Form 10-Q
period 1996-03-31
RENAISSANCERE HOLDINGS LTD
filed 1996-05-14
CIK 913144

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                  FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:    March 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number:                     34-0-26512

                          RENAISSANCERE HOLDINGS LTD.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

BERMUDA                                     98-013-8020
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

SOFIA HOUSE, 48 CHURCH STREET
HAMILTON, BERMUDA                           HM 12
(Address of principal executive offices)    (Zip Code)

                                (441) 295-4513
             (Registrant's telephone number, including area code)
                                NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No___
                       -----

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common shares, par value US $1.00 per share, as of March 31, 1996 was 25,605,000.

                          RENAISSANCERE HOLDINGS LTD.

                              INDEX TO FORM 10-Q

PART I -- Financial Information                                        Page
                                                                       ----

     ITEM 1 -- Financial Statements

     Consolidated Balance Sheets as of March 31, 1996                   1
     (unaudited) and December 31, 1995

     Unaudited Consolidated Statements of Operations for                2
     the Three Months Ended March 31, 1996 and 1995.

     Unaudited Consolidated Statements of Cash Flows                    3
     for the Three Months Ended March 31, 1996 and 1995

     Notes to Unaudited Consolidated Financial Statements               4

     ITEM II -- Management's Discussion and Analysis of                 5
     Results of Operations and Financial Condition
PART II -- Other Information                                            8
     ITEM 1 -- Legal Proceedings
     ITEM 2 -- Changes in Securities
     ITEM 3 -- Defaults Upon Senior Securities
     ITEM 4 -- Submission of Matters to a Vote of Security Holders
     ITEM 5 -- Other Information
     ITEM 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                 9

EXHIBIT 27 -- Financial Data Schedule

PART I -- Financial Information
Item 1 -- Financial Statements

                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      SUMMARY CONSOLIDATED BALANCE SHEETS
                            (United States Dollars)
                   (in thousands, except per share amounts)

                                                                                                     As at
                                                                                --------------------------------------------------
                                                                                    March 31, 1996              December 31, 1995
                                                                                ------------------            --------------------
                                                                                   (Unaudited)
ASSETS
- - -------------------------------------------------------------------------------
Investments available for sale, at fair value                                   $         565,085             $           523,848
    (Amortized cost $568,194 and $521,149, at March 3, 1996 and
    December 31, 1995, respectively)
Short-term investments                                                                      4,989                           4,988
Cash and cash equivalents                                                                 126,751                         139,163
Premiums receivable                                                                       117,532                          62,773
Accrued investment income                                                                  14,015                          14,851
Deferred acquisition costs                                                                 13,679                           6,163
Other assets                                                                                5,218                           5,274
                                                                                ------------------            --------------------

     TOTAL ASSETS                                                               $         847,269             $           757,060
                                                                                ==================            ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
- - -------------------------------------------------------------------------------
LIABILITIES

Reserve for claims and claim adjustment expenses                                $         104,496             $           100,445
Reserve for unearned premiums                                                             137,459                          60,444
Bank loan                                                                                  80,000                         100,000
Other liabilities                                                                          11,174                           9,835
                                                                                ------------------            --------------------

     TOTAL LIABILITIES                                                                    333,129                         270,724
                                                                                ------------------            --------------------

SHAREHOLDERS' EQUITY
- - -------------------------------------------------------------------------------

Common shares                                                                              25,605                          25,605
Additional paid-in capital                                                                173,855                         174,370
Loans to officers and employees                                                            (2,651)                         (2,728)
Net unrealized appreciation (depreciation) on investments                                  (3,109)                          2,699
Retained earnings                                                                         320,440                         286,390
                                                                                ------------------            --------------------

     TOTAL SHAREHOLDERS' EQUITY                                                           514,140                         486,336
                                                                                ------------------            --------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $         847,269             $           757,060
                                                                                ==================            ====================

BOOK VALUE PER COMMON SHARE                                                     $           20.08             $             18.99
                                                                                ==================            ====================

COMMON SHARES OUTSTANDING                                                                  25,605                          25,605

                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                 SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS
                           (United States Dollars)
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                     QUARTERS ENDED
                                            -----------------------------------
                                             MARCH 31, 1996     MARCH 31, 1995
                                            ---------------     ---------------
REVENUES
    Net premiums written                     $     138,715       $     155,516
       Increase in unearned premiums               (77,016)            (88,930)
                                            ---------------     ---------------

    Net premiums earned                             61,699              66,586
    Net investment income                           10,058               7,014
    Net foreign exchange gains (losses)                (94)              1,428
    Net realized gains (losses) on
      investments                                     (617)                566
                                            ---------------     ---------------

    TOTAL REVENUES                                  71,046              75,594
                                            ---------------     ---------------

EXPENSES
    Claims and claim adjustment
      expenses incurred                             19,981              20,863
    Acquisition expenses                             6,322               6,709
    Operating expenses                               3,301               2,094
    Corporate expenses                                 687               3,875
    Interest expense                                 1,584               1,078
                                            ---------------     ---------------

    TOTAL EXPENSES                                  31,875              34,619
                                            ---------------     ---------------

Pre-tax income                                      39,171              40,975
Income tax expense                                     -                   -
                                            ---------------     ---------------

NET INCOME                                          39,171              40,975

Net Income allocable to Series B
  Preference Shares                                    -                 1,941
                                            ---------------     ---------------

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                        $      39,171       $      39,034
                                            ===============     ===============

NET INCOME PER COMMON SHARE                  $        1.50       $        1.72
                                            ===============     ===============

Weighted average common shares and
  common share equivalents outstanding              26,088              22,750

Expense ratio                                        15.6%               13.2%
Claims and claims expense ratio                      32.4%               31.4%
                                            ---------------     ---------------

Combined ratio                                       48.0%               44.6%

                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (United States Dollars in thousands)
                                  (Unaudited)

                                                       QUARTERS ENDED
                                              ----------------------------------
                                               MARCH 31, 1996    MARCH 31, 1995
                                              ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                  $      39,171     $       40,975

   ADJUSTMENTS TO RECONCILE NET INCOME TO
       CASH PROVIDED BY OPERATING ACTIVITIES

       Amortization and depreciation                     703                799
       Realized investment (gains) losses                617               (566)
       Change in:
              Reserve for unearned premiums           77,015             88,272
              Reinsurance balances receivable        (54,418)           (65,913)
              Reserve for claims and claim
                adjustment expenses                    4,051              9,211
              Deferred acquisition costs              (7,516)            (9,309)
              Other                                    1,452              1,608
                                               --------------    ---------------

                  Cash provided by
                   operating activities               61,075             65,077
                                               --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investments                 79,279            166,237
    Purchase of investments available
      for sale                                      (127,645)          (131,054)
                                               --------------    ---------------

                  Cash provided by (applied
                   to) investing activities          (48,366)            35,183
                                               --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common shares             -                 4,309
    Repayment of bank loan                           (20,000)               -
    Dividends paid                                    (5,121)               -
    Organizational expenses                             -                 1,708
                                               --------------    ---------------

                  Cash provided by (applied
                   to) financing activities          (25,121)             6,017
                                               --------------    ---------------

       Net increase in cash and cash
         equivalents                                 (12,412)           106,277

       Cash and cash equivalents, balance
         at beginning of period                      139,163            153,049
                                               --------------    ---------------

       Cash and cash equivalents, balance
         at end of period                      $     126,751     $      259,326
                                               ==============    ===============

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                  Notes to Consolidated Financial Statements
                     (Expressed in United States Dollars)
                                  (unaudited)

1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of RenaissanceRe Holdings Ltd. and its wholly owned subsidiaries, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") and Glencoe Insurance Ltd. ("Glencoe") (collectively, the "Company"). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 1996 and December 31, 1995, its results for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995. These consolidated financial statements should be read in conjunction with the 1995 audited consolidated financial statements and related notes thereto.

2. Earnings per share are calculated by dividing net income available to common shareholders by weighted average common shares and common share equivalents outstanding. For the quarter ended March 31, 1996, weighted average common shares outstanding were 26.1 million consisting of 25.6 million weighted average common shares and 0.5 million weighted average common share equivalents. For the quarter ended March 31, 1995, weighted average common shares outstanding were 22.8 million consisting of 22.5 million weighted average common shares and
0.3 million weighted average common share equivalents.

3. During the quarter the Board of Directors declared, and the Company paid, a dividend of $0.20 per share to shareholders of record as of February 20, 1996.

4. In early January 1996, the Company capitalized a new subsidiary, Glencoe, with $50 million of initial capital, to participate in certain attractive insurance markets utilizing the modeling, underwriting, customer service, and capital management approaches that Renaissance Reinsurance has successfully employed. Glencoe is not expected to contribute significantly to results in 1996.

5. In February 1996, the Company completed a secondary offering of 3 million common shares at $28.00 per share. The Company's initial institutional investors each sold 14% of their holdings, which doubled the public float of the Company's shares. The secondary offering did not have any impact on shares outstanding because all shares were sold by existing shareholders.

6. Interest paid was $1.6 million for the quarter ended March 31, 1996 and $0.7 million for the same quarter in the previous year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the quarter ended March 31, 1996  compared to the quarter ended March 31,
1995

For the quarter ended March 31, 1996, net income available to common shareholders was $39.2 million, compared to $39.0 million reported for the same quarter in 1995. Net income per common share for the quarter ended March 31, 1996 was $1.50 compared to $1.72 for the same period in 1995, a decrease of 13%, because of a 13% increase in the number of shares outstanding in 1996 as a result of the Company's 3.1 million initial public offering (the "IPO") in July 1995. Operating earnings per common share (excluding realized gains and losses on investments) were $1.53 for the first quarter of 1996, compared to $1.69 for the same period in 1995.

Net premiums written for the first quarter of 1996 declined 11% to $138.7 million from the $155.5 million reported for the same quarter of 1995. The decline in net premiums written was primarily related to the competitive market for property catastrophe reinsurance, booking of a multi-year policy in the first quarter of 1995 that will not renew until 1997, and lower reinstatement premiums in the first quarter of 1996 compared to the first quarter of 1995.
The premium decrease of 11% was the result of a 9% decrease due to certain clients not renewing coverage, a decrease of 4% related to a multi-year policy that will not renew until 1997, a decrease of 2% caused by a reduction in reinstatement premiums booked, a decrease in pricing of renewed business and adjustments of 3%, which was partially offset by increased premiums related to new business of 7%. Reinstatement premiums for the first quarter of 1996 were $1.5 million compared to $5.4 million for the same quarter of 1995. Net premiums earned for the first quarter of 1996 were $61.7 million, compared to $66.6 million for the same quarter of 1995. Total revenues for the first quarter of 1996 decreased to $71.0 million from $75.6 million reported for the same quarter of 1995.


The table below sets forth the Company's combined ratio and components thereof:


                                              QUARTERS ENDED MARCH 31,
                                              ------------------------
                                                    1996         1995
                                              ----------     --------
Loss ratio.......................................   32.4%        31.4%
Expense ratio....................................   15.6%        13.2%
                                                 --------     --------
Combined Ratio...................................   32.4%        44.6%
                                                 ========     ========

Claims and claim adjustment expenses incurred for the quarter ended March 31, 1996 were $20.0 million or 32.4 percent of net premiums earned and included the provision of $7.0 million for losses related to the Northeast USA winter storms. In comparison, claims and claim adjustment expenses for the quarter ended March 31, 1995 were $21.0 million or 31.4 percent of net premiums earned.

Acquisition costs were $6.3 million for the quarter ended March 31, 1996 compared to $6.7 million for the same period in 1995. These costs were consistent at 10.2 percent and 10.1 percent of net premiums earned for the quarters ended March 31, 1996 and 1995, respectively.

Net investment income (excluding net realized investment gains and losses) was $10.1 million for the quarter ended March 31, 1996 compared to $7.0 million for the same period in 1995. The increase was due to the increase in the Company's invested assets. The increase in invested assets over the prior year amount was the result of cash flow provided by operating activities, borrowings under the Company's revolving credit facility with a syndicate of commercial banks (the "Revolving Credit Facility") and the proceeds of the IPO, offset by the Company's retirement of its Series B 15% Cumulative Redeemable Voting
Preference Shares (the "Series B Preference Shares") in April 1995. Net realized losses on investments were $0.6 million for the quarter March 31, 1996, compared to net realized gains of $0.6 million for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

In July 1995, the Company completed the IPO raising approximately $54.9 million in net proceeds. The net proceeds from the IPO were used to reduce the Company's outstanding borrowings under its Revolving Credit Facility and for general corporate purposes.

In January 1996, the Company amended and restated the Revolving Credit Facility, increasing the aggregate borrowing limit thereunder to $150.0 million from $120.0 million. The full amount of the Revolving Credit Facility is available until February 1, 1999, with two optional one year extensions, if requested by the Company and approved by the lenders.

On February 28, 1996, the Company completed a secondary offering of 3 million common shares at $28.00 per share. The Company's initial institutional investors each sold 14% of their holdings, which doubled the public float of the Company's shares. The secondary offering did not have any impact on shares outstanding because all shares were sold by existing shareholders.

At March 31, 1996, total assets were $847.3 million compared to $757.1 million at December 31, 1995, an increase of 12 percent. The increase in total assets was due primarily to cash flows provided by operating activities partially offset by reduced borrowings under the Company's Revolving Credit Facility. During the quarter ended March 31, 1996, the Company reduced its borrowings under the Revolving Credit Facility by $20 million. At March 31, 1996, the

Company had $70 million of unused borrowing capacity under its Revolving Credit Facility.

The Company's investment portfolio of $696.8 million consisted of debt securities with fixed maturities of $565.1 million, short-term investments of $5.0 million, and cash and cash equivalents of $126.8 million. At March 31, 1996, the investment portfolio had an average rating of AA+ as measured by Standard & Poor's Ratings Group, an average duration of 1.4 years and an average yield to maturity of 6.1 percent before investment expenses. The Company's investment in cash and cash equivalents includes $25.9 million of investments in non - U.S. currencies, representing approximately 4 percent of invested assets. The remaining 96 percent of the Company's invested assets are invested in U.S. Dollar denominated investments. The portfolio does not contain any direct investments in real estate, mortgage loans or other securities.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

               None.

Item 2 -- Changes in Securities

               None

Item 3 -- Defaults Upon Senior Securities

               None

Item 4 -- Submission of Matters to a Vote of Security Holders

               None

Item 5 -- Other Information

               None

Item 6 -- Exhibits and Reports on From 8-K

          a.   Exhibits:

               Exhibit 27-- Financial Data Schedule

          b.   Current Reports on Form 8-K:

                    The Registrant did not file any reports on Form 8-K during the period beginning January 1, 1996 and ending March 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                          RENAISSANCERE HOLDINGS LTD.

Date:  May 7, 1996

                          By: /s/ Keith S. Hynes
                              --------------------------------

                                  Keith S. Hynes
                                  Senior Vice President and
                                  Chief Financial Officer