Form 10-Q
period 1996-06-30
RENAISSANCERE HOLDINGS LTD
filed 1996-07-30
CIK 913144

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                  FORM 10 - Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:       June 30, 1996

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common shares, par value US $1.00 per share, as of June 30, 1996 was 25,609,668.

Total number of pages in this report (including exhibits):  15

                          RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- Financial Information

     ITEM 1 -- Financial Statements

     Consolidated Balance Sheets as of June 30, 1996          3
     (unaudited) and December 31, 1995

     Unaudited Consolidated Statements of Operations for      4
     the Three Months and Six Months
     Ended June 30, 1996 and 1995.

     Unaudited Consolidated Statements of Cash Flows          5
     for the Six Months Ended June 30, 1996 and 1995

     Notes to Unaudited Consolidated Financial Statements     6

     ITEM II -- Management's Discussion and Analysis of       7
     Results of Operations and Financial Condition

PART II -- Other Information                                 10

     ITEM 1 -- Legal Proceedings
     ITEM 2 -- Changes in Securities
     ITEM 3 -- Defaults Upon Senior Securities
     ITEM 4 -- Submission of Matters to a Vote of Security Holders
     ITEM 5 -- Other Information
     ITEM 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                      14

Exhibit 27 - Financial Data Schedule

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (United States Dollars)
                    (in thousands, except per share amounts)

                                                                 AS OF
                                                        -----------------------
                                                                      DECEMBER
                                                        JUNE 30, 1996  31, 1995
                                                        ------------- ---------
ASSETS                                                   (Unaudited)
Investments available for sale, at fair value..........   $582,185    $523,848
 (Amortized cost $585,886 and $521,149, at June 30,
 1996 and December 31, 1995, respectively)
Short-term investments.................................        --        4,988
Cash and cash equivalents..............................    103,230     139,163
Premiums receivable....................................    118,247      62,773
Accrued investment income..............................     14,840      14,851
Deferred acquisition costs.............................     11,062       6,163
Other assets...........................................      4,408       5,274
                                                          --------    --------
 TOTAL ASSETS..........................................   $833,972    $757,060
                                                          ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for claims and claim adjustment expenses.......   $ 95,940    $100,445
Reserve for unearned premiums..........................    108,126      60,444
Bank loan..............................................     50,000     100,000
Other..................................................     18,172       9,835
                                                          --------    --------
 TOTAL LIABILITIES.....................................    272,238     270,724
                                                          --------    --------
MINORITY INTERESTS.....................................     15,153         --
                                                          --------    --------
 TOTAL LIABILITIES AND MINORITY INTERESTS..............    287,391     270,724
                                                          --------    --------
SHAREHOLDERS' EQUITY
Common Shares..........................................     25,610      25,605
Additional paid-in capital.............................    173,809     174,370
Loans to officers and employees........................     (3,736)     (2,728)
Net unrealized appreciation (depreciation) on invest-
 ments.................................................     (3,701)      2,699
Retained earnings......................................    354,599     286,390
                                                          --------    --------
 TOTAL SHAREHOLDERS' EQUITY............................    546,581     486,366
                                                          --------    --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $833,972    $757,060
                                                          ========    ========
BOOK VALUE PER COMMON SHARE............................   $  21.34    $  18.99
                                                          ========    ========
COMMON SHARES OUTSTANDING..............................     25,610      25,605

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (United States Dollars)
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                QUARTERS ENDED               YEAR-TO-DATE
                          --------------------------- ---------------------------
                          JUNE 30, 1996 JUNE 30, 1995 JUNE 30, 1996 JUNE 30, 1995
                          ------------- ------------- ------------- -------------
REVENUE
 Gross Premiums Written.     $39,018       $40,035      $179,566      $196,210
                             =======       =======      ========      ========
 Net premiums written...     $32,682       $39,959      $171,397      $195,475
  Decrease (increase) in
   unearned premiums....      29,333        30,364       (47,683)      (58,566)
                             -------       -------      --------      --------
 Net premiums earns.....      62,015        70,323       123,714       136,909
 Net investment income..      10,256         7,418        20,314        14,432
 Net foreign exchange
  gains (losses)........        (558)        2,020          (652)        3,448
 Net realized gains
  (losses) on
  investments...........      (1,514)          (40)       (2,131)          526
                             -------       -------      --------      --------
 TOTAL REVENUES.........      70,199        79,721       141,245       155,315
                             -------       -------      --------      --------
EXPENSES
 Claims and claim
  adjustment expenses
  incurred..............      19,336        25,408        39,317        46,271
 Acquisition expenses...       6,090         7,066        12,412        13,775
 Operating expenses.....       3,837         2,789         7,138         4,883
 Corporate expenses.....         446           739         1,133         4,614
 Interest expense.......       1,209         1,594         2,793         2,672
                             -------       -------      --------      --------
 TOTAL EXPENSES.........      30,918        37,596        62,793        72,215
                             -------       -------      --------      --------
Net Income before tax
 and minority interest..      39,281        42,125        78,452        83,100
Income tax expense......         --            --            --            --
                             -------       -------       -------       -------
Net Income..............      39,281        42,125        78,452        83,100
Net Income allocable to
  Series B Preference
  Shares................         --            595           --          2,536
                             -------       -------      --------      --------
Net Income available to
 Common Shareholders....     $39,281       $41,530      $ 78,452      $ 80,564
                             =======       =======      ========      ========
NET INCOME PER COMMON
 SHARE..................     $  1.51       $  1.83      $   3.01      $   3.54
                             =======       =======      ========      ========
Weighted average Common
 Shares and common
 share equivalents
 outstanding...............   26,076        22,750        26,081        22,750
Claims and claim adjust-
 ment expense ratio.....        31.2%         36.2%         31.8%         33.8%
Expense ratio...........        16.0%         14.1%         15.8%         13.6%
                             -------       -------      --------      --------
Combined ratio..........        47.2%         50.3%         47.6%         47.4%

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (United States Dollars in thousands)
                                  (Unaudited)

                                                          YEAR-TO-DATE
                                                   ---------------------------
                                                   JUNE 30, 1996 JUNE 30, 1995
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                          $ 78,452      $ 83,100
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PRO-
 VIDED BY OPERATING ACTIVITIES
 Amortization and depreciation....................         78           238
 Realized investment (gains) losses...............      2,131          (526)
 Change in:
  Reserve for unearned premiums...................     47,683        57,831
  Reinsurance balances receivable.................    (48,955)      (56,564)
  Reserve for claims and claim adjustment ex-
   penses.........................................     (4,505)       26,316
  Deferred acquisition costs......................     (4,899)       (6,173)
  Other...........................................      2,952         6,222
                                                     --------      --------
    CASH PROVIDED BY OPERATING ACTIVITIES.........     72,937       110,444
                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investments................    141,246       176,300
 Purchase of investments available for sale.......   (203,127)     (283,958)
 Proceeds from sale of minority interest in Glen-
  coe.............................................     15,265           --
 Net purchases of short-term investments..........        --        (16,140)
 Purchase of furniture and equipment..............       (447)          (81)
                                                     --------      --------
    CASH APPLIED TO INVESTING ACTIVITIES..........    (47,063)     (123,879)
                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of stock options..........        --            100
 Proceeds from bank loan..........................        --         60,000
 Repayment of bank loan...........................    (50,000)          --
 Redemption of Series B Preference Shares.........        --        (57,874)
 Loans to employees...............................     (1,007)       (2,555)
 Dividends paid...................................    (10,243)          --
 Organizational expenses..........................        --            --
 Other............................................       (557)          --
                                                     --------      --------
    CASH APPLIED TO FINANCING ACTIVITIES..........    (61,807)         (329)
                                                     --------      --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS.......    (35,933)      (13,764)
  CASH AND CASH EQUIVALENTS, BALANCE AT BEGINNING
   OF PERIOD......................................    139,163       153,049
                                                     --------      --------
  CASH AND CASH EQUIVALENTS, BALANCE AT END OF
   PERIOD.........................................   $103,230      $139,285
                                                     ========      ========

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                  (unaudited)

1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of RenaissanceRe Holdings Ltd. and its subsidiaries, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") and Glencoe Insurance Ltd. ("Glencoe") (collectively, the "Company"). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 1996 and December 31, 1995, its results for the three month and six month periods ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. These consolidated financial statements should be read in conjunction with the 1995 audited consolidated financial statements and related notes thereto.

2. Earnings per share are calculated by dividing net income available to common shareholders by weighted average common shares and common share equivalents outstanding.

     For the quarter ended June 30, 1996, the Company had 26,076,000 weighted average common shares outstanding consisting of 25,608,000 weighted average common shares and 468,000 weighted average common share equivalents issuable pursuant to stock option plans. For the quarter ended June 30, 1995, the Company had 22,750,000 weighted average common shares outstanding consisting of 22,500,000 weighted average common shares and 250,000 weighted average common share equivalents issuable pursuant to stock option plans.

     For the six months ended June 30, 1996, the Company had 26,081,000 weighted average common shares outstanding consisting of 25,607,000 weighted average common shares and 474,000 weighted average common share equivalents issuable pursuant to stock option plans. For the six months ended June 30, 1995, the Company had 22,750,000 weighted average common shares outstanding consisting of 22,500,000 weighted average common shares and 250,000 weighted average common share equivalents issuable pursuant to stock option plans.

3. During the quarter ended June 30, 1996, the Board of Directors of the Company declared, and the Company paid, a dividend of $0.20 per share to shareholders of record as of May 16, 1996.

4. In early January 1996, the Company capitalized a new subsidiary, Glencoe, with $50 million of initial capital, to participate in certain attractive insurance markets utilizing the modeling, underwriting, customer service, and capital management approaches that Renaissance Reinsurance has successfully employed. Glencoe is not expected to contribute significantly to the Company's results of operations in 1996.

     During the second quarter of 1996, two strategic investors became shareholders of Glencoe. Underwriters Reinsurance Company of Woodland Hills, California, purchased 20 percent of Glencoe. Dames and Moore Ventures, a subsidiary of Dames and Moore, Inc., a leading engineering and consulting firm, purchased 9.9 percent of Glencoe. RenaissanceRe Holdings Ltd. retained a 70.1 percent interest in Glencoe. The results of Glencoe are consolidated and the resulting minority interests are eliminated in the consolidated income statements and the consolidated balance sheets.

5. In February 1996, the Company completed a secondary offering of 3 million common shares at $28.00 per share. The Company's initial institutional investors each sold 14% of their holdings, which doubled the public float of the Company's shares. The secondary offering did not have any impact on shares outstanding because all shares were sold by existing shareholders.

6. Interest paid was $2.9 million for the six months ended June 30, 1996 and $2.0 million for the same period in the previous year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the quarter ended June 30, 1996  compared to the quarter ended June 30, 1995

For the quarter ended June 30, 1996, net income available to common shareholders was $39.3 million, compared to $41.5 million reported for the same quarter in 1995. Operating earnings (excluding realized gains and losses on investments) were $40.8 million for the second quarter of 1996, compared to $41.6 for the same period in 1995. Earnings per common share for the quarter ended June 30, 1996 decreased 17 percent to $1.51 compared to $1.83 for the same period in 1995. This decrease was primarily because of a 15 percent increase in the number of weighted average common shares outstanding in the second quarter of 1996 compared to the same period in 1995 as a result of the Company's initial public offering of 3.1 million common shares in July 1995 (the "IPO").
Operating earnings per common share (excluding realized gains and losses on investments) were $1.56 for the second quarter of 1996, compared to $1.83 for the same period in 1995.

Gross premiums written for the second quarter of 1996 declined 3 percent to $39.0 million from the $40.0 million reported for the same quarter of 1995. The decline in gross premiums written was primarily related to the competitive market for property catastrophe reinsurance, which was partially offset by higher reinstatement premiums in the first quarter of 1996 compared to the first quarter of 1995. The gross premium written decrease of 3 percent was the result of a 20 percent decrease due to certain clients not renewing coverage, a decrease in pricing and coverage of renewed business of 15 percent, which was partially offset by increased premiums related to new business of 17 percent and an increase of 15 percent caused by an increase in reinstatement premiums booked. Reinstatement premiums for the second quarter of 1996 were $4.1 million. Reinsurance ceded premiums written were $6.3 million for the second quarter of 1996, resulting in net premiums written for the 1996 second quarter of $32.7 million compared to $40.0 million for the same period in 1995. Net premiums earned for the second quarter of 1996 were $62.0 million, compared to $70.3 million for the same quarter of 1995.

The table below sets forth the Company's combined ratio and components thereof for the quarters ended June 30, 1996 and 1995:

                                              Quarters Ended June 30,
                                             -------------------------
                                                 1996         1995
                                             ------------  -----------
Claims and claim adjustment expense ratio..         31.2%        36.2%
Expense ratio..............................         16.0%        14.1%
                                                    ----         ----
Combined Ratio.............................         47.2%        50.3%
                                                    ----         ----


Claims and claim adjustment expenses incurred for the quarter ended June 30, 1996 were $19.3 million or 31.2 percent of net premiums earned and included the provision of $7.0 million for claims incurred by regional midwestern clients related to the severe wind and hail storms during the second quarter of 1996. In comparison, claims and claim adjustment expenses for the quarter ended June 30, 1995 were $25.4 million or 36.2 percent of net premiums earned.

Acquisition costs were $6.1 million for the quarter ended June 30, 1996 compared to $7.1 million for the same period in 1995. These costs were 9.8 percent and
10.0 percent of net premiums earned for the quarters ended June 30, 1996 and 1995, respectively.

Net investment income (excluding net realized investment gains and losses) was $10.3 million for the quarter ended June 30, 1996 compared to $7.4 million for the same period in 1995. The increase was due to the increase in the Company's average invested assets to $691.1 million during the second quarter of 1996 compared to $531.6 million for the same period in the prior year. The increase in invested assets over the prior year amount was the result of cash flow provided by operating activities, and the net proceeds of the IPO, partially offset by a reduction in borrowings under the Company's revolving credit facility with a syndicate of commercial banks (the "Revolving Credit Facility") and the Company's retirement of its Series B 15% Cumulative Redeemable Voting Preference Shares (the "Series B Preference Shares") in April 1995. Net realized losses on investments were $1.5 million for the quarter ended June 30, 1996.

For the six months ended June 30, 1996 compared to the six months ended June 30, 1995

For the six months ended June 30, 1996, net income available to common shareholders was $78.5 million, compared to $80.6 million reported for the same period in 1995. Operating earnings (excluding realized gains and losses on investments) were $80.6 million for the first six months of 1996, compared to $80.0 million for the same period in 1995. Earnings per common share for the six months ended June 30, 1996 decreased 15 percent to $3.01 compared to $3.54 for the same period in 1995. This decrease was because of a 15 percent increase in the number of weighted average common shares outstanding during the first six months of 1996 compared to the same period in 1995, as a result of the IPO. Operating earnings per common share (excluding realized gains and losses on investments) were $3.09 for the first six months of 1996, compared to $3.52 for the same period in 1995.

Gross premiums written for the first six months of 1996 declined 8 percent to $179.6 million from the $196.2 million reported for the same period of 1995. The decline in gross premiums written was primarily related to the competitive market for property catastrophe reinsurance and the booking of a multi-year policy in the first quarter of 1995 that will not renew until 1997, partially offset by higher reinstatement premiums in the first six months of 1996 compared to the same period in 1995. The gross premiums written decrease of 8 percent was the result of an 11 percent decrease due to certain clients not renewing coverage, a decrease in pricing and coverage of renewed business of 5 percent and a decrease of 3 percent related to a multi-year policy that will not renew until 1997, which was partially offset by an increase of 2 percent in reinstatement premiums booked and increased premiums related to new business of 9 percent. Reinsurance ceded premiums written were $8.2 million for the first six months of 1996 compared to $0.7 million for the same period of 1995, resulting in net premiums written of $171.4 million for the six months ended June 30, 1996 compared to net premiums written of $195.5 million for the same period in the prior year. Net premiums earned for the first six months of 1996 were $123.7 million, compared to $136.9 million for the same period of 1995.

The table below sets forth the Company's combined ratio and components thereof for the six months ended June 30, 1996 and 1995:

                                              Six Months Ended June 30,
                                             ---------------------------
                                                 1996           1995
                                             -------------  ------------
Claims and claim adjustment expense ratio..          31.8%         33.8%
Expense ratio..............................          15.8%         13.6%
                                                     ----          ----
Combined Ratio.............................          47.6%         47.4%
                                                     ----          ----

Claims and claim adjustment expenses incurred for the six months ended June 30, 1996 were $39.3 million or 31.8 percent of net premiums earned and included the provision of $7.0 million for claims incurred by regional midwestern clients related to the severe wind and hail storms during the second quarter of 1996 as well as the provision of $7.0 million for losses related to the Northeast USA winter storms in the first quarter of 1996. In comparison, claims and claim adjustment expenses for the six months ended June 30, 1995 were $46.3 million or
33.8 percent of net premiums earned.

Acquisition costs were $12.4 million for the six months ended June 30, 1996 compared to $13.8 million for the same period in 1995. These costs were consistent at approximately 10 percent of net premiums earned for the six months ended June 30, 1996 and 1995.

Net investment income (excluding net realized investment gains and losses) was $20.3 million for the six months ended June 30, 1996 compared to $14.4 million for the same period in 1995. The increase was due to the increase in the Company's average invested assets to $676.7 million during the first six months of 1996 compared to $497.8 million for the same period in the prior year. The increase in invested assets over the prior year amount was the result of cash flow provided by operating activities, and the net proceeds of the IPO partially offset by a reduction in borrowings under the Revolving Credit Facility and the retirement of the Series B Preference Shares in April 1995. Net realized losses on investments were $2.1 million for the six months ended June 30, 1996, compared to net realized gains on investments of $0.5 million for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

In July 1995, the Company completed the IPO of its common shares, raising approximately $55 million. The net proceeds from the IPO were used to reduce the Company's outstanding borrowings under its Revolving Credit Facility and for general corporate purposes.

In January 1996, the Company amended and restated the Revolving Credit Facility, increasing the aggregate borrowing limit thereunder to $150.0 million from $120.0 million. The full amount of the Revolving Credit Facility is available until February 1, 1999, with two optional one year extensions, if requested by the Company and approved by the lenders.

On February 28, 1996, the Company completed a secondary offering of 3 million common shares at $28.00 per share. The Company's initial institutional investors each sold 14 percent of their holdings, which doubled the public float of the Company's shares. The secondary offering did not have any impact on shares outstanding because all shares were sold by existing shareholders.

At June 30, 1996, total assets were $834.0 million compared to $757.1 million at December 31, 1995, an increase of approximately 10 percent. The increase in total assets during the first six months of 1996 was due primarily to cash flows provided by operating activities partially offset by reduced borrowings under the Company's Revolving Credit Facility. During the quarters ended June 30, 1996 and March 31, 1996, the Company reduced its borrowings under the Revolving
Credit Facility by $30 million and $20 million, respectively.   At June 30,
1996, the Company had $100 million of unused borrowing capacity under its Revolving Credit Facility.

The Company's investment portfolio had a fair value of $685.4 million at June 30, 1996 and consisted of debt securities with fixed maturities with a fair value of $582.2 million and cash and cash equivalents with a fair value of $103.2 million. At June 30, 1996, the investment portfolio had an average rating of AA+ as measured by Standard & Poor's Ratings Group, an average duration of 1.5 years and an average yield to maturity of 6.3 percent before investment expenses. The Company's investment in cash and cash equivalents included $23.4 million of investments in non - U.S. currencies, representing approximately 3 percent of invested assets. The remaining 97 percent of the Company's invested assets are invested in U.S. Dollar denominated investments. The portfolio does not contain any direct investments in real estate, mortgage loans or other securities.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

               None.

Item 2 -- Changes in Securities

               None

Item 3 -- Defaults Upon Senior Securities

               None

Item 4 -- Submission of Matters to a Vote of Security Holders

     (a) The Registrant's 1996 Annual General Meeting of Shareholders (the "Annual General Meeting") was held on May 6, 1996.

     (b) Proxies were solicited by the Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees for director as listed in the proxy statement; and all of such nominees were elected for a one-year term.

     (c) The following matters were voted upon at the Annual General Meeting with the voting results as indicated:

  1. Proposal to consider, and if thought fit, approve the establishment of the number of directors serving on the Company's Board of Directors at nine, election of the individuals set forth below to the Board to serve until the 1997 annual general meeting of shareholders of the Company, or until their successors are duly elected, and approval of the Board's ability to fill the two vacancies on the Board thereby created without further shareholder action.

          Nominee             Votes For   Votes Against
          ----------------    ----------  -------------
          [S]                 [C]         [C]
          Arthur S. Bahr      24,405,806              -
          Edmund B. Greene    24,405,056            750
          Gerald L. Igou      24,404,756          1,050
          Kewsong Lee         24,405,056            750
          John M. Lummis      24,405,506            300
          Howard H. Newman    24,405,526            550
          James N. Stanard    24,405,206            600

          There were no votes withheld in connection with this first proposal.

2. Proposal to consider, and if thought fit, approve an amendment to the RenaissanceRe Holdings Ltd. Amended and Restated 1993 Stock Incentive Plan providing for the payment of cash dividend equivalents to participants holding certain options granted thereunder.

          Votes For           Votes Against   Abstain
          ---------           -------------   -------
          23,823,970          551,436         120,700

3. Proposal to consider, and if thought fit, approve the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan which provides for annual grants of options and common shares to directors who are not employees of the Company or certain of the Company's shareholders, or any of their respective affiliates.

          Votes For           Votes Against    Abstain
          ---------           -------------    -------
          23,824,595          91,841           30,670

4. Proposal to consider, and if thought fit, approve the Company's payment of certain expenses of the offering of 3,000,000 common shares by certain existing shareholders of the Company, provision of certain indemnification and contribution undertakings to the underwriters of such offering and the execution of a registration rights agreement with certain shareholders of the Company.

          Votes For           Votes Against    Abstain
          ---------           -------------    -------
          23,319,916          80,171           41,550

5. Proposal to appoint Ernst & Young to serve as independent auditors of the Company for the 1996 fiscal year, and the referral to the Board of Directors of the Company of the determination of the auditors' remuneration.

          Votes For           Votes Against    Abstain
          ---------           -------------    -------
          24,397,619          1,787            6,400

          There were no broker non-votes in connection with any of the proposals listed above.

Item 5 -- Other Information

               None

Item 6 -- Exhibits and Reports on Form 8-K

          a.   Exhibits:

               Exhibit 27 -- Financial Data Schedule

          b.   Current Reports on Form 8-K:

            The Registrant did not file any reports on Form 8-K during the period beginning April 1, 1996 and ending June 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                             RENAISSANCERE HOLDINGS LTD.

Date: July 30, 1996

                              By:   /s/ Keith S. Hynes
                                    ----------------------------
                                    Keith S. Hynes
                                    Senior Vice President and
                                    Chief Financial Officer