Form 10-Q
period 1996-09-30
RENAISSANCERE HOLDINGS LTD
filed 1996-11-01
CIK 913144

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                  FORM 10 - Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 1996


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

RENAISSANCE HOUSE, EAST BROADWAY
HAMILTON, BERMUDA                          HM 19
(Address of principal executive offices)  (Zip Code)

                                 (441) 295-4513
              (Registrant's telephone number, including area code)

             Sofia House, 48 Church Street, Hamilton, Bermuda HM 12
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---    ---

the number of outstanding shares of RenaissanceRe Holding Ltd.'s common shares, par value US $1.00 per share as of September 30, 1996 was 25,615,977.

Total number of pages in this report (including exhibits):  15

                          RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- Financial Information

  ITEM 1 -- Financial Statements

  Consolidated Balance Sheets as of September 30, 1996       3
  (unaudited) and December 31, 1995

  Unaudited Consolidated Statements of Operations for        4
  the Three Months and Nine Months
  Ended September 30, 1996 and 1995.

  Unaudited Consolidated Statements of Cash Flows            5
  for the Nine Months Ended September 30, 1996 and 1995

  Notes to Unaudited Consolidated Financial Statements       6

  ITEM II -- Management's Discussion and Analysis of         8
  Financial Condition and Results of Operations


PART II -- Other Information                                13

  ITEM 1 -- Legal Proceedings
  ITEM 2 -- Changes in Securities
  ITEM 3 -- Defaults upon Senior Securities
  ITEM 4 -- Submission of Matters to a Vote of
             Security Holders
  ITEM 5 -- Other Information
  ITEM 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                     14

Exhibit 27 - Financial Data Schedule

PART 1 - Financial Information
Item 1 - Financial Statements


                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      SUMMARY CONSOLIDATED BALANCE SHEETS
                            (United States Dollars)
                   (in thousands, except per share amounts)

                                                                As at
                                                     --------------------------
                                                      September       December
                                                      30, 1996        31, 1995
                                                     ------------  ------------
                                                     (Unaudited)
ASSETS
Investments available for sale, at
 fair value                                            $594,766       $523,848
  (Amortized cost  $596,214 and  $521,149,
   at September 30, 1996  and  December 31,
   1995, respectively)
Short-term investments                                       -           4,988
Cash and cash equivalents                               245,963        139,163
Premiums receivable                                     109,805         62,773
Accrued investment income                                16,558         14,851
Deferred acquisition costs                               11,553          6,163
Other assets                                              4,443          5,274
                                                       --------       --------
    TOTAL ASSETS                                       $983,088       $757,060
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for claims and claim adjustment expenses       $106,174       $100,445
Reserve for unearned premiums                           109,911         60,444
Bank loan                                               150,000        100,000
Other                                                    22,006          9,835
                                                       --------       --------
    TOTAL LIABILITIES                                   388,091        270,724
                                                       --------       --------
MINORITY INTERESTS                                       15,261             -
                                                       --------       --------
    TOTAL LIABILITIES AND MINORITY INTERESTS            403,352        270,724
                                                       --------       --------
SHAREHOLDERS' EQUITY
Common shares                                            25,616         25,605
Additional paid-in capital                              173,746        174,370
Loans to officers and employees                          (3,807)        (2,728)
Net unrealized appreciation (depreciation)
 on investments                                          (1,448)         2,699
Retained earnings                                       385,629        286,390
                                                       --------       --------
    TOTAL SHAREHOLDERS' EQUITY                          579,736        486,336
                                                       --------       --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $983,088       $757,060
                                                       ========       ========
 BOOK VALUE PER COMMON SHARE                           $  22.63       $  18.99
                                                       ========       ========
 COMMON SHARES OUTSTANDING                               25,616         25,605


   The accompanying notes are an integral part of these financial statements.

                  RENAISSNCERE HOLDINGS LTD. AND SUBSIDIARIES
                 SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS
                            (United States Dollars)
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                         Quarters Ended                Year-to-Date
                                                 -----------------------------   ----------------------------
                                                 September 30,   September 30,   September 30,  September 30,
                                                     1996            1995             1996          1995
                                                 -------------   -------------   -------------  -------------
REVENUES

 Gross premiums written                              $  73,591       $  81,140       $ 253,157      $ 276,615
                                                     =========       =========       =========      =========
 Net premiums written                                $  65,238       $  80,278       $ 236,635      $ 275,752
 Increase in unearned premiums                          (1,785)         (2,558)        (49,468)       (61,123)
                                                     ---------       ---------       ---------      ---------
 Net premiums earned                                    63,453          77,720         187,167        214,629
 Net investment income                                  12,524           7,716          32,838         24,624
 Net foreign exchange gains (losses)                       266             336            (386)         1,308
 Net realized gains (losses) on investments               (660)          1,163          (2,791)         1,690
                                                     ---------       ---------       ---------      ---------
 TOTAL REVENUES                                         75,583          86,935         216,828        242,251
                                                     ---------       ---------       ---------      ---------
EXPENSES
 Claims and claim adjustment expenses incurred          26,298          31,947          65,615         78,218
 Acquisition expenses                                    6,606           8,259          19,018         22,034
 Operating expenses                                      4,456           2,650          11,594          7,533
 Corporate expenses                                        307             148           1,440          4,763
 Interest expense                                        1,453           1,996           4,246          4,668
                                                     ---------       ---------       ---------      ---------
 TOTAL EXPENSES                                         39,120          45,000         101,913        117,216
                                                     ---------       ---------       ---------      ---------
Net income before tax                                   36,463          41,935         114,915        125,035
Income tax expense                                          -               -               -              -
                                                     ---------       ---------       ---------      ---------
NET INCOME                                              36,463          41,935         114,915        125,035

Net income allocable to Series B
 Preference Shares                                          -               -               -           2,536
                                                     ---------       ---------       ---------      ---------
NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                                 $  36,463       $  41,935       $ 114,915      $ 122,499
                                                     =========       =========       =========      =========
NET INCOME PER COMMON SHARE                          $    1.40       $    1.68       $    4.41      $    5.21
                                                     =========       =========       =========      =========
Weighted average Common Shares and
 common equivalent shares outstanding                   26,084          24,980          26,082         23,493

Claims and claim adjustment expense ratio                 41.5%           41.1%           35.1%          36.4%
Expense ratio                                             17.4%           14.0%           16.3%          13.8%
                                                     ---------       ---------       ---------      ---------
Combined ratio                                            58.9%           55.1%           51.4%          50.2%


   The accompanying notes are an integral part of these financial statements.

                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (United States Dollars in thousands)
                                  (Unaudited)

                                                            Year-to-Date
                                                     --------------------------
                                                      September      September
                                                      30, 1996        30, 1995
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                         $114,915       $125,035

    ADJUSTMENTS TO RECONCILE NET INCOME TO
     CASH PROVIDED BY OPERATING ACTIVITIES

      Amortization and depreciation                       2,674            398
      Realized investment (gains) losses                  2,791         (1,690)
      Change in:
        Reserve for unearned premiums                    49,467         60,390
        Reinsurance balances receivable                 (47,032)       (38,120)
        Reserve for claims and claim adjustment
         expenses                                         5,729         19,104
        Deferred acquisition costs                       (5,390)        (6,318)
        Other                                            12,405         (4,428)
                                                       --------       --------
           CASH PROVIDED TO OPERATING ACTIVITIES        135,559        154,371
                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investments                   232,147        218,711
    Purchase of investments available for sale         (312,448)      (462,891)
    Proceeds from sale of minority interest
     in Glencoe                                          15,265             -
    Net sales of short-term investments                   4,988         37,469
    Purchase of furniture and equipment                  (1,653)          (272)
                                                       --------       --------
           CASH APPLIED TO INVESTING ACTIVITIES         (61,701)      (206,983)
                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common shares                (613)        54,874
    Repayment of bank loan                              (50,000)       (20,000)
    Proceeds from bank loan                             100,000         60,000
    Redemption of Series B shares                            -         (57,874)
    Dividends paid                                      (15,366)            -
    Loans to employees                                   (1,079)        (2,555)
                                                       --------       --------
           CASH PROVIDED BY FINANCING ACTIVITIES         32,942         34,445
                                                       --------       --------
        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                              106,800        (18,167)

        CASH AND CASH EQUIVALENTS, BEGINNING OF
          PERIOD                                        139,163        153,049
                                                       --------       --------
        CASH AND CASH EQUIVALENTS, END OF PERIOD       $245,963       $134,882
                                                       ========       ========


   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                  (unaudited)

1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of RenaissanceRe Holdings Ltd. (the "Company"), and its subsidiaries, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), and Glencoe Insurance Ltd. ("Glencoe"). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 1996 and December 31, 1995, its results of operations for the three month and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. These consolidated financial statements should be read in conjunction with the 1995 audited consolidated financial statements and related notes thereto. The results of operations for any interim period are not necessarily indicative of results for the full fiscal year.

2. Earnings per share are calculated by dividing net income available to common shareholders by weighted average common shares and common share equivalents outstanding.

    For the quarter ended September 30, 1996, the Company had 26,084,000 weighted average common shares outstanding consisting of 25,614,000 weighted average common shares and 470,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans. For the quarter ended September 30, 1995, the Company had 24,980,000 weighted average common shares outstanding consisting of 24,570,000 weighted average common shares and 410,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans.

    For the nine months ended September 30, 1996, the Company had 26,082,000 weighted average common shares outstanding consisting of 25,609,000 weighted average common shares and 473,000 weighted average common share equivalents issuable pursuant to stock option plans. For the nine months ended September 30, 1995, the Company had 23,493,000 weighted average common shares outstanding consisting of 23,190,000 weighted average common shares and 303,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans.

3. During the quarter ended September 30, 1996, the Board of Directors of the Company declared, and the Company paid, a dividend of $0.20 per share to shareholders of record as of August 20, 1996.

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

    During the second quarter of 1996, two strategic investors became shareholders of Glencoe. Underwriters Reinsurance Company of Woodland Hills, California, purchased 20 percent of the capital stock outstanding of Glencoe. Additionally, Dames and Moore Ventures, a subsidiary of Dames and Moore, Inc., a leading engineering and consulting firm, purchased 9.9 percent of the capital stock outstanding of Glencoe. RenaissanceRe Holdings Ltd. retained a 70.1 percent interest in Glencoe. The results of Glencoe are consolidated and the resulting minority interests are eliminated in the consolidated income statements and the consolidated balance sheets.

5. In February 1996, the Company completed a secondary offering of 3 million common shares at $28.00 per share. The Company's initial institutional investors each sold 14 percent of their holdings, which doubled the public float of the Company's shares. The secondary offering did not have any impact on shares outstanding because all shares were sold by existing shareholders.

6. Interest paid was $4.2 million for the nine months ended September 30, 1996 and $4.2 million for the same period in the previous year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995

For the quarter ended September 30, 1996, net income available to common shareholders was $36.5 million, compared to $41.9 million reported for the same quarter in 1995. Earnings per common share for the quarter ended September 30, 1996 decreased 16.7 percent to $1.40 compared to $1.68 for the same period in 1995. This decrease was primarily because of a decrease in underwriting profit (net premiums earned less claims and claim adjustment expenses, acquisition costs and operating expenses) which was partially offset by an increase in investment income. Operating earnings (excluding realized gains and losses on investments) were $37.1 million for the quarter ended September 30, 1996, compared to $40.8 million for the same quarter in 1995. Operating earnings per share (excluding realized gains and losses on investments) were $1.42 per share for the third quarter of 1996, compared to $1.63 per share for the same period in 1995.

Gross premiums written for the third quarter of 1996 declined 9 percent to $73.6 million from the $81.1 million reported for the same quarter of 1995. The decline in gross premiums written was primarily related to the competitive market for property catastrophe reinsurance. The 9 percent decline in gross premium written was the result of a 15 percent decrease in premiums due to the Company not renewing coverage and a decrease in reinstatement premiums of 9 percent, which was partially offset by an increase in premiums related to new business of 12 percent and a 3 percent increase related to changes in pricing, participation level, and coverage on renewed business. Reinsurance premiums ceded were $8.4 million for the third quarter of 1996, resulting in net premiums written for the 1996 third quarter of $65.2 million compared to $80.3 million for the same period in 1995. Net premiums earned for the third quarter of 1996 were $63.5 million, compared to $77.7 million for the same quarter of 1995.

The table below sets forth the Company's combined ratio and components thereof for the quarters ended September 30, 1996 and 1995:

                                             Quarters Ended September 30,
                                             -----------------------------
                                               1996            1995
                                             --------        --------
Claims and claim adjustment expense ratio..     41.5%          41.1%
Expense ratio..............................     17.4%          14.0%
                                                ----           ----
Combined Ratio.............................     58.9%          55.1%
                                                ----           ----

Claims and claim adjustment expenses incurred for the quarter ended September 30, 1996 were $26.3 million or 41.5 percent of net premiums earned and included the provision of $15 million for claims incurred from Hurricane Fran during the third quarter of 1996. In comparison, claims and claim adjustment expenses for the quarter ended September 30, 1995 were $31.9 million or 41.1 percent of net premiums earned, which included a provision of $16 million for claims incurred from Hurricanes Erin, Luis and Marilyn.

Underwriting expenses are comprised of acquisition expenses and operating expenses. Underwriting expenses were $11.1 million for the quarter ended September 30, 1996 compared to $10.9 million for the same period in 1995. These costs were 17.4 percent and 14.0 percent of net premiums earned for the quarters ended September 30, 1996 and 1995, respectively. Acquisition expenses consist primarily of brokerage commissions and excise taxes. Acquisition expenses were approximately 10 percent of net premiums earned for each of the quarters ended September 30, 1996 and 1995. Operating expenses increased from 4 percent during the quarter ended September 30, 1995 to 7 percent for the quarter ended September 30, 1996 due primarily to increases in personnel costs and system development costs.

Net investment income (excluding net realized investment gains and losses) was $12.5 million for the quarter ended September 30, 1996 compared to $7.7 million for the same period in 1995. The increase was due to the increase in the Company's average invested assets to $771.3 million during the third quarter of 1996 compared to $531.6 million for the same period in the prior year. The increase in invested assets over the prior year was primarily the result of cash flow provided by operating activities. Net realized losses on investments were $0.7 million for the quarter ended September 30, 1996 as compared to a net realized gain of $1.2 million for the quarter ended September 30, 1995.

For the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

For the nine months ended September 30, 1996, net income available to common shareholders was $114.9 million, compared to $122.5 million reported for the same period in 1995. Earnings per common share for the nine months ended September 30, 1996 decreased 15 percent to $4.41 compared to $5.21 for the same period in 1995. This decrease was partially due to an 11 percent increase in the number of weighted average common shares outstanding, as a result of the initial public offering of 3,105,000 common shares in July of 1995, and partially due to a decrease in underwriting profit, which was partially offset by an increase in investment income earned during the nine months ended September 30, 1996. Operating earnings (excluding realized gains and losses on investments) were $117.7 million for the first nine months of 1996, compared to $120.8 million for the same period in 1995. Operating earnings per common share (excluding realized gains and losses on investments) were $4.51 for the first nine months of 1996, compared to $5.14 for the same period in 1995.

Gross premiums written for the first nine months of 1996 declined 8 percent to $253.2 million from the $276.6 million reported for the same period of 1995. The decline in gross premiums written was primarily related to the competitive market for property catastrophe reinsurance. The 8 percent decline in gross premiums written was the result of a 12 percent decrease due to the Company not renewing coverage, a 5 percent decrease related to changes in pricing, participation level, and coverage on renewed business and a decrease in reinstatement premiums of 1 percent, which was partially offset by an increase in premiums from new business of 10 percent.

Reinsurance ceded premiums written were $16.5 million for the first nine months of 1996 compared to $0.9 million for the same period of 1995, resulting in net premiums written of $236.6 million for the nine months ended September 30, 1996 compared to net premiums written of $275.8 million for the same period in the prior year. Net premiums earned for the first nine months of 1996 were $187.2 million, compared to $214.6 million for the same period of 1995.

The table below sets forth the Company's combined ratio and components thereof for the nine months ended September 30, 1996 and 1995:

                                             Nine Months Ended September 30,
                                             --------------------------------
                                                  1996           1995
                                             ------------    --------------
Claims and claim adjustment expense ratio..       35.1%         36.4%
Expense ratio..............................       16.3%         13.8%
                                                  ----          ----
Combined Ratio.............................       51.4%         50.2%
                                                  ----          ----

Claims and claim adjustment expenses incurred for the nine months ended September 30, 1996 were $65.6 million or 35.1 percent of net premiums earned. Included in the expenses are provisions of $15 million for claims incurred from Hurricane Fran during the third quarter of 1996, $8.6 million for claims incurred by regional midwestern clients related to the severe wind and hail storms during the second quarter of 1996, and a provision of $8.0 million for losses related to the winter storms in the northeastern region of the United States in the first quarter of 1996. In comparison, claims and claim adjustment expenses for the nine months ended September 30, 1995 were $78.2 million or 36.4 percent of net premiums earned.

Underwriting expenses were $30.6 million for the nine month period ended September 30, 1996 compared to $29.6 million for the same period in 1995. Acquisitions costs were 10 percent of net premiums earned for each of the nine months ended September 30, 1996 and 1995. Operating expenses increased from 4 percent during the nine month period ended September 30, 1995 to 6 percent for the same period in 1996 due primarily to increases in personnel costs and systems development costs.

Net investment income (excluding net realized investment gains and losses) was $32.8 million for the nine months ended September 30, 1996 compared to $24.6 million for the same period in 1995. The increase was due to the increase in the Company's average invested assets to $722.7 million during the first nine months of 1996 compared to $530.7 million for the same period in the prior year. The increase in invested assets over the prior year amount was the result of cash flow provided by operating activities and an increase in borrowings under the Company's revolving credit facility with a syndicate of commercial banks (the "Revolving Credit Facility"). Net realized losses on investments were $2.8 million for the nine months ended September 30, 1996, compared to net realized gains on investments of $1.7 million for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

In January 1996, the Company amended and restated the Revolving Credit Facility, increasing the aggregate borrowing limit thereunder to $150.0 million from $120.0 million. The full amount of the Revolving Credit Facility is available until February 1, 1999, with two optional one year extensions, if requested by the Company and approved by the lenders.

On February 28, 1996, the Company completed a secondary offering of 3 million common shares at $28.00 per share. The Company's initial institutional investors each sold 14 percent of their holdings, which doubled the public float of the Company's common shares. The secondary offering did not have any impact on shares outstanding because all shares were sold by existing shareholders.

The Company will continue to rely primarily on cash dividends from Renaissance Reinsurance to service debt and pay dividends to shareholders. The payment of dividends by Renaissance Reinsurance to the Company is, under certain circumstances, limited under the Revolving Credit Facility and under Bermuda insurance law. The Bermuda Insurance Act of 1978, together with the Bermuda Insurance Amendment Act of 1995, require Renaissance Reinsurance to maintain a minimum solvency margin and a minimum liquidity ratio. There are presently no significant restrictions on the payment of dividends by Renaissance Reinsurance to the Company.

The primary sources of liquidity for Renaissance Reinsurance are net cash flows from its underwriting activities in the form of net premium receipts, investment income and the maturity or sale of investments. Renaissance Reinsurance's cash flow will also be affected by claim payments which, due to the nature of the reinsurance coverages provided, may be material. Therefore, the Company's cash flows may fluctuate significantly from period to period.

For the foreseeable future, the Company expects that its financial and operational needs will be met by available funds and cash flows generated by operations.

At September 30, 1996, total assets were $983.1 million compared to $757.1 million at December 31, 1995, an increase of approximately 30 percent. The increase in total assets during the first nine months of 1996 was due primarily to cash flows provided by operating activities and increased borrowings under the Revolving Credit Facility. During the quarters ended June 30, 1996 and March 31, 1996, the Company reduced its borrowings under the Revolving Credit Facility by $30 million and $20 million, respectively. During the quarter ended September 30, 1996 the Company increased its borrowings under the Revolving Credit Facility by $100 million, to $150 million. The proceeds from the borrowing were invested in short term investments.

The Company's investment portfolio had a fair value of $840.7 million at September 30, 1996 and consisted of debt securities with fixed maturities with a fair value of $594.8 million and cash and cash equivalents with a fair value of $245.9 million. Primarily because of the potential for large loss payments, the Company's investment portfolio is structured to provide a high level of liquidity to meet potential obligations. At September 30, 1996, the investment portfolio had an average rating of AA+ as measured by Standard & Poor's Ratings Group, an average duration of 1.4 years and an average yield to maturity of 6.2 percent before investment expenses. The Company's investment in cash and cash equivalents included $30.8 million of investments in non - U.S. currencies, representing approximately 4 percent of invested assets. The remaining 96 percent of the Company's invested assets are invested in U.S. Dollar denominated investments. The portfolio does not contain any direct investments in real estate, mortgage loans or other securities.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

            None.

Item 2 -- Changes in Securities

            None.

Item 3 -- Defaults Upon Senior Securities

            None.

Item 4 -- Submission of Matters to a Vote of Security Holders

            None.

Item 5 -- Other Information

          The Company filed a proxy statement on October 24, 1996 (the "Proxy Statement") in connection with a special meeting of shareholders scheduled to be held in December 1996 at which the shareholders of the Company will consider and vote on proposals to increase the size of the Board of Directors and authorize the Board to fill the vacancies thereby created without further shareholder action, create by redesignation of the Company's common shares two new series of diluted voting common shares, and amend the Company's Bye-laws to reduce the vote and quorum requirements relating to certain matters, as set forth more fully in the Proxy Statement. The changes will mitigate certain effects of U.S. taxation for the Company and its shareholders and accomplish certain changes in the corporate governance of the Company.

Item 6 -- Exhibits and Reports on Form 8-K

        a.  Exhibits:

            Exhibit 27 -- Financial Data Schedule

        b.  Current Reports on Form 8-K:

               The Registrant filed a Current Report on Form 8-K on August 7, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                          RENAISSANCERE HOLDINGS LTD.

Date:  November 1, 1996

                                   By:    /s/ Keith S. Hynes
                                       ------------------------------

                                   Keith S. Hynes
                                   Senior Vice President and
                                   Chief Financial Officer