Form 10-K
period 1996-12-31
RENAISSANCERE HOLDINGS LTD
filed 1997-03-24
CIK 913144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NO. 34-0-26512

                          RENAISSANCERE HOLDINGS LTD.
             (Exact name of Registrant as specified in its charter)

                BERMUDA                               98-013-8020
    (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)              Identification  Number)


  RENAISSANCE HOUSE, 8-12 EAST BROADWAY, PEMBROKE HM19 BERMUDA
            (Address of Principal Executive Offices)
                         (441) 295-4513
                 (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  COMMON SHARES, PAR
                  VALUE $1.00 PER SHARE (THE "COMMON SHARES")

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of Common Shares held by nonaffiliates of the Registrant as of March 17, 1997 was $217,235,400, based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

     The number of Common Shares outstanding as of March 17, 1997 was 22,876,084.

                        ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Sections of the Registrant's Annual Report to Shareholders mailed to shareholders on or about March 21, 1997 (the "Annual Report") are incorporated by reference into Part II of this Form 10-K. With the exception of the sections of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as part of this Form 10-K.

     Sections of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934 relating to the Registrant's Annual General Meeting of Shareholders to be held on May 8, 1997 (the "Proxy statement") are incorporated by reference into Part III of this Form 10-K. With the exception of the sections of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

================================================================================

                          RENAISSANCERE HOLDINGS LTD.

                               TABLE OF CONTENTS


                                                                            PAGE

                                    PART I
Item 1.  Business...........................................................  1
Item 2.  Properties......................................................... 19
Item 3.  Legal Proceedings.................................................. 19
Item 4.  Submission of Matters to a Vote of Security Holders................ 19

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters...........................................................  20
Item 6.  Selected Consolidated Financial Data..............................  20
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  20
Item 8.  Financial Statements and Supplementary Data.......................  21
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure..............................................  21

                                    PART III

Item 10.  Directors and Executive Officers of the Company.................   21
Item 11.  Executive Compensation..........................................   21
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management..................................................   21
Item 13.  Certain Relationships and Related Transactions..................   21

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K........................................................   21

SIGNATURES................................................................   24

                                    PART I

ITEM 1.  BUSINESS

  Unless the context otherwise requires, references herein to the "Company" include RenaissanceRe Holdings Ltd. and its subsidiaries, Renaissance Reinsurance Ltd., a Bermuda company and wholly owned subsidiary ("Renaissance Reinsurance"), and Glencoe Insurance Ltd., a Bermuda company and majority owned subsidiary ("Glencoe"). This Report and the information incorporated herein by reference may contain forward-looking statements which involve certain material risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. The words "believes," "anticipated," "expects" and similar expressions are intended to identify forward-looking statements. Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 16-18 of this Report.

GENERAL

  RenaissanceRe Holdings Ltd. was formed in June 1993 and is the parent of Renaissance and Glencoe. The Company was formed by Warburg, Pincus Investors, L.P. ("WPI"), GE Investment Private Placement Partners I, Limited Partnership ("GEIPPPI"), Trustees of General Electric Pension Trust ("GEPT") and United States Fidelity and Guaranty Company ("USF&G") (collectively, the "Founding Institutional Investors"). As of March 17, 1997, WPI, USF&G and certain affiliates of GEPT and GEIPPPI owned an aggregate of approximately 71.4% of the Company's outstanding equity.

       The Company's principal business is property catastrophe reinsurance, written on a worldwide basis through Renaissance Reinsurance. Based on gross premiums written, the Company is the largest Bermuda-based provider of property catastrophe reinsurance coverage and one of the largest providers of this coverage in the world. The Company provides property catastrophe reinsurance coverage to insurance companies and reinsurers primarily on an excess of loss basis. Excess of loss coverage generally provides coverage for claims in excess of a specified loss. The Company is also exposed to claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires and tornados in connection with the coverages it provides.

       The Company's principal operating objective is to utilize its capital efficiently by focusing on the writing of property catastrophe reinsurance and other insurance and reinsurance coverages with superior risk/return characteristics, while maintaining a low cost operating structure in the favorable regulatory and tax environment of Bermuda. The Company's primary underwriting goal is to construct a portfolio of insurance and reinsurance contracts that maximizes the return on shareholders' equity subject to prudent risk constraints. The Company manages its risks through a variety of means, including the use of contract terms, portfolio selection methodology, diversification criteria and probability analyses. While property catastrophe reinsurance represented approximately 95% of the Company's gross premiums written in each of 1996, 1995 and 1994 and continues to be the Company's primary focus, the Company may seek to take advantage of perceived opportunities in other insurance and reinsurance markets.

       For the years ended December 31, 1996, 1995 and 1994 the Company achieved annualized returns on average shareholders' equity of 30.2%, 43.3% and 44.1% respectively, and combined ratios of 51.3%, 52.0% and 61.6%, respectively. The Company achieved these results despite the occurrence of several major catastrophes in 1995 (which, according to industry trade sources, had the third highest level of U.S. property catastrophe insured losses on record) and the occurrence in January 1994 of the Northridge, California earthquake, the second largest insured catastrophe loss in U.S. history. The major catastrophes occurring in 1996 related to Hurricane Fran in September, which produced an estimated $1.6 billion of insurance industry losses, the Northeastern United States winter storms in January and the Northwestern United States floods in December. At December 31, 1996, the Company had total assets of $904.8 million and total shareholders' equity of $546.2 million. There can be no assurance that the Company will achieve similar results in the future.

        As part of the Company's exposure management modeling, the Company analyzes the estimated impact of large natural catastrophes and weather-related events. If one or a series of such large events occurred, the Company's return on equity and combined ratio could be significantly adversely impacted. In addition, the Company's historical returns on equity and combined ratios resulted, in part, from industry pricing prevailing in such prior periods. There can be no assurance that future industry pricing will not adversely affect the Company's returns on equity or combined ratios.

        In conjunction with the Company's strategy to identify and participate in certain attractive insurance and reinsurance markets, the Company capitalized Glencoe in January 1996 with a $50.0 million capital contribution. Glencoe seeks to employ in the primary insurance market the modeling, underwriting, customer service and capital management approaches that Renaissance Reinsurance employs with respect to its reinsurance policies. Glencoe primarily writes property insurance that is exposed to natural catastrophes. Glencoe operates as a Bermuda-domiciled company and has been approved to do business on an excess and surplus lines basis in twenty-one states, including California, where it has primarily written earthquake exposure insurance. Glencoe will also consider submissions from insureds located in other international jurisdictions where it has been approved with respect to exposures for which it has underwriting expertise. On June 7, 1996, the Company sold an aggregate of 29.9% of the outstanding shares of Glencoe to certain minority investors, and as of December 31, 1996 the Company's equity in Glencoe was $35.7 million. For the year ended December 31, 1996, Glencoe had gross written premiums and net income of $1.6 million and $.9 million, respectively, and accordingly did not contribute materially to the Company's results of operations in 1996.

 RATINGS

      Renaissance Reinsurance has been assigned an "A" claims-paying ability rating from each of Standard & Poor's Rating Service ("S&P") and A.M. Best Company ("A.M. Best"), representing independent opinions of the Company's financial strength and ability to meet its obligations to policyholders.

      The "A" range (A+, A and A--) is the second highest of four ratings ranges within what S&P considers the "secure" category. Insurance companies assigned a claims-paying ability rating in the "A" range are believed by S&P to provide good financial security, but their capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions.

      "A (Excellent") is the third highest of A.M. Best's fifteen ratings designations. Insurance companies assigned an "A" or "A--" rating by A.M. Best are companies which, in A.M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have a strong ability to meet their obligations to policyholders over a long period of time.

 STRATEGY

        The principal components of the Company's business strategy are:

     . Focus on Property Catastrophe Reinsurance Business. The company's primary focus is property catastrophe reinsurance, which represented approximately 95% of the Company's gross premiums written in each of 1996, 1995 and 1994. while the Company's management ("Management") intends to maintain the Company's primary focus on property catastrophe reinsurance for the foreseeable future, the Company may seek to take advantage of perceived market opportunities in other insurance and reinsurance markets.

     . Build a Superior Portfolio of Property Catastrophe Reinsurance by Utilizing Proprietary Modeling Capabilities. Management assesses underwriting decisions on the basis of the expected incremental return on equity of each new reinsurance contract in relation to the Company's overall portfolio of reinsurance contracts. To facilitate this, Management has developed REMS(C), a proprietary, computer-based pricing and exposure management system. The Company utilizes REMS(C) to assess property catastrophe risks, price treaties and limit aggregate exposure. REMS(C) was developed with assistance from Tillinghast, an actuarial consulting unit of Towers, Perrin, Forster & Crosby, Inc. ("Tillinghast"), and Applied Insurance Research, Inc. ("AIR"), the developer of the CATMAP/TM/ system. The Company combines the analyses generated by REMS(C) with its own knowledge of the client submitting the proposed program to assess the premium offered against the risk of loss that such program presents. See "--Underwriting."

 . Utilize the Company's Capital Base Efficiently While Maintaining Prudent Risk
  Levels in the Company's Reinsurance Portfolio. The Company manages its risks through a variety of means, including the use of contract terms, portfolio selection methodology, diversification criteria and probability analyses. By using such measures and by employing its proprietary modeling capabilities, the Company attempts to construct a portfolio of reinsurance contracts which maximizes the use of its capital while optimizing the risk-reward characteristics of its portfolio. The Company relies less on traditional ratios, such as net premiums written to surplus, because the Company believes that such statistics do not adequately reflect the risk in the property catastrophe reinsurance business. Management believes the level of net premiums written relative to surplus does not reflect the composition of a reinsurer's attachment points, aggregate limits, geographic diversification, and other material elements of the risk exposures embodied in a reinsurer's book of business.

 . Capitalize on the Experience and Skill of Management. The Company's senior management team has extensive experience in the reinsurance and/or insurance industries, with an average of approximately 20 years of experience for the five senior executives of the Company. Additionally, senior management is supported by an officer group with an average of approximately ten years of experience in the reinsurance and/or insurance industries.

 . Build and Maintain Long-Term Relationships with Brokers and Clients. The
  Company markets its products worldwide exclusively through reinsurance brokers and excess and surplus lines brokers. The Company believes that its existing portfolio of business is a valuable asset given the renewal practices of the industry. The Company believes that it has established a reputation with its brokers and clients for prompt response on underwriting submissions, for fast claims payments and for the development of customized programs. See "-- Marketing."

 . Maintain a Low Cost Structure. Management believes that as a result of its ability to maintain a small staff and by basing operations in the favorable regulatory and tax environment of Bermuda, the Company is able to maintain low operating costs relative to its capital base and net premiums earned. As of December 31, 1996, the Company had 29 employees.

INDUSTRY TRENDS

  The high level of worldwide property catastrophe losses in terms of both frequency and severity from 1987 to 1993 had a significant effect on the results of property insurers and property catastrophe reinsurers and on the worldwide property catastrophe reinsurance market, causing some reinsurers, including Lloyd's of London, to withdraw from the market or reduce their underwriting commitments while also causing a substantial increase in market demand, particularly in the United States, Japan and the United Kingdom. In particular, these events included Hurricane Hugo (U.S. 1989), Hurricane Andrew (U.S. 1992), Typhoon Mireille (No. 19) (Japan 1991) and Winter Storm Daria (90A) (Northern Europe 1990).

  The increase in demand for property catastrophe reinsurance was attributable to several factors. The significant property catastrophe losses occurring during 1987 through 1993 caused many insurers and reinsurers to reexamine their assumptions regarding their need for reinsurance protection from catastrophe exposures. In addition, regulators and rating agencies, such as S&P, increased their scrutiny of insurers and reinsurers with respect to their catastrophe exposure. For example, Typhoon Mireille (No. 19) resulted in greater scrutiny by the Minister of Finance of Japan of insurers and reinsurers with respect to catastrophe exposure, thereby increasing demand for property catastrophe reinsurance in Japan. In addition, A.M. Best began to require completion of a catastrophe loss analysis questionnaire dealing with expected claims resulting from potential catastrophic events. Finally, a general increase in insured property values in catastrophe-exposed areas contributed to increased demand for property catastrophe insurance and reinsurance. This supply/demand imbalance caused a significant increase in prevailing premium rates for property catastrophe reinsurance worldwide in 1993.

  In response to this imbalance, approximately $4.0 billion of capital entered the Bermuda-based property catastrophe reinsurance market in 1992 and 1993. The Bermuda property-catastrophe reinsurance market has subsequently grown markedly, having aggregate capital of approximately $5.5 billion as of December 31, 1996, and accounting for approximately 25% to 35% of the worldwide property catastrophe gross premiums written in 1996, according to industry trade reports. The increased property catastrophe reinsurance capacity represented by the Bermuda market helped balance supply and demand in the property catastrophe reinsurance market and, as a result thereof, the terms of trade in the property catastrophe reinsurance market stabilized in 1995. In 1996, according to industry trade sources, worldwide price levels decreased by an average of 10% to 15%. Based on reinsurance treaty renewals received by the Company and publicly available industry trade data, initial indications are that price levels will decline at a similar pace in 1997. Rates have declined significantly in areas outside the United States, where there has been favorable loss experience, while in the United States, where the level of property catastrophe losses has generally been higher than in international markets in recent years, rates have decreased to a lesser degree. However, current terms of trade have remained, and Management believes are likely to remain, higher than the terms of trade that existed in 1992.

  Premium rates or other terms or conditions of trade may vary in the future, the present level of demand may not continue and the present level of supply may increase as a result of capital provided by recent or future market entrants or by existing property catastrophe reinsurers. Some of the property catastrophe reinsurers who have entered the worldwide reinsurance markets (or may enter them in the future) have or could have more capital than the Company. The full effect of this additional capital on the property catastrophe reinsurance market may not be known for some time. No assurance can be given as to what impact this additional capital will ultimately have on terms or conditions for reinsurance contracts of the types written by the Company.

  Management is aware of a number of new, proposed or potential legislative or industry changes that may impact the worldwide demand for property catastrophe reinsurance and other products offered by the Company. In the United States, the states of Hawaii and Florida have implemented arrangements whereby property insurance in catastrophe prone areas is provided through state-sponsored entities. Part of such reinsurance is placed outside of the traditional reinsurance market (i.e., through the use of capital or derivative market instruments) or in the finite reinsurance market. The California Earthquake Authority, the first privately financed, publicly operated residential earthquake insurance pool, provides earthquake insurance to California homeowners. Currently before the U.S. Congress are two draft bills, the Homeowners' Insurance Availability Act of 1997 and the Natural Disaster Protection and Insurance Act of 1997, which would establish a federal program to provide reinsurance for state disaster insurance programs and ensure the availability and affordability of insurance against catastrophic natural disasters, respectively, and could impact upon the demand for, and availability of, traditional reinsurance. In the United Kingdom, the government has enacted a bill to allow insurers to build claim equalization reserves which might reduce the amount of property reinsurance necessary in the marketplace. Management is also aware of many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Management is unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for the Company's products or the risks which may be available for the Company to consider underwriting.

REINSURANCE PRODUCTS

  The Company's property catastrophe reinsurance contracts are generally ''all risk'' in nature. The Company's most significant exposure is to losses from earthquakes and hurricanes, although the Company is also exposed to claims arising from other natural and man-made catastrophes, such as winter storms, freezes, floods, fires and tornados in connection with the coverages it provides. The Company's predominant exposure under such coverages is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under the property catastrophe reinsurance contract when arising from a covered peril. In accordance with market practice, the Company's property catastrophe reinsurance contracts generally exclude certain risks such as war, nuclear contamination or radiation.

  Catastrophic events of significant magnitude have historically been relatively infrequent, although the property catastrophe reinsurance market has experienced a high level of worldwide catastrophe losses in terms of both frequency and severity from 1987 to 1996 as compared to prior years. However, because of the wide range of the possible catastrophic events to which the Company is exposed, and because of the potential for multiple events to occur in the same time period, the Company's business is volatile, and its results of operations will reflect such volatility. Further, the Company's financial condition may be impacted by this volatility over time or at any point in time. The effects of claims from one or a number of severe catastrophic events could have a material adverse effect on the Company. The Company expects that increases in the values and concentrations of insured property and the effects of inflation will increase the severity of such occurrences per year in the future.

  The Company seeks to diversify its reinsurance portfolio to moderate the volatility described in the preceding paragraph. The principal means of diversification employed by the Company are by type of reinsurance, geographic coverage, attachment point and limit per program.

 TYPE OF REINSURANCE

  The following table sets forth the Company's gross premiums written and number of programs written by type of reinsurance.

                                YEAR ENDED DECEMBER 31, 1996       YEAR ENDED DECEMBER 31, 1995       YEAR ENDED DECEMBER 31, 1994
                             -------------------------------      -----------------------------    -------------------------------
                              GROSS PREMIUMS      NUMBER OF       GROSS PREMIUMS      NUMBER OF     GROSS PREMIUMS      NUMBER OF
    TYPE OF REINSURANCE          WRITTEN           PROGRAMS          WRITTEN          PROGRAMS          WRITTEN         PROGRAMS
 ---------------------------  -------------      -----------      -------------     -----------    ----------------   -------------
                                   (dollars in millions)               (dollars in millions)             (dollars in millions)
Catastrophe excess
of loss....................      $157.6             293                $146.8            271             $136.0              239
Excess of loss
 retrocessions.............        70.4             105                  73.8            105               59.1              101
Proportional retrocessions
 of catastrophe excess of
 loss......................        33.3             11                   56.7             12               59.8               10
Marine, aviation and                8.6             25                   15.3             35               18.6               44
 other.....................       ------           ---                 ------         ------             ------              ---
  Total....................      $269.9            434                 $292.6            423             $273.5              394
                                  ======           ===                 ======         ======             ======              ===



     Catastrophe Excess of Loss Reinsurance.   Catastrophe excess of loss
reinsurance provides coverage when aggregate claims and claim adjustment expenses from a single occurrence of a covered peril exceed the attachment point specified in a particular contract. A portion of the Company's property catastrophe excess of loss contracts limit coverage to one occurrence in a contract year, but most such contracts provide for coverage of a second occurrence after the payment of a reinstatement premium. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage.

     Excess of Loss Retrocessional Reinsurance.   The Company also enters into
retrocessional contracts pursuant to which it provides property catastrophe coverage to other reinsurers or retrocedents. In providing retrocessional reinsurance, the Company focuses on property catastrophe retrocessional reinsurance which covers the retrocedent on an excess of loss basis when aggregate claims and claim adjustment expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as ''earthquake only'' coverage. In general, excess of loss retrocessional contracts are for a term of one year. Retrocessional coverage is characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an aggregation of losses from a single catastrophic event. In addition, retrocessional underwriters information concerning the original primary risk can be less precise than information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedent alter their book of business after retrocessional coverage has been bound.

     Proportional Retrocessional Reinsurance.   The Company writes proportional
retrocessions of catastrophe excess of loss reinsurance treaties when it believes that premium rates and volume are attractive. In such proportional retrocessional reinsurance, the Company assumes a specified proportion of the risk on a specified coverage and receives an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the reinsurer, and may also be entitled to receive a profit commission based on the ratio of losses, loss adjustment expense and the reinsurer's expenses to premiums ceded. A proportional retrocessional catastrophe reinsurer is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit, although the Company generally obtains detailed underwriting information concerning the exposures underlying the proportional retrocessions of catastrophe excess of loss reinsurance treaties which it writes. In addition, all of the Company's proportional retrocessions of catastrophe excess of loss reinsurance contracts have aggregate risk exposure limits per event.

     Marine, Aviation and Other Reinsurance.   The Company has also written
short-tail marine and aviation reinsurance and retrocessional reinsurance for selected domestic and foreign insurers and reinsurers. Marine and aviation risks involve primarily property damage, although certain marine and aviation risks may involve casualty coverage arising from the same event causing the property claim. Coverage is generally written in excess of a substantial attachment point, so events likely to cause a claim will occur infrequently, such as the destruction of a drilling platform, the loss of a satellite or the loss of a sizable vessel and its contents. Although the Company focuses on writing catastrophe excess of loss reinsurance, the Company also writes risk excess of loss reinsurance and retrocessions. The risk excess of loss treaties in which the Company participates generally contain limited reinstatement provisions. In selected cases, the Company also writes customized financial reinsurance contracts when the expected returns are particularly attractive.

GEOGRAPHIC DIVERSIFICATION

     The Company seeks to diversify its exposure across geographic zones. The Company writes the majority of its business within the United States because the returns obtained relative to the risks involved are currently most attractive in the United States and because it is able to obtain the most detailed underwriting information on U.S. risks. Within the United States, the Company's zones of highest exposure are Southern California, Northern California, metropolitan New York, New Madrid (midwestern United States) and Southern Florida.

The following table sets forth the percentage of the Company's gross premiums written allocated to the territory of coverage exposure.

                               YEAR ENDED DECEMBER 31, 1996       YEAR ENDED DECEMBER 31, 1995       YEAR ENDED DECEMBER 31, 1994
                              ------------------------------     ------------------------------     ------------------------------
                                 GROSS         PERCENTAGE OF        GROSS         PERCENTAGE OF        GROSS         PERCENTAGE OF
                                PREMIUMS      GROSS PREMIUMS       PREMIUMS      GROSS PREMIUMS       PREMIUMS      GROSS PREMIUMS
      GEOGRAPHIC AREA           WRITTEN           WRITTEN          WRITTEN           WRITTEN          WRITTEN          WRITTEN
--------------------------   ---------------  ---------------   --------------   --------------    ---------------  ---------------
                                   (dollars in millions)              (dollars in millions)             (dollars in millions)
United States..............          $126.6              46.9%          $144.1              49.2%          $129.3             47.3%
Worldwide..................            44.5              16.5             59.1              20.2             50.8             18.6
Worldwide (excluding
 U.S.)(1)..................            38.7              14.3             41.3              14.1             38.5             14.1
Europe
  (including the U.K.).....            31.5              11.7             25.4               8.7             26.1              9.5
Other......................            19.0               7.0             11.7               4.0             19.2              7.0
Australia and New Zealand..             9.6               3.6             11.0               3.8              9.6              3.5
                                     ------             -----           ------             -----           ------            -----
  Total....................          $269.9             100.0%          $292.6             100.0%          $273.5            100.0%
                                     ======             =====           ======             =====           ======            =====

_________

(1) The category "Worldwide (excluding the U.S.)" consists of contracts that cover more than one geographic zone (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

 PROGRAM LIMITS

  The following table sets forth the number of the Company's programs in force at December 31, 1996 by aggregate program limits.

                                                  NUMBER OF PROGRAMS
                                                  ------------------
                  $25-35 million.........                   8
                  $20-25 million.........                   7
                  $15-20 million.........                   9
                  $10-15 million.........                  25
                  Less than $10 million..                 385
                                                          ---
                       Total.............                 434
                                                          ===

UNDERWRITING

     The Company's primary underwriting goal is to construct a portfolio of reinsurance contracts that maximizes the return on shareholders' equity subject to prudent risk constraints.

     Management assesses underwriting decisions on the basis of the expected incremental return on equity of each new reinsurance contract in relation to the Company's overall portfolio of reinsurance contracts. To facilitate this, Management has developed REMS(C), a proprietary, computer-based pricing and exposure management system. Management utilizes REMS(C) to assess property catastrophe risks, price treaties and limit aggregate exposure. REMS(C) was developed with consulting assistance from Tillinghast and AIR, the developer of the CATMAP/TM/ system. REMS(C) has analytic and modeling capabilities that assist the Company's underwriters in assessing the catastrophe exposure risk and return of each incremental reinsurance contract in relation to the Company's overall portfolio of reinsurance contracts. Management combines the analyses generated by REMS(C) with its own knowledge of the client submitting the proposed program to assess the premium offered against the risk of loss which such program presents.

     REMS(C) provides more precise geographic information than is currently generally analyzed throughout the property catastrophe reinsurance industry. REMS(C) combines computer-generated, statistical simulations that estimate catastrophic event probabilities, client exposure information and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to the Company. REMS(C) then uses simulation techniques to generate 40,000 years of catastrophic event activity, including individual events causing in excess of $200 billion in insured industry losses. From this 40,000 year simulation, the Company is able to obtain expected claims, expected profits and a probability distribution of potential outcomes for each program in its portfolio and for its total portfolio.

     The Company has licensed and integrated into REMS(C) six commercially available catastrophe computer models in addition to the Company's base model. The Company uses these models to validate and stress test its base REMS(C) results. In addition, the Company stress tests its exposures and potential future results by increasing the frequency and severity of catastrophic events above the levels embedded in the models purchased from the outside consultants.

     Management believes that REMS(C) provides the Company's underwriters with several competitive advantages which are not generally available. These include
(i) the ability to simulate 40,000 years of catastrophic event activity compared to a much smaller sample in generally available models, allowing the Company to analyze its exposure to a greater number of potential events, (ii) the ability to analyze the incremental impact of an individual reinsurance contract on the Company's overall portfolio, and (iii) the ability to collect detailed data from a wide variety of sources which allows the Company to measure geographic exposure at a detailed level.

     For its property catastrophe reinsurance business, the Company has developed underwriting guidelines that limit the amount of exposure it will underwrite directly for any one cedent, the exposure to claims from any single catastrophic event and the exposure to losses from a series of catastrophic events. The Company also seeks to evaluate the geographic distribution of risks. The zones with the greatest exposure are Southern California, Northern California, metropolitan New York, New Madrid (midwestern United States) and Southern Florida. The Company also attempts to distribute its exposure across a range of attachment points. Although the Company has limited historical underwriting experience because it was formed in June 1993, the Company's underwriting personnel have substantial experience in the markets in which the Company operates. Although Management has extensive prior experience in assessing risks and managing exposures in the property catastrophe reinsurance industry, the Company's operating experience is limited and no assurance can be given that the Company will be able to accurately assess underwriting risks, price treaties or sufficiently limit its aggregate exposure.

     As part of its pricing and underwriting process, the Company typically assesses a variety of factors, including the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent; the geographic area in which the cedent does business and its market share; historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical catastrophe loss experience to industry averages; the cedent's pricing strategies; and the perceived financial strength of the cedent.

MARKETING

     The Company markets its reinsurance products worldwide exclusively through reinsurance brokers. The Company focuses its marketing efforts on targeted brokers and insurance and reinsurance companies, placing primary emphasis on existing clients. Management believes that its existing portfolio of business is a valuable asset given the renewal nature of the reinsurance industry and, therefore, attempts to continually strengthen relationships with its existing brokers and clients. The Company also targets prospects that are deemed likely to enhance the risk/return composition of its portfolio, that are capable of supplying detailed and accurate underwriting data and potentially add diversification to the Company's book of business.

     Management believes that primary insurers' and brokers' willingness to use a particular reinsurer is based not just on pricing terms, but on the financial security of the reinsurer, its claims paying ability ratings, perceptions of the quality of a reinsurer's service, the reinsurer's willingness to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. Management believes that the Company has established a reputation with its brokers and clients for prompt response on underwriting submissions and for fast claims payments. Since the Company selectively writes large lines on a limited number of property catastrophe reinsurance contracts, it can establish reinsurance terms and conditions on these contracts that are attractive in its judgment, make large commitments to the most attractive programs and provide superior client responsiveness. In addition, the Company acts as sole reinsurer on several property catastrophe reinsurance contracts, which allows the Company to take advantage of its ability to develop customized reinsurance programs. Management believes that such customized programs help the Company to develop long-term relationships with brokers and clients.

     The Company's brokers perform data collection, contract preparation and other administrative tasks, enabling the Company to market its reinsurance products cost effectively by maintaining a smaller staff. The Company believes that by maintaining close relationships with brokers, it is able to obtain access to a broad range of potential reinsureds. Subsidiaries and affiliates of Marsh & McLennan, Incorporated, E.W. Blanch Co., Inc., Greig Fester Limited, Alexander Howden Reinsurance Brokers Ltd. and Bates Turner, Inc. accounted for approximately 15.2%, 14.9%, 11.5%, 10.1% and 6.8%, respectively, of the Company's net premiums written in 1996. During such period, the Company issued authorization for coverage on programs submitted by 65 brokers worldwide. The Company received approximately 1,584 program submissions during 1996. The Company is highly selective and, from such submissions, the Company issued authorizations for coverage for only 434 programs, or 27.4% of the program submissions received.

RESERVES

     The Company's policy is to establish claim reserves for the settlement costs of all claims and claim adjustment expenses incurred. The Company incurred claims of approximately $86.6 million, $110.6 million and $114.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 5 to the consolidated financial statements of the Company (the "Consolidated Financial Statements") included in the Annual Report and incorporated herein by reference thereto.

     Under United States generally accepted accounting principles ("GAAP"), the Company is not permitted to establish claim reserves with respect to its property catastrophe reinsurance policies until an event which gives rise to a claim occurs. Generally, reserves will be established without regard to whether any future claim may subsequently be contested by the Company. Any reserve for claims and claim expenses may also include reserves for unpaid reported claims and claim expenses and reserves for estimated losses that have been incurred but not reported to the Company. Such reserves are estimated by Management based upon reports received from ceding companies, as supplemented by the Company's own estimates of reserves on such reported losses as well as reserves for losses that are incurred but not reported. The Company utilizes both proprietary and commercially available models as well as historical reinsurance industry loss development patterns to assist in the establishment of appropriate claim reserves. In addition, when reviewing a proposed reinsurance contract, the Company typically receives and evaluates the insured's historical and projected loss experience with respect to certain events. The Company's reserve estimates will be continually reviewed and, in accordance with GAAP, as adjustments to these reserves become necessary, such adjustments will be reflected in current operations.

     Claim reserves represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. Reserve estimates by new property catastrophe reinsurers, such as the Company, may be inherently less reliable than the reserve estimates of a reinsurer with a stable volume of business and an established claim history.

INVESTMENTS

     The Company's strategy is to maximize its underwriting profitability and fully deploy its capital through its underwriting activities; consequently, the Company has established an investment policy which it considers to be conservative. The Company's investment guidelines, which are established by Management and approved by the Company's Board of Directors, stress diversification of risk, preservation of capital and market liquidity. Notwithstanding the foregoing, the Company's investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The primary objective of the portfolio, as set forth in such guidelines, is to maximize investment returns consistent with these policies. To achieve this objective, the Company's current fixed income investment guidelines call for an average credit quality of AA and a target duration of two years. At December 31, 1996, all of the securities in the portfolio were of non-U.S. issuers. The Company's investment guidelines, which are subject to change at the discretion of the Board of Directors of the Company, are discussed further below.

     During 1996, the Company developed a multi-currency asset/liability optimization model in conjunction with Tillinghast and Falcon Asset Management to integrate asset, liability and capital decisions. As a result of the analysis generated by this model, the Company determined it could diversify its investment portfolio by investing in common stocks with only a minimal increase in overall risk. The analysis demonstrated that the benefits of this diversification would substantially offset the volatility inherent in equity investments, and would therefore not require significant amounts of additional capital to support the Company's underwriting activities. During 1997, the Company intends to reallocate $50 million of its fixed maturity portfolio to equity securities.

     The following table summarizes the fair value of the investments and cash and cash equivalents of the Company.


                                                DECEMBER 31,
                           -----------------------------------------------------
    TYPE OF INVESTMENT            1996               1995             1994
   ---------------------    --------------      -------------     -------------
                              (dollars in        (dollars in       (dollars in
                               millions)          millions)         millions)

Fixed Maturities Available
 for Sale:
Non-U.S. sovereign
 government bonds..........      $239.4               $201.9          $ 64.0
Non-U.S. corporate debt
 securities................       329.6                299.5           128.6
Non-U.S. mortgage-backed
 securities................        34.5                 22.4            14.4
                                 ------               ------          ------
  Subtotal.................       603.5                523.8           207.0
Short-term investments.....           -                  5.0            77.5
Cash and cash equivalents..       199.0                139.2           153.0
                                 ------               ------          ------
  Total fixed maturity
   investments, short-term
   investments and cash
   and cash equivalents.....     $802.5               $668.0          $437.5
                                 ======               ======          ======

      The following table summarizes the fair value by contractual maturities of the Company's fixed maturity investment portfolio. All mortgage-backed securities mature within five years.


                                                DECEMBER 31,
                              -------------------------------------------------
                                   1996              1995              1994
                              ----------------  -----------------  ------------
                              (dollars in        (dollars in       (dollars in
                               millions)          millions)         millions)

Due in less than one year..      $ 56.1               $ 75.1              --
Due after one through five
 years.....................       457.1                358.3          $154.3
Due after five through ten
 years.....................        90.3                 90.4            52.7
                                 ------               ------          ------
     Total.................      $603.5               $523.8          $207.0
                                 ======               ======          ======


MATURITY AND DURATION OF PORTFOLIO

     Currently, the Company maintains a target duration of two years, reflecting Management's belief that it is important to maintain a liquid, short duration portfolio to better assure the Company's ability to pay claims on a timely basis. The actual portfolio duration may not exceed the target duration by more than two years. The

Company expects to reevaluate the target duration in light of estimates of the duration of its liabilities and market conditions, including the level of interest rates, from time to time.

  QUALITY OF DEBT SECURITIES IN PORTFOLIO

     The Company's investment guidelines stipulate that the minimum credit rating for securities purchased for the Company's portfolio is BB , that a maximum of 10% of the portfolio be rated BBB or below and that the overall average rating of the portfolio, including cash and cash equivalents, be at least AA.

     The following table summarizes the composition of the fair value of the fixed maturity portfolio by rating as assigned by S&P or, with respect to non-rated issues, estimated by the Company's investment managers as to the rating S&P would assign if such issues had been rated as of December 31, 1996, 1995 and 1994, respectively.


                     DECEMBER 31,
            ----------------------------
            1996        1995        1994
            ----        ----        ----

AAA......   28.1%       39.5%       12.9%
AA.......   50.1        41.6        45.0
A........   20.2        15.3        35.3
BBB......    1.6         3.6         6.8
           -----       -----       -----
           100.0%      100.0%      100.0%
           =====       =====       =====

 EQUITY SECURITIES/REAL ESTATE

     The Company's portfolio does not contain any direct investments in real estate or mortgage loans.

 FOREIGN CURRENCY EXPOSURES

     All of the Company's fixed maturities are currently invested in fixed income securities denominated in U.S. dollars. The Company's investment managers may be instructed to invest some of the investment portfolio in securities denominated in currencies other than U.S. dollars based upon the business the Company anticipates writing, the exposures and claims reserves on the Company's books and currency outlooks compared to that of the U.S. dollar. The primary risk exposures and premiums receivable are denominated in U.S. dollars, European currencies, Japanese yen and Australian dollars. The Company's fixed maturity portfolio is generally not invested so as to hedge exposures to various currencies. The Company maintains a portion of its foreign currency premiums in the original currency as cash investments in anticipation of known and potential claims.

 DIVERSIFICATION AND LIQUIDITY

     Pursuant to the investment guidelines of the Company, there is no limit on the percentage of the Company's investment portfolio that may be invested in the securities of any sovereign government or agency issuing in its own currency. No more than 20% of the portfolio may be invested in securities issued by any single issuer, maturing in one year or less or in obligations of any single issuer that is rated AA or AAA by S&P, or Aa or Aaa by Moody's and is either (i) a sovereign (or guaranteed by a sovereign) issuing in a currency other than its own, (ii) a local government entity or (iii) a supranational entity. Up to 10% of the portfolio may be invested in obligations of issuers not described above, but with ratings of AA or AAA by S&P, or Aa or Aaa by Moody's, and up to 7% and 5% of the portfolio may be invested in obligations of single A issuers and BBB issuers, respectively, as rated by S&P or single A issuers and Baa issuers, respectively, as rated by Moody's. In addition, BBB issuers and Baa issuers, in the aggregate, are limited to 10% of total portfolio assets.

 INVESTMENT ADVISERS

     The Company has entered into investment advisory agreements (the "Investment Advisory Agreements") with each of Warburg, Pincus Counsellors (Bermuda) ("Counsellors"), an affiliate of a shareholder of the Company, GE Investment Management Incorporated ("GE Investment Management"), an affiliate of a shareholder of the Company, the Bank of N.T. Butterfield & Son Limited ("Butterfield Bank") and Falcon Asset Management (Bermuda), an affiliate of a shareholder of the Company ("Falcon"). The terms of the Investment Advisory Agreements were determined in arms' length negotiations. The performance of, and the fees paid to, Counsellors, GE Investment Management, Falcon and Butterfield Bank under the Investment Advisory Agreements are reviewed periodically by the Investment Committee of the Board of Directors of the Company.

COMPETITION

     The property catastrophe reinsurance industry is highly competitive and is undergoing a variety of challenging developments, including a marked trend toward greater consolidation. The Company competes, and will continue to compete, with major U.S. and non-U.S. property catastrophe insurers, reinsurers and certain underwriting syndicates. Many of these competitors have greater financial, marketing and management resources than the Company. In addition, new companies may enter the property catastrophe reinsurance market or existing reinsurers may deploy additional capital in the property catastrophe reinsurance market. The Company cannot predict what effect any of these developments may have on the Company and its business.

     Competition in the types of reinsurance business that the Company underwrites is based on many factors, including premium charges and other terms and conditions offered, services provided, speed of claims payment, ratings assigned by independent rating agencies, the perceived financial strength and experience of the reinsurer in the line of reinsurance to be written. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. Some of the reinsurers who have entered the Bermuda and other reinsurance markets have or could have greater financial, marketing or managerial resources than the Company. Ultimately, this competition could affect the Company's ability to attract business on terms having the potential to yield an attractive return on equity.

     Management is also aware of many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Management is unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for the Company's products or the risks which may be available for the Company to consider underwriting.

GLENCOE

     Glencoe, which was incorporated in January 1996, operates as a Bermuda-domiciled company and has been approved to do business in the United States on an excess and surplus lines basis in 21 states. Glencoe will also consider underwriting submissions from insureds located in other jurisdictions where it has been approved with respect to exposures for which it has underwriting expertise. Glencoe seeks to employ in the primary insurance market the modeling, underwriting, customer service and capital management approaches that Renaissance Reinsurance employs with respect to its reinsurance policies.

EMPLOYEES

     As of December 31, 1996, the Company employed 29 people, all of whom are either shareholders or optionholders of the Company. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

REGULATION

 BERMUDA

     The Insurance Act 1978, as amended, and Related Regulations.   The
Insurance Act of 1978 of Bermuda, amendments thereto and related regulations (the "Insurance Act"), which regulates the business of Renaissance and Glencoe, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Act by the Minister. The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the Minister may impose conditions relating to the writing of certain types of insurance.

     An Insurance Advisory Committee appointed by the Minister advises him on matters connected with the discharge of his functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set forth below.

     Cancellation of Insurer's Registration. An insurer's registration may be canceled by the Minister on certain grounds specified in the Insurance Act, including failure of the insurer to comply with a requirement made of it under the Insurance Act or, if in the opinion of the Minister after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

     Independent Approved Auditor.   Every registered insurer must appoint an
independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, the latter of which is required to be filed annually with the Registrar of Companies (the ''Registrar''), who is the chief administrative officer under the Insurance Act. The auditor must be approved by the Minister as the independent auditor of the insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

     Loss Reserve Specialist.   Every Registered Class 3 and Class 4 insurer is
required to submit an annual loss reserve opinion when filing the Annual Statutory Financial Return. This opinion must be issued by a Loss Reserve Specialist. The Loss Reserve Specialist, who will normally be a qualified casualty actuary, must be approved by the minister.

     Statutory Financial Statements.   An insurer must prepare annual Statutory
Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with GAAP. See
Note 14 to the Consolidated Financial Statements contained in the Annual Report and incorporated herein by reference thereto for information with respect to the Company's statutory financial statements. The insurer is required to submit the Annual Statutory Financial Statements as part of the Annual Statutory Financial Return.

     Minimum Solvency Margin.   The Insurance Act provides that the statutory
assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of business of the insurer and the insurer's net premiums written and loss reserve
level.   The minimum solvency margin for a Class 4 insurer is the greater of
$100 million, 50% of net premiums written (with a maximum credit of 25% for reinsurance ceded) or 15% of loss and loss expense provisions and other insurance reserves. The minimum solvency margin for a Class 3 insurer is the greater of $1 million, 20% of the first $6 million of net premiums written plus 15% of net premiums written in excess of $6 million, or 15% of loss and loss expense provisions and other insurance reserves. See Note 14 to the Consolidated Financial Statements included in the Annual Report and incorporated by reference herein.

     Minimum Liquidity Ratio.   The Insurance Act provides a minimum liquidity
ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

     Annual Statutory Financial Return.   An insurer is required to file with
the Registrar a Statutory Financial Return no later than four months from the insurer's financial year end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer who are required to state whether the Minimum Solvency Margin and, in the case of the solvency certificate, the Minimum Liquidity Ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The Statutory Financial Return must include the opinion of a Loss Reserve Specialist in respect of the loss and loss expense provisions of the insurer. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

     Supervision, Investigation and Intervention.   The Minister may appoint an
inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

     If it appears to the Minister that there is a risk of the insurer becoming insolvent, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income.

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of the Company and its Subsidiaries is at the Company's offices at Renaissance House, 8-12 East Broadway, Pembroke HM 19 Bermuda and Mr. Keith S. Hynes, the Company's Senior Vice President and Chief Financial Officer, and Mr. John D. Nichols, Jr., the Company's Vice President, Treasurer and Secretary, are the principal representatives of Renaissance and Glencoe, respectively. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless thirty days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within thirty days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an event has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him.

Examples of such an event include failure by the reinsurer to comply substantially with a condition imposed upon the reinsurer by the Minister relating to a solvency margin or a liquidity or other ratio.

 UNITED STATES AND OTHER

     Renaissance is not admitted to do business in any jurisdiction except Bermuda. The insurance laws of each state of the United States and of many other countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers, such as Renaissance Reinsurance, which are not admitted to do business within such jurisdiction. With some exceptions, such sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Renaissance Reinsurance does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that Renaissance Reinsurance be so admitted.

     The Company's registered and principal executive offices are located in Renaissance House, 8-12 East Broadway, Pembroke HM 19 Bermuda and its telephone number is (441) 295-4513. The Company was originally formed under the name Renaissance Holdings Ltd.

SUBSEQUENT EVENTS

     On December 23, 1996, the Company commenced an offer to purchase for cancellation from tendering shareholders an aggregate of up to 813,190 Common Shares (the "Tender Offer") at a price of $34.50 per share, net to the seller in cash, for an aggregate purchase price of approximately $28.1 million. The Tender Offer expired as scheduled at midnight, New York City time, on January 22, 1997, and was oversubscribed. Following the expiration of the Tender Offer and the determination of the final proration factor, the Company purchased an aggregate of 813,190 Common Shares for cancellation from tendering shareholders. None of Management or the Founding Institutional Investors participated in the Tender Offer.

     On March 4, 1996, a newly established subsidiary of the Company, RenaissanceRe Capital Trust, a Delaware statutory business trust (the "Trust"), issued $100 million aggregate liquidation amount of 8.54% Capital Securities (liquidation amount $1,000 per Capital Security) to qualified institutional buyers in a private offering (the "Offering"). The proceeds of the Offering were invested in the 8.54% Junior Subordinated Deferrable Interest Debentures, Series A due March 1, 2027, issued by the Company. The Company used the net proceeds of the Offering to repay approximately $100 million of outstanding indebtedness under the Company's revolving credit facility.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Attachment point              The amount of loss (per occurrence or in the
                              aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Broker One who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or
                              (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Catastrophe excess of loss
 reinsurance                  A form of excess of loss reinsurance that, subject
                              to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a "catastrophe cover."

Cede; Cedent; Ceding company  When a party reinsures its liability with another, it "cedes" business and is referred to as the "cedent" or "ceding company."

Claim adjustment expenses     The expenses of settling claims, including legal
                              and other fees and the portion of general expenses allocated to claim settlement costs.

Claim reserves                Liabilities established by insurers and reinsurers
                              to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for claim adjustment expenses.

Excess of loss reinsurance    A generic term describing reinsurance that
                              indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a "level" or "retention."
                              Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedent is referred to as a "program" and will typically be placed with predetermined reinsurers in prenegotiated layers.
                              Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer's insolvency.

Funded cover                  A form of insurance where the insured pays
                              premiums to a reinsurer to serve essentially as a deposit in order to offset future losses. On a funded cover, there is generally limited or no transfer of risk for catastrophe losses from the insured to the reinsurer.

Generally accepted
 accounting principles        Accounting principles as set forth in opinions of
                              the Accounting Principles Board of the American
                              Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards
                              Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Incurred but not reported     Reserves for estimated losses that have been
                              incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer including unknown future developments on losses which are known to the insurer or reinsurer.

Layer The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Net premiums written          Gross premiums written for a given period less
                              premiums ceded to reinsurers and retrocessionaires during such period.

Proportional reinsurance      A generic term describing all forms of reinsurance
                              in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor.

Reinstatement premium         The premium charged for the restoration of the
                              reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence.

Reinsurance                   An arrangement in which an insurance company, the
                              reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company.
                              Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Retention                     The amount or portion of risk that an insurer
                              retains for its own account. Losses in excess of the retention level are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy's limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocessional Reinsurance;
 Retrocessionaire             A transaction whereby a reinsurer cedes to another
                              reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Risk excess of loss
 reinsurance                  A form of excess of loss reinsurance that covers a
                              loss of the reinsured on a single "risk" in excess of its retention level of the type reinsured, rather than to aggregate losses for all covered risks, as does catastrophe excess of loss reinsurance. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk.

Underwriting                  The insurer's or reinsurer's process of reviewing
                              applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting capacity         The maximum amount that an insurance company can
                              underwrite. The limit is generally determined by the company's retained earnings and investment capital. Reinsurance serves to increase a company's underwriting capacity by reducing its exposure from particular risks.

Underwriting expenses         The aggregate of policy acquisition costs,
                              including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

ITEM 2.  PROPERTIES

        The Company leases office space in Bermuda, where its executive offices are located.


 ITEM 3.  LEGAL PROCEEDINGS

        The Company is, from time to time, a party to litigation and arbitration that arises in the normal course of its business operations. The Company is not presently a party to any such litigation or arbitration that would have a material adverse effect on its business or operations.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 23, 1996 the Company held a Special General Meeting of Shareholders (the "Special Meeting") to consider three proposals relating to
 (1) the creation of two series of diluted voting common shares of the Company consisting of 16,789,776 shares of Diluted Voting Class I Common Shares, $1.00 par value per share, and 1,639,641 shares of Diluted Voting Class II Common Shares, par value $1.00 per share, (collectively, the "Diluted Voting Shares") to be issued pursuant to the approval of the Board of Directors of the Company to certain shareholders of the Company in exchange for an equal number of Common Shares held by such shareholders on a one-for-one basis (the "Shares Proposal"); (2) the amendment to the Bye-laws of the Company (x) reducing the requisite affirmative vote at an annual or special general meeting of the Company's shareholders, from at least 66-2/3% of the issued and outstanding capital shares of the Company in order to approve (A) an amalgamation or reorganization of the Company; (B) an acquisition or disposition of all or substantially all of the Company's assets; (C) a liquidation, dissolution or winding up of the Company; or (D) an amendment to or repeal of such Bye-law, to
 (i) the affirmative vote of a majority of all issued and outstanding capital shares of the Company in order to approve such item (A), and (ii) the affirmative vote of a majority of the voting rights attached to all issued and outstanding Common Shares and Diluted Voting Shares in order to approve such items (B), (C) and (D), (y) reducing the quorum requirement relating to shareholder votes contemplated by Bye-law 43(b); and (z) providing that the Board shall, with respect to any matter required to be submitted to a vote of the shareholders of Renaissance, be required to submit a proposal relating to such matters to the shareholders of the Company and shall vote all the shares of Renaissance owned by the Company in accordance with and proportional to such vote of the Company's shareholders (the "Bye-laws Proposal"); and (3) the increase in the size of the Board from nine members (including one vacancy) to eleven members and the authorization by the shareholders of the Company of the Board to fill the vacancies created thereby without further shareholder action (the "Board Proposal").

      The following matters were voted on at the Special Meeting with the voting results as indicated:


THE SHARES PROPOSAL


      Votes For           Votes Against  Abstain
------------------------  -------------  -------
       19,596,827               216,400    1,600

 THE BYE-LAWS PROPOSAL

      Votes For           Votes Against  Abstain
------------------------  -------------  -------
       19,776,327                34,900    3,600

 THE BOARD PROPOSAL

      Votes For           Votes Against  Abstain
------------------------  -------------  -------
       19,791,427                21,800    1,600


      There were no broker non-votes in connection with any of the proposals listed above.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

   The Common Shares began trading publicly on the Nasdaq National Market (the "NNM") on July 26, 1995 under the symbol "RNREF." Prior to that date, there was no public market for the Common Shares. The Common Shares have been listed and trading on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "RNR" since July 24, 1996. The following table sets forth, for the periods indicted, the reported (i) NNM per Common Share high ask and low bid information from July 26, 1995 through July 23, 1996 and (ii) high and low NYSE per Common Share closing sales prices from July 24, 1996 through December 31, 1996, and the amount of cash dividends paid per Common Share for each quarterly period set forth below.

                                             High    Low    Dividends
                                            ------  ------  ---------
FISCAL YEAR ENDED DECEMBER 31, 1995
   Third Quarter (commencing July 26).....  $25.38  $22.00      $ --
   Fourth Quarter.........................   33.13   22.88       0.16

FISCAL YEAR ENDED DECEMBER 31, 1996
   First Quarter..........................  $31.88  $26.75      $0.20
   Second Quarter.........................   31.25   26.88       0.20
   Third Quarter (through July 23)........   30.88   29.25         --
   Third Quarter (commencing July 24).....   30.88   26.75       0.20
   Fourth Quarter.........................   36.00   27.75       0.20

   As of March 15, 1997 there were approximately 2,500 holders of the Company's common equity.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 1996, 1995 and 1994. The selected consolidated financial data of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto contained in the Annual Report and incorporated herein by reference thereto.


                                          YEAR ENDED DECEMBER 31,
                                  ---------------------------------------
                                      1996          1995         1994
                                  -------------  -----------  -----------
                                  (in millions, except per share amounts)

Gross premiums written..........      $269.9       $292.6       $273.5
Net income......................       156.2        165.3        109.3
Net income available to common
  shareholders..................       156.2        162.8         96.4
Total assets....................       904.8        757.1        509.4
Net income per Common Share.....      $ 6.01       $ 6.75       $ 4.24
Dividends per Common Share......        0.80         0.16           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information with respect to Management's discussion and analysis of financial condition and results of operations, is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 19 of the Annual Report and is incorporated herein by reference thereto in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of the Company and related Notes thereto are contained on pages 20 through 35 of the Annual Report and are incorporated herein by reference thereto in response to this item. Reference is made to Item 14(a) of this Report for the Schedules to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  This information with respect to directors and officers of the Company is contained under the captions "Directors and Executive Officers of the Company" on pages 4 through 6 of the Proxy Statement and "Proposal 1 - The Renaissance Board Proposal" on page 21 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

ITEM 11.   EXECUTIVE COMPENSATION

  The information with respect to executive compensation is contained under the subcaption "Executive Officer and Director Compensation" on pages 13 through 20 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information with respect to security ownership of certain beneficial owners and Management is contained under the caption "Security Ownership of Certain Beneficial Owners, Management and Directors" on pages 7 through 9 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information with respect to certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions" on pages 10 and 11 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements and Exhibits.

1. The Consolidated Financial Statements of the Company and related Notes thereto are contained on pages 20 through 35 of the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference thereto.

2. The Schedules to the Consolidated Financial Statements of the Company are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3.    The following exhibits are included in this Report:

      3.1   Memorandum of Association.*
      3.2   Amended and Restated Bye-Laws.+

 4.1  Specimen Common Share certificate.*
 4.2 Amended and Restated Shareholders Agreement, dated as of December 23, 1996, by and among Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.
 4.3 Amended and Restated Registration Rights Agreement, dated as of December 23, 1996, by and among Warburg, Pincus Investors, L.P., PT Investments Inc., GE Private Placement Partners I, -Insurance, Limited Partnership and United States Fidelity and Guaranty Company.
 4.4 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein. +++
 4.5 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee. +++
 4.6 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between the Company and The Bank of New York, as Trustee. +++
 4.7 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. +++
10.1 Discretionary Investment Advisory Agreement, dated June 9, 1993, between Renaissance Reinsurance Ltd. and Warburg, Pincus Counsellors, Inc.*
10.2 Investment Management Agreement, dated as of November 1, 1993, between GE Investment Management Incorporated and Renaissance Reinsurance Ltd.*
10.3  RenaissanceRe Holdings Ltd. Restricted Stock Plan.*
10.4 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd. and the Investors (as defined therein).*
10.5 Amended and Restated Employment Agreement, dated as of March 26, 1995, between Renaissance Reinsurance Ltd. and James N. Stanard.*
10.6 Employment Agreement, dated as of March 26, 1995, between Renaissance Reinsurance Ltd. and Keith S. Hynes.*#
10.7 Third Amended and Restated Credit Agreement, dated as of December 12, 1996, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Fleet National Bank of Connecticut and Mellon Bank, N.A., as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.
10.8 Equity Purchase Agreement, dated as of December 13, 1996, by and among RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company. ++
10.9 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.
10.10 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan.
13.1 Annual Report to Shareholders of RenaissanceRe Holdings Ltd. for the year ended December 31, 1996 (with the exception of the information incorporated by reference into Items 5, 7, 8 and 14 of this Report, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Report).
21.1  List of Subsidiaries of the Registrant.
27.1  Financial Data Schedule.

(b)   Reports on Form 8-K:

      The Company filed Current Reports on Form 8-K with the Commission on (i) December 16, 1996 relating to an event which occurred on December 13, 1996, and (ii) December 23, 1996 relating to certain events which occurred on December 23, 1996.

---------------
* Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

** Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 333-00802) which was declared effective by the Commission on February 27, 1996.

+ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on January 7, 1997, relating to certain events which occurred on December 23, 1996.

++ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 16, 1996, relating to an event which occurred on December 13, 1996.

+++ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.

# A substantially similar form of Employment Agreement has been entered into by Renaissance Reinsurance Ltd. and each of Messrs. Currie, Riker and Eklund.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 21, 1997.

                                        RENAISSANCERE HOLDINGS LTD.

                                         /s/ James N. Stanard
                                        ---------------------------
                                         James N. Stanard
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                     Title                        Date

/s/ James N. Stanard            President and Chief Executive     March 21, 1997
------------------------        Officer and Chairman of the
James N. Stanard                Board of Directors

/s/ Keith S. Hynes              Senior Vice President and Chief   March 21, 1997
------------------------        Financial Officer (Principal
Keith S. Hynes                  Accounting Officer)

/s/ Arthur S. Bahr              Director                          March 21, 1997
------------------------
Arthur S. Bahr

/s/ Thomas A. Cooper            Director                          March 21, 1997
------------------------
Thomas A. Cooper

/s/ Edmund B. Greene            Director                          March 21, 1997
------------------------
Edmund B. Greene

/s/ Gerald L. Igou              Director                          March 21, 1997
------------------------
Gerald L. Igou

/s/ Kewsong Lee                 Director                          March 21, 1997
------------------------
Kewsong Lee

/s/ John M. Lummis              Director                          March 21, 1997
------------------------
John M. Lummis

/s/ Howard H. Newman            Director                          March 21, 1997
------------------------
Howard H. Newman

/s/ Scott E. Pardee             Director                          March 21, 1997
------------------------
Scott E. Pardee

/s/ John C. Sweeney             Director                          March 21, 1997
------------------------
John C. Sweeney

/s/ David A. Tanner             Director                          March 21, 1997
------------------------
David A. Tanner

                  RENAISSANCERE HOLDINGS LTD AND SUBSIDIARIES.

            INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Pages
                                                                                             -----
Report of Independent Auditors on Schedules..................................................  S-2

I    Summary of Investments other than Investments in Related Parties at December 31, 1996...  S-3

III  Condensed Financial Information of the Registrant.......................................  S-4

V    Supplementary Insurance Information for the years ended December 31, 1996, 1995 and 1994  S-6

VI   Reinsurance for the years ended December 31, 1996, 1995 and 1994........................  S-7

X    Supplementary Information Concerning Property-Casualty Insurance Operations.............  S-8

     Schedules other than those listed above are omitted for the reason that they are not applicable.

                  REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

     We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of and for the years ended December 31, 1996 and 1995 and have issued our report thereon dated January 15, 1997; such financial statements and our report thereon are incorporated by reference elsewhere in this Annual Report to Shareholders on Form 10-K. Our audits also included the financial statement schedules listed in item 14(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 1996. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                         Ernst & Young

Hamilton, Bermuda
January 15, 1997

                                                                      SCHEDULE I

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS

                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                      (EXPRESSED IN UNITED STATES DOLLARS)

                             (DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED
                                                                     DECEMBER 31,1996
                                                          ----------------------------------                  AMOUNT AT
                                                          AMORTIZED                 MARKET                  WHICH SHOWN IN
TYPE OF INVESTMENT:                                          COST                     VALUE                THE BALANCE SHEET
                                                           ---------                 -------               -----------------
Fixed Maturities Available for Sale:
   Non U.S. sovereign government bonds.................      $239.0                  $239.4                      $239.4
   Non U.S. corporate debt securities..................       328.4                   329.6                       329.6
   Non U.S. mortgage-backed securities.................        34.5                    34.5                        34.5
                                                             ------                  ------                      ------
      Subtotal.........................................       601.9                   603.5                       603.5
Short-term Investments.................................         -0-                     -0-                         -0-
Cash and cash equivalents..............................       199.0                   199.0                       199.0
                                                             ------                 -------                     -------
      Total investments, short-term
        investments, cash and cash
        equivalents....................................     $ 800.9                  $802.5                      $802.5
                                                           =========                ========                    ========

                                                                   SCHEDULE III

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          RENAISSANCERE HOLDINGS LTD.
                                 BALANCE SHEETS
                                (PARENT COMPANY)

                      (EXPRESSED IN UNITED STATES DOLLARS)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              DECEMBER 31,
                                          --------------------
                                             1996       1995
                                          ----------  ---------
                 ASSETS
Cash....................................  $  50,212   $ 20,055
Investments available for sale..........     23,106        -0-
Investment in subsidiaries..............    598,220    525,796
Dividend receivable.....................     26,300     38,000
Due from subsidiary.....................        -0-      3,433
Other assets............................        421        161
                                          ---------   --------
     Total assets.......................  $ 698,259   $587,445
                                          =========   ========

              LIABILITIES
Loan payable............................  $ 150,000   $100,000
Other liabilities.......................      2,056      1,109
                                          ---------   --------
     Total liabilities..................  $ 152,056   $101,109
                                          =========   ========
Commitments and contingencies...........

          SHAREHOLDERS' EQUITY
Series A 15% Cumulative Convertible
 Voting Preference Shares-$100 par
 value-1,412,000 shares authorized,
 issued and outstanding at December 31,
 1994...................................

Common Shares: $1 par value-authorized
 200,000,000 shares, issued and
 outstanding at December 31,
 1995-25,605,000 (1994-1,500 shares)....  $  23,531   $ 25,605

Additional paid-in capital..............    102,902    174,370
Loans to officers and employees.........     (3,868)    (2,728)
Net unrealized depreciation on
 investments............................      1,577      2,699
Retained earnings.......................    422,061    286,390
                                          ---------   --------
     Total shareholders' equity.........    546,203    486,336
                                          ---------   --------
       Total liabilities and                698,259   $587,445
        shareholders' equity............  =========   ========

                              STATEMENTS OF INCOME
                                (PARENT COMPANY)
                      (EXPRESSED IN UNITED STATES DOLLARS)
                             (DOLLARS IN THOUSANDS)

                                              YEAR ENDED          YEAR ENDED          YEAR ENDED
                                          DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                          ------------------  ------------------  ------------------

Income:
 Investment income......................           $  2,424            $     92                  --
  Total income..........................              2,424                  92                  --
Expenses:
 Amortization of organizational expenses                168               1,439            $  1,679
 Interest expense.......................              6,553               6,424                 192
 Operating costs and expenses...........              2,298               3,092                 869
                                                   --------            --------            --------
  Total expenses........................              9,019              10,955               2,740
 Loss before equity in net income of
  subsidiaries..........................             (6,595)            (10,863)             (2,740)
Equity in net income of Renaissance.....            161,855             176,185             112,038
Equity in net income of Glencoe.........                900                 -0-                 -0-
                                                   --------            --------            --------
Net income..............................            156,160             165,322             109,298
Net income allocable to Series B                        -0-               2,536              12,879
 Preference Shares......................           --------            --------            --------
Net income available to Common                     $156,160            $162,786            $ 96,419
 Shareholders...........................           ========            ========            ========


                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                          RENAISSANCERE HOLDINGS LTD.

                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)
                      (EXPRESSED IN UNITED STATES DOLLARS)

                             (DOLLARS IN THOUSANDS)

                                                YEAR ENDED          YEAR ENDED          YEAR ENDED
                                             DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                            ------------------  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          156,160            $165,322           $ 109,298
Less equity in net income of                        162,755             176,185             112,038
 subsidiaries                                      --------            --------           ---------
                                                     (6,595)            (10,863)             (2,740)

Adjustments to reconcile net income to
 net cash provided by operating
 activities
    Other                                             3,630               1,020               2,740
                                                    -------            --------             -------

  Net cash applied to operating
   activities                                        (2,965)             (9,843)                -0-
                                                    --------           ---------           ---------

CASH FLOWS APPLIED TO INVESTING ACTIVITIES

  Contributions to subsidiaries                    (50,000)              --               (102,459)
  Proceeds from sales of investments                 40,623
  Purchases of investments                          (63,440)
  Dividends from subsidiary                         135,629
  Proceeds from sale of minority
   interest in subsidiary                            15,126
  Net cash provided by (applied to)                  77,939               --              (102,459)
   investing activities                            --------            --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Common Shares                                               54,496
 Repurchase of Common Shares                        (73,460)
 Dividend to Common Shareholders                    (20,489)             (4,096)
 Net proceeds from bank loan                         50,000              40,000              60,000

 Proceeds from issue Series B 15%
  Cumulative Redeemable Voting
  Preference Shares                                                                         100,000
 Redemption of Series B 15% Cumulative
  Redeemable Voting Preference Shares                                   (57,874)            (57,541)
 Other                                                 (868)             (2,628)
                                                    --------            --------
 Net cash provided by financing                     (44,817)             29,898             102,459
  activities                                        --------            --------           ---------
 Net increase in cash and cash                     $ 30,157            $ 20,055                   0
  equivalents
 Balance at beginning of year                        20,055                   0                   0
                                                    --------            --------           ---------
 Balance at end of year                            $ 50,212            $ 20,055           $     -0-
                                                    ========            ========           =========

                                                                      SCHEDULE V

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                      (EXPRESSED IN UNITED STATES DOLLARS)

                             (DOLLARS IN THOUSANDS)


                   DECEMBER 31, 1996                                                      YEAR ENDED DECEMBER 31, 1996
         -------------------------------------   -------------------------------------------------------------------------------

                          FUTURE
                          POLICY
                         BENEFITS,                                         BENEFITS,     AMORTIZATION
            DEFERRED      LOSSES,                                            CLAIMS,     OF DEFERRED
             POLICY      CLAIMS AND                            NET         LOSSES AND      POLICY            OTHER
           ACQUISITION    CLAIMS     UNEARNED     PREMIUM   INVESTMENT     SETTLEMENT    ACQUISITION       OPERATING    PREMIUMS
             COSTS       EXPENSES    PREMIUMS     REVENUE     INCOME        EXPENSES        COSTS          EXPENSES      WRITTEN


Property...  $6,819      $105,421    $65,617      $252,828    $44,170       $ 86,945       $26,162          $16,731     $251,564
             ======      ========    =======      ========    =======       ========       =======          =======     ========

                       DECEMBER 31, 1995                                     YEAR ENDED DECEMBER 31, 1995
         -------------------------------------  ----------------------------------------------------------------------------------

                         FUTURE
                         POLICY
                         BENEFITS,                                         BENEFITS,     AMORTIZATION
            DEFERRED      LOSSES,                                            CLAIMS,     OF DEFERRED
             POLICY      CLAIMS AND                            NET         LOSSES AND      POLICY            OTHER
           ACQUISITION    CLAIMS     UNEARNED     PREMIUM   INVESTMENT     SETTLEMENT    ACQUISITION       OPERATING    PREMIUMS
             COSTS       EXPENSES    PREMIUMS     REVENUE     INCOME        EXPENSES        COSTS          EXPENSES      WRITTEN

Property...  $6,163     $100,445    $60,444      $288,886    $32,320       $110,555       $29,286          $10,448      $289,928
             ======      ========    =======      ========    =======       ========       =======          =======     ========

                       DECEMBER 31, 1994                                     YEAR ENDED DECEMBER 31, 1994
         -------------------------------------   ---------------------------------------------------------------------------------

                         FUTURE
                         POLICY
                         BENEFITS,                                         BENEFITS,     AMORTIZATION
            DEFERRED      LOSSES,                                            CLAIMS,     OF DEFERRED
             POLICY      CLAIMS AND                            NET         LOSSES AND      POLICY            OTHER
           ACQUISITION    CLAIMS     UNEARNED     PREMIUM   INVESTMENT     SETTLEMENT    ACQUISITION       OPERATING    PREMIUMS
             COSTS       EXPENSES    PREMIUMS     REVENUE     INCOME        EXPENSES        COSTS          EXPENSES      WRITTEN

Property.... $5,797     $ 63,268    $59,401      $242,762    $14,942       $114,095       $25,653          $ 9,725     $269,954
             ======     ========    =======      ========    =======       ========       =======          =======     ========

                                                                     SCHEDULE VI

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                                  REINSURANCE

                      (EXPRESSED IN UNITED STATES DOLLARS)

                             (DOLLARS IN THOUSANDS)



                                                                                                                       PERCENTAGE
                                                                                       ASSUMED                          OF AMOUNT
                                                             CEDED TO                 FROM OTHER          NET            ASSUMED
                                       GROSS AMOUNT       OTHER COMPANIES             COMPANIES          AMOUNT          TO NET
                                       -----------        ---------------             ----------       ----------      -----------
Year ended December 31, 1996
  Property Premiums Written......       $1,552              $18,349                  $268,361            $251,564       107%
                                        ======              =======                  ========            ========       ===
Year ended December 31, 1995
  Property Premiums Written......       $   -               $ 2,679                  $292,607            $289,928       101%
                                        ======              =======                  ========            ========       ===
Year ended December 31, 1994
  Property Premiums Written......       $   -               $ 3,527                  $273,481            $269,954       101%
                                        ======              =======                  ========            ========       ===


                                                                      SCHEDULE X

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS

                      (EXPRESSED IN UNITED STATES DOLLARS)
                             (DOLLARS IN THOUSANDS)

                                                                                      CLAIMS
                                                                                       AND
                                                                                      CLAIMS
                                RESERVE                                               EXPENSE
                                 FOR                                                  INSURED                     PAID
                   DEFERRED      UNPAID                                              RELATED TO                  CLAIMS
                    POLICY       CLAIMS     DISCOUNT                      NET     --------------                  AND
AFFILIATION       ACQUISITION  AND CLAIMS   IF ANY,  UNEARNED  EARNED  INVESTMENT CURRENT  PRIOR  ACQUISITION    CLAIMS    PREMIUM
WITH REGISTRANT     COSTS       EXPENSES   DEDUCTED  PREMIUMS PREMIUMS   INCOME    YEAR    YEAR     COSTS       EXPENSES   WRITTEN
---------------   -----------  ----------  --------  -------- -------- ---------- -------  -----  -----------   --------   -------
Consolidated
 Subsidiaries
 Year ended
 December 31, 1996.   $6,819    $105,421  $  --     $65,617  $252,828   $44,170  $75,118   $11,827   $26,162    $81,969    $251,564
                      ======    ========  ========  =======  ========   =======  =======   =======   =======    =======   ========
  Year ended
  December 31, 1995   $6,163    $100,445  $  --     $60,444  $288,886   $32,320  $80,939   $29,616   $29,286    $73,378    $289,928
                      ======    ========  ========  =======  ========   =======  =======   =======   =======    =======    ========

  Year ended
  December 31, 1994   $5,797    $63,268   $  --     $59,401  $242,762   $14,942 $114,095   $  --     $25,653    $51,809    $269,954
                      ======    =======   ========  =======  ========   ======= ========   ========  =======    =======    ========

                                 EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
    3.1  Memorandum of Association.*
    3.2  Amended and Restated Bye-Laws.+
    4.1  Specimen Common Share certificate.*
    4.2 Amended and Restated Shareholders Agreement, dated as of December 23, 1996, by and among Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.
    4.3 Amended and Restated Registration Rights Agreement, dated as of December 23, 1996, by and among Warburg, Pincus Investors, L.P., PT Investments, Inc., GE Private Placement Partners I,-Insurance, Limited Partnership and United States Fidelity and Guaranty Company.
    4.4 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein. +++
    4.5 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee. +++
    4.6 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between the Company and The Bank of New York, as Trustee. +++
    4.7 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. +++
   10.1 Discretionary Investment Advisory Agreement, dated June 9, 1993, between Renaissance Reinsurance Ltd. and Warburg, Pincus Counsellors, Inc.*
   10.2 Investment Management Agreement, dated as of November 1, 1993, between GE Investment Management Incorporated and Renaissance Reinsurance Ltd.*
   10.3  RenaissanceRe Holdings Ltd. Restricted Stock Plan.*
   10.4 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd. and the Investors (as defined therein).*
   10.5 Amended and Restated Employment Agreement, dated as of March 26, 1995, between Renaissance Reinsurance Ltd. and James N. Stanard.*
   10.6 Employment Agreement, dated as of March 26, 1995, between Renaissance Reinsurance Ltd. and Keith S. Hynes.*#
   10.7 Third Amended and Restated Credit Agreement, dated as of December 12, 1996, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Fleet National Bank of Connecticut and Mellon Bank, N.A., as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.
   10.8 Equity Purchase Agreement, dated as of December 13, 1996, by and among RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company. ++
   10.9 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.
  10.10 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan.
   13.1 Annual Report to Shareholders of RenaissanceRe Holdings Ltd. for the year ended December 31, 1996 (with the exception of the information incorporated by reference into Items 5, 7, 8 and 14 of this Report, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Report).
   21.1  List of Subsidiaries of the Registrant.
   27.1  Financial Data Schedule.
-----------------------
* Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.
** Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 333-00802) which was declared effective by the Commission on February 27, 1996.

+ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on January 7, 1997, relating to events which occurred on December 23, 1996.
++ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 16, 1996, relating to an event which occurred on December 13, 1996.
+++ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.
# A substantially similar form of Employment Agreement has been entered into by Renaissance Reinsurance Ltd. and each of Messrs. Currie, Riker and Eklund.