Form 10-Q
period 1997-03-31
RENAISSANCERE HOLDINGS LTD
filed 1997-05-14
CIK 913144

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                  FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 1997

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

       RENAISSANCE HOUSE
       8-12 EAST BROADWAY
       PEMBROKE, BERMUDA                                    HM 19
(Address of principal executive offices)                 (Zip Code)

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

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common shares, par value US $1.00 per share as of March 31, 1997 was 22,877,000.

Total number of pages in this report: 14 (including Exhibit 27)

                         RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- Financial Information

       ITEM 1 -- Financial Statements

       Consolidated Balance Sheets as of March 31, 1997
       (unaudited) and December 31, 1996                               3

       Unaudited Consolidated Statements of Operations for
       the Three Months Ended March 31, 1997 and 1996.                 4

       Unaudited Consolidated Statements of Cash Flows
       for the Three Months Ended March 31, 1997 and 1996              5

       Notes to Unaudited Consolidated Financial Statements            6

       ITEM II -- Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   8

PART II -- Other Information                                          12

       ITEM 1 -- Legal Proceedings
       ITEM 2 -- Changes in Securities
       ITEM 3 -- Defaults Upon Senior Securities
       ITEM 4 -- Submission of Matters to a Vote of Security Holders
       ITEM 5 -- Other Information
       ITEM 6 -- Exhibits and Reports on Form 8-K

  Signature - RenaissanceRe Holdings Ltd.                             13

Part I -- Financial Information

Item I -- Financial Statements

                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (United States Dollars)
                   (in thousands, except per share amounts)

                                                            AS AT
                                             ----------------------------------
                                             MARCH 31, 1997   DECEMBER 31, 1996
                                             --------------   -----------------
                                               (Unaudited)
ASSETS
Fixed maturities available for sale, at
  fair value (Amortized cost $611,452
  and $601,907, at March 31, 1997 and
  December 31, 1996, respectively)              $607,469           $603,484
Equity securities at market (cost $23,499)        23,564                 --
                                                --------           --------
    Total Investments                            631,033            603,484

Cash and cash equivalents                        166,172            198,982
Premiums receivable                              104,420             56,685
Ceded reinsurance balances                        15,850             19,783
Accrued investment income                         13,612             13,913
Deferred acquisition costs                        12,956              6,819
Investment balances receivable                    12,640                 --
Other assets                                       5,317              5,098
                                                --------           --------

    TOTAL ASSETS                                $962,000           $904,764
                                                ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim adjustment
  expenses                                      $110,138           $105,421
Reserve for unearned premiums                    124,266             65,617
Bank loan                                         50,000            150,000
Reinsurance balances payable                      15,712             18,072
Other                                              6,208              4,215
                                                --------           --------

    TOTAL LIABILITIES                            306,324            343,325

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  CAPITAL SECURITIES OF A SUBSIDIARY
  TRUST HOLDING SOLELY JUNIOR SUBORDINATED
  DEBENTURES OF THE COMPANY (NOTE 5)             100,000                 --

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                      15,340             15,236

SHAREHOLDERS' EQUITY                              22,877             25,531
Common shares                                     73,522            102,902
Loans to officers and employees                   (3,927)            (3,868)
Net unrealized appreciation (depreciation)
  on investments                                  (3,918)             1,577
Retained earnings                                451,782            422,061
                                                --------           --------

    TOTAL SHAREHOLDERS' EQUITY                   540,336            546,203
                                                --------           --------

    TOTAL LIABILITIES, MINORITY INTEREST,
      CAPITAL SECURITIES AND SHAREHOLDERS'
      EQUITY                                    $962,000           $904,764
                                                ========           ========

BOOK VALUE PER COMMON SHARE                     $  23.62           $  23.21
                                                ========           ========

COMMON SHARES OUTSTANDING                         22,877             23,531
                                                --------           --------

  The accompanying notes are an integral part of these financial statements.

                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (United States Dollars)
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 31, 1997   MARCH 31, 1996
                                                 --------------   --------------
GROSS PREMIUMS WRITTEN                              $120,359         $140,548
                                                    ========         ========
REVENUES
        Net premiums written                        $117,648         $138,715
        Increase in unearned premiums                (61,747)         (77,016)
                                                    --------         --------
        Net premiums earned                           55,901           61,699
        Net investment income                         12,125           10,058
        Net foreign exchange losses                   (1,643)             (94)
        Net realized gains (losses) on investments       166             (617)
                                                    --------         --------
        TOTAL REVENUES                                66,549           71,046
                                                    --------         --------
EXPENSES
        Claims and claim adjustment expenses
         incurred                                     14,238           19,981
        Acquisition expenses                           6,378            6,322
        Operating expenses                             5,918            3,301
        Corporate expenses                             1,957              687
        Interest expense                               1,933            1,584
                                                    --------         --------
        TOTAL EXPENSES                                30,424           31,875
                                                    --------         --------
                                                      36,125           39,171
Income before minority interest and tax
Minority Interest - Company Obligated Mandatorily
 Redeemable Capital Securities of a Subsidiary Trust
 holding solely Junior Subordinated Debentures of
 the Company (Note 5)                                   (545)              --
Minority interest - Glencoe                             (143)              --
                                                    --------         --------
Income before taxes                                   35,437           39,171
Income tax expense                                        --               --
                                                    --------         --------
        NET INCOME                                  $ 35,437         $ 39,171
                                                    ========         ========
EARNINGS PER COMMON SHARE                           $   1.52         $   1.50
                                                    ========         ========
Weighted average Common Shares and
 common equivalent shares outstanding                 23,295           26,088
                                                    ========         ========
Claims and claim expense ratio                          25.5%            32.4%
Expense ratio                                           22.0%            15.6%
                                                    --------         --------
Combined ratio                                          47.5%            48.0%
                                                    ========         ========

  The accompanying notes are an integral part of these financial statements.

                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (United States Dollars in thousands)
                                  (Unaudited)


                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 31, 1997   MARCH 31, 1996
                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                    $ 35,437         $ 39,171

     ADJUSTMENTS TO RECONCILE NET INCOME TO
        CASH PROVIDED BY OPERATING ACTIVITIES

        Amortization and depreciation                 1,331              703
        Realized investment (gains) losses             (166)             617
        Minority shares of income                       143              --
        Change in:
                Reinsurance balances, net           (50,095)         (54,418)
                Ceded reinsurance balances
                   receivable                         3,933           (2,730)
                Deferred acquisition costs           (6,137)          (7,516)
                Reserve for claims and claim
                   adjustment expenses                4,717            4,051
                Reserve for unearned premiums        58,649           77,015
                Other                                 1,227            4,182
                                                    -------          -------
                   CASH PROVIDED BY OPERATING
                      ACTIVITIES                     49,039           61,075
                                                    -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of investments           191,473           79,279
        Purchase of investments available for
        sale                                       (238,051)        (127,645)
                                                    -------          -------
                   CASH APPLIED TO INVESTING
                      ACTIVITIES                    (46,578)         (48,366)
                                                    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of Company
           Obligated Mandatorily Redeemable
           Capital Securities of a Subsidiary
           Trust holding solely Junior
           Subordinated Debentures of the
           Company (Note 5)                          98,500              --
        Repayment of bank loan                     (100,000)         (20,000)
        Dividends paid                               (5,716)          (5,121)
        Purchase of Common Shares                   (28,055)             --

                   CASH APPLIED TO FINANCING
                      ACTIVITIES                    (35,271)         (25,121)
                                                    -------          -------
                NET DECREASE IN CASH AND CASH
                   EQUIVALENTS                      (32,810)         (12,412)
                                                    -------          -------
                CASH AND CASH EQUIVALENTS,
                   BALANCE AT BEGINNING OF
                   PERIOD                           198,982          139,163
                                                    -------          -------
                CASH AND CASH EQUIVALENTS,
                   BALANCE AT END OF PERIOD        $166,172         $126,751
                                                    =======          =======


  The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                  (unaudited)


1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of RenaissanceRe Holdings Ltd. (the "Company") and its subsidiaries, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") and Glencoe Insurance Ltd. ("Glencoe"). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 1997 and December 31, 1996, its results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. These consolidated financial statements should be read in conjunction with the 1996 audited consolidated financial statements and related notes thereto. The results of operations for any interim period are not necessarily indicative of results for the full fiscal year.

2. Earnings per common share is calculated by dividing net income available to common shareholders by weighted average common shares and common share equivalents outstanding.

     For the quarter ended March 31, 1997 the Company had 23,295,000 weighted average common shares outstanding consisting of 22,862,000 weighted average common shares and 433,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans. For the quarter ended March 31, 1996, the Company had 26,088,000 weighted average common shares outstanding consisting of 25,605,000 weighted average common shares and 483,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans. Total common shares outstanding as at March 31, 1997 and December 31, 1996 were 22,877,000 and 23,531,000, respectively.

3. During the quarter ended March 31, 1997, the Board of Directors of the Company declared, and the Company paid, a dividend of $0.25 per common share to shareholders of record as of February 19, 1997.

4. In January 1997, the Company purchased for cancellation an aggregate of 813,190 common shares from public shareholders of the Company for an aggregate purchase price of $28.1 million (the "Tender Offer").

5. On March 7, 1997, the Company completed the sale of $100 million aggregate liquidation amount of "Company Obligated, Mandatorily Redeemable Capital Securities of Subsidiary Trust holding solely $103,092,783.51 of the Company's 8.54% Junior Subordinated Debentures due March 1, 2027" (the "Capital Securities") issued by RenaissanceRe Capital Trust (the "Trust"), a newly created Delaware subsidiary business trust of the Company. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually commencing September 1, 1997. The gross proceeds from the offering of the Capital Securities were used to repay a portion of the Company's outstanding indebtedness under the Company's revolving credit facility with a syndicate of commercial banks (the "Revolving Credit Facility").

     The financial statements of the Trust will be consolidated into the Company's consolidated financial statements with the Capital Securities shown as "Company Obligated, Mandatorily Redeemable Capital Securities of a Subsidiary Trust holding solely Junior Subordinated Debentures of the Company" on the balance sheet. The Trust is a wholly owned subsidiary of the Company.

6. Interest paid was $1.7 million for the quarter ended March 31, 1997 and $1.6 million for the same quarter in the previous year.

7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share. SFAS No. 128, simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Management does not believe this new pronouncement will materially affect the Company's current disclosures as the Company's capital structure is not considered complex nor is there significant dilution from other securities or contracts to issue common stock.

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. Earlier application is not permitted.

If SFAS No. 128 had been effective for the current reporting period, the pro-forma affects would be as follows:

                        Three Months Ended March 31,
                        ----------------------------
                             1997            1996
                             ----            ----

    Basic EPS               $1.55           $1.53

    Diluted EPS             $1.52           $1.50


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the quarter ended March 31, 1997 compared to the quarter ended March 31,
1996

For the quarter ended March 31, 1997, net income available to common shareholders was $35.4 million or $1.52 per share, compared to $39.2 million or $1.50 per share for the same quarter in 1996. The decrease in reported net income was primarily related to a decrease in net premiums earned, increases in foreign exchange losses, and operating, corporate and interest expenses. These items were partially offset by increases in investment income and decreases in claims and claim adjustment expenses. Per share amounts for the first quarter of 1997 benefited from a lower number of shares outstanding, as a result of the Company's recent $100 million share repurchase transactions consisting of (i) the purchase for cancellation from certain shareholders of the Company in December 1996 of an aggregate of 2,085,361 common shares for an aggregate purchase price of $71.9 million and (ii) the purchase for cancellation from the public shareholders of the Company in January 1997 pursuant to the Tender Offer of an aggregate of 813,190 common shares for an aggregate purchase price of $28.1 million.

Gross premiums written for the first quarter of 1997 declined 14.4 percent to $120.4 million from the $140.5 million reported for the same quarter of 1996. The decline in gross premiums written was primarily related to the competitive market for property catastrophe reinsurance. The premium decrease of 14.4 percent was the result of a 18.6 percent decrease in premiums due to the Company not renewing coverage on existing business and a 6.1 percent decrease related to changes in pricing, participation level and coverage on renewed business, which was partially offset by an 10.3 percent increase in premiums related to new business.

Net premiums written for the first quarter of 1997 were $117.6 million compared with $138.7 million for the first quarter of 1996. Net premiums earned for the first quarter of 1997 were $55.9 million, compared to $61.7 million for the same quarter of 1996, a decrease of 9.4 percent. Total revenues for the first quarter of 1997 decreased to $66.5 million from $71.0 million reported for the same quarter of 1996.

The table below sets forth the Company's combined ratio and components thereof for the quarters ended March 31, 1997 and 1996:

                    Three Months Ended
                         March 31,
                ------------------------
                     1997    1996
                     ----    ----
Loss ratio            25.5%  32.4%
Expense ratio         22.0%  15.6%
                      ----   ----

Combined ratio        47.5%  48.0%
                      ====   ====

Claims and claim adjustment expenses incurred for the quarter ended March 31, 1997 were $14.2 million or 25.5 percent of net premiums earned. In comparison, claims and claim adjustment expenses for the quarter ended March 31, 1996 were

$20.0 million or 32.4 percent of net premiums earned and included the provision of $7.0 million for losses related to the Northeast USA winter storms.

Underwriting expenses are comprised of acquisition expenses and operating expenses. Acquisition expenses were $6.4 million and $6.3 million for the quarters ended March 31, 1997 and 1996, respectively. Operating expenses for the first quarter of 1997 increased to $5.9 million compared with $3.3 million for the same quarter of 1996 as a result of increased staffing at Renaissance Reinsurance and the continued development of Glencoe.

Corporate expenses for the first quarter of 1997 include one-time fees of $1.5 million related to the issuance of $100 million aggregate liquidation amount of Capital Securities during the quarter.

Net investment income (excluding net realized investment gains and losses) was $12.1 million for the quarter ended March 31, 1997 compared to $10.1 million for the same period in 1996. The increase was the result of a higher average yield on the portfolio and higher average invested assets, which resulted primarily from cash provided by operations.

Net foreign exchange losses for the quarter ended March 31, 1997 increased to $1.6 million from $0.1 million for the same period in 1996. Substantial portions of the Company's foreign denominated premiums incepted and were recorded on January 1, 1997. Subsequent to the recording of these premiums, the U.S. Dollar strengthened against the British Pound and other foreign currencies, which resulted in the devaluation of these foreign denominated receivables and the recording of the related foreign exchange loss.

Interest expense for the quarter ended March 31, 1997 increased to $1.9 million from $1.6 million for the same period in 1996. The increase was primarily related to higher average outstanding balances under the Revolving Credit Facility.


LIQUIDITY AND CAPITAL RESOURCES

As a holding company, the Company relies on cash dividends and other permitted payments from its subsidiaries to make principal, interest payments and cash distributions on outstanding obligations and pay dividends, if any, to the Company's shareholders. The payment of dividends by the Company's subsidiaries to the Company is, under certain circumstances, limited under the Revolving Credit Facility and under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto and related regulations of Bermuda, require the Company's subsidiaries to maintain a minimum solvency margin and a minimum liquidity ratio. There are presently no significant restrictions on the payment of dividends by the Company's subsidiaries to the Company.

Cash flows from operating activities resulted principally from premium and investment income, net of paid losses, acquisition costs and other related expenses. The Company is unable to predict its cash flows from operating activities, as it may be required to make large catastrophe claims payments to its clients. As a consequence, cash flows from operating activities may fluctuate between individual quarters and years.

Neither the Company nor its subsidiaries have material commitments for capital expenditures. Based on its current operating plans, the Company believes that its liquidity will be adequate in both the short term and long term.

In January 1997, the Company purchased for cancellation an aggregate of 813,190 common shares for an aggregate purchase price of $28.1 million in the Tender Offer.

On March 7, 1997 the Company completed the sale of $100 million aggregate liquidation amount of Capital Securities issued by the Trust. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually commencing September 1, 1997. Proceeds from the offering of the Capital Securities were used to repay a portion of the Company's outstanding indebtedness under the Revolving Credit Facility.

On December 12, 1996 the Company amended and restated the Revolving Credit Facility to provide for the borrowing of up to $200 million on terms generally extended to prime borrowers, at an interest rate, at the Company's option, of either the base rate of the lead bank or the LIBOR rate plus a spread ranging from 25 to 50 basis points. The full amount of the Revolving Credit Facility is available until December 1, 1999 with two optional one-year extensions, if requested by the Company and approved by the lenders. During the quarter, the Company reduced its borrowings under the Revolving Credit Facility by $100 million. As of March 31, 1997, $50 million was outstanding under the Revolving Credit Facility and the Company had $150 million of unused borrowing capacity thereunder.

During 1996, the Company developed a multi-currency asset/liability optimization model in conjunction with Tillinghast and Falcon Asset Management to integrate asset, liability and capital decisions. As a result of this study, it was determined that the Company could diversify its investment portfolio to include investments in common stocks with minimal increase in overall corporate risk. The analysis showed that the diversification benefits of equities offset their greater volatility, and therefore, would not require significant additional capital. During the first quarter of 1997, the Company purchased $23.5 million of equity securities.

The Company's investment portfolio had a fair value of $797.2 million and consisted of debt securities with fixed maturities of $607.5 million, equity security investments of $23.6 million, and cash and cash equivalents of $166.2 million. At March 31, 1997, the fixed maturity investment portfolio had an average rating of AA as measured by Standard & Poor's Ratings Group, an average duration of 2.3 years and an average yield to maturity of 6.7 percent before investment expenses.

The Company's investments in equity securities and in cash and cash equivalents include $22.3 million and $23.7 million of investments denominated in non-U.S. currencies, respectively, representing approximately 5.6 percent of total invested assets. The remaining 94.4 percent of the Company's invested assets are invested in U.S. Dollar denominated investments. The Company's portfolio does not contain any direct investments in real estate or mortgage loans.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

          None.

Item 2 -- Changes in Securities

          On March 7, 1997, the Company completed the sale of $100 million aggregate liquidation amount of Capital Securities issued by the Trust. The transaction was effected in reliance upon Rule 144A ("Rule 144A") promulgated under the Securities Act of 1933, as amended. The Capital Securities were sold to institutional investors, each of whom represented and warranted to the Company and the Trust that it is a "Qualified Institutional Buyer" within the meaning of Rule 144A. The initial purchasers of the Capital Securities were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc, who each received as compensation $10.00 per Capital Security sold. Pursuant to its obligations with respect to the Capital Securites, the Company shall not declare or pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of the Company's capital stock if the Company shall be in default with respect to certain of its obligations under the Capital Securities or if the Company shall have given notice of its intention to defer its payment obligations with respect to the Capital Securities and shall not have rescinded such notice.

Item 3 -- Defaults Upon Senior Securities

          None

Item 4 -- Submission of Matters to a Vote of Security Holders

          None

Item 5 -- Other Information

          None

Item 6 -- Exhibits and Reports on From 8-K

     a.  Exhibits:

          Exhibit 27 - Financial Data Schedule

     b.   Current Reports on Form 8-K:

          The Registrant filed Current Reports on Form 8-K on
          January 7, 1997, February 20, 1997 and March 19, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          RENAISSANCERE HOLDINGS LTD.

Date:  May 14, 1997

                                          By: /s/ Keith S. Hynes
                                             ____________________________

                                             Keith S. Hynes
                                             Senior Vice President and
                                             Chief Financial Officer