Form 10-Q/A
period 1997-03-31
RENAISSANCERE HOLDINGS LTD
filed 1997-05-15
CIK 913144

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                  FORM 10 - Q/A

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

                               INDEX TO FORM 10-Q/A

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
                                                ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim adjustment
  expenses                                      $110,138           $105,421
Reserve for unearned premiums                    124,266             65,617
Bank loan                                         50,000            150,000
Reinsurance balances payable                      15,712             18,072
Other                                              6,208              4,215
                                                --------           --------

    TOTAL LIABILITIES                            306,324            343,325
                                                --------           --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  CAPITAL SECURITIES OF A SUBSIDIARY
  TRUST HOLDING SOLELY JUNIOR SUBORDINATED
  DEBENTURES OF THE COMPANY (NOTE 5)             100,000                 --

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                      15,340             15,236

SHAREHOLDERS' EQUITY
Common shares                                     22,877             25,531
Additional paid-in capital                        73,522            102,902
Loans to officers and employees                   (3,927)            (3,868)
Net unrealized appreciation (depreciation)
  on investments                                  (3,918)             1,577
Retained earnings                                451,782            422,061
                                                --------           --------

    TOTAL SHAREHOLDERS' EQUITY                   540,336            546,203
                                                --------           --------

    TOTAL LIABILITIES, MINORITY INTEREST,
      CAPITAL SECURITIES AND SHAREHOLDERS'
      EQUITY                                    $962,000           $904,764
                                                ========           ========

BOOK VALUE PER COMMON SHARE                     $  23.62           $  23.21
                                                ========           ========

COMMON SHARES OUTSTANDING                         22,877             23,531
                                                --------           --------

  The accompanying notes are an integral part of these financial statements.

                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (United States Dollars)
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 31, 1997   MARCH 31, 1996
                                                 --------------   --------------
GROSS PREMIUMS WRITTEN                              $120,359         $140,548
                                                    ========         ========
REVENUES
        Net premiums written                        $117,648         $138,715
        Increase in unearned premiums                (61,747)         (77,016)
                                                    --------         --------
        Net premiums earned                           55,901           61,699
        Net investment income                         12,125           10,058
        Net foreign exchange losses                   (1,643)             (94)
        Net realized gains (losses) on investments       166             (617)
                                                    --------         --------
        TOTAL REVENUES                                66,549           71,046
                                                    --------         --------
EXPENSES
        Claims and claim adjustment expenses
         incurred                                     14,238           19,981
        Acquisition expenses                           6,378            6,322
        Operating expenses                             5,918            3,301
        Corporate expenses                             1,957              687
        Interest expense                               1,933            1,584
                                                    --------         --------
        TOTAL EXPENSES                                30,424           31,875
                                                    --------         --------

Income before minority interest and taxes             36,125           39,171
Minority Interest - Company Obligated Mandatorily
 Redeemable Capital Securities of a Subsidiary Trust
 holding solely Junior Subordinated Debentures of
 the Company (Note 5)                                   (545)              --
Minority interest - Glencoe                             (143)              --
                                                    --------         --------
Income before taxes                                   35,437           39,171
Income tax expense                                        --               --
                                                    --------         --------
        NET INCOME                                  $ 35,437         $ 39,171
                                                    ========         ========
EARNINGS PER COMMON SHARE                           $   1.52         $   1.50
                                                    ========         ========
Weighted average Common Shares and
 common equivalent shares outstanding                 23,295           26,088
                                                    ========         ========

Claims and claim expense ratio                          25.5%            32.4%
Expense ratio                                           22.0%            15.6%
                                                    --------         --------
Combined ratio                                          47.5%            48.0%
                                                    ========         ========

  The accompanying notes are an integral part of these financial statements.

                 RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (United States Dollars in thousands)
                                  (Unaudited)


                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 31, 1997   MARCH 31, 1996
                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                    $ 35,437         $ 39,171

     ADJUSTMENTS TO RECONCILE NET INCOME TO
        CASH PROVIDED BY OPERATING ACTIVITIES

        Amortization and depreciation                 1,331              703
        Realized investment (gains) losses             (166)             617
        Minority shares of income                       143              --
        Change in:
                Reinsurance balances, net           (50,095)         (54,418)
                Ceded reinsurance balances
                   receivable                         3,933           (2,730)
                Deferred acquisition costs           (6,137)          (7,516)
                Reserve for claims and claim
                   adjustment expenses                4,717            4,051
                Reserve for unearned premiums        58,649           77,015
                Other                                 1,227            4,182
                                                    -------          -------
                   CASH PROVIDED BY OPERATING
                      ACTIVITIES                     49,039           61,075
                                                    -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of investments           191,473           79,279
        Purchase of investments available for
            sale                                   (238,051)        (127,645)
                                                    -------          -------
                   CASH APPLIED TO INVESTING
                      ACTIVITIES                    (46,578)         (48,366)
                                                    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of Company
           Obligated Mandatorily Redeemable
           Capital Securities of a Subsidiary
           Trust holding solely Junior
           Subordinated Debentures of the
           Company (Note 5)                          98,500              --
        Repayment of bank loan                     (100,000)         (20,000)
        Dividends paid                               (5,716)          (5,121)
        Purchase of Common Shares                   (28,055)             --
                                                    -------          -------

                   CASH APPLIED TO FINANCING
                      ACTIVITIES                    (35,271)         (25,121)
                                                    -------          -------
                NET DECREASE IN CASH AND CASH
                   EQUIVALENTS                      (32,810)         (12,412)
                                                    -------          -------
                CASH AND CASH EQUIVALENTS,
                   BALANCE AT BEGINNING OF
                   PERIOD                           198,982          139,163
                                                    -------          -------
                CASH AND CASH EQUIVALENTS,
                   BALANCE AT END OF PERIOD        $166,172         $126,751
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

Date:  May 15, 1997

                                          By: /s/ Keith S. Hynes
                                             ____________________________

                                             Keith S. Hynes
                                             Senior Vice President and
                                             Chief Financial Officer