Form 10-Q
period 1997-06-30
RENAISSANCERE HOLDINGS LTD
filed 1997-08-13
CIK 913144

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                  FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   x      No
                      -------     ------

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common shares, par value US $1.00 per share, as of June 30, 1997 was 22,364,105.

Total number of pages in this report:     18 (including exhibits)

                          RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

Part I -- Financial Information

       Item 1 -- Financial Statements

       Consolidated Balance Sheets as of June 30, 1997                       3
       (unaudited) and December 31, 1996

       Unaudited Consolidated Statements of Operations for                   4
       the Three Months and Six Months Ended June 30, 1997
       and 1996

       Unaudited Consolidated Statements of Cash Flows                       5
       for the Six Months Ended June 30, 1997 and 1996

       Notes to Unaudited Consolidated Financial Statements                  6

       Item 2 -- Management's Discussion and Analysis of                     9
       Financial Condition and Results of Operations

       Item 3 -- Quantitative and Qualitative Disclosures
       About Market Risk                                                    14

Part II -- Other Information                                                14

        Item 1 -- Legal Proceedings
        Item 2 -- Changes in Securities
        Item 3 -- Defaults Upon Senior Securities
        Item 4 -- Submission of Matters to a Vote of Security Holders
        Item 5 -- Other Information
        Item 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                     17

Part I -- Financial Information
Item 1 -- Financial Statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                          Consolidated Balance Sheets
                            (United States Dollars)
                    (in thousands, except per share amounts)

                                                                                    As at
                                                                   -----------------------------------------
                                                                     June 30, 1997        December 31, 1996
                                                                   -------------------- --------------------
                                                                       (Unaudited)
Assets
Fixed maturities available for sale, at fair value
  (Amortized cost $655,795 and $601,907, at June 30, 1997 and
  December 31, 1996, respectively)                                     $   657,421            $   603,484
Equity securities at market (Cost $49,747)                                  55,082                     --
                                                                       -----------            -----------
     Total Investments                                                     712,503                603,484

Cash and cash equivalents                                                  108,174                198,982
Premiums receivable                                                         99,241                 56,685
Ceded reinsurance balances                                                  32,857                 19,783
Accrued investment income                                                   14,561                 13,913
Deferred acquisition costs                                                  11,469                  6,819
Other assets                                                                10,919                  5,098
                                                                       -----------            -----------

     Total assets                                                      $   989,724            $   904,764
                                                                       -----------            -----------
Liabilities and Shareholders' Equity

Liabilities
Reserve for claims and claim adjustment expenses                       $   106,177            $   105,421
Reserve for unearned premiums                                              103,809                 65,617
Bank loan                                                                   50,000                150,000
Reinsurance balances payable                                                37,601                 18,072
Investment balances payable                                                  6,556                     --
Other                                                                        7,159                  4,215
                                                                       -----------            -----------

     Total liabilities                                                     311,302                343,325
                                                                       -----------            -----------
Company Obligated Mandatorily Redeemable Capital
 Securities of a Subsidiary Trust holding solely Junior
 Subordinated Debentures of the Company (Note 5)                           100,000

Minority Interest in Consolidated Subsidiary                                15,528                 15,236

Shareholders' Equity

Common shares                                                               22,364                 23,531
Additional paid-in capital                                                  54,495                102,902
Loans to officers and employees                                             (3,990)                (3,868)
Net unrealized appreciation on investments                                   6,961                  1,577
Retained earnings                                                          483,064                422,061
                                                                       -----------            -----------

     Total shareholders' equity                                            562,894                546,203
                                                                       -----------            -----------
     Total liabilities, capital securities, minority interest, and
       shareholders' equity                                            $   989,724            $   904,764
                                                                       -----------            -----------

Book value per Common Share                                            $     25.17            $     23.21
                                                                       -----------            -----------

Common Shares outstanding                                                   22,364                 23,531
                                                                       -----------            -----------

   The accompanying notes are an integral part of these financial statements

                     Consolidated Statements of Operations
                            (United States Dollars)
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                    Quarters Ended                 Year-to-Date
                                          ------------------------------  -------------------------------
                                           June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                          --------------- --------------  --------------- ---------------
Gross Premiums Written                       $   34,804      $   39,018      $  155,163      $  179,566
                                             ----------      ----------      ----------      ----------
Revenues

  Net premiums written                       $   20,576      $   32,682      $  138,224      $  171,397
  Decrease (increase) in unearned
    premiums                                     30,887          29,333         (30,860)        (47,683)
                                             ----------      ----------      ----------      ----------
  Net premiums earned                            51,463          62,015         107,364         123,714
  Net investment income                          12,216          10,267          24,341          20,325
  Net foreign exchange gains
    (losses)                                        479            (558)         (1,164)         (652)
  Net realized losses on
    investments                                    (302)         (1,514)           (136)         (2,131)
                                             ----------      ----------      ----------      ----------

    Total revenues                               63,856          70,210         130,405         141,256
                                             ----------      ----------      ----------      ----------
Expenses
  Claims and claim adjustment
    expenses incurred                            11,106          19,336          25,344          39,317
  Acquisition expenses                            5,937           6,090          12,315          12,412
  Operating expenses                              6,099           3,837          12,017           7,138
  Corporate expenses                                605             446           2,562           1,133
  Interest expense                                  769           1,209           2,702           2,793
                                             ----------      ----------      ----------      ----------

    Total expenses                               24,516          30,918          54,940          62,793
                                             ----------      ----------      ----------      ----------
  Income before minority interest
    and taxes                                    39,340          39,292          75,465          78,463
  Minority Interest - Company
    Obligated Mandatorily
    Redeemable Capital Securities
    of a Subsidiary Trust holding
    solely Junior Subordinated
    Debentures of the Company
    (Note 5)                                     (2,183)             --          (2,728)             --
  Minority Interest - Glencoe                      (152)            (11)           (295)            (11)
                                             ----------      ----------      ----------      ----------

  Income before taxes                            37,005          39,281          72,442          78,452
  Income tax expense                                 --              --              --              --
                                             ----------      ----------      ----------      ----------

    Net income                               $   37,005      $   39,281      $   72,442      $   78,452
                                             ----------      ----------      ----------      ----------

Net income per Common Share                  $     1.59      $     1.51      $     3.11      $     3.01
                                             ----------      ----------      ----------      ----------
Weighted average Common Shares
    and common equivalent shares
    outstanding                                  23,260          26,076          23,278          26,081
                                             ----------      ----------      ----------      ----------

Claims and claim expense ratio                     21.6%           31.2%           23.6%           31.8%
Expense ratio                                      23.4%           16.0%           22.7%           15.8%
                                             ----------      ----------      ----------      ----------
Combined ratio                                     45.0%           47.2%           46.3%           47.6%
                                             ----------      ----------      ----------      ----------

   The accompanying notes are an integral part of these financial statements

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                     Consolidated Statements of Cash Flows
                     (United States Dollars in thousands)
                                  (Unaudited)

                                                                               Year-to-Date
                                                                   --------------------------------------
                                                                     June 30, 1997     December 31, 1996
                                                                   -----------------  -------------------
                                                                     (Unaudited)
Cash Flows from Operating Activities
 Net income                                                           $  72,442           $  78,452
                                                                      ---------           ---------
    Adjustments to reconcile net income to cash provided by
     operating activities

     Amortization and depreciation                                          520                  78
     Realized investment losses                                             136               2,131
     Minority share of income                                               295                  11
     Change in:
        Reinsurance balances, net                                       (23,026)            (48,955)
        Ceded reinsurance balances receivable                           (13,073)             (3,841)
        Deferred acquisition costs                                       (4,651)             (4,899)
        Reserve for claims and claim adjustment expenses                    756              (4,505)
        Reserve for unearned premiums                                    38,191              47,683
        Other                                                             1,679               4,771
                                                                      ---------           ---------

           Cash provided by operating activities                         73,269              70,926
                                                                      ---------           ---------

Cash flows from investing activities
    Proceeds from sale of investments                                   278,100             141,246
    Purchase of investments available for sale                         (377,281)           (203,127)
    Proceeds from sale of minority interest in Glencoe                       --              15,265
                                                                      ---------           ---------

           Cash applied to investing activities                         (99,981)            (46,616)
                                                                      ---------           ---------

Cash flows from financing activities
    Proceeds from issuance of Company Obligated Mandatorily
     Redeemable Capital Securities of a Subsidiary Trust
     holding solely Junior Subordinated Debentures of the
     Company (Note 5)                                                   100,000                  --

     Repayment of bank loan                                            (100,000)            (50,000)

     Dividends paid                                                     (11,438)            (10,243)

     Purchase of Common Shares                                          (53,458)                 --
                                                                      ---------           ---------

           Cash applied to financing activities                         (64,896)            (60,243)
                                                                      ---------           ---------
     Net decrease in cash and cash equivalents                          (90,808)            (35,933)
     Cash and cash equivalents, balance at beginning of
       period                                                           198,982             139,163
                                                                      ---------           ---------

     Cash and cash equivalents, balance at end of period              $ 108,174           $ 103,230
                                                                      =========           =========

   The accompanying notes are an integral part of these financial statements

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                  Notes to Consolidated Financial Statements
                     (Expressed in United States Dollars)
                                  (unaudited)

1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of RenaissanceRe Holdings Ltd. (the "Company") and its subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") and Glencoe Insurance Ltd. ("Glencoe"). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 1997 and December 31, 1996, its results of operations for the three month and six month periods ended June 30, 1997 and 1996 and cash flows for the three month and six month periods ended June 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the 1996 audited consolidated financial statements and related notes thereto. Because of the seasonality of the Company's business, the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

2. Earnings per share ("EPS") is calculated by dividing net income available to common shareholders by weighted average common shares and common share equivalents outstanding.

     For the quarter ended June 30, 1997, the Company had 23,260,000 weighted average common shares outstanding consisting of 22,841,000 weighted average common shares and 419,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans. For the quarter ended June 30, 1996, the Company had 26,076,000 weighted average common shares outstanding consisting of 25,608,000 weighted average common shares and 468,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans.

     For the six months ended June 30, 1997, the Company had 23,277,000 weighted average common shares outstanding, consisting of 22,851,000 weighted average common shares and 426,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans. For the six months ended June 30, 1996, the Company had 26,081,000 weighted average common shares outstanding, consisting of 25,607,000 weighted average common shares and 474,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans. Total common shares outstanding as at June 30, 1997 and 1996 were 22,364,105 and 25,609,668, respectively.

3. During the quarter ended June 30, 1997, the Board of Directors of the Company declared, and the Company paid, a dividend of $0.25 per share to shareholders of record as of May 22, 1997.

4. On June 23, 1997 the Company completed a secondary offering of 3.4 million common shares (including shares sold to cover over-allotment options) at $38.00 per share. All shares sold were owned by the Company's founding institutional shareholders or their successors, and the Company did not receive any of the proceeds of the offering. Expenses of $700,000 related to the offering were charged to paid-in capital during the second quarter of 1997.

     Concurrent with the secondary offering on June 23, 1997, the Company also purchased, for cancellation, an aggregate of 700,000 common shares at $36.29 per share, or an aggregate purchase price of $25.4 million, from the Company's founding institutional shareholders or their successors (the "Company Purchase").

5. On March 7, 1997 the Company completed the sale of $100 million aggregate liquidation amount of "Company Obligated, Mandatorily Redeemable Capital Securities of Subsidiary Trust holding solely $103,092,783.51 of the Company's 8.54% Junior Subordinated Debentures due March 1, 2027" ("Capital Securities") issued by RenaissanceRe Capital Trust (the "Trust"), a newly created subsidiary business trust of the Company. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually commencing September 1, 1997. Proceeds from the offering were used to repay a portion of the Company's outstanding indebtedness under its bank loan with a syndicate of commercial banks (the "Revolving Credit Facility").

     The financial statements of the Trust will be consolidated into the Company's consolidated financial statements. The Trust is a wholly owned subsidiary of the Company.

6. In January 1997, the Company completed a fixed price tender offer and repurchased and cancelled 813,190 Common Shares from the public shareholders at $34.50 per share, or an aggregate purchase price of $28.1 million (the "Tender Offer").

7. Interest paid was $2.5 million for the six months ended June 30, 1997 and $2.9 million for the same period in the previous year.

8. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Management does not believe this new pronouncement will materially affect the Company's current disclosures as the Company's capital structure is not considered complex nor is there significant dilution from other securities or contracts to issue common stock.

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. Earlier application is not permitted.

     If SFAS No. 128 had been effective for the current reporting period, the pro-forma effects would be as follows:

                              Three Months Ended June 30,
                              ---------------------------
                                   1997          1996
                                   ----          ----
     Basic EPS                     1.62          1.53

     Diluted EPS                   1.59          1.51


                               Six Months Ended June 30,
                               -------------------------
                                   1997          1996
                                   ----          ----
     Basic EPS                     3.17          3.06

     Diluted EPS                   3.11          3.01

     In June 1997 FASB issued SFAS 130 and SFAS 131.

     SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     SFAS 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. The Company is presently considering the disclosure alternatives.

     SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 131 is effective for financial periods beginning after December 15, 1997. Earlier application is encouraged. The Company is presently considering the disclosure alternatives.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996

     For the quarter ended June 30, 1997, net income was $37.0 million or $1.59 per share, compared to $39.3 million or $1.51 per share for the same quarter in 1996. The decrease in reported net income was primarily related to lower net premiums earned, resulting from lower in force gross premiums as well as higher ceded reinsurance premiums, partially offset by lower claims and claim adjustment expenses and increased investment income and reduced investment and foreign exchange losses. Per share earnings amounts for 1997 benefited from a lower number of weighted average shares outstanding as a result of share repurchases in late 1996 and in 1997.

     Gross premiums written for the second quarter of 1997 declined 10.8 percent to $34.8 million from the $39.0 million reported for the same quarter of 1996. The decline in gross premiums written was primarily related to the Company's decision not to renew certain contracts due to the competitive market for property catastrophe reinsurance as well as lower overall pricing on reinsurance contracts. The 10.8 percent premium decrease was the result of a 22.1 percent decrease in premiums due to the Company not renewing coverage and a 11.8 percent decrease related to changes in pricing, participation level and coverage on renewed business, which was partially offset by a 23.1 percent increase in premiums related to new business.

     Net premiums written for the second quarter of 1997 were $20.6 million compared with $32.7 million for the second quarter of 1996. Net premiums earned for the second quarter of 1997 were $51.5 million, compared to $62.0 million for the same quarter of 1996, a decrease of 17.0 percent. Total revenues for the second quarter of 1997 decreased to $63.8 million from $70.2 million reported for the same quarter of 1996.

     During 1997, the Company has expanded its reinsurance coverage to limit its losses from certain large exposures. During the second quarter of 1997, ceded premiums written were $14.2 million compared to $6.3 million for the same quarter in 1996.

     The table below sets forth the Company's combined ratio and components thereof for the quarters ended June 30, 1997 and 1996:

                                         Quarters Ended June 30,
                                       --------------------------
                                       1997                  1996
                                       ----                  ----
Loss ratio                             21.6%                 31.2%
Expense ratio                          23.4%                 16.0%
                                       ----                  ----

Combined ratio                         45.0%                 47.2%
                                       ====                  ====

     Claims and claim adjustment expenses incurred for the quarter ended June 30, 1997 were $11.1 million or 21.6 percent of net premiums earned. In comparison, claims and claim adjustment expenses for the quarter ended June 30, 1996 were $19.3 million or 31.2 percent of net premiums earned.

     Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $5.9 million the quarter ended June 30, 1997 compared to $6.1 million for the same quarter in 1996. Operating expenses for the second quarter of 1997 increased to $6.1 million compared with $3.8 million for the same quarter of 1996 as a result of increased staffing at Renaissance Reinsurance and the continued development of Glencoe.

     Net investment income (excluding net realized investment gains and losses) was $12.2 million for the quarter ended June 30, 1997 compared to $10.3 million for the same period in 1996. The increase in net investment income for the quarter was primarily the result of higher average invested assets, which resulted primarily from cash provided by operations.

     Interest expense and minority interest for the quarter ended June 30, 1997 increased to $3.0 million from $1.2 million for the same period in 1996. The increase was primarily related to the accrual of the distribution on the $100.0 million aggregate liquidation amount of Capital Securities that were issued during the first quarter of 1997.

     For the six months ended June 30, 1997 compared to the six months ended June 30, 1996

     For the six months ended June 30, 1997, net income was $72.4 million or $3.11 per share, compared to $78.5 million or $3.01 per share for the same period in 1996. The decrease in reported net income was primarily related to lower net premiums earned, resulting from lower in force gross premiums as well as higher ceded reinsurance premiums, partially offset by lower claims and claim
adjustment expenses.   Per share amounts for 1997 benefited from a lower number
of weighted average shares outstanding as a result of share repurchases in late 1996 and in 1997.

     Gross premiums written for the first six months of 1997 declined 13.6 percent to $155.2 million from the $179.6 million reported for the same period in 1996. The decline in gross premiums written was primarily related to the Company's decision not to renew certain contracts due to the competitive market for property catastrophe reinsurance as well as lower overall pricing on
reinsurance contracts.   The premium decrease of 13.6 percent was the result of
a 19.3 percent decrease in premiums due to the Company not renewing coverage and a 7.3 percent decrease related to changes in pricing, participation level and coverage on renewed business, which was partially offset by a 13.0 percent increase in premiums related to new business.

     During 1997, the Company has expanded its reinsurance coverage and for the first six months of 1997, ceded premiums written were $17.0 million compared to $8.2 million for the same period in 1996.

     Net premiums written for the first six months of 1997 were $138.2 million compared with $171.4 million for the same period in 1996. Net premiums earned for first six months of 1997 were $107.4 million, compared to $123.7 million for the same period in 1996, a decrease of 13.2 percent. Total revenues for the first six months of 1997 decreased to $130.4 million from $141.3 million reported for the same period in 1996.

     The table below sets forth the Company's combined ratio and components thereof for the six months ended June 30, 1997 and 1996:

                                        Six Months Ended June 30,
                                        -------------------------
                                          1997             1996
                                          ----             ----
Loss ratio                                23.6%            31.8%
Expense ratio                             22.7%            15.8%
                                          -----            -----

Combined ratio                            46.3%            47.6%
                                          =====            =====

     Claims and claim adjustment expenses incurred for the six months ended June 30, 1997 were $25.3 million or 23.6 percent of net premiums earned. In comparison, claims and claim adjustment expenses for the six months ended June 30, 1996 were $39.3 million or 31.8 percent of net premiums earned.

     Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $12.3 million the six months ended June 30, 1997 compared to $12.4 million for the same period in 1996. Operating expenses for first six months of 1997 increased to $12.0 million compared with $7.1 million for the same period in 1996 as a result of increased staffing at Renaissance Reinsurance and the continued development of Glencoe.

     Corporate expenses for the first six months of 1997 were $2.6 million and included transaction-related fees of $1.5 million in respect of the issuance of the $100.0 million aggregate liquidation amount of Capital Securities in March of 1997.

     Net investment income (excluding net realized investment gains and losses) was $24.3 million for the six months ended June 30, 1997 compared to $20.3 million for the same period in 1996. The increase in net investment income for the first six months of 1997 was primarily the result of higher average invested assets, primarily related to cash provided by operations and the proceeds from the Capital Securities, which was partially offset by amounts used to repay amounts outstanding under the Revolving Credit Facility.

     Interest expense and minority interest for the six months ended June 30, 1997 increased to $5.4 million from $2.8 million for the same period in 1996. The increase was primarily related to the accrual of the distribution on the $100.0 million of Capital Securities that were issued during the first quarter of 1997.

Liquidity and Capital Resources

     As a holding company, the Company relies on cash dividends and other permitted payments from its subsidiaries to make principal, interest payments and cash distributions on outstanding obligations and pay dividends, if any, to the Company's shareholders. The payment of dividends by the Company's subsidiaries to the Company is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto and related regulations of Bermuda, require the Company's subsidiaries to maintain a minimum solvency margin and a minimum liquidity ratio. There are presently no significant restrictions on the payment of dividends by the Company's subsidiaries to the Company.

     Cash flows from operating activities resulted principally from premium and investment income, net of paid losses, acquisition costs and other related expenses. Because of the high severity and low frequency of the coverages written by the Company and the seasonality of the Company's business, it is not possible to accurately predict the future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate between individual quarters and years.

     Neither the Company nor its subsidiaries currently have material commitments for capital expenditures. Based on its current operating plans, the Company believes that its liquidity will be adequate in both the short and long term.

     On June 23, 1997, the Company completed a secondary offering of 3.4 million common shares at $38.00 per share (including shares sold to cover overallotment options). All shares sold were owned by the Company's founding institutional shareholders or their successors, and the Company did not receive any of the proceeds of the offering. Expenses of $700,000 related to the offering were charged to paid-in capital during the second quarter of 1997.

     Concurrent with the secondary offering on June 23, 1997, the Company also purchased, for cancellation, an aggregate of 700,000 common shares at $36.29 per share or an aggregate purchase price of $25.4 million from the Company's founding institutional shareholders or their successors.

     On March 7, 1997 the Company completed the sale of $100.0 million aggregate liquidation amount of the Capital Securities issued by the Trust. The proceeds of the Capital Securities offering were invested by the Trust in $100.0 million aggregate principal amount of the 8.54% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually commencing September 1, 1997. Proceeds from the offering were used to repay a portion of the Company's outstanding indebtedness. Pursuant to its obligations with respect to the Capital Securities and the Junior Subordinated Debentures, the Company shall not declare or pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of the Company's capital stock if the Company shall be in default with respect to certain of its obligations under the Capital Securities or if the Company shall have given notice of its intention to defer its payment obligations with respect to the Capital Securities and shall not have rescinded such notice.

     In January 1997, the Company repurchased from the public shareholders and cancelled 813,190 common shares for a total value of $28.1 million through the completion of the Tender Offer.

     On December 12, 1996 the Company amended and restated the Revolving Credit Facility. The amended and restated Facility provides for the borrowing of up to $200 million on terms generally extended to prime borrowers, at an interest rate, at the Company's option, of either the base rate of the lead bank or the LIBOR rate plus a spread ranging from 25 to 50 basis points. The full amount of the Revolving Credit Facility is available until December 1, 1999 with two optional one-year extensions, if requested by the Company and approved by the lenders. The Revolving Credit Facility contains certain covenants that restrict the ability of the Company and its subsidiaries to pay dividends in certain circumstances. Payment of dividends by the Company is limited under the Revolving Credit Facility to the amount by which the Company's total shareholders' equity exceeds $300.0 million, and requires, among other things, that various financial maintenance tests be met over the term of the Facility. As of June 30, 1997, $50 million was outstanding under the Revolving Credit Facility, and the Company had $150 million of unused borrowing capacity thereunder.

     During 1996, the Company developed a multi-currency asset/liability optimization model in conjunction with Tillinghast and Falcon Asset Management to integrate asset, liability and capital decisions. As a result of this study, it was determined that the Company could diversify its investment portfolio to include investments in common stocks with minimal increase in overall corporate risk. The analysis showed that the diversification benefits of equities offset their greater volatility, and therefore, would not require significant additional capital. As a result of this study, the Company invested $49.7 million in non-U.S. equity securities during the first six months of 1997. At June 30, 1997, the Company's investments in equity securities had a fair value of $55.1 million and an unrealized gain position of $5.4 million.

     The Company's investment portfolio had a fair value of $820.7 million at June 30, 1997 and consisted of fixed maturity investments of $657.4 million, equity security investments of $55.1 million, and cash and cash equivalents of $108.2 million. At June 30, 1997, the fixed maturity investment portfolio had an average rating of AA as measured by Standard & Poor's Ratings Group, an average duration of 2.2 years and an average yield to maturity of 6.6 percent before investment expenses.

     The Company's equity securities and its investment in cash and cash equivalents include $55.1 million and $14.5 million of investments in non-U.S. currencies, respectively, representing approximately 8.5 percent of total invested assets. The remaining 91.5 percent of the Company's invested assets are invested in U.S. Dollar denominated investments. The portfolio does not contain any direct investments in real estate or mortgage loans.

     The Company believes that its readily marketable portfolio of investments and available credit line will provide it with adequate liquidity to fund its operating cash needs.

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

              None.


Part II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

              None.

Item 2 -- Changes in Securities

              None

Item 3 -- Defaults Upon Senior Securities

              None

Item 4 -- Submission of Matters to a Vote of Security Holders

       (a) The Registrant's 1997 Annual General Meeting of Shareholders was held on May 8, 1997.

       (b) Proxies were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected for a one year term.

       (c) The following matters were voted upon at the Annual General Meeting with the voting results as indicated:

       1.  Election of Directors for RenaissanceRe Holdings Ltd.:

           Nominee             Votes For            Withheld
           -------             ---------            --------
           Arthur S. Bahr      15,189,949           29,299
           Thomas A. Cooper    15,189,649           29,599
           Edmund B. Greene    15,171,011           48,237
           Gerald L. Igou      15,162,512           56,736
           Kewsong Lee         15,170,711           48,537
           John M. Lummis      15,189,949           29,299
           Howard H. Newman    15,162,212           57,036
           Scott E. Pardee     15,198,148           21,100
           James N. Stanard    15,189,849           29,399
           John C. Sweeney     15,170,911           21,737
           David A. Tanner     15,170,611           48,437


     2. Proposal to consider, and if thought fit, approve an amendment to the 1993 Stock Incentive Plan:

         Votes For              Votes Against             Abstain
         ----------             -------------             -------
         13,152,732                776,848                 5,230

     3. Proposal to amend the Company's Bye Laws to create a class of preference shares and (ii) to make certain related changes reflecting a capital structure consisting of preference shares as well as common shares:

         Votes For              Votes Against             Abstain
         ----------             -------------             -------
         12,563,278               1,366,920                4,770

     4. Proposal to appoint Ernst & Young independent auditors of the Company for the 1997 fiscal year:

         Votes For              Votes Against             Abstain
         ----------             -------------             -------
         15,214,565                 3,675                  1,600

     5.  Election of Directors for Renaissance Reinsurance Ltd.:

         Nominee                Votes For               Withheld
         -------                ---------               --------
         Arthur S. Bahr         15,197,749              21,499
         Thomas A. Cooper       15,197,367              21,881
         Edmund B. Greene       15,197,511              21,737
         Gerald L. Igou         15,196,812              22,436
         Kewsong Lee            15,197,411              21,837
         John M. Lummis         15,197,749              21,449
         Howard H. Newman       15,196,812              22,436
         Scott E. Pardee        15,198,448              20,800
         James N. Stanard       15,197,649              21,599
         John C. Sweeney        15,197,511              21,737
         David A. Tanner        15,197,511              21,737

     6. Proposal to appoint Ernst & Young independent auditors of Renaissance Reinsurance for the 1997 fiscal year:

         Votes For              Votes Against             Abstain
         ----------             -------------             -------
         15,214,340                  4,200                 1,300

     Proxies were solicited by the Registrant's management pursuant to Regulation 14A under the Exchange Act; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected for a one year term.

Item 5 -- Other Information

          None

Item 6 -- Exhibits and Reports on Form 8-K

          a.  Exhibits:

              Exhibit 27 - Financial Data Schedule

          b.  Current Reports on Form 8-K:

              The Registrant filed a Current Report on Form 8-K on May 23, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                              RenaissanceRe Holdings Ltd.

Date:  August 13, 1997

                                              By: /s/  Keith S. Hynes
                                                  ----------------------------
                                                  Keith S. Hynes
                                                  Senior Vice President and
                                                  Chief Financial Officer