Form 10-Q
period 1997-09-30
RENAISSANCERE HOLDINGS LTD
filed 1997-10-22
CIK 913144

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended:       September 30, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission file number:      34-0-26512

                          RenaissanceRe Holdings Ltd.
                          ---------------------------
            (Exact name of registrant as specified in its charter)


Bermuda                                   98-013-8020
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


Renaissance House
8--12 East Broadway
Pembroke, Bermuda                         HM 19
(Address of principal executive offices)  (Zip Code)


                                (441) 295-4513
             (Registrant's telephone number, including area code)
                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                      -----   -----

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share as of September 30, 1997 was 22,447,110

Total number of pages in this report:     15

                          RenaissanceRe Holdings Ltd.

                              INDEX TO FORM 10-Q


Part I -- Financial Information


     Item 1 -- Financial Statements

     Consolidated Balance Sheets as of September 30, 1997      3
     (unaudited) and December 31, 1996

     Unaudited Consolidated Statements of Operations for       4
     the Nine Months Ended September 30, 1997 and 1996.

     Unaudited Consolidated Statements of Cash Flows           5
     for the Nine Months Ended September 30, 1997 and 1996

     Notes to Unaudited Consolidated Financial Statements      6

     Item II -- Management's Discussion and Analysis of        9
     Financial Condition and Results of Operations

Part II -- Other Information                                  14

     Item 1 -- Legal Proceedings
     Item 2 -- Changes in Securities
     Item 3 -- Defaults Upon Senior Securities
     Item 4 -- Submission of Matters to a Vote of Security Holders
     Item 5 -- Other Information
     Item 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                       15

Part I - Financial Information
Item 1 - Financial Statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                           Consolidated Balance Sheets
                             (United States Dollars)
                    (in thousands, except per share amounts)

                                                                                           As at
                                                                      -------------------------------------------------
                                                                        September 30, 1997         December 31, 1996
                                                                      ------------------------    ---------------------
    Assets                                                                  (Unaudited)
    Fixed maturities available for sale, at fair value
       (Amortized cost $674,496 and $601,907, at September 30, 1997
        and December 31, 1996, respectively)                           $              678,408      $           603,484
    Equity securities at market (Cost $49,169)                                         55,544                    --
                                                                      ------------------------    ---------------------
           Total investments                                                          733,952                  603,484

    Cash and cash equivalents                                                         123,828                  198,982
    Reinsurance premiums receivable                                                    88,603                   56,685
    Ceded reinsurance balances                                                         22,512                   19,783
    Accrued investment income                                                          16,686                   13,913
    Deferred acquisition costs                                                         10,656                    6,819
    Other assets                                                                       10,571                    5,098
                                                                      ------------------------    ---------------------

         Total assets                                                  $            1,006,808      $           904,764
                                                                      ========================    =====================
    Liabilities, Capital Securities, Minority Interest and Shareholders' Equity
    Liabilities
    Reserve for claims and claim adjustment expenses                   $              113,748      $           105,421
    Reserve for unearned premiums                                                     103,407                   65,617
    Bank loan                                                                          50,000                  150,000
    Reinsurance balances payable                                                       27,762                   18,072
    Other                                                                               5,547                    4,215
                                                                      ------------------------    ---------------------

         Total liabilities                                                            300,464                  343,325
                                                                      ------------------------    ---------------------

    Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated
      debentures of the Company (Note 7)                                              100,000                    --
    Minority interest in consolidated subsidiary                                       10,672                   15,236

    Shareholders' Equity
    Common shares                                                                      22,447                   23,531
    Additional paid-in capital                                                         53,423                  102,902
    Loans to officers                                                                  (3,364)                  (3,868)
    Net unrealized appreciation on investments                                         10,287                    1,577
    Retained earnings                                                                 512,879                  422,061
                                                                      ------------------------    ---------------------

         Total shareholders' equity                                                   595,672                  546,203
                                                                      ------------------------    ---------------------
         Total liabilities, capital securities, minority interest,
          and shareholders' equity                                     $            1,006,808      $           904,764
                                                                      ========================    =====================

    Book value per Common Share                                        $                26.54      $             23.21
                                                                      ========================    =====================

    Common Shares outstanding                                                          22,447                   23,531
                                                                      ========================    =====================


   The accompanying notes are an integral part of these financial statements.

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                     Consolidated Statements of Operations
                            (United States Dollars)
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                              Quarters Ended September 30,          Year-to-Date September 30,
                                                            ----------------------------------   ---------------------------------
                                                                 1997              1996               1997              1996
                                                            ----------------  ----------------   ---------------  ----------------
Gross Premiums Written                                      $         60,411  $         73,591   $       215,574  $        253,157
                                                            ================  ================   ===============  ================

Revenues
    Net premiums written                                    $         46,740  $         65,238   $       184,964  $        236,635
    Decrease (increase) in unearned premiums                           6,255            (1,785)          (24,605)          (49,468)
                                                            ----------------  ----------------   ---------------  ----------------

    Net premiums earned                                               52,995            63,453           160,359           187,167
    Net investment income                                             12,653            12,620            36,994            32,945
    Net foreign exchange gains (losses)                                 (356)              266            (1,520)             (386)
    Net realized gains (losses) on investments                         1,053              (660)              917            (2,791)
                                                            ----------------  ----------------   ---------------  ----------------

    Total revenues                                                    66,345            75,679           196,750           216,935
                                                            ----------------  ----------------   ---------------  ----------------

Expenses
    Claims and claim expenses incurred                                14,673            26,298            40,017            65,615
    Acquisition costs                                                  6,663             6,606            18,978            19,018
    Operating expenses                                                 6,116             4,456            18,133            11,594
    Corporate expenses                                                   295               307             2,857             1,440
    Interest expense                                                     786             1,453             3,488             4,246
                                                            ----------------  ----------------   ---------------  ----------------

    Total expenses                                                    28,533            39,120            83,473           101,913
                                                            ----------------  ----------------   ---------------  ----------------

Income before minority interest and taxes                             37,812            36,559           113,277           115,022
Minority interest - Company obligated mandatorily
  redeemable capital securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company (Note 7)                                  (2,088)             --              (4,816)             --
Minority interest - Glencoe                                             (316)              (96)             (611)             (107)
                                                            ----------------  ----------------   ---------------  ----------------

Income before taxes                                                   35,408            36,463           107,850           114,915
Income tax expense                                                      --                --                --                --
                                                            ----------------  ----------------   ---------------  ----------------

    Net income                                              $         35,408  $         36,463   $       107,850  $        114,915
                                                            ================  ================   ===============  ================

Net income per Common Share                                 $           1.55  $           1.40   $          4.66  $           4.41
                                                            ================  ================   ===============  ================
Weighted average Common Shares and
    common equivalent shares outstanding                              22,856            26,084            23,137            26,082
                                                            ================  ================   ===============  ================

Claims and claim expense ratio                                          27.7%             41.5%             25.0%             35.1%
Expense ratio                                                           24.1%             17.4%             23.1%             16.3%
                                                            ----------------  ----------------   ---------------  ----------------

Combined ratio                                                          51.8%             58.9%             48.1%             51.4%
                                                            ================  ================   ===============  ================

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      (United States Dollars in thousands)
                                   (Unaudited)


                                                                               Year-to-Date September 30,
                                                                            ----------------------------------
                                                                                 1997              1996
                                                                            ---------------   ----------------
 Cash Flows from Operating Activities
      Net income                                                                 $ 107,850          $ 114,915
      Adjustments to reconcile net income to
         cash provided by operating activities

         Amortization and depreciation                                                 797                398
         Realized investment (gains) losses                                           (917)             2,791
         Minority share of income                                                      611                107
         Change in:
                 Reinsurance balances, net                                         (22,228)           (22,568)
                 Ceded reinsurance balances receivable                              (2,729)           (21,347)
                 Deferred acquisition costs                                         (3,837)            (5,390)
                 Reserve for claims and claim adjustment expenses                    8,327              5,729
                 Reserve for unearned premiums                                      37,790             49,467
                 Other                                                                (337)             8,864
                                                                            ---------------   ----------------

                       Cash provided by operating activities                       125,327            132,966
                                                                            ---------------   ----------------

 Cash flows from investing activities
      Proceeds from sale of investments                                            359,530            237,135
      Purchase of investments available for sale                                  (483,438)          (312,448)
      Proceeds from sale of (purchase of) minority interest in Glencoe              (5,185)            15,126
                                                                            ---------------   ----------------

                       Cash applied to investing activities                       (129,093)           (60,187)
                                                                            ---------------   ----------------

 Cash flows from financing activities
      Proceeds from issuance of Company obligated mandatorily
         redeemable capital securities of a subsidiary trust holding
         solely junior subordinated debentures of the Company (Note 7)              98,500               --
      Proceeds from (repayment of) bank loan                                      (100,000)            50,000
      Dividends paid                                                               (17,031)           (15,366)
      Proceeds from repayment of officer loan                                          601               --
      Purchase of Common Shares                                                    (53,458)              (613)
                                                                            ---------------   ----------------

                       Cash provided by (used in) financing activities             (71,388)            34,021
                                                                            ---------------   ----------------

         Net increase (decrease) in cash and cash equivalents                      (75,154)           106,800

         Cash and cash equivalents, balance at beginning of period                 198,982            139,163
                                                                            ---------------   ----------------

         Cash and cash equivalents, balance at end of period                     $ 123,828          $ 245,963
                                                                            ===============   ================


   The accompanying notes are an integral part of these financial statements.

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                  Notes to Consolidated Financial Statements
                     (Expressed in United States Dollars)
                                  (unaudited)


1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of RenaissanceRe Holdings Ltd. (the "Company") and its subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") and Glencoe Insurance Ltd. ("Glencoe"). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 1997, its results of operations for the three month and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the 1996 audited consolidated financial statements and related notes thereto. Certain comparative information has been reclassified to conform to current presentation. Because of the seasonality of the Company's business the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

2. Earnings Per Share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding.

    For the three month period ended September 30, 1997, the Company had 22,856,000 weighted average common shares outstanding consisting of 22,409,000 weighted average common shares and 447,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans. For the three month period ended September 30, 1996, the Company had 26,084,000 weighted average common shares outstanding consisting of 25,614,000 weighted average common shares and 470,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans.

    For the nine months ended September 30, 1997, the Company had 23,137,000 weighted average common shares outstanding, consisting of 22,704,000 weighted average common shares and 433,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans. For the nine months ended September 30, 1996, the Company had 26,082,000 weighted average common shares outstanding, consisting of 25,609,000 weighted average common shares and 473,000 weighted average common share equivalents issuable pursuant to the Company's stock option plans. Total Common Shares outstanding as at September 30, 1997 and 1996 were 22,447,110 and 25,615,977, respectively.

3. The Board of Directors of the Company declared, and the Company paid, dividends of $.25 per share to shareholders of record on each of August 20, May
22, and February 19, 1997.   On October 22, 1997, the Board of Directors of the
Company declared a dividend of $.25 per share payable on December 5, 1997 to shareholders of record on November 20, 1997.

4. During the third quarter of 1997, the Company executed the First Amendment to the Third Amended and Restated Credit Agreement dated as of December 12, 1996 (the "Credit Facility"). The amendments became effective on September 8, 1997, except for the amendments relating to invested assets which were effective on
June 30, 1997.   The Credit Facility was amended to a) extend the termination date from December 1, 1999 to December 1, 2001, b) specifically define the Capital Securities as a component of Net

Worth, c) amend the definition of invested assets and the covenants related to invested assets, d) amend certain restrictions regarding acquisitions and e) amend certain fee schedules.

5. During the third quarter of 1997 the Company increased its ownership of Glencoe through the purchase of an additional 9.9 percent interest in Glencoe. The Company paid $5.2 million for the additional shares in Glencoe and increased its ownership from 70.1 percent to 80 percent.

6. On June 23, 1997 the Company completed a secondary offering of 3.4 million common shares at $38.00 per share. All shares sold were owned by the Company's founding institutional shareholders or their successors, and the Company did not receive any of the proceeds of the offering. Concurrent with the secondary offering on June 23, 1997, the Company also purchased, for cancellation, an aggregate of 700,000 common shares at $36.29 per share or an aggregate purchase price of $25.4 million from the Company's founding institutional shareholders or their successors (the "Company Purchase"). Expenses of $700,000 related to the offerings were charged to additional paid in capital during the second quarter of 1997.

7. On March 7, 1997 the Company completed the sale of $100 million of "Company Obligated, Mandatorily Redeemable Capital Securities of a Subsidiary Trust holding solely $103,092,783.51 of the Company's 8.54% Junior Subordinated Debentures due March 1, 2027" ("Capital Securities") issued by RenaissanceRe Capital Trust (the "Trust"), a newly created subsidiary business trust of the Company. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually commencing September 1, 1997. Proceeds from the offering were used to repay a portion of the Company's outstanding indebtedness. Effective September 11, 1997 the Trust exchanged the Capital Securities for substantially the same securities registered under the Securities Act of 1933, as amended.

    The Trust is a wholly owned subsidiary of the Company. The financial statements of the Trust are consolidated into the Company's consolidated financial statements, and the Capital Securities and the related accrued dividends are reflected in the financial statements as a minority interest.

8. In January 1997, the Company completed a fixed price tender offer and repurchased and cancelled 813,190 Common Shares from its public shareholders at $34.50 per share, or an aggregate purchase price of $28.1 million (the "Tender Offer").

9. Interest paid was $3.1 million for the nine months ended September 30, 1997 and $4.2 million for the same period in the previous year. On September 1, 1997 the Company paid $4.1 million of dividends on the Capital Securities.

10. During 1997 the Company renegotiated and extended employment agreements with certain key employees.

11. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Management does not believe this new pronouncement will materially affect the Company's current disclosures as the Company's capital structure is not considered complex nor is there significant dilution from other securities or other contracts to issue common stock.

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. Earlier application is not permitted.

If SFAS No. 128 had been effective for the current reporting period, the pro forma affects would be as follows:


Three Months Ended September 30,
--------------------------------
                                    1997         1996
                                    ----         ----
     Basic EPS                      $1.58        $1.42

     Diluted EPS                    $1.55        $1.40

 Nine Months Ended September 30,
--------------------------------
                                    1997         1996
                                    ----         ----
     Basic EPS                      $4.75        $4.49

     Diluted EPS                    $4.66        $4.41

Year Ended December 31,
-----------------------
                                    1996         1995
                                    ----         ----
     Basic EPS                      $6.12        $6.84

     Diluted EPS                    $6.01        $6.75

In June 1997 the Financial Accounting Standards Board issued SFAS 130 and SFAS 131.

SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company is presently considering its disclosure alternatives.

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

SFAS 131 is effective for financial periods beginning after December 15, 1997. The Company is presently considering its disclosure alternatives.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996

For the quarter ended September 30, 1997, net income was $35.4 million or $1.55 per share, compared to $36.5 million or $1.40 per share for the same quarter in 1996. The decrease in reported net income was primarily related to lower net premiums earned, resulting from lower in force gross premiums as well as increased ceded reinsurance premiums resulting from the expansion of the Company's ceded retrocessional programs, offset by lower claims and claim expenses attributable to a light Atlantic hurricane season. Per share amounts for 1997 benefited from a lower number of common shares outstanding as a result of the Company's purchase of 3.6 million common shares since December 13, 1996.

Gross premiums written for the third quarter of 1997 declined 17.9 percent to $60.4 million, and included $2.6 million of premiums written by Glencoe. Gross premiums written for the same period in 1996 were $73.6 million. The decline in gross premiums written was primarily related to the Company's decision not to renew certain contracts due to the competitive market for property catastrophe reinsurance as well as lower overall pricing on reinsurance contracts. The 17.9 percent premium decrease was the result of a 13.3 percent decrease in premiums due to the Company not renewing coverage and a 11.1 percent decrease related to changes in pricing, participation levels and coverage on renewed business, partially offset by a 6.5 percent increase in premiums related to new business.

Net premiums written for the third quarter of 1997 were $46.7 million compared to $65.2 million for the third quarter of 1996. Net premiums earned for the third quarter of 1997 were $53.0 million, compared to $63.5 million for the same quarter of 1996, a decrease of 16.5 percent. Total revenues for the third quarter of 1997 decreased to $66.3 million from $75.7 million reported for the same quarter of 1996.

During 1997, consistent with its risk diversification and risk management practices and the availability of coverage responsive to the Company's risk profile, the Company increased the level of property catastrophe reinsurance coverage purchased for its own account. During the third quarter of 1997, ceded premiums written were $13.7 million compared to $8.4 million for the same quarter in 1996.

The table below sets forth the Company's combined ratio and components thereof for the quarters ended September 30, 1997 and 1996:


                                               Quarters Ended September 30,
                                               ----------------------------
                                               1997                   1996
                                               ----                   ----
Loss ratio                                     27.7%                   41.5%
Expense ratio                                  24.1%                   17.4%
--------------------------------------------------------------------------------

Combined ratio                                 51.8%                   58.9%
================================================================================

Claims and claim expenses incurred for the quarter ended September 30, 1997 were $14.7 million or 27.7 percent of net premiums earned. In comparison, claims and claim expenses incurred for the quarter ended September 30, 1996 were $26.3 million or 41.5 percent of net premiums earned, and included a provision of $15 million for Hurricane Fran.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $6.7 million for the quarter ended September 30, 1997 compared to $6.6 million for the same quarter in 1996. The increase in acquisition costs as a percentage of net premiums earned is primarily related to the increase in reinsurance purchased, which provides no reduction in the associated acquisition expenses, and an increase in premiums written by Glencoe, which have a higher ratio of acquisition costs. Operating expenses for the third quarter of 1997 increased to $6.1 million compared with $4.5 million for the same quarter of 1996 as a result of increased staffing at Renaissance Reinsurance, the development of Glencoe and the Company's continuing investment in modeling technology.

Net investment income (excluding net realized and unrealized investment gains and losses) was $12.7 million for the quarter ended September 30, 1997 compared to $12.6 million for the same period in 1996.

During the quarter ended September 30, 1997, the Company accrued $2.1 million for dividends related to the Capital Securities that were issued in March 1997. Interest expense for the quarter ended September 30, 1997 decreased to $.8 million from $1.5 million for the same period in 1996 as a result of a decreased amount outstanding under the Company's Revolving Credit Facility.

For the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

For the nine months ended September 30, 1997, net income available to common shareholders was $107.9 million or $4.66 per share, compared to $114.9 million or $4.41 per share for the same period in 1996. The decrease in reported net income was primarily related to lower net premiums earned, resulting from lower in force gross premiums as well as higher ceded reinsurance premiums, partially offset by lower claims and claim expenses incurred. Per share amounts for 1997 benefited from a lower number of common shares outstanding as a result of the Company's purchase of 3.6 million common shares since December 13, 1996.

Gross premiums written for the first nine months of 1997 declined 14.8 percent to $215.6 million, and included $5.2 million of premiums written by Glencoe. Gross premiums written for the same period in 1996 were $253.2 million. The decline in gross premiums written was primarily related to the Company's decision not to renew certain contracts due to the competitive market for property catastrophe reinsurance as well as lower overall pricing on reinsurance contracts. The premium decrease of 14.8 percent was the result of a 17.6 percent decrease in premiums due to the Company not renewing coverage and a 8.4 percent decrease related to changes in pricing, participation level and coverage on renewed business, partially offset by a 11.2 percent increase in premiums related to new business.

During 1997, consistent with its risk diversification and risk management practices and the availability of coverage responsive to the Company's risk profile, the Company increased the level of property catastrophe reinsurance coverage purchased for its own account. During the first nine months of 1997, ceded premiums written were $30.6 million compared to $16.5 million for the same period in 1996.

Net premiums written for the first nine months of 1997 were $185.0 million compared with $236.6 million for the same period in 1996. Net premiums earned for first nine months of 1997 were $160.4 million, compared to $187.2 million for the same period in 1996, a decrease of 14.2 percent. Total revenues for the first nine months of 1997 decreased to $196.8 million from $216.9 million reported for the same period in 1996.

The table below sets forth the Company's combined ratio and components thereof for the nine months ended September 30, 1997 and 1996:


                                              Nine Months Ended September 30,
                                               1997                     1996
                                               ----                     ----
Loss ratio                                     25.0%                     35.1%
Expense ratio                                  23.1%                     16.3%
--------------------------------------------------------------------------------

Combined ratio                                 48.1%                     51.4%
================================================================================

Claims and claim expenses incurred for the nine months ended September 30, 1997 were $40.0 million or 25.0 percent of net premiums earned. In comparison, claims and claim expenses incurred for the nine months ended September 30, 1996 were $65.6 million or 35.1 percent of net premiums earned.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $19.0 million for the nine months ended September 30, 1997 and 1996. The increase in acquisition costs as a percentage of net premiums earned is primarily related to the increase in reinsurance purchased, which provides no reduction in the associated acquisition expenses, and an increase in premiums written by Glencoe, which have a higher ratio of acquisition costs. Operating expenses for the first nine months of 1997 increased to $18.1 million compared with $11.6 million for the same period in 1996 as a result of increased staffing at Renaissance Reinsurance, the continued development of Glencoe and the Company's continuing investment in modeling technology.

Corporate expenses for the first nine months of 1997 were $2.9 million and included one-time fees of $1.5 million related to the issuance of the $100 million of Capital Securities in March of 1997.

Net investment income (excluding net realized and unrealized investment gains and losses) was $37.0 million for the nine months ended September 30, 1997 compared to $32.9 million for the same period in 1996. The increase in net investment income for the first nine months of 1997 was the result of higher average invested assets, primarily related to cash provided by operations, which was partially offset by amounts used to purchase common stock.

During the nine months ended September 30, 1997, the Company accrued $4.8 million for dividends related to the Capital Securities that were issued in March 1997. Interest expense for the nine months ended September 30, 1997 decreased to $3.5 million from $4.2 million for the same period in 1996 as a result of a decreased amount outstanding under the Company's Revolving Credit Facility.

RECENT DEVELOPMENTS

On October 20, 1997, the Company announced that it intends to file a registration statement with the Securities and Exchange Commission for the sale of up to 4,600,000 common shares (including up to 600,000 shares solely to cover overallotment options) in an underwritten secondary offering, subject to market and other customary conditions, at the request of the Company's initial institutional investors. All of the shares to be sold in the offering will be sold by the Company's initial institutional investors or their successors, and the Company will not receive any of the proceeds of the offering. The Company expects to incur approximately $600,000 in expenses related to the offering, which will be charged to additional paid in capital.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, the Company relies on cash dividends and other permitted payments from its subsidiaries to make principal payments, interest payments and cash distributions on outstanding obligations and pay dividends, if any, to the Company's shareholders. The payment of dividends by the Company's subsidiaries to the Company is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto and related regulations of Bermuda, require the Company's subsidiaries to maintain a minimum solvency margin and a minimum liquidity ratio. Presently, restrictions on the payment of dividends by the Company's subsidiaries to the Company are not material relative to the capital of the subsidiaries.

The Company anticipates that the primary insurance operations of Glencoe, combined with other primary insurance opportunities, may become an increasingly important element of the Company over time. The growth of the Company's primary insurance business may require additional capital, either to support organic growth of the business or possible acquisitions. The Company currently believes that internally generated capital will be sufficient to support this business, but external financing may be needed to facilitate a substantial strategic acquisition or significant growth of this business.

The Company periodically reviews strategic acquisition opportunities and from time to time engages in discussions regarding possible acquisitions. Any future acquisitions by the Company could result in, among other things, the incurrence of additional debt and/or amortization of expenses related to goodwill and intangible assets that could adversely affect the Company's liquidity and/or profitability. However, the Company has not presently entered into any definitive agreements with respect to future acquisitions and there can be no assurance that it will do so in the future.

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

On June 23, 1997 the Company completed a secondary offering of 3.4 million common shares at $38.00 per share. All shares sold were owned by the Company's founding institutional shareholders or their successors, and the Company did not receive any of the proceeds of the offering. Concurrent with the secondary offering on June 23, 1997, the Company also purchased, for cancellation, an aggregate of 700,000 common shares at $36.29 per share or an aggregate purchase price of $25.4 million from the Company's founding institutional shareholders or their successors. Expenses of $700,000 related to the offerings were charged to additional paid in capital during the second quarter of 1997.

On March 7, 1997 the Company completed the sale of $100 million of Capital Securities issued by RenaissanceRe Capital Trust (the Trust), a newly created subsidiary business trust of the Company. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually commencing September 1, 1997. Proceeds from the offering were used to repay a portion of the Company's outstanding indebtedness.

In January 1997, the Company repurchased and cancelled 813,190 Common Shares for a total value of $28.1 million through the completion of the Company's Tender Offer.

During 1997 the Company allocated $50.0 million of its fixed maturity investments towards the purchase of non-U.S. equity securities. At September 30, 1997, the Company's investments in equity securities had a fair value of $55.5 million and an unrealized gain position of $6.4 million.

The Company's investment portfolio had a fair value of $857.7 million at September 30, 1997 and consisted of fixed maturity investments of $678.4 million, equity security investments of $55.5 million, and cash and cash equivalents of $123.8 million. At September 30, 1997, the fixed maturity investment portfolio had an average rating of AA as measured by Standard & Poor's Ratings Group, an average duration of 2.3 years and an average yield to maturity of 6.6 percent before investment expenses.

The Company's equity securities and its investment in cash and cash equivalents include $55.1 million and $16.9 million of investments denominated in currencies other than the U.S. Dollar, respectively, representing approximately 8.4 percent of total invested assets. The remaining 91.6 percent of the Company's invested assets are invested in U.S. Dollar denominated investments. The portfolio does not contain any direct investments in real estate or mortgage loans.

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

               None

Item 5 -- Other Information

               None

Item 6 -- Exhibits and Reports on Form 8-K

               a.          Exhibits:

                   Exhibit 10 -- Material Contracts

                     10.1 Guaranty, dated as of June 23, 1997, between RenaissanceRe Holdings Ltd. and Bank of America National Illinois

                     10.2 First Amendment Agreement, dated as of September 8, 1997 to the Third Amended and Restated Credit Agreement, dated as of December 12, 1996.

                     10.3 Employment Agreement, dated as of June 23, 1997 between Renaissance Reinsurance Ltd. And James N. Stanard

                     10.4 Form of Employment Agreement, dated as of May 27, 1997 between Renaissance Reinsurance Ltd. And Keith
                           S. Hynes*


                   * - A substantially similar Form of Employment Agreement has been entered into by Renaissance Reinsurance and each of Messrs. Riker & Eklund.

                   Exhibit 27.1 -- Financial Data Schedule


               b.          Current Reports on Form 8-K:


                   The Registrant filed a Current Report on Form 8-K on July 11, 1997.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                          RENAISSANCERE HOLDINGS LTD.


Date:  October 22, 1997

                          By: /s/ John M. Lummis
                             -------------------------------

                              John M. Lummis
                              Senior Vice President and
                              Chief Financial Officer