Form 10-K
period 1997-12-31
RENAISSANCERE HOLDINGS LTD
filed 1998-03-31
CIK 913144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File No. 34-0-26512

                           RENAISSANCERE HOLDINGS LTD.
             (Exact name of Registrant as specified in its charter)

          Bermuda                                         98-013-8020
(State or Other Jurisdiction                           (I.R.S. Employer
     of Incorporation or                              Identification Number)
        Organization)

          Renaissance House, 8-12 East Broadway, Pembroke HM 19 Bermuda
                    (Address of Principal Executive Offices)
                                 (441) 295-4513
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: Common Shares, par value $1.00 per share

Securities registered pursuant to Section 12 (g) of the Act:  None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        The aggregate market value of Common Shares held by nonaffiliates of the Registrant as of March 27, 1998 was $611,117,643, based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

        The number of Common Shares outstanding as of March 27, 1998 was 22,535,809.

                                ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

        Sections of the Registrant's Annual Report to Shareholders mailed to shareholders on or about March 24, 1998 (the "Annual Report") are incorporated by reference into Part II of this Form 10-K. With the exception of the sections of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as part of this Form 10-K.

        Sections of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934 relating to the Registrant's Annual General Meeting of Shareholders to be held on May 5, 1998 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K. With the exception of the sections of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.
================================================================================

                           RENAISSANCERE HOLDINGS LTD.
                                TABLE OF CONTENTS

                                                                                Page

                                     PART I
Item 1. Business...................................................................1
Item 2. Properties................................................................23
Item 3. Legal Proceedings.........................................................23
Item 4. Submission of Matters to a Vote of Security Holders.......................23

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.....23
Item 6. Selected Consolidated Financial Data......................................23
Item 7. Management's  Discussion and Analysis of Financial
          Condition and Results of Operations.....................................23
Item 8. Financial Statements and Supplementary Data...............................23
Item 9. Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure.....................................24

                                     PART III

Item 10.  Directors and Executive Officers of the Company.........................24
Item 11.   Executive Compensation.................................................24
Item 12.   Security Ownership of Certain Beneficial Owners and Management.........24
Item 13.   Certain Relationships and Related Transactions.........................24

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......24
SIGNATURES........................................................................27

                                      (i)

                                     PART I

        Unless the context otherwise requires, references herein to the "Company" include RenaissanceRe Holdings Ltd. and its subsidiaries, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe") and Renaissance U.S. Holdings, Inc. ("Renaissance US"). Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 20-22 of this Report.

Note on Forward-Looking Statements

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate, among other things, to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition owing to increased capacity of property catastrophe reinsurers;
(iii) any lowering or loss of one of the financial or claims-paying ratings of the Company or one or more of its subsidiaries; (iv) actions of competitors; (v) loss of services of any one of the Company's key executive officers; (vi) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws; (viii) changes in economic conditions, including currency rate conditions; or (ix) a contention by the United States Internal Revenue Service that the Company or Renaissance Reinsurance is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

        The Company provides reinsurance and insurance where risk of natural catastrophe represents a significant component of the overall exposure. The Company's results depend to a large extent on the frequency and severity of catastrophic events, and the concentration and coverage offered to clients impacted thereby. In addition, the Company writes other lines of insurance and reinsurance on a limited basis, and is actively exploring new opportunities. The Company's principal business is property catastrophe reinsurance, written on a worldwide basis through Renaissance Reinsurance. Based on property catastrophe gross premiums written, the Company is the largest Bermuda-based provider of property catastrophe reinsurance and one of the largest providers of this coverage in the world. The Company provides property catastrophe reinsurance coverage to insurance companies and other reinsurers primarily on an excess of loss basis. Excess of loss catastrophe coverage generally provides coverage for claims arising from large natural catastrophes, such as earthquakes and hurricanes, in excess of a specified loss. The Company is also exposed to claims arising from other natural and manmade catastrophes such as winter storms, freezes, floods, fires and tornadoes in connection with the coverages it provides.

        The Company's principal operating objective is to utilize its capital efficiently by focusing on the writing of property catastrophe reinsurance and other insurance and reinsurance coverages with superior risk/return characteristics, while maintaining a low cost operating structure in the favorable regulatory and tax environment of Bermuda. The Company's primary underwriting goal is to construct a portfolio of insurance and reinsurance contracts that maximizes the return on shareholders' equity subject to prudent risk constraints. The Company seeks to moderate the volatility inherent in the property catastrophe reinsurance market through the use of contract terms, portfolio selection methodology, diversification criteria and probability analyses. While property catastrophe reinsurance represented approximately 91% of the Company's gross premiums written in 1997 and 95% in each of 1996 and 1995 and continues to be the Company's primary focus, the Company has recently increased its commitment to the primary insurance business.

        The Company is continuing to expand its primary insurance business through internal growth and acquisition. The Company capitalized Glencoe in January 1996 with a $50.0 million capital contribution and subsequently sold a 29.9% interest in Glencoe for an aggregate of $15.1 million in cash to two strategic investors, one of whom sold its 9.9% interest to the Company in August 1997 for $5.2 million in cash. During the fourth quarter of 1997, the Company contributed an additional $12 million to Glencoe, pro rata with Glencoe's remaining minority investor, maintaining the Company's ownership in Glencoe at 80%. Glencoe seeks to employ in the primary insurance market the modeling, underwriting, customer service and capital management approaches that Renaissance Reinsurance employs with respect to its reinsurance policies. Glencoe primarily writes property insurance on properties that are exposed to natural catastrophes. Glencoe operates as a Bermuda-domiciled company and is eligible to write business on an excess and surplus lines basis in 27 states, including California, where it has primarily written earthquake exposure insurance. Glencoe will also consider submissions from insureds located in other international jurisdictions where it has been approved with respect to exposures for which it has underwriting expertise. As of December 31, 1997, the Company's equity in Glencoe was $54.7 million. For the year ended December 31, 1997, Glencoe generated gross premiums written of $7.0 million and net income of $2.4 million. For the year ended December 31, 1996, Glencoe generated gross premiums written of $1.6 million and net income of $.9 million.

        In January 1998, the Company began to provide personal lines homeowners coverages through DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe. DeSoto is a special purpose Florida homeowners insurance company that is licensed to assume and renew homeowner policies from the Florida Joint Underwriting Association (the "JUA"), a state sponsored insurance company. DeSoto initially assumed approximately 12,000 policies with an in-force premium of approximately $10 million.

        On December 19, 1997, the Company announced it had executed a definitive agreement to acquire the U.S. operating subsidiaries of Nobel Insurance Limited, a Bermuda company ("Nobel") through Renaissance US (the "Nobel Acquisition"). The principal business being acquired from Nobel is the servicing and underwriting of commercial property, casualty and surety risks for specialized industries and personal lines coverage for low-value dwellings. The casualty business is expected to be substantially reinsured by American Reinsurance Company and/or Inter-Ocean Reinsurance Company Ltd., who will provide comprehensive prospective and retrospective reinsurance coverage. Nobel's principal operating unit, Nobel Insurance Company ("Nobel Insurance"), is a Texas insurance company licensed in all 50 states and the District of Columbia. Under the terms of the agreement in respect of the Nobel Acquisition, the Company has agreed to pay $54.1 million in cash for the operating subsidiaries of Nobel, and to provide approximately $8.9 million of limited recourse financing, in exchange for a limited recourse participating promissory note from Nobel (the "Note"), to enable Nobel to support certain of its obligations in the liquidation of its remaining operations. It is expected that the transaction will be financed with debt and cash at a 2:1 ratio of debt to cash. The purchase of the operating subsidiaries of Nobel is presently expected to close in the second quarter of 1998; however, there can be no assurance that the Nobel Acquisition, which is subject to customary conditions (including shareholder and regulatory approvals), will be consummated.

        For the years ended December 31, 1997, 1996, and 1995, the Company achieved returns on average shareholders' equity of 24.3%, 30.2%, and 43.3%, respectively, and combined ratios of 47.5%, 51.3% and 52.0%, respectively. The year ended December 31, 1997 was a relatively light year for natural catastrophes worldwide, compared to historical averages. Accordingly, the reduced level of catastrophe losses resulted in a significantly lower loss ratio in 1997 compared to 1996 and therefore positively affected the Company's results from operations. Because of the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will experience this reduced level of losses in future years, or that the Company will achieve similar financial results in the future.

        The 1996 and 1995 results of the Company were achieved despite the occurrence of several major catastrophes in 1996 and 1995 (which, according to industry trade sources, had the fifth and third highest level of U.S. property catastrophe insured losses on record, respectively). The major catastrophes which occurred in 1996 were Hurricane Fran in September, which produced an estimated $1.6 billion of insurance industry losses, the Northeastern United States winter storms in January and the Northwestern United States floods in December. The major catastrophes which occurred in 1995 were Hurricanes Luis, Marilyn and Opal.

Ratings

        Renaissance Reinsurance has been assigned an "A" claims-paying ability rating from each of Standard & Poor's Insurance Ratings Services ("S&P") and A.M. Best Company, Inc. ("AM Best"), and Glencoe has been assigned an "A-" claims-paying ability rating from A.M. Best, representing independent opinions of the financial strength and ability of Renaissance Reinsurance and Glencoe to meet their respective obligations to their policyholders. Such ratings may not reflect the considerations applicable to an investment in the Company.

        The "A" range ("A+," "A" and "A-") is the third highest of four ratings ranges within what S&P considers the "secure" category. Insurance companies assigned a claims-paying ability rating in the "A" range are believed by S&P to provide good financial security, but their capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions.

        "A (Excellent)" and "A- (Excellent)" are the third and fourth highest of A.M. Best's fifteen ratings designations. Insurance companies assigned an "A" or "A-" rating by A.M. Best are companies which, in A.M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have a strong ability to meet their obligations to policyholders over a long period of time.

Strategy

    The principal components of the Company's business strategy are to:

   o Focus on the property catastrophe reinsurance business. The Company's primary focus is property catastrophe reinsurance, which represented approximately 91% of the Company's gross premiums written in 1997 and 95% in each of 1996 and 1995.

   o Build a superior portfolio of property catastrophe reinsurance by utilizing proprietary modeling capabilities. The Company assesses underwriting decisions on the basis of the expected incremental return on equity of each new reinsurance contract in relation to the Company's overall portfolio of reinsurance contracts. To facilitate this, the Company has developed REMS(C), a proprietary, computer-based pricing and exposure management system. The Company utilizes REMS(C) to assess property catastrophe risks, price treaties and limit aggregate exposure. The Company combines the analyses generated by REMS(C) with its own knowledge of the client submitting the proposed program to assess the premium offered against the risk of loss that such program presents. See "Underwriting."

   o Utilize the Company's capital base efficiently while maintaining prudent risk levels in the Company's reinsurance portfolio. The Company manages its risks through a variety of means, including the use of contract terms, portfolio selection methodology, diversification criteria and probability analyses. By using such measures and by employing its proprietary modeling capabilities, the Company attempts to construct a portfolio of reinsurance contracts which maximizes the use of its capital while optimizing the risk-reward characteristics of its portfolio. The Company relies less on traditional ratios, such as net premiums written to surplus, because the Company believes that such statistics do not adequately reflect the risk in the property catastrophe reinsurance business. Management believes the level of net premiums written relative to surplus does not reflect the composition of a reinsurer's attachment points, aggregate limits,

   o geographic diversification, and other material elements of the risk exposures embodied in a reinsurer's book of business.

   o Capitalize on the experience and skill of management. The Company's senior management team has extensive experience in the reinsurance and/or insurance industries, with an average of approximately 20 years of experience for each of the five senior executives of the Company. Additionally, senior management is supported by an officer group with an average of approximately ten years of experience in the reinsurance and/or insurance industries.

   o Build and maintain long-term relationships with brokers and clients. The Company markets its reinsurance products worldwide exclusively through reinsurance brokers. The Company believes that its existing portfolio of reinsurance business is a valuable asset given the renewal practices of the reinsurance industry. The Company believes that it has established a reputation with its brokers and clients for prompt response on underwriting submissions, for fast claims payments and for the development of customized reinsurance programs. See "--Marketing."

   o Maintain a low cost structure. Management believes that as a result of its ability to maintain a small staff and by basing operations in the favorable regulatory and tax environment of Bermuda, the Company is able to maintain low operating costs relative to its capital base and net premiums earned. As of March 18, 1998, the Company had 34 employees. After consummation of the Nobel Acquisition, the Company expects to employ approximately 250 additional employees, and will be subject to an increased level of U.S. regulation through the businesses purchased from Nobel. See "Regulation."

   o Leverage the Company's modeling expertise by expanding into primary insurance markets with significant natural catastrophe exposures. The Company is pursuing opportunities in the United States to write an increased level of catastrophe-exposed primary insurance. The Company is exploring opportunities to write both personal and commercial coverages, on a primary basis, where natural catastrophe exposures represent a significant component of the overall exposure. In addition to Glencoe, these opportunities may be pursued through the development of new operations, such as DeSoto, or through acquisitions, such as the purchase of the operating subsidiaries of Nobel.

Industry Trends

        The high level of worldwide property catastrophe losses in terms of both frequency and severity from 1987 to 1993 had a significant effect on the results of property insurers and property catastrophe reinsurers and on the worldwide property catastrophe reinsurance market, causing certain property catastrophe reinsurers and certain underwriting syndicates at Lloyd's to withdraw from the market or reduce their underwriting commitments while also causing a substantial increase in market demand, particularly in the United States, Japan and the United Kingdom. In particular, these events included Hurricane Hugo (U.S.--1989), Hurricane Andrew (U.S.--1992), Typhoon Mireille (No. 19) (Japan--1991) and Winter Storm Daria (90A) (Northern Europe--1990).

        The increase in demand for property catastrophe reinsurance was attributable to several factors. The significant property catastrophe losses occurring during 1987 through 1993 caused many insurers and reinsurers to reexamine their assumptions regarding their need for reinsurance protection from catastrophe exposures. In addition, rating agencies, such as S&P, and regulators increased their scrutiny of insurers and reinsurers with respect to their catastrophe exposure. For example, Typhoon Mireille (No. 19) resulted in greater scrutiny by the Ministry of Finance of Japan of insurers and reinsurers with respect to catastrophe exposure, thereby increasing demand for property catastrophe reinsurance in Japan. In addition, A.M. Best began to require completion of a catastrophe loss analysis questionnaire dealing with expected claims resulting from potential catastrophic events. Finally, a general increase in insured property values in catastrophe-exposed areas contributed to increased demand for property catastrophe insurance and reinsurance. This supply/demand imbalance caused a significant increase in prevailing premium rates for property catastrophe reinsurance worldwide in 1993.

        In response to this imbalance, approximately $4.0 billion of capital entered the Bermuda-based property catastrophe reinsurance market in 1992 and 1993. The Bermuda property catastrophe reinsurance market has subsequently grown markedly, having aggregate capital of approximately $6.6 billion at December 31, 1997, and accounting for approximately 25% of the worldwide property catastrophe gross premiums written in 1997, according to industry trade reports. The increased property catastrophe reinsurance capacity represented by the Bermuda market helped balance supply and demand in the property catastrophe reinsurance market and, as a result thereof, premium rates and other terms of trade in the property catastrophe reinsurance market stabilized in 1994-1995. In each of 1996 and 1997, according to industry trade sources, worldwide price levels decreased by an average of 10% to 15%, although prices remained more stable in the United States, where the level of property catastrophe losses in recent years has been generally higher than in other markets. Based on publicly available industry trade data, price levels are expected to decline at a similar pace in 1998. In particular, rates have declined significantly in areas outside the United States, where there has been favorable loss experience, while in the United States, where the level of property catastrophe losses has generally been higher than in international markets in recent years, rates have decreased to a lesser degree. However, current premium rates and retention levels have remained, and Management believes are likely to remain, higher than those that existed in 1992.

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

Reinsurance Products

        The Company's property catastrophe reinsurance contracts are generally "all risk" in nature. The Company's most significant exposure is to losses from earthquakes and hurricanes, although the Company is also exposed to claims arising from other natural and man-made catastrophes, such as winter storms, freezes, floods, fires and tornadoes in connection with the coverages it provides. The Company's predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under the property reinsurance contract when arising from a covered peril. In accordance with market practice, the Company's property reinsurance contracts generally exclude certain risks such as war, nuclear contamination or radiation.

        Catastrophic events of significant magnitude have historically been relatively infrequent, although the property catastrophe reinsurance market experienced a high level of worldwide catastrophe losses in terms of both frequency and severity during the period from 1987 to 1996 as compared to prior years. However, because of the wide range of the possible catastrophic events to which the Company is exposed, and because of the potential for multiple events to occur in the same time period, the Company's business is volatile, and its results of operations may reflect such volatility. Further, the Company's financial condition may be impacted by this volatility over time or at any point in time. The effects of claims from one or a number of severe catastrophic events could have a material adverse effect on the Company. The Company expects that increases in the values and concentrations of insured property and the effects of inflation will increase the severity of such occurrences per year in the future.

        The Company seeks to moderate the volatility described in the preceding paragraph through the use of contract terms, portfolio selection methodology, diversification criteria and probability analyses. Also, consistent with its risk management practices, the Company purchases property catastrophe coverage for its own account to seek to further reduce the potential volatility of its results.

        Type of Reinsurance

        The following table sets forth the Company's gross premiums written and number of programs written by type of reinsurance.

                                   Years Ended December 31,
                        --------------------------------------------------------
                                1997             1996                 1995
                        ------------------  ----------------  ------------------
                         Gross     Number    Gross    Number    Gross     Number
                        Premiums     of     Premiums   of     Premiums     of
 Type of Reinsurance    Written  Programs  Written  Programs  Written  Programs
 -------------------    -------  --------  -------  -------   -------  --------
                            (dollars in millions)

Catastrophe excess of
  loss................  $150.8      311      $157.6    293      $146.8     271
Excess of loss
  retrocession........    37.6       74        70.4    105        73.8     105
Proportional
  retrocession
  of catastrophe
  excess of loss....      21.9       11        33.3      11        56.7     12
Marine, aviation and
  other...............    18.0       25         8.6      25        15.3     35
                        ------      ---      ------     ---      ------    ---
 Total Reinsurance..    $228.3      421      $269.9     434      $292.6    423
                        ======      ===      ======     ===      ======    ===

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

        Excess of Loss Retrocessional Reinsurance. The Company also enters into retrocessional contracts pursuant to which it provides property catastrophe coverage to other reinsurers or retrocedents. In providing retrocessional reinsurance, the Company focuses on property catastrophe retrocessional reinsurance which covers the retrocedent on an excess of loss basis when aggregate claims and claim adjustment expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage. In general, excess of loss retrocessional contracts are for a term of one year. Retrocessional coverage is characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedent alter their book of business after retrocessional coverage has been bound.

        Proportional Retrocessional Reinsurance. The Company writes proportional retrocessions of catastrophe excess of loss reinsurance treaties when it believes that premium rates and volume are attractive. In such proportional retrocessional reinsurance, the Company assumes a specified proportion of the risk on a specified coverage and receives an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the reinsurer, and may also be entitled to receive a profit commission based on the ratio of losses, loss adjustment expense and the reinsurer's expenses to premiums ceded. A proportional retrocessional catastrophe reinsurer is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit, although the Company generally obtains detailed underwriting information concerning the exposures underlying the proportional retrocessions of catastrophe excess of loss reinsurance treaties written by the Company. In addition, all of the Company's proportional retrocessions of catastrophe excess of loss reinsurance contracts have aggregate per event risk exposure limits.

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

Primary Insurance Operations; Glencoe and DeSoto; Nobel

        The Company is pursuing opportunities in the United States to write an increased amount of catastrophe-exposed primary insurance. The Company expects to write both personal and commercial coverages, on a primary basis, where natural catastrophe exposures represent a significant component of the overall exposure. In September 1997, the Company promoted Keith S. Hynes, formerly the Company's Chief Financial Officer, to the position of President and Chief Executive Officer of Glencoe, to manage all aspects of the Company's initiatives in the primary insurance business.

        In January 1996 the Company incorporated Glencoe in Bermuda as an excess and surplus lines insurance company. Glencoe is pursuing opportunities in the catastrophe-exposed primary insurance business in the United States, and is writing policies that primarily are exposed to earthquake and wind perils. Glencoe is eligible to do business in the United States on an excess and surplus lines basis in 26 states. For the year ended December 31, 1997, Glencoe generated gross premiums written of $7.0 million and net income of $2.4 million. For the year ended December 31, 1996, Glencoe generated gross premiums written of $1.6 million and net income of $0.9 million.

        In September 1997, Glencoe organized DeSoto in Florida to pursue the assumption of policies from the Florida Residential Property and Casualty Joint Underwriting Association (the "JUA"). In January 1998, the Company began to provide personal lines coverages through DeSoto with an initial assumption of approximately 12,000 policies with an in-force premium of approximately $10 million.

        On December 19, 1997, the Company announced it had executed a definitive agreement in respect of the Nobel Acquisition to acquire the operating subsidiaries of Nobel, through Renaissance U.S. The principal business of Nobel is the servicing and underwriting of commercial property, casualty and surety risks for specialized industries and personal lines coverage for low-value dwellings. The casualty business is expected to be substantially reinsured by American Reinsurance Company and/or Inter-Ocean Reinsurance Company Ltd., who will provide comprehensive prospective and retrospective reinsurance coverage. Nobel's principal operating unit,

Nobel Insurance, is a Texas insurance company, licensed in all 50 states and the District of Columbia. In the years ended December 31, 1997 and 1996, the businesses being acquired from Nobel generated unaudited gross premiums written of approximately $76.5 million and $83.7 million, respectively, and unaudited net income (loss) of approximately $3.2 million and $(1.6) million, respectively. The purchase of the operating subsidiaries of Nobel is presently expected to close in the second quarter of 1998; however, there can be no assurance that the Nobel transaction, which is subject to customary conditions (including regulatory and shareholder approvals) will be consummated.

Potential Diversification

        From time to time, the Company may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, the Company seeks an attractive return on equity and the ability to develop or capitalize on a competitive advantage. Accordingly, the Company regularly reviews strategic transaction opportunities and periodically engages in discussions regarding possible transactions. However, other than with respect to the Nobel Acquisition, the Company has no definitive agreements with respect to any material transaction and there can be no assurance that the Company will enter into any such agreement in the future, or that any consummated transaction would contribute materially to the Company's results.

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

        The following table sets forth the percentage of the Company's gross reinsurance premiums written allocated to the territory of coverage exposure.

                                              Years Ended December 31,
                            --------------------------------------------------------------
                                    1997                  1996                 1995
                             ------------------     ----------------   ------------------
                                        Percentage          Percentage         Percentage
                            Gross       of Gross    Gross    of Gross   Gross   of Gross
                            Premiums    Premiums   Premiums  Premiums  Premiums Premiums
Geographic Area             Written     Written    Written   Written   Written  Written
---------------             -------     -------    -------   -------   -------  -------
                                                      (dollars in millions)
United States.......          $123.7      54.2%   $126.6      46.9%    $144.1    49.2%
Worldwide...........            27.9      12.2      44.5      16.5       59.1    20.2
Worldwide
 (excluding                     32.0      14.0      38.7      14.3       41.3    14.1
 U.S.)(1) ..........
Europe                                     9.2
 (including U.K.)...            21.0      31.5      11.7      25.4        8.7
Other                           16.8       7.4      19.0       7.0       11.7     4.0
Australia and New
 Zealand............             6.9       3.0       9.6       3.6       11.0     3.8
                              ------     ------   ------     ------    ------   -----
Total Reinsurance.            $228.3     100.0%   $269.9     100.0%    $292.6   100.0%
                              ======     ======   ======     ======    ======   =====


---------------

(1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic zone (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe. See Note 13 to Consolidated Financial Statements.

        Program Limits

    The following table sets forth the number of the Company's programs in force at December 31, 1997 by aggregate program limits.

                Aggregate
                 Program                                              Number of
                  Limit                                               Programs
               -----------                                            --------
           $50-60 million......................................          2
           $40-50 million......................................          1
           $30-40 million......................................          5
           $20-30 million......................................         13
           $10-20 million......................................         39
           Less than $10 million...............................        361
                                                                       ---
              Total............................................        421
                                                                       ===


Underwriting

        The Company's primary underwriting goal is to construct a portfolio of reinsurance and insurance contracts that maximizes the return on shareholders' equity subject to prudent risk constraints.

        Management assesses underwriting decisions on the basis of the expected incremental return on equity of each new reinsurance contract in relation to the Company's overall portfolio of reinsurance contracts. To facilitate this, Management has developed REMS(C), a proprietary, computer-based pricing and exposure management system. Management utilizes REMS(C) to assess property catastrophe risks, price treaties and limit aggregate exposure. REMS was developed with consulting assistance from Tillinghast, an actuarial consulting unit of Towers, Perrin, Forster & Crosby, Inc., and AIR, the developer of the CATMAP(TM) system. REMS(C) has analytic and modeling capabilities that assist the Company's underwriters in assessing the catastrophe exposure risk and return of each incremental reinsurance contract in relation to the Company's overall portfolio of reinsurance contracts. The Company has licensed and integrated into REMS(C) six commercially available catastrophe computer models in addition to the Company's base model. The Company uses these models to validate and stress test its base REMS(C) results. In addition, the Company stress tests its exposures and potential future results by increasing the frequency and severity of catastrophic events above the levels embedded in the models purchased from the outside consultants. Management combines the analyses generated by REMS(C) with its own knowledge of the client submitting the proposed program to assess the premium offered against the risk of loss which such program presents.

        REMS(C) provides more precise exposure information than is generally analyzed currently throughout the property catastrophe reinsurance industry. REMS(C) combines computer-generated, statistical simulations that estimate catastrophic event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to the Company. REMS(C) then uses simulation techniques to generate 40,000 years of catastrophic event activity, including events causing in excess of $250 billion in insured industry losses. From this 40,000 year simulation, the Company is able to obtain expected claims, expected profits and a probability distribution of potential outcomes for each program in its portfolio and for its total portfolio.

        Management believes that REMS(C) provides the Company's underwriters with several competitive advantages which are not generally available. These include (i) the ability to simulate 40,000 years of catastrophic event activity compared to a much smaller sample in generally available models, allowing the Company to analyze its exposure to a greater number and combination of potential events, (ii) the ability to analyze the incremental impact of an individual reinsurance contract on the Company's overall portfolio, and (iii) the ability to collect detailed data from a wide variety of sources which allows the Company to measure geographic exposure at a detailed level.



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

        As part of its pricing and underwriting process, the Company also assesses a variety of factors, including the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent; the geographic area in which the cedent does business and its market share; historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical catastrophe loss experience to industry averages; the cedent's pricing strategies; and the perceived financial strength of the cedent.

Marketing

        The Company markets its reinsurance products worldwide exclusively through reinsurance brokers. The Company focuses its marketing efforts on targeted brokers and insurance and reinsurance companies, placing primary emphasis on existing clients. Management believes that its existing portfolio of business is a valuable asset given the renewal nature of the reinsurance industry and, therefore, attempts to continually strengthen relationships with its existing brokers and clients. The Company also targets prospects that are deemed likely to enhance the risk/return composition of its portfolio, that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to the Company's book of business.

        Management believes that primary insurers' and brokers' willingness to use a particular reinsurer is based not just on pricing terms, but on the financial security of the reinsurer, its claim paying ability ratings, perceptions of the quality of a reinsurer's service, the reinsurer's willingness to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. Management believes that the Company has established a reputation with its brokers and clients for prompt response on underwriting submissions and for fast claims payments. Since the Company selectively writes large lines on a limited number of property catastrophe reinsurance contracts, it can establish reinsurance terms and conditions on these contracts that are attractive in its judgment, make large commitments to the most attractive programs and provide superior client responsiveness. In addition, the Company acts as sole reinsurer on certain property catastrophe reinsurance contracts, which allows the Company to take advantage of its ability to develop customized reinsurance programs. Management believes that such customized programs help the Company to develop long-term relationships with brokers and clients.

        The reinsurance brokers perform data collection, contract preparation and other administrative tasks, enabling the Company to market its reinsurance products cost effectively by maintaining a smaller staff. The Company believes that by maintaining close relationships with brokers, it is able to obtain access to a broad range of potential reinsureds. Subsidiaries and affiliates of J&H Marsh & McLennan, Inc., E.W. Blanch & Co., Benfield Greig Ltd., AON Re Group and Bates Turner, L.L.C. (a GE Capital Services Company, an affiliate of GE Investments) accounted for approximately 23.5%, 21.2%, 13.1%, 7.9% and 4.4%, respectively, of the Company's net premiums written in 1997. During such period, the Company issued authorization for coverage on programs submitted by 73 brokers worldwide. The Company received approximately 1,630 program submissions during 1997. The Company is highly selective and, from such submissions, the Company issued authorizations for coverage for only 421 programs, or 25.8% of the program submissions received.

Reserves

        The Company's policy is to establish claim reserves for the settlement costs of all claims and claim adjustment expenses incurred by the Company when an event occurs. The Company incurred claims of

$50.0 million, $86.9 million and $110.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

        Under generally accepted accounting principles (GAAP), the Company is not permitted to establish claim reserves with respect to its property catastrophe reinsurance policies until an event which gives rise to a claim occurs. Generally, reserves will be established without regard to whether any future claim may subsequently be contested by the Company. Any reserve for claims and claim expenses may also include reserves for unpaid reported claims and claim expenses and reserves for estimated losses that have been incurred but not reported to the Company. Such reserves are estimated by Management based upon reports received from ceding companies, as supplemented by the Company's own estimates of reserves on such reported losses as well as reserves for losses that are incurred but not reported. The Company utilizes both proprietary and commercially available models as well as historical reinsurance industry loss development patterns to assist in the establishment of appropriate claim reserves. In addition, when reviewing a proposed reinsurance contract, the Company typically receives and evaluates the insured's historical and projected loss experience with respect to certain events. The Company's reserve estimates are continually reviewed and, in accordance with GAAP, as adjustments to these reserves become necessary, such adjustments are reflected in current operations.

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

Investments

        The Company's strategy is to maximize its underwriting profitability and fully deploy its capital through its underwriting activities; consequently, the Company has established an investment policy which it considers to be conservative. The Company's investment guidelines, which are established by Management and approved by the Company's Board of Directors, stress diversification of risk, preservation of capital and market liquidity. Notwithstanding the foregoing, the Company's investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The primary objective of the portfolio, as set forth in such guidelines, is to maximize investment returns consistent with these policies. To achieve this objective, the Company's current fixed income investment guidelines call for an average credit quality of AA and a target duration of two years. In 1997, the Company reallocated $50.0 million of its fixed maturity investments to non-U.S. equity securities.

        Primarily because of the potential for large claims payments, the Company's investment portfolio is structured to provide a high level of liquidity. The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets.

                                                                    At December 31,
                                                      ------------------------------------------
                                                            1997         1996          1995
                                                          ----------   ----------    --------
                                                                     (in thousands)
Investments available for sale at fair value..........     $710.2       $603.5       $528.8
Equity securities, at fair value......................       26.4           --           --
Cash and cash equivalents.............................      122.9        199.0        139.2
                                                           ------       ------       ------
Total invested assets.................................     $859.5       $802.5       $681.8
                                                           ======       ======       ======


        The growth in the Company's portfolio of invested assets for the year ended December 31, 1997 resulted from net cash provided by operating activities of $153.3 million offset by net cash used in financing activities of $72.0 million and net unrealized depreciation of investments of $11.7 million.

        At December 31, 1997, the fixed income invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.8 years and an average yield to maturity of 6.61%, before investment expenses.

        All fixed income securities in the Company's investment portfolio are classified as securities available for sale and are carried at fair value. Any unrealized gains or losses as a result of changes in fair value over the period such investments are held are not reflected in the Company's statement of operations, but rather are reflected in shareholders' equity.

        The Company periodically evaluates the creditworthiness of each issuer whose securities it holds. Special attention is paid to those securities whose market values have declined materially, for reasons other than changes in interest rates, to evaluate the realizable value of the investment, the specific condition of the issuer, and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information as deemed necessary. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, and such decline in market value is determined to be other than temporary, the Company reduces the carrying amount to its net realizable value, which becomes the new cost basis. The amount of the reduction is reported as a realized loss. The Company recognizes any recovery of such reductions in the cost basis of an investment only upon the sale of the investment.

        At December 31, 1997, the Company held investments and cash totaling $859.5 million with a net unrealized depreciation balance of $10.2 million. Of the $859.5 million, the Company had dollar denominated fixed income investments in Korea, Thailand and Indonesia totaling $66.2 million with a net unrealized depreciation balance of $12.7 million. During the fourth quarter, the Company recognized $3.8 million in realized losses from the writedown of investments with an exposure to the financial conditions in Asia. The primary reasons for the writedown in the investments were the declines in the financial condition of the issuer and the related reduction in credit ratings by rating agencies. These changes caused the Company to conclude that the decline in fair value of certain investments was other-than-temporary. The Company's investment portfolio, specifically the remaining securities of Asian issuers, is subject to the risks of further declines in realizable value. The Company attempts to mitigate this risk through the active management of its portfolio.

        At December 31, 1997, the Company's $26.4 million of equity securities, which were sold in January of 1998, were invested in currencies other than the U.S. dollar. Also at December 31, 1997, $9.6 million of cash and cash equivalents were invested in currencies other than the U.S. dollar. The combined $36.0 million represented approximately 4.2% of the Company's invested assets.

        The Company's portfolio does not contain any investments in derivative securities. Also, the Company's investment portfolio does not contain any direct investments in real estate, mortgage loans or similar securities.

        Under the terms of certain reinsurance contracts, the Company may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. The Company has obtained a facility providing for the issuance of letters of credit. This facility is secured by a lien on a portion of the Company's investment portfolio. At December 31, 1997 the Company had outstanding letters of credit aggregating $24.7 million.

        Investment Advisers

        During 1997, each of Warburg, Pincus Investments International (Bermuda), Ltd. ("WPII"), an affiliate of Warburg, Pincus Investors, L.P.; GE Investments (U.S.) Limited ("GE Investments"), an affiliate of PT Investments, Inc. and GE Investment Private Placement Partners I - Insurance, Limited Partnership; the Bank of

N.T. Butterfield & Son Limited ("Butterfield Bank") and Falcon Asset Management (Bermuda) ("Falcon"), an affiliate of USF&G, performed investment advisory services on behalf of the Company. The terms of such services were determined in arms' length negotiations, subject to the Company's investment guidelines. The performance of, and the fees paid to, the Company's investment advisors, are reviewed periodically by the Investment Committee of the Board of Directors.

        The following table summarizes the fair value of the investments and cash and cash equivalents of the Company as of the dates indicated.


                                                               December 31,
              Type of Investment                 ----------------------------------------
              ------------------                     1997          1996          1995
                                                 ------------  ------------  ------------
                                                       (dollars in millions)
Fixed Maturities Available for Sale:
    U.S. Government debt securities.........             257.8         --         --
    Non-U.S. government debt securities.....             256.9      239.4      201.9
    Non-U.S. corporate debt securities......             188.6      329.6      299.5
    Non-U.S. mortgage backed securities.....               6.9       34.5       22.4
                                                        ------      -----     ------
        Subtotal............................             710.2      603.5      523.8
    Equity Securities.......................              26.4         --         --
Short-term investments......................                --         --        5.0
Cash and cash equivalents...................             122.9      199.0      139.2
                                                        ------      -----     ------
       Total fixed maturity investments, equity
        securities, short-term investments and
        cash and cash equivalents............           $859.5     $802.5     $668.0
                                                        ======     ======     ======

        The following table summarizes the fair value by contractual maturities of the Company's fixed maturity investment portfolio as of the dates indicated. All mortgage-backed securities mature within five years.

                                                              December 31,
                                                 ----------------------------------------
                                                     1997          1996          1995
                                                 ----------------------------------------
                                                           (dollars in millions)
Due in less than one year                                $84.1      $56.1       75.1
Due after one through five years                         473.0      457.1     $358.3
Due after five through ten years                          90.9       90.3       90.4
Due after ten years                                       62.2         --         --
                                                        ------     ------     ------
Total                                                   $710.2     $603.5     $523.8
                                                        ======     ======     ======


        Maturity and Duration of Fixed Maturity Portfolio

        Currently, the Company maintains a target duration of two years on a weighted average basis, reflecting Management's belief that it is important to maintain a liquid, shorter-duration portfolio to better assure the Company's ability to pay claims on a timely basis. The actual portfolio duration may not exceed the target duration by more than two years. The Company expects to reevaluate the target duration in light of estimates of the duration of its liabilities and market conditions, including the level of interest rates, from time to time.

        Quality of Debt Securities in Portfolio

        The Company's investment guidelines stipulate that the minimum credit rating for securities purchased for the Company's portfolio is B, that a maximum of 15% of the portfolio be rated BB or below and that the overall average rating of the portfolio, including cash and cash equivalents, be at least AA.

        The following table summarizes the composition of the fair value of the fixed maturity portfolio as of the dates indicated by rating as assigned by S&P or, with respect to non-rated issues, as estimated by the Company's investment managers.

                                               December 31,
                               ------------------------------------------------
            Rating                     1997         1996           1995
            ------                    ------       ------         ------
AAA........................             56.9%       28.1%          39.5%
AA.........................             12.2        50.1           41.6
A..........................             14.9        20.2           15.3
BBB........................              5.0         1.6            3.6
BB.........................              4.9          --             --
B  ........................              6.1          --             --
                                      ------        ------         ------
                                       100.0%       100.0%         100.0%
                                       =====        =====          =====

        Equity Securities

        At December 31, 1997, the Company's investments in equity securities, managed by GE Investments, consisted entirely of common stock, preferred stock or other forms of non-U.S. securities of established companies listed on foreign exchanges. The portfolio also included American Depositary Receipts of non-U.S. issuers. This portfolio was liquidated in January 1998.

        Derivatives

        The Company's portfolio does not contain any direct investments in derivative securities.

        Real Estate

       The Company's portfolio does not contain any direct investments in real estate or mortgage loans.

        Foreign Currency Exposures

        All of the Company's fixed maturities are currently invested in securities denominated in U.S. dollars. The Company's investments in equity securities are primarily invested in securities which are denominated in currencies other than the U.S. dollar. The Company's fixed maturity portfolio is generally not invested so as to hedge exposures to various currencies. The Company maintains a portion of its foreign currency premiums in the original currency as cash investments in anticipation of known claims or other foreign currency liabilities.

        Diversification and Liquidity

        Pursuant to the investment guidelines of the Company, there is no limit on the percentage of the Company's fixed income portfolio that may be invested in the securities of the U.S. Government, up to 15% of the portfolio may be invested in the countries of Canada, France, Germany, Japan and the United Kingdom, and all other countries are limited to a maximum limit of 3% of the portfolio. No more than 10% of the portfolio may be invested in securities issued by any single issuer, maturing in one year or less or in obligations of any single issuer that is rated AA or AAA by S&P, or Aa or Aaa by Moody's and is either (i) a sovereign (or guaranteed by a sovereign) issuing in a currency other than its own, (ii) a local government entity or (iii) a supranational entity. Each investment adviser has limitations as follows: up to 10% of the portfolio may be invested in obligations of any individual issuer not described above, but with ratings of AA or AAA by S&P, or Aa or Aaa by Moody's; up to 7% of the portfolio may be invested in obligations of any individual A issuer, as rated by S&P or by Moody's; up to 5% of the portfolio may be invested in obligations of any individual BBB issuer as rated by S&P or Baa issuer as rated by Moody's; and up to 3% of the portfolio may be invested in obligations of any individual BB issuer as rated by S&P or Ba as rated by Moody's. In addition, no more than 15% of each investment advisor's portfolio may be rated lower than BB by S&P or Ba3 by Moody's.

        The Company is currently evaluating its investment guidelines, and as a consequence the revised guidelines may permit the Company to increase the average duration and credit risk of the portfolio.

Competition

        The property catastrophe reinsurance industry is highly competitive and is undergoing a variety of challenging developments, including a marked trend toward greater consolidation. The Company competes, and will continue to compete, with major U.S. and non-U.S. property catastrophe insurers, reinsurers, and certain underwriting syndicates. Many of these competitors have greater financial, marketing and management resources than the Company. In addition, new companies may enter the property catastrophe reinsurance market or existing reinsurers may deploy additional capital in the property catastrophe reinsurance market. The Company cannot predict what effect any of these developments may have on the Company and its business.

        Competition in the types of reinsurance business that the Company underwrites is based on many factors, including premium charges and other terms and conditions offered, services provided, speed of claims payment, ratings assigned by independent rating agencies, the perceived financial strength and the experience of the reinsurer in the line of reinsurance to be written. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. Some of the reinsurers who have entered the Bermuda and London-based reinsurance markets have or could have greater financial, marketing or managerial resources than the Company. Ultimately, increasing competition could affect the Company's ability to attract business on terms having the potential to yield an attractive return on equity.

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

Employees

        As of March 27, 1998, the Company employed 34 people, all of whom are either shareholders or optionholders of the Company. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

        After consummation of the Nobel Acquisition, the Company expects to employ approximately 250 additional employees. None of such employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements.

Regulation

        Bermuda

        The Insurance Act 1978, as amended, and Related Regulations. The Insurance Act, which regulates the business of Renaissance Reinsurance and Glencoe, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Act by the Minister. Renaissance Reinsurance and Glencoe are registered as a Class 4 and a Class 3 insurer under the Insurance Act, respectively. The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the Minister may impose conditions relating to the writing of certain types of insurance.

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

        Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, the latter of which is required to be filed annually with the Registrar of Companies (the "Registrar"), who is the chief administrative officer under the Insurance Act. The auditor must be approved by the Minister as the independent auditor of the insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

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

        Minimum Solvency Margin. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of business of the insurer and the insurer's net premiums written and loss reserve level. The minimum solvency margin for a Class 4 insurer is the greatest of $100.0 million, 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) and 15% of loss and loss expense provisions and other insurance reserves. The minimum solvency margin for a Class 3 insurer is the greatest of $1.0 million, 20% of the first $6.0 million of net premiums written plus 15% of net premiums written in excess of $6.0 million, and 15% of loss and loss expense provisions and other insurance reserves.

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

        An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of the Company and its Subsidiaries is at the Company's offices at Renaissance House, 8-12 East Broadway, Pembroke HM 19 Bermuda and Mr. Keith S. Hynes, the Company's Senior Vice President, and Mr. John D. Nichols, Jr., the Company's Vice President, Treasurer and Secretary, are the principal representatives of Renaissance Reinsurance and Glencoe, respectively. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless thirty days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within thirty days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an event has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

        United States and Other

        Renaissance Reinsurance is not admitted to do business in any jurisdiction except Bermuda. The insurance laws of each state of the United States and of many other countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers, such as Renaissance Reinsurance, which are not admitted to do business within such jurisdiction. With some exceptions, such sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Renaissance Reinsurance does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that Renaissance Reinsurance be so admitted. Glencoe is eligible to write insurance in 26 states and is subject to the regulation and reporting requirements of these states. In accordance with certain requirements of the National Association of Insurance Commissioners (the "NAIC"), Glencoe has established, and is required to maintain, a trust funded with a minimum of $15.0 million as a condition of its status as a licensed, non-admitted insurer in the U.S.

        DeSoto is a licensed insurer in Florida and the businesses being acquired from Nobel are subject to regulation in all 50 U.S. states and the District of Columbia. The Company's U.S. operations, which will expand significantly after the contemplated acquisition of the operating subsidiaries of Nobel, are subject to extensive regulation under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors and relates to such matters as the standard of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and extermination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, regulated insurers must file all rates for insurance directly underwritten with the insurance department of each state in which they operate on an admitted basis; reinsurance generally is not subject to rate regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. Florida, the jurisdiction of incorporation of DeSoto, requires that dividends be paid only out of earned surplus and limits the annual amount payable without the prior approval of the Florida Insurance Department to the greater of 10% of policyholders' surplus adjusted for unrealized gains or 100% of prior year statutory net income. Texas, the jurisdiction of incorporation of Nobel Insurance, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. These laws also impose prior approval requirements for certain transactions with affiliates.

        Further, as a result of the Company's ownership of DeSoto and prospective ownership of Nobel Insurance Company, under the terms of applicable state statutes, any person or entity desiring to purchase more than 10 percent of the Company's outstanding voting securities is required to obtain prior regulatory approval for the purchase.

        The NAIC has established eleven financial ratios to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The failure of the Company's U.S. insurance subsidiaries to comply with the acceptable range of such ratios could have an adverse effect on the Company.

        In their ongoing effort to improve solvency regulations, the NAIC and individual states have enacted certain laws and statutory financial statement reporting requirements. For example, NAIC rules require audited statutory financial statements as well as actuarial certification of loss and loss adjustment expense reserves therein. Other activities are focused on greater disclosure of an insurer's reliance on reinsurance and changes in its reinsurance programs and tighter rules on accounting for certain overdue reinsurance. In addition, the NAIC has implemented risk-based capital requirements for property and casualty insurance companies (see below). These regulatory initiatives and the overall focus on solvency may intensify the restructuring and consolidation of the insurance industry. It is also possible that the U.S. Congress may enact legislation regulating the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.

        The NAIC has implemented a risk-based capital measurement formula to be applied to all property/casualty insurance companies, which formula calculates a minimum required statutory net worth based on the underwriting, investment, credit loss reserve and other business risks applicable to the insurance company's operations. An insurance company that does not meet threshold risk-based capital measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings.

        The Company's U.S. insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. The Company does not expect the amount of any such guaranty fund assessments to be paid by the Company in 1998 to be material.

        The expansion of the Company's operations through Glencoe and DeSoto and the contemplated purchase of the operating subsidiaries of Nobel, and the potential further expansion of the Company into additional insurance markets, could expose the Company or subsidiaries of the Company to increasing regulatory oversight. However, the Company intends to continue to conduct its operations so as to minimize the likelihood that RenaissanceRe Holdings Ltd. or Renaissance Reinsurance will become subject to U.S. regulation.

Other Available Information

    The Company is subject to the information requirements of the Exchange Act, and in accordance therewith files reports, proxy statements and other information with the Commission. For further information regarding the Company, reference is made to such reports, proxy statements and other information which are available as described under "Available Information" and "Incorporation of Certain Documents by Reference."

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

Catastrophe excess of loss       A form of excess of loss reinsurance that,
reinsurance                      subject to a specified limit, indemnifies the
                                 ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a "catastrophe cover."

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

Generally accepted accounting    Accounting principles as set forth in opinions
principles                       of the Accounting Principles Board of the
                                 American Institute of Certified Public
                                 Accountants and/or statements of the Financial
                                 Accounting Standards Board and/or their
                                 respective successors and which are applicable in the circumstances as of the date in question.

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

Retrocessional Reinsurance;      A transaction whereby a reinsurer cedes to
Retrocessionaire                 another reinsurer, the retrocessionaire, all or
                                 part of the reinsurance that the first
                                 reinsurer has assumed. Retrocessional
                                 reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.
                                 Reinsurance companies cede risks to
                                 retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.


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

Statutory accounting principles  Recording transactions and preparing financial
("SAP") statements in accordance with the rules and procedures prescribed or permitted by United States state insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

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

Item 3. Legal Proceedings

        The Company is, from time to time, a party to litigation and arbitration that arises in the normal course of its business operations. While any proceeding contains an element of uncertainty, the Company believes that it is not presently a party to any such litigation or arbitration that would have a material adverse effect on its business or operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

        The information with respect to the market for the Common Shares and related shareholder matters is contained under the caption "Financial and Investor Information" on the inside back cover of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (the "Annual Report") and is incorporated herein by reference thereto in response to this item.

Item 6. Selected Consolidated Financial Data

        Selected Consolidated Financial Data is listed on page 12 of the Annual Report and is incorporated herein by reference thereto in response to this item. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto contained in the Annual Report and incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information with respect to Management's discussion and analysis of financial condition and results of operations, is contained under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 24 of the Annual Report and is incorporated herein by reference thereto in response to this item.

Item 8. Financial Statements and Supplementary Data

        The Consolidated Financial Statements of the Company are contained on pages 26 through 43 of the Annual Report and are incorporated herein by reference thereto in response to this item. Reference is made to Item 14(a) of this Report for the Schedules to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

        This information with respect to directors and officers of the Company is contained under the captions "Directors and Executive Officers of the Company" on pages 6 through 8 of the Company's Definitive Proxy Statement in respect of the Annual General Meeting of Shareholders to be held on May 5, 1998 (the "Proxy Statement") and "Proposal 1" on pages 27-28 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

Item 11. Executive Compensation

        The information with respect to executive compensation is contained under the subcaption "Executive Officer and Director Compensation" on pages 16 through 26 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information with respect to security ownership of certain beneficial owners and Management is contained under the caption "Security Ownership of Certain Beneficial Owners, Management and Directors" on pages 9 through 11 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

Item 13. Certain Relationships and Related Transactions

        The information with respect to certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions" on pages 12 through 14 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Financial Statements and Exhibits.

1. The Consolidated Financial Statements of the Company and related Notes thereto are contained on pages 26 through 43 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference thereto.

2. The Schedules to the Consolidated Financial Statements of the Company are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3.      The following exhibits are included in this Report:

3.1     Memorandum of Association.*

3.3     Amended and Restated Bye-Laws.@

4.1     Specimen Common Share certificate.*

10.1 Discretionary Investment Advisory Agreement, dated June 9, 1993, between Renaissance Reinsurance Ltd. and Warburg, Pincus Counsellors, Inc.*

10.2 Investment Management Agreement, dated as of November 1, 1993, between GE Investment Management Incorporated and Renaissance Reinsurance Ltd.*

10.3    RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.4 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd. and Investors named therein.*

10.5 Amended and Restated Employment Agreement, dated as of July 1, 1997, between Renaissance Reinsurance Ltd. and James N. Stanard.+

10.6 Form of Employment Agreement, dated as of June 23, 1997, between Renaissance Reinsurance Ltd. and certain executive officers.#

10.7 Employment Agreement, dated as of February 4, 1998, between Renaissance Reinsurance Ltd. and William I. Riker.

10.8 Third Amended and Restated Credit Agreement, dated as of December 12, 1996, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Fleet National Bank of Connecticut and Mellon Bank, N.A., as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.+++

10.9 First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 1997, among RenaissanceRe Holdings Ltd., the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent.+

10.10 Equity Purchase Agreement, dated as of December 13, 1996, by and among RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company. @@

10.11 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.

10.12 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan (subject to shareholder approval).

10.13 Stock Purchase Agreement, dated December 19, 1997, by and among RenaissanceRe Holdings Ltd. and Renaissance U.S. Holdings, Inc. and Nobel Insurance Limited and Nobel Holdings, Inc.++

10.14 Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.15 Amended and Restated Shareholders Agreement, dated as of March 23, 1996, by and among Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.

10.16 Amended and Restated Registration Rights Agreement, dated as of March 23, 1996, by and among Warburg, Pincus Investors, L.P., PT Investments Inc., GE Private Placement Partners I-Insurance, Limited Partnership and United States Fidelity and Guaranty Company.

10.17 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein. @@@

10.18 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee. @@@

10.19 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between the Company and The Bank of New York, as Trustee. @@@

10.20 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. @@@

13.1 Annual Report to Shareholders of RenaissanceRe Holdings Ltd. for the year ended December 31, 1997 (with the exception of the information incorporated by reference into Items 5, 7, 8 and 14 of this Report, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Report).

21.1    List of Subsidiaries of the Registrant.

23.1    Consent of Ernst & Young.

27.1    Financial Data Schedule for the Year ended December 31, 1997

27.2    Restated Financial Data Schedule for the Year ended December 31, 1996

(b)     Reports on Form 8-K:

        The Company filed no Current Reports on Form 8-K with the Commission during the fourth quarter of 1997.

-----------------------

* Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

** Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 333-00802) which was declared effective by the Commission on February 27, 1996.

@ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on January 7, 1997, relating to certain events which occurred on December 23, 1996.

@@ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 16, 1996, relating to an event which occurred on December 13, 1996.

@@@ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.

+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on October 22, 1997.

++ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on January 6, 1998, relating to certain events which occurred on December 19, 1997.

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 21, 1997.

# A substantially similar form of Employment Agreement has been entered into with each of Messrs. Hynes, Lummis and Eklund.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 27, 1998.

                                       RENAISSANCERE HOLDINGS LTD.

                                         /s/ James N. Stanard
                                         -------------------------
                                         James N. Stanard

                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                        Title                           Date
---------                                        -----                           ----
/s/ James N. Stanard             President and Chief Executive Officer      March 27, 1998
---------------------            and Chairman of the Board of Directors
James N. Stanard

/s/ John M. Lummis               Senior Vice President and Chief            March 27, 1998
------------------               Financial Officer (Principal
John M. Lummis                   Accounting Officer)

/s/ Arthur S. Bahr               Director                                   March 27, 1998
------------------
Arthur S. Bahr

/s/ Thomas A. Cooper             Director                                   March 27, 1998
--------------------
Thomas A. Cooper

/s/ Edmund B. Greene             Director                                   March 27, 1998
--------------------
Edmund B. Greene

/s/ Gerald L. Igou               Director                                   March 27, 1998
------------------
Gerald L. Igou

/s/ Kewsong Lee                  Director                                   March 27, 1998
------------------
Kewsong Lee

/s/ Dan L. Hale                  Director                                   March 27, 1998
---------------
Dan L. Hale

/s/ Howard H. Newman             Director                                   March 27, 1998
--------------------
Howard H. Newman

/s/ Scott E. Pardee              Director                                   March 27, 1998
-------------------
Scott E. Pardee

/s/ John C. Sweeney              Director                                   March 27, 1998
-------------------
John C. Sweeney


Signature                                        Title                           Date
---------                                        -----                           ----
/s/ David A. Tanner              Director                                   March 27, 1998
-------------------
David A. Tanner

                             RENAISSANCERE HOLDINGS LTD AND SUBSIDIARIES.

                        INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Pages
                                                                                                 -----

Report of Independent Auditors on Schedules........................................................S-2

I       Summary of Investments other than Investments in Related Parties at December 31, 1997......S-3

III     Condensed Financial Information of the Registrant......................................... S-4

V       Supplementary Insurance Information for the years ended December 31, 1997, 1996 and 1995...S-7

VI      Reinsurance for the years ended December 31, 1997, 1996 and 1995...........................S-8

X       Supplementary Information Concerning Property-Casualty Insurance Operations................S-9

        Schedules other than those listed above are omitted for the reason that they are not applicable.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

        We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 14, 1998; such financial statements and our report thereon are incorporated by reference elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in item 14(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 1997. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young

Hamilton, Bermuda
January 14, 1998

                                                                      SCHEDULE I

                         RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                                    SUMMARY OF INVESTMENTS

                          OTHER THAN INVESTMENTS IN RELATED PARTIES

                             (Expressed in United States Dollars)
                                    (dollars in thousands)

                                                       Year Ended
                                                   December 31, 1997
                                                   ------------------              Amount at
                                                  Amortized        Market         which shown in
Type of Investment:                                 Cost            Value        the Balance Sheet
                                                    ----            -----        -----------------
Fixed Maturities Available for Sale:
    U.S. Government bonds...............           $   257.8        $   257.8         $   257.8
    Non U.S. sovereign government bonds                263.5            256.9             256.9
    Non U.S. corporate debt securities..               194.3            188.6             188.6
    Non U.S. mortgage-backed securities.                 6.9              6.9               6.9
                                                   ----------       ---------        ----------
       Subtotal.........................               722.5            710.2             710.2
Equity Securities.......................                24.2             26.4              26.4
Cash and cash equivalents...............               122.9            122.9             122.9
         Total investments, short-term             ----------       ---------        ----------
           investments, cash and cash
           equivalents..................           $   869.6        $   859.5         $   859.5
                                                   ==========       =========        ==========


                                                                   SCHEDULE III

                         RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 RENAISSANCERE HOLDINGS LTD.
                                        BALANCE SHEETS
                                       (Parent Company)

                             (Expressed in United States Dollars)
                       (dollars in thousands, except per share amounts)

                                                                       December 31,
                                                                 ---------------------------
                                                                     1997            1996
                                                                    ------          ------
                            ASSETS
Cash......................................................        $  41,593        $ 50,212
Investments available for sale............................           50,753          23,106
Investment in subsidiaries................................          657,227         598,220
Dividend receivable.......................................            7,261          26,300
Due from subsidiary.......................................               --              --
Other assets..............................................            1,749             421
                                                                   --------        --------
        Total assets......................................         $758,583        $698,259
                                                                   --------        --------

                          LIABILITIES

Loan payable..............................................         $ 50,000        $150,000
Minority interest - Company obligated, mandatorily
  redeemablecapital ecurities  of a subsidiary  trust holding
  solely junior subordinated debentures of the Company......        100,000              --
Other liabilities.........................................            9,880           2,056
                                                                   --------        --------
        Total liabilities.................................         $159,880        $152,056
                                                                   --------        --------
Commitments and contingencies.............................


                     SHAREHOLDERS' EQUITY

Common Shares: $1 par value-authorized 100,000,000 shares.
  Issued and outstanding at December 31, 1997-22,440,901
(1996-23,530,616) ........................................         $ 22,441         $23,531
Additional paid-in capital................................           52,481         102,902
Loans to officers and employees...........................               --         (3,868)
Unearned Stock Grant Compensation.........................           (4,731)             --
Net unrealized depreciation on investments................          (10,155)          1,577
Retained earnings.........................................          538,667         422,061
                                                                   --------        --------
        Total shareholders' equity........................          598,703         546,203
                                                                   --------        --------
           Total liabilities and shareholders' equity.....         $758,583        $698,259
                                                                   --------        --------

                                                          SCHEDULE III (Cont'd.)

                             RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                     RENAISSANCERE HOLDINGS LTD.
                                         STATEMENTS OF INCOME
                                           (Parent Company)

                                 (Expressed in United States Dollars)
                                        (dollars in thousands)

                                                 Year Ended            Year Ended          Year Ended
                                             December 31, 1997      December 31,1996    December 31, 1995
                                             -----------------      -----------------   -----------------
Income:
Investment income...........................         $  5,723          $  2,534           $   92
                                                    ---------        ----------        ----------
Total income................................            5,723             2,534               92
                                                    ---------        ----------        ----------
Expenses:
Amortization of organizational expenses.....                -               168            1,439
Interest expense............................            4,271             6,553            6,424
Corporate expenses..........................            3,218             2,298            3,092
                                                    ---------        ----------        ----------
Total expenses..............................            7,489             9,019           10,955
                                                    ---------        ----------        ----------

Loss   before   equity   in  net   income   of         (1,766)           (6,485)          (10,863)
  subsidiaries & taxes........................

Equity in net income of Reinsurance.........          146,209           161,855           176,185

Equity in net income of Glencoe.............            2,421               900                --
                                                    ---------        ----------        ----------
Income before minority interests & taxes....          146,864           156,270           165,322


Minority interest - Company obligated,
  mandatorily redeemable capital securities
  of a subsidiary trust holding solely junior
  subordinated debentures of the Company......         (6,998)               --                --

Minority interest - Glencoe..................            (617)            (110)                --
                                                    ---------        ----------        ----------

Net income before taxes                               139,249           156,160           165,322

Income tax expense                                         --                --                --
                                                    ---------        ----------        ----------

Net income                                            139,249           156,160           165,322

Net income  allocable  to Series B
 Preference Shares...........................              --                --             2,536
                                                    ---------         ----------        ----------
Net income available to Common Shareholders.        $ 139,249         $ 156,160         $ 162,786
                                                    =========         ==========        ==========

                                                          SCHEDULE III (Cont'd.)

                             RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(Continued)

                                     RENAISSANCERE HOLDINGS LTD.

                                       STATEMENTS OF CASH FLOWS
                                           (Parent Company)
                                 (Expressed in United States Dollars)
                                        (dollars in thousands)

                                                 Year Ended            Year Ended          Year Ended
                                             December 31, 1997      December 31,1996    December 31, 1995
                                             -----------------      -----------------   -----------------

Cash flows from operating activities

Net income.................................         $ 139,249              156,160          $  165,322
Less equity in net income of subsidiaries..           148,013              162,755             176,185
                                                    ---------           ----------          ----------
                                                       (8,764)             (6,595)             (10,863)
Adjustments  to reconcile net income to net
  cash provided by operating activities
Other......................................            (4,013)               3,630               1,020
                                                    ---------           ----------          ----------
Net cash applied to operating activities...           (12,777)             (2,965)              (9,843)
                                                    ---------           ----------          ----------
Cash flows applied to investing activities
        Contributions to subsidiary........           (12,000)            (50,000)                --
Proceeds from sales of investments.........            73,793              40,624                 --
Purchases of investments...................          (105,223)            (63,440)                --
Dividends from subsidiary..................           124,770             135,629                 --
Purchase of minority interest in subsidiary            (5,185)               --                   --
Proceeds from sale of minority  interest in
   subsidiary..............................               --               15,126                 --
Net cash provided by (applied to)                   ---------           ----------          ----------
   investing activities....................            76,155              77,939                 --
                                                    ---------           ----------          ----------
Cash flows from financing activities
Proceeds from issuance of Common Shares....               --                 --                 54,496
Proceeds from issuance of Capital
 Securities................................            100,000               --                   --
Repurchase of Common Shares................            (53,458)           (73,460)                --
Dividend to Common Shareholders............            (22,643)           (20,489)              (4,096)
Net proceeds from (repayment of) bank loan.           (100,000)            50,000               40,000
Redemption of Series B 15% Cumulative
  Redeemable Voting Preference Shares......              --                  --                (57,874)
Repayments from (loans to) officers........             4,104                (868)              (2,628)
                                                    ---------           ----------          ----------
Net cash provided by financing activities..           (71,997)            (44,817)              29,898
                                                    ---------           ----------          ----------
Net increase in cash and cash equivalents..         $  (8,619)          $  30,157            $  20,055
Balance at beginning of year...............            50,212              20,055                  --
                                                    ---------           ----------          ----------
Balance at end of year.....................         $  41,593           $  50,212            $  20,055
                                                    ---------           ----------          ----------


                                                                     SCHEDULE V

                         RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                             SUPPLEMENTARY INSURANCE INFORMATION

                             (Expressed in United States Dollars)
                                    (dollars in thousands)

                    December 31, 1997                               Year Ended December 31, 1997
             --------------------------------     ------------------------------------------------------------------


                           Future
                           Policy
                          Benefits,                                        Benefits,
                           Losses,                                          Claims,  Amortization
              Deferred     Claims                                           Losses    of Deferred
              Policy        and                                  Net         and        Policy       Other       Net
             Acquisition   Claims     Unearned     Premium    Investment  Settlement  Acquisition   Operating  Premiums
               Costs      Expenses    Premiums     Revenue      Income     Expenses      Costs      Expenses   Written
              -------    ---------    --------    ---------    --------    --------    --------    --------    ---------

Property..   $ 5,739    $ 110,037    $ 57,008    $ 211,490    $ 49,573    $ 50,015    $ 25,227    $ 25,131    $ 195,752
             -------    ---------    --------    ---------    --------    --------    --------    --------    ---------





                    December 31, 1996                               Year Ended December 31, 1996
             --------------------------------     ------------------------------------------------------------------

                           Future
                           Policy
                          Benefits,                                        Benefits,
                           Losses,                                          Claims,  Amortization
              Deferred     Claims                                           Losses    of Deferred
              Policy        and                                  Net         and        Policy       Other       Net
             Acquisition   Claims     Unearned     Premium    Investment  Settlement  Acquisition   Operating  Premiums
               Costs      Expenses    Premiums     Revenue      Income     Expenses      Costs      Expenses   Written
              -------    ---------    --------    ---------    --------    --------    --------    --------    ---------
Property..     $6,819    $105,421     $65,617     $252,828     $44,280      $86,945     $26,162     $16,731    $251,564
               ======    ========     =======     ========     =======      =======     =======     =======    ========




                    December 31, 1995                               Year Ended December 31, 1995
             --------------------------------     ------------------------------------------------------------------

                           Future
                           Policy
                          Benefits,                                        Benefits,
                           Losses,                                          Claims,  Amortization
              Deferred     Claims                                           Losses    of Deferred
              Policy        and                                  Net         and        Policy       Other       Net
             Acquisition   Claims     Unearned     Premium    Investment  Settlement  Acquisition   Operating  Premiums
               Costs      Expenses    Premiums     Revenue      Income     Expenses      Costs      Expenses   Written
              -------    ---------    --------    ---------    --------    --------    --------    --------    ---------
Property..    $6,163     $100,445     $60,444     $288,886     $32,320     $110,555     $29,286     $10,448    $289,928
              ======     ========     =======     ========     --------    ========     =======     =======    ========


                                                                    SCHEDULE VI

                             RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                                             REINSURANCE

                                 (Expressed in United States Dollars)
                                        (dollars in thousands)

                                                                                        Percentage
                                                  Ceeded to     Assumed                 of Amount
                                        Gross     Other        from Other   Net          Assumed
                                        Amount    Companies    Companies     Amount       to Net
                                        ------    ---------    ---------     ------       ------
Year ended December 31, 1997
     Property Premiums Written        $  7,041    $  32,535   $221,246      $195,752       113%
                                      =========   =========   ========      ========       ====
Year ended December 31,  1996
     Property Premiums Written        $ 1,552     $ 18,349    $268,361      $251,564       107%
                                      ========    ========    ========      ========       ====
Year ended December 31, 1995
    Property Premiums Written         $  --       $  2,866    $292,794      $289,928       101%
                                      ========    ========    ========      ========       ====

                                                                      SCHEDULE X

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING

                     PROPERTY/CASUALTY INSURANCE OPERATIONS

                      (Expressed in United States Dollars)
                             (dollars in thousands)


                                                     Reserve for
                                       Deferred         Unpaid
                                        Policy        Claims and     Discount                                       Net
                                      Acquisition      Claims        if any,        Unearned          Earned      Investment
    Affiliation with Registrant         Costs         Expenses       Deducted       Premiums         Premiums      Income
    ---------------------------         -----         --------       --------       --------         --------      ------
Consolidated Subsidiaries

    Year ended December 31, 1997.      $5,739         $110,037       $   --         $57,008         $211,490       $49,573
                                       ======         ========       =======        =======         ========       =======
    Year ended December 31, 1996.      $6,819         $105,421       $   --         $65,617         $252,828       $44,280
                                       ======         ========       =======        =======         ========       =======
    Year ended December 31, 1995.      $6,163         $100,445       $   --         $60,444         $288,886       $32,320
                                       ======         ========       =======        =======         ========       =======


                                        Claims and Claims
                                         Expense Insured       Amortization
                                          Related to           of Deferred
                                         -------------            Policy        Paid Claims        Net
                                         Current Prior          Acquisition      and Claims      Premiums
    Affiliation with Registrant            Year Years             Costs           Expenses       Written
    ---------------------------            ---- -----             -----           --------       -------
 Consolidated Subsidiaries

    Year ended December 31, 1997.       $50,015   $   0          $25,227           $45,399       $195,752
                                        =======   =======        =======           =======       ========
    Year ended December 31, 1996.       $ 75,118  $11,827        $26,162           $81,969       $251,564
                                        ========  =======        =======           =======       ========
    Year ended December 31, 1995.       $ 80,939  $29,616        $29,286           $73,378       $289,928
                                        ========  =======        =======           =======       ========

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    --------

                                    EXHIBITS

                                       to

                                    FORM 10-K

 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal year ended December 31, 1997




                           RenaissanceRe Holdings Ltd.





                    ----------------------------------------

                                  EXHIBIT INDEX

Exhibit
No.     Description                                                                   Page

3.1     Memorandum of Association.*

3.2     Amended and Restated Bye-Laws.@

4.1     Specimen Common Share certificate.*

10.1    Discretionary Investment Advisory Agreement, dated June 9, 1993, between
        Renaissance Reinsurance Ltd. and Warburg, Pincus Counsellors, Inc.*

10.2    Investment Management Agreement, dated as of November 1, 1993, between
        GE Investment Management Incorporated and Renaissance Reinsurance Ltd.*

10.3    RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.4 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd. and
        Investors named therein.*

10.5 Amended and Restated Employment Agreement, dated as of July 1, 1997, between Renaissance Reinsurance Ltd. and James N. Stanard.+

10.6    Form of Employment Agreement, dated as of June 23, 1997, between
        Renaissance Reinsurance Ltd. and certain executive officers.#

10.7    Employment Agreement, dated as of February 4, 1998, between Renaissance
        Reinsurance Ltd. and William I. Riker.

10.8    Third Amended and Restated Credit Agreement, dated as of December 12,
        1996, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Fleet
        National Bank of Connecticut and Mellon Bank, N.A., as Co-Agents, and
        Bank of America National Trust and Savings Association, as
        Administrative Agent for the Lenders.+++

10.9    First Amendment to Amended and Restated Credit Agreement, dated as of
        September 8, 1997, among RenaissanceRe Holdings Ltd., the Lenders named therein, and Bank of America National Trust and Savings Association as
        Administrative Agent.+




Exhibit
No.     Description                                                         Page
10.10   Equity Purchase Agreement, dated as of December 13, 1996, by and among
        RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees
        of General Electric Pension Trust, GE Private Placement Partners I,
        Limited Partnership and United States Fidelity and Guaranty Company. @@

10.11   RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock
        Incentive Plan.

10.12   RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director
        Stock Plan (subject to shareholder approval).

10.13   Stock Purchase Agreement, dated December 19, 1997, by and among
        RenaissanceRe Holdings Ltd. and Renaissance U.S. Holdings, Inc. and
        Nobel Insurance Limited and Nobel Holdings, Inc.++

10.14   Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings
        Ltd. and The Bank of America.+

10.15 Amended and Restated Shareholders Agreement, dated as of March 23, 1996, by and among Warburg, Pincus Investors, L.P., Trustees of General
        Electric Pension Trust, GE Private Placement Partners I, Limited
        Partnership and United States Fidelity and Guaranty Company.

10.16   Amended and Restated Registration Rights Agreement, dated as of March
        23, 1996, by and among Warburg, Pincus Investors, L.P., PT Investments
        Inc., GE Private Placement Partners I-Insurance, Limited Partnership and United States Fidelity and Guaranty Company.

10.17   Amended and Restated Declaration of Trust of RenaissanceRe Capital
        Trust, dated as of March 7, 1997, among the Company, as Sponsor, The
        Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein. @@@

10.18 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee. @@@

10.19   Series A Capital Securities Guarantee Agreement, dated as of March 7,
        1997, between the Company and The Bank of New York, as Trustee. @@@

10.20 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
        Incorporated and Salomon Brothers Inc. @@@

13.1 Annual Report to Shareholders of RenaissanceRe Holdings Ltd. for the year ended December 31, 1997 (with the exception of the information incorporated by reference into Items 5, 7, 8 and 14 of this Report, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Report).

21.1    List of Subsidiaries of the Registrant.

23.1    Consent of Ernst & Young.

27.1    Financial Data Schedule for the Year ended December 31, 1997.

27.2    Restated Financial Data Schedule for the Year ended December 31, 1996.

-----------------------

* Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

** Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 333-00802) which was declared effective by the Commission on February 27, 1996.

@ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on January 7, 1997, relating to certain events which occurred on December 23, 1996.

@@ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 16, 1996, relating to an event which occurred on December 13, 1996.

@@@ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.

+       Incorporated by reference to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1997, filed with the Commission on October 22, 1997.

++ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on January 6, 1998, relating to certain events which occurred on December 19, 1997.

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 21, 1997.

# A substantially similar form of Employment Agreement has been entered into with each of Messrs. Hynes, Lummis and Eklund.