Form 10-Q
period 1998-03-31
RENAISSANCERE HOLDINGS LTD
filed 1998-05-14
CIK 913144

UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share as of March 31, 1998 was 22,547,124.

Total number of pages in this report:      18

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

Part I -- Financial Information


        Item 1 -- Financial Statements

        Consolidated Balance Sheets as of March 31, 1998                        3
        (unaudited) and December 31, 1997

        Unaudited Consolidated Statements of Operations for                     4
        the Three Months Ended March 31, 1998 and 1997

        Unaudited Consolidated Statements of Changes in Shareholders'           5
        Equity for the Three Months Ended March 31, 1998 and 1997

        Unaudited Consolidated Statements of Cash Flows                         6
        for the Three Months Ended March 31, 1998 and 1997

        Notes to Unaudited Consolidated Financial Statements                    7

        Item II -- Management's Discussion and Analysis of                      10
        Results of Operations and Financial Condition

Part II -- Other Information                                                    17

        Item 1 -- Legal Proceedings
        Item 2 -- Changes in Securities
        Item 3 -- Defaults Upon Senior Securities
        Item 4 -- Submission of Matters to a Vote of Security Holders
        Item 5 -- Other Information
        Item 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                         18

Part I - Financial Information
Item 1 - Financial Statements
            RenaissanceRe Holdings Ltd. and Subsidiaries
                     Consolidated Balance Sheets
                       (United States Dollars)
              (in thousands, except per share amounts)

                                                                                          As at
                                                                      ----------------------------------------------
                                                                         March 31, 1998         December 31, 1997
                                                                      ----------------------   ---------------------
Assets                                                                     (Unaudited)
Fixed maturity investments available for sale, at fair value
   (Amortized cost $716,768 and $722,447, at March 31, 1998 and
    December 31, 1997, respectively)                                              $ 710,435               $ 710,166
Equity securities at fair value (cost $24,229)                                            -                  26,372
Cash and cash equivalents                                                           199,618                 122,929
                                                                      ----------------------   ---------------------
       Total investments and cash                                                   910,053                 859,467

Premiums receivable                                                                 101,352                  56,568
Ceded reinsurance balances                                                           13,774                  17,454
Accrued investment income                                                            14,628                  12,762
Deferred acquisition costs                                                           12,423                   5,739
Other assets                                                                          5,993                   8,759
                                                                      ----------------------   ---------------------
     Total assets                                                               $ 1,058,223               $ 960,749
                                                                      ======================   =====================

Liabilities, Minority Interests and Shareholders' Equity
Liabilities
Reserve for claims and claim adjustment expenses                                  $ 110,931               $ 110,037
Reserve for unearned premiums                                                       122,354                  57,008
Bank loan                                                                            50,000                  50,000
Reinsurance balances payable                                                         17,278                  21,778
Other                                                                                11,943                   9,541
                                                                      ----------------------   ---------------------
     Total liabilities                                                              312,506                 248,364
                                                                      ----------------------   ---------------------
Minority Interest - Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior
  subordinated debentures of the Company                                            100,000                 100,000

Minority interest - Glencoe                                                          14,111                  13,682

Shareholders' Equity
Common shares                                                                        22,547                  22,441
Additional paid-in capital                                                           55,437                  52,481
Unearned stock grant compensation                                                    (7,655)                 (4,731)
Accumulated other comprehensive income (net unrealized
   appreciation (depreciation) on investments)                                       (6,309)                (10,155)
Retained earnings                                                                   567,586                 538,667
                                                                      ----------------------   ---------------------

     Total shareholders' equity                                                     631,606                 598,703
                                                                      ----------------------   ---------------------
     Total liabilities, minority interests, and
     shareholders' equity                                                       $ 1,058,223               $ 960,749
                                                                      ======================   =====================

Book value per Common Share                                                         $ 28.01                 $ 26.68
                                                                      ======================   =====================
Common Shares outstanding                                                            22,547                  22,441
                                                                      ======================   =====================

    The accompanying notes are an integral part of these financial statements

        RenaissanceRe Holdings Ltd. and Subsidiaries
            Consolidated Statements of Operations
                   (United States Dollars)
           (in thousands, except per share amounts)
                         (Unaudited)


                                                                               Quarters Ended
                                                              -------------------------------------------------
                                                                 March 31, 1998              March 31, 1997
                                                              ---------------------       ---------------------
Revenues
       Gross Premiums Written                                            $ 119,145                   $ 120,359
                                                              =====================       =====================

       Net premiums written                                              $ 112,452                    $117,648
       Increase in unearned premiums                                       (66,355)                    (61,747)
                                                              ---------------------       ---------------------
       Net premiums earned                                                  46,097                      55,901
       Net investment income                                                13,629                      12,125
       Net foreign exchange losses                                             (24)                     (1,643)
       Net realized gains on investments                                     1,236                         166
                                                              ---------------------       ---------------------
       Total revenues                                                       60,938                      66,549
                                                              ---------------------       ---------------------
Expenses
       Claims and claim expenses incurred                                    7,876                      14,238
       Acquisition expenses                                                  6,392                       6,378
       Operational expenses                                                  6,375                       5,918
       Corporate expenses                                                      790                       1,957
       Interest expense                                                        786                       1,933
                                                              ---------------------       ---------------------

       Total expenses                                                       22,219                      30,424
                                                              ---------------------       ---------------------
Income before minority interests and taxes                                  38,719                      36,125
Minority interest - Company Obligated Mandatorily
       Redeemable Capital Securities of a Subsidiary
       trust holding solely Junior Subordinated
       Debentures of the Company                                             2,111                         545
Minority interest - Glencoe                                                    422                         143
                                                              ---------------------       ---------------------
Income before taxes                                                         36,186                      35,437
Income tax expense                                                             512                           -
                                                              ---------------------       ---------------------
       Net income                                                         $ 35,674                    $ 35,437
                                                              =====================       =====================

Earnings per Common Share - basic                                           $ 1.60                      $ 1.56
Earnings per Common Share - diluted                                         $ 1.57                      $ 1.52
Average shares outstanding - basic                                          22,298                      22,779
Average shares outstanding - diluted                                        22,708                      23,295

Claims and claim expense ratio                                                17.1%                       25.5%
Expense ratio                                                                 27.7%                       22.0%
                                                              ---------------------       ---------------------

Combined ratio                                                                44.8%                       47.5%
                                                              =====================       =====================

   The accompanying notes are an integral part of these financial statements.

        RenaissanceRe Holdings Ltd. and Subsidiaries
 Consolidated Statements of Changes in Shareholders' Equity
     For the three months ended March 31, 1998 and 1997
                   (United States Dollars)
           (in thousands, except per share amounts)
                         (Unaudited)

                                                                           1998                             1997
                                                              ------------------------------   -----------------------------

Retained earnings
         Balance -- January 1                                     $ 538,667                        $ 422,061
         Net income                                                  35,674        $ 35,674           35,437       $ 35,437
         Dividends paid                                              (6,755)                          (5,716)
                                                              --------------                   --------------
         Balance -- March 31                                        567,586                          451,782
                                                              --------------                   --------------
Accumulated other comprehensive income
         Balance -- January 1                                       (10,155)                           1,577
         Net unrealized gains on securities, net of
              adjustment (see disclosure)                             3,846           3,846           (5,495)        (5,495)
                                                                              --------------                   -------------
         Comprehensive income                                                      $ 39,520                        $ 29,942
                                                              --------------  ==============   --------------  =============
         Balance -- March 31                                         (6,309)                          (3,918)
                                                              --------------                   --------------
Unearned stock grant compensation & loans to officers
         Balance -- January 1                                        (4,731)                          (3,868)
         Stock grants awarded                                        (3,131)                               -
         Amortization and/or interest on loans                          207                              (59)
                                                              --------------                   --------------
         Balance -- March 31                                         (7,655)                          (3,927)
                                                              --------------                   --------------
Common Stock
         Balance -- January 1                                        22,441                           23,531
         Exercise of stock options                                      106                              159
         Repurchase of shares                                             -                             (813)
                                                              --------------                   --------------
         Balance -- March 31                                         22,547                           22,877
                                                              --------------                   --------------
Paid-in Capital
         Balance -- January 1                                        52,481                          102,902
         Exercise of options for Ordinary Shares                      2,956                           (2,138)
         Repurchase of Ordinary Shares                                    -                          (27,242)
                                                              --------------                   --------------
         Balance -- March 31                                         55,437                           73,522
                                                              --------------                   --------------
Total Equity                                                      $ 631,606                        $ 540,336
                                                              ==============                   ==============

Disclosure regarding net unrealized gains
Net unrealized holding gains (losses) arising during period         $ 5,082                         $ (5,329)
Less: net realized gains included in net income                      (1,236)                            (166)
                                                              --------------                   --------------
Net unrealized gains (losses) on securities                         $ 3,846                         $ (5,495)
                                                              ==============                   ==============


   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      (United States Dollars in thousands)
                                   (Unaudited)

                                                                                         Quarters Ended
                                                                             --------------------------------------
                                                                              March 31, 1998       March 31, 1997
                                                                             -----------------    -----------------
 Cash flows from operating activities
       Net income                                                                    $ 35,674             $ 35,437
       Adjustments to reconcile net income to
            cash provided by operating activities
            Amortization and depreciation                                               1,352                1,331
            Net realized investment gains                                              (1,236)                (166)
            Minority share of income                                                      422                  143
            Change in:
                    Reinsurance balances, net                                         (49,284)             (50,095)
                    Ceded reinsurance balances receivable                               3,681                3,933
                    Deferred acquisition costs                                         (6,684)              (6,137)
                    Reserve for claims and claim adjustment expenses                      893                4,717
                    Reserve for unearned premiums                                      65,347               58,649
                    Other                                                                (227)               1,227
                                                                             -----------------    -----------------
                    Cash provided by operating activities                              49,938               49,039
                                                                             -----------------    -----------------

 Cash flows from investing activities
       Proceeds from sale of investments                                              217,740              191,473
       Purchase of investments available for sale                                    (210,382)            (238,051)
       Net proceeds from sale of equity securities                                     26,148                    -
                                                                             -----------------    -----------------
                    Cash provided by (applied to) investing activities                 33,506              (46,578)
                                                                             -----------------    -----------------

 Cash flows from financing activities
       Proceeds from issuance of capital securities                                         -               98,500
       Repayment of bank loan                                                               -             (100,000)
       Dividends paid                                                                  (6,755)              (5,716)
       Purchase of Common Shares                                                            -              (28,055)
                                                                             -----------------    -----------------
                    Cash used in financing activities                                  (6,755)             (35,271)
                                                                             -----------------    -----------------

 Net increase (decrease) in cash and cash equivalents                                  76,689              (32,810)

 Cash and cash equivalents,  beginning of period                                      122,929              198,982
                                                                             -----------------    -----------------

 Cash and cash equivalents, end of period                                           $ 199,618            $ 166,172
                                                                             =================    =================

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd., and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                   (unaudited)


1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe"), its wholly owned subsidiary, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") and its majority owned subsidiary Glencoe Insurance Ltd. ("Glencoe"). RenaissanceRe, Renaissance Reinsurance and Glencoe are collectively referred to herein as the "Company". In the opinion of the Company's management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 1998 and December 31, 1997, its results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. These consolidated financial statements should be read in conjunction with the 1997 audited consolidated financial statements and related notes thereto. Certain comparative information has been reclassified to conform to current presentation. Because of the seasonality of the Company's business the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

2.    Significant Accounting Policies

      a) Earnings per share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No.128.

      b) Comprehensive Income

      As of January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position. SFAS No. 130 requires net unrealized appreciation (depreciation) on the Company's available for sale investments, which were previously reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the 1998 presentation. The adoption of this accounting statement had no impact on the Company's net income or shareholders' equity. Currently, other than the net unrealized gain (loss) on the Company's investments available for sale, there are no other Company balances which are required to be included as a component of other comprehensive income.

3.    Earnings per share

      The following table sets forth the computation of basic and diluted earnings per share.


          --------------------------------------------------------------------------------------
                                                                           March 31
                                                                  1998              1997
          --------------------------------------------------------------------------------------
          (in thousands of U.S. dollars except share and per share data)
          --------------------------------------------------------------------------------------
          Numerator:
              Net income                                         $    35,674        $    35,437
                                                                 ===============================
          Denominator:
              Denominator for basic earnings per share -
                   weighted average shares                        22,297,935         22,779,461
              Per share equivalents of employee stock
                   options and restricted shares                     409,797            515,250
                                                                  ------------------------------
              Denominator for diluted earnings per share -
                   adjusted weighted average shares and
                   assumed conversions                            22,707,732         23,294,711
                                                                 ===============================

               Basic earnings per share                                $1.60              $1.56

               Diluted earnings per share                              $1.57              $1.52


1. During the quarter ended March 31, 1998, the Board of Directors of the Company declared, and the Company paid, a dividend of $0.30 per share to shareholders of record as of February 18, 1998.

2. Interest paid was $2.9 million for the quarter ended March 31, 1998 and $1.7 million for the same period in the previous year. On March 1, 1998 the Company paid a semi-annual dividend on the Capital Securities of $4.3 million.

3. In January 1998, the Company began to provide personal lines coverages through DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe. DeSoto is a special purpose Florida homeowners insurance company that is licensed to assume and renew homeowner policies from the Florida JUA, a state sponsored insurance company. DeSoto's initial assumption approximated 12,000 policies and an in-force premium of approximately $10 million.

4. On December 19, 1997, the Company announced it had executed a definitive agreement to acquire the operating subsidiaries of Nobel Insurance Limited, through a newly established U.S. holding company. The principal businesses of Nobel Insurance Limited are the service and underwriting of commercial property, casualty and surety risks for specialized industries and personal lines coverage for low value dwellings. The casualty business will be substantially reinsured by Inter-Ocean Reinsurance Company Ltd., who will provide comprehensive retrospective reinsurance. Nobel Insurance Limited's principal operating unit, Nobel Insurance Company ("Nobel"), is a Texas domiciled company, licensed in 50 states. The purchase of the operating subsidiaries of Nobel Insurance Limited is expected to close by the end of June 1998.

      Effective April 20, 1998, Nobel sold the renewal rights to its surety business for $3.5 million plus an additional contingent fee of up to an additional $3.5 million. Nobel does not currently anticipate receiving any portion of this contingent fee.

5.    Subsequent Events

      Glencoe has agreed to repurchase from Underwriters Reinsurance Company ("Underwriter Re") its 20 percent interest in Glencoe. The estimated purchase price is $15.2 million. Following this repurchase, RenaissanceRe will own 100% of the outstanding stock of Glencoe.

      On May 5, 1998, the Company conducted its Annual General Meeting of Shareholders, at which each proposal to be considered by the shareholders described in the Company's Proxy Statement relating to the Annual Meeting (the "Proxy Statement") was adopted. Accordingly, the Memorandum of Association and Bye-laws of the Company have been amended pursuant to such shareholder approval, as described more fully in the Proxy Statement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the quarter ended March 31, 1998 compared to the quarter ended March 31,
1997

For the quarter ended March 31, 1998, net income available to common shareholders was $35.7 million or $1.57 per share, compared to $35.4 million or $1.52 per share for the same quarter in 1997.

Gross premiums written for the first quarter of 1998 have remained relatively flat at $119.1 million compared to gross written premiums of $120.4 million for the same quarter of 1997. The 1.1 percent decrease in written premiums was the result of a 12.3 percent decrease in premiums due to the Company not renewing coverage and a 10.1 percent decrease related to changes in pricing, participation level and coverage on renewed business, which was partially offset by a 23.5 percent increase in premiums related to new business, which is primarily the result of new business written by the primary operations.

During 1998, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the first quarter of 1998, ceded premiums written were $6.7 million compared with $2.7 million for the same quarter in 1997.

The table below sets forth the Company's combined ratio and components thereof for the quarters ended March 31, 1998 and 1997:


                                                         Quarters Ended March 31,
                                                       1998                  1997
                                                       ----                  ----
Loss ratio                                             17.1%                25.5%
Expense ratio                                          27.7%                22.0%
                                               -----------------------------------------

Combined ratio                                         44.8%                47.5%
                                               =========================================


Claims and claim adjustment expenses incurred for the quarter ended March 31, 1998 were $7.9 million or 17.1 percent of net premiums earned. In comparison, claims and claim adjustment expenses for the quarter ended March 31, 1997 were $14.2 million or 25.5 percent of net premiums earned. The decrease relates primarily to a lower level of catastrophe events in the first quarter of 1998.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $6.4 million for each of the quarters ended March 31, 1998 and 1997.

Operating expenses for the first quarter of 1998 increased to $6.4 million compared with $5.9 million for the same quarter of 1997. The primary cause for the increase in operating expenses, is the continued development of the Company's primary operations.

Net investment income, excluding realized investment gains and losses, for the first quarter of 1998 was $13.6 million, compared to $12.1 million for the same period in 1997. The increase in net investment income was the result of an increased return on the investment portfolio and higher average invested assets which is primarily related to cash flows from operations.

Interest expense and minority interest for the quarter ended March 31, 1998 increased to $2.9 million from $2.7 million for the same period in 1997. The increase was primarily related to the higher interest rate on the $100.0 million of Capital Securities which were issued during the first quarter of 1997.

As of January 1, 1998 the company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position. SFAS No. 130 requires net unrealized appreciation (depreciation) on the Company's available for sale investments, which were previously reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the 1998 presentation. The adoption of this accounting statement had no impact on the Company's net income or shareholders' equity. Currently, other than the net unrealized gain (loss) on the Company's investments available for sale, there are no other Company balances which are required to be included as a component of other comprehensive income.


FINANCIAL CONDITION

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

Liquidity and Capital Requirements

As a holding company, RenaissanceRe relies on invested assets, investment income, cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and pay quarterly dividends, if any, to RenaissanceRe's shareholders. The payment of dividends by its subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act 1978, amendments thereto and related regulations of Bermuda (the "Act"), requires the subsidiaries to maintain certain measures of solvency and liquidity. As at March 31, 1998 the statutory capital and surplus of the Company's subsidiaries was $655.0 million, and the amount required to be maintained was $150.0 million.

The operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. The subsidiaries also maintain a concentration of their investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise.

During the second quarter of 1998, Glencoe entered into an agreement to purchase the 20 percent minority interest in Glencoe held by Underwriters Re. Following the purchase of Glencoe's shares from Underwriters Re, Glencoe will be wholly owned by RenaissanceRe.

Under the terms of its agreement to acquire the operating subsidiaries of Nobel Insurance Limited, the Company is required to pay $54.1 million in cash to consummate the purchase, and will provide approximately $8.9 million of limited recourse financing, in exchange for a promissory note from Nobel Insurance Limited, to enable Nobel Insurance Limited to support certain of its obligations in the liquidation of the remaining operations. The Company's U.S. holding company has received a commitment from a syndicate of banks to provide $35 million of term debt and a $15 million revolving credit facility. The loan will be guaranteed by RenaissanceRe.

The Company anticipates that its primary insurance operations, including Glencoe, DeSoto and Nobel, will become an increasingly important element of the Company over time. The Company currently believes that internally generated capital will be sufficient to support its reinsurance and insurance businesses, however external financing may be utilized to finance significant transactions.

From time to time, the Company may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, the Company seeks an attractive return on equity, the ability to develop or capitalize on a competitive advantage and opportunities that will not detract from its core reinsurance operations. Accordingly, the Company regularly reviews strategic transaction opportunities and periodically engages in discussions regarding possible transactions. However, other than with respect to the anticipated acquisition of Nobel, the Company has no definitive agreements with respect to any material transaction and there can be no assurance that the Company will enter into any such agreement in the future, or that any consummated transaction would contribute materially to the Company's results.

Cash flows from operating activities for the first quarter of 1998 resulted principally from premium and investment income, net of paid losses, acquisition costs and underwriting expenses. Cash flows from operations in the first quarter of 1998 were $49.9 million, compared to $49.0 million for the same period in 1997. The Company has produced cash flows from operations in the first quarter of 1998, and the full years of 1997 and 1996 significantly in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the potential high severity and low frequency of losses on the coverages written by the Company, and the seasonality of the Company's business, it is not possible to accurately predict the Company's future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Reserves

The Company's policy is to establish claim reserves for the settlement costs of all claims and claim adjustment expenses incurred by the Company when an event occurs. During the quarter ended March 31, 1998 the Company incurred claims of $7.9 million and paid losses of $7.0 million. This was a relatively light quarter for natural catastrophes which therefore positively affected the Company's results of operations. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this reduced level of losses.

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

Reserves for claims and claim expenses may include reserves for unpaid reported claims and claim expenses and reserves for estimated losses that have been incurred but not reported to the Company. Such reserves are estimated by management based upon reports received from ceding companies, as supplemented by the Company's own estimates of reserves on such reported losses as well as reserves for losses that are incurred but not reported. The Company's reserve estimates are continually reviewed and, in accordance with GAAP, as adjustments to these reserves become necessary, such adjustments are reflected in current operations.


Capital Resources & Shareholders' Equity


The total capital resources of the Company as at March 31, 1998 and  December 31, 1997 was as follows:
---------------------------------------------------------------------------------------------
                                                          March 31,     December 31,
(in thousands)                                              1998            1997
---------------------------------------------------------------------------------------------
Revolving Credit Facility - borrowed                      $ 50,000        $ 50,000
Revolving Credit Facility - unborrowed                     150,000         150,000
Minority interest - Company obligated mandatorily
   redeemable capital securities of a subsidiary trust     100,000         100,000
Shareholders' Equity                                       631,606         598,703
---------------------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                                   $931,606        $898,703
=============================================================================================

During the first quarter of 1998, shareholders' equity increased by $32.9 million, from $598.7 million at December 31, 1997 to $631.6 million at March 31, 1998. The significant components of the increase included net income from continuing operations of $35.7 million and a decrease in the unrealized depreciation on investments of $3.8 million, partially offset by the payment of dividends of $6.8 million and the issuance of restricted stock under the Company's 1993 Stock Incentive Plan.

Investments

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

-----------------------------------------------------------------------------------------------------------
                                                                               March 31,    December 31,
(in thousands)                                                                   1998           1997
-----------------------------------------------------------------------------------------------------------
Investments available for sale, at fair value                                 $ 710,435      $ 710,166
Equity securities, at fair value                                                      -         26,372
Cash and cash equivalents                                                       199,618        122,929
-----------------------------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                                         $ 910,053      $ 859,467
===========================================================================================================

The growth in the Company's portfolio of invested assets for the quarter ended March 31, 1998 primarily resulted from net cash provided by operating activities of $49.9 million.

The Company's current investment guidelines call for the invested asset portfolio, including cash and cash equivalents, to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At March 31, 1998, the invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.3 years and an average yield to maturity of 5.87 percent, after investment expenses.

All fixed income securities in the Company's investment portfolio are classified as securities available for sale and are carried at fair value. Any unrealized gains or losses as a result of changes in fair value over the period such investments are held are not reflected in the Company's statement of operations, but rather are reflected in accumulated other comprehensive income in the consolidated statement of shareholders' equity, in accordance with SFAS No. 115 and 130.

As at March 31, 1998 the Company held investments and cash totaling $910.0 million with a net unrealized depreciation balance of $6.3 million. The Company's investment portfolio, is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At March 31, 1998, $20.6 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented approximately 2.3 percent of the Company's invested assets.

The Company's investment portfolio does not contain any investments in derivatives. Also, the Company's investment portfolio does not contain any direct investments in real estate, mortgage loans or similar securities.


Effects of Inflation

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local or regional economy. The anticipated effects on the Company are implicitly considered in the

Company's catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim adjustment expenses. The actual effects of this post event inflation on the results of the Company cannot be accurately known until claims are ultimately settled.


Year 2000

Certain computer programs and/or software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has completed an assessment of its business applications and computer systems, and believes that all critical business applications and systems will function properly with respect to dates in the year 2000 and thereafter.

The Company is in the process of evaluating its potential exposures from the non-compliance, if any, of its vendors' and customers' systems with the Year 2000. There can be no assurance that the systems of its vendors and customers, on which the Company relies for supporting information, will be timely converted and would not have an effect on the Company's business operations.

Currently, none of the Company's reinsurance or insurance policies specifically provides coverage for Year 2000 losses. The Company has begun to explicitly exclude coverage for Year 2000 losses from its policies, and expects to adopt this wording for the majority of its policies and contracts going forward. The Company believes that the potential for a material loss due to this exposure has been, or will be, minimized; however, there can be no assurance that potential losses would not have an adverse effect on the future results of operations.

The Company anticipates completing the Year 2000 evaluation prior to December 31, 1998 and it is anticipated that any future costs associated with the Year 2000 project will be minimal and accordingly not have an adverse effect on the future results of operations.


Current Outlook

It is anticipated that the competitive pressures that have existed since 1995 will continue into 1998. The Company anticipates that these pressures will continue to suppress the growth in premiums from property catastrophe reinsurance contracts. However, although no assurance can be given, the Company believes that opportunities in certain select markets will continue to exist, which because of the Company's competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, will enable the Company to find additional opportunities in the property catastrophe reinsurance business that otherwise would not be available.

Additionally, the Company's financial strength has enabled it to pursue opportunities outside of the property catastrophe reinsurance market into the catastrophe exposed primary insurance market. The Company believes that its financial strength will enable it to continue to pursue other opportunities in the future. There can be no assurance that the Company's pursuit of such opportunities will materially impact the Company's financial condition and results of operations.

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

Part II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

               None

Item 2 -- Changes in Securities and Use of Proceeds

               None

Item 3 -- Defaults Upon Senior Securities

               None

Item 4 -- Submission of Matters to a Vote of Security Holders

               None

Item 5 -- Other Information

               None

Item 6 -- Exhibits and Reports on Form 8-K

        a.     Exhibits:

               Exhibit 3.1 - Memorandum of Increase in Share Capital of the
                             Company.

               Exhibit 3.2 - Amended and Restated Bye-laws of the Company.

               Exhibit 27 - Financial Data Schedule.

        b.     Current Reports on Form 8-K:

               The Registrant filed a Current Report on Form 8-K on January 6, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                           RenaissanceRe Holdings Ltd.

Date:   May 14, 1998

                             By:    /s/ John M. Lummis
                                 -------------------------
                                      John M. Lummis
                                 Senior Vice President and
                                  Chief Financial Officer