Form 10-Q
period 1998-06-30
RENAISSANCERE HOLDINGS LTD
filed 1998-08-14
CIK 913144

UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                     ---   ---

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share as of June 30, 1998 was 22,264,485.

Total number of pages in this report:      25

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

Part I -- Financial Information

         Item 1 -- Financial Statements

         Consolidated Balance Sheets as of June 30, 1998                        3
         (Unaudited) and December 31, 1997

         Unaudited Consolidated Statements of Operations for                    4
         the six months ended June 30, 1998 and 1997

         Unaudited Consolidated Statements of Changes in Shareholders'          5
         Equity for the six months ended June 30, 1998 and 1997

         Unaudited Consolidated Statements of Cash Flows                        6
         for the six months ended June 30, 1998 and 1997

         Notes to Unaudited Consolidated Financial Statements                   7

         Item II -- Management's Discussion and Analysis of                     10
         Results of Operations and Financial Condition

Part II -- Other Information                                                    18


         Item 1 - Legal Proceedings
         Item 2 - Changes in Securities and Use of Proceeds
         Item 3 - Defaults Upon Senior Securities
         Item 4 - Submission of Matters to a Vote of Security Holders
         Item 5 - Other Information
         Item 6 - Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                         25

Item 1 - Financial Statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                           Consolidated Balance Sheets
                             (United States Dollars)
                    (in thousands, except per share amounts)

                                                                                           As at
                                                                     ---------------------------------------------------
                                                                       June 30, 1998                December 31, 1997
                                                                     -------------------          ----------------------
Assets                                                                  (Unaudited)
Fixed maturity investments available for sale, at fair value
   (Amortized cost $809,836 and $712,946 at June 30, 1998 and
    December 31, 1997, respectively)                                    $   804,558                       $ 700,665
Equity securities at fair value (cost $5,808 and $24,229
    at June 30, 1998 and December 31, 1997, respectively)                     5,808                          26,372
Short term investments                                                       31,605                           9,501
Cash and cash equivalents                                                    87,823                         122,929
                                                                        ------------                      ----------
     Total investments and cash                                             929,794                         859,467

Premiums receivable                                                         126,686                          56,568
Ceded reinsurance balances                                                   51,877                          17,454
Losses recoverable                                                           74,169                               -
Accrued investment income                                                    10,314                          12,762
Deferred acquisition costs                                                   18,496                           5,739
Other assets                                                                 47,034                           8,759
                                                                        ------------                      ----------
     Total assets                                                       $ 1,258,370                       $ 960,749
                                                                        ============                      ==========
Liabilities, Minority Interests and Shareholders' Equity
Liabilities
Reserve for claims and claim adjustment expenses                        $   202,839                       $ 110,037
Reserve for unearned premiums                                               144,997                          57,008
Bank loans payable                                                           85,000                          50,000
Reinsurance balances payable                                                 73,104                          21,778
Other                                                                        11,921                           9,541
                                                                        ------------                      ----------
     Total liabilities                                                      517,861                         248,364
                                                                        ------------                      ----------
Minority Interest - Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior
  subordinated debentures of the Company                                    100,000                         100,000
Minority interest - Glencoe                                                       -                          13,682
Shareholders' Equity
Common shares                                                                22,264                          22,441
Additional paid-in capital                                                   43,790                          52,481
Unearned share grant compensation                                            (9,607)                         (4,731)
Accumulated other comprehensive income (net unrealized
   depreciation on investments)                                              (5,278)                        (10,155)
Retained earnings                                                           589,340                         538,667
                                                                        ------------                      ----------
     Total shareholders' equity                                             640,509                         598,703
                                                                        ------------                      ----------
     Total liabilities, minority interests, and
     shareholders' equity                                               $ 1,258,370                       $ 960,749
                                                                        ============                      ==========
Book value per Common Share                                             $     28.77                       $   26.68
                                                                        ============                      ==========
Common Shares outstanding                                                    22,264                          22,441
                                                                        ============                      ==========

    The accompanying notes are an integral part of these financial statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                             (United States Dollars)
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                              Quarters Ended                               Year-to-Date
                                                 -----------------------------------------   ---------------------------------------
                                                   June 30, 1998           June 30, 1997      June 30, 1998           June 30, 1997
                                                 ------------------      -----------------   ---------------      ------------------
Revenues
   Gross Premiums Written                             $ 45,851              $ 34,804             $ 164,996              $ 155,163
                                                      ========              ========             =========              =========
   Net premiums written                               $  5,162              $ 20,576             $ 117,614              $ 138,224
   Decrease (increase) in unearned premiums             41,879                30,887               (24,476)               (30,860)
                                                      --------              --------             ---------              ---------
   Net premiums earned                                  47,041                51,463                93,138                107,364
   Net investment income                                12,629                12,216                26,258                 24,341
   Net foreign exchange gains (losses)                    (827)                  479                  (851)                (1,164)
   Other income                                            347                  --                     347                   --
   Net realized losses on investments                   (2,163)                 (302)                 (927)                  (136)
                                                      --------              --------             ---------              ---------
   Total revenues                                       57,027                63,856               117,965                130,405
                                                      --------              --------             ---------              ---------
Expenses
   Claims and claim adjustment expenses incurred        10,294                11,106                18,170                 25,344
   Acquisition expenses                                  5,436                 5,937                11,828                 12,315
   Operating expenses                                    7,827                 6,099                14,202                 12,017
   Corporate expenses                                      812                   605                 1,602                  2,562
   Interest expense                                        794                   769                 1,580                  2,702
                                                      --------              --------             ---------              ---------
   Total expenses                                       25,163                24,516                47,382                 54,940
                                                      --------              --------             ---------              ---------
Income before minority interest and taxes               31,864                39,340                70,583                 75,465
Minority Interest - Company Obligated Mandatorily
   Redeemable Capital Securities of a Subsidiary
   Trust holding solely Junior Subordinated
   Debentures of the Company                             2,159                 2,183                 4,270                  2,728
Minority interest - Glencoe                                283                   152                   705                    295
                                                      --------              --------             ---------              ---------

Income before taxes                                     29,422                37,005                65,608                 72,442
Income tax expense                                         884                  --                   1,396                   --
                                                      --------              --------             ---------              ---------
   Net income                                         $ 28,538              $ 37,005             $  64,212              $  72,442
                                                      ========              ========             =========              =========
Earnings per Common Share - basic                     $   1.28              $   1.63             $    2.88              $    3.19
Earnings per Common Share - diluted                   $   1.26              $   1.59             $    2.83              $    3.12
Average shares outstanding - basic                      22,237                22,700                22,267                 22,740
Average shares outstanding - diluted                    22,728                23,201                22,718                 23,248
Claims and claim expense ratio                           21.9%                 21.6%                 19.6%                  23.6%
Expense ratio                                            28.2%                 23.4%                 27.9%                  22.7%
                                                      --------              --------             ---------              ---------
Combined ratio                                           50.1%                 45.0%                 47.5%                  46.3%
                                                      ========              ========             =========              =========

    The accompanying notes are an integral part of these financial statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                 For the six months ended June 30, 1998 and 1997
                             (United States Dollars)
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                             1998                         1997
                                                                  ------------------------       ------------------------
Retained earnings
       Balance -- January 1                                       $ 538,667                       $ 422,061
       Net income                                                    64,212       $ 64,212           72,442      $72,442
       Dividends paid                                               (13,539)                        (11,438)
                                                                  ----------                      ----------
       Balance -- June 30                                           589,340                         483,065
                                                                  ----------                      ----------
Accumulated other comprehensive income
       Balance -- January 1                                         (10,155)                          1,577
       Net unrealized gains on securities, net of
            adjustment (see disclosure)                               4,877          4,877            5,384        5,384
                                                                                  ---------                      --------
       Comprehensive income                                                       $ 69,089                       $77,826
                                                                  ----------      =========       ----------     ========
       Balance -- June 30                                            (5,278)                          6,961
                                                                  ----------                      ----------
Unearned share grant compensation & loans to officers
       Balance -- January 1                                          (4,731)                         (3,868)
       Share grants awarded                                          (5,964)                              -
       Amortization and / or interest on loans                        1,088                            (122)
                                                                  ----------                      ----------
       Balance -- June 30                                            (9,607)                         (3,990)
                                                                  ----------                      ----------
Common Shares
       Balance -- January 1                                          22,441                          23,531
       Restricted stock granted and exercise of options                 173                             172
       Issuance of shares                                                 -                             174
       Repurchase of shares                                            (350)                         (1,513)
                                                                  ----------                      ----------
       Balance -- June 30                                            22,264                          22,364
                                                                  ----------                      ----------
Paid-in Capital
       Balance -- January 1                                          52,481                         102,902
       Restricted stock granted and exercise of options               6,606                          (2,226)
       Issuance of shares                                                 -                           5,764
       Repurchase of  shares                                        (15,297)                        (51,945)
                                                                  ----------                      ----------
       Balance -- June 30                                            43,790                          54,495
                                                                  ----------                      ----------
Total Equity                                                      $ 640,509                       $ 562,895
                                                                  ==========                      ==========
Disclosure regarding net unrealized gains
Net unrealized holding gains arising during period                $   5,804                       $   5,520
Less: net realized gains included in net income                        (927)                           (136)
                                                                  ----------                      ----------
Net unrealized gains on securities                                $   4,877                       $   5,384
                                                                  ==========                      ==========

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      (United States Dollars in thousands)
                                   (Unaudited)

                                                                                                            Year to date
                                                                                                 -----------------------------------
                                                                                                 June 30, 1998         June 30, 1997
                                                                                                 -------------         -------------
Cash Flows from Operating Activities

      Net income                                                                                 $ 64,212                  $ 72,442

      Adjustments to reconcile net income to
         cash provided by operating activities

         Amortization and depreciation                                                              2,540                       520
         Realized investment gains                                                                    927                       136
         Minority share of income                                                                     706                       295
         Change in:
              Reinsurance balances, net                                                           (24,292)                  (36,099)
              Deferred acquisition costs                                                           (7,140)                   (4,651)
              Reserve for claims and claim adjustment expenses, net                                 4,235                       756
              Reserve for unearned premiums, net                                                   28,366                    38,191
              Other                                                                                   (25)                    1,679
                                                                                                 ---------                ----------

              Cash provided by operating activities                                                69,529                    73,269
                                                                                                 ---------                ----------

 Cash flows from investing activities
      Proceeds from sale of fixed income investments                                              340,078                   278,100
      Purchase of investments available for sale                                                 (385,811)                 (377,281)
      Proceeds from sale of equity investments                                                     26,148                         -
      Net purchases of short-term investments                                                     (18,312)                        -
      Purchase of minority interest's share in Glencoe                                            (13,682)                        -
      Payment for puchase of Nobel, net of cash acquired                                          (58,869)                        -
                                                                                                 ---------                ----------

              Cash used in investing activities                                                  (110,448)                  (99,181)
                                                                                                 ---------                ----------

 Cash flows from financing activities
      Proceeds from issuance of capital securities                                                      -                   100,000
      Proceeds from (repayment of) bank loan                                                       35,000                  (100,000)
      Dividends paid                                                                              (13,539)                  (11,438)
      Purchase of Common Shares                                                                   (15,647)                  (53,458)
                                                                                                 ---------                ----------

              Cash provided by (used in) financing activities                                       5,814                   (64,896)
                                                                                                 ---------                ----------

 Net decrease in cash and cash equivalents                                                        (35,105)                  (90,808)

 Cash and cash equivalents,  beginning of period                                                  122,928                   198,982
                                                                                                 ---------                ----------

 Cash and cash equivalents,  end of period                                                       $ 87,823                 $ 108,174
                                                                                                 =========                ==========

    The accompanying notes are an integral part of these financial statements

                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                   (Unaudited)


1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its subsidiaries, which are collectively referred to herein as the "Company". In the opinion of the Company's management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 1998 and December 31, 1997, and its results of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the 1997 audited consolidated financial statements and related notes thereto. Certain comparative information has been reclassified to conform to current presentation. Because of the seasonality of the Company's business the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

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

         b)       Comprehensive Income

         As of January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position. SFAS No. 130 requires net unrealized appreciation (depreciation) on the Company's available for sale investments, which were previously reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the 1998 presentation. The adoption of this accounting statement had no impact on the Company's net income or shareholders' equity. Currently, other than the net unrealized gain on the Company's investments available for sale, there are no other Company balances which are required to be included as a component of other comprehensive income.

3.       Earnings per share

         The following table sets forth the computation of basic and diluted earnings per share.

           ------------------------------------------------------------- ------------------------------------ -------
                                                                                    Quarter ended June 30,
                                                                                 1998                  1997
           ------------------------------------------------------------- --------------------- ----------------------
           (in thousands of U.S. dollars except share and per share data)
           ------------------------------------------------------------- --------------------- ----------------------
           Numerator:
               Net income                                                 $            28,538  $              37,005
                                                                         ===================== ======================
           Denominator:
               Denominator for basic earnings per share -
                    weighted average shares                                        22,236,500             22,700,224
               Per share equivalents of employee stock
                    options and restricted shares                                     491,732                501,075
                                                                         --------------------- ----------------------
               Denominator for diluted earnings per share -
                     adjusted weighted average shares and
                     assumed conversions                                           22,728,232             23,201,299
                                                                         ===================== ======================

                Basic earnings per share                                                $1.28                  $1.63

                Diluted earnings per share                                              $1.26                  $1.59


           ------------------------------------------------------------- ------------------------------------ -------
                                                                                    Six months to June 30,
                                                                                 1998                  1997
           ------------------------------------------------------------- --------------------- ----------------------
           (in thousands of U.S. dollars except share and per share data)
           ------------------------------------------------------------- --------------------- ----------------------
           Numerator:
               Net income                                                 $            64,212  $              72,442
                                                                         ===================== ======================
           Denominator:
               Denominator for basic earnings per share -
                    weighted average shares                                        22,267,217             22,739,843
               Per share equivalents of employee stock
                    options and restricted shares                                     450,774                508,162
                                                                         --------------------- ----------------------
               Denominator for diluted earnings per share -
                     adjusted weighted average shares and
                     assumed conversions                                           22,717,991             23,248,005
                                                                         ===================== ======================

                Basic earnings per share                                                $2.88                  $3.19

                Diluted earnings per share                                              $2.83                  $3.12


4. The Board of Directors of the Company declared, and the Company paid, dividends of $.30 per share to shareholders of record on each of May 20 and February 18, 1998. On August 5, 1998, the Board of Directors of the Company declared a dividend of $.30 per share payable on September 2, 1998 to shareholders of record on August 19, 1998.

5. Interest paid was $1.6 million for the six month period ended June 30, 1998 and $2.5 for the same period in 1997. On March 1, 1998 the Company paid a semi-annual dividend on the Capital Securities of $4.3 million.

6. In January 1998, the Company began to provide personal lines coverages through DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe. DeSoto is a special purpose Florida homeowners insurance company that is licensed to assume and renew homeowner policies from the Florida JUA, a state sponsored insurance company.

7. On June 25, 1998 the Company completed its acquisition of the U.S. operating subsidiaries of Nobel Insurance Limited, a Bermuda company ("Nobel Limited"), for approximately $54.1 million. The Company also provided Nobel Limited with a limited recourse loan of $8.9 million to support Nobel Limited's liquidation. The Company estimates that Nobel Limited, after liquidating its liabilities, will have the ability to repay $7.9 million of this loan. The gross assets and gross liabilities purchased in the transaction were $188.1 million and $155.9 million. In connection with the transactions the Company recognized approximately $23.9 million of goodwill, which included approximately $1 million of loan forgiveness and $1 million in costs associated with the transaction.

         Also, as part of the transaction, the Company's U.S. holding company borrowed $35 million from a syndicate of banks. This five year term loan has mandatory repayment provisions in years two through five. The banks also provided a $15 million revolving credit facility from which the Company borrowed $4 million on July 13, 1998.

         The principal U.S. operating subsidiaries of Nobel Limited, Nobel Insurance Company and IAS/CatCrew Inc., will continue to conduct business under their current names as subsidiaries of Renaissance U.S. Holdings, Inc. The principal businesses of Nobel Insurance Company, which is admitted in 50 states, are the service and underwriting of personal lines property coverage for low-value dwellings and commercial casualty risks for specialized industries. Contemporaneously with the Nobel acquisition, Nobel Insurance Company entered into a retrospective reinsurance agreement with respect to its casualty business with Inter-Ocean Reinsurance Company Ltd. IAS/CatCrew Inc. provides professional loss adjustment services to property insurance companies.

         Effective April 20, 1998, Nobel Insurance Company sold the renewal rights to its surety business for $3.5 million plus an additional contingent fee of up to an additional $3.5 million. The Company does not currently anticipate receiving any portion of this contingent fee.

8. In May 1998 the Company announced a $25 million share repurchase program. Through June 30, 1998 the Company had repurchased 350,000 shares under this program at total cost of $15.6 million.

9. On June 5, 1998, Glencoe Insurance Ltd. completed the repurchase from Underwriters Reinsurance Company of its 20 percent interest in Glencoe. The purchase price was $15.2 million. RenaissanceRe now owns 100% of the outstanding stock of Glencoe.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997

For the quarter ended June 30, 1998, net income available to common shareholders was $28.5 million or $1.26 per share, compared to $37.0 million or $1.59 per share for the same quarter in 1997.

Gross premiums written for the second quarter of 1998 increased to $45.8 million compared to gross written premiums of $34.8 million for the same quarter of 1997. The 31.6 percent increase in gross premiums written was the result of a
75.7 percent increase in premiums relating to new business, a 12.9 percent decrease relating to the Company not renewing certain coverages and a 31.2 percent decrease related to changes in coverage, participation level and pricing on certain renewed business. The quarterly increase in premiums related to new business is primarily the result of new business written by Renaissance Reinsurance.

During 1998, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the second quarter of 1998, ceded premiums written were $40.7 million compared with $14.2 million for the same quarter in 1997. This higher level of ceded reinsurance reduces net premiums earned but management believes that purchases of reinsurance reduces the Company's level of risk.

The table below sets forth the Company's combined ratio and components thereof for the quarters ended June 30, 1998 and 1997.

                                          Quarters Ended
                                          --------------
                                              June 30,
                                              --------
                                      1998                 1997
                                      ----                 ----
           Loss ratio                 21.9%                21.6%
           Expense ratio              28.2%                23.4%
                                      -----                -----

           Combined ratio             50.1%                45.0%
                                      =====                =====

Claims and claim adjustment expenses incurred for the quarter ended June 30, 1998 were $10.3 million or 21.9 percent of net premiums earned. In comparison, claims and claim adjustment expenses for the quarter ended June 30, 1997 were $11.1 million or 21.6 percent of net premiums earned.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $5.4 million for the quarter ended June 30, 1998 and $5.9 million in the same quarter of 1997. Operating expenses for the second quarter of 1998 increased to $7.8 million compared with $6.1 million for the same quarter of 1997. The primary cause for the increase in operating expenses was the continued development of the Company's primary operations.

Net investment income, excluding realized investment gains and losses, increased to $12.6 million for the second quarter of 1998, compared to $12.2 million for the same period in 1997.

Interest expense and minority interest for the quarters ended June 30, 1998 and 1997 increased to $3.2 million from $3.1 million.


For the six months ended June 30, 1998 compared to the six months ended June 30, 1997

For the six months ended June 30, 1998, net income available to common shareholders was $64.2 million or $2.83 per share, compared to $72.4 million or $3.12 per share for the same six months in 1997.

Gross premiums written for the first six months of 1998 increased 6.3 percent to $165.0 million compared to gross written premiums of $155.2 million for the same six months of 1997. The 6.3 percent increase in written premiums was the result of a 33.8 percent increase in premiums relating to new business, an 18.2 percent decrease relating to the Company not renewing certain coverages and a 9.3 percent decrease related to changes in coverage, participation level and pricing on certain renewed business.

During 1998, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the first six months of 1998, ceded premiums written were $47.4 million compared with $16.9 million for the same period in 1997. This higher level of ceded reinsurance reduces net premiums earned but management believes that purchases of reinsurance significantly reduces the company's level of risk.

The table below sets forth the Company's combined ratio and components thereof for the six months ended June 30, 1998 and 1997.

                                               Six months ended
                                               ----------------
                                                   June 30,
                                                   --------
                                          1998                  1997
                                          ----                  ----
            Loss ratio                   19.6%                  23.6%
            Expense ratio                27.9%                  22.7%
                                         -----                  -----

            Combined ratio               47.5%                  46.3%
                                         =====                  =====

Claims and claim adjustment expenses incurred for the six months ended June 30, 1998 were $18.2 million or 19.6 percent of net premiums earned. In comparison, claims and claim adjustment expenses for the six months ended June 30, 1997 were $25.3 million or 23.6 percent of net premiums earned.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $11.8 million for the six months ended June 30, 1998 and $12.3 million in the same six months of 1997. Operating expenses for the first six months of 1998 increased to $14.2 million compared with $12.0 million for the same six months of 1997. The primary cause for the increase in operating expenses was the continued development of the Company's primary operations.

Net investment income, excluding realized investment gains and losses, increased for the first six months of 1998 to $26.3 million, compared to $24.3 million for the same period in 1997. The increase in net investment income was largely the result of higher average invested assets which is primarily related to cash flows from operations.

Interest expense and minority interest for the six months ended June 30, 1998 increased to $6.6 million from $5.7 million for the same period in 1997. The increase was related to increased minority interest earnings of Glencoe and the accrual on the $100.0 million of Capital Securities that were issued during the first quarter of 1997.


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

Liquidity and Capital Requirements

As a holding company, RenaissanceRe relies on invested assets, investment income, cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and pay quarterly dividends, if any, to RenaissanceRe's shareholders. The payment of dividends by its subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act 1978, amendments thereto and related regulations of Bermuda (the "Act"), requires the subsidiaries to maintain certain measures of solvency and liquidity. As at June 30, 1998 the statutory capital and surplus of the Company's subsidiaries was $640.0 million, and the amount required to be maintained was $170.5 million.

The Company's operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. The subsidiaries also maintain a concentration of their investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet claims payments should the need arise.

During the second quarter of 1998, Glencoe purchased the 20 percent minority interest in Glencoe held by Underwriters Re for approximately $15.2 million. As a result of the purchase of Glencoe's shares from Underwriters Re, Glencoe is now wholly-owned by RenaissanceRe.

Under the terms of its agreement to acquire the operating subsidiaries of Nobel Insurance Limited, the Company paid $54.1 million in cash to consummate the purchase, and provided approximately $8.9 million of limited recourse financing, in exchange for a promissory note from Nobel Insurance Limited, to enable Nobel Insurance Limited to support certain of its obligations in the liquidation of its remaining operations. As part of the transaction the Company's U.S. holding company borrowed $35 million from a syndicate of banks. This five year term loan has mandatory repayment provisions in years two through five. The banks also provided a $15 million revolving credit facility from which the Company borrowed $4 million on July 13, 1998. Both the loan and the credit facility bear interest at a spread above LIBOR and are guaranteed by RenaissanceRe.

The Company anticipates that its primary insurance operations, including Glencoe, DeSoto and Nobel, will become an increasingly important element of the Company over time. The Company currently believes that internally generated capital will be sufficient to support its reinsurance and insurance businesses, however external financing may be utilized to finance significant transactions.

From time to time, the Company may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, the Company seeks an attractive return on equity, the ability to develop or capitalize on a competitive advantage and opportunities that will not detract from its core reinsurance operations. Accordingly, the Company regularly reviews strategic transaction opportunities and periodically engages in discussions regarding possible transactions. However, currently the Company has no definitive agreements with respect to any material transaction..

Cash flows from operating activities for the first six months of 1998 resulted principally from premium and investment income, net of paid losses, acquisition costs and underwriting expenses. Cash flows from operations in the first six months of 1998 were $69.5 million, compared to $73.2 million for the same period in 1997. The Company has produced cash flows from operations in the first six months of 1998, and the full years of 1997 and 1996 significantly in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the potential high severity and low frequency of losses on the coverages written by the Company, and the seasonality of the Company's business, it is not possible to accurately predict the Company's future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

The Company has assumed risk through catastrophe and weather linked securities and derivative instruments. The Company may in the future also utilize other derivatives. To date the Company has not experienced any losses from such securities or derivatives.

Reserves

The Company's policy is to establish claim reserves for the settlement costs of all claims and claim adjustment expenses incurred by the Company when an event occurs. During the quarter ended June 30, 1998 the Company incurred claims of $10.3 million and paid losses of $6.6 million. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this level of losses.

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

Capital Resources & Shareholders' Equity
The total capital resources of the Company as at June 30, 1998 and December 31, 1997 was as follows:

--------------------------------------------------------------------------------------
                                                               June 30,  December 31,
(in thousands)                                                   1998        1997
--------------------------------------------------------------------------------------
Term loan payable                                             $ 35,000   $    -
Revolving Credit Facility-- borrowed                            50,000     50,000
Revolving Credit Facility-- unborrowed                         165,000    150,000
Minority interest-- Company obligated mandatorily
   redeemable capital securities of a subsidiary trust         100,000    100,000
Shareholders' Equity                                           640,509    598,703

--------------------------------------------------------------------------------------

TOTAL CAPITAL RESOURCES                                       $990,509   $898,703

======================================================================================

During the first six months of 1998, shareholders' equity increased by $41.8 million, from $598.7 million at December 31, 1997 to $640.5 million at June 30, 1998. The significant components of the increase included net income from continuing operations of $64.2 million, partially offset by the payment of dividends of $13.5 million and the purchase of common stock of $15.6 million.

In May 1998 the Company announced a $25 million share repurchase program. Through June 30, 1998 the Company had repurchased 350,000 shares under this program at total cost of $15.6 million.

Investments

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

--------------------------------------------------------------------------------------------
                                                                June 30,       December 31
(in thousands)                                                    1998             1997
--------------------------------------------------------------------------------------------
Investments available for sale, at fair value                 $ 804,558         $ 700,665
Equity securities, at fair value                                  5,808            26,372
Cash and cash equivalents                                       119,428           132,430

--------------------------------------------------------------------------------------------

TOTAL INVESTED ASSETS                                         $ 929,794         $ 859,467

============================================================================================

The growth in the Company's portfolio of invested assets for the six months ended June 30, 1998 primarily resulted from net cash provided by operating activities of $69.5 million.

The Company's current investment guidelines call for the invested asset portfolio, including cash and cash equivalents, to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At June 30, 1998, the fixed income portfolio had a dollar weighted average rating of AA, an average duration of 2.6 years and an average yield to maturity of 6.0 percent, after investment expenses.

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

As at June 30, 1998 the Company held investments and cash totaling $929.8 million with net unrealized depreciation of $5.3 million. The Company's investment portfolio is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At June 30, 1998, $7.6 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1.0 percent of the Company's invested assets.

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

Currently, none of the Company's reinsurance or insurance policies specifically provides coverage for Year 2000 losses, and the Company does not intend to provide coverage for these losses. However, in the future, it is possible that the Company may elect to provide such coverage, or that certain of the Company's policies could be held to cover such losses. If so, there can be no assurance that such losses would not have a material adverse effect on the Company's future results of operations.

The Company anticipates completing the Year 2000 evaluation prior to December 31, 1998 and it is anticipated that any future costs associated with the Year 2000 project will not be material and accordingly not have an adverse effect on the future results of operations.


Current Outlook

It is anticipated that the competitive pressures that have existed since 1995 will continue through 1998. The Company anticipates that these pressures will continue to suppress the growth in premiums from property catastrophe reinsurance contracts. However, although no assurance can be given, the Company believes that opportunities in certain select markets will continue to exist which, because of the Company's competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, will enable the Company to find additional opportunities in the property catastrophe reinsurance business that otherwise would not be available.

The Company has entered the primary insurance business, focusing particularly on catastrophe exposed business, with a view to leveraging the risk assessment skills of the core reinsurance business. Through Nobel, the Company's business activities now also include liability insurance. In addition, the Company from time to time considers other new business opportunities unrelated to its business in catastrophe exposed insurance and reinsurance.

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

             None

Item 2 -- Changes in Securities and Use of Proceeds

             None

Item 3 -- Defaults Upon Senior Securities

             None

Item 4 -- Submission of Matters to a Vote of Security Holders:

         (a) The registrant's 1998 Annual General Meeting of Shareholders was held on May 5, 1998.

         (b) Proxies were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement. Each of the Directors was re-elected to the Board.

         (c) The following matters were voted upon and approved at the Annual General Meeting with the voting results as indicated:


         1. To elect eleven directors of the Company to serve for the terms indicated and until their successors are duly elected and qualified, as follows: (x) four of the eleven directors to serve until the Company's 1999 annual general meeting of shareholders;
                (y) three of the eleven directors to serve until the Company's 2000 annual general meeting of shareholders; and (z) four of the eleven directors to serve until the Company's 2001 annual general meeting of shareholders.

                  Nominee                   Votes For                  Withheld
                  -------                   ---------                  --------
                  Arthur S. Bahr            18,590,490                 2,962,783
                  Thomas A. Cooper          18,590,490                 2,962,783
                  Edmund B. Greene          18,589,990                 2,963,283
                  Daniel Hale               18,590,090                 2,963,183
                  Gerald L. Igou            18,590,090                 2,963,183
                  Kewsong Lee               18,589,990                 2,963,283
                  Howard H. Newman          18,589,990                 2,963,283
                  Scott E. Pardee           18,590,490                 2,962,783
                  James N. Stanard          18,590,490                 2,962,783
                  John C. Sweeney           18,589,990                 2,963,283
                  David A. Tanner           18,589,990                 2,963,283

         2. To amend the Company's Bye-Laws to provide for a classified Board of Directors.

                     Votes For                      Against                  Withheld
                     ---------                      -------                  --------
                     12,288,851                     4,849,718                4,414,704

         3. To amend the Company's Bye-Laws to provide that Directors may be removed only for cause upon the affirmative vote of the holders of not less than 66-2/3% of the voting rights attached to all issued and outstanding capital shares of the Company entitled to vote thereon.

                     Votes For                      Against                  Withheld
                     ---------                      -------                  --------
                     11,936,773                     5,201,234                4,415,266

         4. To amend the Company's Bye-Laws to fix the size of the Board at eleven directors and to authorize the Board, at its discretion, to expand the size of the Board to twelve directors and to fill any additional position so created.

                     Votes For                      Against                  Withheld
                     ---------                      -------                  --------
                     16,875,540                     1,794,430                2,883,303

         5. To amend the Company's Bye-Laws to provide that shareholders of record may nominate persons for election as director at an annual or special general meeting of shareholders only if prior written notice signed by no less than 20 shareholders holding in the aggregate not less than 10% of the outstanding paid up share capital of the Company stating such shareholders' intent to make such nomination has been given to the Secretary of the Company:
                (a) in the case of an annual general meeting, not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual general meeting of shareholders; and (b) in the case of a special general meeting called for the purpose of electing directors, not later than the close of business on the tenth day following the day on which notice of the date of the special general meeting was mailed or public disclosure of the date of the special general meeting was made, whichever first occurs.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     12,588,366                    4,551,809                 4,413,098

         6. To amend the Company's Bye-Laws to provide that business may be properly introduced by the shareholders at an annual general meeting where such business is not brought by or at the direction of the Board, in addition to any other applicable requirements, only if written notice thereof containing certain prescribed information concerning such proposal is deposited with the Secretary of the Company by shareholders representing at least one-twentieth of the Company's outstanding voting rights or constituting not less than 100 persons at least six weeks prior to the date of the annual general meeting whichever first occurs.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     12,551,585                    4,587,968                 4,413,720

         7. To amend the Company's Bye-Laws to provide that not less than 60 nor more than 90 days notice shall be given of a special general meeting properly requisitioned by shareholders holding at least 10% of the outstanding paid up share capital of the Company.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     12,800,686                    4,337,634                 4,414,953

         8. To amend the Company's Bye-Laws to prohibit holders of the Company's capital shares, other than certain exempted persons, from obtaining or exercising more than 9.9% of the voting rights attached to all issued and outstanding capital shares of the Company.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     12,245,618                    4,895,595                 4,412,060

         9. To amend the Company's Bye-Laws to require the affirmative vote of at least 66-2/3% of the outstanding voting rights attached to all issued and outstanding capital shares of the Company entitled to vote thereon to amend, repeal or adopt any provision inconsistent with any of Proposals 2, 3, 4, 5, 6, 7 or 8 and the amendment contemplated by this Proposal.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     11,165,498                    5,975,680                 4,412,095

         10. To amend the Company's Memorandum of Association to increase the Company's authorized capital to an aggregate of 325,000,000 shares, consisting of 225,000,000 Common Shares and 100,000,000 Preference Shares, in order to facilitate the potential adoption by the Board in the future of a shareholder rights plan.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     13,472,537                    5,197,333                 2,883,403

         11. To amend the RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Directors Stock Plan (the "Directors Plan") which would (i) increase the number of authorized shares available for issuance thereunder from 100,000 Common Shares to 200,000 Common Shares, and (ii) provide that any shares which are tendered to or withheld by the Company under the Directors Plan in connection with the exercise of options granted thereunder or the payment of related withholding taxes shall again become available for grant thereunder.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     18,374,051                    290,694                   2,888,528

         12. To appoint independent auditors of the Company for the 1998 fiscal year to serve until the Company's 1999 annual general meeting of shareholders and to refer to the Board the determination of the auditors' remuneration.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     18,663,299                    7,917                     2,882,057

         13. In accordance with the Company's Bye-Laws, to vote on a proposal as the holder of all outstanding capital shares of Renaissance Reinsurance Ltd. ("Reinsurance"), to elect eleven directors of Reinsurance to serve for the terms indicated and until their successors are duly elected and qualified, as follows: (x) four of the eleven directors to serve until the Reinsurance 1999 annual general meeting of shareholders; (y) three of the eleven directors to serve until the Reinsurance 2000 annual general meeting of shareholders; and (z) four of the eleven directors to serve until the Reinsurance 2001 annual general meeting of shareholders.

                  Nominee                   Votes For                  Withheld
                  -------                   ---------                  --------
                 Arthur S. Bahr             18,590,490                 2,962,783
                 Thomas A. Cooper           18,590,490                 2,962,783
                 Edmund B. Greene           18,589,990                 2,963,283
                 Daniel Hale                18,590,090                 2,963,183
                 Gerald L. Igou             18,590,090                 2,963,183
                 Kewsong Lee                18,589,990                 2,963,283
                 Howard H. Newman           18,589,990                 2,963,283
                 Scott E. Pardee            18,590,490                 2,962,783
                 James N. Stanard           18,590,490                 2,962,783
                 John C. Sweeney            18,589,990                 2,963,283
                 David A. Tanner            18,589,990                 2,963,283

         14. In accordance with the Company's Bye-Laws, to vote on a proposal as the holder of all outstanding capital shares of Reinsurance, to amend the Reinsurance Bye-Laws to provide for a classified board of directors of Reinsurance (the "Reinsurance Board").

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     12,338,711                    4,800,143                 4,414,419

         15. In accordance with the Company's Bye-Laws, as the holder of all outstanding capital shares of Reinsurance, to amend the Reinsurance Bye-Laws to fix the size of the Reinsurance Board at eleven directors and to authorize the Reinsurance Board, at its discretion, to expand its size to twelve directors and to fill any additional position so created.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     16,696,465                    1,971,805                 2,885,003

         16. In accordance with the Company's Bye-Laws, as the holder of all outstanding capital shares of Reinsurance, to appoint independent auditors of Reinsurance for the 1998 fiscal year to serve until the 1999 annual general meeting of shareholders of Reinsurance and to refer to the Reinsurance Board the determination of the auditors' remuneration.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     18,660,824                    8,867                     2,883,582

         17. RESOLVED, in accordance with the Company's Bye-Laws, to vote on a proposal to amend the Memorandum of Association of Reinsurance to increase the minimum issued and fully paid share capital of Reinsurance to $1 million.

                     Votes For                     Against                   Withheld
                     ---------                     -------                   --------
                     18,484,754                    176,297                   2,892,222

Item 5.  Other Information

         Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the "Annual Meeting") in accordance with Rule 14a-8 under the Exchange Act but subsequently or otherwise proposed for presentment at the Annual Meeting will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company (i) with respect to the election of directors, after March 6, 1999 and (ii) with respect to any other matter, after March 21, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 21, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

         The Company's Bye-laws provide that, in addition to any other applicable requirements, in order for a resolution to be properly moved by shareholders in accordance with the Bermuda Companies Act and the Bye-laws at an annual general meeting of shareholders where such business is not brought by or at the direction of the Board, such resolution may be introduced by such shareholders at such meeting only if prior written notice thereof is given by such shareholders to the Secretary of the Company at the Company's registered office setting forth as to each matter such shareholders propose to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (ii) the name and record address of such shareholder; (iii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by such shareholder; (iv) a description of all arrangements or understandings between such shareholder and any other person (including his or her name and address) in connection with the proposal of such business by such shareholder and any material interest of such shareholder in such business; and (v) a representation that such shareholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting. The Chairman of an annual general meeting may, if the facts warrant, determine and declare that any business was not properly brought before the meeting and such business will not be transacted.

         With respect to the election of directors, the Company's Bye-laws provide that the only persons who shall be eligible for appointment or election as a director of the Company at any general meeting of the Company other than persons nominated by the Board shall be persons for whom a written notice of nomination signed by not less than twenty shareholders of the Company holding in the aggregate not less than 10% of the outstanding paid up share capital of the Company at that time has been delivered to the registered office of the Company for the attention of the Secretary not less than sixty days prior to the scheduled date of such general meeting or any adjournment thereof. A shareholder's notice proposing a director for nomination must set forth (x) as to each person whom the shareholder proposes to nominate for election as a director: (i) the name, age, business address and residence address of the person; (ii) the principal occupation or employment of the person; (iii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by the person; and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (the "Proxy Filings"); and (y) as to the shareholder giving the notice: (i) the name and record address of such shareholder; (ii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by such shareholder; (iii) a description of all arrangements or understandings between such shareholder and each proposed nominee and any other person (including his name and address) pursuant to which the nomination(s) are to be made by such shareholder; (iv) a representation that such shareholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice; and (v) any other information relating to such shareholder that would be required to be disclosed in a Proxy Filing. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected. The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

Item 6 -- Exhibits and Reports on Form 8-K

          a.      Exhibits:

                  5.1        Amended and Restated Bye-laws of the Company

                  10.1 Credit Agreement, dated as of June 24, 1998, among Renaissance U.S. Holdings, Inc., as Borrower, Various Financial Institutions, as Lenders, Bank of America National Trust and Savings Association, as Administrative Agent, and BancAmerica Robertson Stephens, as Arranger.

                  10.2 Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America National Trust & Savings Association.

                  10.3 Second Amendment Agreement, dated as of June 15, 1998, among RenaissanceRe Holdings Ltd., the Lenders identified therein and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.

                  10.4 Third Amended and Restated Employment Agreement, dated as of June 3, 1998, between Renaissance Reinsurance Ltd. and James N. Stanard.

                  21.1       List of Subsidiaries of RenaissanceRe Holdings Ltd.

                  27         Financial Data Schedule

          b.      Current Reports on Form 8-K:

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                           RenaissanceRe Holdings Ltd.

Date:    August 14, 1998

                           By:  /s/ John M. Lummis
                                ------------------
                                John M. Lummis
                                Senior Vice President and
                                Chief Financial Officer