Form 10-Q
period 1998-09-30
RENAISSANCERE HOLDINGS LTD
filed 1998-11-17
CIK 913144

UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

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

                                 (441) 295-4513
               (Registrant's telephone number,including area code)
                                 Not Applicable
              Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share as of September 30, 1998 was 22,056,605.

Total number of pages in this report:      24

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

Part I -- Financial Information

         Item 1 -- Financial Statements

         Consolidated Balance Sheets as of September 30, 1998                   3
         (Unaudited) and December 31, 1997

         Unaudited Consolidated Statements of Operations for                    4
         the nine months ended September 30, 1998 and 1997

         Unaudited Consolidated Statements of Changes in Shareholders'          5
         Equity for the nine months ended September 30, 1998 and 1997

         Unaudited Consolidated Statements of Cash Flows                        6
         for the nine months ended September 30, 1998 and 1997

         Notes to Unaudited Consolidated Financial Statements                   7

         Item II -- Management's Discussion and Analysis of                     13
         Results of Operations and Financial Condition

Part II -- Other Information                                                    23


         Item 1 - Legal Proceedings
         Item 2 - Changes in Securities and Use of Proceeds
         Item 3 - Defaults Upon Senior Securities
         Item 4 - Submission of Matters to a Vote of Security Holders
         Item 5 - Other Information
         Item 6 - Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                         24

Part I - Financial information
Item 1 - Financial statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                           Consolidated Balance Sheets
                             (United States Dollars)
                    (in thousands, except per share amounts)

                                                                                       As at
                                                                     -------------------------------------------
                                                                       Sept. 30, 1998          Dec. 31, 1997
                                                                     --------------------   --------------------
Assets                                                                   (Unaudited)
Fixed maturity investments available for sale, at fair value
   (Amortized cost $779,708 and $712,946, at September 30, 1998 and
    December 31, 1997, respectively)                                           $ 778,596              $ 700,665
Equity securities at fair value (cost $1,801 and $24,229 at
    September 30, 1998, and December 31, 1997, respectively)                       1,499                 26,372
Short term investments                                                            45,730                  9,501
Cash and cash equivalents                                                        120,348                122,929
                                                                     --------------------   --------------------
       Total investments and cash                                                946,173                859,467

Premiums receivable                                                              115,953                 56,568
Ceded reinsurance balances                                                        63,901                 17,454
Losses recoverable                                                               135,504                      -
Accrued investment income                                                         16,329                 12,762
Deferred acquisition costs                                                        20,481                  5,739
Other assets                                                                      41,965                  8,759
                                                                     --------------------   --------------------
     Total assets                                                            $ 1,340,306              $ 960,749
                                                                     ====================   ====================
Liabilities, Minority Interests and Shareholders' Equity

Liabilities
Reserve for claims and claim adjustment expenses                               $ 249,290              $ 110,037
Reserve for unearned premiums                                                    144,067                 57,008
Bank loans payable                                                               100,000                 50,000
Reinsurance balances payable                                                      76,591                 21,778
Other                                                                             21,451                  9,541
                                                                     --------------------   --------------------
     Total liabilities                                                           591,399                248,364
                                                                     --------------------   --------------------
Minority Interest - Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior
  subordinated debentures of the Company                                         100,000                100,000
Minority interest - Glencoe                                                            -                 13,682
Shareholders' Equity
Common shares                                                                     22,057                 22,441
Additional paid-in capital                                                        34,113                 52,481
Unearned stock grant compensation                                                 (8,896)                (4,731)
Accumulated other comprehensive income (net unrealized
   depreciation on investments)                                                   (1,414)               (10,155)
Retained earnings                                                                603,047                538,667
                                                                     --------------------   --------------------
     Total shareholders' equity                                                  648,907                598,703
                                                                     --------------------   --------------------
     Total liabilities, minority interests, and
     shareholders' equity                                                    $ 1,340,306              $ 960,749
                                                                     ====================   ====================
Book value per Common Share                                                      $ 29.42                $ 26.68
                                                                     ====================   ====================
Common Shares outstanding                                                         22,057                 22,441
                                                                     ====================   ====================


   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                             (United States Dollars)
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                Quarters Ended                            Year-to-Date
                                                        -------------------------------         --------------------------------
                                                        Sept. 30, 1998   Sept. 30, 1997         Sept. 30, 1998    Sept. 30, 1997
                                                        --------------   --------------         --------------    --------------
Gross Premiums Written                                    $ 78,117          $ 60,411               $ 243,113         $ 215,574
                                                          ========          ========               =========         =========
Revenues

  Net premiums written                                    $ 66,381          $ 46,740               $ 183,995         $ 184,964
  Decrease (increase) in unearned premiums                  (7,715)            6,255                 (32,191)          (24,605)
                                                          --------          --------               ---------         ---------
  Net premiums earned                                       58,666            52,995                 151,804           160,359
  Net investment income                                     13,305            12,653                  39,563            36,994
  Net foreign exchange gains (losses)                           49              (356)                   (802)           (1,520)
  Other income                                                 642                 -                     989                 -
  Net realized gains (losses) on investments                (5,833)            1,053                  (6,760)              917
                                                          --------          --------               ---------         ---------
Total revenues                                              66,829            66,345                 184,794           196,750
                                                          --------          --------               ---------         ---------
Expenses
  Claims and claim adjustment expenses, net                 26,696            14,673                  44,866            40,017
  Acquisition expenses                                       7,536             6,663                  19,364            18,978
  Operating expenses                                         9,581             6,116                  23,783            18,133
  Corporate expenses                                         1,252               295                   2,854             2,857
  Interest expense                                           1,381               786                   2,961             3,488
                                                          --------          --------               ---------         ---------
  Total expenses                                            46,446            28,533                  93,828            83,473
                                                          --------          --------               ---------         ---------
Income before minority interest and taxes                   20,383            37,812                  90,966           113,277
Minority Interest - Company obligated mandatorily
  redeemable capital securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company                                  2,088             2,088                   6,358             4,816
Minority interest - Glencoe                                      -               316                     705               611
                                                          --------          --------               ---------         ---------
Income before taxes                                         18,295            35,408                  83,903           107,850
Income tax expense (benefit)                               (2,077)                -                    (681)                -
                                                          --------          --------               ---------         ---------
  Net income                                              $ 20,372          $ 35,408               $  84,584         $ 107,850
                                                          ========          ========               =========         =========

Earnings per Common Share - basic                         $   0.93          $   1.59               $    3.81         $    4.78
Earnings per Common Share - diluted                       $   0.91          $   1.56               $    3.74         $    4.68
Operating earnings per Common Share - diluted             $   1.17          $   1.51               $    4.04         $    4.64
Average shares outstanding - basic                          21,962            22,233                  22,173            22,571
Average shares outstanding - diluted                        22,393            22,699                  22,613            23,065
Claims and claim expense ratio                                45.5%             27.7%                   29.6%             25.0%
Expense ratio                                                 29.2%             24.1%                   28.4%             23.1%
                                                          --------          --------               ---------         ---------
Combined ratio                                                74.7%             51.8%                   58.0%             48.1%
                                                          ========          ========               =========         =========

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                      Consolidated Statements of Changes in
                 Shareholders' Equity For the nine months ended
                           September 30, 1998 and 1997
                             (United States Dollars)
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                           1998                            1997
                                                              ------------------------------  -----------------------------
Retained earnings
         Balance -- January 1                                     $ 538,667                       $ 422,061
         Net income                                                  84,584        $ 84,584         107,850      $ 107,850
         Dividends paid                                             (20,204)                        (17,032)
                                                              --------------                  --------------
         Balance -- September 30                                    603,047                         512,879
                                                              --------------                  --------------
Accumulated other comprehensive income
         Balance -- January 1                                       (10,155)                          1,577
         Net unrealized gains on securities, net of
              adjustment (see disclosure)                             8,741           8,741           8,710          8,710
                                                                              --------------                  -------------
         Comprehensive income                                                      $ 93,325                      $ 116,560
                                                                              ==============                  =============
                                                              --------------                  --------------
         Balance -- September 30                                     (1,414)                         10,287
                                                              --------------                  --------------
Unearned stock grant compensation and loans to officers
         Balance -- January 1                                        (4,731)                         (3,868)
         Stock grants awarded                                        (5,964)                              -
         Amortization and / or net reduction on loans                 1,799                             504
                                                              --------------                  --------------
         Balance -- September 30                                     (8,896)                         (3,364)
                                                              --------------                  --------------
Common Stock
         Balance -- January 1                                        22,441                          23,531
         Exercise of stock options                                      192                             255
         Issuance of stock                                                -                             174
         Repurchase of shares                                          (576)                         (1,513)
                                                              --------------                  --------------
         Balance -- September 30                                     22,057                          22,447
                                                              --------------                  --------------
Paid-in Capital
         Balance -- January 1                                        52,481                         102,902
         Exercise of options for Ordinary Shares                       (283)                         (3,298)
         Issuance of stock                                            6,728                           5,764
         Repurchase of Ordinary Shares                              (24,813)                        (51,945)
                                                              --------------                  --------------
         Balance -- September 30                                     34,113                          53,423
                                                              --------------                  --------------
Total Equity                                                      $ 648,907                       $ 595,672
                                                              ==============                  ==============
Disclosure regarding net unrealized gains
Net unrealized holding gains arising during period                  $ 1,981                         $ 9,627
Net realized losses (gains) included in net income                    6,760                            (917)
                                                              --------------                  --------------
Net unrealized gains (losses) on securities                         $ 8,741                         $ 8,710
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

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      (United States Dollars in thousands)
                                   (Unaudited)

                                                                                               Year to date
                                                                                   -----------------------------------
                                                                                   Sept. 30, 1998       Sept. 30, 1997
                                                                                   --------------       --------------
 Cash Flows from Operating Activities
        Net income                                                                     $ 84,584            $ 107,850
        Adjustments to reconcile net income to
             cash provided by operating activities

             Amortization and depreciation                                                3,651                3,701
             Realized investment losses (gains)                                           6,760                 (917)
             Minority share of income                                                       705                  611
             Change in:
                    Reinsurance balances, net                                           (10,072)             (22,228)
                    Deferred acquisition costs                                           (9,125)              (3,837)
                    Reserve for claims and claim adjustment expenses, net                 6,806                8,327
                    Unearned premiums and ceded receivables, net                         (2,043)              35,061
                    Other                                                                (6,453)              (2,640)
                                                                                       --------            ---------
                    Cash provided by operating activities                                74,813              125,928
                                                                                       --------            ---------
 Cash flows from investing activities
        Proceeds from sale of investments                                               506,186              359,530
        Purchase of investments available for sale                                     (521,659)            (434,269)
        Proceeds from (purchases of) equity investments                                  30,681              (49,169)
        Net purchases of short-term investments                                         (22,936)                   -
        Payment for purchase of Nobel, net of cash acquired                             (58,869)                   -
        Purchase of minority interest's share in Glencoe                                (15,204)              (5,185)
                                                                                       --------            ---------
                    Cash applied to investing activities                                (81,801)            (129,093)
                                                                                       --------            ---------

 Cash flows from financing activities
        Proceeds from issuance of Company obligated mandatorily
           redeemable capital securities of a subsidiary trust holding
           solely junior subordinated debentures of the Company                               -               98,500
        Proceeds from (repayment of) bank loan                                           50,000             (100,000)
        Dividends paid                                                                  (20,204)             (17,031)
        Purchase of Common Shares                                                       (25,389)             (53,458)
                                                                                       --------            ---------
                    Cash provided by (used in) financing activities                       4,407              (71,989)
                                                                                       --------            ---------
 Net decrease in cash and cash equivalents                                               (2,581)             (75,154)
 Cash and cash equivalents, beginning of period                                         122,929              198,982
                                                                                       --------            ---------
 Cash and cash equivalents, end of period                                             $ 120,348            $ 123,828
                                                                                      =========            =========

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd., and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                   (Unaudited)


1. The consolidated financial statements have been prepared on the basis of United States Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its subsidiaries, which are collectively referred to herein as the "Company". In the opinion of the Company's management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 1998 and December 31, 1997, and its results of operations, changes in shareholders' equity and cash flows for the nine month periods ended September 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the 1997 audited consolidated financial statements and related notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. Certain comparative information has been reclassified to conform to current presentation. Because of the potentially significant variability and seasonality of the Company's business, the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

2.    Accounting Pronouncements

      a)    Earnings Per Share

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS
      No. 128.

      b)    Comprehensive Income

      As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position. SFAS No. 130 requires net unrealized appreciation (depreciation) on the Company's available for sale investments, which were previously reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the 1998 presentation. The adoption of this accounting statement had no financial impact on the

      Company's net income or shareholders' equity. Currently, other than the net unrealized loss on the Company's investments available for sale, there are no other Company balances which are required to be included as a component of other comprehensive income.

      c)    Segment Reporting

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior years financial statements in the initial year of application.

      d)    Derivative Instruments and Hedging Activities

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Currently, the Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements.

3.    Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                  Quarter ended September 30,
                                                       1998         1997
                                                   -----------------------
(in thousands, except share and per share data)

Numerator:
    Net income                                     $   20,372       35,408
                                                   =======================
Denominator:
    Denominator for basic earnings per share -
         weighted average shares                   21,962,000   22,233,000
    Per share equivalents of employee stock
         options and restricted shares                431,000      466,000
                                                   -----------------------
    Denominator for diluted earnings per share -
          adjusted weighted average shares and
          assumed conversions                      22,393,000   22,699,000
                                                   =======================


     Basic earnings per share                      $      .93   $     1.59
     Diluted earnings per share                    $      .91   $     1.56

                                                 Nine months ended September 30,
                                                      1998           1997
                                                   -----------------------
(in thousands, except share and per share data)

Numerator:
    Net income                                     $   84,584   $  107,850
                                                   =======================
Denominator:
    Denominator for basic earnings per share -
         weighted average shares                   22,173,000   22,571,000
    Per share equivalents of employee stock
         options and restricted shares                440,000      494,000
                                                   -----------------------
    Denominator for diluted earnings per share -
          adjusted weighted average shares and
          assumed conversions                      22,613,000   23,065,000
                                                   =======================

     Basic earnings per share                      $     3.81   $     4.78
     Diluted earnings per share                    $     3.74   $     4.68



4. The Board of Directors of the Company declared, and the Company paid, dividends of $.30 per share to shareholders of record on each of February 18, May 20, and August 19, 1998. On November 5, 1998 the Board of Directors of the Company declared a dividend of $.30 per share payable on December 19, 1998 to shareholders of record on December 3, 1998.

5. Interest paid was $3.0 million for the nine-month period ended September 30, 1998 and $3.1 for the same period in 1997. On September 1, 1998 the Company paid a semi-annual dividend on the Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities") of $4.3 million.

6. In January 1998, the Company began to provide personal lines coverages through DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe Insurance Ltd. ("Glencoe"). DeSoto is a special purpose Florida homeowners insurance company that is licensed to assume and renew homeowner policies from the Florida JUA, a state sponsored insurance company.

7. On June 25, 1998, the Company completed its acquisition of the U.S. operating subsidiaries of Nobel Insurance Limited, a Bermuda company ("Nobel Limited"), for $54.1 million. The Company also incurred approximately $1 million of loan forgiveness and $1 million in costs associated with the transaction. The Company also provided Nobel Limited with a limited recourse loan of $8.9 million to support the liquidation of Nobel Limited. The Company currently estimates that Nobel Limited, after satisfying its liabilities, will have the ability to repay $7.9 million of this loan. The gross assets and gross liabilities purchased in the transaction were $188.1 million and $155.9 million, respectively, thereby resulting in the recognition of $23.9 million of goodwill, which is being amortized on a straight line basis over a 20 year period. The Company has accounted for this acquisition using the purchase method of accounting. The Company issued no shares as part of the purchase.

      Nobel Limited's principal U.S. operating subsidiaries, Nobel Insurance Company ("Nobel") and IAS/CatCrew Inc., are continuing to conduct business under their historical names as subsidiaries of Renaissance U.S. Holdings, Inc. ("Renaissance U.S."). The principal businesses of Nobel are the service and underwriting of personal lines property coverage for low-value dwellings, and casualty and surety risks for specialized industries, through Nobel which is licensed as an admitted insurer in each of the 50 states of America. IAS/CatCrew Inc. provides professional loss adjustment services to property insurance and reinsurance companies.

      In connection with the Nobel acquisition, Renaissance U.S. borrowed $35 million from a syndicate of banks. In addition, the banks have provided a $15 million revolving credit facility which as of September 30, 1998 has been fully utilized. Effective September 30, 1998, the Company contributed an additional $9 million of capital to Nobel resulting in total aggregate capital contributions to Nobel and its affiliates of $65.1 million.

      Contemporaneously with the Nobel acquisition, Nobel entered into a retroactive reinsurance contract with its lead casualty reinsurers, American Reinsurance Company and Inter-Ocean Reinsurance Company Ltd.
      This contract provides Nobel with approximately $40 million of protection from adverse development on its pre October 1, 1997 casualty book of business. During the third quarter of 1998, Nobel recognized pre-tax loss development on this book of business of $4.2 million, which is recoverable under this contract. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", Nobel must record recoveries on retroactive reinsurance over the remaining settlement period. Accordingly, although the Company has reflected in its third quarter 1998 income statement a $4.2 loss from adverse development on Nobel's pre October 1, 1997 casualty book of business, the Company has also recorded a $4.2 million deferred gain which the Company expects to record over the future cash settlement period of this retroactive reinsurance policy. The deferred gain is recognized into income by multiplying the amount of such gain by a fraction, the numerator being the cash recoveries collected by Nobel under the contract, and the denominator being the total losses ceded to the contract. See Note 9 and Financial Condition - Current Outlook for a discussion of the Company's reinsurance and future operations of Nobel, respectively.

      Effective April 20, 1998, Nobel sold the renewal rights to its surety business for $3.5 million plus an additional contingent fee of up to an additional $3.5 million.

      Operating results of Nobel and its affiliates acquired by the Company have been included in the consolidated financial statements from their date of acquisition. As required by Accounting Principles Board Opinion No. 16, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and Nobel and its affiliates assuming the acquisition of Nobel and its affiliates had occurred as of January 1 of each year. The pro forma data is for informational purposes only and does not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor is it indicative of the results of future combined operations.

Pro Forma Statements

(in thousands, except per share data)    Historic       Proforma       Historic       Proforma
Years Ended                              30-Sep-98      30-Sep-98      31-Dec-97      31-Dec-97
                                         ---------      ---------      ---------      ---------
Total revenues                        $   200,693   $   233,975   $   254,726   $   305,239

Net income                            $    79,678   $    65,421   $   139,249   $   142,426

Earnings per common share - basic     $      3.59   $      2.95   $      6.19   $      6.33

Earnings per common share - diluted   $      3.52   $      2.89   $      6.06   $      6.20




8. In May 1998, the Company announced a $25 million share repurchase program. An additional $25 million share repurchase program was announced in September 1998. Through September 30, 1998, the Company had repurchased an aggregate of 575,770 shares under these programs at a total cost of $25.4 million.

9. The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions and loss warranties. This reinsurance does not discharge the Company from its primary liability, and accordingly the Company would remain liable to the extent that any reinsurance company fails to meet its obligations under these agreements. As of September 30, 1998, the amounts recoverable for claims and claim expenses from reinsurers were approximately $136 million as reflected on the balance sheet. The Company evaluates the financial condition of its reinsurers through internal evaluation by senior management.

10. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

      The Company has U.S. net operating loss carryforwards and future tax deductions of $2.5 million which will be available to offset regular taxable U.S. income during the carryforward period (through 2018), subject to certain limitations. The tax benefits of these items are reflected in the accompanying table of deferred tax assets and liabilities.

Income taxes - period ended September 30, 1998

The effect of income taxes on operations is presented below:

Non U.S. source - not subject to tax                                $ 86,844
U.S. source - subject to tax                                          (2,941)
                                                            -----------------
Net income before income taxes                                        83,903
                                                            =================
Income tax paid/ payable
     Current
          U.S.                                                       $ 1,518
          State & other                                                  301
                                                            -----------------
                                                                       1,819
     Deferred
          U.S.                                                        (2,500)
                                                            -----------------
Total tax benefit                                                     $ (681)
                                                            =================
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 are presented below:

Deferred tax assets:

   Claims reserves, principally due to discounting
                 for tax                                     $          216
   Net operating loss carryforwards                                   2,518
                                                            -----------------
                                                                      2,734
Deferred tax liabilities:

   Deferred policy acquisition costs                                    (114)
   Other                                                                (120)
                                                            =================
           Net deferred tax asset                            $         2,500
                                                            =================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997

For the quarter ended September 30, 1998, net income available to common shareholders was $20.4 million or $.91 per share, compared to $35.4 million or $1.56 per share for the same quarter in 1997.

Gross premiums written for the third quarter of 1998 increased to $78.1 million compared to gross written premiums of $60.4 million for the same quarter of 1997. The 29.3 percent increase in gross premiums written was the result of a
60.0 percent increase in premiums relating to new business, a 10.1 percent decrease relating to the Company not renewing certain coverages and a 20.6 percent decrease related to changes in coverage, participation level and pricing on certain renewed business. The quarterly increase in premiums related to new business is primarily the result of new business written by Renaissance Reinsurance and the addition of Nobel and DeSoto. In the aggregate, the Company's primary operations produced approximately $23.7 million in gross written premium in the third quarter of 1998, compared to $2.6 million for the same period in 1997. Gross written premiums from Nobel's casualty and surety businesses were $11.5 million and $.3 million respectively, for the quarter ended September 30, 1998.

During 1998, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the third quarter of 1998, ceded premiums written were $11.7 million compared with $13.7 million for the same quarter in 1997. Ceded reinsurance reduces net premiums earned, but management believes that purchases of reinsurance reduce the Company's level of risk that would otherwise exist (See Note 9).

The table below sets forth the Company's combined ratio and components thereof for the quarters ended September 30, 1998 and 1997:

                                           Quarters Ended
                                           --------------
                                            September 30,
                                            -------------
                                            1998    1997
                                            ----    ----
                         Loss ratio         45.5%   27.7%
                         Expense ratio      29.2%   24.1%
                                            ----    ----
                         Combined ratio     74.7%   51.8%
                                            ----    ----

Claims and claim adjustment expenses incurred for the quarter ended September 30, 1998 were $26.7 million or 45.5 percent of net premiums earned. In comparison, claims and claim adjustment expenses for the quarter ended September 30, 1997 were $14.7 million or 27.7 percent of net premiums earned. The increase in the Company's consolidated average loss ratio primarily relates to the inclusion of Nobel and DeSoto. During the third quarter, Nobel incurred a pre-tax loss of approximately $7.4 million, primarily as a result of adverse developments for prior accident years in Nobel's casualty and surety businesses. (See Note 7, and Financial Condition -Reserves and Current Outlook for further discussion on Nobel.) The loss ratio of the Company's core property catastrophe reinsurance business decreased during this period, compared to the same quarter in 1997. For the quarter ended September 30, 1998, incurred losses related to Nobel's casualty and surety businesses were $13.1 million and $1.5 million, respectively.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $7.5 million for the quarter ended September 30, 1998 and $6.7 million in the same quarter of 1997. Operating expenses for the third quarter of 1998 increased to $9.6 million compared with $6.1 million for the same quarter of 1997, primarily as a result of the inclusion of the results of Nobel and DeSoto.

Net investment income, excluding realized investment gains and losses, increased to $13.3 million for the third quarter of 1998, compared to $12.7 million for the same period in 1997. The increase is primarily the result of a higher asset base due to cash flows from operations, partially offset by lower interest rates for the quarter.

Interest expense and minority interest for the quarters ended September 30, 1998 and 1997 increased to $3.5 million from $3.2 million.


For the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

For the nine months ended September 30, 1998, net income available to common shareholders was $84.6 million or $3.74 per share, compared to $107.9 million or $4.68 per share for the same period in 1997.

Gross premiums written for the first nine months of 1998 increased 12.8 percent to $243.1 million compared to gross written premiums of $215.7 million for the same nine months of 1997. The 12.8 percent increase in written premiums was the result of a 41.1 percent increase in premiums relating to new business, a 15.9 percent decrease relating to the Company not renewing certain coverages and a
12.4 percent decrease related to changes in coverage, participation level and pricing on certain renewed business. The increase in premiums relating to new business is primarily the result of the addition of Nobel and DeSoto. In the aggregate, the Company's primary business produced $41.9 million of gross premiums written, compared to $5.2 million for the same period in 1997. Gross written premiums from Nobel's casualty and surety businesses included in the Company's financial statements for the nine month period ended September 30, 1998 were $11.5 million and $.3 million, respectively.

During 1998, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the first nine months of 1998, ceded premiums written were $59.1 million compared with $30.6 million for the same period in 1997. Ceded reinsurance reduces net premiums earned, but management believes that purchases of reinsurance significantly reduce the Company's level of risk that would otherwise exist (See Note 9).

The table below sets forth the Company's combined ratio and components thereof for the nine-month periods ended September 30, 1998 and 1997:

                                          Nine months ended
                                          -----------------
                                            September 30,
                                            -------------
                                            1998    1997
                                            ----    ----
                         Loss ratio         29.6%   25.0%
                         Expense ratio      28.4%   23.1%
                                            ----    ----
                         Combined ratio     58.0%   48.1%
                                            ====    ====

Claims and claim adjustment expenses incurred for the nine months ended September 30, 1998 were $44.9 million or 29.6 percent of net premiums earned. In comparison, claims and claim adjustment expenses for the nine months ended September 30, 1997 were $40.0 million or 25.0 percent of net premiums earned. The increase in the Company's consolidated average loss ratio primarily relates to the inclusion of Nobel and DeSoto. (See Note 7, and Financial Condition -Reserves and Current Outlook for further discussion on Nobel.) The loss ratio of the Company's core property catastrophe reinsurance business decreased during this period, compared to the same period for 1997. For the nine month period ended September 30, 1998, incurred losses related to Nobel's casualty and surety businesses included in the Company's financial statements were $13.1 million and $1.5 million, respectively.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $19.4 million for the nine months ended September 30, 1998 and $19.0 million in the same period of 1997. Operating expenses for the first nine months of 1998 increased to $23.8 million compared with $18.1 million for the same nine months of 1997 primarily as a result of the inclusion of the results of Nobel and DeSoto.

Net investment income, excluding realized investment gains and losses, increased for the first nine months of 1998 to $39.6 million, compared to $37.0 million for the same period in 1997. The increase in net investment income was largely the result of higher average invested assets which is primarily related to cash flows from operations.

Interest expense and minority interest for the nine months ended September 30, 1998 increased to $10.0 million from $8.9 million for the same period in 1997. The increase was primarily related to a full nine months of accrued interest on the $100.0 million of Capital Securities that were issued during the first quarter of 1997.


FINANCIAL CONDITION

General

The Company provides reinsurance and insurance where risk of natural catastrophe represents a significant component of the overall exposure. The Company's results depend to a large extent on the frequency and severity of catastrophic events, and the concentration and coverage offered to clients impacted thereby. In addition, through the Company's primary operations, the

Company writes personal homeowners coverage, personal lines property coverage for low-value dwellings and casualty and surety risks for specialized industries. The Company also writes minimal amounts in other lines of reinsurance on a limited basis, and actively explores new opportunities.

Liquidity and Capital Requirements

As a holding company, RenaissanceRe relies on invested assets, investment income, cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and pay quarterly dividends, if any, to RenaissanceRe's shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law and in the case of Nobel, Texas insurance law. The Bermuda Insurance Act 1978, amendments thereto and related regulations of Bermuda require the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. Nobel is subject to regulation under the insurance statutes (including holding company regulations) of all 50 states and the District of Columbia, including the state of Texas, where Nobel is domiciled. These regulations relate to, among other things, such matters as the adequacy of Nobel's reserves, restrictions on the dividends Nobel may pay to the Company, the maintenance of capital necessary to support elements of risk pursuant to risk-based capital requirements, and mandated deposits of securities owned by Nobel with state insurance commissioners for the benefit of policyholders. As at September 30, 1998 the statutory capital and surplus of the Company's subsidiaries was $690.9 million, and the amount required to be maintained was $171.4 million.

The Company's operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. However, the Company's cash flow from operations may be influenced by a variety of factors, including cyclical changes in the property and casualty insurance and reinsurance markets, insurance regulations and changes in general economic conditions. The Company's subsidiaries maintain a concentration of their investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet claims payments should the need arise.

During the second quarter of 1998, Glencoe purchased the 20 percent minority interest in Glencoe held by Underwriters Re for $15.2 million. As a result of the purchase of Glencoe's shares from Underwriters Re, Glencoe is now wholly-owned by RenaissanceRe.

Under the terms of its agreement to acquire the operating subsidiaries of Nobel Limited, the Company paid $54.1 million in cash to consummate the purchase, and provided a limited recourse loan of approximately $8.9 million to enable Nobel Limited to support certain of its obligations in the liquidation of its remaining operations. (See Note 7, and Financial Condition -Capital Resources and Equity for further discussion).

The Company currently believes that internally generated capital will be sufficient to support its reinsurance and insurance businesses, however external financing may be utilized to finance significant transactions as and if they arise.

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

Cash flows from operating activities for the first nine months of 1998 resulted principally from premium and investment income, partially offset by paid losses, acquisition costs and underwriting expenses. Cash flows from operations in the first nine months of 1998 were $74.8 million, compared to $125.9 million for the same period in 1997. This reduction is primarily related to (1) a reduction in net income of $23.2 million, due to lower earned premium and higher losses and expenses, and (2) increased payments on the Company's ceded reinsurance of $27.1 million. The Company has produced cash flows from operations in the first nine months of 1998, and the full years of 1997 and 1996 significantly in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the potential high severity and low frequency of losses of the property catastrophe coverages written by the Company (which constitute the majority of its coverages), the potential variability of results from the Company's casualty and surety businesses and the seasonality of the Company's business, it is not possible to precisely predict the Company's future cash flows from operating activities from past results. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Reserves

The Company's policy is to establish claim reserves for the settlement costs of all claims and claim adjustment expenses incurred by the Company when an event occurs. During the quarter ended September 30, 1998 the Company incurred claims of $26.7 million and paid losses of $36.7 million.

Claim reserves represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation, all of which may vary as claims are settled. The amount of uncertainty in these estimates is affected by such factors as the amount of historical claims information relative to the development period for the type of risks, knowledge of the underlying facts and circumstances, and the amount of insurance risk retained. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. Reserves for claims and claim expenses may include reserves for unpaid reported claims and claim expenses and reserves for estimated losses that have been incurred but not reported to the Company. Such reserves are estimated by management based upon reports received from ceding companies, as supplemented by the Company's own estimates of reserves on such reported losses as well as reserves for losses that are incurred but not reported. The Company's reserve estimates are continually reviewed and, in accordance with GAAP, as adjustments to these reserves become necessary, such adjustments are reflected in current operations.

During the third quarter of 1998, Nobel experienced adverse development for prior accident years of its casualty and surety operations and recorded a pre-tax loss of $7.4 million (after-tax $4.9 million). As discussed in Note 7, Nobel has reflected a deferred gain of $4.2 million related to future cash recoveries on a retroactive reinsurance contract with its lead casualty reinsurers. See Note 7 for further discussion of this deferral and Financial Condition-Current Outlook for discussion of current case reserves for Nobel.

Capital Resources and Shareholders' Equity

The total capital resources of the Company as at September 30, 1998 and December 31, 1997 was as follows:

--------------------------------------------------------------------------------
                                                       September 30, December 31,
(in thousands)                                             1998        1997
--------------------------------------------------------------------------------
Term loan payable                                        $ 50,000   $     --
Revolving Credit Facility-- borrowed                       50,000     50,000
Revolving Credit Facility-- unborrowed                    150,000    150,000
Minority interest-- Company obligated mandatorily
   redeemable capital securities of a subsidiary trust    100,000    100,000
Shareholders' Equity                                      648,907    598,703
--------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                                  $998,907   $898,703
================================================================================


The Company has a $200 million committed revolving credit and term loan agreement with a syndicate of commercial banks. Interest rates on the facility are based on a spread above LIBOR and have averaged approximately 6.0 percent during the third quarter of 1998. The credit agreement contains certain financial covenants including requirements of a consolidated debt to capital ratio of .35:1; a consolidated net worth of not less than 125 percent of consolidated debt; and 80 percent of invested assets to be rated BBB- or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at September 30, 1998.

Renaissance U.S. has a $35 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and have averaged approximately 5.9 percent. The Credit Agreement contains certain financial covenants, including a debt service coverage ratio of 125 percent and a covenant that Nobel maintain adjusted surplus at 125 percent of the level required by the risk based capital guidelines of the Texas Department of Insurance. This five year term loan has mandatory repayment provisions approximating 25 percent in each of years two through five. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at September 30, 1998.

The Capital Securities pay cumulative cash distributions at an annual rate of
8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at September 30,1998.

During the first nine months of 1998, shareholders' equity increased by $50.2 million, from $598.7 million at December 31, 1997, to $648.9 million at September 30, 1998. The significant components of the increase included net income from continuing operations of $84.6 million, a decrease in the unrealized depreciation on investments of $8.7 million and share option and restricted stock movement of $2.5 million partially offset by the payment of dividends of $20.2 million and the purchase of common stock of $25.4 million.

In May 1998, the Company announced a $25 million share repurchase program. An additional $25 million share repurchase program was announced in September 1998. Through September 30, 1998, the Company had repurchased an aggregate of 575,770 shares under these programs at a total cost of $25.4 million.

Investments

As of September 30, 1998, the Company held investments and cash totaling $946.2 million with net unrealized depreciation of $1.4 million. The Company's investment portfolio is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

--------------------------------------------------------------------------------
                                                 September 30, December 31
(in thousands)                                       1998         1997
--------------------------------------------------------------------------------
Investments available for sale, at fair value       $778,596   $700,665
Equity securities, at fair value                       1,499     26,372
Cash, cash equivalents and short term investments    166,078    132,430
--------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                               $946,173   $859,467
================================================================================

The growth in the Company's portfolio of invested assets for the nine months ended September 30, 1998 primarily resulted from net cash provided by operating activities of $74.8 million, partially offset by realized losses generated by the sale of securities from the Company's emerging market debt portfolio. The Company's investment income also increased during this period, largely as a result of the increased size of the fixed income portfolio.

At September 30, 1998, the Company's invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.76 years and an average yield to maturity of 5.45 percent, before investment expenses.

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

At September 30, 1998, $8.9 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1.0 percent of the aggregate value of the Company's invested assets.

Derivative Instruments

The Company has assumed risk through catastrophe and weather linked securities and derivative instruments under which losses could be triggered by an industry loss index or natural parameters. For the nine months ended September 30, 1998 the Company's activities with respect to these securities has approximated $2 million of fees and risk premiums. To date the Company has not experienced any losses from such securities or derivatives. The Company is currently accounting for all risk premium as reinsurance premium. The Company may in the future also utilize other derivatives.

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

Impact of Year 2000

Certain computer programs and embedded computer chips use only the last two digits to refer to a year. Therefore, during computer operations, the "00" may be interpreted as being the year 1900, instead of the Year 2000. If not corrected, many computer systems could fail or create erroneous results. Computer systems, equipment and programs that are free from the Year 2000 problem are generally referred to as being compliant.

Year 2000 - Internal Systems

The Company has completed an assessment of its internal business applications and computer systems, including those used in underwriting, policy processing and recording policy details. The Company believes that all critical business applications and systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has backup systems in place for power, certain facilities infrastructure and computer systems in the event of such system failures. While there can be no assurance that these systems will be free from failure, the Company believes that any failure from its internal systems will not materially impact the Company's results of operations or financial condition.

Year 2000 Exposure from Third Parties; Contingency Plan

The Company is in the process of evaluating its potential exposures from the non-compliance, if any, of its vendors' and customers' systems with the Year 2000. There can be no assurance that the systems of its vendors and customers, on which the Company relies on for supporting information and certain services, will be timely converted and would not have an effect on the Company's business operations, financial results or financial condition.

The Company has developed a contingency plan in the event that certain communication systems, key utilities, or vendor systems prove not to be Year 2000 compliant. However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios which may arise as a result of Year 2000 related computer problems. The Company continually evaluates the status of its Year 2000 exposures and modifies its contingency plan as needed.

Year 2000 Policy Coverage

In addition to the risks and costs associated with its internal systems and third party vendors, the Company continues to evaluate its underwriting risk arising from potential losses associated with Year 2000 failures. Variables which may affect the pervasiveness and severity of Year 2000 problems include, but are not limited to, the magnitude of the amount of costs and expenses directly attributable to Year 2000 failures, the portion of such amount, if any, that constitutes insurable losses, and the extent of governmental intervention. Moreover, standard insurance and reinsurance contracts neither explicitly include nor explicitly exclude coverage for Year 2000 failures. The Company does not believe that Year 2000 losses should be covered under the standard forms of contracts that it provides. However, some Year 2000 related losses may or may not be determined to be covered under standard insurance and reinsurance contracts, depending upon the specific contract language, the applicable case law, and the facts and circumstances of each loss. The Company's Year 2000 initiative seeks to minimize its potential Year 2000 underwriting exposure by
(1) performing an underwriting evaluation of potential Year 2000 exposures; (2) not renewing certain contracts where the Company believes the potential risk from Year 2000 losses is too great, and (3) structuring reinsurance contractual language to mitigate potential exposure. The Company cannot be certain that these steps will adequately minimize its Year 2000 underwriting exposures, and given the possible magnitude of the Year 2000 problem, it is possible that the Company may incur Year 2000 insurance coverage related losses. The Company believes it is taking reasonable and appropriate measures in the course of its business operations and client relationships to avoid or mitigate such Year 2000 related exposures.

Current Outlook

As discussed in Note 7, and in Financial Condition - Reserves, during the third quarter of 1998, Nobel experienced adverse development in its casualty and surety businesses resulting in a pre-tax loss of $7.4 million (after-tax $4.9 million). In view of the losses recorded by Nobel during the third quarter, the Company has initiated an evaluation of individual case reserves and potential additional reserve development on both the casualty and surety operations at Nobel. At this time, the Company does not have sufficient information to enable it to provide a reasonable estimate of any additional reserve development that may be recorded in the fourth quarter.

It is anticipated that the competitive pressures in the property catastrophe reinsurance market that have existed since 1995 will continue through 1998 and 1999. During the past four years, these pressures have suppressed the premiums for property catastrophe coverages. However, partially as a result of the $8.3 billion of U.S. catastrophe losses reported in the first three quarters of 1998, as estimated by Property Claims Services, the Company believes that the rate reductions, which have been evident in the past four years, may subside. Also, the Company believes that opportunities in certain select markets will continue to exist which, because of the Company's competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, should enable the Company to find additional opportunities in the property catastrophe reinsurance business that otherwise would not be available.

The Company has entered the primary insurance business, focusing particularly on catastrophe exposed business, with a view to leveraging the risk assessment skills of the core reinsurance business. Through Nobel, the Company's business activities now also include casualty and surety insurance businesses (see above). In addition, the Company will continue to evaluate other new business opportunities, which may be related or unrelated to its current insurance or reinsurance businesses.

The Company's financial strength has enabled it to pursue these opportunities outside of the property catastrophe reinsurance market and into the catastrophe exposed primary insurance market. The Company believes that its financial strength will enable it to continue to pursue other opportunities in the future, however, there can be no assurance that the Company's pursuit of such opportunities will materially impact the Company's financial condition and results of operations.

Note on Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate, among other things, to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for the Company's reinsurance or insurance business, or increased competition owing to increased capacity in the industry; (iii) any lowering or loss of one of the financial or claims-paying ratings of the Company or one or more of its subsidiaries; (iv) actions of competitors; (v) loss of services of any one of the Company's key executive officers; (vi) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation in the United States; (vii) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws; (viii) changes in economic conditions, including currency rate conditions; (ix) uncertainties with respect to the Company's acquisition of Nobel Insurance Company, including the possibility that Nobel will incur greater than foreseen losses; (x) risks relating to the Year 2000 issue; or (xi) a contention by the United States Internal Revenue Service that the Company or Renaissance Reinsurance is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

                  None

Item 2 -- Changes in Securities and Use of Proceeds

                  None

Item 3 -- Defaults Upon Senior Securities

                  None

Item 4 -- Submission of Matters to a Vote of Security Holders

                  None


Item 5. Other Information

                  None

Item 6 -- Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  27.1   Financial Data Schedule

         b.       Current Reports on Form 8-K:

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                    RenaissanceRe Holdings Ltd.

Date:    November 16, 1998

                                    By:     /s/ John M. Lummis
                                            ------------------
                                            John M. Lummis
                                            Senior Vice President and
                                            Chief Financial Officer