Form 10-K
period 1998-12-31
RENAISSANCERE HOLDINGS LTD
filed 1999-04-01
CIK 913144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File No. 34-0-26512


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

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of Common Shares held by nonaffiliates of the Registrant as of March 29, 1999 was $401,252,390 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

     The number of Common Shares outstanding as of March 29, 1999 was 20,927,331.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Sections of the Registrant's Annual Report to Shareholders mailed to shareholders on or about March 30, 1999 (the "Annual Report") are incorporated by reference into Part II of this Form 10-K. With the exception of the sections of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as part of this Form 10-K.

     Sections of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934 relating to the Registrant's Annual General Meeting of Shareholders to be held on May 13, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K. With the exception of the sections of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

================================================================================

                           RENAISSANCERE HOLDINGS LTD.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business..............................................................1
Item 2.  Properties...........................................................24
Item 3.  Legal Proceedings....................................................24
Item 4.  Submission of Matters to a Vote of Security Holders..................24


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Shareholder Matters................................................24
Item 6.  Selected Consolidated Financial Data.................................24
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................24

Item 7A  Quantitative and Qualitative Disclosures about Market Risk...........24

Item 8.  Financial Statements and Supplementary Data..........................25
Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................25

                                    PART III

Item 10. Directors and Executive Officers of the Company......................25
Item 11. Executive Compensation...............................................25
Item 12. Security Ownership of Certain Beneficial Owners and Management.......25
Item 13. Certain Relationships and Related Transactions.......................25


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....25
SIGNATURES....................................................................29


                                       (i)

                                     PART I

     Unless the context otherwise requires, references herein to the "Company" include RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its subsidiaries, which principally include Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), DeSoto Insurance Company ("DeSoto"), Nobel Insurance Company ("Nobel"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance Services Ltd. ("Services"), Renaissance Reinsurance of Europe ("Renaissance Europe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), Pembroke Managing Agents, Inc. ("Pembroke") and Paget Insurance Agency, Inc. ("Paget"). Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 21-23 of this Report.

Note on Forward-Looking Statements

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In particular, statements using verbs such as "expect", "anticipate", "intends", "believe" or words of similar impact generally involve forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for the Company's reinsurance or insurance business, or increased competition owing to increased capacity in the industry; (iii) any lowering or loss of one of the financial or claims-paying ratings of the Company or one or more of its subsidiaries; (iv) risks with implementing business strategies of the Company; (v) uncertainties in the Company's reserving process; (vi) failure of the Company's reinsurers to honor their obligations; (vii) actions of competitors including industry consolidation; (viii) loss of services of any one of the Company's key executive officers; (ix) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which the Company operates; (x) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws; (xi) changes in economic conditions, including currency rate conditions which could affect the Company's investment portfolio; (xii) uncertainties with respect to the Company's planned distribution of certain operating units of Nobel Insurance Company; (xiii) risks relating to the Year 2000 issue; or (xiv) a contention by the United States Internal Revenue Service that the Company or Renaissance Reinsurance is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Business

General

     RenaissanceRe is a Bermuda based holding company, incorporated in 1993, with operating subsidiaries engaged in reinsurance and insurance. The Company's principal operating subsidiary, Renaissance Reinsurance provides property catastrophe reinsurance coverage to insurers and reinsurers, primarily on an excess of loss basis. During 1998, Renaissance Reinsurance wrote $207.2 million of premium and, based on gross premiums written, Renaissance Reinsurance is one of the largest providers of this coverage in the world. Excess of loss catastrophe coverage generally provides coverage for claims arising from large natural catastrophes, such as earthquakes and hurricanes, in excess of a specified loss. In connection with the coverage it provides, Renaissance Reinsurance is also exposed to claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires and tornadoes.

     RenaissanceRe is continuing to expand its primary insurance business through internal growth and acquisition. In 1996 RenaissanceRe incorporated Glencoe, which provides primary catastrophe-exposed property coverage on an excess and surplus lines basis, and is eligible to write business in 29 states. During 1998, Glencoe wrote $5.6 million of primary insurance premium.

     In January 1998, RenaissanceRe began to provide personal lines coverages through DeSoto, a wholly owned subsidiary of Glencoe. DeSoto is a special purpose Florida homeowners insurance company that is licensed to assume and renew homeowner policies from the Florida Joint Underwriting Authority (the "JUA"), a state sponsored insurance company. During 1998, DeSoto wrote $26.7 million of primary homeowners insurance coverage.

     On June 25, 1998, RenaissanceRe, through its U.S. holding company, Renaissance U.S., completed its acquisition of the U.S. operating subsidiaries of Nobel Insurance Limited, a Bermuda company ("Nobel Limited"), for $56.1 million. During the fourth quarter of 1998, RenaissanceRe recorded after tax charges of $40.1 million related to Nobel Insurance Company ("Nobel"). As a result of these charges, RenaissanceRe adopted a plan to exit each of Nobel's current businesses. Nobel will continue to operate these business units on a transitional basis. See "Primary Insurance Operations - Nobel" on page 8 of this form 10-K.

     Nobel is a Texas domiciled company admitted in 50 states and the District of Columbia to write all insurance lines except life insurance, with statutory surplus of $15 million at December 31, 1998. In connection with the acquisition of Nobel, the Company also acquired four related operating companies: (i) Nobel Managing Agents, Inc. ("NMA"), a Texas corporation that provides insurance brokerage and risk management services; (ii) Nobel Insurance Agency, Inc. ("NIA"), a Texas corporation that serves as Nobel's commercial and personal lines recording agency; (iii) Nobel Service Corporation ("NSC"), a Delaware corporation which provides certain administrative and management services for Nobel; and (iv) IAS Claim Services, Inc. ("IAS"), a Delaware corporation which conducts claims adjusting services on behalf of the Company's U.S. primary operations, as well as for third parties.

     In October 1998, Renaissance Europe was incorporated under the laws of Ireland as a wholly owned subsidiary of Renaissance Reinsurance to provide certain property catastrophe reinsurance coverage in Europe.

     On December 31, 1998, RenaissanceRe entered into an agreement to purchase a 10% percent interest in Inter-Ocean Holdings Ltd. Also, effective January 11, 1999, RenaissanceRe entered into a joint venture, Top Layer Reinsurance Ltd., with State Farm Mutual Automobile Insurance Company ("State Farm") to provide high layer coverage for non-U.S. risks.

     The Company's results depend to a large extent on the frequency and severity of catastrophic events, and the coverage offered to clients impacted thereby. In addition, from time to time, the Company may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, the Company seeks an attractive return on equity, the ability to develop or capitalize on a competitive advantage and opportunities that will not detract from its core reinsurance operations. Accordingly, the Company regularly reviews strategic opportunities and periodically engages in discussions regarding possible transactions.

     The property catastrophe reinsurance market and the primary insurance market continued to be highly competitive in 1998. Because the primary catastrophe reinsurance business has been one of the most profitable segments of the market, it is the focus of much competition, which has resulted in lower premiums measured on a risk-adjusted basis.

Ratings

     Renaissance Reinsurance has been assigned an "A" claims-paying ability rating from each of Standard & Poor's Insurance Ratings Services ("S&P") and A.M. Best Company, Inc. ("AM Best"), and Glencoe has been assigned an "A-" claims-paying ability rating from A.M. Best, representing independent opinions of the financial strength and ability of Renaissance Reinsurance and Glencoe to meet their respective obligations to their policyholders. As a result of Nobel's recent operating performance (See "Primary Insurance Operations - Nobel"), A.M. Best has reduced the credit rating of Nobel from "A-" to "B+". Such ratings may not reflect the considerations applicable to an investment in the Company.

     The "A" range ("A+," "A" and "A-") is the third highest of four ratings ranges within what S&P considers the "secure" category. Insurance companies assigned a claims-paying ability rating in the "A" range are believed by S&P to provide good financial security, but their capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions.

     "A (Excellent)" and "A- (Excellent)" are the third and fourth highest of A.M. Best's sixteen ratings designations. Insurance companies assigned an "A" or "A-" rating by A.M. Best are companies which, in A.M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A.M.

     The "B++ and B+ (Very Good)" ratings are the fifth and sixth highest of A.M. Best's sixteen ratings designations and are included within what A.M. Best considers the "secure" category. A.M. Best assigns a B+ rating to insurance companies which in A.M. Best's view have, on balance, excellent financial strength, operating performance and market profile and a good ability to meet their ongoing obligations to policyholders.

Strategy

     The principal components of the Company's business strategy are to:

o Focus on the property catastrophe reinsurance business. The Company's primary focus is property catastrophe reinsurance, which represented approximately 77% of the Company's gross premiums written in 1998, 91% in 1997 and 95% in 1996, respectively.

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

o Capitalize on the experience and skill of management. The Company's senior management team has extensive experience in the reinsurance and/or insurance industries, with an average of approximately 18 years of experience for each of the four senior executives of the Company. Additionally, senior management is supported by an officer group with an average of approximately eleven years of experience in the reinsurance and/or insurance industries.

o Build and maintain long-term relationships with brokers and clients. The Company markets its reinsurance products worldwide exclusively through reinsurance brokers. The Company believes that its existing portfolio of reinsurance business is a valuable asset given the renewal practices of the reinsurance industry. The Company believes that it has established a reputation with its brokers and clients for prompt response on underwriting submissions, for fast claims payments and for the development of customized reinsurance programs. See "Marketing."

o Maintain a low cost structure. Management believes that as a result of its ability to maintain a small staff and by basing operations in the favorable regulatory and tax environment of Bermuda, the Company is able to maintain low operating costs relative to its capital base and net premiums earned. As of March 29, 1999, the Company, including Nobel, had approximately 280 employees. Following the Nobel Acquisition, the Company employed approximately 250 additional employees, and is subject to an increased level of U.S. regulation through the businesses purchased from Nobel. See "Regulation."

o Leverage the Company's modeling expertise by expanding into primary insurance markets with significant natural catastrophe exposures. The Company is pursuing opportunities in the United States to write an increased level of catastrophe-exposed primary insurance. The Company is exploring opportunities to write both personal and commercial coverages, on a primary basis, where natural catastrophe exposures represent a significant component of the overall exposure. In addition to Glencoe, these opportunities are being pursued through the development of new operations, such as DeSoto, or through acquisitions, such as the purchase of the operating subsidiaries of Nobel.

Industry Trends

     It  is  anticipated   that  the  competitive   pressures  in  the  property
catastrophe reinsurance market that have existed since 1995 will continue through 1999. During the past four years, these pressures have suppressed the premiums for property catastrophe coverages. However, partially as a result of the approximately $10.1 billion of U.S. catastrophe losses reported in 1998, as estimated by Property Claims Services, the Company believes that the rate reductions which have been evident in the past four years may subside. Also, the Company believes that opportunities in certain select markets will continue to exist which, because of the Company's competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, should enable the Company to find additional opportunities in the property catastrophe reinsurance business that otherwise would not be available.

     The Company has entered the primary insurance business, focusing particularly on catastrophe exposed business, with a view to leveraging the risk assessment skills of the core reinsurance business. In addition, the Company will continue to evaluate other new business opportunities, which may be related or unrelated to its current insurance or reinsurance businesses.

     The Company's financial strength has enabled it to pursue these opportunities outside of the property catastrophe reinsurance market and into the catastrophe exposed primary insurance market. The Company believes that its financial strength will enable it to continue to pursue other opportunities in the future; however, there can be no assurance that the Company's pursuit of such opportunities will materially impact the Company's financial condition and results of operations.

     The year ended December 31, 1998 was the third worst year for insured U.S. catastrophe losses as measured in nominal dollars and as reported by Property Claims Services. In comparison, the year ended December 31, 1997 was a relatively light year for natural catastrophe losses. Gross claims in 1998 included claims on a number of aggregate stop loss and excess of loss contracts, as well as claims related to Hurricane Georges, the January Canadian Freeze, Hurricane Bonnie and additional claims from various U.S. wind, hail, tornado and flood claims. However, largely due to Renaissance Reinsurance's reinsurance protection, the net loss ratio of Renaissance Reinsurance was not significantly impacted by the 1998 catastrophe loss events. Net reinsurance claims for Renaissance Reinsurance in 1998 were $42.4 million, or 25.0 percent of net premiums earned as compared with $49.0 million in 1997 or 23.6 percent of net premiums earned. Due to the high severity and low frequency of claims related to the property catastrophe reinsurance business, there can be no assurance that Renaissance Reinsurance will continue to experience this level of net claims in future years.

     During recent fiscal years, there has been considerable consolidation among the leading reinsurance brokerage firms; whereby 64.2 percent of the Company's 1998 assumed premiums were sourced from five reinsurance brokers. Although there can be no assurance as to how this consolidation may affect the property catastrophe reinsurance business and the business of the Company, the Company believes that its relationships with the brokers will minimize any adverse effect on the Company's business.

     Also, during recent fiscal years, there has been considerable consolidation among the Company's customers, which has been a partial contributor to the reduction of the Company's reinsurance premiums. Although this consolidation may continue to occur, the Company believes that its financial strength, its position as one of the market leaders in the property catastrophe reinsurance industry and its ability to provide innovative products to the industry will enable the Company to maintain its current gross premium volume in the reinsurance business.

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

     Management is aware of a number of new, proposed or potential legislative or industry changes that may impact the worldwide demand for property catastrophe reinsurance and other products offered by the Company. In the United States, the states of Hawaii and Florida have implemented arrangements whereby property insurance in catastrophe prone areas is provided through state-sponsored entities. The California Earthquake Authority, the first privately financed, publicly operated residential earthquake insurance pool, provides earthquake insurance to California homeowners. Additionally, in recent years the U.S. Congress has considered a number of proposals to establish a federal program to provide reinsurance for state disaster insurance programs and ensure the availability and affordability of insurance against catastrophic natural disasters, respectively, and could impact upon the demand for, and availability of, traditional reinsurance. In the United Kingdom, the government has enacted a bill to allow insurers to build claim equalization reserves which might reduce the amount of property reinsurance necessary in the marketplace. Management is also aware of many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Management is unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for the Company's products or the risks which may be available for the Company to consider underwriting.

Segment Information

     Certain information regarding the Company's segments of operations are provided on the following pages. Further information regarding the Company's segments of operations are contained in Note 15 to the Consolidated Financial Statements of the Company contained on page 42 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference thereto.

Reinsurance Products

     The Company's property catastrophe reinsurance contracts are generally "all risk" in nature. The Company's most significant exposure is to losses from earthquakes and hurricanes, although the Company is also exposed to claims arising from other natural and man-made catastrophes, such as winter storms, freezes, floods, fires and tornadoes, in connection with the coverages it provides. The Company's predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under the property reinsurance contract when arising from a covered peril. In accordance with market practice, the Company's property reinsurance contracts generally exclude certain risks such as war, nuclear contamination or radiation.

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

     Type of Reinsurance

     The following table sets forth the Company's gross premiums written and number of programs written by type of reinsurance.

                                                                            Year Ended December 31,
                                                 -------------------------------------------------------------------------

                                                          1998                      1997                      1996
                                                          ----                      ----                      ----
Type of Reinsurance                               Gross         Number       Gross       Number        Gross       Number
-------------------                              Premiums        of         Premiums       of         Premiums       of
                                                 Written      Programs      Written     Programs      Written     Programs
                                                 -------      --------      -------     --------      -------     --------
(in millions)
Catastrophe excess of loss ...............        $137.0         249         $150.8         311         $156.0         293
Excess of loss retrocession ..............          39.8          64           37.6          74           70.4         105
Proportional retrocession
   of catastrophe excess
   of loss ...............................          20.3          13           21.9          11           33.3          11
Marine, aviation and other ...............          10.1          15           10.9          25            8.6          25
                                                  ------         ---         ------         ---         ------         ---
       Total Reinsurance .................        $207.2         341         $221.2         421         $268.3         434
                                                  ======         ===         ======         ===         ======         ===

     Catastrophe Excess of Loss Reinsurance. Catastrophe excess of loss reinsurance provides coverage to primary insurers when aggregate claims and claim expenses from a single occurrence of a covered peril exceed the attachment point specified in a particular contract. A portion of the Company's property catastrophe excess of loss contracts limit coverage to one occurrence in a contract year, but most such contracts provide for coverage of a second occurrence after the payment of a reinstatement premium. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage.

     Excess of Loss Retrocessional Reinsurance. The Company also enters into retrocessional contracts pursuant to which it provides property catastrophe coverage to other reinsurers or retrocedents. In providing retrocessional reinsurance, the Company focuses on property catastrophe retrocessional reinsurance which covers the retrocedent on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage. In general, excess of loss retrocessional contracts are for a term of one year. Retrocessional coverage is characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedent alter their book of business after retrocessional coverage has been bound.

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

Primary Insurance Operations; Glencoe, DeSoto, and Nobel

     The Company is pursuing opportunities in the United States to write an increased amount of catastrophe-exposed primary insurance. The Company expects to write both personal and commercial coverages, on a primary basis, where natural catastrophe exposures represent a significant component of the overall exposure.

     Glencoe - In January 1996, the Company incorporated Glencoe in Bermuda as an excess and surplus lines insurance company. Glencoe is pursuing opportunities in the catastrophe-exposed primary insurance business in the United States, and is writing policies that primarily are exposed to earthquake and wind perils. Glencoe is eligible to do business in the United States on an excess and surplus lines basis in 29 states. For the year ended December 31, 1998, Glencoe generated gross premiums written of $5.6 million, and net income of $4.0 million. For the year ended December 31, 1997, Glencoe generated gross premiums written of $7.0 million and net income of $2.4 million. For the year ended December 31, 1996, Glencoe generated gross premiums written of $1.6 million and net income of $0.9 million.

     DeSoto - In September 1997, Glencoe organized DeSoto in Florida to pursue the assumption of policies from the Florida Residential Property and Casualty Joint Underwriting Association (the "JUA"). In January 1998, the Company began to provide personal lines coverages through DeSoto with an initial assumption of approximately 12,000 policies with an in-force premium of approximately $10 million. For the year ended December 31, 1998 DeSoto generated $26.7 million of gross written premium and net income of $3.3 million.

     Nobel - On June 25, 1998, the Company completed its acquisition of the U.S. operating subsidiaries of Nobel Limited for $56.1 million. Between September and December 1998, the Company contributed an additional $9 million of capital to Nobel. As part of the transaction, the Company provided Nobel Limited with a limited recourse loan of $8.9 million to support the liquidation of Nobel Limited. The Company currently estimates that Nobel, after satisfying its liabilities, will have the ability to repay $7.9 million of this loan. The gross assets and gross liabilities purchased in the transaction were $188.1 million and $155.9 million, respectively, thereby resulting in the recognition of $23.9 million of goodwill, which is being amortized on a straight line basis over a 20 year period (subsequently written down to $14.0 million due to the fourth quarter charge described below). The Company accounted for this acquisition using the purchase method of accounting and issued no shares as part of the purchase.

     During the fourth quarter of 1998, the Company recorded an after tax charge of $40.1 million, consisting of $29.6 million of adverse development on Nobel's casualty and surety books of business, a goodwill write-down of $6.6 million, and other related costs of $3.9 million. As a result of Nobel's operating performance, A.M. Best reduced the credit rating of Nobel from "A-" to "B+" and Nobel is seeking to sell or reinsure its principal businesses and reserves, specifically the casualty, surety, low-value dwelling and bail bond businesses. While the Company intends to pursue an exit from these businesses, there can be no assurance that the Company will complete any specific transactions and, if sales transactions do occur, there can be no assurance that the Company will receive its estimated fair value of the Nobel businesses. Accordingly, the future results of the Company's operations could be adversely affected by a potential write-down of goodwill, a partial write-off of the deferred tax asset or by other costs or loss in value which could occur during the transaction process. Nobel will continue to operate these business units on a transitional basis. Subsequent to the sale of the businesses, Renaissance U.S. expects to retain ownership of Nobel along with its licenses in the 50 states of America although there can be no assurance that such licenses can be successfully maintained following such sales.

     Nobel has been engaged in the following lines of business however, as discussed above, the Company is seeking to exit the Commercial Casualty, Personal Lines and Bail Bonds businesses of Nobel.

     Commercial Casualty Programs. The commercial casualty insurance program offered by Nobel consists of: combined single limit automobile liability; automobile physical damage; combined single limit comprehensive general liability; combined single limit excess liability; and motor truck cargo coverage. Additionally, Nobel assists insureds in placing workers' compensation coverages with various state assigned risk pools and property coverages with unaffiliated insurers.

     Personal Lines Program. Nobel writes a Personal Lines Program comprised of homeowners and fire policies covering homes valued up to $140,000, but which is predominated by lower value dwellings (the "LVD Program"). Nobel is a leading provider of low-value dwelling insurance in South Carolina, and also provides this coverage in other states.

     Bail Bond. Nobel presently writes bail bond insurance through four General Agents. Nobel is indemnified through collateral provided to the producing and General Agent and as such retains all business written.

     Claim Adjusting Service Business. Renaissance U.S. owns IAS Claims Services, Inc., a Delaware company based in Texas. This company provides claim adjusting services and is divided into two divisions, IAS and Cat Crew. IAS offers a broad range of routine and custom claims services tailored to the insurance carrier's specifications. CAT Crew appraises and adjusts catastrophic events on a nationwide basis. The claim adjusting service businesses provide services both to the Company's primary insurance operations and to third parties.

     As a result of the Company's plan to sell or reinsure the remaining businesses of Nobel, it is anticipated that the gross written premiums in 1999 related to Nobel will be substantially lower than the $31 million of gross written premiums Nobel received in 1998.

Potential Diversification

     From time to time, the Company may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, the Company seeks an attractive return on equity, the ability to develop or capitalize on a competitive advantage and opportunities that will not detract from its core reinsurance operations. Accordingly, the Company regularly reviews strategic opportunities and periodically engages in discussions regarding possible transactions. However, there can be no assurance that the Company will enter into any such agreement in the future, or that any consummated transaction would contribute materially to the Company's results.

Geographic Diversification

     The Company seeks to diversify its exposure across geographic zones. The Company writes the majority of its business within the United States because the returns obtained relative to the risks involved are currently most attractive in the United States and because it is able to obtain the most detailed underwriting information on U.S. risks. Within the United States, the Company's zones of highest exposure are Southern California, Northern California, metropolitan New York, New Madrid (midwestern United States) and Southern Florida. The following table sets forth the percentage of the Company's gross insurance and reinsurance premiums written allocated to the territory of coverage exposure.

                                                                          Year Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                     1998                          1997                       1996
                                                     ----                          ----                       ----

                                                          Percentage                    Percentage                    Percentage
                                             Gross         of Gross        Gross         of Gross        Gross         of Gross
Geographic Area                             Premiums       Premiums       Premiums       Premiums       Premiums       Premiums
---------------                              Written         Written       Written        Written        Written        Written
                                            -------         -------       -------        -------        -------        -------
(in millions)
United States - reinsurance ...........      $128.4           47.5%        $116.7           54.2%        $125.1           46.4%
United States - primary ...............        63.3           23.4            7.0            3.1            1.5            0.5
Worldwide .............................        20.6            7.6           27.9           12.2           44.5           16.5
Worldwide (excluding U.S.)(1) .........        26.4            9.8           32.0           14.0           38.7           14.3
Europe (including U.K.) ...............        18.5            6.8           21.0            9.2           31.5           11.7
Other .................................         9.4            3.5           16.8            7.4           19.0            7.0
Australia and New Zealand .............         3.9            1.4            6.9            3.0            9.6            3.6
                                             ------         ------         ------         ------         ------         ------
Total .................................      $270.5          100.0%        $228.3          100.0%        $269.9          100.0%
                                             ======         ======         ======         ======         ======         ======

---------------
(1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic zone (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe. See Note 13 to Consolidated Financial Statements.

     Program Limits

     The following table sets forth the number of the Company's reinsurance programs in force at December 31, 1998 by aggregate program limits.

      Aggregate
       Program                                                      Number of
        Limit                                                       Programs
     -----------                                                    --------
 $50-60 million................................................         4
 $40-50 million................................................         3
 $30-40 million................................................         8
 $20-30 million................................................        11
 $10-20 million................................................        53
 Less than $10 million.........................................       262
                                                                      ---
    Total......................................................       341
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

     REMS(C) provides more precise exposure information than is generally analyzed currently throughout the property catastrophe reinsurance industry. REMS(C) combines computer-generated statistical simulations that estimate catastrophic event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to the Company. REMS(C) then uses simulation techniques to generate 40,000 years of catastrophic event activity, including events causing in excess of $250 billion in insured industry losses. From this 40,000 year simulation, the Company is able to obtain expected claims, expected profits and a probability distribution of potential outcomes for each program in its portfolio and for its total portfolio.

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

     During 1998, consistent with its risk management practices and the availability of coverage responsive to the company's risk profile, the Company increased the level of property catastrophe reinsurance coverage purchased for its own account. Ceded premiums written in the Company's reinsurance operations during 1998 were $47.7 million compared to $31.6 million in 1997. Additionally, the Company's primary operations had ceded premiums of $27.7 million (compared to $9 million in 1997). To the extent that appropriately priced coverage is available, the Company anticipates continued use of its reinsurance to reduce potential volatility of its results. Glencoe markets its products through a diverse group of surplus lines brokers operating primarily in cat exposed states.

Marketing

     The Company markets its reinsurance products worldwide exclusively through reinsurance brokers. The Company focuses its marketing efforts on targeted brokers and insurance and reinsurance companies, placing primary emphasis on existing clients. Management believes that its existing portfolio of business is a valuable asset given the renewal nature of the reinsurance industry and, therefore, attempts to continually strengthen relationships with its existing brokers and clients. The Company also targets prospects that are deemed likely to enhance the risk/return composition of its portfolio, that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to the Company's book of business. Glencoe markets its products through a diverse group of surplus lines brokers operating primarily in cat exposed states.

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

     The reinsurance brokers perform data collection, contract preparation and other administrative tasks, enabling the Company to market its reinsurance products cost effectively by maintaining a smaller staff. The Company believes that by maintaining close relationships with brokers, it is able to obtain access to a broad range of potential reinsureds. Subsidiaries and affiliates of E.W. Blanch & Co., J&H Marsh & McLennan, Inc., AON Re Group, Herbert Clough Inc., and Bates Turner, L.L.C. (a GE Capital Services Company, an affiliate of GE Investments) accounted for approximately 23.2%, 18.8%, 12.6%, 5.4% and 4.2%, respectively, of the Company's net premiums written in 1998. During such period, Renaissance Reinsurance issued authorization for coverage on programs submitted by 35 brokers worldwide. The Company received approximately 1,164 program submissions during 1998. The Company is highly selective and, from such submissions, the Company issued authorizations for coverage in 1998 for only 341 programs, or 29.3% of the program submissions received.

Reserves

     The Company incurred claims of $112.8 million, $50 million, and $86.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Accordingly, ultimate losses may vary materially from the amounts provided in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in the consolidated statement of income in the period in which they become known and are accounted for as changes in estimates.

     For the Company's reinsurance operations, estimates of claims and claim expenses are based in part upon the estimation of claims resulting from catastrophic events. Estimation by the Company of claims resulting from catastrophic events based upon its own historical claim experience is inherently difficult because of the Company's short operating history and the potential severity of property catastrophe claims. Therefore, the Company utilizes both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

     On both the Company's reinsurance and primary operations, the Company uses statistical and actuarial methods to reasonably estimate ultimate expected claims and claim expenses. The period of time from the reporting of a loss to the Company to the settlement of the Company's liability may be significant. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of IBNR reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

     Claim reserves represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. Moreover, reserve estimates by relatively new property catastrophe reinsurers, such as the Company, may be inherently more volatile than the reserve estimates of a reinsurer with a more established claims history.

     Investments

     As of December 31, 1998, the Company held investments and cash totaling $942.3 million with net unrealized depreciation of $5.1 million. The Company's strategy is to maximize its underwriting profitability and fully deploy its capital through its underwriting activities; consequently, the Company has established an investment policy which it considers to be conservative. The Company's investment guidelines, which are established by Management and approved by the Company's Board of Directors, stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, the Company's investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The primary objective of the portfolio, as set forth in such guidelines, is to maximize investment returns consistent with these policies. To achieve this objective, the Company's current fixed income investment guidelines call for an average credit quality of "AA" as measured by Standard & Poor's Ratings Group.

     Primarily because of the potential for large claims payments, the Company's investment portfolio is structured to provide a high level of liquidity. The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

                                                            At December 31,
                                                      --------------------------
                                                       1998      1997      1996
                                                      ------    ------    ------
(in millions)

Investments available for sale at fair value .....    $825.0    $710.2    $603.5
Equity securities, at fair value .................       1.6      26.4        --
Cash and cash equivalents ........................     115.7     122.9     199.0
                                                      ------    ------    ------
Total invested assets ............................    $942.3    $859.5    $802.5
                                                      ======    ======    ======


     The growth in the Company's portfolio of invested assets for the year ended December 31, 1998 resulted primarily from net cash provided by operating activities of $102.5 million and the assets purchased in the Nobel acquisition, partially offset by $42.7 million utilized in purchasing Common Shares and $26.7 million utilized to pay aggregate quarterly dividends. The Company's investment income also increased during this period, largely as a result of the increased size of the fixed income portfolio.

     At December 31, 1998, the Company's invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.76 years and an average yield to maturity of 5.45 percent before investment expenses.

     The Company's investment portfolio is subject to the risks of further declines in realizable value. The Company attempts to mitigate these risks through the active management of its portfolio.

     Under the terms of certain reinsurance contracts, the Company may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. The Company has obtained a facility providing for the issuance of letters of credit. This facility is secured by a lien on a portion of the Company's investment portfolio. At December 31, 1998 the Company had outstanding letters of credit aggregating $42.0 million. Also, in connection with the Company's January 11, 1999 investment in Top Layer Reinsurance Ltd., the Company has committed $50 million of collateral in the form of a letter of credit. This letter of credit is also secured by a portion of the Company's investments.

     Derivative Instruments

     The Company has assumed risk through catastrophe and weather linked securities and derivative instruments under which losses could be triggered by an industry loss index or natural parameters. For the year ended December 31, 1998, the Company's activities with respect to these securities has approximated $3 million of fees and risk premiums. To date the Company has not experienced any losses from such securities or derivatives. In the fourth quarter of 1998, the Company recorded a recovery of $7.5 million on a non-indemnity catastrophe index transaction. The Company has included this amount as other income in its financial statements. The Company may in the future utilize other derivative instruments.

     Market Sensitive Instruments

     The Company's investment portfolio includes investments which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would be a decrease in total return of
3.2 percent, which equates to a decrease in market value of approximately $28 million on a portfolio valued at approximately $877 million at December 31, 1998. An immediate time horizon was used as this presents the worst-case scenario.

     Investment Agreements

     The Company has entered into an Investment Advisory Agreement with GE Investment Management Incorporated ("GE Investment Management"). GE Investment Management manages 68.1% of the Company's investment portfolio, subject to the Company's investment guidelines. The terms of the related Investment Advisory Agreement were determined in arms' length negotiations. The performance of, and the fees paid to, GE Investment Management under the Investment Advisory Agreement are reviewed periodically by the Investment Committee of the Board. Such fees paid to GE Investment Management aggregated $0.4 million for the year ended December 31, 1998.

     The following table summarizes the fair value of the investments and cash and cash equivalents of the Company as of the dates indicated.

                                                              December 31,
                                                        ------------------------
                   Type of Investment                    1998     1997     1996
                   ------------------                   ------   ------   ------

(in millions)
Fixed Maturities Available for Sale:
     U.S. Government and agency debt securities .....   $564.6   $248.3   $   --
     U.S. Corporates ................................    137.8       --       --
     Non-U.S. government debt securities ............     30.6    256.9    239.4
     Non-U.S. corporate debt securities .............     67.0    188.6    329.6
     Non-U.S. mortgage backed securities ............       --      6.9     34.5
                                                        ------   ------   ------
         Subtotal ...................................    800.0    700.7    603.5
     Equity Securities ..............................      1.6     26.4       --
Short-term investments ..............................     25.0      9.5       --
Cash and cash equivalents ...........................    115.7    122.9    199.0
                                                        ------   ------   ------
       Total fixed maturity investments, equity
         securities, short-term investments and
         cash and cash equivalents ..................   $942.3   $859.5   $802.5
                                                        ======   ======   ======

         The following table summarizes the fair value by contractual maturities of the Company's fixed maturity investment portfolio as of the dates indicated.

                                                          December 31,
                                               ---------------------------------
(in millions)                                    1998         1997         1996
                                               -------      -------      -------

Due in less than one year ...............      $ 193.7      $  74.6      $  56.1
Due after one through five years ........        393.7        473.0        457.1
Due after five through ten years ........        121.4         90.9         90.3
Due after ten years .....................         91.2         62.2           --
                                               -------      -------      -------
Total ...................................      $ 800.0      $ 700.7      $ 603.5
                                               -------      =======      =======


     Maturity and Duration of Fixed Maturity Portfolio

     Currently, the Company maintains a target duration of approximately three years on a weighted average basis, reflecting Management's belief that it is important to maintain a liquid, shorter-duration portfolio to better assure the Company's ability to pay claims on a timely basis. The actual portfolio duration may not exceed the target duration by more than two years. From time to time, the Company expects to reevaluate the target duration in light of estimates of the duration of its liabilities and market conditions, including the level of interest rates, from time to time.

     Quality of Debt Securities in Portfolio

     The Company's guidelines for its various investment classes have strict restrictions on credit quality, duration and benchmark relative exposures. The overall investment portfolio guidelines stipulate that the overall rating of the portfolio, including cash and cash equivalents, be at least AA and no more than 20% of the composite portfolio may be below investment grade securities.

     The following table summarizes the composition of the fair value of the fixed maturity portfolio as of the dates indicated by rating as assigned by S&P or, with respect to non-rated issues, as estimated by the Company's investment managers.

                                                    December 31,
                                      -----------------------------------------
               Rating                  1998              1997              1996
               ------                 -----             -----             -----
                 AAA                   70.9%             56.9%             28.1%
                 AA                     4.3              12.2              50.1
                  A                     9.2              14.9              20.2
                 BBB                    3.7               5.0               1.6
                 BB                     5.2               4.9                --
                  B                     2.2               6.1                --
                 NR                     4.5                --                --
                                      -----             -----             -----
                                      100.0%            100.0%            100.0%
                                      =====             =====             =====


Foreign Currency Exposures

     The Company's functional currency is the United States ("U.S.") dollar. The Company writes a substantial portion of its business in currencies other than U.S. dollars and may, from time to time, experience significant exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect the Company's financial statements.

     The Company's foreign currency policy is to hold foreign currency assets, including cash and receivables, that approximate the net monetary foreign currency liabilities, including loss reserves and reinsurance balances payable. All changes in the exchange rates are recognized currently in the Company's statement of income. As a result of the Company's exposure to foreign currency fluctuations, it is anticipated that during periods in which the U.S. dollar appreciates, the Company will likely recognize foreign exchange losses.

Diversification

     The Company at year end had  allocations  to the following  asset  classes:
U.S. Governments and agencies, U.S. Corporates, Emerging Market Debt and U.S. High Yield, Municipals, cat-linked securities and cash and cash equivalents. During 1999, the Company expects to allocate $100 million to Mortgage-Backed securities, will reduce the allocations to U.S. Government and agency and Municipals and may consider further modification to its investment allocations.

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

     The primary insurance business is also highly competitive. Primary insurers compete on the basis of factors including selling effort, product, price, service and financial strength. The Company generally seeks to adjust its overall primary insurance pricing and pricing to individual customers to achieve underwriting profits and, as a result, may lose primary insurance business to competition offering competitive insurance products at lower prices. The Company's competitors in the primary insurance market include independent insurance companies, subsidiaries or affiliates of major worldwide insurance companies, underwriting syndicates and others. While the Company has determined to seek to sell the principal business lines of Nobel, the Company will continue to offer primary insurance through Glencoe and other potential subsidiaries.

     Management is also aware of many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Among other things, over the last several years capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance, the usage of which has grown in volume. In addition, the tax policies of the countries where the Company's clients operate can affect demand for reinsurance. Management is unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for the Company's products or the risks which may be available for the Company to consider underwriting.

Employees

     As of March 29, 1999, the Company and its subsidiaries employed approximately 280 people. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

     Many Bermuda based employees of RenaissanceRe and Renaissance Reinsurance, including all of the Company's senior management, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next few years. The Company has no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

Regulation

     Bermuda

     The Insurance Act 1978, as amended, and Related Regulations. The Insurance Act, which regulates the business of Renaissance Reinsurance and Glencoe, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister. Renaissance Reinsurance and Glencoe are registered as a Class 4 and a Class 3 insurer under the Insurance Act, respectively. The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the Minister may impose conditions relating to the writing of certain types of insurance.

     An Insurance Advisory Committee appointed by the Minister advises him on matters connected with the discharge of his functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set forth below.

     Cancellation of Insurer's Registration. An insurer's registration may be canceled by the Minister on certain grounds specified in the Insurance Act, including failure of the insurer to comply with a requirement made of it under the Insurance Act or, if in the opinion of the Minister, after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

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

     Annual Statutory Financial Return. An insurer is required to file with the Registrar a Statutory Financial Return no later than four months after the insurer's financial year end (unless specifically extended). The Statutory Financial Return includes, among other items, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory
Financial Statements themselves; the opinion of the approved Loss Reserve Specialist and certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer, who are required to state whether the Minimum Solvency Margin and, in the case of the solvency certificate, the Minimum Liquidity Ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. The Statutory Financial Return must include the opinion of a Loss Reserve Specialist in respect of the loss and loss expense provisions of the insurer. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

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

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of the Company and its Subsidiaries is at the Company's offices at Renaissance House, 8-12 East Broadway, Pembroke HM 19 Bermuda and Mr. John D. Nichols, the Company's Vice President, and Glencoe's Company's Vice President, and Treasurer, is the principal representative of Renaissance Reinsurance and Glencoe, respectively. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless thirty days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within thirty days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an event has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

     United States and Other

     Renaissance Reinsurance is not admitted to do business in any jurisdiction except Bermuda. The insurance laws of each state of the United States and of many other countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers, such as Renaissance Reinsurance, which are not admitted to do business within such jurisdiction. With some exceptions, such sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Renaissance Reinsurance does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that Renaissance Reinsurance be so admitted. Glencoe is eligible to write insurance in 29 states and is subject to the regulation and reporting requirements of these states. In accordance with certain requirements of the National Association of Insurance Commissioners (the "NAIC"), Glencoe has established, and is required to maintain, a trust funded with a minimum of $15.0 million as a condition of its status as a licensed, non-admitted insurer in the U.S.

     DeSoto is a licensed insurer in Florida and the businesses acquired from Nobel are subject to regulation in all 50 U.S. states and the District of Columbia. The Company's U.S. operations are subject to extensive regulation under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as the standard of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and extermination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, regulated insurers must file all rates for directly underwritten insurance with the insurance department of each state in which they operate on an admitted basis; however, reinsurance generally is not subject to rate regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. Florida, the jurisdiction of incorporation of DeSoto, requires that dividends be paid only out of earned surplus and limits the annual amount payable without the prior approval of the Florida Insurance Department to the greater of 10% of policyholders' surplus adjusted for unrealized gains or 100% of prior year statutory net income. Texas, the jurisdiction of incorporation of Nobel, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. These laws also impose prior approval requirements for certain transactions with affiliates.

     Further, as a result of the Company's ownership of DeSoto and Nobel, under the terms of applicable state statutes, any person or entity desiring to purchase more than 10 percent of the Company's outstanding voting securities is required to obtain prior regulatory approval for the purchase.

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

     In their ongoing effort to improve solvency regulations, the NAIC and individual states have enacted certain laws and statutory financial statement reporting requirements. For example, NAIC rules require audited statutory financial statements as well as actuarial certification of loss and loss adjustment expense reserves therein. Other activities are focused on greater disclosure of an insurer's reliance on reinsurance and changes in its reinsurance programs and stricter rules on accounting for certain overdue reinsurance. In addition, the NAIC has implemented risk-based capital requirements for property and casualty insurance companies (see below). These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. It is also possible that the U.S. Congress may enact legislation regulating the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.

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

     The Company's U.S. insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. The Company does not expect the amount of any such guaranty fund assessments to be paid by the Company in 1999 to be material.

     The expansion of the Company's operations through Glencoe, DeSoto and Nobel, with the potential further expansion of the Company into additional insurance markets, could expose the Company or subsidiaries of the Company to increasing regulatory oversight. However, the Company intends to continue to conduct its operations so as to minimize the likelihood that RenaissanceRe or Renaissance Reinsurance will become subject to U.S. regulation.

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

Claim expenses                          The   expenses   of   settling   claims,
                                        including legal and other fees and the portion of general expenses allocated to claim settlement costs.

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

Excess of loss reinsurance              A generic  term  describing  reinsurance
                                        that  indemnifies the reinsured  against
                                        all or a specified  portion of losses on
                                        underlying  insurance policies in excess
                                        of a specified amount, which is called a
                                        "level"  or  "retention."  Also known as
                                        non-proportional reinsurance.  Excess of
                                        loss reinsurance is written in layers. A
                                        reinsurer or group of reinsurers accepts
                                        a band  of  coverage  up to a  specified
                                        amount.  The total coverage purchased by
                                        the cedent is referred to as a "program"
                                        and  will   typically   be  placed  with
                                        predetermined        reinsurers       in
                                        pre-negotiated   layers.  Any  liability
                                        exceeding the outer limit of the program
                                        reverts  to the  ceding  company,  which
                                        also   bears  the   credit   risk  of  a
                                        reinsurer's insolvency.


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


Statutory accounting principles ("SAP") Recording   transactions  and  preparing
                                        financial  statements in accordance with
                                        the rules and  procedures  prescribed or
                                        permitted   by   United   States   state
                                        insurance     regulatory     authorities
                                        including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

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

     Nobel owns a 39,000 square foot building at 8001 LBJ Freeway, Dallas, Texas, which is occupied by the corporate and commercial lines insurance operations. Approximately 10,000 square feet of this building is leased to unrelated tenants. Additionally, Nobel owns a 24,000 square foot building at 6923 North Trenholm Road, Columbia South Carolina, of which approximately 22,300 square feet is occupied by the personal lines insurance operation. Approximately 1,700 square feet of the building is leased to unrelated tenants.

     IAS, the Company's claim adjusting operation, leases and occupies approximately 9,423 square feet of office space for its home office and Dallas-based service operation at 1485 Richardson Drive, Richardson, Texas. IAS leases office space for its branch offices located in various cities in the United States.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     The information with respect to the market for the Common Shares and related shareholder matters is contained under the caption "Financial and Investor Information" on page 50 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (the "Annual Report") and is incorporated herein by reference thereto in response to this item.

Item 6.  Selected Consolidated Financial Data

     Selected Consolidated Financial Data is listed on page 14 of the Annual Report and is incorporated herein by reference thereto in response to this item. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto contained in the Annual Report and incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information with respect to Management's discussion and analysis of financial condition and results of operations is contained under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 15 through 26 of the Annual Report and is incorporated herein by reference thereto in response to this item.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The information with regard to Quantitative and Qualitative Disclosures About Market Risk is contained on page 13 of this Form 10-K under the caption "Market sensitive instruments."

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of the Company are contained on pages 28 through 48 of the Annual Report and are incorporated herein by reference thereto in response to this item. Reference is made to Item 14(a) of this Report for the Schedules to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

     This information with respect to directors and officers of the Company is contained under the captions "Directors and Executive Officers of the Company" on pages 4 through 6 of the Company's Definitive Proxy Statement in respect of the Annual General Meeting of Shareholders to be held on May 13, 1999 (the "Proxy Statement") and "Proposal 1" on page 23 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

Item 11.   Executive Compensation

     The information with respect to executive compensation is contained under the subcaption "Executive Officer and Director Compensation" on pages 14 through 22 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)   Financial Statements and Exhibits.

1 The Consolidated Financial Statements of the Company and related Notes thereto are contained on pages 28 through 48 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference thereto.

2. The Schedules to the Consolidated Financial Statements of the Company are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.


3.     The following exhibits are included in this Report:

3.1    Memorandum of Association.*

3.2    Amended and Restated Bye-Laws.##

3.3    Memorandum of Increase in Share Capital of Company.###

4.1    Specimen Common Share certificate.*

10.1 Investment Management Agreement, dated as of November 1, 1993, between GE Investment Management Incorporated and Renaissance Reinsurance Ltd.*

10.2   RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.3 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings, Ltd., Renaissance Reinsurance Ltd. and Investors named therein.*

10.4 Third Amended and Restated Employment Agreement, dated as of July 1, 1997, between Renaissance Reinsurance Ltd. and James N. Stanard, amended and restated as of June 3, 1998.##

10.5 Form of Employment Agreement, dated as of June 23, 1997, between Renaissance Reinsurance Ltd. and certain executive officers.#

10.6 Employment Agreement, dated as of February 4, 1998, between Renaissance Reinsurance Ltd. and William I. Riker.####

10.7 Third Amended and Restated Credit Agreement, dated as of December 12, 1996, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Fleet National Bank of Connecticut and Mellon Bank, N.A. as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.+++

10.8 First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 1997, among RenaissanceRe Holdings Ltd., the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent.+

10.9 Second Amendment Agreement, dated as of June 15, 1998, among RenaissanceRe Holdings Ltd., the Lenders identified therein and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.##

10.10 Third Amendment Agreement, dated as of December 31, 1998, among RenaissanceRe Holdings Ltd., the Lenders identified therein and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.

10.11 Equity Purchase Agreement, dated as of December 13, 1996, by and among RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.^

10.12 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.####

10.13 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan.####

10.14  Stock  Purchase  Agreement,   dated  December  19,  1997,  by  and  among
       RenaissanceRe Holdings Ltd. and Renaissance U.S. Holdings, Inc. and Nobel Insurance Limited and Nobel Holdings, Inc.++

10.15 Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.16 Amended and Restated Shareholders Agreement, dated as of March 23, 1996, by and among Warburg, Pincus Investors, L.P., Trustees of General
       Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.####

10.17 Amended and Restated Registration Rights Agreement, dated as of March 23, 1996, by and among Warburg, Pincus Investors, L.P., PT Investments Inc., GE Private Placement Partners I-Insurance, Limited Partnership and United States Fidelity and Guaranty Company.####

10.18 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.^^

10.19 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee.^^

10.20 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between the Company and The Bank of New York, as Trustee.^^

10.21 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc.^^

10.22 Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of June 24, 1998.##

10.23 First Amendment to Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31, 1998.

10.24 Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America National Trust & Savings Association.##

13.1 Annual Report to Shareholders of RenaissanceRe Holdings Ltd. for the year ended December 31, 1998 (with the exception of the information incorporated by reference into Items 5, 7, 8 and 14 of this Report, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Report).

21.1   List of Subsidiaries of the Registrant.

23.1   Consent of Ernst & Young.

27.1   Financial Data Schedule for the Year Ended December 31, 1998.

(b)  Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K with the Commission during the fourth quarter of 1998.

----------------

* Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

^ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 16, 1996, relating to an event which occurred on December 31, 1996.

^^ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.

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

## Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 4, 1998.

### Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998.

#### Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 29, 1999.

                                        RENAISSANCERE HOLDINGS LTD.

                                          /s/ James N. Stanard
                                        ----------------------------------------
                                          James N. Stanard
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                         Title                                  Date
---------                                         -----                                  ----
 /s/ James N. Stanard         President and Chief Executive Officer and             March 29, 1999
-----------------------       Chairman of the Board of Directors
James N. Stanard

/s/ John M. Lummis            Senior Vice President and Chief Financial             March 29, 1999
-----------------------       Officer (Principal Accounting Officer)
John M. Lummis

/s/ Arthur S. Bahr            Director                                              March 29, 1999
-----------------------
Arthur S. Bahr

/s/ Thomas A. Cooper          Director                                              March 29, 1999
-----------------------
Thomas A. Cooper

/s/ Edmund B. Greene          Director                                              March 29, 1999
-----------------------
Edmund B. Greene

/s/ Gerald L. Igou            Director                                              March 29, 1999
-----------------------
Gerald L. Igou

/s/ Kewsong Lee               Director                                              March 29, 1999
-----------------------
Kewsong Lee

/s/ Paul J. Liska             Director                                              March 29, 1999
-----------------------
Paul J. Liska

/s/ Lisa J. Marshall          Director                                              March 29, 1999
-----------------------
Lisa J. Marshall

/s/ Howard H. Newman          Director                                              March 29, 1999
-----------------------
Howard H. Newman

/s/ Scott E. Pardee           Director                                              March 29, 1999
-----------------------
Scott E. Pardee

/s/ William I. Riker          Director & Executive Vice President                   March 29, 1999
-----------------------
William I. Riker

                  RENAISSANCERE HOLDINGS LTD AND SUBSIDIARIES.

             INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Pages
                                                                           -----

Report of Independent Auditors on Schedules...............................   S-2

I    Summary of Investments other than Investments in Related
          Parties at December 31, 1998....................................   S-3


III  Condensed Financial Information of the Registrant....................   S-4


V    Supplementary Insurance Information for the years ended
          December 31, 1998, 1997 and 1996................................   S-7


VI   Reinsurance for the years ended December 31, 1998, 1997 and 1996.....   S-8


X    Supplementary Information Concerning Property-Casualty
         Insurance Operations.............................................   S-9


     Schedules other than those listed above are omitted for the reason that they are not applicable.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

 To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

     We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 26, 1999; such financial statements and our report thereon are incorporated by reference elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in item 14(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 1998. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                    /s/ Ernst & Young

Hamilton, Bermuda
January 26, 1999

                                                                      SCHEDULE I

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS

                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                       (millions of United States dollars)

                                                      Year Ended
                                                   December 31, 1998
                                                  ------------------       Amount at
                                                  Amortized   Market   which shown in the
Type of Investment:                                 Cost       Value      Balance Sheet
                                                  ---------   ------      -------------
Fixed Maturities Available for Sale:
     U.S. Government bonds ....................     $560.0     $564.6        $564.6
     U.S. corporates ..........................      137.0      137.8         137.8
     Non U.S. sovereign government bonds ......       34.7       30.6          30.6
     Non U.S. corporate debt securities .......       73.2       67.0          67.0
                                                    ------     ------        ------
        Subtotal ..............................      804.9      800.0         800.0
Equity Securities .............................        1.8        1.6           1.6
Short-term investments ........................       25.0       25.0          25.0
Cash and cash equivalents .....................      115.7      115.7         115.7
                                                    ------     ------        ------
           Total investments, short-term
             investments, cash and cash
             equivalents ......................     $947.4     $942.3        $942.3
                                                    ======     ======        ======

                                                                    SCHEDULE III

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           RENAISSANCERE HOLDINGS LTD.
                                 BALANCE SHEETS

                                (Parent Company)

         (thousands of United States dollars, except per share amounts)

                                                                                 December 31
                                                                           ----------------------
                                                                             1998         1997
                                                                           ---------    ---------
                                    ASSETS

Cash ...................................................................   $   7,702    $  41,593
Investments available for sale .........................................      80,487       50,753
Investment in subsidiaries .............................................     650,515      657,227
Dividend receivable ....................................................      24,294        7,261
Other assets ...........................................................       4,262        1,749
                                                                           ---------    ---------
         Total assets ..................................................   $ 767,260    $ 758,583
                                                                           =========    =========



                                  LIABILITIES

Loan payable ...........................................................   $  50,000    $  50,000
Minority interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated
     debentures of the Company .........................................     100,000      100,000
Other liabilities ......................................................       5,028        9,880
                                                                           ---------    ---------

         Total liabilities .............................................     155,028      159,880
                                                                           ---------    ---------

Commitments and contingencies ..........................................


                             SHAREHOLDERS' EQUITY

Common Shares: $1 par value-authorized 225,000,000 shares.  Issued and
   outstanding at December 31, 1998 - 21,645,913 (1997 - 22,440,901) ...      21,646       22,441
Additional paid-in capital .............................................      17,389       52,481
Unearned Stock Grant Compensation ......................................      (8,183)      (4,731)
Accumulated other comprehensive income .................................      (5,144)     (10,155)
Retained earnings ......................................................     586,524      538,667
                                                                           ---------    ---------
         Total shareholders' equity ....................................     612,232      598,703
                                                                           ---------    ---------
              Total liabilities and shareholders' equity ...............   $ 767,260    $ 758,583
                                                                           =========    =========

                                                          SCHEDULE III (Cont'd.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           RENAISSANCERE HOLDINGS LTD.
                              STATEMENTS OF INCOME
                                (Parent Company)

                      (thousands of United States dollars)

                                                                  Year Ended          Year Ended           Year Ended
                                                              December 31, 1998    December 31, 1997    December 31, 1996
                                                              -----------------    -----------------    -----------------
Income:

Investment income ......................................          $   1,364           $   5,723           $   2,534
                                                                  ---------           ---------           ---------
Total income ...........................................              1,364               5,723               2,534
                                                                  ---------           ---------           ---------

Expenses:

Amortization of organizational expenses ................                 --                  --                 168
Interest expense .......................................              3,059               4,271               6,553
Corporate expenses .....................................              3,317               3,218               2,298
                                                                  ---------           ---------           ---------
Total expenses .........................................              6,376               7,489               9,019
                                                                  ---------           ---------           ---------

Loss before equity in net income of subsidiaries & taxes             (5,012)             (1,766)             (6,485)

Equity in net income of Renaissance Reinsurance ........            126,768             146,209             161,855

Equity in net income of Renaissance U.S. ...............            (44,274)                 --                  --

Equity in net income of Glencoe ........................              6,340               2,421                 900
                                                                  ---------           ---------           ---------

Income before minority interests & taxes ...............             83,822             146,864             156,270

Minority interest - Company obligated, mandatorily
     redeemable capital securities of a subsidiary trust
     holding solely junior subordinated debentures of
     the Company .......................................             (8,540)             (6,998)                 --

Minority interest - Glencoe ............................               (705)               (617)               (110)
                                                                  ---------           ---------           ---------

Net income before taxes ................................             74,577             139,249             156,160

Income tax expense .....................................                 --                  --                  --
                                                                  ---------           ---------           ---------
Net income .............................................          $  74,577           $ 139,249           $ 156,160
                                                                  =========           =========           =========

                                                          SCHEDULE III (Cont'd.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(Continued)

                           RENAISSANCERE HOLDINGS LTD.

                            STATEMENTS OF CASH FLOWS
                                (Parent Company)
                      (thousands of United States dollars)

                                                              Year Ended            Year Ended           Year Ended
                                                           December 31, 1998    December 31, 1997     December 31, 1996
                                                           -----------------    -----------------     -----------------
Cash flows from operating activities:

Net income ...........................................          $  74,577           $ 139,249           $ 156,160
Less equity in net income of subsidiaries ............             88,129             148,013             162,755
                                                                ---------           ---------           ---------
                                                                  (13,552)             (8,764)             (6,595)
Adjustments to reconcile net income to net cash
provided by operating activities

Other ................................................              2,085              (4,013)              3,630
                                                                ---------           ---------           ---------
Net cash applied to operating activities .............            (11,467)            (12,777)             (2,965)
                                                                ---------           ---------           ---------

Cash flows applied to investing activities:

        Contributions to subsidiary ..................            (22,516)            (12,000)            (50,000)
Proceeds from sales of investments ...................             76,770              73,793              40,624
Purchases of investments .............................           (109,295)           (105,223)            (63,440)
Dividends from subsidiary ............................            102,061             124,770             135,629
Purchase of minority interest in subsidiary ..........                 --              (5,185)                 --
Proceeds from sale of minority interest in subsidiary                  --                  --              15,126
                                                                ---------           ---------           ---------
Net cash provided by (applied to) investing activities             47,020              76,155              77,939
                                                                ---------           ---------           ---------

Cash flows from financing activities:

Proceeds from issuance of Capital Securities .........                 --             100,000                  --
Repurchase of Common Shares ..........................            (42,724)            (53,458)            (73,460)
Dividend to Common Shareholders ......................            (26,720)            (22,643)            (20,489)
Net proceeds from (repayment of) bank loan ...........                 --            (100,000)             50,000


Repayments from (loans to) officers ..................                 --               4,104                (868)
                                                                ---------           ---------           ---------
Net cash provided by financing activities ............            (69,444)            (71,997)            (44,817)
                                                                ---------           ---------           ---------
Net increase in cash and cash equivalents ............            (33,891)             (8,619)             30,157
Balance at beginning of year .........................             41,593              50,212              20,055
                                                                ---------           ---------           ---------
Balance at end of year ...............................          $   7,702           $  41,593           $  50,212
                                                                =========           =========           =========

                                                                      SCHEDULE V

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                      (thousands of United States dollars)

                           December 31, 1998                                      Year Ended December 31, 1998
                  ------------------------------------     -------------------------------------------------------------------------
                                  Future
                                  Policy
                                 Benefits,                                           Benefits,  Amortization
                    Deferred      Losses,                                             Claims,  of Deferred
                     Policy     Claims and                                 Net      Losses and    Policy         Other        Net
                  Acquisition     Claims      Unearned     Premium     Investment   Settlement  Acquisition    Operating    Premiums
                     Costs       Expenses     Premiums     Revenue       Income      Expenses      Costs       Expenses     Written
                  -----------    --------     --------     --------     --------     --------   -----------    --------     --------
Property ......     $ 10,997     $298,829     $ 94,466     $204,947     $ 52,834     $112,752     $ 26,506     $ 34,525     $195,019
                    ========     ========     ========     ========     ========     ========     ========     ========     ========

                           December 31, 1997                                       Year Ended December 31, 1997
                  ------------------------------------     -------------------------------------------------------------------------
                                  Future
                                  Policy
                                 Benefits,                                           Benefits,  Amortization
                    Deferred      Losses,                                             Claims,  of Deferred
                     Policy     Claims and                                 Net      Losses and    Policy         Other        Net
                  Acquisition     Claims      Unearned     Premium     Investment   Settlement  Acquisition    Operating    Premiums
                     Costs       Expenses     Premiums     Revenue       Income      Expenses      Costs       Expenses     Written
                  -----------    --------     --------     --------     --------     --------   -----------    --------     --------
Property ......     $  5,739     $110,037     $ 57,008     $211,490     $ 49,573     $ 50,015     $ 25,227     $ 25,131     $195,752
                    ========     ========     ========     ========     ========     ========     ========     ========     ========


                           December 31, 1996                                        Year Ended December 31, 1996
                  ------------------------------------     -------------------------------------------------------------------------
                                  Future
                                  Policy
                                 Benefits,                                           Benefits,  Amortization
                    Deferred      Losses,                                             Claims,  of Deferred
                     Policy     Claims and                                 Net      Losses and    Policy         Other        Net
                  Acquisition     Claims      Unearned     Premium     Investment   Settlement  Acquisition    Operating    Premiums
                     Costs       Expenses     Premiums     Revenue       Income      Expenses      Costs       Expenses     Written
                  -----------    --------     --------     --------     --------     --------   -----------    --------     --------
Property ......     $  6,819     $105,421     $ 65,617     $252,828     $ 44,280     $ 86,945     $ 26,162     $ 16,731     $251,564
                    ========     ========     ========     ========     ========     ========     ========     ========     ========

                                                                     SCHEDULE VI

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                                   REINSURANCE

                      (thousands of United States dollars)

                                                                                         Percentage
                                                Ceded to     Assumed                     of Amount
                                    Gross        Other     from Other       Net           Assumed
                                    Amount     Companies    Companies      Amount          to Net
                                    ------     ---------    ---------      ------          ------
Year ended December 31, 1998
     Property Premiums Written     $ 63,271     $ 75,441     $207,189     $195,019          106%
                                   ========     ========     ========     ========
Year ended December 31, 1997
     Property Premiums Written     $  7,041     $ 32,535     $221,246     $195,752          113%
                                   ========     ========     ========     ========
Year ended December 31, 1996
     Property Premiums Written     $  1,552     $ 18,349     $268,361     $251,564          107%
                                   ========     ========     ========     ========

                                                                      SCHEDULE X

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING

                     PROPERTY/CASUALTY INSURANCE OPERATIONS

                      (Expressed in United States Dollars)

                             (dollars in thousands)



                                          Deferred      Reserve for
                                           Policy      Unpaid Claims   Discount                                 Net
                                         Acquisition    and Claims      if any,    Unearned     Earned      Investment
 Affiliation with Registrant                Costs        Expenses      Deducted    Premiums    Premiums       Income
 ---------------------------              ---------      --------      --------    --------    --------       ------
Consolidated Subsidiaries
    Year ended December 31, 1998 .....    $ 10,997       $298,829       $   --    $ 94,466     $204,947      $ 52,834
                                          ========       ========       ======    ========     ========      ========

    Year ended December 31, 1997 .....    $  5,739       $110,037       $   --    $ 57,008     $211,490      $ 49,573
                                          ========       ========       ======    ========     ========      ========

    Year ended December 31, 1996 .....    $  6,819       $105,421       $   --    $ 65,617     $252,828      $ 44,280
                                          ========       ========       ======    ========     ========      --------


                                      Claims and Claims
                                        Expense Incurred     Amortization
                                           Related to        of Deferred      Paid
                                     ---------------------      Policy     Claims and      Net
                                     Current        Prior    Acquisition     Claims      Premiums
Affiliation with Registrant            Year         Years       Costs       Expenses     Written
---------------------------          --------     --------     --------     --------     --------
Consolidated Subsidiaries
    Year ended December 31, 1998     $ 96,431     $ 16,321     $ 26,506     $ 80,594     $195,019
                                     ========     ========     ========     ========     ========

    Year ended December 31, 1997     $ 50,015     $      0     $ 25,227     $ 45,399     $195,752
                                     ========     ========     ========     ========     ========

    Year ended December 31, 1996     $ 75,118     $ 11,827     $ 26,162     $ 81,969     $251,564
                                     ========     ========     ========     ========     ========

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    --------

                                    EXHIBITS

                                       to

                                    FORM 10-K

         Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                           RenaissanceRe Holdings Ltd.

a)     Financial Statements and Exhibits.


1 The Consolidated Financial Statements of the Company and related Notes thereto are contained on pages 28 through 48 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference thereto.

2. The Schedules to the Consolidated Financial Statements of the Company are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3.     The following exhibits are included in this Report:

3.1    Memorandum of Association.*

3.2    Amended and Restated Bye-Laws.##

3.3    Memorandum of Increase in Share Capital of Company.###

4.1    Specimen Common Share certificate.*

10.1 Investment Management Agreement, dated as of November 1, 1993, between GE Investment Management Incorporated and Renaissance Reinsurance Ltd.*

10.2   RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.3 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings, Ltd., Renaissance Reinsurance Ltd. and Investors named therein.*

10.4 Third Amended and Restated Employment Agreement, dated as of July 1, 1997, between Renaissance Reinsurance Ltd. and James N. Stanard, amended and restated as of June 3, 1998.##

10.5 Form of Employment Agreement, dated as of June 23, 1997, between Renaissance Reinsurance Ltd. and certain executive officers.#

10.6 Employment Agreement, dated as of February 4, 1998, between Renaissance Reinsurance Ltd. and William I. Riker.####

10.7 Third Amended and Restated Credit Agreement, dated as of December 12, 1996, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Fleet National Bank of Connecticut and Mellon Bank, N.A. as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.+++

10.8 First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 1997, among RenaissanceRe Holdings Ltd., the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent.+

10.9 Second Amendment Agreement, dated as of June 15, 1998, among RenaissanceRe Holdings Ltd., the Lenders identified therein and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.##

10.10 Third Amendment Agreement, dated as of December 31, 1998, among RenaissanceRe Holdings Ltd., the Lenders identified therein and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.

10.11 Equity Purchase Agreement, dated as of December 13, 1996, by and among RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.^^

10.12 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.####

10.13 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan.####

10.14  Stock  Purchase  Agreement,   dated  December  19,  1997,  by  and  among
       RenaissanceRe Holdings Ltd. and Renaissance U.S. Holdings, Inc. and Nobel Insurance Limited and Nobel Holdings, Inc.++

10.15 Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.16 Amended and Restated Shareholders Agreement, dated as of March 23, 1996, by and among Warburg, Pincus Investors, L.P., Trustees of General
       Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.####

10.17 Amended and Restated Registration Rights Agreement, dated as of March 23, 1996, by and among Warburg, Pincus Investors, L.P., PT Investments Inc., GE Private Placement Partners I-Insurance, Limited Partnership and United States Fidelity and Guaranty Company.####

10.18 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.^^

10.19 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee.^^

10.20 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between the Company and The Bank of New York, as Trustee.^^

10.21 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc.^^

10.22 Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of June 24, 1998.##

10.23 First Amendment to Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31, 1998.

10.24 Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America National Trust & Savings Association.##

13.1 Annual Report to Shareholders of RenaissanceRe Holdings Ltd. for the year ended December 31, 1998 (with the exception of the information incorporated by reference into Items 5, 7, 8 and 14 of this Report, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Report).

21.1   List of Subsidiaries of the Registrant.

23.1   Consent of Ernst & Young.

27.1   Financial Data Schedule for the Year Ended December 31, 1998.

(b)    Reports on Form 8-K

          The Company filed no Current Reports on Form 8-K with the Commission during the fourth quarter of 1998.

----------------
* Incorporated by reference to the Registration Statement on Form S-1 of the Company (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

^ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 16, 1996, relating to an event which occurred on December 31, 1996.

^^ Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.

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

## Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 4, 1998.

### Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998.

#### Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998.