Form 10-Q
period 1999-03-31
RENAISSANCERE HOLDINGS LTD
filed 1999-05-17
CIK 913144

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 1999

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

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of March 31, 1999 was 20,918,002.

Total number of pages in this report:  25

                          RenaissanceRe Holdings Ltd.

                              INDEX TO FORM 10-Q

Part I -- Financial Information

         Item I -- Financial Statements

                  Consolidated Balance Sheets as of March 31, 1999               3
                  (Unaudited) and December 31, 1998

                  Unaudited Consolidated Statements of Operations for            4
                  the three months ended March 31, 1999 and 1998

                  Unaudited Consolidated Statements of Changes in Shareholders'  5
                  Equity for the three months ended March 31, 1999 and 1998

                  Unaudited Consolidated Statements of Cash Flows                6
                  for the three months ended March 31, 1999 and 1998

                  Notes to Unaudited Consolidated Financial Statements           7

         Item II -- Management's Discussion and Analysis of                     13
         Results of Operations and Financial Condition

         Item III -- Quantitative and Qualitative Disclosures About Market Risk 23

Part II -- Other Information                                                    24

         Item 1 -- Legal Proceedings
         Item 2 -- Changes in Securities
         Item 3 -- Defaults Upon Senior Securities
         Item 4 -- Submission of Matters to a Vote of Security Holders
         Item 5 -- Other Information
         Item 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                         25

Part I - Financial information
Item 1 - Financial statements

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                          Consolidated Balance Sheets
       (in thousands of United States dollars, except per share amounts)

                                                                                      As at
                                                                       ------------------------------------
                                                                       March 31, 1999     December 31, 1998
                                                                       --------------     -----------------
                                                                         (Unaudited)
Assets

Fixed maturity investments available for sale, at fair value
   (Amortized cost $724,497 and $804,968 at March 31, 1999 and
        December 31, 1998, respectively)                               $   715,247           $   799,995
Short term investments                                                      27,824                24,983
Other investments                                                           11,839                 1,630
Cash and cash equivalents                                                  175,232               115,701
                                                                       -----------           -----------
       Total investments and cash                                          930,142               942,309

Premiums receivable                                                        164,416                96,761
Ceded reinsurance balances                                                  58,616                41,370
Losses and premiums recoverable                                            184,588               200,379
Accrued investment income                                                   14,008                 9,968
Deferred acquisition costs                                                  18,103                10,997
Other assets                                                                59,436                54,380
                                                                       -----------           -----------
     Total assets                                                      $ 1,429,309           $ 1,356,164
                                                                       ===========           ===========

Liabilities, Minority Interest and Shareholders' Equity

Liabilities

Reserve for claims and claim expenses                                  $   316,284             $ 298,829
Reserve for unearned premiums                                              168,752                94,466
Bank loans                                                                 125,000               100,000
Reinsurance balances payable                                                83,290               121,658
Other                                                                       29,576                28,979
                                                                       -----------           -----------
     Total liabilities                                                     722,902               643,932
                                                                       -----------           -----------

Minority Interest - Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior
  subordinated debentures of the Company                                   100,000               100,000

Shareholders' Equity
Common shares and additional paid in capital                                20,918                39,035
Unearned stock grant compensation                                           (7,137)               (8,183)
Accumulated other comprehensive income                                      (9,288)               (5,144)
Retained earnings                                                          601,914               586,524
                                                                       -----------           -----------
     Total shareholders' equity                                            606,407               612,232
                                                                       -----------           -----------
     Total liabilities, minority interest, and
       shareholders' equity                                            $ 1,429,309           $ 1,356,164
                                                                       ===========           ===========
Book value per Common Share                                            $     28.99           $     28.28
                                                                       ===========           ===========
Common Shares outstanding                                                   20,918                21,646
                                                                       ===========           ===========

   The accompanying notes are an integral part of these financial statements

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                     Consolidated Statements of Operations
              For the three months ended March 31, 1999 and 1998
       (in thousands of United States Dollars, except per share amounts)
                                  (Unaudited)

                                                                                   Quarters Ended
                                                                         ---------------------------------
                                                                         March 31, 1999     March 31, 1998
                                                                         --------------     --------------
Revenues
        Gross Premiums Written                                              $155,095           $119,145
                                                                            ========           ========
        Net premiums written                                                $116,284           $112,452
        Increase in unearned premiums                                        (58,296)           (66,355)
                                                                            --------           --------
        Net premiums earned                                                   57,988             46,097
        Net investment income                                                 13,106             13,629
        Net foreign exchange losses                                             (666)               (24)
        Other income                                                            (269)                 -
        Net realized gains (losses) on investments                              (497)             1,236
                                                                            --------           --------
        Total revenues                                                        69,662             60,938
                                                                            --------           --------
Expenses
        Claims and claim expenses incurred                                    15,695              7,876
        Acquisition expenses                                                   6,784              6,392
        Operational expenses                                                   9,516              6,375
        Corporate expenses                                                     3,961                790
        Interest expense                                                       1,406                786
                                                                            --------           --------
        Total expenses                                                        37,362             22,219
                                                                            --------           --------
Income before minority interests and taxes                                    32,300             38,719
Minority interest - Company Obligated Mandatorily
        redeemable Capital Securities of a Subsidiary
        trust holding solely Junior Subordinated
        debentures of the Company                                              2,111              2,111
Minority interest - Glencoe                                                        -                422
                                                                            --------           --------
Income before taxes                                                           30,189             36,186
Income tax expense                                                               171                512
                                                                            ========           ========
        Net income                                                          $ 30,018           $ 35,674
                                                                            ========           ========
Earnings per Common Share - basic                                             $ 1.42             $ 1.60
Earnings per Common Share - diluted                                           $ 1.41             $ 1.57
Operating earnings per Common Share - diluted                                 $ 1.43             $ 1.52
Average shares outstanding - basic                                            21,138             22,298
Average shares outstanding - diluted                                          21,323             22,708

Claims and claim expense ratio                                                 27.1%              17.1%
Expense ratio                                                                  28.1%              27.7%
                                                                            --------           --------
Combined ratio                                                                 55.2%              44.8%
                                                                            ========           ========

   The accompanying notes are an integral part of these financial statements

                 RenaissanceRe Holdings Ltd. and Subsidiaries
   Consolidated Statements of Changes in Shareholders' Equity For the three months ended March 31, 1999 and 1998
                    (in thousands of United States Dollars)
                                  (Unaudited)

                                                                          1999                1998
                                                                        --------            --------
Common Stock
      Balance -- January 1                                              $ 21,646            $ 22,441
      Exercise of stock options                                                -                 106
      Repurchase of shares                                                  (728)                  -
                                                                        --------            --------
      Balance -- March 31                                                 20,918              22,547
                                                                        --------            --------
Paid-in Capital
      Balance -- January 1                                                17,389              52,481
      Exercise of stock options                                             (210)              2,956
      Repurchase of shares                                               (17,179)                  -
                                                                        --------            --------
      Balance -- March 31                                                      -              55,437
                                                                        --------            --------
Unearned stock grant compensation
      Balance -- January 1                                                (8,183)             (4,731)
      Stock grants cancelled (awarded)                                       256              (3,131)
      Amortization                                                           790                 207
                                                                        --------            --------
      Balance -- March 31                                                 (7,137)             (7,655)
                                                                        --------            --------
Accumulated other comprehensive income
      Balance -- January 1                                                (5,144)            (10,155)
      Net unrealized gains (losses) on securities, net of
           adjustment (see disclosure)                                    (4,144)              3,846
                                                                        --------            --------
      Balance -- March 31                                                 (9,288)             (6,309)
                                                                        --------            --------
Retained earnings
      Balance -- January 1                                               586,524             538,667
      Net income                                                          30,018              35,674
      Dividends paid                                                      (7,501)             (6,755)
      Repurchase of shares                                                (7,127)                  -
                                                                        --------            --------
      Balance -- March 31                                                601,914             567,586
                                                                        --------            --------
Total Shareholders' Equity                                              $606,407            $631,606
                                                                        ========            ========
Comprehensive income
Net income                                                              $ 30,018            $ 35,674
Change in comprehensive income                                            (4,144)              3,846
                                                                        --------            --------
Comprehensive income                                                    $ 25,874            $ 39,520
                                                                        ========            ========
Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during period             $ (4,641)           $  5,082
Less: net realized losses (gains) included in net income                     497              (1,236)
                                                                        --------            --------
Net unrealized gains (losses) on securities                             $ (4,144)           $  3,846
                                                                        ========            ========

  The accompanying notes are an integral part of these financial statements.

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                     Consolidated Statements of Cash Flows
                 For the three months ended March 31, 1999 and
           1998 (in thousands of United States Dollars in thousands)
                                  (Unaudited)

                                                                                             Quarters Ended
                                                                                 ------------------------------------
                                                                                 March 31, 1999        March 31, 1998
                                                                                 --------------        --------------
 Cash Flows from Operating Activities
       Net income                                                                    $ 30,018             $ 35,674
       Adjustments to reconcile net income to
            cash provided by operating activities
            Amortization and depreciation                                               1,022                1,352
            Realized investment losses (gains)                                            497               (1,236)
            Amortization of goodwill                                                    3,335                    -
            Minority share of income                                                        -                  422
            Change in:
                    Reinsurance balances, net                                        (106,023)             (49,284)
                    Ceded reinsurance balances                                        (17,246)               3,681
                    Deferred acquisition costs                                         (7,106)              (6,684)
                    Reserve for claims and claim expenses, net                         33,246                  893
                    Reserve for unearned premiums                                      74,286               65,347
                    Other                                                             (11,291)                (227)
                                                                                     --------             --------
                    Net cash provided by operating activities                             738               49,938
                                                                                     --------             --------
 Cash flows provided from investing activities
       Proceeds from sale of investments                                              419,326              243,888
       Purchase of investments available for sale                                    (352,998)            (210,382)
                                                                                     --------             --------
                    Net cash provided by investing activities                          66,328               33,506
                                                                                     --------             --------
 Cash flows used in financing activities
       Proceeds from bank loan                                                         25,000                    -
       Dividends paid                                                                  (7,501)              (6,755)
       Purchase of Common Shares                                                      (25,034)                   -
                                                                                     --------             --------
                    Net cash used in financing activities                              (7,535)              (6,755)
                                                                                     --------             --------
 Net increase in cash and cash equivalents                                             59,531               76,689
 Cash and cash equivalents, beginning of period                                       115,701              122,929
                                                                                     --------             --------
 Cash and cash equivalents, end of period                                            $175,232             $199,618
                                                                                     ========             ========

   The accompanying notes are an integral part of these financial statements

                 RenaissanceRe Holdings Ltd., and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                  (Unaudited)

 1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe"), its wholly owned subsidiaries, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S.") and RenaissanceRe Capital Trust (the "Trust"). Other related entities include DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe; Nobel Insurance Company ("Nobel"), a wholly owned subsidiary of Renaissance U.S.; and Renaissance Reinsurance of Europe ("Renaissance Europe"), a subsidiary of Renaissance Reinsurance. RenaissanceRe and its subsidiaries
     are collectively referred to herein as the "Company".   All intercompany
     transactions and balances have been eliminated on consolidation. Minority interests represent the interests of external parties in respect of net income and shareholders' equity of Glencoe and the Trust. Certain comparative information has been reclassified to conform to current presentation. Because of the seasonality of the Company's business the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

 2.  Significant Accounting Policies

     a)  Segment Reporting
         -----------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The Company's reportable segments are the reinsurance and primary insurance segments. The Company adopted SFAS No. 131 as of December 31, 1998, and presents the initial quarterly information in this Form 10-Q.

     b)   Derivative Instruments and Hedging Activities
          ----------------------------------------------

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

 8. The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $28.1 million and $9.7 million for the first quarter of 1999 and 1998, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and coverage for lost no claims bonuses which are incurred when losses are ceded to those reinsurance contracts. Total recoveries netted against premiums and claims and claim expenses incurred for the quarter ended March 31, 1999 were $60.9 million (for the quarter ended March 31, 1998 - $0).

     Included in losses and premiums recoverable are recoverables of $71.6 million which are related to retroactive reinsurance agreements. In accordance with SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration," contracts are required to be included in claims and claim expenses incurred as they become known. However, the offsetting recoverable is deferred and reflected in the statement of income based on the recovery method. As of March 31, 1999, the Company has deferred $24.1 million (as of December 31, 1998 - $27.6 million) of recoveries related to a retroactive reinsurance contract. This has been included in reinsurance balances payable on the consolidated balance sheet. As the amounts are recovered, the recoveries will offset claims and claim expenses incurred in the consolidated statement of income. During the first quarter of 1999, the Company recognized $3.1 million as claim recoveries under this contract.

 4. During the first quarter of 1999, the Company borrowed an additional $25 million under its revolving credit facility. Interest paid on the loans was $3.5 million for the quarter ended March 31, 1999 and $2.9 million for the same period in the previous year. On March 1, 1999, the Company paid a semi-annual dividend on the Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities") of $4.3 million.

 5. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------
                                                       Quarter ended March 31,
                                                        1999             1998
--------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
--------------------------------------------------------------------------------
Numerator:
    Net income                                       $    30,018     $    35,674
                                                     ===========================
Denominator:
    Denominator for basic earnings per share -
         Weighted average shares                      21,138,139      22,297,935
    Per share equivalents of employee stock
         Options and restricted shares                   184,894         409,797
                                                     ---------------------------
    Denominator for diluted earnings per share -
          Adjusted weighted average shares and
          Assumed conversions                         21,323,033      22,707,732
                                                     ===========================
     Basic earnings per share                              $1.42           $1.60
     Diluted earnings per share                            $1.41           $1.57

 6. During the quarter ended March 31, 1999, the Board of Directors of the Company declared, and the Company paid, a dividend of $0.35 per share to shareholders of record as of February 22, 1999.

 7. In May 1999, the Company announced a $25 million share repurchase program. During the first quarter of 1999 the Company repurchased 728,100 shares under its existing repurchase program at a cost of $25.0 million.

 8. As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Also included in the primary segment are commercial auto and general liability covers as well as surety business which provides coverage to small and mid-size contractors. Data for the quarters ended March 31, 1999 and 1998 are as follows:

Quarter ended March 31, 1999

                             Reinsurance      Primary         Other         Total
                             -------------------------------------------------------
Gross premiums written         $133,647      $ 21,448       $      -      $  155,095
Total revenues                   55,259        13,597            806          69,662
Pre-tax profit (loss)            31,205         2,753         (3,769)         30,189
Assets                          997,974       317,839        113,496       1,429,309
                               -----------------------------------------------------
Claims and claim expense
 ratio                             25.1%         35.4%             -            27.1%
Underwriting ratio                 26.3%         32.9%             -            28.1%
                               -----------------------------------------------------
Combined ratio                     51.4%         68.3%             -            55.2%
                               -----------------------------------------------------
Quarter ended March 31, 1998
                             Reinsurance      Primary         Other         Total
                             -------------------------------------------------------
Gross premiums written         $105,541      $ 13,604       $      -      $  119,145
Total revenues                   54,566         6,111            261          60,938
Pre-tax profit (loss)            37,412         2,110         (3,336)         36,186
Assets                          888,526        87,182         82,515       1,058,223
                               -----------------------------------------------------
Claims and claim expense
 ratio                             14.9%         34.8%             -            17.1%
Underwriting ratio                 27.0%         32.9%             -            27.7%
                               -----------------------------------------------------
Combined ratio                     41.9%         67.7%             -            44.8%
                               -----------------------------------------------------


     The activities of the Company's Bermuda and U.S. holding companies are the primary contributors to the results reflected in the other segment. The pre tax loss of the holding companies primarily consisted of interest expense on bank loans, the minority interest on the Capital Securities, goodwill amortization and a writedown of goodwill related to Nobel and its affiliates, and realized investment losses on the sales of investments, partially offset by investment income on the assets of the holding companies.

 9. On June 25, 1998, RenaissanceRe, through its U.S. holding company, Renaissance U.S., completed its acquisition of the U.S. operating subsidiaries of Nobel Insurance Limited, a Bermuda company ("Nobel Limited"), for $56.1 million. The Company has accounted for this acquisition using the purchase method of accounting.

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

Pro Forma Statements
(in thousands except per share data)                    Historic     Proforma
Quarters Ended                             31-Mar-99    31-Mar-98    31-Mar-98
                                           -----------------------------------
Total revenues                              $69,662      $60,938      $78,463
Net income                                  $30,018      $35,674      $34,386
Earnings per common share - basic           $  1.42      $  1.60      $  1.54
Earnings per common share - diluted         $  1.41      $  1.57      $  1.51
Shares outstanding - basic                   21,138       22,298       22,298
Shares outstanding - diluted                 21,323       22,708       22,708

10. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

     The Company has U.S. net operating loss carryforwards and future tax deductions of $18.8 million which will be available to offset regular taxable U.S. income during the carryforward period (through 2018), subject to certain limitations. The tax benefits of these items are reflected in the accompanying table of deferred tax assets and liabilities.

Income tax expense consists of:
(in thousands)
March 31, 1999                         Current       Deferred        Total
                                       -----------------------------------
U.S. federal                              526          (429)           97
U.S. state and local                       74             -            74
                                       -----------------------------------
                                          600          (429)          171
                                       -----------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 are presented below:

Deferred tax assets:
Allowance for doubtful accounts                                       258
Unearned premiums                                                     854
Claims reserves, principally due to
 discounting for tax                                                4,002
Retroactive reinsurance gain                                        8,210
Net operating loss carryforwards                                    6,420
Other                                                               4,178
                                                                   ------
                                                                   23,922
                                                                   ------
Deferred tax liabilities:
Deferred policy acquisition costs                                    (980)
Other                                                                (388)
                                                                   ------
           Net deferred tax asset                                  22,554
                                                                   ------

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the quarter ended March 31, 1999 compared to the quarter ended March 31,
1998

For the quarter ended March 31, 1999, net income available to common shareholders was $30.0 million or $1.41 per share, compared to $35.7 million or $1.57 per share for the same quarter in 1998.

Gross premiums written for the first quarters of 1999 and 1998 are as follows:

                                                 31-Mar-99           31-Mar-98
                                                 -----------------------------
Renaissance Reinsurance                           133,647             105,541
Nobel                                              17,101                   -
DeSoto                                              3,335              12,334
Glencoe                                             1,012               1,270
                                                 -----------------------------
                                                  155,095             119,145
                                                 -----------------------------


The 26.6 percent increase in written premiums for Renaissance Reinsurance was the result of a 38.1 percent increase in premiums related to new business, a
16.9 percent decrease in premiums due to the Company not renewing coverage and a
5.5 percent increase related to changes in pricing, participation level and coverage on renewed business. The purchase of Nobel was completed in June of 1998, and therefore no premium is included in the first quarter of 1998 for comparative purposes. DeSoto commenced operations in January 1998, assuming and renewing homeowners' policies from the Florida JUA, a state-sponsored insurance company. Accordingly, the higher premium volume in the first quarter of 1998 is specifically related to DeSoto's initial assumption of approximately 12,000 policies and in-force premium of approximately $10 million in the first quarter of 1998.

During 1999, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the first quarter of 1999, ceded premiums written were $38.8 million, compared with $6.7 million for the same quarter in 1998. Although ceded reinsurance reduces net premiums earned, management believes that purchases of reinsurance significantly reduce the level of risk to the Company that would otherwise exist.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the quarters ended March 31, 1999 and 1998:

                ----------------------------------------------------------------
                     Reinsurance             Primary               Total
                ----------------------------------------------------------------
                31-Mar-99  31-Mar-98  31-Mar-99  31-Mar-98  31-Mar-99  31-Mar-98
                ----------------------------------------------------------------
Loss ratio        25.1%      14.9%      35.4%      34.8%      27.1%      17.1%
Expense ratio     26.3%      27.0%      32.9%      32.9%      28.1%      27.7%
                ----------------------------------------------------------------
Combined ratio    51.4%      41.9%      68.3%      67.7%      55.2%      44.8%
                ----------------------------------------------------------------

Claims and claim expenses incurred for the quarter ended March 31, 1999, as a percentage of net earned premiums, were relatively flat for the Primary operations. The Reinsurance operations included net losses of $11.8 million or 25.1% of net premiums earned, compared with $6.1 million for the same period in 1998 or 14.9% of net premiums earned. The primary reason for the increase related to initial reserve estimates on events related to the 1999 year, partially offset by reductions in reserves related to accidents occurring in 1997 and earlier.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $6.8 million for the quarter ended March 31, 1999 and $6.4 million for the same period in 1998. Operating expenses for the first quarter of 1999 increased to $9.5 million compared with $6.4 million for the same quarter of 1998. The primary cause for the increase in operating expenses is higher operating costs associated with the continued development of the Company's primary operations, in particular the addition of Nobel and its affiliates.

Net investment income, excluding realized investment gains and losses, for the first quarter of 1999 was $13.1 million, compared to $13.6 million for the same period in 1998. The decrease in net investment income reflects the continued share repurchases and lower investment yields on the reduced asset base.

Corporate expenses increased to $4.0 million for the quarter ended March 31, 1999, compared with $0.8 million for the same period in 1998. The increase primarily relates to a write-off of $3.0 million of goodwill related to the purchase of the operating subsidiaries of Nobel Limited.

Interest expense and minority interest for the quarter ended March 31, 1999 increased to $3.5 million from $2.9 million for the same period in 1998. The increase was primarily related to the Company's purchase of the operating subsidiaries of Nobel Limited, and the related borrowings under the revolving credit facility and the term loan facility utilized for such purchase.

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

Liquidity and Capital Requirements

As a holding company, RenaissanceRe relies on investment income, cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and pay quarterly dividends, if any, to its shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda requires the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at March 31, 1999 the statutory capital and surplus of the Company's Bermuda subsidiaries was $661.3 million, and the amount required to be maintained was $101.0 million.

Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. There are various capital and surplus requirements in these states, with the most onerous requiring the Company to maintain a minimum of $15 million in capital and surplus. In this regard the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirements are met. During the first quarter of 1999, Renaissance Reinsurance paid aggregate cash dividends of $16.7 million compared to $36.4 for the same period in 1998.

The Company's U.S. insurance subsidiaries are subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are primarily based upon statutory surplus and statutory net income. The U.S. insurance subsidiaries' combined statutory surplus amounted to $26.5 million at March 31, 1999 and the amount required to be maintained was $22.4 million.

Nobel
-----

As previously announced, the Company recorded an after-tax charge of $40.1 million in the fourth quarter of 1998, related to the operations of Nobel and its affiliates. As a result, the Company has been in the process of selling or reinsuring the remaining Nobel businesses and reserves, including the casualty, surety, low-value dwelling and bail bond businesses. During the first quarter of

1999, the Company completed the reinsurance of the casualty and surety books of business. Nobel recently signed an agreement under which its bail business will be assumed by a third party, with an obligation to make payments in the future to Nobel based on the profitability of the bail business. The Company is in the process of negotiating a transaction on the low-value dwelling business.

While the Company intends to pursue an exit from Nobel's low-value dwelling business, there can be no assurance that the Company will complete any specific transactions and, if a transaction does occur, there can be no assurance that the Company will receive the estimated fair value for the remaining Nobel business. Accordingly, the future results of the Company's operations could be adversely affected by a potential write-down of goodwill, a partial write-off of the deferred tax asset or by other costs or loss in value which could occur during the transaction process. The Company expects that Nobel and its affiliates will continue to operate the casualty, surety, low-value dwelling and bail businesses on a transitional basis. Subsequent to the sale or reinsurance of the businesses, Renaissance U.S. expects to retain ownership of Nobel along with its licenses in the 50 states of America although there can be no assurance that such licenses can be successfully maintained following such sales.

Cash Flows
----------

The Company's operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. RenaissanceRe's subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, the Company maintains a credit facility from which $125 million is currently unborrowed and available to meet the liquidity needs of the Company.

Cash flows from operating activities for the first quarter of 1999 resulted principally from premium and investment income, net of paid losses, acquisition costs and underwriting expenses. Cash flows from operations in the first quarter of 1999 were $0.7 million, compared to $49.9 million for the same period in 1998. The reduction is primarily related to increased payments on the Company's ceded reinsurance and an increase in written premiums which have yet to be collected. The Company has produced cash flows from operations for the full years of 1998 and 1997 significantly in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the potential high severity and low frequency of losses on the coverages written by the Company, and the seasonality of the Company's business, it is not possible to accurately predict the Company's future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Reserves

During the quarter ended March 31, 1999 the Company incurred net claims of $15.7 million and paid losses of $32.9 million. The Company's policy of purchasing reinsurance protections continues to have a favorable impact on net incurred claims. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this reduced level of losses.

For the Company's reinsurance operations, estimates of claims and claim expenses are based in part upon estimation of claims resulting from catastrophic events. Estimation by the Company of claims resulting from catastrophic events based upon its own historical claim experience is inherently difficult because of the Company's short operating history and the potential severity of property catastrophe claims. Therefore the Company utilizes both proprietary and commercially available modes, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

On both the Company's reinsurance and primary operations, the Company uses statistical and actuarial methods to reasonably estimate ultimate expected claims and claim expenses. The period of time between the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves may be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of IBNR reserves to specific case reserves. These estimates are reviewed regularly and such adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

Capital Resources & Shareholders' Equity

The total capital resources of the Company as at March 31, 1999 and December 31, 1998 was as follows:

--------------------------------------------------------------------------------
                                                         March 31,  December 31,
(in thousands)                                              1999        1999
--------------------------------------------------------------------------------
Term loan payable                                        $ 35,000     $ 35,000
Revolving Credit Facility -- borrowed                      90,000       65,000
Revolving Credit Facility -- unborrowed                   125,000      150,000
Minority interest -- Company obligated mandatorily
 redeemable capital securities of a subsidiary trust      100,000      100,000
Shareholders' Equity                                      606,407      612,232
--------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                                  $956,407     $962,232
================================================================================

The Company has a $200 million committed revolving credit and term loan agreement with a syndicate of commercial banks. Interest rates on the facility are based on a spread above LIBOR and averaged approximately 5.5 percent during the first quarter of 1999 (6.3 percent for the first quarter of 1998). The credit agreement contains certain financial covenants including requirements of a consolidated debt to capital ratio of 0.35:1; a consolidated net worth of not less than 125 percent of consolidated debt; and 80 percent of invested assets to be rated BBB- or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at March 31, 1999.

In connection with the Company's purchase of Nobel in June 1998, Renaissance U.S. has a $35 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged approximately 5.8 percent during the first quarter of 1999. The Credit Agreement contains certain financial covenants, the primary one being that RenaissanceRe, as the principal guarantor, maintains a ratio of liquid assets to debt service of 4:1. This five year term loan has mandatory repayment provisions approximating 25 percent in each of years two through five. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at March 31, 1999.

The Capital Securities pay cumulative cash distributions at an annual rate of
8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at March 31, 1999.

During the first quarter of 1999, shareholders' equity decreased by $5.8 million, from $612.2 million at December 31, 1998 to $606.4 million at March 31, 1999. The significant components of the decrease included net income from continuing operations of $30.0 million offset by a decrease in the unrealized depreciation on investments of $4.1 million, payment of dividends of $7.5 million and the repurchase of shares of $25.0 million.

Investments

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
(in thousands)                                           1999           1999
--------------------------------------------------------------------------------
Investments available for sale, at fair value          $715,247       $799,995
Short term investments                                   27,824         24,983
Other investments                                        11,839          1,630
Cash and cash equivalents                               175,232        115,701
--------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                  $930,142       $942,309
================================================================================

The Company's current investment guidelines call for the invested asset portfolio, including cash and cash equivalents, to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At March 31, 1999, the invested asset portfolio had a dollar weighted average rating of AA, an average duration of 3.11 years and an average yield to maturity of 5.83 percent, after investment expenses.

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

As at March 31, 1999 the Company held investments and cash totaling $930.1 million with a net unrealized depreciation balance of $9.3 million. The Company's investment portfolio, is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At March 31, 1999, $21.2 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented approximately 2.3 percent of the Company's invested assets.

Derivative Instruments

The Company has assumed risk through catastrophe and weather linked securities and derivative instruments under which losses could be triggered by an industry loss index or natural parameters. For the three months ended March 31, 1999 the Company's activities with respect to these securities has approximated $0.5 million of fees and risk premiums. To date the Company has not experienced any losses from such securities or derivatives. The Company may in the future also utilize other derivatives.

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

Year 2000 Readiness Disclosures

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

Year 2000 - Internal Systems

The Company has completed an assessment of its internal business applications and computer systems, including those used in underwriting, policy processing and recording policy details. The Company believes that all critical business applications and systems will function properly with respect to dates in the Year 2000 problem. The Company has backup systems in place for power, certain infrastructure facilities and computer systems in the event of such system failures. While there can be no assurance that these systems will be free from failure, the Company believes that any failure from its internal systems will not materially impact the Company's results of operations or financial condition.

Year 2000 Exposure from Third Parties; Contingency Plan

The Company has evaluated its potential exposures from the non-compliance, if any, of its vendors' and customers' systems with the Year 2000. The Company does not believe that there will be any significant disruption of business from such vendors and customers. However, there can be no assurance that the systems of its vendors and customers, on which the Company relies on for supporting information and certain services, will be Year 2000 compliant and will not have an effect on the Company's business operations, financial results or financial condition.

The Company has a contingency plan in the event that certain communication systems, key utilities, or vendor systems prove not to be Year 2000 compliant. However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios which may arise as a result of Year 2000 related computer problems. The Company continually evaluates the status of its Year 2000 exposures and modifies its contingency plan as needed.

Year 2000 Policy Coverage

In addition to the risks and costs associated with its internal systems and third party vendors, the Company continues to evaluate its underwriting risk arising from potential losses associated with Year 2000 failures. Variables which may affect the pervasiveness and severity of Year 2000 problem include, but are not limited to, the magnitude of the amount of costs and expenses directly attributable to Year 2000 failures, the portion of such amount, if any, that constitutes insurable losses, and the extent of governmental intervention. Moreover, standard insurance and reinsurance contracts neither explicitly include nor explicitly exclude coverage for Year 2000 failures. The Company does not believe that Year 2000 losses should be covered under the standard forms of contracts that it provides. However, some Year 2000 related losses may or may not be determined to be covered under standard insurance and reinsurance contracts, depending upon the specific contract language, the applicable case law, and the facts and circumstances of each loss. The Company's Year 2000 initiative seeks to minimize its potential Year 2000 underwriting exposure by
(1) performing an underwriting evaluation of potential Year 2000 exposures; (2) declining to renew certain contracts where the Company believes the potential risk from Year 2000 losses is too great, and (3) structuring reinsurance contractual language to mitigate potential exposure. The Company cannot be certain that these steps will adequately minimize its Year 2000 underwriting exposures, and given the possible magnitude of the Year 2000 problem, the Company may incur Year 2000 insurance coverage related losses.

The Company believes it is taking reasonable and appropriate measures in the course of its business operations and client relationship to avoid or mitigate such Year 2000 related exposures.

Current Outlook

It is anticipated that the competitive pressures that have existed since 1995 will continue into 1999. During the past four years, these pressures have suppressed the premiums for property catastrophe coverages. However, partially as a result of the $10.1 billion of U.S. catastrophe losses reported in 1998 as estimated by Property Claims Services, the Company believes that the rate reductions, which have been evident in the past four years, may subside. Also, the Company believes that opportunities in certain select markets will continue to exist, which because of the Company's competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, will enable the Company to find additional opportunities in the property catastrophe reinsurance business that otherwise would not be available.

The Company also believes that its purchase of reinsurance protection will increase during the year. This is partially due to rate increases on certain policies that the Company accessed for protection during 1998, plus additional protection which the Company believes it will purchase during the year.

The Company announced an additional $25 million share buyback in May 1999. Although any share repurchase activity is subject to market conditions, if the Company were to complete these repurchases, such repurchases could reduce the Company's interest income in the future.

The Company expects to continue with its sale and reinsurance transactions for Nobel. Accordingly, the Company believes that its future quarters consolidated results will reflect a reduced impact from Nobel and its affiliates. During the first quarter of 1999, the Company recorded $17.1 million of gross written premiums, $8.9 million of net premiums written and net income of $0.8 million related to Nobel and its affiliates. While the Company intends to continue to pursue an exit from Nobel's low-value dwelling business, there can be no assurance that the Company will complete any specific transaction and, if a sales transaction does occur, there can be no assurance that the Company will receive the estimated fair value of the remaining Nobel business. Accordingly, the future results of the Company's operations could be adversely affected by a potential write-down of goodwill, a partial write-off of the deferred tax asset or by other costs or loss in value which could occur during the transaction process. The Company expects that Nobel and its affiliates will continue to operate its business units on a transitional basis.

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

During recent fiscal years there has been considerable consolidation among leading brokerage firms and also among the Company's customers. Although consolidations may continue to occur, the Company believes that its financial strength, its position as one of the market leaders in the property catastrophe reinsurance industry and its ability to provide innovative products to the industry will minimize any effect on the Company's business.

Note on Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate, among other things, to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition in the industry; (iii) the lowering or loss of one of the financial or claims-paying ratings of the Company or one or more of its subsidiaries; (iv) risks associated with implementing business strategies of the Company; (v) uncertainties in the Company's reserving process; (vi) failure of the Company's reinsurers to honor their obligations; (vii) actions of competitors including industry consolidation; (viii) loss of services of any one of the Company's key executive officers; (ix) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation including additional tax regulation, in the United States or other jurisdictions in which the Company operates; (x) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws; (xi) changes in economic conditions, including currency rate conditions which could affect the Company's investment portfolio; (xii) uncertainties with respect to the Company's planned reinsurance or distribution of certain operating units of Nobel Insurance Company; (xiii) risks relating to the Year 2000 issue; or (xiv) a contention by the United States Internal Revenue Service that the Company or Renaissance Reinsurance is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item III   Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Instruments

In accordance with the Securities and Exchange Commission's Financial Reporting Release No. 48, the Company's investment portfolio includes investments which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 3.4 percent, which equates to a decrease in market value of approximately $27.3 million on a portfolio valued at $803.0 million at March 31, 1999. An immediate time horizon was used as this presents the worst-case scenario.

Part II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

          None

Item 2 -- Changes in Securities and Use of Proceeds

          None

Item 3 -- Defaults Upon Senior Securities

          None

Item 4 -- Submission of Matters to a Vote of Security Holders

          None

Item 5 -- Other Information

          None

Item 6 -- Exhibits and Reports on Form 8-K

     a.   Exhibits:

          Exhibit 27 - Financial Data Schedule.

     b.   Current Reports on Form 8-K:

          The Registrant filed a Current Report on Form 8-K on January 11, 1999.

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

Date: May 17, 1999