Form 10-Q
period 1999-06-30
RENAISSANCERE HOLDINGS LTD
filed 1999-08-16
CIK 913144

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                   FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended:    June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  x   No____
                      -----

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of June 30, 1999 was 20,826,332.

Total number of pages in this report:      30

                          RenaissanceRe Holdings Ltd.

                              INDEX TO FORM 10-Q

Part I -- Financial Information

       Item 1 -- Financial Statements

             Consolidated Balance Sheets as of June 30, 1999                  3
             (Unaudited) and December 31, 1998

             Unaudited Consolidated Statements of Operations for              4
             the six months ended June 30, 1999 and 1998

             Unaudited Consolidated Statements of Changes in Shareholders'    5
             Equity for the six months ended June 30, 1999 and 1998

             Unaudited Consolidated Statements of Cash Flows                  6
             for the six months ended June 30, 1999 and 1998

             Notes to Unaudited Consolidated Financial Statements             7

      Item 2 -- Management's Discussion and Analysis of                      14
      Results of Operations and Financial Condition

      Item 3 -- Quantitative and Qualitative Disclosures About Market Risk   26

Part II -- Other Information                                                 27

        Item 1 -- Legal Proceedings
        Item 2 -- Changes in Securities
        Item 3 -- Defaults Upon Senior Securities
        Item 4 -- Submission of Matters to a Vote of Security Holders
        Item 5 -- Other Information
        Item 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                      30

Part I - Financial information
Item 1 - Financial statements

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                          Consolidated Balance Sheets
       (in thousands of United States Dollars, except per share amounts)


                                                                                   As at
                                                                    ----------------------------------------
                                                                      June 30, 1999       December 31, 1998
                                                                    -------------------   ------------------
                                                                       (Unaudited)
Assets
Fixed maturity investments available for sale, at fair value
   (Amortized cost $797,009 and $804,968 at June 30, 1999 and
        December 31, 1998, respectively)                                   $   780,774          $   799,995
Short term investments, at cost                                                 19,814               24,983
Other investments                                                               24,780                1,630
Cash and cash equivalents                                                      121,764              115,701
                                                                           -----------          -----------
       Total investments and cash                                              947,132              942,309
Premiums receivable                                                            166,597               96,761
Ceded reinsurance balances                                                      64,027               41,370
Losses and premiums recoverable                                                153,425              200,379
Accrued investment income                                                        9,896                9,968
Deferred acquisition costs                                                      18,037               10,997
Other assets                                                                    54,645               54,380
                                                                           -----------          -----------
     Total assets                                                          $ 1,413,759          $ 1,356,164
                                                                           ===========          ===========

Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses                                      $   328,182          $   298,829
Reserve for unearned premiums                                                  153,946               94,466
Bank loans                                                                     125,000              100,000
Reinsurance balances payable                                                    76,775              121,658
Other                                                                           27,701               28,979
                                                                           -----------          -----------
     Total liabilities                                                         711,604              643,932
                                                                           -----------          -----------
Minority Interest - Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely
  junior subordinated debentures of the Company                                 94,100              100,000

Shareholders' Equity
Common shares and additional paid-in capital                                    27,992               39,035
Unearned stock grant compensation                                              (11,937)              (8,183)
Accumulated other comprehensive income                                         (16,235)              (5,144)
Retained earnings                                                              608,235              586,524
                                                                           -----------          -----------

     Total shareholders' equity                                                608,055              612,232
                                                                           -----------          -----------
     Total liabilities, minority interest, and
     shareholders' equity                                                  $ 1,413,759          $ 1,356,164
                                                                           ===========          ===========
Book value per Common Share                                                $     29.20          $     28.28
                                                                           ===========          ===========
Common Shares outstanding                                                       20,826               21,646
                                                                           ===========          ===========

   The accompanying notes are an integral part of these financial statements

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                     Consolidated Statements of Operations
               For the six months ended June 30, 1999 and 1998
       (in thousands of United States Dollars, except per share amounts)
                                  (Unaudited)

                                                         Quarters Ended                         Year to date
                                               ------------------------------------ ----------------------------------
                                                June 30, 1999      June 30, 1998     June 30, 1999     June 30, 1998
                                               -----------------  ----------------- ----------------  ----------------
Revenues
    Gross Premiums Written                      $     67,374       $     45,851      $     222,469     $     164,996
                                               =================  ================= ================  ================

    Net premiums written                        $     34,929       $      5,162      $     151,213     $     117,614
    Decrease (increase) in unearned premiums          22,739             41,879            (35,557)          (24,476)
                                               -----------------  ----------------- ----------------  ---------------

    Net premiums earned                               57,668             47,041            115,656            93,138
    Net investment income                             14,039             12,629             27,145            26,258
    Net foreign exchange gains (losses)                  394               (827)              (272)             (851)
    Other income                                         460                347                191               347
    Net realized losses on investments                (5,030)            (2,163)            (5,527)             (927)
                                               -----------------  ----------------- ----------------  ----------------
    Total revenues                                    67,531             57,027            137,193           117,965
                                               -----------------  ----------------- ----------------  ----------------

Expenses
    Claims and claim expenses incurred                21,005             10,294             36,700            18,170
    Acquisition expenses                               6,025              5,436             12,809            11,828
    Operational expenses                               9,092              7,827             18,608            14,202
    Corporate expenses                                 3,936                812              7,897             1,602
    Interest expense                                   1,712                794              3,118             1,580
                                               -----------------  ----------------- ----------------  ----------------

    Total expenses                                    41,770             25,163             79,132            47,382
                                               -----------------  ----------------- ----------------  ----------------
Income before minority interests and taxes            25,761             31,864             58,061            70,583
Minority interest - Company obligated
    mandatorily redeemable Capital Securities
    of a subsidiary trust holding solely
    junior subordinated debentures of the
    Company                                            2,128              2,159              4,239             4,270
Minority interest - Glencoe                                -                283                 -                705
                                               -----------------  ----------------- ----------------  ----------------
Income before taxes                                   23,633             29,422             53,822            65,608
Income tax expense  (benefit)                           (416)               884               (245)            1,396
                                               -----------------  ----------------- ----------------  ----------------
    Net income                                  $     24,049       $     28,538      $      54,067     $      64,212
                                               =================  ================= ================  ================

Earnings per Common Share - basic               $       1.17       $       1.28      $        2.60     $        2.88
Earnings per Common Share - diluted             $       1.16       $       1.26      $        2.57     $        2.83
Operating earnings per Common Share - diluted   $       1.40       $       1.35      $        2.84     $        2.87

Average shares outstanding - basic                    20,524             22,237             20,831            22,267

Average shares outstanding - diluted                  20,703             22,728             21,012            22,718

Claims and claim expense ratio                          36.4%              21.9%              31.7%             19.6%
Expense ratio                                           26.2%              28.2%              27.2%             27.9%
                                               -----------------  ----------------- ----------------  ----------------
Combined ratio                                          62.6%              50.1%              58.9%             47.5%
                                               =================  ================= ================  ================

   The accompanying notes are an integral part of these financial statements

                 RenaissanceRe Holdings Ltd. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity
                For the six months ended June 30, 1999 and 1998
                    (in thousands of United States Dollars)
                                  (Unaudited)

                                                                         1999                1998
                                                                    ------------        -----------
Common Stock & Paid-in Capital
      Balance -- January 1                                          $     39,035        $    74,922
      Exercise of stock options & restricted stock awards                  6,295              6,779
      Repurchase of capital securities                                       885                  -
      Repurchase of shares                                               (18,223)           (15,647)
                                                                    ------------        -----------
      Balance -- June 30                                                  27,992             66,054
                                                                    ------------        -----------
Unearned stock grant compensation
      Balance -- January 1                                                (8,183)            (4,731)
      Stock grants awarded                                                (5,372)            (5,964)
      Amortization                                                         1,618              1,088
                                                                    ------------        -----------
      Balance -- June 30                                                 (11,937)            (9,607)
                                                                    ------------        -----------
Accumulated other comprehensive income (1)
      Balance -- January 1                                                (5,144)           (10,155)
      Net unrealized gains (losses) on securities, net of
           adjustment (see disclosure)                                   (11,091)             4,877
                                                                    ------------        -----------
      Balance -- June 30                                                 (16,235)            (5,278)
                                                                    ------------        -----------
Retained earnings
      Balance -- January 1                                               586,524            538,667
      Net income                                                          54,067             64,212
      Dividends paid                                                     (14,830)           (13,539)
      Repurchase of shares                                               (17,526)                 -
                                                                    ------------        -----------
      Balance -- June 30                                                 608,235            589,340
                                                                    ------------        -----------
Total Shareholders' Equity                                          $    608,055        $   640,509
                                                                    ============        ===========

Comprehensive income
Net income                                                          $     54,067        $    64,212
Change in comprehensive income                                           (11,091)             4,877
                                                                    ------------        -----------
Comprehensive income                                                $     42,976        $    69,089
                                                                    ============        ===========

Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during period         $    (16,618)       $     5,804
Less: net realized losses (gains) included in net income                   5,527               (927)
                                                                    ------------        -----------
Net unrealized gains (losses) on securities during the period       $    (11,091)       $     4,877
                                                                    ============        ===========

(1) Note - comprehensive income for the quarters ended June 30, 1999 and 1998 were $(6.9) and $1.0, respectively.

  The accompanying notes are an integral part of these financial statements.

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the six months ended June 30, 1999 and 1998
             (in thousands of United States Dollars in thousands)
                                  (Unaudited)

                                                                                            Year to date
                                                                               --------------------------------------
                                                                                 June 30, 1999        June 30, 1998
                                                                               ----------------     -----------------
 Cash flows from operating activities

        Net income                                                             $         54,067     $          64,212

        Adjustments to reconcile net income to
             cash provided by operating activities

             Amortization and depreciation                                                1,653                 2,540
             Realized investment losses (gains)                                           5,527                   927
             Amortization/ writeoff of goodwill                                           6,669                     -
             Minority share of income                                                         -                   706
             Change in:
                    Reinsurance balances, net                                          (114,719)              (24,292)
                    Ceded reinsurance balances                                          (22,657)              (27,297)
                    Deferred acquisition costs                                           (7,040)               (7,140)
                    Reserve for claims and claim expenses, net                           76,307                 4,235
                    Reserve for unearned premiums                                        59,480                55,663
                    Other                                                                (6,227)                  (25)
                                                                               ----------------     -----------------

                    Net cash provided by operating activities                            53,060                69,529
                                                                               ----------------     -----------------

 Cash flows used in investing activities
        Proceeds from sale of investments                                               980,331               366,226
        Purchase of investments available for sale                                     (996,734)             (404,123)
        Purchase of minority interest's share in Glencoe                                      -               (13,682)
        Payment for purchase of Nobel, net of cash acquired                                   -               (58,869)
                                                                               ----------------     -----------------

                    Net cash used in investing activities                               (16,403)             (110,448)
                                                                               ----------------     -----------------

 Cash flows provided by (used in) financing activities
        Proceeds from bank loan                                                          25,000                35,000
        Purchase of capital securities                                                   (5,015)                    -
        Dividends paid                                                                  (14,830)              (13,539)
        Purchase of Common Shares                                                       (35,749)              (15,647)
                                                                               ----------------     -----------------

                    Net cash provided by (used in) financing activities                 (30,594)                5,814
                                                                               ----------------     -----------------

 Net increase in cash and cash equivalents                                                6,063               (35,105)

 Cash and cash equivalents, beginning of period                                         115,701               122,928
                                                                               ----------------     -----------------

 Cash and cash equivalents, end of period                                      $        121,764     $          87,823
                                                                               ================     =================

   The accompanying notes are an integral part of these financial statements

                 RenaissanceRe Holdings Ltd., and Subsidiaries
                  Notes to Consolidated Financial Statements
                     (Expressed in United States Dollars)
                                  (Unaudited)

1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe"), its wholly owned subsidiaries, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S.") and RenaissanceRe Capital Trust (the "Trust"). Other related entities include DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe; Nobel Insurance Company ("Nobel"), a wholly owned subsidiary of Renaissance U.S.; and Renaissance Reinsurance of Europe ("Renaissance Europe"), a subsidiary of Renaissance Reinsurance. RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Minority interests represent the interests of external parties in respect of net income and shareholders' equity of Glencoe and the Trust. Certain comparative information has been reclassified to conform to current presentation. Because of the seasonality of the Company's business the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

2.   Significant Accounting Policies

     a)   Segment Reporting
          -----------------
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The Company's reportable segments are the reinsurance and primary insurance segments. The Company adopted SFAS No. 131 as of December 31, 1998.

     b)   Derivative Instruments and Hedging Activities
          ----------------------------------------------
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. Currently, the

     Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements.

3. The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $50.8 million and $22.3 million for the six months ended June 30, 1999 and 1998, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and coverage for lost no claims bonuses which are incurred when losses are ceded to those reinsurance contracts. Total recoveries netted against premiums and claims and claim expenses incurred for the six months ended June 30, 1999 were $78.5 million (for the six months ended June 30, 1998 - $0).

     Included in losses and premiums recoverable are recoverables of $38.1 million which are related to retroactive reinsurance agreements. In accordance with SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration," contracts are required to be included in claims and claim expenses incurred as they become known. However, the offsetting recoverable is deferred and reflected in the statement of operations based on the recovery method. As of June 30, 1999, the Company has deferred $21.0 million (as of December 31, 1998 - $27.6 million) of recoveries related to a retroactive reinsurance contract. This has been included in reinsurance balances payable on the consolidated balance sheet. As the amounts are recovered, the recoveries will offset claims and claim expenses incurred in the consolidated statement of operations. During the first six months of 1999, the Company recognized $6.9 million as claim recoveries under this contract.

4. Interest paid on outstanding loans was $3.1 million for the six month period ended June 30, 1999 and $1.6 million for the same period in the previous year. The increase in interest expense is due to additional borrowings of $50 million in 1998 and $25 million in 1999. On March 1, 1999, the Company paid a semi-annual dividend on the Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities") of $4.3 million.

5. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

-------------------------------------------------------------------------------------------------------
                                                                   Quarter ended June 30,
                                                                  1999                1998
-------------------------------------------------------------------------------------------------------
     (in thousands of U.S. dollars except share and per share data)
-------------------------------------------------------------------------------------------------------
Numerator:
    Net income                                                      $    24,049             $    28,538
                                                                    ===================================
Denominator:
    Denominator for basic earnings per share -
         Weighted average shares                                     20,523,988              22,236,500
    Per share equivalents of employee stock
         Options and restricted shares                                  179,164                 491,732
                                                                    -----------------------------------
    Denominator for diluted earnings per share -
          Adjusted weighted average shares and
          Assumed conversions                                        20,703,151              22,728,232
                                                                    ===================================
     Basic earnings per share                                       $      1.17             $      1.28
     Diluted earnings per share                                     $      1.16             $      1.26

-------------------------------------------------------------------------------------------------------
                                                                      Six months to June 30,
                                                                           1999                    1998
-------------------------------------------------------------------------------------------------------
     (in thousands of U.S. dollars except share and per share data)
-------------------------------------------------------------------------------------------------------
Numerator:
    Net income                                                      $    54,067             $    64,212
                                                                    ===================================
Denominator:
    Denominator for basic earnings per share -
         Weighted average shares                                     20,830,500              22,267,217
    Per share equivalents of employee stock
         Options and restricted shares                                  181,133                 450,774
                                                                    -----------------------------------
    Denominator for diluted earnings per share -
          Adjusted weighted average shares and
          Assumed conversions                                        21,011,633              22,717,991
                                                                    ===================================
     Basic earnings per share                                       $      2.60             $      2.88
     Diluted earnings per share                                     $      2.57             $      2.83

6. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.35 per share to shareholders of record on each of May 28 and February 18, 1999. On August 5, 1999, the Board of Directors declared a dividend of $.35 per share payable on September 2, 1999 to shareholders of record on August 19, 1999.

7. In May 1999, the Company announced a $25 million share repurchase program. Through June 30, 1999 the Company repurchased 1,043,000 shares at a cost of $36.1 million.

     Also, during the quarter, the Company repurchased $5.9 million of the Capital Securities recognizing a gain of $.9 million, which was reflected in additional paid-in capital.

8. As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Also included in the primary segment are commercial auto and general liability covers as well as surety business which provides coverage to small and mid-size contractors. Segment data for the six and three month periods ended June 30, 1999 and 1998 are as follows:


     (in thousands)

     Quarter ended June 30, 1999

                                  Reinsurance       Primary          Other            Total
                                  --------------------------------------------------------------
Gross premiums written               $   56,575      $ 10,799         $      -        $   67,374
Total revenues                           57,108         9,420            1,003            67,531
Income (loss) before taxes               27,530           (87)          (3,810)           23,633

Assets                                1,014,379       295,989          103,391         1,413,759
                                  --------------------------------------------------------------
Claims and claim expense ratio             33.7%         52.6%               -              36.4%
Expense ratio                              26.6%         24.1%               -              26.2%
                                  --------------------------------------------------------------
Combined ratio                             59.7%         76.7%               -              62.6%
                                  --------------------------------------------------------------

Quarter ended June 30, 1998

                                  Reinsurance       Primary          Other            Total
                                  --------------------------------------------------------------
Gross premiums written               $   41,341      $  4,510         $      -        $   45,851
Total revenues                           51,377         5,802             (152)           57,027
Income (loss) before taxes               30,805         3,328           (4,711)           29,422

Assets                                  862,065       295,044          101,260         1,258,369
                                  --------------------------------------------------------------

Claims and claim expense ratio             20.6%         34.0%               -              21.9%
Expense ratio                              27.8%         32.3%               -              28.2%
                                  --------------------------------------------------------------
Combined ratio                             48.4%         66.3%               -              50.1%
                                  --------------------------------------------------------------

(in thousands)
Six months ended June 30, 1999

                                       Reinsurance       Primary           Other           Total
                                   ----------------------------------------------------------------
Gross premiums written                  $  190,222       $ 32,247      $          -     $  222,469
Total revenues                             112,367         23,017             1,809        137,193
Income (loss) before taxes                  58,735          2,666            (7,579)        53,822
Assets                                   1,014,379        295,989           103,391      1,413,759
                                   ----------------------------------------------------------------
Claims and claim expense ratio                29.5%          42.7%                -           31.7%
Expense ratio                                 26.1%          29.2%                -           27.2%
                                   ----------------------------------------------------------------
Combined ratio                                55.6%          71.9%                -           58.9%
                                   ----------------------------------------------------------------

Six months ended June 30, 1998
                                       Reinsurance       Primary           Other           Total
                                   ----------------------------------------------------------------
Gross premiums written                  $  146,882       $ 18,114          $      -     $  164,996
Total revenues                             105,943         11,913               109        117,965
Income (loss) before taxes                  68,217          5,438            (8,047)        65,608
Assets                                     862,065        295,044           101,260      1,258,369
                                   ----------------------------------------------------------------

Claims and claim expense ratio                17.8%          34.4%                -           19.6%
Expense ratio                                 27.4%          32.6%                -           27.9%
                                   ----------------------------------------------------------------
Combined ratio                                45.2%          67.0%                -           47.5%
                                   ----------------------------------------------------------------


     The activities of the Company's Bermuda and U.S. holding companies are the primary contributors to the results reflected in the other segment. The pre tax loss of the holding companies primarily consisted of interest expense on bank loans, the minority interest on the Capital Securities, and realized investment losses on the sales of investments, partially offset by investment income on the assets of the holding companies.

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

Pro Forma Statements
------------------------------------
(in thousands except per share data)                              Historic           Proforma
Six months ended                               30-Jun-99          30-Jun-98          30-Jun-98
                                         -----------------------------------------------------
Total revenues                                  137,193            117,965            151,247
Net income                                       54,067             64,212             49,955
Earnings per common share - basic           $      2.60        $      2.88       $       2.24
Earnings per common share - diluted         $      2.57        $      2.83       $       2.20


Shares o/s - basic                               20,831             22,267             22,267
Shares o/s - diluted                             21,012             22,718             22,718

     As of June 30, 1999, the Company has entered into agreements which provide for the sale and/or reinsurance of Nobel's principal business units. Accordingly, future periods are expected to reflect a reduced impact from Nobel and its affiliates.

10. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

     The Company has U.S. net operating loss carryforwards and future tax deductions of $22.5 million which will be available to offset regular taxable U.S. income during the carryforward period (through 2018), subject to certain limitations. The tax benefits of these items are reflected in the accompanying table of deferred tax assets and liabilities.

     Six months ended June 30, 1999 (in thousands)

                                 CURRENT       DEFERRED      TOTAL
                                ------------------------------------
     U.S. federal               $   1,039    $   (1,737)    $   (698)
     U.S. state and local             453             -          453
                                ------------------------------------
                                $   1,492    $   (1,737)    $   (245)
                                ------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 are presented below:

     (in thousands)

     Deferred Tax Assets:
       Allowance for doubtful accounts                 $     291
       Unearned premiums                                     814
       Claims reserves, principally due to
         discounting for tax                               3,476
       Retroactive reinsurance gain                        7,037
       Net operating loss carryforwards                    7,641
       Other                                               4,158
                                                       ---------
                                                          23,417
     Deferred Tax Liabilities:
       Deferred policy acquisition costs                    (132)
       Unrealized gains                                      162
       Other                                                 697
                                                       ---------
       Net deferrred tax asset                         $  24,144
                                                       ---------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of the Company's results of operations for the three months and six months ended June 30, 1999 and 1998 and financial condition as of June 30, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

General

The Company provides reinsurance and insurance where risk of natural catastrophe represents a significant component of the overall exposure. The Company's results depend to a large extent on the frequency and severity of catastrophic events, and the concentration and coverage offered to clients impacted thereby. In addition, from time to time, the Company may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, the Company seeks an attractive return on equity, the ability to develop or capitalize on a competitive advantage and opportunities that will not detract from its core reinsurance operations. Accordingly, the Company regularly reviews strategic opportunities and periodically engages in discussions regarding possible transactions

RESULTS OF OPERATIONS

For the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998

For the quarter ended June 30, 1999, net income available to common shareholders was $24.0 million or $1.16 per share, compared to $28.5 million or $1.26 per share for the same quarter in 1998.

Gross premiums written for the second quarter of 1999 and 1998 are as follows:


                                           Quarter ended
(in thousands)                      30-Jun-99          30-Jun-98
                                  -------------------------------
Renaissance Reinsurance           $   56,575           $   41,341
Nobel                                  9,476                    -
DeSoto                                 1,158                2,919
Glencoe                                  165                1,591
                                  -------------------------------
                                  $   67,374           $   45,851
                                  ===============================

The 36.8 percent increase in written premiums for Renaissance Reinsurance was the result of a 66.4 percent increase in premiums related to new business and timing differences of recording written premiums in the Company's underwriting system, a 32.1 percent decrease in premiums due to the Company not renewing coverage and a 2.5 percent increase related to changes in pricing, participation level and coverage on renewed business. The purchase of Nobel was completed in June of 1998, and accordingly premiums written in the second quarter of 1998 do not reflect premiums generated by Nobel. The decrease in premium volume in DeSoto is a result of existing policyholders not renewing coverage. The decrease in written premiums for Glencoe was primarily a result of the Company not renewing coverage on expiring policies and also due to timing differences.

As discussed in the Company's 1998 10-K and it's 10-Q for the quarter ended March 31, 1999, the Company is in the process of discontinuing or selling the operations of Nobel. Accordingly, the Company expects a decrease in future premium volumes, interest income, and related expenses. (see Financial Condition
- Nobel).

During 1999, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the second quarter of 1999, ceded premiums written were $32.4 million, compared with $40.7 million for the same quarter in 1998. The decrease in reinsurance premiums ceded is a result of the 1999 ceded premiums for Renaissance Reinsurance being more evenly distributed among quarters, whereas in 1998 the majority of the ceded premiums were written in the second quarter. Although ceded reinsurance reduces net premiums earned, management believes that purchases of reinsurance significantly reduce the level of risk to the Company that would otherwise exist.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the quarters ended June 30, 1999 and 1998:

                     -----------------------------------------------------------------------------------
                              Reinsurance                   Primary                      Total
                     -----------------------------------------------------------------------------------
Quarter ended:          30-Jun-99     30-Jun-98     30-Jun-99     30-Jun-98     30-Jun-99     30-Jun-98
                     -----------------------------------------------------------------------------------
Loss ratio                 33.7%         20.6%         52.6%         34.0%         36.4%         21.9%
Expense ratio              26.6%         27.8%         24.1%         32.3%         26.2%         28.2%
                     -----------------------------------------------------------------------------------
Combined ratio             59.7%         48.4%         76.7%         66.3%         62.6%         50.1%
                     -----------------------------------------------------------------------------------

Claims and claim expenses incurred for the quarter ended June 30, 1999, as a percentage of net earned premiums, were higher for the Primary operations due to the inclusion of Nobel, which because of the type of business written by Nobel, generally results in a greater loss ratio than Glencoe and DeSoto. Also contributing to the increase in the loss ratio of the primary business was a reduction in net premiums earned by DeSoto due to timing differences. The Reinsurance operations included net losses of $16.4 million or 33.7% of net premiums earned, compared with $8.8 million for the same period in 1998 or 20.6% of net premiums earned. The primary reason for the increase in net losses was due to the recording of net reserves of $10 million related to two significant catastrophe events occurring in the quarter, the Australia hail storms and tornadoes in Oklahoma.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $6.0 million for the quarter ended June 30, 1999 and $5.4 million for the same period in 1998. Operating expenses for the first quarter of 1999 increased to $9.1 million compared with $7.8 million for the same quarter of 1998. The primary cause for the increase in operating expenses was an increase in operating costs associated with the Company's primary operations, and certain one time costs, including severance costs, related to Nobel and the discontinuance of the majority of its operations.

Net investment income, excluding realized investment gains and losses, for the second quarter of 1999 was $14.0 million, compared to $12.6 million for the same period in 1998. The increase in net investment income reflects an increase in invested assets and higher investment yields on the asset base.

Corporate expenses increased to $3.9 million for the quarter ended June 30, 1999, compared with $0.8 million for the same period in 1998. The increase primarily relates to an additional write-off of $3.2 million of goodwill related to the purchase of the operating subsidiaries of Nobel Limited.

Interest expense and minority interest for the quarter ended June 30, 1999 increased to $3.8 million from $3.2 million for the same period in 1998. The increase was primarily related to the Company's purchase of the operating subsidiaries of Nobel Limited, and the related borrowings under the revolving credit facility and the term loan facility utilized for such purchase.


For the six months ended June 30, 1999 compared to the six months ended June 30, 1998

For the six months ended June 30, 1999, net income available to common shareholders was $54.1 million or $2.57 per share, compared to $64.2 million or $2.83 per share for the same period in 1998.

Gross premiums written for the six months ended June 30, 1999 and 1998 are as follows:


                                          Six months ended
(in thousands)                      30-Jun-99         30-Jun-98
                               -----------------------------------
Renaissance Reinsurance             $190,222             $146,882
Nobel                                 26,577                    -
DeSoto                                 4,493               15,253
Glencoe                                1,177                2,861
                               -----------------------------------
                                    $222,469             $164,996
                               ===================================

The 29.5 percent increase in written premiums for Renaissance Reinsurance was the result of a 46.0 percent increase in premiums related to new business, timing differences and non-recurring business, a 21.2 percent decrease in premiums due to the Company not renewing coverage and a 4.7 percent increase related to changes in pricing, participation level and coverage on renewed business. The purchase of Nobel was completed in June of 1998, and accordingly premiums written in the first six months of 1998 do not reflect premiums generated by Nobel. The 1998 premium volume in DeSoto includes its initial assumption of approximately 12,000 policies and in force premium of approximately $10 million in the first quarter of 1998.

As discussed in the Company's 1998 10-K and 10-Q for the quarter ended March 31, 1999, the Company is in the process of discontinuing or selling the operations of Nobel. Accordingly the Company expects a decrease in future premium volumes, interest income, and related expenses. (see Financial Condition - Nobel)

During 1999, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the first six months of 1999, ceded premiums written were $71.3 million, compared with $47.4 million for the same period in 1998. The increase in ceded premiums relates to increased purchases of $9.8 million by Renaissance Reinsurance, and the inclusion of Nobel, which ceded $12.1 million of premiums in 1999 and is not reflected in the 1998 comparative figures. Although ceded reinsurance reduces net premiums earned, management believes that purchases of reinsurance significantly reduce the level of risk to the Company that would otherwise exist.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the six months ended June 30, 1999 and 1998:

                     -----------------------------------------------------------------------------------
                              Reinsurance                   Primary                      Total
                     -----------------------------------------------------------------------------------
Six months ended:       30-Jun-99     30-Jun-98     30-Jun-99     30-Jun-98     30-Jun-99     30-Jun-98
                     -----------------------------------------------------------------------------------
Loss ratio                 29.5%         17.8%         42.7%         34.4%         31.7%         19.6%
Expense ratio              26.1%         27.4%         29.2%         32.6%         27.2%         27.9%
                     -----------------------------------------------------------------------------------
Combined ratio             55.6%         45.2%         71.9%         67.0%         58.9%         47.5%
                     -----------------------------------------------------------------------------------

Claims and claim expenses incurred for the six months ended June 30, 1999, as a percentage of net earned premiums, was slightly higher for the Primary operations due to the inclusion of Nobel, which because of the type of business written by Nobel, generally results in a greater loss ratio than Glencoe and DeSoto. Also contributing to the increase in the loss ratio of the primary business was a reduction in net premiums earned by DeSoto due to timing differences. The Reinsurance operations included net losses of $28.5 million or 29.5% of net premiums earned, compared with $14.8 million for the same period in 1998 or 17.8% of net premiums earned. The primary reason for the increase related to initial reserve estimates on events related to the 1999 year, partially offset by reductions in reserves related to accidents occurring in 1997 and earlier. The Company recorded net reserves of $10 million related to two significant catastrophe events occurring in the quarter, the Australia hail storms and tornadoes in Oklahoma.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $12.8 million for the six months ended June 30, 1999 and $11.8 million for the same period in 1998. Operating expenses for the first quarter of 1999 increased to $18.6 million compared with $14.2 million for the same quarter of 1998. The primary cause for the increase in operating expenses was an increase in operating costs associated with the Company's primary operations, and certain one time costs, including severance costs, related to Nobel and the discontinuance of the majority of its operations.

Net investment income, excluding realized investment gains and losses, for the six months ended June 30, 1999 was $27.1 million, compared to $26.3 million for the same period in 1998.

Corporate expenses increased to $7.9 million for the six months ended June 30, 1999, compared with $1.6 million for the same period in 1998. The increase primarily relates to a write-off of $6.4 million of goodwill related to the purchase of the operating subsidiaries of Nobel Limited.

Interest expense and minority interest for the six months ended June 30, 1999 increased to $7.4 million from $6.5 million for the same period in 1998. The increase was primarily related to the Company's purchase of the operating subsidiaries of Nobel Limited, and the related borrowings under the revolving credit facility and the term loan facility utilized for such purchase.

FINANCIAL CONDITION

Liquidity and Capital Requirements

As a holding company, RenaissanceRe relies on investment income and cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and pay quarterly dividends, if any, to its shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda requires the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at June 30, 1999 the statutory capital and surplus of the Company's Bermuda subsidiaries was $684.3 million, and the amount required to be maintained was $101.0 million.

Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. There are various capital and surplus requirements in these states, with the most onerous requiring Glencoe to maintain a minimum of $15 million in capital and surplus. In this regard the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirements are met. During the second quarter of 1999, Renaissance Reinsurance paid aggregate cash dividends of $21.6 million compared to $28.9 for the same period in 1998.

The Company's U.S. insurance subsidiaries are subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are primarily based upon statutory surplus and statutory net income. The U.S. insurance subsidiaries' combined statutory surplus amounted to $28.2 million at June 30, 1999 and the amount required to be maintained was $24.1 million.

Nobel
-----

As previously announced, the Company recorded an after-tax charge of $40.1 million in the fourth quarter of 1998, related to the operations of Nobel and its affiliates. As a result, the Company has been in the process of selling or reinsuring the remaining Nobel businesses and reserves, including Nobel's casualty, surety, low-value dwelling, claims adjusting and bail bond businesses. During the first six months of 1999, the Company completed the reinsurance of the casualty and surety books of business and signed an agreement under which its bail business will be assumed by a third party, with an obligation to make payments in the future to Nobel based on the profitability of the bail business. Also during the second quarter, Nobel completed the sale of its IAS/Cat Crew subsidiary to its management team in an earn-out transaction. Nobel also recently signed an agreement under which its low value dwelling book of business will be assumed by a third party. A portion of the consideration may be payable by the purchaser to Nobel based on the future revenues of the low-value dwelling business.

The Company expects that Nobel and its affiliates will continue to conduct certain functions of the casualty, surety, low-value dwelling and bail businesses on a transitional basis. Renaissance U.S. expects to retain ownership of Nobel along with its licenses in the 50 states of America although there can be no assurance that such licenses can be successfully maintained following such sales.

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

Cash flows from operating activities for the six months ended June 30, 1999 resulted principally from premium and investment income, net of paid losses, acquisition costs and underwriting expenses. Cash flows from operations in the first six months of 1999 were $53.1 million, compared to $69.5 million for the same period in 1998. The reduction is primarily related to increased payments on the Company's ceded reinsurance and an increase in written premiums which have yet to be collected. The Company has produced cash flows from operations for the full years of 1998 and 1997 significantly in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the potential high severity and low frequency of losses on the coverages written by the Company, and the seasonality of the Company's business, it is not possible to accurately predict the Company's future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Reserves

During the six months ended June 30, 1999 the Company incurred net claims of $36.7 million and paid losses of $75.1 million. The Company's policy of purchasing reinsurance protections continues to have a favorable impact on net incurred claims. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this reduced level of losses.

For the Company's reinsurance operations, estimates of claims and claim expenses are based in part upon estimation of claims resulting from catastrophic events. Estimation by the Company of claims resulting from catastrophic events based upon its own historical claim experience is inherently difficult because of the Company's short operating history and the potential severity of property catastrophe claims. Therefore the Company utilizes both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

With respect to both the Company's reinsurance and primary operations, the Company uses statistical and actuarial methods to reasonably estimate ultimate expected claims and claim expenses. The period of time between the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves may be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of IBNR reserves to specific case reserves. These estimates are reviewed regularly and such adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

Capital Resources and Shareholders' Equity

The total capital resources of the Company as at June 30, 1999 and December 31, 1998 was as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,        December 31,
(in thousands)                                                                                1999              1998

---------------------------------------------------------------------------------------------------------------------------
Term loan payable                                                                          $ 35,000            $ 35,000
Revolving Credit Facility -- borrowed                                                        90,000              65,000
Revolving Credit Facility -- unborrowed                                                     125,000             150,000
Minority interest -- Company obligated mandatorily                                           94,100             100,000
 redeemable capital securities of a subsidiary trust
Shareholders' Equity                                                                        608,055             612,232

---------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                                                                    $952,155            $962,232
===========================================================================================================================

The Company has a $200 million committed revolving credit and term loan agreement with a syndicate of commercial banks. Interest rates on the facility are based on a spread above LIBOR and averaged approximately 5.5 percent during the first six months of 1999 (6.3 percent for the same period in 1998). The credit agreement contains certain financial covenants including requirements of a consolidated debt to capital ratio of 0.35:1; a consolidated net worth of not less than 125 percent of consolidated debt; and 80 percent of invested assets to be rated BBB- or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at June 30, 1999.

In connection with the Company's purchase of Nobel in June 1998, Renaissance U.S. has a $35 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged approximately 5.8 percent during the first six months of 1999. The Credit Agreement contains certain financial covenants, the primary one being that RenaissanceRe, as the principal guarantor, maintains a ratio of liquid assets to debt service of 4:1. This five year term loan has mandatory repayment provisions approximating 25 percent in each of years two through five. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at June 30, 1999.

The Capital Securities pay cumulative cash distributions at an annual rate of
8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at June 30, 1999.

During the first six months of 1999, shareholders' equity decreased by $4.1 million, from $612.2 million at December 31, 1998 to $608.1 million at June 30, 1999. The significant components of the decrease included an increase in the unrealized depreciation on investments of $11.1 million, payment of dividends of $14.8 million and the repurchase of shares of $35.1 million, partially offset by net income from continuing operations of $54.1 million.

Investments

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

---------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,        December 31,
(in thousands)                                                                             1999             1998
---------------------------------------------------------------------------------------------------------------------------
Investments available for sale, at fair value                                       $    780,774         $   799,995
Short term investments                                                                    19,814              24,983
Other investments                                                                         24,780               1,630
Cash and cash equivalents                                                                121,764             115,701

---------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                                                   $947,132            $942,309

===========================================================================================================================

The Company's current investment guidelines call for the invested asset portfolio, including cash and cash equivalents, to have at least an average AA rating as measured by Standard & Poor's

Ratings Group. At June 30, 1999, the invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.5 years and an average yield to maturity of 6.50 percent, prior to investment expenses.

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

As at June 30, 1999 the Company held investments and cash totaling $947.1 million with a net unrealized depreciation balance of $16.2 million. The Company's investment portfolio, is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At June 30, 1999, $8.2 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1 percent of the Company's invested assets.

Derivative Instruments

The Company has assumed risk through catastrophe and weather linked securities and derivative instruments under which losses could be triggered by an industry loss index or natural parameters. For the six months ended June 30, 1999 the Company's activities with respect to these securities has approximated $0.7 million of fees and risk premiums. To date the Company has not experienced any losses from such securities or derivatives. The Company may in the future also utilize other derivatives.

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

Current Outlook

It is anticipated that the competitive pressures that have existed since 1995 will continue during the remainder of 1999. During the past four years, these pressures have suppressed the premiums for property catastrophe coverages. However, partially as a result of the $10.1 billion of U.S. catastrophe losses reported in 1998 as estimated by Property Claims Services, the Company believes that the rate reductions, which have been evident in the past four years, are beginning to subside. Also, the Company believes that opportunities in certain select markets will continue to exist, which because of the Company's competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, will enable the Company to find additional opportunities in the property catastrophe reinsurance business that otherwise would not be available.

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

The Company has entered into agreements which provide for the sale and reinsurance of Nobel's principal operating units. Accordingly, the Company believes that its future consolidated results will reflect a reduced impact from Nobel and its affiliates. During the first six months of 1999, the Company recorded $26.6 million of gross written premiums, $14.4 million of net premiums written and net income of $0.2 million related to Nobel and its affiliates. The Company expects that Nobel and its affiliates will continue to conduct certain functions on a transitional basis, and that the Company will continue to maintain ownership of Nobel along with its licenses in the 50 states of America although there can be no assurance that such licenses can be successfully maintained.

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

Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate, among other things, to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for property catastrophe reinsurance, or increased competition in the industry; (iii) the lowering or loss of one of the financial or claims-paying ratings of the Company or one or more of its subsidiaries; (iv) risks associated with implementing business strategies of the Company; (v) uncertainties in the Company's reserving process;
(vi) failure of the Company's reinsurers to honor their obligations; (vii) actions of competitors including industry consolidation; (viii) loss of services of any one of the Company's key executive officers; (ix) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation including additional tax regulation, in the United States or other jurisdictions in which the Company operates; (x) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws; (xi) changes in economic conditions, including currency rate conditions which could affect the Company's investment portfolio; (xii) risks relating to the Year 2000 issue; or (xiii) a contention by the United States Internal Revenue Service that the Company or Renaissance Reinsurance is engaged in the conduct of a trade or business within the U.S. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments

The Company's investment portfolio includes investments which are available for trading purposes and which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.5 percent, which equates to a decrease in market value of approximately $23.1 million on a portfolio valued at $922.4 million at June 30, 1999. An immediate time horizon was used as this presents the worst-case scenario.

Part II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

              None

Item 2 -- Changes in Securities and Use of Proceeds

              None

Item 3 -- Defaults Upon Senior Securities

              None

Item 4 -- Submission of Matters to a Vote of Security Holders

       (a) The registrant's 1999 Annual General Meeting of Shareholders was held on May 13, 1999.

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

       (c) The following matters were voted upon at the Annual General Meeting with the voting results as indicated:

(1)    The Company Board Proposal.

       The Company's Bye-Laws provide for a classified Board, consisting of eleven members (which the Board may determine to expand to twelve members) divided into three classes of approximately equal size. At the Annual Meeting, the shareholders elected four of the eleven directors as Class I Directors, who shall serve until the Company's 2002 Annual Meeting.

Class I Directors
(whose terms will
expire (if elected)
in 2002

Nominee                       Votes for     Votes against     Votes withheld
-------                       ---------     -------------     --------------
Edmund Greene
Lisa J. Marshall
Scott E. Pardee
William I. Riker
                             ------------------------------------------------
                              19,335,555    164,342           0
                             ------------------------------------------------

(2)    The Company's Auditors Proposal.

       Proposal to appoint Ernst & Young independent auditors of the Company for the 1999 fiscal year.

           Votes For      Votes Against      Votes withheld
           ---------      -------------      --------------
           19,486,201        4,479           9,217


(3)    The Renaissance Board Proposal.

       The Company's Bye-Laws provide for a classified Board, consisting of eleven members (which the Board may determine to expand to twelve members) divided into three classes of approximately equal size. At the Annual Meeting, the shareholders elected four of the eleven directors as Class I Directors, who shall serve until the Company's 2002 Annual Meeting.

      Class I Directors
      (whose terms will
      expire (if elected)
      in 2002

      Nominee                  Votes for              Votes against            Votes withheld
      -------                  ---------             --------------            --------------
      Edmund Greene
      Lisa J. Marshall
      Scott E. Pardee
      William I. Riker
                               --------------------------------------------------------------------------
                                19,436,106            51,859                    11,932
                               --------------------------------------------------------------------------


(4)    The Renaissance Auditors Proposal.

       Proposal to appoint Ernst & Young independent auditors of Renaissance for the 1999 fiscal year.

       Votes For      Votes Against      Votes Withheld
       ---------      -------------      --------------
       19,438,890     5,925              10,082

(5)    The Renaissance Share Capital Proposal.

       Currently, the Memorandum of Association of Renaissance (the "Renaissance Memorandum") provides for minimum paid up share capital of $1,000,000. Applicable

     Bermuda regulations require insurers to have share capital of $1.25 million in order to write long term business. While the Company has no present intention to commence writing long term business, the Company believes it is advisable to be in compliance with Bermuda regulations to be well positioned to take advantage of any opportunity which may arise in the future. The Company's Board has unanimously determined that it is advisable and in the best interests of the Company's shareholders to comply with this policy. At present, the actual paid up share capital of Renaissance is $241,201,000 and therefore the amendment will have no effect on the issued share capital of Renaissance.

     In accordance with the Company's Bye-laws, approval by the Company's shareholders is required to amend the Renaissance Memorandum. Accordingly the Company, as the sole shareholder of Renaissance, will adopt an amendment to the Renaissance Memorandum of Association deleting the word "US$1,000,000" where it appears in paragraph 5 of the Renaissance Memorandum and substituting therefor the word "US$1,250,000".

             Votes For            Votes Against           Votes Withheld
             ---------            -------------           --------------
             19,431,507           58,160                  10,230


Item 5 -- Other Information

              None

Item 6 -- Exhibits and Reports on Form 8-K

     a.       Exhibits:

              Exhibit 27 - Financial Data Schedule.

     b.       Current Reports on Form 8-K:

             The Registrant did not file any reports on Form 8-K during the period beginning April 1, 1999 and ending June 30, 1999.

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

Date:  August 16, 1999