Form 10-Q
period 1999-09-30
RENAISSANCERE HOLDINGS LTD
filed 1999-11-15
CIK 913144

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------

Commission file number:                 34-0-26512

                           RenaissanceRe Holdings Ltd.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

Bermuda                               98-013-8020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of September 30, 1999 was 20,483,570.

Total number of pages in this report:      29

                          RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q


Part I -- Financial Information

     Item 1 -- Financial Statements

          Consolidated Balance Sheets as of September 30, 1999                 3
          (Unaudited) and December 31, 1998

          Unaudited Consolidated Statements of Operations for                  4
          the three and nine month periods ended September 30, 1999 and 1998

          Unaudited Consolidated Statements of Changes in Shareholders'        5
          Equity for the nine month period ended September 30, 1999
          and 1998

          Unaudited Consolidated Statements of Cash Flows                      6
          for the nine month period ended September 30, 1999 and 1998

          Notes to Unaudited Consolidated Financial Statements                 7

     Item 2 -- Management's Discussion and Analysis of                        14
          Results of Operations and Financial Condition

     Item 3 -- Quantitative and Qualitative Disclosures About Market Risk     27

Part II -- Other Information                                                  28

     Item 1 -- Legal Proceedings
     Item 2 -- Changes in Securities
     Item 3 -- Defaults Upon Senior Securities
     Item 4 -- Submission of Matters to a Vote of Security Holders
     Item 5 -- Other Information
     Item 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                       29

Part I - Financial information
Item 1 - Financial statements

                 RenaissanceRe Holdings Ltd. and Subsidiaries
                          Consolidated Balance Sheets
       (in thousands of United States Dollars, except per share amounts)

                                                                                      As at
                                                                   --------------------------------------------
                                                                      Sept. 30, 1999          Dec. 31, 1998
                                                                   ----------------------   -------------------
                                                                        (Unaudited)
Assets

Fixed maturity investments available for sale, at fair value
   (Amortized cost $927,758 and $804,968 at Sept. 30, 1999 and
        December 31, 1998, respectively)                            $            910,728    $          799,995
Short term investments, at cost                                                   19,605                24,983
Other investments                                                                 25,378                 1,630
Cash and cash equivalents                                                        169,636               115,701
                                                                    --------------------    ------------------
       Total investments and cash                                              1,125,347               942,309

Premiums receivable                                                              158,360                96,761
Ceded reinsurance balances                                                        69,193                41,370
Losses and premiums recoverable                                                  161,152               200,379
Accrued investment income                                                         12,949                 9,968
Deferred acquisition costs                                                        18,690                10,997
Other assets                                                                      53,880                54,380
                                                                    --------------------    ------------------
      Total assets                                                  $          1,599,571    $        1,356,164
                                                                    ====================    ==================

Liabilities, Minority Interest and Shareholders' Equity

Liabilities

Reserve for claims and claim expenses                               $            336,759    $          298,829
Reserve for unearned premiums                                                    163,228                94,466
Bank loans                                                                       250,000               100,000
Reinsurance balances payable                                                      72,155               121,658
Investment balances due                                                           48,504                    --
Accounts payable and other                                                        21,997                28,979
                                                                    --------------------    ------------------
     Total liabilities                                                           892,643               643,932
                                                                    --------------------    ------------------
Minority Interest - Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely
  junior subordinated debentures of the Company                                   94,100               100,000

Shareholders' Equity

Common shares and additional paid-in capital                                      20,484                39,035
Unearned stock grant compensation                                                (10,997)               (8,183)
Accumulated other comprehensive income                                           (16,816)               (5,144)
Retained earnings                                                                620,157               586,524
                                                                    --------------------    ------------------

     Total shareholders' equity                                                  612,828               612,232
                                                                    --------------------    ------------------
     Total liabilities, minority interest, and
     shareholders' equity                                           $          1,599,571    $        1,356,164
                                                                    ====================    ==================
Book value per Common Share                                         $              29.92    $            28.28
                                                                    ====================    ==================
Common Shares outstanding                                                         20,484                21,646
                                                                    ====================    ==================

   The accompanying notes are an integral part of these financial statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                      Consolidated Statements of Operations
    For the three and nine month periods ended September 30, 1999 and 1998
       (in thousands of United States Dollars, except per share amounts)
                                   (Unaudited)


                                                           Quarters Ended                     Year to date
                                               -----------------------------------  ---------------------------------
                                                Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
                                               -----------------  ----------------  ----------------  ---------------
Revenues
    Gross Premiums Written                      $        97,582     $      78,117     $     320,051    $     243,113
                                               =================  ================  ================  ===============
    Net premiums written                        $        58,238     $      66,381     $     209,451    $     183,995
    Increase in unearned premiums                        (4,115)           (7,715)          (39,672)         (32,191)
                                               -----------------  ----------------  ----------------  ---------------
    Net premiums earned                                  54,123            58,666           169,779          151,804
    Net investment income                                15,714            13,305            42,859           39,563
    Net foreign exchange gains (losses)                     107                49              (165)            (802)
    Other income                                            882               642             1,073              989
    Net realized losses on investments                   (6,020)           (5,833)          (11,547)          (6,760)
                                               -----------------  ----------------  ----------------  ---------------
    Total revenues                                       64,806            66,829           201,999          184,794
                                               -----------------  ----------------  ----------------  ---------------
Expenses
    Claims and claim expenses incurred                   19,420            26,696            56,120           44,866
    Acquisition expenses                                  7,540             7,536            20,349           19,364
    Operational expenses                                  8,771             9,581            27,379           23,783
    Corporate expenses                                      693             1,252             8,590            2,854
    Interest expense                                      2,675             1,381             5,793            2,961
                                               -----------------  ----------------  ----------------  ---------------
    Total expenses                                       39,099            46,446           118,231           93,828
                                               -----------------  ----------------  ----------------  ---------------
Income before minority interests and taxes               25,707            20,383            83,768           90,966
Minority interest - Company obligated
    mandatorily redeemable capital securities
    of a subsidiary trust holding solely
    junior subordinated
    debentures of the Company                             1,861             2,088             6,100            6,358
Minority interest - Glencoe                                 --                --                --               705
                                               -----------------  ----------------   ---------------  ---------------
Income before taxes                                      23,846            18,295            77,668           83,903
Income tax benefit                                         (128)           (2,077)             (373)            (681)
                                               -----------------  ----------------  ----------------  ---------------
    Net income                                  $        23,974     $      20,372     $      78,041    $      84,584
                                               =================  ================  ================  ===============
Earnings per Common Share - basic               $          1.18     $        0.93     $        3.78    $        3.81
Earnings per Common Share - diluted             $          1.17     $        0.91     $        3.74    $        3.74
Operating earnings per Common Share - diluted   $          1.46     $        1.17     $        4.30    $        4.04
Average shares outstanding - basic                       20,356            21,962            20,673           22,173
Average shares outstanding - diluted                     20,536            22,393            20,854           22,613
Claims and claim expense ratio                            35.9%             45.5%             33.1%            29.6%
Expense ratio                                             30.1%             29.2%             28.1%            28.4%
                                               -----------------  ----------------  ----------------  ---------------
Combined ratio                                            66.0%             74.7%             61.2%            58.0%
                                               =================  ================  ================  ===============

   The accompanying notes are an integral part of these financial statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity
             For the nine months ended September 30, 1999 and 1998
                    (in thousands of United States Dollars)
                                  (Unaudited)


                                                                             Year to date
                                                               ----------------------------------------
                                                                 Sept. 30, 1999        Sept. 30, 1998
                                                               ------------------     -----------------
Common Stock & Paid-in Capital
      Balance -- January 1                                     $          39,035      $      74,922
      Exercise of stock options & restricted stock awards                  6,422              6,637
      Repurchase of capital securities                                       885                 --
      Repurchase of shares                                               (25,858)           (25,389)
                                                               ------------------     --------------
      Balance -- September 30                                             20,484             56,170
                                                               ------------------     --------------
Unearned stock grant compensation
      Balance -- January 1                                                (8,183)            (4,731)
      Stock grants awarded                                                (5,387)            (5,964)
      Amortization                                                         2,573              1,799
                                                               ------------------     --------------
      Balance -- September 30                                            (10,997)            (8,896)
                                                               ------------------     --------------
Accumulated other comprehensive income (1)
      Balance -- January 1                                                (5,144)           (10,155)
      Net unrealized gains (losses) on securities, net of
           adjustment (see disclosure)                                   (11,672)             8,741
                                                               ------------------     --------------
      Balance -- September 30                                            (16,816)            (1,414)
                                                               ------------------     --------------
Retained earnings
      Balance -- January 1                                               586,524            538,667
      Net income                                                          78,041             84,584
      Dividends paid                                                     (22,001)           (20,204)
      Repurchase of shares                                               (22,761)                --
      Exercise of stock options                                              354                 --
                                                               ------------------     --------------
      Balance -- September 30                                            620,157            603,047
                                                               ------------------     --------------

Total Shareholders' Equity                                     $         612,828      $     648,907
                                                               ==================     ==============
Comprehensive income
Net income                                                     $          78,041      $      84,584
Change in comprehensive income                                           (11,672)             8,741
                                                               ------------------     --------------
Comprehensive income                                           $          66,369      $      93,325
                                                               ==================     ==============
Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during period    $         (23,219)     $       1,981
Less: net realized losses (gains) included in net income                  11,547              6,760
                                                               ------------------     --------------
Net unrealized gains (losses) on securities during the period  $         (11,672)     $       8,741
                                                               ==================     ==============

(1) Note - comprehensive income for the quarters ended September 30, 1999 and 1998 were $(0.6) and $3.8 mil., respectively.

    The accompanying notes are an integral part of these financial statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1999 and 1998
             (in thousands of United States Dollars in thousands)
                                   (Unaudited)


                                                                                       Year to date
                                                                          --------------------------------------
                                                                           Sept. 30, 1999       Sept. 30, 1998
                                                                          -----------------    -----------------
 Cash flows from operating activities

       Net income                                                         $         78,041     $         84,584

       Adjustments to reconcile net income to
            cash provided by operating activities

            Amortization and depreciation                                            2,082                3,651
            Realized investment losses (gains)                                      11,547                6,760
            Amortization/writeoff of goodwill                                        6,888                   --
            Minority share of income                                                    --                  705
            Change in:
                    Reinsurance balances, net                                     (111,102)             (10,072)
                    Ceded reinsurance balances                                     (27,823)              (2,043)
                    Deferred acquisition costs                                      (7,693)              (9,125)
                    Reserve for claims and claim expenses, net                      77,157                6,806
                    Reserve for unearned premiums                                   68,762                   --
                    Other                                                          (13,351)              (6,453)
                                                                          -----------------    -----------------

                    Net cash provided by operating activities                       84,508               74,813
                                                                          -----------------    -----------------

 Cash flows used in investing activities
       Proceeds from maturities and sales of investments                         1,571,937              536,867
       Purchase of investments available for sale                               (1,676,875)            (544,595)
       Purchase of minority interest's share in Glencoe                                 --              (15,204)
       Payment for purchase of Nobel, net of cash acquired                              --              (58,869)
                                                                          -----------------    -----------------

                    Net cash used in investing activities                         (104,938)             (81,801)
                                                                          -----------------    -----------------
 Cash flows provided by financing activities
       Proceeds from bank loan                                                     150,000               50,000
       Purchase of capital securities                                               (5,015)                  --
       Dividends paid                                                              (22,001)             (20,204)
       Purchase of Common Shares                                                   (48,619)             (25,389)
                                                                          -----------------    -----------------

                    Net cash provided by financing activities                       74,365                4,407
                                                                          -----------------    -----------------

 Net increase in cash and cash equivalents                                          53,935               (2,581)

 Cash and cash equivalents, beginning of period                                    115,701              122,929
                                                                          -----------------    -----------------

 Cash and cash equivalents, end of period                                 $        169,636     $        120,348
                                                                          =================    =================


    The accompanying notes are an integral part of these financial statements

                  RenaissanceRe Holdings Ltd., and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                   (Unaudited)

1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its wholly owned subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S.") and RenaissanceRe Capital Trust (the "Trust"). Other related entities include DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe; Nobel Insurance Company ("Nobel"), a wholly owned subsidiary of Renaissance U.S.; and Renaissance Reinsurance of Europe ("Renaissance Europe"), a subsidiary of Renaissance Reinsurance. RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Minority interests represent the interests of external parties in respect of net income and shareholders' equity of Glencoe and the Trust. Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

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

3. The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $89.7 and $35.2 million for the nine months ended September 30, 1999 and 1998, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and coverage for lost no claims bonuses which are incurred when losses are ceded to those reinsurance contracts. Total recoveries netted against premiums and claims and claim expenses incurred for the nine months ended September 30, 1999 were $85.9 million compared to $55.5 million for the nine months ended September 30, 1998.

     Included in losses and premiums recoverable are recoverables of $30.1 million which are related to retroactive reinsurance agreements. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," adverse development related to these retroactive reinsurance contracts are required to be included in claims and claim expenses incurred as they become known. However, the offsetting recoverable is deferred and reflected in the statement of operations in future periods, based on the recovery method. As of September 30, 1999, the Company has deferred $16.4 million (as of December 31, 1998 - $27.6 million) of recoveries related to a retroactive reinsurance contract. This has been included in reinsurance balances payable on the consolidated balance sheet. As the amounts are recovered, the recoveries will offset claims and claim expenses incurred in the consolidated statement of operations. During the first nine months of 1999, the Company recognized $11.2 million as claim recoveries under this contract.

4. Interest expense on outstanding loans was $5.8 million for the nine month period ended September 30, 1999 and $3.0 million for the same period in the previous year. The increase in interest expense is due to additional borrowings of $50 million in 1998 and $150 million in 1999. See "Financial Condition Capital Resources and Shareholders' Equity" for further discussion.

     On September 1, 1999, the Company paid a semi-annual dividend of $4.3 million on Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities").


5. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

---------------------------------------------------------------------------------------------
                                                                Quarter ended September 30,
                                                                     1999           1998
---------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
---------------------------------------------------------------------------------------------
Numerator:
    Net income                                                    $    23,974     $    20,372
                                                                =============================
Denominator:
    Denominator for basic earnings per share -
         Weighted average shares                                   20,356,231      21,962,000
    Per share equivalents of employee stock
         Options and restricted shares                                179,507         431,000
                                                                -----------------------------
    Denominator for diluted earnings per share -
          Adjusted weighted average shares and
          Assumed conversions                                      20,535,737      22,393,000
                                                                =============================
     Basic earnings per share                                           $1.18           $0.93
     Diluted earnings per share                                         $1.17           $0.91

---------------------------------------------------------------------------------------------
                                                                 Nine months to September 30,
                                                                    1999            1998
---------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
Numerator:
    Net income                                                  $    78,041       $    84,584
                                                                =============================
Denominator:
    Denominator for basic earnings per share -
         Weighted average shares                                 20,672,528        22,173,000
    Per share equivalents of employee stock
         Options and restricted shares                              181,186           440,000
                                                                -----------------------------
    Denominator for diluted earnings per share -
          Adjusted weighted average shares and
          Assumed conversions                                    20,853,714        22,613,000
                                                                =============================
     Basic earnings per share                                         $3.78             $3.81
     Diluted earnings per share                                       $3.74             $3.74

6. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.35 per share to shareholders of record on each of February 18, May 28, and August 19, 1999. On November 4, 1999, the Board of Directors declared a dividend of $0.35 per share payable on December 2, 1999 to shareholders of record on November 18, 1999.

7. In May 1999, the Company announced a $25 million share repurchase program. Through September 30, 1999 the Company repurchased 1,389,500 shares at a cost of $48.6 million. Also, through September 30, 1999 the Company repurchased $5.9 million of the

    Capital Securities recognizing a gain of $0.9 million, which was reflected in additional paid-in capital.

8. As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: reinsurance operations and primary operations.
    The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Also included in the primary segment are commercial auto and general liability covers as well as surety business which provides coverage to small and mid-size contractors. Segment data for the three and nine month periods ended September 30, 1999 and 1998 are as follows:


(in thousands)
Quarter ended September 30, 1999
                                    Reinsurance        Primary           Other           Total
                                -----------------------------------------------------------------
Gross premiums written           $        79,466    $      18,117     $       --     $    97,582
Total revenues                            54,248            9,176          1,383          64,806
Income (loss) before taxes                27,885           (2,465)        (1,574)         23,846

Assets                                 1,090,097          321,888        187,586       1,599,571
                                -----------------------------------------------------------------

Claims and claim expense ratio             29.4%            75.9%                          35.9%
Expense ratio                              27.2%            48.4%                          30.1%
                                -----------------------------------------------------------------
Combined ratio                             56.6%           124.3%                          66.0%
                                -----------------------------------------------------------------

Quarter ended September 30, 1998
                                   Reinsurance          Primary           Other         Total
                                -----------------------------------------------------------------
Gross premiums written           $        53,976      $    24,141        $    --     $    78,117
Total revenues                            48,282           18,025            522          66,829
Income (loss) before taxes                27,477           (5,346)        (3,835)         18,295

Assets                                   934,402          301,568        104,336       1,340,306
                                -----------------------------------------------------------------

Claims and claim expense ratio             19.8%           112.6%                          45.5%
Expense ratio                              29.3%            28.8%                          29.2%
                                -----------------------------------------------------------------
Combined ratio                             49.1%           141.4%                          74.7%
                                =================================================================

(in thousands)
Nine months ended September 30,
1999
                                   Reinsurance        Primary         Other          Total
                                 ----------------------------------------------------------------
Gross premiums written            $       269,687    $     50,364    $        -     $    320,051
Total revenues                            166,614          32,193         3,192          201,999
Income (loss) before taxes                 86,619             201        (9,152)          77,668


Assets                                  1,090,097         321,888       187,586        1,599,571
                                 ----------------------------------------------------------------

Claims and claim expense ratio              29.5%           52.0%             -            33.1%
Expense ratio                               26.5%           22.0%             -            28.1%
                                 ----------------------------------------------------------------
Combined ratio                              56.0%           74.0%             -            61.2%
                                 ----------------------------------------------------------------

Nine months ended September 30,
1998
                                   Reinsurance        Primary         Other          Total
                                 ----------------------------------------------------------------
Gross premiums written            $       201,259    $     41,854    $        -     $    243,113
Total revenues                            154,225          29,938           631          184,794
Income (loss) before taxes                 95,693              92       (11,882)          83,903


Assets                                    934,402         301,568       104,336        1,340,306
                                 ----------------------------------------------------------------

Claims and claim expense ratio              18.5%           83.5%             -            29.6%
Expense ratio                               28.0%           30.2%             -            28.4%
                                 ----------------------------------------------------------------
Combined ratio                              46.5%          113.7%             -            58.0%
                                 ----------------------------------------------------------------

     The Company's Bermuda holding company is the primary contributor to the results reflected in "Other" segment. The pre tax loss of the holding company primarily consisted of interest expense on bank loans, the minority interest on the Capital Securities, and realized investment losses on the sales of investments, partially offset by investment income on the assets of the holding company.

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

Pro Forma Statements
----------------------------------------------
(in thousands except per share data)                                  Historic        Proforma
Nine months ended                                    30-Sep-99       30-Sep-98       30-Sep-98
                                              -------------------------------------------------
Total revenues                                         201,999         184,794         218,076
Net income                                              78,041          84,584          70,327
Earnings per common share - basic                     $   3.78        $   3.81        $   3.17
Earnings per common share - diluted                   $   3.74        $   3.74        $   3.11

Shares o/s - basic                                      20,673          22,173          22,173
Shares o/s - diluted                                    20,854          22,613          22,614

     As of September 30, 1999, the Company has completed the sale and/or reinsurance of Nobel's principal business units. Accordingly, future periods will reflect a reduced impact from Nobel and its affiliates.

10. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

     The Company has U.S. net operating loss carryforwards and future tax deductions of $22.3 million which are expected to be available to offset regular taxable U.S. income during the carryforward period (through 2018), subject to certain limitations. The tax benefits of these items are reflected in the accompanying table of deferred tax assets and liabilities.


Nine months ended September 30, 1999 (in thousands)

                                             Current       Deferred       Total
                                         ------------------------------------------
U.S. federal tax expense (benefit)               $   924      $ (1,852)     $ (928)
U.S. state and local tax expense (benefit)           555            --         555
                                         ------------------------------------------
                                                 $ 1,479      $ (1,852)     $ (373)
                                         ------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 are presented below:

Deferred tax assets:
Net operating loss carryforwards                              $ 11,304
Retroactive reinsurance gain                                     5,571
Claims reserves, principally due to
  discounting for tax                                            3,227
Unearned premiums                                                  416
Other                                                            2,243
                                                            -----------
                                                                22,761
Deferred tax liabilities:
Deferred policy acquisition costs                                 (261)
Unrealized gains                                                   214
Other                                                              539
                                                            -----------
Net deferrred tax asset                                       $ 23,253
                                                            ===========

11. Subsequent to the quarter ended September 30, 1999, the Company entered into the following transactions:

     a. Effective October 5, 1999 the Company re-negotiated its revolving credit facility increasing the aggregate amount available under the facility from $200 million to $275 million. Effective November 8, 1999 the facility was increased to $300 million. The interest rate under the new facility is 72.5 basis points above LIBOR.

     b. Effective October 28, 1999 the Company purchased an additional $4.5 million of its Capital Securities, recognizing a gain of $0.9 million, which is reflected in additional paid-in capital.

     c. Effective November 4, 1999 the Company's Board of Directors authorized the Company to buy back an additional $25 million of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of the Company's results of operations for the three months and nine months ended September 30, 1999 and 1998 and financial condition as of September 30, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998

For the quarter ended September 30, 1999, net income available to common shareholders was $24.0 million or $1.17 per share, compared to $20.4 million or $0.91 per share for the same quarter in 1998.

Gross premiums written for the third quarter of 1999 and 1998 were as follows:


                                                         Quarter ended
(in thousands)                                     30-Sep-99          30-Sep-98
                                                 -------------------------------
Renaissance Reinsurance                             $ 79,466           $ 54,377
Nobel                                                 12,703             18,297
DeSoto                                                 2,951              3,338
Glencoe                                                2,462              2,105
                                                 -------------------------------
                                                    $ 97,582           $ 78,117
                                                 -------------------------------

The 46.1 percent increase in written premiums for Renaissance Reinsurance was the result of a 42.6 percent increase in premiums related to new business, a
11.2 percent decrease in premiums due to the Company not renewing coverage and a
14.7 percent increase related to changes in pricing, participation level and coverage on renewed business.

As discussed in the Company's 1998 10-K and its 10-Q's for the quarters ended March 31 and June 30, 1999, the Company has entered into agreements which provide for the sale or reinsurance of Nobel's principal operating units. Accordingly, the Company expects a decrease in future premium volumes, interest income, and related expenses. (See Financial Condition -- Nobel).

During 1999, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the third quarter of 1999, ceded premiums written were $39.3 million, compared with $11.7 million for the same quarter in 1998. The $27.6 million increase in ceded premiums written is a result of Renaissance Reinsurance purchasing $17.8 million of additional reinsurance protection during the third quarter of 1999. Also, in conjunction with the process of discontinuing the operations at Nobel, Nobel ceded the majority of its $12.7 million gross written premiums for the quarter, reflecting net written premiums of only $0.8 million.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the quarters ended September 30, 1999 and 1998:


                            ----------------------------------------------------------------------------------
                                    Reinsurance                  Primary                     Total
                            ----------------------------------------------------------------------------------
Quarter ended:                  30-Sep-99     30-Sep-98    30-Sep-99     30-Sep-98     30-Sep-99    30-Sep-98
                            ----------------------------------------------------------------------------------
Loss ratio                          29.4%         19.8%        75.9%        112.6%         35.9%        45.5%
Expense ratio                       27.2%         29.3%        48.4%         28.8%         30.1%        29.2%
                            ----------------------------------------------------------------------------------
Combined ratio                      56.6%         49.1%       124.3%        141.4%         66.0%        74.7%
                            ----------------------------------------------------------------------------------

Claims and claim expenses incurred for the quarter ended September 30, 1999, as a percentage of net earned premiums, were lower for the quarter ended September 30, 1999 due to the inclusion of $7.4 million of losses related to Nobel in the comparative quarter ended September 30, 1998. The Reinsurance operations included net losses of $13.7 million or 29.4% of net premiums earned, compared with $8.4 million for the same period in 1998 or 19.8% of net premiums earned. The primary reason for the increase in net losses for the Reinsurance operations was due to the frequency of catastrophic events reported in the quarter ended September 30, 1999, including earthquakes in Turkey and Taiwan, Hurricane Floyd, and Typhoon Bart. Although individually none of these events contributed materially to the losses reported during the quarter, in the aggregate these events were the primary cause of the increase in the quarterly losses.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $7.5 million for the quarter ended September 30, 1999 and for the same period in 1998. Operating expenses for the third quarter of 1999 decreased to $8.8 million compared with $9.6 million for the same quarter of 1998. Although total operating expenses decreased, operating expenses as a percentage of earned premiums have increased slightly due to the continuation of certain administrative costs for Nobel, with no corresponding net premiums earned.

Net investment income, excluding realized investment gains and losses, for the third quarter of 1999 was $15.7 million, compared to $13.3 million for the same period in 1998. The increase in net investment income reflects an increase in investment yields and an increase in invested assets, partially due to the $150 million of increased borrowings under the Company's revolving credit facility.

Interest expense and minority interest for the quarter ended September 30, 1999 increased to $4.5 million from $3.5 million for the same period in 1998. The increase was primarily related to $150 million of additional borrowings under the Company's revolving credit facility, $125 million of which was drawn on August 13, 1999. See Financial Condition - Capital Resources and Shareholders' Equity.

For the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

For the nine months ended September 30, 1999, net income available to common shareholders was $78.0 million or $3.74 per share, compared to $84.6 million or $3.74 per share for the same period in 1998.

Gross premiums written for the nine months ended September 30, 1999 and 1998 were as follows:

                                                       Nine months ended
(in thousands)                                     30-Sep-99          30-Sep-98
                                                  ------------------------------
Renaissance Reinsurance                            $ 269,688          $ 201,259
Nobel                                                 39,280             18,297
DeSoto                                                 7,444             18,591
Glencoe                                                3,639              4,966
                                                  ------------------------------
                                                   $ 320,051          $ 243,113
                                                  ==============================

The 34.0 percent increase in written premiums for Renaissance Reinsurance was the result of a 45.1 percent increase in premiums related to new business, timing differences and non-recurring business, a 18.5 percent decrease in premiums due to the Company not renewing coverage and a 17.4 percent increase related to changes in pricing, participation level and coverage on renewed business. The purchase of Nobel was completed in June of 1998, and accordingly premiums written in the first nine months of 1998 reflect only three months of premiums written by Nobel, whereas the gross premiums written for the nine months ended September 30, 1999 reflect three quarters of premiums related to Nobel. The 1998 premium volume in DeSoto includes its initial assumption of approximately 12,000 policies and in force premium of approximately $10 million.

As discussed in the Company's 1998 10-K and its 10-Q's for the quarters ended March 31 and June 30, 1999, the Company has entered into agreements which provide for the sale or reinsurance of Nobel's principal operating units. Accordingly, the Company expects a decrease in future premium volumes, interest income, and related expenses. (See Financial Condition -- Nobel).

During 1999, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the first nine months of 1999, ceded premiums written were $110.6 million, compared with $59.1 million for the same period in 1998. The increase in ceded premiums primarily relates to two items;
1) Renaissance Reinsurance purchased a greater amount of reinsurance coverage for the first nine months of 1999 ($70.9 million), compared with the first nine months of 1998 ($39.8 million), and 2) with the reduction in the operations at Nobel, Nobel has ceded the majority of its gross premiums written, totaling $24 million of ceded premium in the first nine months of 1999 compared with $5.0 million for the first nine months of 1998.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the nine months ended September 30, 1999 and 1998:


                            ----------------------------------------------------------------------------------
                                    Reinsurance                  Primary                     Total
                            ----------------------------------------------------------------------------------
Nine months ended:              30-Sep-99     30-Sep-98    30-Sep-99     30-Sep-98     30-Sep-99    30-Sep-98
                            ----------------------------------------------------------------------------------
Loss ratio                          29.5%         18.5%        52.0%         83.5%         33.1%        29.6%
Expense ratio                       26.5%         28.0%        22.0%         30.2%         28.1%        28.4%
                            ----------------------------------------------------------------------------------
Combined ratio                      56.0%         46.5%        74.0%        113.7%         61.2%        58.0%
                            ----------------------------------------------------------------------------------

Claims and claim expenses incurred for the nine months ended September 30, 1999, as a percentage of net earned premiums, increased from the prior year due to a $19 million increase in losses for the Reinsurance operations. The increase in losses of the Reinsurance operations primarily related to 1) increased catastrophic events during the third quarter of 1999 (Hurricane Floyd, earthquakes in Turkey and Taiwan and Typhoon Bart); 2) losses related to Australia hail storms and Oklahoma tornadoes during the second quarter of 1999; and 3) initial reserve estimates on events occurring during the first quarter of 1999, partially offset by reductions in reserves relating to accident years 1997 and prior.

Underwriting expenses are comprised of acquisition expenses and operational expenses. Acquisition expenses were $20.3 million for the nine months ended September 30, 1999 and $19.4 million for the same period in 1998. Although operating expenses, as a percentage of net premiums earned, remained relatively flat for the period, total operating expenses for the first nine months of 1999 increased to $27.4 million compared with $23.8 million for the same period of 1998. The primary cause for the increase in operating expenses was an increase in operating costs associated with the Company's primary operations, and certain one time costs, including severance costs, related to Nobel and the discontinuance of the majority of its operations.

Net investment income, excluding realized investment gains and losses, for the nine months ended September 30, 1999 was $42.9 million, compared to $39.6 million for the same period in 1998. The increase in net investment income reflects an increase in investment yields and an increase in invested assets, partially due to the $150 million of increased borrowings under the Company's revolving credit facility.

Corporate expenses increased to $8.6 million for the nine months ended September 30, 1999, compared with $2.9 million for the same period in 1998. The increase primarily relates to a write-off of $6.6 million of goodwill related to the purchase of the operating subsidiaries of Nobel Limited.

Interest expense and minority interest for the nine months ended September 30, 1999 increased to $11.9 million from $10.0 million for the same period in 1998. The increase was primarily related to $150 million of additional borrowings under the Company's revolving credit facility, $125 million of which was drawn on August 13, 1999.

FINANCIAL CONDITION

Liquidity and Capital Requirements

As a holding company, RenaissanceRe relies on investment income and cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and pay quarterly dividends, if any, to its shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda require the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at September 30, 1999 the statutory capital and surplus of the Company's Bermuda subsidiaries was $655.0 million, and the amount required to be maintained was $101.0 million.

Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. There are various capital and surplus requirements in these states, with the most onerous requiring Glencoe to maintain a minimum of $15 million in capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirements are met. Through September 30, 1999, Renaissance Reinsurance paid aggregate cash dividends of $64.4 million compared to $94.8 for the same period in 1998.

The Company's U.S. insurance subsidiaries are subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are primarily based upon statutory surplus and statutory net income. The U.S. insurance subsidiaries' combined statutory surplus amounted to $29.1 million at September 30, 1999 and the amount required to be maintained was $27.6 million.

RenaissanceRe's subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Also, the Company maintains a revolving credit facility from which it has recently drawn $125 million bringing the balance of bank loans to $250 million as of September 30, 1999. See Financial Condition - Capital Resources and Shareholders' Equity.

Nobel
-----

As previously announced, during the fourth quarter of 1998 the Company recorded an after-tax charge of $40.1 million, related to the operations of Nobel and its affiliates. As a result, during the first nine months of 1999, the Company completed the reinsurance of the casualty and surety books of business and signed agreements under which its bail and low-value dwelling books of business have been assumed by third parties, with obligations to make certain future payments to Nobel based on future revenues and/or profitability of these businesses. Also, Nobel has completed the sale of its IAS/Cat Crew subsidiary to its management team in an earn-out transaction.

The Company expects that Nobel and its affiliates will continue to conduct certain functions of the casualty, surety, low-value dwelling and bail businesses on a transitional basis. Renaissance U.S. expects to retain ownership of Nobel along with its licenses in the 50 U.S. states, although there can be no assurance that such licenses can be successfully maintained following such sales.

Cash Flows
----------

The Company's Bermuda operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe.

Cash flows from operating activities for the nine months ended September 30, 1999 resulted principally from premium and investment income, reinsurance recoveries, net of paid losses, acquisition costs and underwriting expenses. Cash flows from operations in the first nine months of 1999 were $84.5 million, compared to $74.8 million for the same period in 1998. The Company has produced cash flows from operations for the full years of 1998 and 1997 significantly in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the potential high severity and low frequency of losses on the coverages written by the Company, and the seasonality of the Company's business, it is not possible to accurately predict the Company's future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Reserves

During the nine months ended September 30, 1999 the Company incurred net claims of $56.1 million and paid net losses of $20.2 million. The Company's policy of purchasing reinsurance coverage continues to have a favorable impact on net incurred claims. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this level of losses.

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

Capital Resources and Shareholders' Equity

The total capital resources of the Company as at September 30, 1999 and December 31, 1998 was as follows:

                                                           September 30,  December 31,
(in thousands)                                                 1999           1998
--------------------------------------------------------------------------------------
Term loan payable                                               $ 35,000      $ 35,000
Revolving Credit Facility -- borrowed                            215,000        65,000
Revolving Credit Facility -- unborrowed                                -       150,000
Minority interest -- Company obligated mandatorily                94,100       100,000
 redeemable capital securities of a subsidiary trust
Shareholders' Equity                                             612,828       612,232
--------------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                                         $956,928      $962,232
======================================================================================

RenaissanceRe has a $200 million revolving credit agreement with a syndicate of commercial banks. During the third quarter of 1999, the Company drew down an additional $125 million under this facility, bringing total drawings under the facility to $200 million as of September 30, 1999. The funds drawn during the quarter were deposited in the accounts of RenaissanceRe and have increased the
liquidity at the parent company.   The additional borrowings are available, if
necessary, to be contributed to the operating subsidiaries following a large catastrophic event. As of September 30, 1999 the liquidity at the Parent Company, RenaissanceRe, is greater than $230 million.

Subsequent to September 30, 1999 the Company re-negotiated the revolving credit facility and, among other things, increased the commitment from $200 million to $300 million. See Footnote 11, Subsequent Events.

Interest rates on the facility are based on a spread above LIBOR and averaged approximately 5.6 percent during the first nine months of 1999 (6.1 percent for the same period in 1998). The credit agreement contains certain financial covenants including requirements of a consolidated debt to capital ratio of 0.35:1; a consolidated net worth of not less than 125 percent of consolidated debt; and 80 percent of invested assets to be rated BBB- or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at September 30, 1999.

In connection with the Company's purchase of Nobel in June 1998, Renaissance U.S. has a $35 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged approximately 5.8 percent during the first nine months of 1999. The Credit Agreement contains certain financial covenants, the primary one being that RenaissanceRe, as the principal guarantor, maintains a ratio of liquid assets to debt service of 4:1. This five year term loan has mandatory repayment provisions approximating 25 percent in each of years two through five. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at September 30, 1999.

The Capital Securities pay cumulative cash distributions at an annual rate of
8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at September 30, 1999.

During the first nine months of 1999, shareholders' equity increased by $0.6 million, from $612.2 million at December 31, 1998 to $612.8 million at September 30, 1999. The significant components of the change included an increase in the unrealized depreciation on investments of $11.7 million, the payment of dividends of $22.0 million and the repurchase of common shares of $48.6 million, offset by net income from continuing operations of $78.0 million.

Investments

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

                                                          September 30,  December 31,
(in thousands)                                                1999           1998
-------------------------------------------------------------------------------------
Investments available for sale, at fair value                $  910,728      $799,995
Short term investments                                           19,605        24,983
Other investments                                                25,378         1,630
Cash and cash equivalents                                       169,636       115,701
-------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                        $1,125,347      $942,309
=====================================================================================

The Company's current investment guidelines call for the invested asset portfolio, including cash and cash equivalents, to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At September 30, 1999, the invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.75 years and an average yield to maturity of 6.8 percent, prior to investment expenses.

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

As at September 30, 1999 the Company held investments and cash totaling $1.1 billion with a net unrealized depreciation balance of $16.8 million. The Company's investment portfolio is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At September 30, 1999, $14.0 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1 percent of the Company's invested assets.

Derivative Instruments

The Company has assumed risk through catastrophe and weather linked securities and derivative instruments under which losses could be triggered by an industry loss index or natural parameters. For the nine months ended September 30, 1999 the Company's activities with respect to these securities has approximated $1.1 million of fees and risk premiums compared to $2.2 million for the same period in 1998. To date the Company has not experienced any losses from such securities or derivatives. The Company may in the future also utilize other derivatives.

Effects of Inflation

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local or regional economy. The anticipated effects on the Company are implicitly considered in the Company's catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of this post event inflation on the results of the Company cannot be accurately known until claims are ultimately settled.

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

Year 2000 - Internal Systems

The Company has completed an assessment of its internal business applications and computer systems, including those used in underwriting, policy processing and recording policy details. The Company believes that all critical business applications and systems will function properly with respect to dates associated with the Year 2000. The Company has backup systems in place for power, certain infrastructure facilities and computer systems in the event of such system failures. While there can be no assurance that these systems will be free from failure, the Company believes that any failure from its internal systems will not materially impact the Company's results of operations or financial condition.

Year 2000 Exposure from Third Parties; Contingency Plan

The Company has evaluated its potential exposures from the non-compliance, if any, of its vendors' and customers' systems with the Year 2000. The Company does not believe that there will be any significant disruption of business from such vendors and customers. However, there can be no assurance that the systems of its vendors and customers, on which the Company relies for supporting information and certain services, will be Year 2000 compliant and will not have an effect on the Company's business operations, financial results or financial condition.

The Company has a contingency plan in the event that certain communication systems, key utilities, or vendor systems prove not to be Year 2000 compliant. However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios which may arise as a result of Year 2000 related computer problems. The Company has evaluated the status of its Year 2000 exposures and has modified its contingency plan as needed.

Year 2000 Policy Coverage

In addition to the risks and costs associated with its internal systems and third party vendors, the Company continues to evaluate its underwriting risk arising from potential losses associated with Year 2000 failures. Variables which may affect the pervasiveness and severity of Year 2000 problem include, but are not limited to, the magnitude of the amount of costs and expenses directly attributable to Year 2000 failures, the portion of such amount, if any, that constitutes insurable losses, and the extent of governmental intervention. Moreover, many standard insurance and reinsurance contracts neither explicitly include nor explicitly exclude coverage for Year 2000 failures. The Company does not believe that Year 2000 losses should be covered under the standard forms of contracts that it provides. However, some Year 2000 related losses may or may not be determined to be covered under standard insurance and reinsurance contracts, depending upon the specific contract language, the applicable case law, and the facts and circumstances of each loss. The Company's Year 2000 initiative seeks to minimize its potential Year 2000 underwriting exposure by
(1) performing an underwriting evaluation of potential Year 2000 exposures; (2) declining to renew certain contracts where the Company believes the potential risk from Year 2000 losses is too great, and (3) structuring reinsurance and insurance contractual language to mitigate potential exposure. The Company cannot be certain that these steps will adequately minimize its Year 2000 underwriting exposures, and given the possible magnitude of the Year 2000 problem, the Company may incur Year 2000 insurance coverage related losses. The Company believes it is taking reasonable and appropriate measures in the course of its business operations and client relationships to avoid or mitigate such Year 2000 related exposures.

Current Outlook

The competitive pressures that have existed since 1995 have continued in the property catastrophe market during 1999. However, due to recent industry losses, and the related contraction of capacity in the market, the Company has seen price increases in certain pockets of the property catastrophe market, and has accordingly increased it's gross written premiums during the year.

Because of continued catastrophic loss activity, the Company anticipates that additional price increases may occur in other pockets of the property catastrophe market. At this time, the Company does not believe that there will be a large upswing in pricing across all market segments, and believes that there continues to be numerous transactions in the market that are under priced. Identifying and avoiding such transactions requires significant underwriting skill, which the Company believes it possesses.

The Company believes that because of its competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, that it will continue to find additional opportunities in the property catastrophe reinsurance business that otherwise would not be available.

The Company believes that its aggregate cost for reinsurance protection may level off during the upcoming year. It is possible that a portion of the Company's reinsurance protection may become uneconomical to justify continued purchases by the Company. Further, because of recent loss activity, the cost of the Company's "core" reinsurance protection may increase slightly during the upcoming year.

The Company announced an additional $25 million share buyback in November 1999. Although any share repurchase activity is subject to market conditions, if the Company were to complete these repurchases, such repurchases could reduce the Company's interest income in the future.

The Company has entered into agreements which provide for the sale and reinsurance of Nobel's principal operating units. Accordingly, the Company believes that its future consolidated results will reflect a reduced impact from Nobel and its affiliates. During the first nine months of 1999, the Company recorded $39.2 million of gross written premiums, $15.2 million of net premiums written and net income of $2.4 million related to Nobel and its affiliates. The Company expects that Nobel and its affiliates will continue to conduct certain functions on a transitional basis and that the Company will continue to maintain ownership of Nobel along with its licenses in the 50 U.S states although there can be no assurance that such licenses can be successfully maintained.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Instruments

The Company's investment portfolio includes investments which are available for trading purposes and which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.75 percent, which equates to a decrease in market value of approximately $30.0 million on a portfolio valued at $825.0 million at September 30, 1999. An immediate time horizon was used, as this presents the worst-case scenario.

Part II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

          None

Item 2 -- Changes in Securities and Use of Proceeds

          None

Item 3 -- Defaults Upon Senior Securities

          None

Item 4 -- Submission of Matters to a Vote of Security Holders

          None

Item 5 -- Other Information

          None

Item 6 -- Exhibits and Reports on Form 8-K

     a.  Exhibits:

          Exhibit 10.1 - Credit Agreement, dated as of October 5, 1999 among RenaissanceRe Holdings Ltd., as Borrower, Various Financial Institutions, as Lenders, Deutsche Bank AG, as LC issuer and Syndication Agent, Fleet National Bank, as Co-Agent, Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders, and Bank of America Securities LLC, as Lead Arranger and Book Manager.

          Exhibit 27 - Financial Data Schedule.

     b.  Current Reports on Form 8-K:

          The Registrant did not file any reports on Form 8-K during the period beginning July 1, 1999 and ending September 30, 1999.

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

Date:  November 12, 1999