Form 10-K
period 1999-12-31
RENAISSANCERE HOLDINGS LTD
filed 2000-03-30
CIK 913144

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR
 ENDED DECEMBER 31, 1999                      COMMISSION FILE NO. 34-0-26512

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

       NAME OF EACH EXCHANGE ON WHICH REGISTERED: NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of Common Shares held by nonaffiliates of the Registrant as of March 15, 2000 was $468,195,452 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

     The number of Common Shares outstanding as of March 15, 2000 was 19,614,655.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Sections of the Registrant's Annual Report to Shareholders mailed to shareholders on or about March 25, 2000 (the "Annual Report") are incorporated by reference into Part II of this Form 10-K. With the exception of the sections of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as part of this Form 10-K.

     Sections of the Registrant's definitive proxy statement filed on March 24, 2000 with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934 relating to the Registrant's Annual General Meeting of Shareholders to be held on May 3, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K. With the exception of the sections of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

================================================================================

                           RENAISSANCERE HOLDINGS LTD.
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.   Business............................................................ 1

Item 2.   Properties......................................................... 22

Item 3.   Legal Proceedings.................................................. 22

Item 4.   Submission of Matters to a Vote of Security Holders................ 22

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
          Matters............................................................ 22

Item 6.   Selected Consolidated Financial Data............................... 22

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 22

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk......... 22

Item 8.   Financial Statements and Supplementary Data........................ 22

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure........................................... 23

                                    PART III

Item 10.  Directors and Executive Officers of the Company.................... 23

Item 11.  Executive Compensation............................................. 23

Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 23

Item 13.  Certain Relationships and Related Transactions..................... 23

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 23

SIGNATURES .................................................................. 27


                                      (i)

                                     PART I

     Unless the context otherwise requires, references herein to the "Company" include RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its subsidiaries, which principally include Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), DeSoto Insurance Company ("DeSoto"), Nobel Insurance Company ("Nobel"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance Services Ltd. ("Services"), Renaissance Reinsurance of Europe ("Renaissance Europe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), Renaissance Underwriting Managers Ltd. ("Renaissance Managers"), Pembroke Managing Agents, Inc. ("Pembroke") and Paget Insurance Agency, LLC ("Paget"). Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 19-21 of this Report.

NOTE ON FORWARD-LOOKING STATEMENTS

     In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this Annual Report on Form 10-K. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, theCompany. In particular, statements using verbs such as "expect", "anticipate", "intends", "believe" or words of similar impact generally involve forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for the Company's reinsurance or insurance business, or increased competition in the industry or from other products which provide similar coverages; (iii) the lowering or loss of one of the financial or claims-paying ratings of the Company or one or more of its subsidiaries; (iv) risks associated with implementing business strategies of the Company; (v) uncertainties in the Company's reserving process; (vi) a failure of the Company's reinsurers to honor their obligations; (vii) actions of competitors including industry consolidation; (viii) loss of services of any one of the Company's key executive officers; (ix) the passage of federal or state legislation subjecting the Company's Bermuda subsidiaries to supervision or regulation in the United States or other jurisdictions in which the Company operates; (x) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws; (xi) changes in economic conditions, including currency rate conditions which could affect the Company's investment portfolio; (xii) a contention by the United States Internal Revenue Service that Renaissance Reinsurance is engaged in the conduct of a trade or business within the U.S.;
(xiii) changes in the U.S. laws or regulations relating to Bermuda insurance companies which could adversely affect the Company; or (xiv) slower than anticipated growth in the Company's fee-based operations. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

     RenaissanceRe Holdings Ltd. ("RenaissanceRe") is a Bermuda based holding company with operating subsidiaries engaged in reinsurance, insurance and related services. RenaissanceRe's principal operating subsidiary, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") provides property catastrophe reinsurance coverage to insurers and reinsurers, primarily on an excess of loss basis. During 1999, Renaissance Reinsurance wrote $282.3 million of premium (1998 - $207.2 million) and, based on gross premiums written, Renaissance Reinsurance is one of the largest providers of property catastrophe reinsurance coverage in the world. Excess of loss catastrophe coverage generally provides coverage for claims arising from large natural catastrophes, such as earthquakes and hurricanes, in excess of a specified loss. In connection with the coverage it provides, Renaissance Reinsurance is also exposed to claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires and tornadoes.

     Renaissance Reinsurance of Europe ("Renaissance Europe") was incorporated in 1998 under the laws of Ireland as a wholly owned subsidiary of Renaissance Reinsurance. Renaissance Europe was formed to provide certain property catastrophe reinsurance coverage in Europe.

     Glencoe Insurance Ltd. ("Glencoe") was incorporated in 1996 as a wholly owned subsidiary of RenaissanceRe. Glencoe provides primary catastrophe exposed property coverage on an excess and surplus lines basis, and is eligible to write business in 29 states. During 1999, Glencoe wrote $5.0 million of primary insurance premium (1998 - $5.6 million).

     DeSoto Insurance Company ("DeSoto") was incorporated in 1997 as a wholly owned subsidiary of Glencoe. DeSoto is a special purpose Florida homeowners insurance company that is licensed to assume and renew homeowner policies from the Florida JUA, a state sponsored insurance company. During 1999, DeSoto wrote $14.3 million of primary homeowners insurance premium (1998 - $26.7 million).

     RenaissanceRe owns a U.S. holding company, Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), whose principal subsidiary was Nobel Insurance Company, a Texas-domiciled insurance company ("Nobel"). Following a 1998 fourth quarter after-tax charge of $40.1 million, Nobel disposed of its principal business lines in 1999. Nobel continues to be a licensed insurer in all 50 states, although there can be no assurance such licenses can be retained. Currently, Renaissance U.S. also owns Paget Insurance Agency, L.L.C., Pembroke Managing Agents, Inc. and DeSoto Prime Insurance Company, all of which are active in the Florida homeowners market.

     In January 1999, Renaissance Reinsurance entered into a joint venture, Top Layer Reinsurance Ltd. ("Top Layer Re"), with SPAN State Farm Mutual Automobile Insurance Company ("State Farm") to provide high layer coverage for non-U.S. risks.

     In November 1999, RenaissanceRe incorporated Renaissance Underwriting Managers Ltd. ("Renaissance Managers") to act as underwriting manager to Overseas Partners Cat Ltd. ("OPCat"), a subsidiary of Overseas Partners Ltd. Renaissance Managers will underwrite worldwide property catastrophe reinsurance programs for OPCat.

     RenaissanceRe and its subsidiaries' (the "Company") results depend to a large extent on the frequency and severity of catastrophic events, and the coverage offered to clients impacted thereby. In addition, from time to time, the Company may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. Accordingly, the Company regularly reviews strategic opportunities and periodically engages in discussions regarding possible transactions, however there can be no assurance that the Company will complete any such transactions and that any such transaction would contribute materially to the Company's results of operations or financial condition.

RATINGS

     Renaissance Reinsurance has been assigned an "A" claims-paying ability rating from each of Standard & Poor's Insurance Ratings Services ("S&P") and A.M. Best Company, Inc. ("A.M. Best"), and Glencoe has been assigned an "A-" claims-paying ability rating from A.M. Best, representing independent opinions of the financial strength and ability of Renaissance Reinsurance and Glencoe to meet their respective obligations to their policyholders.

     The "A" range ("A+," "A" and "A-") is the third highest of four ratings ranges within what S&P considers the "secure" category. Insurance companies assigned a claims-paying ability rating in the "A" range are believed by S&P to provide good financial security, but their capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions.

     "A (Excellent)" and "A- (Excellent)" are the third and fourth highest of A.M. Best's sixteen ratings designations. Insurance companies assigned an "A" or "A-" rating by A.M. Best are companies which, in A.M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best.

STRATEGY

     The principal components of the Company's business strategy are to:

o Focus on the property catastrophe reinsurance business. The Company's primary focus is property catastrophe reinsurance, which represented approximately 80% of the Company's gross premiums written in 1999, 77% in 1998 and 91% in 1997, respectively.

o Build a superior portfolio of property catastrophe reinsurance by utilizing proprietary modeling capabilities. The Company assesses underwriting decisions on the basis of the expected incremental return on equity of each new reinsurance contract in relation to the Company's overall portfolio of reinsurance contracts. To facilitate this, the Company has developed REMS(Copyright), a proprietary, computer-based pricing and exposure management system. The Company utilizes REMS(Copyright) to assess property catastrophe risks, price treaties and limit aggregate exposure. The Company combines the analyses generated by REMS(Copyright) with its own knowledge of the client submitting the proposed program to assess the premium offered against the risk of loss that such program presents. See "Underwriting."

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

o Capitalize on the experience and skill of management. The Company's senior management team has extensive experience in the reinsurance and/or insurance industries, with an average of approximately 19 years of experience for the four senior executives of the Company.

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

o Maintain a low cost structure. Management believes that as a result of its ability to maintain a small staff and by basing operations in the favorable regulatory and tax environment of Bermuda, the Company is able to maintain low operating costs relative to its capital base and net premiums earned. As of March 15, 2000, the Company, including Nobel, had 78 employees. See "Regulation."

o Leverage the Company's modeling expertise by expanding into other insurance markets with significant natural catastrophe exposures. The Company is reviewing opportunities in the United States to write new lines of business including primary insurance, where natural catastrophe exposures represent a significant component of the overall exposure.

INDUSTRY TRENDS

     The competitive pressures that have existed since 1995 continued in the property catastrophe market through 1998. However, due to industry losses in 1999 and the related contraction of capacity in the market, the Company has seen price increases in certain pockets of the property catastrophe market, which contributed to the Company's increased gross written premiums during this past year.

     Because of continued catastrophic loss activity, the Company anticipates that additional price increases may occur in other pockets of the property catastrophe market. At this time, the Company does not believe that price increases will become prevalent across all market segments, and believes that there continues to be numerous transactions in the market that are under-priced.

     The Company believes that because of its competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, it will continue to find additional opportunities in the property catastrophe reinsurance markets.

     Because of recent loss activity, the Company believes that its aggregate cost for reinsurance protection will continue to increase during the upcoming year. It is also likely that a portion of the Company's reinsurance protection may become uneconomical and that the Company would determine to purchase less of such reinsurance. Accordingly, it is possible that the Company will retain a greater level of net risk in the upcoming year as compared with the previous year.

     Nobel has completed the sale and/or reinsurance of its principal operating units, although Nobel continues to operate a portion of such businesses on a transitional basis. Accordingly, the Company believes that its future consolidated results will reflect a reduced impact from Nobel and its affiliates. During 1999, the Company recorded $49.6 million of gross written premiums, $20.0 million of net premiums earned and net income of $2.9 million related to Nobel and its affiliates. The Company expects that Nobel and its affiliates will continue to conduct certain functions on a transitional basis and the Company expects to continue to maintain ownership of Nobel along with its licenses in the 50 U.S. states, although there can be no assurance that such licenses can be successfully maintained.

     During 1999 nine significant worldwide catastrophic events occurred: the hail storms in Sydney, Australia in April; the mid-western ("Oklahoma") tornadoes in May; Hurricane Floyd in September; Typhoon Bart which struck Japan in September; Turkish and Taiwanese earthquakes in August and September, respectively; the Danish windstorm Anatol; and the French windstorms, Lothar and Martin in December. At least seven of these events are each expected to cause over $1 billion of insured damages. These events caused net incurred losses for Renaissance Reinsurance to increase to $64.4 million for 1999 or a loss ratio of 32.7 percent, compared with $42.4 million for 1998 or a loss ratio of 25.0 percent. Due to the potential high severity of claims related to the property catastrophe reinsurance business, there can be no assurance that Renaissance Reinsurance will continue to experience this level of net claims in future years.

     The Company's financial strength has enabled it to pursue opportunities outside of the property catastrophe reinsurance market into other markets, including the catastrophe exposed primary insurance market, and the Company will continue to pursue other opportunities in the upcoming year. There can be no assurance that the Company's pursuit of such opportunities will materially impact the Company's financial condition and results of operations.

     During recent fiscal years there has been considerable consolidation among leading brokerage firms and also among the Company's customers. Although consolidations may continue to occur, the Company believes that its financial strength, its position as one of the market leaders in the property catastrophe reinsurance industry and its ability to provide innovative products to the industry will minimize any adverse effect of such consolidation on the Company's business.

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

SEGMENT INFORMATION

     Certain information regarding the Company's segments of operations are provided on the following pages. Further information regarding the Company's segments of operations are contained in Note 15 to the Consolidated Financial Statements of the Company commencing on page 48 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference thereto.

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

Type of Reinsurance

     The following table sets forth the Company's gross premiums written and number of programs written by type of reinsurance.

                                                        YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------
                                          1999                      1998                      1997
                                 ---------------------     ---------------------     ---------------------
                                   GROSS       NUMBER        GROSS       NUMBER        GROSS       NUMBER
                                 PREMIUMS        OF        PREMIUMS        OF        PREMIUMS        OF
TYPE OF REINSURANCE               WRITTEN     PROGRAMS      WRITTEN     PROGRAMS      WRITTEN     PROGRAMS
-------------------               -------     --------      -------     --------      -------     --------
(in millions)
Catastrophe excess of loss.        $173.6        242         $137.0        249         $150.8        311
Excess of loss retrocession          84.1         85           39.8         64           37.6         74
Proportional retrocession of
  catastrophe excess of loss         21.2          8           20.3         13           21.9         11
Marine, aviation and other.           3.4         13           10.1         15           10.9         25
                                  -------     ------        -------     ------        -------     ------
       Total Reinsurance...        $282.3        348         $207.2        341         $221.2        421
                                  =======     ======        =======     ======        =======     ======

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

PRIMARY INSURANCE OPERATIONS; GLENCOE, DESOTO, AND NOBEL

     The Company is reviewing opportunities in the United States to write primary insurance where natural catastrophe exposures represent a significant component of the overall exposure.

     Glencoe -- In January 1996, the Company incorporated Glencoe in Bermuda as an excess and surplus lines insurance company. Glencoe is pursuing opportunities in the catastrophe-exposed primary insurance business in the United States, and is writing policies that primarily are exposed to earthquake and wind perils. Glencoe is eligible to do business in the United States on an excess and surplus lines basis in 29 states. For the year ended December 31, 1999, Glencoe generated gross premiums written of $5.0 million and net income of $2.8 million. For the year ended December 31, 1998, Glencoe generated gross premiums written of $5.6 million and net income of $4.0 million. For the year ended December 31, 1997, Glencoe generated gross premiums written of $7.0 million and net income of $2.4 million.

     DeSoto -- In September 1997, Glencoe organized DeSoto in Florida to pursue the assumption of policies from the Florida Residential Property and Casualty Joint Underwriting Association (the "JUA"). In January 1998, the Company began to provide personal lines coverages through DeSoto with an initial assumption of approximately 12,000 policies with an in-force premium of approximately $10 million. For the year ended December 31, 1999, DeSoto generated $14.3 million of gross written premium and net loss of $0.1 million. For the year ended December 31, 1998, DeSoto generated $26.7 million of gross written premium and net income of $2.4 million.

     Nobel -- On June 25, 1998, the Company completed its acquisition of the U.S. operating subsidiaries of Nobel Limited for $56.1 million. The Company accounted for this acquisition using the purchase method of accounting and issued no shares as part of the purchase.

     During the fourth quarter of 1998, the Company recorded an after tax charge of $40.1 million, consisting of $29.6 million of adverse development on Nobel's casualty and surety books of business, a goodwill write-down of $6.6 million, and other related costs of $3.9 million. Consequently, at the end of 1998, RenaissanceRe adopted a plan to exit each of Nobel's business units. During 1999, Nobel completed the reinsurance of the casualty and surety books of business and signed agreements under which its bail and low-value dwelling books of business have been assumed by third parties, with obligations to make certain future payments to Nobel based on future revenues and/or profitability of these businesses. Also, Nobel has completed the sale of its IAS/Cat Crew subsidiary to its management team in an earn-out transaction.

     Nobel and its affiliates have continued to conduct certain functions of the casualty, surety, low-value dwelling and bail businesses on a transitional basis. Renaissance U.S. expects to retain ownership of Nobel along with its licenses in the 50 U.S. states, although there can be no assurance that such licenses can be successfully maintained following the disposition of the business units.

     For the year ended December 31, 1999, Nobel generated $49.6 million of gross written premium and net income of $2.9 million. As a result of the Company's disposition of the principal businesses of Nobel, it is anticipated that the future consolidated results of the Company will reflect a reduced impact from Nobel.

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

GEOGRAPHIC DIVERSIFICATION

     The Company seeks to diversify its exposures across geographic zones. The Company writes the majority of its business within the United States because the returns obtained relative to the risks involved are currently most attractive in the United States and because it is able to obtain the most detailed underwriting information on U.S. risks. Within the United States, the Company's zones of highest exposure are Southern California, Northern California, metropolitan New York, New Madrid (midwestern United States) and Southern Florida. The following table sets forth the percentage of the Company's gross insurance and reinsurance premiums written allocated to the territory of coverage exposure.

                                                        YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------
                                        1999                      1998                      1997
                                        ----                      ----                      ----
                                             PERCENTAGE                PERCENTAGE                PERCENTAGE
                                   GROSS      OF GROSS       GROSS      OF GROSS       GROSS      OF GROSS
                                 PREMIUMS     PREMIUMS     PREMIUMS     PREMIUMS     PREMIUMS     PREMIUMS
GEOGRAPHIC AREA                   WRITTEN      WRITTEN      WRITTEN      WRITTEN      WRITTEN      WRITTEN
---------------                   -------      -------      -------      -------      -------      -------
(in millions)
United States - reinsurance        $160.2         45.6%      $128.4         47.5%      $116.7         54.2%
United States - primary....          69.0         19.6         63.3         23.4          7.0          3.1
Worldwide..................          49.5         14.1         20.6          7.6         27.9         12.2
Worldwide (excluding U.S.)(1)        27.3          7.8         26.4          9.8         32.0         14.0
Europe (including U.K.)....          26.4          7.5         18.5          6.8         21.0          9.2
Other......................          15.7          4.5          9.4          3.5         16.8          7.4
Australia and New Zealand..           3.2          0.9          3.9          1.4          6.9          3.0
                                   ------          ---       ------        -----       ------        -----
Total......................        $351.3        100.0%      $270.5        100.0%      $228.3        100.0%
                                   ======        =====       ======        =====       ======        =====

----------
(1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic zone (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe.

PROGRAM LIMITS

     The following table sets forth the number of the Company's reinsurance programs in force at December 31, 1999 by aggregate program limits.

  AGGREGATE
   PROGRAM                                             NUMBER OF
    LIMIT                                              PROGRAMS
   -------                                             --------
$50-70 million.....................................         7
$40-50 million.....................................         9
$30-40 million.....................................         8
$20-30 million.....................................        14
$10-20 million.....................................        43
Less than $10 million..............................       267
                                                        -----
     Total.........................................       348
                                                        =====

UNDERWRITING

     The Company's primary underwriting goal is to construct a portfolio of reinsurance and insurance contracts that maximizes the return on shareholders' equity subject to prudent risk constraints.

     Management assesses underwriting decisions on the basis of the expected incremental return on equity of each new reinsurance contract in relation to the Company's overall portfolio of reinsurance contracts. To facilitate this, Management has developed REMS(Copyright), a proprietary, computer-based pricing and exposure management system.

Management utilizes REMS(Copyright) to assess property catastrophe risks, price treaties and limit aggregate exposure. REMS was developed with consulting assistance from Tillinghast, an actuarial consulting unit of Towers, Perrin, Forster & Crosby, Inc., and AIR, the developer of the CATMAP(Trademark) system. REMS(Copyright) has analytic and modeling capabilities that assist the Company's underwriters in assessing the catastrophe exposure risk and return of each incremental reinsurance contract in relation to the Company's overall portfolio of reinsurance contracts. The Company has licensed and integrated into REMS(Copyright) a number of commercially available catastrophe computer models in addition to the Company's base model. The Company uses these models to validate and stress test its base REMS(Copyright) results. In addition, the Company stress tests its exposures and potential future results by increasing the frequency and severity of catastrophic events above the levels embedded in the models purchased from the outside consultants. Management combines the analyses generated by REMS(Copyright) with its own knowledge of the client submitting the proposed program to assess the premium offered against the risk of loss which such program presents.

    REMS(Copyright) provides more precise exposure information than is generally analyzed currently throughout the property catastrophe reinsurance industry. REMS(Copyright) combines computer-generated statistical simulations that estimate catastrophic event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to the Company. REMS(Copyright) then uses simulation techniques to generate 40,000 years of catastrophic event activity, including events causing in excess of $300 billion in insured industry losses. From this 40,000 year simulation, the Company is able to obtain expected claims, expected profits and a probability distribution of potential outcomes for each program in its portfolio and for its total portfolio.

     Management believes that REMS(Copyright) provides the Company's underwriters with several competitive advantages which are not generally available. These include (i) the ability to simulate 40,000 years of catastrophic event activity compared to a much smaller sample in generally available models, allowing the Company to analyze its exposure to a greater number and combination of potential events, (ii) the ability to analyze the incremental impact of an individual reinsurance contract on the Company's overall portfolio, and (iii) the ability to collect detailed data from a wide variety of sources which allows the Company to measure geographic exposure at a detailed level.

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

     During 1999, consistent with its risk management practices and the availability of coverage responsive to the Company's risk profile, the Company increased the level of property catastrophe reinsurance coverage purchased for its own account. Ceded premiums written in the Company's reinsurance operations during 1999 were $77.2 million compared to $47.7 million in 1998. Additionally, the Company's primary operations had ceded premiums of $60.6 million (compared to $27.7 million in 1998). To the extent that appropriately priced coverage is available, the Company anticipates continued use of its reinsurance to reduce potential volatility of its results. See "Industry Trends," above.

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

     The reinsurance brokers perform data collection, contract preparation and other administrative tasks, enabling the Company to market its reinsurance products cost effectively by maintaining a smaller staff. The Company believes that by maintaining close relationships with brokers, it is able to obtain access to a broad range of potential reinsureds. Subsidiaries and affiliates of J&H Marsh & McLennan, Inc., AON Re Group, E. W. Blanch & Co., Greig Fester, and Willis Faber accounted for approximately 24.5%, 20.5%, 20.3%, 7.1% and 6.4%, respectively, of the Company's premiums written in 1999. During 1999, Renaissance Reinsurance issued authorization for coverage on programs submitted by 33 brokers worldwide. The Company received approximately 1,474 program submissions during 1999. The Company is highly selective and, from such submissions, the Company issued authorizations for coverage in 1999 for only 348 programs, or 23.6 percent of the program submissions received.

RESERVES

     The Company incurred claims of $77.1 million, $112.8 million, and $50.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Accordingly, ultimate losses may vary materially from the amounts provided in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in the consolidated statement of income in the period in which they become known and are accounted for as changes in estimates.

     For the Company's reinsurance operations, estimates of claims and claim expenses and losses recoverable are based in part upon the estimation of claims resulting from catastrophic events. Estimation by the Company of claims resulting from catastrophic events based upon its own historical claim experience is inherently difficult because of the variability and uncertainty associated with property catastrophe claims. Therefore, the Company utilizes both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

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

     Claim reserves and losses recoverable represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability or recovery on a claim either upward or downward. Even after such adjustments, ultimate liability or recovery may exceed or be less than the revised estimates. Moreover, reserve estimates by relatively new property catastrophe reinsurers, such as the Company, may be inherently more volatile than the reserve estimates of a reinsurer with a more established claims history.

INVESTMENTS

     As of December 31, 1999, the Company held investments and cash totaling $1,074.8 million with net unrealized depreciation of $18.5 million. The Company's strategy is to maximize its underwriting profitability and fully deploy its capital through its underwriting activities; consequently, the Company has established an investment policy which it considers to be conservative. The Company's investment guidelines, which are established by Management and approved by the Company's Board of Directors, stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, the Company's investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The primary objective of the portfolio, as set forth in such guidelines, is to maximize investment returns consistent with these policies. To achieve this objective, the Company's current fixed income investment guidelines call for an average credit quality of "AA" as measured by Standard & Poor's Ratings Group.

     Primarily because of the potential for large claims payments, the Company's investment portfolio is structured to provide a high level of liquidity. The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

                                                                              AT DECEMBER 31,
                                                                  ---------------------------------------
                                                                     1999           1998            1997
                                                                  --------         -------         ------
(IN MILLIONS)
Investments available for sale, at fair value.............          $920.5          $825.0         $710.2
Other investments, at fair value..........................            22.2             1.6           26.4
Cash and cash equivalents.................................           132.1           115.7          122.9
                                                                  --------          ------         ------
Total invested assets.....................................        $1,074.8          $942.3         $859.5
                                                                  ========          ======         ======

     The growth in the Company's portfolio of invested assets for the year ended December 31, 1999 resulted primarily from net cash provided by operating activities of $130.3 million, compared with $102.5 million in 1998. The 1999 cash flows from operations were primarily utilized to purchase $80.1 million of the Company's Common Shares and pay aggregate dividends of $28.9 million. Also during 1999, the Company borrowed an additional $150.0 million under its revolving credit facility, which was primarily used to purchase additional fixed income securities for the holding company's portfolio of investments.

     At December 31, 1999, the Company's invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.7 years and an average yield to maturity of 7.15 percent before investment expenses.

     Under the terms of certain reinsurance contracts, the Company may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. The Company has obtained capacity from one of its primary lenders for the issuance of letters of credit. Issued letters of credit are secured by a lien on a portion of the Company's investment portfolio. At December 31, 1999 the Company had outstanding letters of credit aggregating $73.2 million. Also, in connection with the Company's January 6, 1999 investment in Top Layer Reinsurance Ltd., the Company has committed $37.5 million of collateral in the form of a letter of credit. This letter of credit is also secured by a portion of the Company's investments.

     Derivative Instruments

     The Company has assumed risk through catastrophe and weather linked securities and derivative instruments under which losses could be triggered by an industry loss index or natural parameters. To date the Company has not experienced any losses from such securities or derivatives although there can be no assurance this performance will continue. In each of the fourth quarters of 1999 and 1998, the Company recorded recoveries on non-indemnity catastrophe index transactions. These recoveries are included in other income. In the future, the Company may also utilize other derivative instruments.

     Market Sensitive Instruments

     The Company's investment portfolio includes investments whicha re subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.70 percent, which equates to a decrease in market value of approximately $28.4 million on a portfolio valued at $1,052.6 million at December 31, 1999. As of December 31, 1998, the decrease in total return would have been 2.76 percent, which equates to a decrease in market value of approximately $25.5 million on a portfolio valued at $942.3 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

     Investment Agreements

     During 1999, the Company had in place an investment advisory agreement with GE Investment Management, an affiliate of General Electric Company. GE Investment Management managed approximately 15.0 percent of the Company's portfolio, subject to the Company's investment guidelines. The terms of the investment advisory agreement were determined in arms length negotiations. The performance of, and the fees paid to GE Investment Management were reviewed periodically by the Board. Such fees paid to GE advisors aggregated to $0.2 million, $0.4 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. This agreement expired on December 31, 1999 and was not renewed.

     The following table summarizes the fair value of the investments and cash and cash equivalents of the Company as of the dates indicated.


                                                                              AT DECEMBER 31,
                                                                  ---------------------------------------
                      TYPE OF INVESTMENT                            1999             1998           1997
                      ------------------                          --------          ------         ------
(IN MILLIONS)

Fixed Maturities Available for Sale:
     U.S. Government and agency debt securities...........          $295.7          $564.6         $248.3
     U.S. Corporate debt securities.......................           356.6           137.8           --
     Non-U.S. government debt securities..................            54.4            30.6          256.9
     Non-U.S. corporate debt securities...................            54.0            67.0          188.6
     Non-U.S. mortgage backed securities..................            --              --              6.9
     U.S. mortgage backed securities......................           147.0            --             --
           Subtotal.......................................           907.7           800.0          700.7
     Other investments....................................            22.2             1.6           26.4
Short-term investments....................................            12.8            25.0            9.5
Cash and cash equivalents.................................           132.1           115.7          122.9
                                                                  --------          ------         ------
         Total fixed maturity investments, equity
         securities, short-term investments and cash
         and cash equivalents........................             $1,074.8          $942.3         $859.5
                                                                  ========          ======         ======


     The following table summarizes the fair value by contractual maturities of the Company's fixed maturity investment portfolio as of the dates indicated.

                                                                              AT DECEMBER 31,
                                                                  ---------------------------------------
                                                                    1999             1998           1997
                                                                  --------          ------         ------
(IN MILLIONS)

Due in less than one year.................................          $  2.8         $ 193.7        $  74.6
Due after one through five years..........................           456.4           393.7          473.0


Due after five through ten years..........................           226.1           121.4           90.9
Due after ten years.......................................            75.4            91.2           62.2
U.S. mortgage backed securities...........................           147.0            --             --
                                                                  --------          ------         ------
Total.....................................................          $907.7          $800.0         $700.7
                                                                  ========          ======         ======


     Maturity and Duration of Fixed Maturity Portfolio

     Currently, the Company maintains a target duration of approximately three years on a weighted average basis, reflecting Management's belief that it is important to maintain a liquid, shorter-duration portfolio to better assure the Company's ability to pay claims on a timely basis. The actual portfolio duration may not exceed the target duration by more than two years. From time to time, the Company expects to reevaluate the target duration in light of estimates of the duration of its liabilities and market conditions, including then prevailing levels of interest rates.

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

                                            AT DECEMBER 31,
                                 ----------------------------------------
RATING                           1999             1998             1997
------                           ----             ----             ----
AAA                              72.9%             70.9%            56.9%
AA                                5.0               4.3             12.2
A                                 5.9               9.2             14.9
BBB                               4.8               3.7              5.0
BB                                3.7               5.2              4.9
B                                 5.3               2.2              6.1
NR                                2.4               4.5             --
                                -----             -----            -----
                                100.0%            100.0%           100.0%
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

     Competition in the types of reinsurance business that the Company underwrites is based on many factors, including premium charges and other terms and conditions offered, services provided, speed of claims payment, ratings assigned by independent rating agencies, the perceived financial strength and the experience of the reinsurer in the line of reinsurance to be written. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. Some of the reinsurers who have entered the Bermuda and London-based reinsurance markets have or could have greater financial, marketing or managerial resources or brand recognition than the Company. Ultimately, increasing competition could affect the Company's ability to attract business on terms having the potential to yield an attractive return on equity.

     The primary insurance business is also highly competitive. Primary insurers compete on the basis of factors including selling effort, product, price, service and financial strength. The Company generally seeks to adjust its overall primary insurance pricing and pricing to individual customers to achieve underwriting profits and, as a result, may lose primary insurance business to competition offering competitive insurance products at lower prices. The Company's competitors in the primary insurance market include independent insurance companies, subsidiaries or affiliates of major worldwide insurance companies, underwriting syndicates and others, many of which have greater financial resources, brand equity and more diversified primary insurance products than the Company.

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

EMPLOYEES

     As of March 15, 2000, the Company and its subsidiaries employed 78 people. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements at the Company.

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

REGULATION

   Bermuda

     The Insurance Act 1978, as amended, and Related Regulations (the "Insurance Act"), which regulates the business of Renaissance Reinsurance and Glencoe, provides that no person shall carry on an insurance business (including the business of reinsurance) in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Minister of Finance (the "Minister"). Renaissance Reinsurance and Glencoe are registered as a Class 4 and a Class 3 insurer under the Insurance Act, respectively. The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the Minister may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the Minister. Rennaissance Managers is registered as an insurance manager under the Insurance Act.

     An Insurance Advisory Committee appointed by the Minister advises him on matters connected with the discharge of his functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

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

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of each of a Class 3 insurer and a Class 4 insurer, are required to be filed annually with the Registrar of Companies (the "Registrar"), who is the chief administrative officer under the Insurance Act. The auditor must be approved by the Minister as the independent auditor of the insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

     Loss Reserve Specialist. Each Class 3 and Class 4 insurer is required to submit an annual loss reserve opinion when filing the Annual Statutory Financial Return. This opinion must be issued by the insurer's approved Loss Reserve Specialist. The Loss Reserve Specialist, who will normally be a qualified casualty actuary, must be approved by the Minister.

     Statutory Financial Statements. An insurer must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with GAAP. The insurer is required to submit the Annual Statutory Financial Statements as part of the Annual Statutory Financial Return. The Statutory Financial Statements and the Statutory Financial Return do not form part of the public records maintained by the Registrar.

     Minimum Solvency Margin and Restrictions on Dividends and Distributions. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of registration of the insurer under the Insurance Act and the insurer's net premiums written and loss reserve level. The minimum solvency margin for a Class 4 insurer is the greatest of $100.0 million, 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) and 15% of loss and loss expense provisions and other insurance reserves. The minimum solvency margin for a Class 3 insurer is the greatest of $1.0 million, 20% of the first $6.0 million of net premiums written plus 15% of net premiums written in excess of $6.0 million, and 15% of loss and loss expense provisions and other insurance reserves.

     The Insurance Act mandates certain actions and filings with the Minister and the Registrar if a Class 3 insurer or a Class 4 insurer fails to meet and or maintain the required minimum solvency margin. Both Class 3 insurers and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the relevant margins) or if the declaration or payment of such dividend would cause the insurer to fail to meet the relevant margins. Where an insurer fails to meet its relevant margins on the last day of any financial year it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Minister. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Registrar an affidavit stating that it will continue to meet its relevant margins. Class 3 insurers and Class 4 insurers must obtain the Minister's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act 1981 which apply to all Bermuda companies.

     Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

     Annual Statutory Financial Return. Class 3 and Class 4 insureres are required to file with the Registrar a Statutory Financial Return no later than four months after the insurer's financial year end (unless specifically extended). The Statutory Financial Return includes, among other items, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist in respect of the loss and loss expense provisions and, only in the case of Class 4 insurers, certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer, who are required to state whether the Minimum Solvency Margin and, in the case of the solvency certificate, the Minimum Liquidity Ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

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

     If it appears to the Minister that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions or its registration under the Insurance Act, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to the custody of a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income.

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of each of Renaissance Reinsurance and Glencoe is at the Company's offices at Renaissance House, 8-12 East Broadway, Pembroke HM 19 Bermuda and Mr. John D. Nichols, the Company's Senior Vice President, is the principal representative of Renaissance Reinsurance and Glencoe. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless thirty days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within thirty days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that a reportable event has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

     Certain other Bermuda Law Considerations. As "exempted companies," RenaissanceRe and its Bermuda subsidiaries are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, as exempted companies, RenaissanceRe and its Bermuda subsidiaries may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without required authorization, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister. Generally it is not permitted without a special licence granted by the Minister to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

     RenaissanceRe and its Bermuda subsidiaries must comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

     DeSoto is a licensed insurer in Florida and Nobel is subject to regulation in all 50 U.S. states and the District of Columbia. The Company's U.S. operations are subject to extensive regulation under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as the standard of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and extermination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, regulated insurers must file all rates for directly underwritten insurance with the insurance department of each state in which they operate on an admitted basis; however, reinsurance generally is not subject to rate regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. Florida, the jurisdiction of incorporation of DeSoto, requires that dividends be paid only out of earned surplus and limits the annual amount payable without the prior approval of the Florida Insurance Department to the greater of 10% of policyholders' surplus adjusted for unrealized gains or 100% of prior year statutory net income. Texas, the jurisdiction of incorporation of Nobel, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. These laws also impose prior approval requirements for certain transactions with affiliates.

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

     The Company's U.S. insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. The Company does not expect the amount of any such guaranty fund assessments to be paid by the Company, if any, in 2000 to be material.

     The expansion of the Company's primary insurance operations, together with the potential of further expansion into additional insurance markets, could expose the Company or subsidiaries of the Company to increasing regulatory oversight. However, the Company intends to continue to conduct its operations so as to minimize the likelihood that RenaissanceRe or Renaissance Reinsurance will become subject to U.S. regulation.

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

Statutory
accounting
principles ("SAP")  Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by Bermuda and/or the United States state insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

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

     Nobel owns a 39,000 square foot building at 8001 LBJ Freeway, Dallas, Texas. Approximately 10,000 square feet of this building is leased to unrelated tenants. Additionally, Nobel owns a 24,000 square foot building at 6923 North Trenholm Road, Columbia, South Carolina. Since Nobel has sold or reinsured a substantial portion of its operating businesses, it is considering the sale of these properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, from time to time, a party to litigation and arbitration that arises in the normal course of its business operations. While any proceeding contains an element of uncertainty, the Company believes that it is not presently a party to any such litigation or arbitration that is likely to have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The information with respect to the market for the Common Shares and related shareholder matters is contained under the caption "Financial and Investor Information" on page 56 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (the "Annual Report") and is incorporated herein by reference thereto in response to this item.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Selected Consolidated Financial Data is listed on page 20 of the Annual Report and is incorporated herein by reference thereto in response to this item. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto contained in the Annual Report and incorporated herein by reference thereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information with respect to Management's discussion and analysis of financial condition and results of operations is contained under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 21 through 32 of the Annual Report and is incorporated herein by reference thereto in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information with regard to Quantitative and Qualitative Disclosures About Market Risk is contained on page 12 of this Form 10-K under the caption "Investments - Market Sensitive Instruments."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company are contained on pages 34 through 54 of the Annual Report and are incorporated herein by reference thereto in response to this item. Reference is made to Item 14(a) of this Report for the Schedules to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     This information with respect to directors and officers of the Company is contained under the captions "Directors and Executive Officers of the Company" on pages 4 through 7 of the Company's Definitive Proxy Statement in respect of the Annual General Meeting of Shareholders to be held on May 3, 2000 (the "Proxy Statement") and "Proposal 1" on page 25 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to executive compensation is contained under the subcaption "Executive Officer and Director Compensation" on pages 17 through 24 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions" on pages 10 through 12 of the Proxy Statement, and is incorporated herein by reference thereto in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)     Financial Statements and Exhibits.

1. The Consolidated Financial Statements of the Company and related Notes thereto are contained on pages 34 through 54 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference thereto.

2. The Schedules to the Consolidated Financial Statements of the Company are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3.     The following exhibits are included in this Report:

3.1    Memorandum of Association.*

3.2    Amended and Restated Bye-Laws.##

3.3    Memorandum of Increase in Share Capital of Company.##

4.1    Specimen Common Share certificate.*

10.1 Investment Management Agreement, dated as of November 1, 1993, between GE Investment Management Incorporated and Renaissance Reinsurance Ltd.*

10.2   RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.3 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings, Ltd., Renaissance Reinsurance Ltd. and Investors named therein.*

10.4 Third Amended and Restated Employment Agreement, dated as of July 1, 1997, between Renaissance Reinsurance Ltd. and James N. Stanard, amended and restated as of June 3, 1998.#

10.5 Employment Agreement, dated as of February 4, 1998, between Renaissance Reinsurance Ltd. and William I. Riker.###

10.6 Employment Agreement, dated as of July 1, 1999, between Renaissance Reinsurance Ltd. and David A. Eklund.

10.7 Employment Agreement, dated as of October 17, 1997, between Renaissance Reinsurance Ltd. John M. Lummis.

10.8 Credit Agreement, dated as of October 5, 1999, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Deutsche Bank AG, as LC Issuer and Syndication Agent, Fleet National Bank,as Co-Agents, and Bank of America, National Association, as Administrative Agent for the Lenders.+++

10.9 Accession Agreement dated as of November 8, 1999, among RenaissanceRe Holdings Ltd. (the "Borrower"), Bank of America, National Association, as Administrative Agent (the "Administrative Agent"), Deutsche Bank AG, New York Branch, as LC Issuer (the "LC Issuer") and Mellon Bank, N.A., relating to the Credit Agreement dated as of October 5, 1999, among the Borrower, certain financial institutions which are signatories thereto, the LC Issuer and the Administrative Agent.

10.10 Equity Purchase Agreement, dated as of December 13, 1996, by and among RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.^

10.11 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.###

10.12 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan.###

10.13 Stock Purchase Agreement, dated December 19, 1997, by and among RenaissanceRe Holdings Ltd. and Renaissance U.S. Holdings, Inc. and Nobel Insurance Limited and Nobel Holdings, Inc.++

10.14 Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.15 Amended and Restated Shareholders Agreement, dated as of March 23, 1998, by and among Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.###

10.16 Amended and Restated Registration Rights Agreement, dated as of March 23, 1998, by and among Warburg, Pincus Investors, L.P., PT Investments Inc., GE Private Placement Partners I-Insurance, Limited Partnership and United States Fidelity and Guaranty Company.###

10.17 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.^^

10.18 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee.^^

10.19 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between the Company and The Bank of New York, as Trustee.^^

10.20 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc.^^

10.21 Credit Agreement between Renaissance U.S. Holdings, Inc., the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of June 24, 1998.#

10.22 First Amendment to Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31, 1998. @

10.23 Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America National Trust & Savings Association.#

10.24 Share Purchase Agreement, dated as of November 17, 1999, between RenaissanceRe Holdings Ltd. And The St. Paul Companies, Inc.

13.1 Annual Report to Shareholders of RenaissanceRe Holdings Ltd. for the year ended December 31, 1999 (with the exception of the information incorporated by reference into Items 5, 7, 8 and 14 of this Report, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Report).

21.1   List of Subsidiaries of the Registrant.

23.1   Consent of Ernst & Young.

27.1   Financial Data Schedule for the Year Ended December 31, 1999.

(b)    Reports on Form 8-K

       The Company filed no Current Reports on Form 8-K with the Commission during the fourth quarter of 1999.

--------------------------------------------------------------------------------

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

++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 15, 1999.

# Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 4, 1998.

## Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998.

### Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1999.

@ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 30, 2000.

                                 RENAISSANCERE HOLDINGS LTD.

                                      /s/ James N. Stanard
                                      -------------------------------
                                      James N. Stanard

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

Signature                                           Title                                   Date
---------                                           -----                                   ----
/s/ James N. Stanard                  President and Chief Executive Officer and        March 30, 2000
-----------------------------
James N. Stanard                      Chairman of the Board of Directors

/s/ John M. Lummis                    Senior Vice President and Chief Financial        March 30, 2000
---------------------------
John M. Lummis                        Officer (Principal Accounting Officer)

/s/ Arthur S. Bahr                    Director                                         March 30, 2000
----------------------
Arthur S. Bahr

/s/ Thomas A. Cooper                  Director                                         March 30, 2000
----------------------
Thomas A. Cooper

/s/ Edmund B. Greene                  Director                                         March 30, 2000
----------------------
Edmund B. Greene

/s/ Brian Hall                        Director                                         March 30, 2000
----------------------
Brian Hall

/s/ Gerald L. Igou                    Director                                         March 30, 2000
----------------------
Gerald L. Igou

/s/ Kewsong Lee                       Director                                         March 30, 2000
----------------------
Kewsong Lee

/s/ Paul J. Liska                     Director                                         March 30, 2000
----------------------
Paul J. Liska

/s/ W. James MacGinnitie              Director                                         March 30, 2000
----------------------
W. James MacGinnitie





/s/ Howard H. Newman                  Director                                         March 30, 2000
----------------------
Howard H. Newman

/s/ Scott E. Pardee                   Director                                         March 30, 2000
----------------------
Scott E. Pardee

/s/ William I. Riker                  Director & Executive Vice President              March 30, 2000
----------------------
William I. Riker

                  RENAISSANCERE HOLDINGS LTD AND SUBSIDIARIES.

             INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Pages

Report of Independent Auditors on Schedules................................. S-2

I      Summary of Investments other than Investments in Related
       Parties at December 31, 1999......................................... S-3

III    Condensed Financial Information of the Registrant.................... S-4

V      Supplementary Insurance Information for the years ended
       December 31, 1999, 1998 and 1997..................................... S-7

VI     Reinsurance for the years ended December 31, 1999, 1998 and 1997..... S-8

X      Supplementary Information Concerning Property-Casualty
       Insurance Operations................................................. S-9

     Schedules other than those listed above are omitted for the reason that they are not applicable.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

     To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

     We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 28, 2000; such financial statements and our report thereon are incorporated by reference elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in item 14(a)(2) of this Registration Statement. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                     /s/ Ernst & Young

Hamilton, Bermuda
January 28, 2000

                                                                      SCHEDULE I

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS

                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                       (MILLIONS OF UNITED STATES DOLLARS)


                                                                         YEAR ENDED
                                                                     DECEMBER 31, 1999
                                                                 -----------------------         AMOUNT AT
                                                                                                WHICH SHOWN
                                                                  AMORTIZED        MARKET          IN THE
TYPE OF INVESTMENT:                                                  COST          VALUE       BALANCE SHEET
-------------------                                               ---------       --------     -------------
Fixed Maturities Available for Sale:
     U.S. Government bonds................................          $298.7          $295.7         $295.7
     U.S. corporates......................................           371.6           356.6          356.6
     Non U.S. sovereign government bonds..................            55.3            54.4           54.4
     Non U.S. corporate debt securities...................            50.5            54.0           54.0
     U.S. mortgage backed securities......................           150.0           147.0          147.0
                                                                  --------        --------       --------
           Subtotal.......................................           926.1           907.7          907.7
Other investments.........................................             8.6             8.6            8.6
Short-term investments....................................            12.8            12.8           12.8
Cash and cash equivalents.................................           132.1           132.1          132.1
                                                                  --------        --------       --------
           Total investments, short-term
              investments, cash and cash
              equivalents..........................               $1,079.6        $1,061.2       $1,061.2
                                                                  ========        ========       ========

                                                                    SCHEDULE III

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   RENAISSANCERE HOLDINGS LTD. BALANCE SHEETS

                                (PARENT COMPANY)

         (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                 DECEMBER 31
                                                                     -----------------------------------
                                                                         1999                   1998
                                                                     ------------           ------------
                  ASSETS

Cash.......................................................          $     48,483           $      7,702
Investments available for sale.............................               144,739                 80,487
Investment in subsidiaries.................................               673,229                650,515
Dividend receivable........................................                30,637                 24,294
Other assets...............................................                   942                  4,262
                                                                     ------------           ------------
         Total assets......................................          $    898,030           $    767,260
                                                                     ============           ============

                  LIABILITIES

Loans payable..............................................          $    200,000           $     50,000
Minority interest - Company obligated, manditorily redeemable capital securities of a subsidiary trust holding solely
  junior subordinated debentures of the Company............                89,630                100,000
Other liabilities..........................................                 8,071                  5,028
                                                                     ------------           ------------
         Total liabilities.................................               297,701                155,028
                                                                     ============           ============

                  SHAREHOLDERS' EQUITY
Common Shares: $1 par value-authorized 225,000,000 shares
  issued and outstanding at December 31, 1999 - 19,686,480
  (1998 - 21,645,913)......................................                19,686                 21,646
Additional paid-in capital.................................                    --                 17,389
Unearned Stock Grant Compensation..........................               (10,026)                (8,183)
Accumulated other comprehensive income.....................               (18,470)                (5,144)
Retained earnings..........................................               609,139                586,524
                                                                     ------------           ------------
         Total shareholders' equity........................               600,329                612,232
                                                                     ------------           ------------
                Total liabilities and shareholders' equity.          $    898,030           $    767,260
                                                                     ============           ============

                             SCHEDULE III (CONT'D.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           RENAISSANCERE HOLDINGS LTD.

                              STATEMENTS OF INCOME

                                (PARENT COMPANY)

                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                   YEAR ENDED          YEAR ENDED        YEAR ENDED
                                                                DECEMBER 31, 1999  DECEMBER 31, 1998   DECEMBER 31, 1997
                                                                -----------------  -----------------   -----------------
Income:
Investment income...........................................        $   5,945        $   1,364           $    5,723
                                                                    ---------        ---------           ----------
Total income................................................            5,945            1,364                5,723
                                                                    ---------        ---------           ----------
Expenses:
Interest expense............................................            6,805            3,059                4,271
Corporate expenses..........................................            3,120            3,317                3,218
                                                                    ---------        ---------           ----------
Total expenses..............................................            9,925            6,376                7,489
                                                                    ---------        ---------           ----------
Loss before equity in net income of subsidiaries & taxes....           (3,980)          (5,012)              (1,766)
Equity in net income of Renaissance Reinsurance.............          117,408          126,768              146,209
Equity in net income of Renaissance U.S.....................           (2,746)         (44,274)                  --
Equity in net income of Glencoe.............................            2,809            6,340                2,421
Equity in net income of Renaissance Services................             (962)              --                   --
                                                                    ---------        ---------           ----------
Income before minority interests & taxes                              112,529           83,822              146,864
Minority interest - Company obligated,
 mandatorily redeemable capital securities of a
 subsidiary trust holding solely junior subordinated
 debentures of the Company .................................           (8,288)          (8,540)              (6,998)
Minority interest - Glencoe.................................               --             (705)                (617)
                                                                    ---------        ---------           ----------
Net income before taxes ....................................          104,241           74,577              139,249
Income tax expense..........................................               --               --                   --
                                                                    ---------        ---------           ----------
Net income .................................................        $ 104,241        $  74,577           $  139,249
                                                                    =========        =========           ==========

                             SCHEDULE III (CONT'D.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(CONTINUED)

                           RENAISSANCERE HOLDINGS LTD.

                            STATEMENTS OF CASH FLOWS

                                (PARENT COMPANY)

                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                   YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                                DECEMBER 31, 1999  DECEMBER 31, 1998   DECEMBER 31, 1997
                                                                -----------------  -----------------   -----------------

Cash flows provided by (applied to) operating activities:
Net income.................................................         $ 104,241        $  74,577           $  139,249
Less equity in net income of subsidiaries..................           116,509           88,129              148,013
                                                                    ---------        ---------           ----------
                                                                      (12,268)         (13,552)              (8,764)
Adjustments to reconcile net loss to net cash provided by
 (applied to) operating activities
Other......................................................            13,172            2,085               (4,013)
                                                                    ---------        ---------           ----------
Net cash provided by (applied to) operating activities.....               904          (11,467)             (12,777)
                                                                    ---------        ---------           ----------
Cash flows provided by investing activities:
Contributions to subsidiary................................           (14,846)         (22,516)             (12,000)
Proceeds from sales of investments.........................           199,562           76,770               73,793
Purchases of investments...................................          (265,979)        (109,295)            (105,223)
Dividends from subsidiary..................................            88,714          102,061              124,770
Purchase of minority interest in subsidiary................                --               --               (5,185)
                                                                    ---------        ---------           ----------
Net cash provided by investing activities..................             7,451           47,020               76,155
                                                                    ---------        ---------           ----------
Cash flows provided by (applied to) financing activities:
Proceeds from issuance (purchase) of Capital Securities....            (8,591)              --              100,000
Repurchase of Common Shares................................           (80,098)         (42,724)             (53,458)
Dividend to Common Shareholders............................           (28,885)         (26,720)             (22,643)
Net proceeds from (repayment of) bank loan.................           150,000               --             (100,000)
Repayments of officer loans................................                --               --                4,104
                                                                    ---------        ---------           ----------
Net cash provided by (applied to) financing activities.....            32,426          (69,444)             (71,997)
                                                                    ---------        ---------           ----------
Net increase (decrease) in cash and cash equivalents.......            40,781          (33,891)              (8,619)
Balance at beginning of year...............................             7,702           41,593               50,212
                                                                    ---------        ---------           ----------
Balance at end of year.....................................         $  48,483        $   7,702           $   41,593
                                                                    ---------        ---------           ----------

                                                                      SCHEDULE V

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                      (THOUSANDS OF UNITED STATES DOLLARS)


                      DECEMBER 31, 1999                           YEAR ENDED DECEMBER 31, 1999
             ---------------------------------     --------------------------------------------------------------------------------
                           FUTURE
                          POLICY
                          BENEFITS,                                             BENEFITS,    AMORTIZATION
               DEFERRED    LOSSES,                                               CLAIMS,      OF DEFERRED
                POLICY    CLAIMS AND                                NET        LOSSES AND       POLICY         OTHER           NET
             ACQUISITION    CLAIMS     UNEARNED    PREMIUM      INVESTMENT     SETTLEMENT     ACQUISITION    OPERATING      PREMIUMS
                COSTS      EXPENSES    PREMIUMS    REVENUE        INCOME        EXPENSES         COSTS        EXPENSES       WRITTEN
Property...  $   14,221  $ 478,601    $   98,386   $ 221,117    $   60,334     $   77,141   $   25,500       $   36,768     $213,513
             ==========  =========    ==========   =========    ==========     ==========   ==========       ==========     ========

                      DECEMBER 31, 1998                           YEAR ENDED DECEMBER 31, 1998
             ---------------------------------     --------------------------------------------------------------------------------
                            FUTURE
                            POLICY
                          BENEFITS,                                             BENEFITS,    AMORTIZATION
               DEFERRED    LOSSES,                                               CLAIMS,      OF DEFERRED
                POLICY    CLAIMS AND                                NET        LOSSES AND       POLICY         OTHER           NET
             ACQUISITION    CLAIMS     UNEARNED    PREMIUM      INVESTMENT     SETTLEMENT     ACQUISITION    OPERATING      PREMIUMS
                COSTS      EXPENSES    PREMIUMS    REVENUE        INCOME        EXPENSES         COSTS        EXPENSES       WRITTEN
Property...  $   10,997  $ 298,829    $   94,466   $ 204,947    $   52,834     $  112,752   $   26,506       $   34,525    $195,019
             ==========  =========    ==========   =========    ==========     ==========   ==========       ==========    ========

                      DECEMBER 31, 1997                           YEAR ENDED DECEMBER 31, 1997
             ---------------------------------     --------------------------------------------------------------------------------
                            FUTURE
                            POLICY
                          BENEFITS,                                             BENEFITS,    AMORTIZATION
               DEFERRED    LOSSES,                                               CLAIMS,      OF DEFERRED
                POLICY    CLAIMS AND                                NET        LOSSES AND       POLICY         OTHER           NET
             ACQUISITION    CLAIMS     UNEARNED    PREMIUM      INVESTMENT     SETTLEMENT     ACQUISITION    OPERATING      PREMIUMS
                COSTS      EXPENSES    PREMIUMS    REVENUE        INCOME        EXPENSES         COSTS        EXPENSES       WRITTEN
Property...  $    5,739  $ 110,037    $   57,008   $ 211,490    $49,573        $   50,015   $    25,227     $   25,131     $195,752
             ==========  =========    ==========   =========    ==========     ==========    ==========     ==========     ========

                                                                     SCHEDULE VI

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                                   REINSURANCE

                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                                                           PERCENTAGE
                                                                  CEDED TO       ASSUMED                   OF AMOUNT
                                                     GROSS          OTHER       FROM OTHER        NET        ASSUMED
                                                     AMOUNT       COMPANIES     COMPANIES       AMOUNT       TO NET
                                                    --------     ----------    -----------    ---------    ----------
Year ended December 31, 1999
     Property Premiums Written..............        $ 68,961     $ 137,792       $ 282,344    $ 213,513       132%
                                                    ========     =========       =========    =========
Year ended December 31, 1998
     Property Premiums Written..............        $ 63,271     $  75,441       $ 207,189    $ 195,019       106%
                                                    ========     =========       =========    =========
Year ended December 31, 1997
     Property Premiums Written..............        $  7,041     $  32,535       $ 221,246    $ 195,752       113%
                                                    ========     =========       =========    =========

                                                                      SCHEDULE X

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING

                     PROPERTY/CASUALTY INSURANCE OPERATIONS

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                        (DOLLARS IN THOUSANDS)




                                                    Reserve for Unpaid                                                    Net
                                 Deferred Policy          Claims            Discount        Unearned     Earned       Investment
Affiliation with Registrant     Acquisition Costs  and Claims Expenses  if any, Deducted    Premiums     Premiums       Income
---------------------------     -----------------  -------------------  ----------------    --------     --------       ------
Consolidated Subsidiaries
  Year ended December 31, 1999    $ 14,221             $478,601             $   --           $ 98,386   $221,117      $ 60,334
                                  ========             ========             ======           ========   ========      ========
  Year ended December 31, 1998    $ 10,997             $298,829             $   --           $ 94,466   $204,947      $ 52,834
                                  ========             ========             ======           ========   ========      ========
  Year ended December 31, 1997    $  5,739             $110,037             $   --           $ 57,008   $211,490      $ 49,573
                                  ========             ========             ======           ========   ========      ========
                                     Claims and Claims
                                      Expense Incurred
                                         Related to                    Amortization of
                                 ---------------------------          Deferred Policy          Paid Claim and             Net
Affiliation with Registrant      Current Year    Prior Years          Acquisition Costs        Claims Expenses     Premiums Written
---------------------------      ------------    -----------          -----------------        ---------------     ----------------
Consolidated Subsidiaries
  Year ended December 31, 1999      $ 111,720     $(34,579)              $ 25,500                 $ 99,740             $213,513
                                    =========     ========               ========                 ========             ========

  Year ended December 31, 1998      $ 96,431      $ 16,321               $ 26,506                 $ 80,594             $195,019
                                    =========     ========               ========                 ========             ========
  Year ended December 31, 1997      $ 50,015      $ 0                    $ 25,227                 $ 45,399             $195,752
                                    =========     ========               ========                 ========             ========

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    EXHIBITS

                                       TO

                                    FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                           RenaissanceRe Holdings Ltd.

1. The Consolidated Financial Statements of the Company and related Notes thereto are contained on pages 34 through 54 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference thereto.

2. The Schedules to the Consolidated Financial Statements of the Company are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3.     The following exhibits are included in this Report:

3.1    Memorandum of Association.*

3.2    Amended and Restated Bye-Laws.#

3.3    Memorandum of Increase in Share Capital of Company.##

4.1    Specimen Common Share certificate.*

10.1 Investment Management Agreement, dated as of November 1, 1993, between GE Investment Management Incorporated and Renaissance Reinsurance Ltd.*

10.2   RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.3 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings, Ltd., Renaissance Reinsurance Ltd. and Investors named therein.*

10.4 Third Amended and Restated Employment Agreement, dated as of July 1, 1997, between Renaissance Reinsurance Ltd. and James N. Stanard, amended and restated as of June 3, 1998.#

10.5 Employment Agreement, dated as of February 4, 1998, between Renaissance Reinsurance Ltd. and William I. Riker.###

10.6 Employment Agreement, dated as of July 1, 1999, between Renaissance Reinsurance Ltd. and David A. Eklund.

10.7 Employment Agreement, dated as of October 17, 1997, between Renaissance Reinsurance Ltd. and John M. Lummis.

10.8 Credit Agreement, dated as of October 5, 1999, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Deutsche Bank AG, as LC Issuer and Syndication Agent, Fleet National Bank, as Co-Agents, and Bank of America, National Association, as Administrative Agent for the Lenders.+++

10.9 Accession Agreement dated as of November 8, 1999, among RenaissanceRe Holdings Ltd. (the "Borrower"), Bank of America, National Association, as Administrative Agent (the "Administrative Agent"), Deutsche Bank AG, New York Branch, as LC Issuer (the "LC Issuer") and Mellon Bank, N.A., relating to the Credit Agreement dated as of October 5, 1999, among the Borrower, certain financial institutions which are signatories thereto, the LC Issuer and the Administrative Agent.

10.10 Equity Purchase Agreement, dated as of December 13, 1996, by and among RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.^

10.11 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.###

10.12 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan.###

10.13 Stock Purchase Agreement, dated December 19, 1997, by and among RenaissanceRe Holdings Ltd. and Renaissance U.S. Holdings, Inc. and Nobel Insurance Limited and Nobel Holdings, Inc.++

10.14 Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.15 Amended and Restated Shareholders Agreement, dated as of March 23, 1998, by and among Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.###

10.16 Amended and Restated Registration Rights Agreement, dated as of March 23, 1998, by and among Warburg, Pincus Investors, L.P., PT Investments Inc., GE Private Placement Partners I-Insurance, Limited Partnership and United States Fidelity and Guaranty Company.###

10.17 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.^^

10.18 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee.^^

10.19 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between the Company and The Bank of New York, as Trustee.^^

10.20 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc.^^

10.21 Credit Agreement between Renaissance U.S. Holdings, Inc., the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of June 24, 1998.#

10.22 First Amendment to Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31, 1998. @

10.23 Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America National Trust & Savings Association.#

10.24 Share Purchase Agreement, dated as of November 17, 1999, between RenaissanceRe Holdings Ltd. And The St. Paul Companies, Inc.

13.1 Annual Report to Shareholders of RenaissanceRe Holdings Ltd. for the year ended December 31, 1999 (with the exception of the information incorporated by reference into Items 5, 7, 8 and 14 of this Report, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Report).

21.1   List of Subsidiaries of the Registrant.

23.1   Consent of Ernst & Young.

27.1   Financial Data Schedule for the Year Ended December 31, 1999.

--------------------------------------------------------------------------------

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

++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 15, 1999.

# Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998.

## Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998.

### Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998.

@ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 31, 1999.
                                      -4-