Form 10-Q
period 2000-03-31
RENAISSANCERE HOLDINGS LTD
filed 2000-05-15
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:     March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of March 31, 2000 was 19,422,355.

Total number of pages in this report:      21

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- Financial Information

      ITEM 1  -- Financial Statements

              Consolidated Balance Sheets as of March 31, 2000                 3
              (Unaudited) and December 31, 1999

              Unaudited Consolidated Statements of Operations for              4
              the three months ended March 31, 2000 and 1999

              Unaudited Consolidated Statements of Changes in Shareholders'    5
              Equity for the three months ended March 31, 2000 and 1999

              Unaudited Consolidated Statements of Cash Flows                  6
              for the three months ended March 31, 2000 and 1999

              Notes to Unaudited Consolidated Financial Statements             7

      ITEM 2. -- Management's Discussion and Analysis of                      11
      Results of Operations and Financial Condition

      ITEM 3. -- Quantitative and Qualitative Disclosures About Market Risk   19

PART II -- Other Information                                                  20

      ITEM 1  -- Legal Proceedings
      ITEM 2  -- Changes in Securities and Use of Proceeds
      ITEM 3  -- Defaults Upon Senior Securities
      ITEM 4  -- Submission of Matters to a Vote of Security Holders
      ITEM 5  -- Other Information
      ITEM 6  -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                       21

Part I - Financial Information
Item 1 - Financial Statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (in thousands of United States Dollars, except per share amounts)

                                                                                        AS AT
                                                                          ----------------------------------
                                                                          MAR. 31, 2000        DEC. 31, 1999
                                                                          -------------        -------------
Assets                                                                     (unaudited)
Fixed maturity investments available for sale, at fair value
   (Amortized cost $911,404 and $926,176 at Mar. 31, 2000 and
        Dec. 31, 1999, respectively)                                       $   897,691          $   907,706
Short term investments                                                          14,360               12,759
Other investments                                                               24,589               22,204
Cash and cash equivalents                                                      192,610              132,112
                                                                           -----------          -----------
       Total investments and cash                                            1,129,250            1,074,781
Premiums receivable                                                            150,186               80,455
Ceded reinsurance balances                                                      68,567               50,237
Losses and premiums recoverable                                                258,500              328,627
Accrued investment income                                                       12,555               13,456
Deferred acquisition costs                                                      16,908               14,221
Other assets                                                                    54,792               55,466
                                                                           -----------          -----------
     TOTAL ASSETS                                                          $ 1,690,758          $ 1,617,243
                                                                           ===========          ===========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for claims and claim expenses                                      $   463,615          $   478,601
Reserve for unearned premiums                                                  167,315               98,386
Bank loans                                                                     250,000              250,000
Reinsurance balances payable                                                    68,401               50,157
Other                                                                           41,946               50,140
                                                                           -----------          -----------
     TOTAL LIABILITIES                                                         991,277              927,284
                                                                           -----------          -----------

Minority Interest - Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior
  subordinated debentures of the Company                                        89,630               89,630

SHAREHOLDERS' EQUITY
Common shares outstanding                                                       19,423               19,686
Unearned stock grant compensation                                              (12,081)             (10,026)
Accumulated other comprehensive income                                         (13,713)             (18,470)
Retained earnings                                                              616,222              609,139
                                                                           -----------          -----------
     TOTAL SHAREHOLDERS' EQUITY                                                609,851              600,329
                                                                           -----------          -----------
     TOTAL LIABILITIES, MINORITY INTEREST, AND
     SHAREHOLDERS' EQUITY                                                  $ 1,690,758          $ 1,617,243
                                                                           ===========          ===========
BOOK VALUE PER COMMON SHARE                                                $     31.40          $     30.50
                                                                           ===========          ===========
COMMON SHARES OUTSTANDING                                                       19,423               19,686
                                                                           ===========          ===========

    The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
        (in thousands of United States dollars, except per share amounts)
                                   (Unaudited)

                                                                             QUARTERS ENDED
                                                                    ---------------------------------
                                                                    MARCH 31, 2000     MARCH 31, 1999
                                                                    --------------     --------------
REVENUES
            Gross premiums written                                     $ 160,471          $ 155,095
                                                                       =========          =========
            Net premiums written                                       $ 103,364          $ 116,284
            Increase in unearned premiums                                (50,599)           (58,296)
                                                                       ---------          ---------
            Net premiums earned                                           52,765             57,988
            Net investment income                                         18,467             13,106
            Net foreign exchange losses                                     (137)              (666)
            Other income (loss)                                            1,402               (269)
            Net realized losses on investments                            (6,787)              (497)
                                                                       ---------          ---------
            TOTAL REVENUES                                                65,710             69,662
                                                                       ---------          ---------
EXPENSES
            Claims and claim expenses incurred                            17,713             15,695
            Acquisition expenses                                           7,242              6,784
            Operational expenses                                           7,807              9,516
            Corporate expenses                                             2,342              3,961
            Interest expense                                               4,252              1,406
                                                                       ---------          ---------
            TOTAL EXPENSES                                                39,356             37,362
                                                                       ---------          ---------
Income before minority interest and taxes                                 26,354             32,300
Minority interest - Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely
       junior subordinated debentures of the Company                       1,859              2,111
                                                                       ---------          ---------
Income before taxes                                                       24,495             30,189
Income tax expense                                                           420                171
                                                                       ---------          ---------
            NET INCOME                                                 $  24,075          $  30,018
                                                                       =========          =========

Earnings per Common Share - basic                                      $    1.25          $    1.42
Earnings per Common Share - diluted                                    $    1.24          $    1.41
Operating earnings per Common Share - diluted                          $    1.58          $    1.43
Average shares outstanding - basic                                        19,266             21,138
Average shares outstanding - diluted                                      19,475             21,323

Claims and claim expense ratio                                              33.6%              27.1%
Expense ratio                                                               28.5%              28.1%
                                                                       ---------          ---------
Combined ratio                                                              62.1%              55.2%
                                                                       =========          =========

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
            EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                                         2000           1999
                                                                                      ---------      ---------
Common Stock & additional paid-in capital
        Balance -- January 1                                                             19,686         39,035
        Exercise of stock options & issuance of unvested restricted stock                    85           (210)
        Repurchase of shares                                                               (348)       (17,907)
                                                                                      ---------      ---------
        Balance -- March 31                                                              19,423         20,918
                                                                                      ---------      ---------
Unearned stock grant compensation
        Balance -- January 1                                                            (10,026)        (8,183)
        Stock grants awarded                                                             (3,332)           256
        Amortization                                                                      1,277            790
                                                                                      ---------      ---------
        Balance -- March 31                                                             (12,081)        (7,137)
                                                                                      ---------      ---------
Accumulated other comprehensive income
        Balance -- January 1                                                            (18,470)        (5,144)
        Net unrealized gains on securities, net of
             adjustment (see disclosure)                                                  4,757         (4,144)
                                                                                      ---------      ---------
        Balance -- March 31                                                             (13,713)        (9,288)
                                                                                      ---------      ---------
Retained earnings
        Balance -- January 1                                                          $ 609,139      $ 586,524
        Net income                                                                       24,075         30,018
        Dividends declared                                                               (7,401)        (7,501)
        Repurchase of shares                                                            (12,717)        (7,127)
        Exercise of stock options                                                         3,126              -
                                                                                      ---------      ---------
        Balance -- March 31                                                             616,222        601,914
                                                                                      ---------      ---------
Total Shareholders' Equity                                                            $ 609,851      $ 606,407
                                                                                      =========      =========
COMPREHENSIVE INCOME
Net Income                                                                            $  24,075      $  30,018
Other comprehensive income                                                                4,757         (4,144)
                                                                                      ---------      ---------
Comprehensive income                                                                  $  28,832      $  25,874
                                                                                      =========      =========
DISCLOSURE REGARDING NET UNREALIZED GAINS (LOSSES)
Net unrealized holding losses arising during period                                   $  (2,030)     $  (4,641)
Net realized losses included in net income                                                6,787            497
                                                                                      ---------      ---------
Change in net unrealized gains (losses) on securities                                 $   4,757      $  (4,144)
                                                                                      =========      =========

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                                            QUARTERS ENDED
                                                                                    --------------------------------
                                                                                    MARCH 31, 2000    MARCH 31, 1999
                                                                                    --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES

           Net income                                                                 $  24,075         $  30,018

           ADJUSTMENTS TO RECONCILE NET INCOME TO
                   CASH PROVIDED BY OPERATING ACTIVITIES

                   Amortization and depreciation                                           (432)            1,022
                   Realized investment losses                                             6,787               497
                   Amortization of goodwill                                                 153             3,335
                   Change in:
                               Reinsurance balances, net                                (51,487)         (106,023)
                               Ceded reinsurance balances receivable                    (18,330)          (17,246)
                               Deferred acquisition costs                                (2,687)           (7,106)
                               Reserve for claims and claim expenses, net                55,141            33,246
                               Reserve for unearned premiums                             68,929            74,286
                               Other                                                      2,515           (11,291)
                                                                                      ---------         ---------
                               CASH PROVIDED BY OPERATING ACTIVITIES                     84,664               738
                                                                                      ---------         ---------
 CASH FLOWS PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
           Proceeds from sale of investments                                            601,540           419,326
           Purchase of investments available for sale                                  (605,240)         (352,998)
                                                                                      ---------         ---------
                               CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES        (3,700)           66,328
                                                                                      ---------         ---------
 CASH FLOWS APPLIED TO FINANCING ACTIVITIES
           Proceeds from bank loan                                                            -            25,000
           Dividends paid                                                                (7,401)           (7,501)
           Purchase of Common Shares                                                    (13,065)          (25,034)
                                                                                      ---------         ---------
                               CASH APPLIED TO FINANCING ACTIVITIES                     (20,466)           (7,535)
                                                                                      ---------         ---------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                               60,498            59,531

 CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                                        132,112           115,701
                                                                                      ---------         ---------
 CASH AND CASH EQUIVALENTS,  END OF PERIOD                                            $ 192,610         $ 175,232
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

                  RenaissanceRe Holdings Ltd., and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                   (Unaudited)

1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe"), its wholly owned subsidiaries, Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), Renaissance Underwriting Managers, Ltd. ("Renaissance Managers") and RenaissanceRe Capital Trust (the "Trust"). Other consolidated entities include DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe; Nobel Insurance Company ("Nobel"), a wholly owned subsidiary of Renaissance U.S.; and Renaissance Reinsurance of Europe ("Renaissance Europe"), a subsidiary of Renaissance Reinsurance. RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company." All intercompany transactions and balances have been eliminated on consolidation. Minority interests represents the interests of external parties in respect of net income and shareholders' equity of the Trust. Certain comparative information has been reclassified to conform to current presentation. Because of the seasonality of the Company's business, the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

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

3. The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $38.9 million and $28.1 million for the first quarters of 2000 and 1999, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and coverage for lost no claims bonuses which are incurred when losses are ceded to those reinsurance contracts. Total recoveries netted against premiums and claims and claim expenses incurred for the quarter ended March 31, 2000 were $0.8 million, compared to $60.9 million for the quarter ended March 31, 1999.

     Included in losses and premiums recoverable are recoverables of $23.5 million which are related to retroactive reinsurance agreements. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration," contracts are required to be included in claims and claim expenses incurred as they become known. However, the offsetting recoverable is deferred and reflected in the statement of income based on the recovery method. As of March 31, 2000, the Company has deferred $12.9 million of recoveries related to a retroactive reinsurance contract, a reduction from the $15.1 million deferred as of December 31, 1999. This has been included in other liabilities on the consolidated balance sheet. As the amounts are recovered, the recoveries will offset claims and claim expenses incurred in the consolidated statement of income.

 4. The Company paid interest on its outstanding loans of $6.1 million for the quarter ended March 31, 2000 and $3.5 million for the same period in the previous year. On March 1, 2000, the Company paid a semi-annual dividend on the Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities") of $4.3 million.

 5. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and unvested restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:


---------------------------------------------------------------------------------------------------------
                                                                       Quarter ended March 31,
---------------------------------------------------------------------------------------------------------
                                                                         2000              1999
---------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
---------------------------------------------------------------------------------------------------------
Numerator:
    Net income                                                       $    24,075         $    30,018
                                                                 ========================================
Denominator:
    Denominator for basic earnings per share -
       Weighted average shares                                        19,265,973          21,138,139
    Per share equivalents of employee stock
       Options and unvested restricted shares                            209,504             184,894
                                                                 ----------------------------------------
    Denominator for diluted earnings per share -
       Adjusted weighted average shares and
       Assumed conversions                                            19,475,477          21,323,033
                                                                 ========================================
    Basic earnings per share                                               $1.25               $1.42

    Diluted earnings per share                                             $1.24               $1.41

 6. During the quarter ended March 31, 2000, the Board of Directors of the Company declared, and the Company paid, a dividend of $0.375 per share to shareholders of record as of February 17, 2000.

 7. In November 1999, the Company announced an additional authorization of $25 million under its share repurchase program. During the first quarter of 2000 the Company repurchased 348,400 shares under its existing repurchase program at a cost of $13.1 million.

 8. The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Data for the quarters ended March 31, 2000 and 1999 are as follows:

QUARTER ENDED MARCH 31, 2000     REINSURANCE    PRIMARY      OTHER      TOTAL
                                -----------------------------------------------
Gross premiums written           $  144,752    $ 15,719   $     -    $  160,471
Total revenues                       59,529       3,903      2,278       65,710
Pre-tax profit (loss)                28,179       1,341     (5,025)      24,495

Assets                            1,230,469     264,007    196,282    1,690,758
                                -----------------------------------------------
Claims and claim expense ratio         34.0%        24.0%      -           33.6%
Underwriting ratio                     28.4%        23.0%      -           28.5%
                                -----------------------------------------------
Combined ratio                         62.4%        47.0%      -           62.1%
                                -----------------------------------------------

QUARTER ENDED MARCH 31, 1999      REINSURANCE    PRIMARY      OTHER      TOTAL
                                -----------------------------------------------
Gross premiums written           $  133,647    $ 21,448   $     -    $  155,095
Total revenues                       55,259      13,597        806       69,662
Pre-tax profit (loss)                31,205       2,753     (3,769)      30,189

Assets                              991,974     317,839    113,496    1,429,309
                                -----------------------------------------------
Claims and claim expense ratio         25.1%       35.4%      -            27.1%
Underwriting ratio                     26.3%       32.9%      -            28.1%
                                -----------------------------------------------
Combined ratio                         51.4%       68.3%      -            55.2%
                                -----------------------------------------------

     The Company's Bermuda holding company is the primary contributor to the results reflected in "Other" category. The pre-tax loss of the holding company primarily consisted of interest expense on bank loans, the minority interest on the Capital Securities and realized investment losses on the sales of investments, partially offset by investment income on the assets of the holding company.

10. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

     The Company's U.S. subsidiaries are subject to U.S. tax. Included in other assets is a net deferred tax asset of $23.4 million. These net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (through 2018), subject to certain limitations.

11. Subsequent to the quarter ended March 31, 2000, the Company's Board of Directors authorized the Company to buy back an additional $25.0 million of common shares under the Company's share repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of the Company's results of operations for the three months ended March 31, 2000 and 1999 and financial condition as of March 31, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2000 compared to the quarter ended March 31,
1999

For the quarter ended March 31, 2000, net operating income was $30.9 million or $1.58 per share, compared with $30.5 million or $1.43 per share, for the same period in 1999. After taking into account realized losses on investments of $6.8 million for the quarter, compared with realized losses of $0.5 million for the first quarter of 1999, net income for the quarter ended March 31, 2000 was $24.1 million or $1.24 per share, compared with $30.0 million or $1.41 per share for the first quarter of 1999.

Gross premiums written for the first quarter of 2000 were $160.5 million compared with $155.1 million for the same quarter of 1999. Gross premiums written for the reinsurance operations were $144.8 million for the quarter ended March 31, 2000, compared with $133.6 million for the same period of 1999. Net premiums written for the first quarter of 2000 were $103.4 million compared with $116.3 million for the same quarter of 1999. The increase in ceded premiums relates primarily to timing differences on premiums ceded by the reinsurance operations and the cession of substantially all of the premiums written by the primary companies.

Gross premiums written for the first quarters of 2000 and 1999 are as follows:


                                  Quarter ended
                           31-Mar-00         31-Mar-99
                          ------------------------------
Reinsurance Operations      144,752            133,647
Primary Operators            15,719             21,448
                          ------------------------------
                            160,471            155,095
                          ==============================


The 8.3 percent increase in written premiums for Renaissance Reinsurance was primarily the result of a 27.0 percent increase in premiums related to new business, a 14.7 percent decrease in premiums due to the Company not renewing coverage and a 4.1 percent decrease related to changes in pricing, participation level and coverage on renewed business. The decrease in gross written premiums from the Primary Operations was principally related to the decrease in written premiums from Nobel, whose business units were either sold or substantially reinsured during 1999.

During 2000, the Company continued to purchase reinsurance to reduce its exposure to certain losses. During the first quarter of 2000, ceded premiums written were $57.1 million, compared with $38.8 million for the same quarter in 1999. Although ceded reinsurance reduces net premiums earned, management believes that purchases of reinsurance significantly reduce the level of risk to the Company that would otherwise exist.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the quarters ended March 31, 2000 and 1999:

               -----------------------------------------------------------------
                    REINSURANCE             PRIMARY                TOTAL
               -----------------------------------------------------------------
QUARTER ENDED  31-MAR-00  31-MAR-99  31-MAR-00  31-MAR-99  31-MAR-00   31-MAR-99
               -----------------------------------------------------------------
Loss ratio        34.0%       25.1%    24.0%      35.4%      33.6%        27.1%
Expense ratio     28.4%       26.3%    23.0%      32.9%      28.5%        28.1%
               -----------------------------------------------------------------
Combined ratio    62.4%       51.4%    47.0%      68.3%      62.1%        55.2%
               -----------------------------------------------------------------

The loss ratio on the reinsurance business increased primarily as a factor of the initial estimates of first quarter loss events due to winter storms and tornadoes that occurred during the first quarter of 2000, which were greater than the estimates related to the events occurring in the first quarter of 1999. The reduction in the loss ratio on the Primary Operations is primarily related to reduced loss costs from Nobel's operations due to the reduction and/or elimination of the majority of its business.

Underwriting expenses are comprised of acquisition expenses and operational expenses. The increase in the expense ratio for the reinsurance book of business was primarily related to the increase in reinsurance ceded, which lowered the net premiums earned without reducing the acquisition costs of the Company. The decrease in the expense ratio for the primary book of business was primarily related to the reduction of costs related to Nobel, due to the running off and or sale of its books of business during 1999.

Total acquisition expenses were $7.2 million for the quarter ended March 31, 2000 and $6.8 million for the same period in 1999. Operating expenses for the first quarter of 2000 decreased to $7.8 million compared with $9.5 million for the same quarter of 1999. The decrease in operating expenses relates primarily to the reduction of costs related to Nobel.

Net investment income, excluding realized and unrealized investment gains and losses, for the first quarter of 2000 was $18.5 million, compared with $13.1 million for the same period in 1999. The increase in investment income relates to an increase in invested assets from additional drawings under the Company's line of credit facility of $150 million during 1999 and an increase in investment yields during the first quarter of 2000 as compared with the first quarter of 1999.

Corporate expenses decreased to $2.3 million for the quarter ended March 31, 2000, compared with $4.0 million for the same period in 1999. Included in the first quarter of 1999 was a one time write-off of $3.0 million of goodwill related to Nobel.

Interest expense and minority interest for the quarter ended March 31, 2000 increased to $6.1 million from $3.5 million for the same period in 1999. The increase was primarily related to increased borrowings under the Company's revolving credit facility and higher interest rates.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, RenaissanceRe relies on investment income, cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and quarterly dividends payments, if any, to its shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda requires the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at March 31, 2000 the statutory capital and surplus of the Company's Bermuda subsidiaries was $658.6 million, and the amount required to be maintained was $101.0 million. During the first quarter of 2000, Renaissance Reinsurance declared dividends of $22.6 million compared to $16.7 for the same period in 1999.

Glencoe is eligible as an excess and surplus lines insurer in a number of states in the U.S. There are various capital and surplus requirements in these states, with the most onerous requiring the Company to maintain a minimum of $15.0 million in capital and surplus. In this regard the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirements are met. The Company's U.S. insurance subsidiaries are subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are primarily based upon statutory surplus and statutory net income. The U.S. insurance subsidiaries' combined statutory surplus amounted to $28.1 million at March 31, 2000 and the amount required to be maintained was $22.4 million.

Cash Flows

The Company's operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. RenaissanceRe's subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, the Company maintains a $300.0 million credit facility from which $200.0 million has been borrowed and is available to the holding company, RenaissanceRe, to meet the liquidity needs of the Company's subsidiaries should the need arise.

Cash flows from operations in the first quarter of 2000 were $84.7 million, compared to $0.7 million for the same period in 1999. The significant increase arose partly due to paid loss recoveries received from the Company's reinsurers. The Company has produced cash flows from operations for the full years of 1999 and 1998 significantly in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the potential high severity and low frequency of losses on the coverages written by the Company, and the seasonality of the Company's business, it is not possible to accurately predict the Company's future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES

During the quarter ended March 31, 2000 the Company incurred net claims of $17.7 million and had net cash recoveries of $37.4 million. The Company continues to utilize reinsurance to reduce its exposure to large losses and the purchase of such protection continues to have a favorable impact on the Company's net incurred claims. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this reduced level of losses.

For the Company's reinsurance operations, estimates of claims and claim expenses and the related recoveries are based in part upon estimation of claims resulting from catastrophic events. Estimation by the Company of claims resulting from catastrophic events based upon its own historical claim experience is inherently difficult because of the Company's short operating history and the potential severity of property catastrophe claims. Therefore, the Company utilizes both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

On both the Company's reinsurance and primary operations, the Company uses statistical and actuarial methods to reasonably estimate ultimate expected claims and claim expenses and the related recoveries. The period of time between the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves and loss recoveries may be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of IBNR reserves to specific case reserves. These estimates are reviewed regularly and such adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

CAPITAL RESOURCES & SHAREHOLDERS' EQUITY

The total capital resources of the Company as at March 31, 2000 and December 31, 1999 was as follows:

-------------------------------------------------------------------------------------------------------------
                                                                           March 31,        December 31,
(in thousands)                                                               2000                1999
-------------------------------------------------------------------------------------------------------------
Term & loan facility                                                     $    50,000         $   50,000
-------------------------------------------------------------------------------------------------------------
Revolving Credit Facility-- borrowed                                         200,000            200,000
-------------------------------------------------------------------------------------------------------------
Revolving Credit Facility-- unborrowed                                       100,000            100,000
-------------------------------------------------------------------------------------------------------------
Minority interest-- Company obligated mandatorily redeemable capital          89,630             89,630
   securities of a subsidiary trust
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                         609,851            600,329
-------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                                                  $ 1,049,481         $1,039,959
=============================================================================================================


The Company has a $300 million committed revolving credit and term loan agreement with a syndicate of commercial banks. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.1 percent during the first quarter of 2000 (5.5 percent for the first quarter of 1999). The credit agreement contains certain financial covenants including requirements that the ratio of consolidated debt to capital does not exceed 0.35:1; consolidated net worth must exceed the greater of $100.0 million or 125 percent of consolidated debt; and 80 percent of invested assets must be rated BBB- by S&P or Baa3 by Moody's Investor Service or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at March 31, 2000.

Renaissance U.S. has a $35 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 6.6 percent during the first quarter of 2000 (6.1 percent for the first quarter of 1999). The Credit Agreement contains certain financial covenants, the primary one being that RenaissanceRe, being its principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. This five year term loan has mandatory repayment provisions approximating 25 percent in each of years 2000 through 2003, the first payment being in June 2000. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at March 31, 2000.

The Capital Securities pay cumulative cash distributions at an annual rate of
8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at March 31, 2000.

During the first quarter of 2000, shareholders' equity increased by $9.5 million, from $600.3 million at December 31, 1999 to $609.9 million at March 31, 2000. The significant components of the increase included net income from continuing operations of $24.1 million, a decrease in the unrealized depreciation on investments of $4.8 million, offset by a payment of dividends of $7.5 million and the repurchase of shares of $13.1 million.

INVESTMENTS

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

-----------------------------------------------------------------------------------------------------
                                                                March 31,          December 31,
(in thousands)                                                    2000                 1999
-----------------------------------------------------------------------------------------------------
Investments available for sale, at fair value                   $  897,691           $  907,706
-----------------------------------------------------------------------------------------------------

Short term investments                                              14,360               12,759
-----------------------------------------------------------------------------------------------------

Other investments                                                   24,589               22,204
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents                                          192,610              132,112
-----------------------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                           $1,129,250           $1,074,781
=====================================================================================================


The Company's current investment guidelines call for the invested asset portfolio, including cash and cash equivalents, to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At March 31, 2000, the invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.9 years and an average yield to maturity of 7.2 percent, after investment expenses.

All fixed income securities in the Company's investment portfolio are classified as securities available for sale and are carried at fair value. Any unrealized gains or losses as a result of changes in fair value over the period such investments are held are not reflected in the Company's statement of operations, but rather are reflected in accumulated other comprehensive income in the consolidated statement of shareholders' equity, in accordance with SFAS Nos. 115 and 130.

As at March 31, 2000, the Company held investments and cash totaling $1,129.2 million with a net unrealized depreciation balance of $13.7 million. The Company's investment portfolio is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At March 31, 2000, $18.8 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented approximately 2.0 percent of the Company's invested assets.

The Company has entered into forward purchase agreements allowing it to acquire certain foreign currencies to fund the payment of non-dollar losses.

EFFECTS OF INFLATION

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local or regional economy. The anticipated effects on the Company are considered in the Company's catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of this post-event inflation on the results of the Company cannot be accurately known until claims are ultimately settled.

CURRENT OUTLOOK

Due to industry losses in 1999, and the related contraction of capacity in the market, prices in the Company's markets have stabilized, and prices on certain programs have increased significantly. However, even where prices have increased, the Company believes that there continue to be numerous transactions in the market that are under-priced relative to expected losses.

The Company believes that because of its competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, it is able to discern those contracts that are adequately priced and will continue to find opportunities in the property catastrophe reinsurance markets.

Because of recent loss activity, the Company believes that its aggregate cost for reinsurance protection may increase during the upcoming year. It is possible that as the Company's outwards reinsurance programs renew, a portion of these programs may become uneconomical and that the Company would determine to purchase less of such reinsurance. Accordingly, it is possible that the Company will retain a greater level of net risk in the upcoming year as compared with the previous year.

Nobel has completed the sale and/or reinsurance of its principal operating units, although Nobel continues to operate a portion of such businesses on a transitional basis. Accordingly, during the first quarter of 2000, the Company's results reflected a reduction in gross premiums written, related costs and investment income from Nobel. The Company believes that its future consolidated results will also reflect a reduced impact from Nobel and its affiliates. During the first quarter of 2000, the Company recorded $11.7 million of gross premiums written, $1.8 million of net premiums earned and net income of $1.0 million related to Nobel and it's affiliates. During the year ended December 31, 1999 the Company recorded $49.6 million of gross premiums written, $19.9 million of net premiums earned and net income of $2.9 million related to Nobel and its affiliates. The Company expects that Nobel and its affiliates will continue to conduct certain functions on a transitional basis and that the Company will continue to maintain ownership of Nobel along with its licenses in the 50 U.S. states, although there can be no assurance that such licenses can be successfully maintained.

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

SAFE HARBOUR DISCLOSURE
-----------------------

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In particular, statements using verbs such as "expect", "anticipate", "intends", "believe" or words of similar impact generally involve forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Numerous factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates; (ii) a decrease in the level of demand for the Company's reinsurance or insurance business, or increased competition in the industry; (iii) the lowering or loss of one of the financial or claims-paying ratings of the Company or one or more of its subsidiaries; (iv) risks associated with implementing business strategies of the Company; (v) uncertainties in the Company's reserving process; (vi) failure of the Company's reinsurers to honor their obligations; (vii) actions of competitors including industry consolidation; (viii) loss of services of any one of the Company's key executive officers; (ix) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which the Company operates; (x) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws; (xi) changes in economic conditions, including currency rate conditions which could affect the Company's investment portfolio; (xii) a contention by the United States Internal Revenue Service that Renaissance Reinsurance is engaged in the conduct of a trade or business within the U.S.; or
(xiii) slower than anticipated growth in the Company's fee-based operations. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS

In accordance with the Securities and Exchange Commission's Financial Reporting Release No. 48, the Company's investment portfolio includes investments which are subject to changes in market values due to changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.9 percent, which equates to a decrease in market value of approximately $27.2 million on a portfolio valued at $939.0 million at March 31, 2000. An immediate time horizon was used, as this presents the worst-case scenario.

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

                  None

Item 5 -- Other Information

                  None

Item 6 -- Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  Exhibit 27 - Financial Data Schedule.

         b.       Current Reports on Form 8-K:

                  The Registrant did not file any reports on Form 8-K during the period beginning January 1, 2000 and ending March 31, 2000.

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


Date:    May 15, 2000