Form 10-Q
period 2000-06-30
RENAISSANCERE HOLDINGS LTD
filed 2000-08-14
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2000

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

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of June 30, 2000 was 19,245,764

Total number of pages in this report:      25

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- Financial Information

   ITEM 1 -- Financial Statements

          Consolidated Balance Sheets as of June 30, 2000                     3
          (Unaudited) and December 31, 1999

          Unaudited Consolidated Statements of Operations for                 4
          the three and six month periods ended June 30, 2000 and 1999

          Unaudited Consolidated Statements of Changes in Shareholders'       5
          Equity for the six  month periods ended June 30, 2000 and 1999

          Unaudited Consolidated Statements of Cash Flows                     6
          for the six month periods ended June 30, 2000 and 1999

          Notes to Unaudited Consolidated Financial Statements                7

   ITEM 2 -- Management's Discussion and Analysis of                         13
             Results of Operations and Financial Condition

   ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk      23

PART II -- Other Information                                                 24

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

Part I - Financial information
Item 1 - Financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
        (in thousands of United States Dollars, except per share amounts)


                                                                                   AS AT
                                                                  -----------------------------------------
                                                                     JUNE 30, 2000       DECEMBER 31, 1999
                                                                  --------------------   ------------------
Assets                                                                (Unaudited)
Fixed maturity investments available for sale, at fair value
   (Amortized cost $942,093 and $926,176 at June 30, 2000 and
        December 31, 1999, respectively)                                    $ 930,330            $ 907,706
Short term investments, at cost                                                11,054               12,759
Other investments                                                              35,208               22,204
Cash and cash equivalents                                                     184,427              132,112
                                                                  --------------------   ------------------
       Total investments and cash                                           1,161,019            1,074,781
Premiums receivable                                                           167,248               80,455
Ceded reinsurance balances                                                     63,564               50,237
Losses and premiums recoverable                                               219,745              328,627
Accrued investment income                                                      13,755               13,456
Deferred acquisition costs                                                     14,412               14,221
Other assets                                                                   56,306               55,466
                                                                  --------------------   ------------------
     TOTAL ASSETS                                                         $ 1,696,049          $ 1,617,243
                                                                  ====================   ==================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim expenses                                       $ 436,146            $ 478,601
Reserve for unearned premiums                                                 165,684               98,386
Bank loans                                                                    250,000              250,000
Reinsurance balances payable                                                   89,523               50,157
Other                                                                          39,825               50,140
                                                                  --------------------   ------------------
     TOTAL LIABILITIES                                                        981,178              927,284
                                                                  --------------------   ------------------

Minority Interest - Company obligated mandatorily redeemable
  Capital Securities of a subsidiary trust holding solely junior
  subordinated debentures of the Company                                       89,630               89,630


SHAREHOLDERS' EQUITY
Common shares and additional paid-in capital                                   27,686               19,686
Unearned stock grant compensation                                             (14,562)             (10,026)
Accumulated other comprehensive income                                        (11,763)             (18,470)
Retained earnings                                                             623,880              609,139
                                                                  --------------------   ------------------

     TOTAL SHAREHOLDERS' EQUITY                                               625,241              600,329
                                                                  --------------------   ------------------
     TOTAL LIABILITIES, MINORITY INTEREST, AND

     SHAREHOLDERS' EQUITY                                                 $ 1,696,049          $ 1,617,243
                                                                  ====================   ==================
BOOK VALUE PER COMMON SHARE                                                   $ 32.49              $ 30.50
                                                                  ====================   ==================
COMMON SHARES OUTSTANDING                                                      19,246               19,686
                                                                  ====================   ==================



    The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three and six months ended June 30, 2000
                and 1999 (in thousands of United States Dollars,
                            except per share amounts)
                                   (Unaudited)

                                                         QUARTERS ENDED                        YEAR TO DATE
                                               -----------------------------------  -----------------------------------
                                                JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 2000     JUNE 30, 1999
                                               -----------------  ----------------  ------------------  ---------------
Revenues
    Gross Premiums Written                      $         97,650   $       67,374    $        258,121    $     222,469
                                               =================  ================  ==================  ===============
    Net premiums written                        $         64,765   $       34,929    $        168,129    $     151,213
    Decrease (increase) in unearned premiums              (2,246)          22,739             (52,845)         (35,557)
                                               -----------------  ----------------  ------------------  ---------------
    Net premiums earned                                   62,519           57,668             115,284          115,656
    Net investment income                                 19,240           14,039              37,707           27,145
    Net foreign exchange gains (losses)                     (169)             394                (306)            (272)
    Other income                                           1,709              460               3,111              191
    Net realized losses on investments                    (3,594)          (5,030)            (10,381)          (5,527)
                                               -----------------  ----------------  ------------------  ---------------
    TOTAL REVENUES                                        79,705           67,531             145,415          137,193
                                               -----------------  ----------------  ------------------  ---------------

EXPENSES
    Claims and claim expenses incurred                    24,878           21,005              42,591           36,700
    Acquisition expenses                                   7,602            6,025              14,844           12,809
    Operational expenses                                   9,065            9,092              16,872           18,608
    Corporate expenses                                     2,532            3,936               4,874            7,897
    Interest expense                                       4,358            1,712               8,610            3,118
                                               -----------------  ----------------  ------------------  ---------------

    TOTAL EXPENSES                                        48,435           41,770              87,791           79,132
                                               -----------------  ----------------  ------------------  ---------------
Income before minority interest and taxes                 31,270           25,761              57,624           58,061
Minority interest - Company obligated mandatorily
    redeemable Capital Securities of a subsidiary
    trust holding solely junior subordinated
    debentures of the Company                              1,938            2,128               3,797            4,239
                                               -----------------  ----------------  ------------------  ---------------
Income before taxes                                       29,332           23,633              53,827           53,822
Income tax expense  (benefit)                               (388)            (416)                 32             (245)
                                               -----------------  ----------------  ------------------  ---------------
    NET INCOME                                  $         29,720   $       24,049    $         53,795    $      54,067
                                               =================  ================  ==================  ===============

Earnings per Common Share - basic               $           1.58   $         1.17    $           2.82    $        2.60
Earnings per Common Share - diluted             $           1.55   $         1.16    $           2.79    $        2.57
Operating earnings per Common Share - diluted   $           1.74   $         1.40    $           3.32    $        2.84
Average shares outstanding - basic                        18,851           20,524              19,059           20,831
Average shares outstanding - diluted                      19,147           20,703              19,311           21,012

Claims and claim expense ratio                              39.8%            36.4%               36.9%            31.7%
Expense ratio                                               26.7%            26.2%               27.5%            27.2%
                                               -----------------  ----------------  ------------------  ---------------
Combined ratio                                              66.5%            62.6%               64.4%            58.9%
                                               =================  ================  ==================  ===============


    The accompanying notes are an integral part of these financial statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                     (in thousands of United States Dollars)
                                   (Unaudited)


                                                                     2000         1999
                                                                  ---------    ---------
Common Stock & additonal paid-in capital
      Balance -- January 1                                        $  19,686    $  39,035
      Exercise of options, and issuance of stock and restricted
      stock awards                                                    8,672        6,295
      Repurchase of capital securities                                 --            885
      Repurchase of shares                                             (672)     (18,223)
                                                                  ---------    ---------
      Balance -- June 30                                             27,686       27,992
                                                                  ---------    ---------
Unearned stock grant compensation
      Balance -- January 1                                          (10,026)      (8,183)
      Restricted stock grants awarded, net                           (7,141)      (5,372)
      Amortization                                                    2,605        1,618
                                                                  ---------    ---------
      Balance -- June 30                                            (14,562)     (11,937)
                                                                  ---------    ---------
Accumulated other comprehensive income (1)
      Balance -- January 1                                          (18,470)      (5,144)
      Net unrealized gains (losses) on securities, net of
           adjustment (see disclosure)                                6,707      (11,091)
                                                                  ---------    ---------
      Balance -- June 30                                            (11,763)     (16,235)
                                                                  ---------    ---------
Retained earnings
      Balance -- January 1                                          609,139      586,524
      Net income                                                     53,795       54,067
      Dividends paid                                                (14,618)     (14,830)
      Repurchase of shares                                          (24,436)     (17,526)
                                                                  ---------    ---------
      Balance -- June 30                                            623,880      608,235
                                                                  ---------    ---------
Total Shareholders' Equity                                        $ 625,241    $ 608,055
                                                                  =========    =========

COMPREHENSIVE INCOME
Net income                                                        $  53,795    $  54,067
Other comprehensive income                                            6,707      (11,091)
                                                                  ---------    ---------
Comprehensive income                                              $  60,502    $  42,976
                                                                  =========    =========

DISCLOSURE REGARDING NET UNREALIZED GAINS (LOSSES)
Net unrealized holding losses arising during period               $  (3,674)   $ (16,618)
Net realized losses included in net income                           10,381        5,527
                                                                  ---------    ---------
Change in net unrealized gains (losses) on securities             $   6,707    $ (11,091)
                                                                  =========    =========


(1) Note - comprehensive income (loss) for the quarters ended June 30, 2000 and 1999 were $1.9m and $(6.9m), respectively.


   The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
              (in thousands of United States Dollars in thousands)
                                   (Unaudited)

                                                                YEAR TO DATE
                                                     ----------------------------------
                                                      JUNE 30, 2000      JUNE 30, 1999
                                                     ---------------    ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

  Net income                                         $        53,795    $        54,067

  ADJUSTMENTS TO RECONCILE NET INCOME TO
     CASH PROVIDED BY OPERATING ACTIVITIES

     Amortization and depreciation                              (891)             1,653
     Net realized investment losses                           10,381              5,527
     Amortization/ writeoff of goodwill                        1,515              6,669
     Change in:
        Reinsurance balances, net                            (47,427)          (114,719)
        Ceded reinsurance balances                           (13,327)           (22,657)
        Deferred acquisition costs                              (191)            (7,040)
        Reserve for claims and claim expenses, net            66,427             76,307
        Reserve for unearned premiums                         67,298             59,480
        Other                                                    442             (6,227)
                                                     ---------------    ---------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES            138,022             53,060
                                                     ---------------    ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Proceeds from sale of investments                        1,032,239            980,331
  Purchase of investments available for sale              (1,078,425)          (996,734)
                                                     ---------------    ---------------

        NET CASH USED IN INVESTING ACTIVITIES                (46,186)           (16,403)
                                                     ---------------    ---------------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from bank loan                                       --               25,000
  Purchase of capital securities                                --               (5,015)
  Dividends paid                                             (14,618)           (14,830)
  Purchase of Common Shares                                  (25,108)           (35,749)
                                                     ---------------    ---------------

        NET CASH USED IN FINANCING ACTIVITIES                (39,726)           (30,594)
                                                     ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     52,315              6,063

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD              132,112            115,701
                                                     ---------------    ---------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD            $       184,427    $       121,764
                                                     ===============    ===============


    The accompanying notes are an integral part of these financial statements

                  RenaissanceRe Holdings Ltd., and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                   (Unaudited)

1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its wholly owned subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), Renaissance Underwriting Managers, Ltd. ("Renaissance Managers"), and RenaissanceRe Capital Trust (the "Trust"). Other consolidated entities include DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe; Nobel Insurance Company ("Nobel"), a wholly owned subsidiary of Renaissance U.S.; and Renaissance Reinsurance of Europe ("Renaissance Europe"), a subsidiary of Renaissance Reinsurance. RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Minority interests represent the interests of external parties in respect of net income and shareholders' equity of the Trust. Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

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

3. The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $75.5 million and $50.8 million for the six months ended June 30, 2000 and 1999, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and coverage for lost no claims bonuses which are incurred when losses are ceded to those reinsurance contracts.

     Total recoveries (reductions) netted against premiums and claims and claim expenses incurred for the six months ended June 30, 2000 were $(0.5) million compared to $78.5 million for the six months ended June 30, 1999.

     Included in losses and premiums recoverable are recoverables of $20.2 million which are related to retroactive reinsurance agreements. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," losses related to retroactive reinsurance agreements are required to be included in claims and claim expenses incurred as they become known. However, offsetting recoverables, if any, are deferred and reflected in the statement of operations in future periods, based on the recovery method. As of June 30, 2000, the Company has deferred $11.0 million of recoveries related to a retroactive reinsurance contract. This has been included in other liabilities on the consolidated balance sheet. As the amounts are recovered, the recoveries will offset claims and claim expenses incurred in the consolidated statement of operations.

4. The Company paid interest on its outstanding loans of $8.6 million for the six month period ended June 30, 2000 and $3.1 million for the same period in the previous year. The increase in interest expense is due to additional borrowings of $150 million in 1999. See "Financial Condition - Capital Resources and Shareholders' Equity" for further discussion.

     On March 1, 2000, the Company paid a semi-annual dividend of $4.3 million on the Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities").

5. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------
                                                    Quarter ended June 30,
                                                     2000         1999
--------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
--------------------------------------------------------------------------------
Numerator:

  Net income                                     $    29,720   $    24,049
                                                 =========================
Denominator:

  Denominator for basic earnings per share -
    Weighted average shares                       18,851,094    20,523,988
  Per share equivalents of employee stock
    Options and restricted shares                    295,593       179,164
                                                 -------------------------
  Denominator for diluted earnings per share -
    Adjusted weighted average shares and
    Assumed conversions                           19,146,787    20,703,151
                                                 =========================
  Basic earnings per share                       $      1.58   $      1.17
  Diluted earnings per share                     $      1.55   $      1.16
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                    Six months to June 30,
                                                     2000         1999
--------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)

--------------------------------------------------------------------------------
Numerator:

  Net income                                     $    53,795   $    54,067
                                                 =========================
  Denominator:
    Denominator for basic earnings per share -
      Weighted average shares                     19,058,553    20,830,500
    Per share equivalents of employee stock
      Options and restricted shares                  252,595       181,133
                                                 -------------------------
    Denominator for diluted earnings per share -
      Adjusted weighted average shares and
      Assumed conversions                         19,311,148    21,011,633
                                                 =========================
  Basic earnings per share                             $2.82         $2.60
  Diluted earnings per share                           $2.79         $2.57
--------------------------------------------------------------------------------


7. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.375 per share to shareholders of record on each of February 17 and May 18, 2000. On August 3, 2000, the Board of Directors declared a dividend of $0.375 per share payable on August 31, 2000 to shareholders of record on August 17, 2000.

8. In May 2000, the Company announced an additional authorization of $25 million under its share repurchase program. Through June 30, 2000 the Company repurchased 671,900 shares at an aggregate cost of $25.1 million.

9. The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Data for the three and six month periods ended June 30, 2000 and 1999 are as follows:


------------------------------------------------------------------------------------------------
(IN THOUSANDS)

QUARTER ENDED JUNE 30, 2000

                                        REINSURANCE     PRIMARY       OTHER          TOTAL
                                      ----------------------------------------------------------
Gross premiums written                     $   86,666     $ 10,984     $      -      $   97,650
Total revenues                                 74,188        2,487        3,030          79,705
Income (loss) before taxes                     33,441         (887)      (3,222)         29,332
ASSETS                                      1,238,032      255,310      202,707       1,696,049
                                      ----------------------------------------------------------
Claims and claim expense ratio                   41.0%       -11.1%           -            39.8%
Expense ratio                                    25.7%        64.7%           -            26.7%
                                      ----------------------------------------------------------
Combined ratio                                   66.7%        53.6%           -            66.5%
                                      ----------------------------------------------------------
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 1999

                                        REINSURANCE     PRIMARY       OTHER          TOTAL
                                      ----------------------------------------------------------
Gross premiums written                     $   56,575     $ 10,799     $      -      $   67,374
Total revenues                                 57,108        9,420        1,003          67,531
Income (loss) before taxes                     27,530          (87)      (3,810)         23,633
ASSETS                                      1,014,379      295,989      103,391       1,413,759
                                      ----------------------------------------------------------
Claims and claim expense ratio                   33.7%        52.6%           -            36.4%
Expense ratio                                    26.6%        24.1%           -            26.2%
                                      ----------------------------------------------------------
Combined ratio                                   60.3%        76.7%           -            62.6%
                                      ----------------------------------------------------------
------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------
(IN THOUSANDS)

SIX MONTHS ENDED JUNE 30, 2000

                                       REINSURANCE      PRIMARY        OTHER         TOTAL
                                     ----------------------------------------------------------
Gross premiums written                    $  231,418    $   26,703        $ -        $ 258,121
Total revenues                               133,718         6,291         5,406       145,415
Income (loss) before taxes                    61,621           997        (8,791)       53,827
Assets                                     1,238,032       255,310       202,707     1,696,049
                                     ----------------------------------------------------------
Claims and claim expense ratio                  37.9%         11.1%            -          36.9%
Expense ratio                                   26.9%         39.2%            -          27.5%
                                     ----------------------------------------------------------
Combined ratio                                  64.8%         50.3%            -          64.4%
                                     ----------------------------------------------------------
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1999

                                       REINSURANCE      PRIMARY        OTHER         TOTAL
                                     ----------------------------------------------------------
Gross premiums written                    $  190,222    $   32,247      $      -    $  222,469
Total revenues                               112,367        23,017         1,809       137,193
Income (loss) before taxes                    58,735         2,666        (7,579)       53,822
Assets                                     1,014,379       295,989       103,391     1,413,759
                                     ----------------------------------------------------------
Claims and claim expense ratio                 29.5%         42.7%             -          31.7%
Expense ratio                                  26.1%         29.2%             -          27.2%
                                     ----------------------------------------------------------
Combined ratio                                 55.6%         71.9%             -          58.9%
                                     ----------------------------------------------------------
-----------------------------------------------------------------------------------------------

     The Company's Bermuda holding company is the primary contributor to the results reflected in the "Other" category. The pre-tax loss of the holding company primarily consisted of interest expense on bank loans, the minority interest on the Capital Securities, and realized investment losses on the sales of investments, partially offset by investment income on the assets of the holding company.

9. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

The Company's U.S. subsidiaries are subject to U.S. tax. Included in other assets is a net deferred tax asset of $23.6 million. These net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (through 2018), subject to certain limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of the Company's results of operations for the three months and six months ended June 30, 2000 and 1999 and financial condition as of June 30, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

For the quarter ended June 30, 2000, net income available to common shareholders was $29.7 million or $1.55 per share, compared to $24.0 million or $1.16 per share for the same quarter in 1999.

Gross premiums written for the second quarter of 2000 and 1999 were as follows:

      ---------------------------------------------------------------------
                                                   Quarter ended
      (in thousands)                        30-Jun-00          30-Jun-99
                                          ---------------------------------
      Reinsurance                             $ 86,666           $ 56,575
                                          ---------------------------------
      Primary                                   10,984             10,799
                                          ---------------------------------
                                               $97,690            $67,374
      ---------------------------------------------------------------------


The majority of the increase in premiums written by Renaissance Reinsurance company during the second quarter was due to three items: 1) finite and non-cat premiums written; 2) an increase of reinstatement premiums received; and 3) increased premiums related to timing differences of premiums recorded in the second quarter of 2000 compared with the same premiums being recorded in the third quarter of 1999.

The Company expects that premiums from its non-catastrophe and finite contracts will continue to increase in the future. Also, the Company believes that there is potential for increased reinstatement premiums to the extent that there is additional development of the 1999 losses from the European storms.

During the second quarter of 2000, ceded premiums written were $33.2 million, compared with $32.4 million for the same quarter in 1999. The ceded reinsurance for the reinsurance company was $18.4 million for the quarter ended June 30, 2000 compared with $23.4 million for the same period in the prior year. Ceded reinsurance for the primary companies was $14.5 million for the quarter ended June 30, 2000 compared with $12.3 million for the same period of the previous year.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the quarters ended June 30, 2000 and 1999:

                            ----------------------------------------------------------------------------------
                                    REINSURANCE                  PRIMARY                     TOTAL
                            ----------------------------------------------------------------------------------
QUARTER ENDED:                  30-Jun-00     30-Jun-99    30-Jun-00     30-Jun-99     30-Jun-00    30-Jun-99
                            ----------------------------------------------------------------------------------
Loss ratio                          41.0%         33.7%       -11.1%         52.6%         39.8%        36.4%
Expense ratio                       25.7%         26.6%        64.7%         24.1%         26.7%        26.2%
                            ----------------------------------------------------------------------------------
Combined ratio                      66.7%         60.3%        53.6%         76.7%         66.5%        62.6%
                            ----------------------------------------------------------------------------------


The loss ratio on the reinsurance business primarily increased due to the Company's increase in IBNR related to the fourth quarter 1999 European storm losses. Offsetting such development were reinstatement premiums received by the Company during the quarter. Also adding to the increase in the loss ratio was the Company's increased writings of finite premiums which normally will produce a higher loss and combined ratio than the property catastrophe business predominantly written by the reinsurance company. Since the Company expects to continue to write additional finite premiums in the future, the Company expects that the combined ratio of the reinsurance segment will modestly increase in the future.

Because the Company cedes the majority of the premiums written by its primary companies, any one time adjustments to the net written premiums, claim and claim adjustment expenses incurred, acquisition expenses or operating expenses can cause unusual fluctuations in the insurance ratios of the primary operations. Accordingly, a decrease in the prior year loss reserves of DeSoto was a primary source of the fluctuations in the insurance ratios at the primary companies for the quarter. Net earned premiums of the primary companies were $1.5 million in the second quarter of 2000 compared with $8.2 million for the same quarter of 1999.

Net investment income, excluding realized investment gains and losses, for the second quarter of 2000 was $19.2 million, compared to $14.0 million for the same period in 1999. The increase in investment income primarily relates to an increase in invested assets from additional drawings under the Company's line of credit facility of $150 million during 1999 and an increase in investment yields during the second quarter of 2000 as compared with the second quarter of 1999.

Corporate expenses decreased to $2.5 million for the quarter ended June 30, 2000, compared with $3.9 million for the same period in 1999. Included in the second quarter of 1999 was a write-off of $3.2 million of goodwill related to the purchase of the operating subsidiaries of Nobel Limited.

Interest expense and minority interest for the quarter ended June 30, 2000 increased to $6.3 million from $3.8 million for the same period in 1999. The increase was primarily related to increased borrowings in 1999 under the Company's revolving credit facility and higher interest rates.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

For the six months ended June 30, 2000, net income available to common shareholders was $53.8 million or $2.79 per share, compared to $54.1 million or $2.57 per share for the same period in 1999. Gross premiums written for the six months ended June 30, 2000 and 1999 were as follows:

---------------------------------------------------------------------------
                                                     Six months ended
(in thousands)                                30-Jun-00          30-Jun-99
                                              ----------------------------
Reinsurance                                   $ 231,418          $ 190,222
Primary                                          26,703             32,247
                                              ----------------------------
                                              $ 258,121          $ 222,469
                                              ----------------------------
---------------------------------------------------------------------------


The majority of the increase in premiums written by Renaissance Reinsurance company during the first six months was due to three items: 1) finite and non-cat premiums written; 2) an increase of reinstatement premiums received; and
3) increased premiums related to timing differences of premiums recorded in the first six months of 2000 compared with the same premiums being recorded in the third quarter of 1999.

During the first six months of 2000, ceded premiums written were $90.6 million, compared with $71.3 million for the same period in 1999. The increase in ceded premiums primarily relates to two items; 1) Renaissance Reinsurance ceded a greater amount of premium for the first six months of 2000 ($62.6 million), compared with the first six months of 1999 ($49.7 million), and 2) with the reduction in the operations at Nobel, Nobel has ceded the majority of its gross premiums written, totaling $20.6 million of ceded premium in the first six months of 2000 compared with $12.1 million for the first six months of 1999.The table below sets forth the Company's combined ratio and components thereof, split by segment for the six months ended June 30, 2000 and 1999:

                            ----------------------------------------------------------------------------------
                                    REINSURANCE                  PRIMARY                     TOTAL
                            ----------------------------------------------------------------------------------
SIX MONTHS ENDED:               30-Jun-00     30-Jun-99    30-Jun-00     30-Jun-99     30-Jun-00    30-Jun-99
                            ----------------------------------------------------------------------------------
Loss ratio                          37.9%         29.5%        11.1%         42.7%         36.9%        31.7%
Expense ratio                       26.9%         26.1%        39.2%         29.2%         27.5%        27.2%
                            ----------------------------------------------------------------------------------
Combined ratio                      64.8%         55.6%        50.3%         71.9%         64.4%        58.9%
                            ----------------------------------------------------------------------------------


The loss ratio on the reinsurance business increased primarily as a result of loss development arising out of the fourth quarter 1999 European storm losses and estimates for loss events that occurred during the first quarter of 2000, which were greater than the estimates related to the events occurring in the first quarter of 1999. The decrease in the loss ratio on the Company's Primary Operations is primarily related to reduced loss costs from Nobel's operations due to the reduction and/or elimination of the majority of its business, as well as a reduction in the loss reserves of DeSoto.

Underwriting expenses are comprised of acquisition expenses and operational expenses. The expense ratio for the reinsurance book of business has remained relatively flat in comparison to prior year. The increase in premiums earned had no corresponding increase in the costs to operate the reinsurance operations. The increase in the expense ratio for the primary book of business was primarily related to increased costs of reinsurance ceded in Nobel and DeSoto which lowered the net premiums earned without reducing the acquisition costs of the companies.

Total acquisition costs were $14.8 million for the six months ended June 30, 2000 and $12.8 million for the same period in 1999. Operating expenses decreased to $16.9 million compared to $18.6 million in the same period of 1999 primarily because of the decrease of operations in Nobel as a result of the sale and reinsurance of the primary business units of Nobel during 1999.

Net investment income, excluding realized investment gains and losses, for the six months ended June 30, 2000 was $37.7 million, compared to $27.1 million for the same period in 1999. The increase in investment income relates to an increase in invested assets from additional drawings under the Company's line of credit facility of $150.0 million during 1999 and an increase in investment yields during the first six months of 2000 as compared with the first six months of 1999.

Corporate expenses decreased to $4.9 million for the six months ended June 30, 2000, compared with $7.9 million for the same period in 1999. Included in the first six months of 1999 was a write-off of $6.6 million of goodwill related to the purchase of the operating subsidiaries of Nobel Limited. Excluding goodwill, the overall increase in corporate expenses relates to expenses arising from the Primary Operations and certain one-time expenses.

Interest expense and minority interest for the six months ended June 30, 2000 increased to $12.4 million from $7.4 million for the same period in 1999. The increase was primarily related to increased borrowings in 1999 under the Company's revolving credit facility and higher interest rates.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL REQUIREMENTS

As a holding company, RenaissanceRe relies on investment income and cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and quarterly dividend payments, if any, to its shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda require the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at June 30, 2000 the statutory capital and surplus of the Company's Bermuda subsidiaries was $660.6 million, and the amount required to be maintained was $101.0 million. Through June 30, 2000, Renaissance Reinsurance paid aggregate cash dividends of $22.6 million compared to $21.6 for the same period in 1999. Glencoe is eligible as an excess and surplus lines insurer in a number of states in the U.S. There are various capital and surplus requirements in these states, with the most onerous requiring Glencoe to maintain a minimum of $15 million in capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirements are met. The Company's U.S. insurance subsidiaries are subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are primarily based upon statutory surplus and statutory net income. The U.S. insurance subsidiaries' combined statutory surplus amounted to $33.3 million at June 30, 2000 and the amount required to be maintained was $22.4 million.

Cash Flows
----------

The Company's operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. RenaissanceRe's subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, the Company maintains a $310.0 million credit facility which is available to the holding company, RenaissanceRe, to meet the liquidity needs of the Company's subsidiaries should the need arise. Approximately $208.0 million was outstanding under the credit facility as of June 30, 2000.

Cash flows from operations in the first six months of 2000 were $129.6 million, compared to $53.1 million for the same period in 1999. The significant increase arose partly due to paid loss recoveries received from the Company's reinsurers. The Company has produced cash flows from operations for the full years of 1999 and 1998 significantly in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the potential high severity and low frequency of losses on the coverages written by the Company, and the seasonality of the Company's business, it is not possible to accurately predict the Company's future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES

During the six months ended June 30, 2000 the Company incurred net claims of $42.6 million and paid net losses of $(0.3) million. The Company's policy of purchasing reinsurance coverage continues to have a favorable impact on net incurred claims. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this level of losses.

For the Company's reinsurance operations, estimates of claims and claim expenses and the related recoveries are based in part upon estimation of claims resulting from catastrophic events. Estimation by the Company of claims resulting from catastrophic events based upon its own historical claim experience is inherently difficult because of the potential severity of property catastrophe claims. Therefore, the Company utilizes both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

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

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

The total capital resources of the Company as at June 30, 2000 and December 31, 1999 was as follows:


        --------------------------------------------------------------------------------------------------------------
                                                                               June 30,             December 31,
        (in thousands)                                                           2000                   1999
        --------------------------------------------------------------------------------------------------------------
        Term loan payable                                                       $ 42,000                $ 50,000
        Revolving Credit Facility-- borrowed                                     208,000                 200,000
        Revolving Credit Facility-- unborrowed                                   102,000                 100,000
        Minority interest-- Company obligated mandatorily                         89,630                  89,630
         redeemable capital securities of a subsidiary trust

        Shareholders' Equity                                                     625,241                 600,329
        --------------------------------------------------------------------------------------------------------------
        TOTAL CAPITAL RESOURCES                                               $1,066,871              $1,039,959
        --------------------------------------------------------------------------------------------------------------


The Company has a $310.0 million committed revolving credit and term loan agreement with a syndicate of commercial banks. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.8 percent during the first six months of 2000 (5.5 percent for the same period in 1999). The credit agreement contains certain financial covenants including requirements that the ratio of consolidated debt to capital does not exceed 0.35:1; consolidated net worth must exceed the greater of $100.0 million or 125 percent of consolidated debt; and 80 percent of invested assets must be rated BBB- by S&P or Baa3 by Moody's Investor Service or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at June 30, 2000.

Renaissance U.S. has a $27 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 6.7 percent during the first six months of 2000 (5.8 percent for the first six months of 1999). The Credit Agreement contains certain financial covenants, the primary one being that RenaissanceRe, being its principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. This five year term loan has mandatory repayment provisions approximating 25 percent in each of years 2000 through 2003. Under the terms, the Company repaid $8.0 million of the loan in June 2000. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at June 30, 2000.

The Capital Securities pay cumulative cash distributions at an annual rate of
8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the

Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at June 30, 2000.

During the first six months of 2000, shareholders' equity increased by $24.9 million, from $600.3 million at December 31, 1999 to $625.2 million at June 30, 2000. The significant components of the change included, the payment of dividends of $14.6 million and the repurchase of common shares of $24.4 million, offset by net income from continuing operations of $53.8 million and a decrease in the unrealized depreciation on investments of $6.7 million.

INVESTMENTS

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:


   ------------------------------------------------------------------------------------------------------
                                                                  June 30,             December 31,
   (in thousands)                                                   2000                   1999
   ------------------------------------------------------------------------------------------------------
   Investments available for sale, at fair value                  $ 930,330               $ 907,706
   Short term investments                                            11,054                  12,759
   Other investments                                                 35,208                  22,204
   Cash and cash equivalents                                        184,427                 132,112
   ------------------------------------------------------------------------------------------------------
   TOTAL INVESTED ASSETS                                         $1,161,019              $1,074,781
   ------------------------------------------------------------------------------------------------------

At June 30, 2000, the invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.6 years and an average yield to maturity of 7.9 percent, prior to investment expenses.

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

As at June 30, 2000 the Company held investments and cash totaling $1.2 billion with a net unrealized depreciation balance of $11.8 million. The Company's investment portfolio is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At June 30, 2000, $17.5 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented 1.5 percent of the Company's invested assets.

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

CURRENT OUTLOOK

Due to industry losses in 1999, and the related contraction of capacity in the market, prices have stabilized, and prices in the Company's markets on certain programs have increased significantly. However, even where prices have increased, the Company believes that there continues to be numerous transactions in the market that are under-priced relative to expected losses.

The Company believes that because of its competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, it is able to identify contracts that are adequately priced and will continue to find opportunities in the property catastrophe reinsurance markets.

Because of prior year loss activity, the Company's aggregate cost for reinsurance protection has increased during the current year and accordingly, in certain geographic regions the Company has retained a greater level of net risk in the current year as compared with the previous year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS

The Company's investment portfolio includes investments which are available for trading purposes and which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.6 percent, which equates to a decrease in market value of approximately $29.3 million on a portfolio valued at $1,126.0 million at June 30, 2000. An immediate time horizon was used, as this presents the worst-case scenario.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

                  None

Item 2 -- Changes in Securities and Use of Proceeds

                  None

Item 3 -- Defaults Upon Senior Securities

                  None

Item 4 -- Submission of Matters to a Vote of Security Holders

     (a) The registrant's 2000 Annual General Meeting of Shareholders was held on May 3, 2000.

     (b) Proxies were solicited by the Company's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; all of such nominees were elected for a one year term.

     (c) The following matters were voted upon at the Annual General Meeting with the voting results as indicated:

(1)  The Company Board Proposal.

     The Company's Bye-Laws provide for a classified Board, consisting of eleven members (which the Board may determine to expand to twelve members) divided into three classes of approximately equal size. At the Annual Meeting, the shareholders elected four of the eleven directors as Class II Directors, who shall serve until the Company's 2003 Annual Meeting.

           Class II Directors (whose
           terms will expire (if
           elected) in 2003)

           Nominee                      Votes for        Votes withheld
           -------                      ---------        --------------
           Thomas A. Cooper             17,736,674               93,367
           Kewsong Lee                  17,736,794               93,247
           W. James MacGinnitie         17,736,194               93,847
           James N. Stanard             17,736,894               93,147

(2)  The Company's Auditors Proposal.

     Proposal to appoint Ernst & Young independent auditors of the Company for the 2000 fiscal year.

           Votes For          Votes Against            Votes withheld
           ---------          -------------            --------------
          17,827,219              110                       2,712

(3)  The Renaissance Board Proposal.

     In accordance with the Company's Bye-Laws, shareholders of the Company are entitled to vote on proposals to be considered by the Company, as the holder of all outstanding capital shares of Renaissance Reinsurance Ltd., ("Renaissance"), at all general meetings of shareholders of Renaissance.

     Four directors of Renaissance were to be elected at the Annual Meeting. The Bye-Laws of Renaissance provide for a classified Board, consisting of eleven members (which the Renaissance Board may determine to expand to twelve members) divided into three classes of approximately equal size. At the Annual Meeting, the shareholders elected four Class II Directors of Renaissance, who shall serve until the Renaissance 2003 Annual Meeting.

          Class II Directors (whose
          terms will expire (if
          elected) in 2003)

          Nominee                       Votes for         Votes withheld
          -------                      ---------          --------------
          Thomas A. Cooper             17,813,801                16,240
          Kewsong Lee                  17,820,551                 9,490
          W. James MacGinnitie         17,811,351                18,690
          James N. Stanard             17,814,651                15,390
                                       -----------------------------------


(4)  The Renaissance Auditors Proposal.

     Proposal to appoint Ernst & Young independent auditors of Renaissance for the 2000 fiscal year.

           Votes For              Votes Against          Votes Withheld
           ---------              -------------          --------------
           17,827,419             110                    2,512

Item 5 -- Other Information

                  None

Item 6 -- Exhibits and Reports on Form 8-K

     a.  Exhibits:

         Exhibit 10.1 - Employment Agreement dated as of June 1, 2000 between the Company and John M. Lummis.

         Exhibit 27 - Financial Data Schedule.

     b.  Current Reports on Form 8-K:

         The Registrant did not file any reports on Form 8-K during the period beginning April 1, 2000 and ending June 30, 2000.

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




Date: August 14, 2000