Form 10-Q
period 2000-09-30
RENAISSANCERE HOLDINGS LTD
filed 2000-11-14
CIK 913144

                             UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:     September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------

Commission file number:                     34-0-26512

                           RENAISSANCERE HOLDINGS LTD.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

BERMUDA                                     98-013-8020
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

The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of September 30, 2000 was 19,341,788

Total number of pages in this report:  24

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- Financial Information

       ITEM 1 -- Financial Statements

            Consolidated Balance Sheets as of September 30, 2000
              (Unaudited) and December 31, 1999                                     3

            Unaudited Consolidated Statements of Operations for
              the three and nine month periods ended September 30, 2000 and 1999    4

            Unaudited Consolidated Statements of Changes in Shareholders'
              Equity for the nine month periods ended September 30, 2000 and 1999   5

            Unaudited Consolidated Statements of Cash Flows for the nine
              month periods ended September 30, 2000 and 1999                       6

            Notes to Unaudited Consolidated Financial Statements                    7

       ITEM 2 -- Management's Discussion and Analysis of Results of
                   Operations and Financial Condition                              12

       ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk        22

PART II -- Other Information                                                       23

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

Part I - Financial information
Item 1 - Financial statements

           RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
(in thousands of United States Dollars, except per share amounts)

                                                                                    AS AT
                                                                   -----------------------------------------
                                                                   SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                   --------------------   ------------------
                                                                       (Unaudited)
ASSETS
Fixed maturity investments available for sale, at fair value
  (Amortized cost $968,909 and $926,176 at September 30, 2000
     and December 31, 1999, respectively)                                    $ 965,931            $ 907,706
Short term investments, at cost                                                 12,351               12,759
Other investments                                                               44,986               22,204
Cash and cash equivalents                                                      203,065              132,112
                                                                   --------------------   ------------------
     Total investments and cash                                              1,226,333            1,074,781
Premiums receivable                                                            164,786               80,455
Ceded reinsurance balances                                                      58,566               50,237
Losses and premiums recoverable                                                205,394              328,627
Accrued investment income                                                       13,249               13,456
Deferred acquisition costs                                                      13,013               14,221
Other assets                                                                    42,084               55,466
                                                                   --------------------   ------------------
     TOTAL ASSETS                                                          $ 1,723,425          $ 1,617,243
                                                                   ====================   ==================
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for claims and claim expenses                                        $ 422,013            $ 478,601
Reserve for unearned premiums                                                  173,089               98,386
Bank loans                                                                     250,000              250,000
Reinsurance balances payable                                                    76,020               50,157
Other                                                                           48,636               50,140
                                                                   --------------------   ------------------
     TOTAL LIABILITIES                                                         969,758              927,284
                                                                   --------------------   ------------------
Minority Interest - Company obligated mandatorily
  redeemable Capital Securities of a subsidiary trust holding
  solely junior subordinated debentures of the Company                          89,630               89,630

SHAREHOLDERS' EQUITY
Common shares and additional paid-in capital                                    27,802               19,686
Unearned stock grant compensation                                              (13,061)             (10,026)
Accumulated other comprehensive income                                          (2,978)             (18,470)
Retained earnings                                                              652,274              609,139
                                                                   --------------------   ------------------

     TOTAL SHAREHOLDERS' EQUITY                                                664,037              600,329
                                                                   --------------------   ------------------
     TOTAL LIABILITIES, MINORITY INTEREST, AND
     SHAREHOLDERS' EQUITY                                                  $ 1,723,425          $ 1,617,243
                                                                   ====================   ==================
BOOK VALUE PER COMMON SHARE                                                    $ 34.33              $ 30.50
                                                                   ====================   ==================
COMMON SHARES OUTSTANDING                                                       19,342               19,686
                                                                   ====================   ==================


    The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine month periods ended September 30, 2000 and 1999
       (in thousands of United States Dollars, except per share amounts)
                                  (Unaudited)

                                                       QUARTERS ENDED                        YEAR TO DATE
                                             ----------------------------------- ----------------------------------
                                              SEPT. 30, 2000    SEPT. 30, 1999   SEPT. 30, 2000    SEPT. 30, 1999
                                             -----------------  ---------------- ----------------  ----------------
REVENUES
  Gross Premiums Written                            $ 122,470          $ 97,582        $ 380,591         $ 320,051
                                             =================  ================ ================  ================

  Net premiums written                              $  85,564          $ 58,238      $   253,693         $ 209,451
  Increase in unearned premiums                       (12,280)           (4,115)         (65,125)          (39,672)
                                             -----------------  ---------------- ----------------  ----------------

  Net premiums earned                                  73,284            54,123          188,568           169,779
  Net investment income                                21,236            15,714           58,663            42,859
  Net foreign exchange gains (losses)                     447               107              141              (165)
  Other income                                          2,960               882            6,352             1,073
  Net realized gains (losses) on investments            1,482            (6,020)          (8,899)          (11,547)
                                             -----------------  ---------------- ----------------  ----------------
  TOTAL REVENUES                                       99,409            64,806          244,825           201,999
                                             -----------------  ---------------- ----------------  ----------------
EXPENSES
  Claims and claim expenses incurred                   29,953            19,420           72,544            56,120
  Acquisition expenses                                 11,074             7,540           25,918            20,349
  Operational expenses                                 11,050             8,771           27,922            27,379
  Corporate expenses                                      196               693            5,070             8,590
  Interest expense                                      4,639             2,675           13,249             5,793
                                             -----------------  ---------------- ----------------  ----------------
  Total expenses                                       56,912            39,099          144,703           118,231
                                             -----------------  ---------------- ----------------  ----------------
Income before minority interest and taxes              42,497            25,707          100,122            83,768
Minority interest - Company obligated
  mandatorily redeemable Capital Securities
  of a subsidiary trust holding solely
  junior subordinated debentures of the
  Company                                               1,866             1,861            5,663             6,100
                                             -----------------  ---------------- ----------------  ----------------

Income before taxes                                    40,631            23,846           94,459            77,668
Income tax expense (benefit)                            4,986              (128)           5,018              (373)
                                             -----------------  ---------------- ----------------  ----------------
  NET INCOME                                         $ 35,645          $ 23,974         $ 89,441          $ 78,041
                                             =================  ================ ================  ================

Earnings per Common Share - basic                      $ 1.89            $ 1.18           $ 4.71            $ 3.78
Earnings per Common Share - diluted                    $ 1.83            $ 1.17           $ 4.61            $ 3.74
Operating earnings per Common Share - diluted          $ 1.75            $ 1.46           $ 5.07            $ 4.30

Average shares outstanding - basis                     18,877            20,356           18,998            20,673
Average shares outstanding - diluted                   19,520            20,536           19,381            20,854

Claims and claim expense ratio                          40.9%             35.9%            38.4%             33.1%
Expense ratio                                           30.2%             30.1%            28.6%             28.1%
                                             -----------------  ---------------- ----------------  ----------------
Combined ratio                                          71.1%             66.0%            67.0%             61.2%
                                             =================  ================ ================  ================


   The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                           2000                 1999
                                                                    -----------------     --------------
Common Stock & additional paid-in capital
      Balance -- January 1                                                  $ 19,686           $ 39,035
      Exercise of options, and issuance of stock and restricted
      stock awards                                                             8,789              6,422
      Repurchase of capital securities                                             -                885
      Repurchase of shares                                                      (673)           (25,858)
                                                                    -----------------     --------------
      Balance -- September 30                                                 27,802             20,484
                                                                    -----------------     --------------
Unearned stock grant compensation
      Balance -- January 1                                                   (10,026)            (8,183)
      Restricted stock grants awarded, net                                    (7,141)            (5,387)
      Amortization                                                             4,106              2,573
                                                                    -----------------     --------------
      Balance -- September 30                                                (13,061)           (10,997)
                                                                    -----------------     --------------
Accumulated other comprehensive income (1)
      Balance -- January 1                                                   (18,470)            (5,144)
      Net unrealized gains (losses) on securities, net of
           adjustment (see disclosure)                                        15,492            (11,672)
                                                                    -----------------     --------------
      Balance -- September 30                                                 (2,978)           (16,816)
                                                                    -----------------     --------------
Retained earnings
      Balance -- January 1                                                   609,139            586,524
      Net income                                                              89,441             78,041
      Dividends paid                                                         (21,871)           (22,001)
      Repurchase of shares                                                   (24,435)           (22,761)
      Exercise of options                                                       -                   354
                                                                    -----------------     --------------
      Balance -- September 30                                                652,274            620,157
                                                                    -----------------     --------------
Total Shareholders' Equity                                                 $ 664,037          $ 612,828
                                                                    =================     ==============
Comprehensive income
Net income                                                                  $ 89,441           $ 78,041
Other comprehensive income                                                    15,492            (11,672)
                                                                    -----------------     --------------
Comprehensive income                                                       $ 104,933           $ 66,369
                                                                    =================     ==============
Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during period                  $ 6,593          $ (23,219)
Net realized losses (gains) included in net income                             8,899             11,547
                                                                    -----------------     --------------
Change in net unrealized gains (losses) on securities                       $ 15,492          $ (11,672)
                                                                    =================     ==============


(1) Note - comprehensive income (loss) for the quarters ended September 30, 2000 and 1999 were $8.8 million and $(0.6) million, respectively.


   The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
              (in thousands of United States Dollars in thousands)
                                   (Unaudited)

                                                                                         YEAR TO DATE
                                                                            --------------------------------------
                                                                             SEPT. 30, 2000       SEPT. 30, 1999
                                                                            -----------------    -----------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES

      Net income                                                                    $ 89,441             $ 78,041

      ADJUSTMENTS TO RECONCILE NET INCOME TO
           CASH PROVIDED BY OPERATING ACTIVITIES
           Amortization and depreciation                                              (1,260)               2,082
           Net realized investment losses                                              8,899               11,547
           Amortization/ writeoff of goodwill                                          1,654                6,888
           Change in:
                   Reinsurance balances, net                                         (58,468)            (111,102)
                   Ceded reinsurance balances                                         (8,329)             (27,823)
                   Deferred acquisition costs                                          1,208               (7,693)
                   Reserve for claims and claim expenses, net                         66,645               77,157
                   Reserve for unearned premiums                                      74,703               68,762
                   Other                                                              25,228              (13,351)
                                                                            -----------------    -----------------

                   NET CASH PROVIDED BY OPERATING ACTIVITIES                         199,721               84,508
                                                                            -----------------    -----------------
CASH FLOWS USED IN INVESTING ACTIVITIES
      Proceeds from sale of investments                                            1,592,633            1,571,937
      Purchase of investments available for sale                                  (1,674,422)          (1,676,875)
                                                                            -----------------    -----------------

                   NET CASH USED IN INVESTING ACTIVITIES                             (81,789)            (104,938)
                                                                            -----------------    -----------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
      Proceeds from bank loan                                                           -                 150,000
      Purchase of capital securities                                                    -                  (5,015)
      Dividends paid                                                                 (21,871)             (22,001)
      Purchase of Common Shares                                                      (25,108)             (48,619)
                                                                            -----------------    -----------------

                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (46,979)              74,365
                                                                            -----------------    -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             70,953               53,935

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                                      132,112              115,701
                                                                            -----------------    -----------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                          $ 203,065            $ 169,636
                                                                            =================    =================


    The accompanying notes are an integral part of these financial statements

                  RenaissanceRe Holdings Ltd., and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (Expressed in United States Dollars)
                                   (Unaudited)

1. The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its wholly owned subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), RenaissanceRe Capital Trust (the "Trust") and Renaissance Underwriting Managers, Ltd. ("Renaissance Managers"). Renaissance Managers acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs on behalf of Overseas Partners Cat Ltd. ("OPCat"), a subsidiary of Overseas Partners Ltd., a Bermuda Company. Other consolidated entities include DeSoto Insurance Company ("DeSoto"), a wholly owned subsidiary of Glencoe; Nobel Insurance Company ("Nobel"), a wholly owned subsidiary of Renaissance U.S.; and Renaissance Reinsurance of Europe ("Renaissance Europe"), a subsidiary of Renaissance Reinsurance. RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation.

     Renaissance Reinsurance has also entered into a joint venture, Top Layer Reinsurance Ltd. ("Top Layer Re") with State Farm Automobile Insurance Company.

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

2.   Significant Accounting Policies

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. At this time, the Company expects that the adoption of SFAS No. 133 will have no impact on the Company's financial statements.

3. The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $116.2 million and $89.7 million for the nine months ended September 30, 2000 and 1999, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and coverage for lost no claims bonuses which are incurred when losses are ceded to those reinsurance contracts.

     Total recoveries (reductions) netted against premiums and claims and claim expenses incurred for the nine months ended September 30, 2000 were $4.8 million compared to $85.9 million for the nine months ended September 30, 1999.

     Included in losses and premiums recoverable are recoverables of $18.8 million which are related to retroactive reinsurance agreements. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," losses related to retroactive reinsurance agreements are required to be included in claims and claim expenses incurred as they become known. However, offsetting recoverables, if any, are deferred and reflected in the statement of operations in future periods, based on the recovery method. As of September 30, 2000, the Company has deferred $10.3 million of recoveries related to a retroactive reinsurance contract. This has been included in other liabilities on the consolidated balance sheet. As the amounts are recovered, the recoveries will offset claims and claim expenses incurred in the consolidated statement of operations.

4. The Company paid interest on its outstanding loans of $13.3 million for the nine month period ended September 30, 2000 and $5.8 million for the same period in the previous year. The increase in interest expense is due to additional borrowings of $150.0 million in 1999. See "Financial Condition - Capital Resources and Shareholders' Equity" for further discussion.

     On each of March 1 and September 1, 2000, the Company paid a semi-annual dividend of $4.3 million on the Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities").

5. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Quarter ended September 30,
                                                                      2000               1999
                                                                  -----------        -----------
          (in thousands of U.S. dollars except share and per share data)
Numerator:
    Net income                                                    $    35,645        $    23,974
                                                                  ===========        ===========
Denominator:
    Denominator for basic earnings per share -
        Weighted average shares                                    18,877,496         20,356,231
    Per share equivalents of employee stock
         Options and restricted shares                                642,598            179,507
                                                                  -----------        -----------
    Denominator for diluted earnings per share -
          Adjusted weighted average shares and
          Assumed conversions                                      19,520,094         20,535,737
                                                                  ===========        ===========
     Basic earnings per share                                           $1.89              $1.18
     Diluted earnings per share                                         $1.83              $1.17

                                                                   Nine months to September 30,
                                                                      2000               1999
                                                                  -----------        -----------
          (in thousands of U.S. dollars except share and per share data)
Numerator:
    Net income                                                    $    89,441        $    78,041
                                                                  ===========        ===========
Denominator:
    Denominator for basic earnings per share -
         Weighted average shares                                   18,998,201         20,672,528
    Per share equivalents of employee stock
         Options and restricted shares                                382,595            181,186
                                                                  -----------        -----------
    Denominator for diluted earnings per share -
          Adjusted weighted average shares and
          Assumed conversions                                      19,380,796         20,853,714
                                                                  ===========        ===========
     Basic earnings per share                                           $4.71              $3.78
     Diluted earnings per share                                         $4.61              $3.74

6. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.375 per share to shareholders of record on each of August 17, February 17 and May 18, 2000. On November 2, 2000, the Board of Directors declared a dividend of $0.375 per share payable on November 30, 2000 to shareholders of record on November 16, 2000.

7. Through September 30, 2000 the Company repurchased 671,900 shares at an aggregate cost of $25.1 million. No shares were repurchased during the third quarter of 2000.

8. The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Data for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

(IN THOUSANDS OF U.S. DOLLARS)
QUARTER ENDED SEPTEMBER 30, 2000

-----------------------------------------------------------------------------------------------
                                       REINSURANCE      PRIMARY        OTHER          TOTAL
-----------------------------------------------------------------------------------------------
Gross premiums written                  $ 113,522       $  8,948      $      -     $  122,470
-----------------------------------------------------------------------------------------------
Total revenues                             92,046          3,414         3,949         99,409
-----------------------------------------------------------------------------------------------
Income (loss) before taxes                 40,416            494          (279)        40,631
-----------------------------------------------------------------------------------------------
ASSETS                                  1,255,515        240,795       227,115      1,723,425
-----------------------------------------------------------------------------------------------
Claims and claim expense ratio              43.2%         -90.6%             -         40.9%
-----------------------------------------------------------------------------------------------
Expense ratio                               28.5%         126.2%             -         30.2%
-----------------------------------------------------------------------------------------------
Combined ratio                              71.7%          35.6%             -         71.1%
-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
(IN THOUSANDS OF U.S. DOLLARS)
QUARTER ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------
                                       REINSURANCE       PRIMARY         OTHER           TOTAL
-----------------------------------------------------------------------------------------------
Gross premiums written                 $   79,465       $ 18,117       $      -      $   97,582
-----------------------------------------------------------------------------------------------
Total revenues                             54,247          9,176          1,383          64,806
-----------------------------------------------------------------------------------------------
Income (loss) before taxes                 27,885         (2,465)        (1,574)         23,846
-----------------------------------------------------------------------------------------------
ASSETS                                  1,090,097        321,888        187,586       1,599,571
-----------------------------------------------------------------------------------------------
Claims and claim expense ratio              29.4%          75.9%              -           35.9%
-----------------------------------------------------------------------------------------------
Expense ratio                               27.2%          48.4%              -           30.1%
-----------------------------------------------------------------------------------------------
Combined ratio                              56.6%         124.3%              -           66.0%
-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
(IN THOUSANDS OF U.S. DOLLARS)
QUARTER ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------
                                       REINSURANCE       PRIMARY         OTHER           TOTAL
-----------------------------------------------------------------------------------------------
Gross premiums written                    $  344,940      $ 35,651      $      -    $  380,591
-----------------------------------------------------------------------------------------------
Total revenues                               225,764         9,705         9,356       244,825
-----------------------------------------------------------------------------------------------
Income (loss) before taxes                   102,037         1,491        (9,069)       94,459
-----------------------------------------------------------------------------------------------
Assets                                     1,255,515       240,795       227,115     1,723,425
-----------------------------------------------------------------------------------------------
Claims and claim expense ratio                 40.0%        -13.3%             -         38.4%
-----------------------------------------------------------------------------------------------
Expense ratio                                  27.5%         59.4%             -         28.6%
-----------------------------------------------------------------------------------------------
Combined ratio                                 67.5%         46.1%             -         67.0%
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
(IN THOUSANDS OF U.S. DOLLARS)
NINE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------
                                          REINSURANCE      PRIMARY        OTHER         TOTAL
-----------------------------------------------------------------------------------------------
Gross premiums written                    $  269,687      $ 50,364      $      -    $  320,051
-----------------------------------------------------------------------------------------------
Total revenues                               166,614        32,193         3,192       201,999
-----------------------------------------------------------------------------------------------
Income (loss) before taxes                    86,619           201        (9,152)       77,668
-----------------------------------------------------------------------------------------------
Assets                                     1,090,097       321,888       187,586     1,599,571
-----------------------------------------------------------------------------------------------
Claims and claim expense ratio                 29.5%         52.0%             -         33.1%
-----------------------------------------------------------------------------------------------
Expense ratio                                  26.5%         22.0%             -         28.1%
-----------------------------------------------------------------------------------------------
Combined ratio                                 56.0%         74.0%             -         61.2%
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

     The Company's U.S. subsidiaries are subject to U.S. tax. Included in other assets is a net deferred tax asset of $18.2 million. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (through 2018), subject to certain limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of the Company's results of operations for the three months and nine months ended September 30, 2000 and 1999 and financial condition as of September 30, 2000. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

GENERAL

The Company provides reinsurance and insurance where risk of natural catastrophe represents a significant component of the overall exposure. The Company's results depend to a large extent on the frequency and severity of catastrophic events, and the concentration and coverage offered to clients impacted thereby. The Company's catastrophe reinsurance business includes 1) writing reinsurance on its own behalf and 2) writing reinsurance on behalf of two joint ventures, Top Layer Re and OPCat. The Company receives income based on the performance of these joint ventures which is reflected in other income.

The Company also writes reinsurance with respect to various other lines, including accident and health, aviation, satellite and finite reinsurance. The Company may write other lines of reinsurance in the future although there can be no assurance that any such premiums will be material to the Company. From time to time, the Company may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, the Company seeks an attractive return on equity, the ability to develop or capitalize on a competitive advantage and opportunities that will not detract from its core reinsurance operations. Accordingly, the Company regularly reviews strategic opportunities and periodically engages in discussions regarding possible transactions.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999

For the quarter ended September 30, 2000, net income available to common shareholders was $35.6 million or $1.75 per share, compared to $24.0 million or $1.17 per share for the same quarter in 1999.

Gross premiums written for the third quarter of 2000 and 1999 were as follows:

------------------------------------------------------------------
                                              Quarter ended
------------------------------------------------------------------
(in thousands of U.S. dollars)         30-Sep-00         30-Sep-99
------------------------------------------------------------------
Reinsurance                             $113,522          $79,466
------------------------------------------------------------------
Primary                                    8,948           18,116
------------------------------------------------------------------
                                        $122,470          $97,582
------------------------------------------------------------------

The majority of the increase in reinsurance premiums written by the Company during the third quarter was due to three items: 1) increase in finite and non-cat premiums written from $0.3 million in the third quarter of 1999 compared to $17.2 million in the third quarter 2000; 2) a $14 million increase in property catastrophe premiums written due to increased business opportunities; and 3) a $3.2 million increase in reinstatement premiums received during the quarter.

For the quarter ended September 30, 2000, total managed catastrophe premiums were $113.8 million, $26.1 million of which derived from the OPCat and Top Layer Re joint ventures, compared with $79.1 million for the same quarter of 1999, none of which derived from the OPCat and Top Layer Re joint ventures. Total managed catastrophe premiums represents gross catastrophe premiums written by Renaissance Reinsurance and written on behalf of the OPCat Ltd. and Top Layer Re Ltd. joint ventures and used by the Company to measure the Company's penetration into the catastrophe insurance market.

During the third quarter of 2000, ceded premiums written were $36.3 million, compared with $39.3 million for the same quarter in 1999. Premiums ceded by the reinsurance company were $29.7 million for the quarter ended September 30, 2000 compared with $20.5 million for the same period in the prior year. Ceded reinsurance for the primary companies was $6.6 million for the quarter ended September 30, 2000 compared with $15.1 million for the same period of the previous year.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the quarters ended September 30, 2000 and 1999:

                              REINSURANCE                     PRIMARY                       TOTAL
QUARTER ENDED:         30-Sep-00      30-Sep-99      30-Sep-00      30-Sep-99      30-Sep-00      30-Sep-99
--------------         ---------      ---------      ---------      ---------      ---------      ---------
Loss ratio                43.2%          29.4%         -90.6%         75.9%          40.9%          35.9%
Expense ratio             28.5%          27.2%         126.2%         48.4%          30.2%          30.1%
                          -----          -----         ------         -----          -----          -----
Combined ratio            71.7%          56.6%          35.6%        124.3%          71.1%          66.0%
                          ====           ====           ====         =====           ====           ====

The loss ratio on the reinsurance business increased primarily due to the Company's increase in non-cat and finite premiums which normally will produce a higher loss and combined ratio than the property catastrophe business written by the reinsurance company. Since the Company expects to continue to write additional non-cat and finite premiums, it is expected that the Company's combined ratio will modestly increase in the future.

The majority of the premiums written by the primary operations are currently ceded to other reinsurers and as a result, the net earned premiums from the primary operations were $1.3 million for the third quarter ended September 30, 2000. Based on this reduced level of net earned premiums, small dollar amounts of one time adjustments to net written premiums, claim and claim expenses incurred, acquisition expenses or operating expenses can cause unusual fluctuations in the insurance ratios of the primary operations. Accordingly, a decrease in the prior year loss reserves, and a one-time adjustment to the operating expenses of DeSoto caused the unusual fluctuations in the primary company loss and expense ratios above. Net earned premium of the primary companies was $7.5 million for the third quarter of 1999.

Other income increased from $0.9 million for the third quarter ended September 30, 1999 to $3.0 million for the quarter ended September 30, 2000. The primary reason for the increase was increased income from the Company's joint ventures Top Layer Re and OPCat.

Net investment income, excluding realized investment gains and losses, for the third quarter of 2000 was $21.2 million, compared to $15.7 million for the same period in 1999. The increase in investment income primarily relates to an increase in invested assets from additional drawings under the Company's line of credit facility of $150.0 million during 1999 and an increase in investment yields during the third quarter of 2000 as compared with the third quarter of 1999.

Interest expense and minority interest for the quarter ended September 30, 2000 increased to $6.5 million from $4.5 million for the same period in 1999. The increase was primarily related to increased borrowings in 1999 under the Company's revolving credit facility and higher interest rates.

During the quarter ended September 30, 2000, the Company evaluated the recoverability of its deferred tax asset. As of June 30, 2000, the balance of the deferred tax asset was $23.6 million and the associated net operating loss was available to offset regular taxable U.S. income through 2018. However, after assessing the financial results of the Company's U.S. entities, the Company decided to record a valuation allowance of $5.0 million against the deferred tax asset. Accordingly, the balance remaining as of September 30, 2000 is $18.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

For the nine months ended September 30, 2000, net income available to common shareholders was $89.4 million or $4.61 per share, compared to $78.0 million or $3.74 per share for the same period in 1999. Gross premiums written for the nine months ended September 30, 2000 and 1999 were as follows:

------------------------------------------------------------------
                                            Nine months ended
------------------------------------------------------------------
(in thousands of U.S. dollars)         30-Sep-00         30-Sep-99
------------------------------------------------------------------
Reinsurance                             $344,940         $269,688
------------------------------------------------------------------
Primary                                   35,651           50,363
------------------------------------------------------------------
                                        $380,591         $320,051
------------------------------------------------------------------

The increase in premiums written by the reinsurance company during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 was due to three items: 1) a $23.2 million increase in finite and non-cat premiums written; 2) an $8.4 million increase in reinstatement premiums; and 3) a $44.3 million increase in property catastrophe premiums written due to increased business opportunities.

For the nine months ended September 30, 2000, total managed catastrophe premiums were $372.4 million, $78.1 million of which derived from the OPCat and Top Layer Re joint ventures compared with $270.4 for the same period of 1999, $4.1 million of which derived from the

OPCat and Top Layer Re joint ventures. Total managed catastrophe premium represents gross catastrophe premiums written by Renaissance Reinsurance and written on behalf of the OPCat Ltd. and Top Layer Re Ltd. joint ventures and is used by the Company to measure the Company's penetration into the catastrophe insurance market.


The table below sets forth the Company's combined ratio and components thereof, split by segment for the nine months ended September 30, 2000 and 1999:

                              REINSURANCE                     PRIMARY                       TOTAL
NINE MONTHS ENDED:     30-Sep-00      30-Sep-99      30-Sep-00      30-Sep-99      30-Sep-00      30-Sep-99
------------------     ---------      ---------      ---------      ---------      ---------      ---------
Loss ratio                40.0%          29.5%         -13.3%         52.0%          38.4%          33.1%
Expense ratio             27.5%          26.5%          59.4%         22.0%          28.6%          28.1%
                          ----           ----           ----          ----           ----           ----
Combined ratio            67.5%          56.0%          46.1%         74.0%          67.0%          61.2%
                          ====           ====           ====          ====           ====           ====


The loss ratio on the reinsurance business increased primarily due to the Company's increase in non-cat and finite premiums which normally will produce a higher loss and combined ratio than the property catastrophe business written by the reinsurance company. Since the Company expects to continue to write additional non-cat and finite premiums, it is expected that the Company's combined ratio will modestly increase in the future.

The majority of the premiums written by the primary operations are currently ceded to other reinsurers and as a result, the net earned premiums from the primary operations were $5.2 million for the nine months ended September 30, 2000, compared with $26.9 million for the nine months ended September 30, 1999. Based on this reduced level of net earned premiums, small dollar amounts of one time adjustments to net written premiums, claim and claim adjustment expenses incurred, acquisition expenses or operating expenses can cause unusual fluctuations in the insurance ratios of the primary operations. Accordingly, a decrease in the prior year loss reserves, and a one-time adjustment to the operating expenses of DeSoto caused the unusual fluctuations in the primary company loss and expense ratios above.

Net investment income, excluding realized investment gains and losses, for the nine months ended September 30, 2000 was $58.7 million, compared to $42.9 million for the same period in 1999. The increase in investment income relates to an increase in invested assets from additional drawings under the Company's line of credit facility of $150.0 million during 1999 and an increase in investment yields during the first nine months of 2000 as compared with the first nine months of 1999.

Other income increased from $1.1 million for the third quarter ended September 30, 1999 to $6.4 million for the quarter ended September 30, 2000. The primary reason for the increase was increased income from the Company's joint ventures, Top Layer Re and OPCat.

Interest expense and minority interest for the nine months ended September 30, 2000 increased to $18.9 million from $11.9 million for the same period in 1999. The increase was primarily related to increased borrowings in 1999 under the Company's revolving credit facility and higher interest rates.

During the quarter ended September 30, 2000, the Company evaluated the recoverability of its deferred tax asset. As of June 30, 2000, the balance of the deferred tax asset was $23.6 million and the net operating loss was available to offset regular taxable U.S. income through 2018. However, after assessing the financial results of the Company's U.S. entities, the Company decided to record a valuation allowance of $5.0 million against the deferred tax asset. Accordingly, the balance remaining as of September 30, 2000 is $18.2 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL REQUIREMENTS

As a holding company, RenaissanceRe relies on investment income and cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and quarterly dividend payments, if any, to its shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda require the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at September 30, 2000 the statutory capital and surplus of the Company's Bermuda subsidiaries was $733.3 million, and the amount required to be maintained was $101.0 million. Through September 30, 2000, Renaissance Reinsurance paid aggregate cash dividends of $57.6 million compared to $64.4 for the same period in 1999. Glencoe is eligible as an excess and surplus lines insurer in a number of states in the U.S. There are various capital and surplus requirements in these states, with the most onerous requiring Glencoe to maintain a minimum of $15.0 million in capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirements are met. The Company's U.S. insurance subsidiaries are subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are primarily based upon statutory surplus and statutory net income. The U.S. insurance subsidiaries' combined statutory surplus amounted to $33.6 million at September 30, 2000 and the amount required to be maintained was $25.2 million.

CASH FLOWS

The Company's operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. RenaissanceRe's subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, the Company maintains a $310.0 million credit facility which is available to the holding company, RenaissanceRe, to meet the liquidity needs of the Company's subsidiaries should the need arise. $208.0 million was outstanding under the credit facility as of September 30, 2000.

Cash flows from operations in the first nine months of 2000 were $199.7 million, compared to $84.5 million for the same period in 1999. The significant increase arose partly due to paid loss recoveries received from the Company's reinsurers. The Company has produced cash flows from operations for the full years of 2000 and 1999 significantly in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders. The Company currently expects that improving business opportunities will call for the Company to increase the capital allocated to its reinsurance business.

Because of the potential high severity and low frequency of losses on the coverages written by the Company, and the seasonality of the Company's business, it is not possible to accurately predict the Company's future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES

During the nine months ended September 30, 2000 the Company incurred net claims of $72.5 million and paid net losses of $14.0 million. The Company's policy of purchasing reinsurance coverage continues to have a favorable impact on net incurred claims. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this level of losses and/or recoveries.

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

On both the Company's reinsurance and primary operations, the Company uses statistical and actuarial methods to reasonably estimate ultimate expected claims and claim expenses and the related recoveries. The period of time between the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves may be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of IBNR reserves to specific case reserves. These estimates are reviewed regularly and adjustments which affect net income, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

The total capital resources of the Company as at September 30, 2000 and December 31, 1999 was as follows:

                                                 September 30,          December 31,
(in thousands of U.S. dollars)                       2000                   1999
------------------------------------------------------------------------------------
Term loan payable                                 $   42,000              $   50,000
Revolving Credit Facility - borrowed                 208,000                 200,000
Revolving Credit Facility - unborrowed               102,000                 100,000
Minority interest - Company obligated
  mandatorily redeemable capital securities
  of a subsidiary trust                               89,630                  89,630
Shareholders' Equity                                 664,037                 600,329
------------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                           $1,105,667              $1,039,959


The Company has a $310.0 million committed revolving credit and term loan agreement with a syndicate of commercial banks. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.9 percent during the first nine months of 2000 (5.6 percent for the same period in 1999). The credit agreement contains certain financial covenants including requirements that the ratio of consolidated debt to capital does not exceed 0.35:1; consolidated net worth must exceed the greater of $100.0 million or 125 percent of consolidated debt; and 80 percent of invested assets must be rated BBB- by S&P or Baa3 by Moody's Investor Service or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at September 30, 2000.

Renaissance U.S. has a $27 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 6.9 percent during the first nine months of 2000 (5.8 percent for the first nine months of 1999). The Credit Agreement contains certain financial covenants, the primary one being that RenaissanceRe, being its principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. This five year term loan has mandatory repayment provisions approximating 25 percent in each of years 2000 through 2003. Under the terms, the Company repaid $8.0 million of the loan in June 2000. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at September 30, 2000.

The Capital Securities pay cumulative cash distributions at an annual rate of
8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at September 30, 2000. From time to time, the Company may opportunistically repurchase portions of the Capital Securities.

During the first nine months of 2000, shareholders' equity increased by $63.7 million, from $600.3 million at December 31, 1999 to $664.0 million at September 30, 2000. The significant components of the change included, the payment of dividends of $21.9 million and the repurchase of common shares of $25.1 million, offset by net income from continuing operations of $89.4 million and a decrease in the unrealized depreciation on investments of $15.5 million.

INVESTMENTS

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

-------------------------------------------------------------------------------------
                                                     September 30,       December 31,
(in thousands of U.S. dollars)                           2000               1999
-------------------------------------------------------------------------------------
Investments available for sale, at fair value         $  965,931           $  907,706
Short term investments                                    12,351               12,759
Other investments                                         44,986               22,204
Cash and cash equivalents                                203,065              132,112
-------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                 $1,226,333           $1,074,781
-------------------------------------------------------------------------------------

At September 30, 2000, the invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.6 years and an average yield to maturity of 7.4 percent, net of investment expenses.

As at September 30, 2000 the Company held investments and cash totaling $1.2 billion with a net unrealized depreciation balance of $2.9 million. The Company's investment portfolio is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At September 30, 2000, $9.3 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1.0 percent of the Company's invested assets.

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

CURRENT OUTLOOK

Due to industry losses in 1999, and the related contraction of capacity in the market, the Company anticipates that there will be price increases on all of its reinsurance business during the upcoming renewal season. However, even after these price increases, the Company believes that there will continue to be numerous transactions in the market that will be under-priced relative to expected losses. The Company believes that because of its competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, it is able to identify contracts that are adequately priced and will continue to find opportunities in the property catastrophe reinsurance markets.

Because of prior year loss activity, the Company's aggregate cost for reinsurance protection has increased during the current year and accordingly, in certain geographic regions the Company has retained a greater level of net risk in the current year as compared with the previous year.

The Company's financial strength has enabled it to pursue opportunities outside of the property catastrophe reinsurance market, including various lines of reinsurance and the catastrophe exposed primary insurance market. The Company believes that its financial strength will enable it to continue to pursue other opportunities in the future. There can be no assurance that the Company's pursuit of such opportunities will materially impact the Company's financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET SENSITIVE INSTRUMENTS

The Company's investment portfolio includes investments which are available for trading purposes and which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.6 percent, which equates to a decrease in market value of approximately $31.9 million on a portfolio valued at $1,226.3 million at September 30, 2000. An immediate time horizon was used, as this presents the worst-case scenario.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

               None

Item 2 -- Changes in Securities and Use of Proceeds

               None

Item 3 -- Defaults Upon Senior Securities

               None

Item 4 -- Submission of Matters to a Vote of Security Holders

               None

Item 5 -- Other Information

               None

Item 6 -- Exhibits and Reports on Form 8-K

         a.    Exhibits:

               Exhibit 27 - Financial Data Schedule.

         b.    Current Reports on Form 8-K:

               The Registrant did not file any reports on Form 8-K during the period beginning July 1, 2000 and ending September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                  RENAISSANCERE HOLDINGS LTD.

                                  By: /s/ John M. Lummis
                                      ---------------------------
                                      John M. Lummis
                                      Senior Vice President and
                                      Chief Financial Officer

Date: November 14, 2000