Form 10-K
period 2000-12-31
RENAISSANCERE HOLDINGS LTD
filed 2001-04-02
CIK 913144

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


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NO. 34-0-26512


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of Common Shares held by nonaffiliates of the Registrant as of March 29, 2001 was $1,107,031,754 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

     The number of Common Shares outstanding as of March 29, 2001 was 19,759,670.

================================================================================

                           RENAISSANCERE HOLDINGS LTD.
                                TABLE OF CONTENTS



                                                                                                   Page
                                                                                                   ----
                                                  PART I

Item 1.    Business..................................................................................2
Item 2.    Properties...............................................................................23
Item 3.    Legal Proceedings........................................................................23
Item 4.    Submission of Matters to a Vote of Security Holders......................................23

                                                  PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters....................24
Item 6.    Selected Consolidated Financial Data.....................................................25
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....27
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk...............................37
Item 8.    Financial Statements and Supplementary Data..............................................37
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....37

                                                 PART III

Item 10.   Directors and Executive Officers of the Company..........................................38
Item 11.   Executive Compensation...................................................................40
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................43
Item 13.   Certain Relationships and Related Transactions...........................................45

                                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................46

SIGNATURES .........................................................................................50




                                      (i)

                                     PART I

     Unless the context otherwise requires, references herein to the "Company" include RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its subsidiaries, which principally include Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), DeSoto Insurance Company ("DeSoto"), DeSoto Prime Insurance Company ("DeSoto Prime"), Nobel Insurance Company ("Nobel"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance Services Ltd. ("Services"), Renaissance Reinsurance of Europe ("Renaissance Europe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), Renaissance Underwriting Managers Ltd. ("Renaissance Managers"), Pembroke Managing Agents, Inc. ("Pembroke") and Paget Insurance Agency, LLC ("Paget"). Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 20-22 of this Report.

NOTE ON FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

     In particular, statements using verbs such as "expect", "anticipate", "intends", "believe" or words of similar import generally involve forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including the following:

          (1) the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

          (2) a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

          (3) the lowering or loss of one of the financial or claims-paying ratings of ours or one or more of our subsidiaries;

          (4)  risks associated with implementing our business strategies;

          (5)  slower than anticipated growth in our fee-based operations;

          (6) changes in economic conditions, including currency rate conditions which could affect our investment portfolio;

          (7)  uncertainties in our reserving process;

          (8)  failure of our reinsurers to honor their obligations;

          (9)  loss of services of any one of our key executive officers;

          (10) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

          (11) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws;

          (12) a contention by the United States Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, are subject to U.S. taxation; and

          (13) actions of competitors, including industry consolidation and the development of competing financial products.

The factors listed above should not be construed as exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

     Founded in 1993, RenaissanceRe is one of the leading providers of property catastrophe reinsurance coverage in the world. We believe that we are a provider of first choice for many insurers and reinsurers, due in large part to our modeling and technical expertise and our industry leading performance. We principally provide property catastrophe reinsurance to insurers and reinsurers, with exposures worldwide, on an excess of loss basis. This means that we begin paying when our customers' claims from a particular catastrophe exceed a specified amount. Property catastrophe reinsurance generally provides protection from claims arising from large catastrophes, such as earthquakes, hurricanes, winter storms, freezes, floods, fires, tornados and other man-made or natural disasters.

     To leverage our underwriting skills, we have recently begun to write property catastrophe reinsurance on behalf of our two joint ventures, Top Layer Reinsurance Ltd. with State Farm Mutual Automobile Insurance Company and Overseas Partners Cat Ltd. with Overseas Partners Ltd. Together, these joint ventures have access to approximately $3.4 billion of capital. We receive profit participation and fee-based income from these ventures.

     In addition to property catastrophe reinsurance, we write certain specialty lines of reinsurance, including accident and health, finite, satellite and aviation. We also write primary insurance that is exposed to catastrophe risk and have recently expanded our management team for that business. We may seek to expand our presence in these markets, depending on our assessment of business opportunities.

     We conduct our operations through wholly owned subsidiaries and joint ventures in Bermuda, the United States and Europe. We provide property catastrophe reinsurance coverage primarily though Renaissance Reinsurance, our principal operating subsidiary. We also provide reinsurance coverage through Renaissance Reinsurance of Europe, a wholly owned subsidiary of Renaissance Reinsurance.

     We write primary insurance and provide certain related services through wholly owned subsidiaries organized in the U.S. and Bermuda. Glencoe provides primary catastrophe exposed property coverage on an excess and surplus lines basis, and is eligible to write business in 29 states. DeSoto, DeSoto Prime, Paget and Pembroke focus on the Florida homeowners market.

     Our principal underwriting objective is to construct a portfolio of reinsurance contracts that maximizes return on equity subject to prudent risk constraints. To help us achieve this objective, we have developed REMS(C), a proprietary computer-based pricing and exposure modeling and management system. REMS(C) is a unique platform

     Our management expertise and financial strength have enabled us to pursue opportunities outside of the property catastrophe reinsurance markets, including the catastrophe exposed primary insurance market. We plan to continue to pursue other opportunities in the upcoming year. There can be no assurance that our pursuit of such opportunities will materially impact our financial condition and results of operations.

RECENT DEVELOPMENTS

         On March 13, 2001, The St. Paul Companies, Inc., one of our founding institutional shareholders, completed the sale of 1,726,137 common shares in an underwritten secondary public offering which priced at $72.20 per share. All of the shares sold were owned by St. Paul. We did not receive any of the proceeds from the offering.

     On February 28, 2001, an earthquake measuring approximately 6.8 on the Richter Scale and centered about 10 miles northeast of Olympia, Washington impacted the Pacific Northwest, including the Seattle, Washington area. Based on our estimates of our losses from the Seattle event, we do not expect to be materially adversely affected by this earthquake. However, our assessment of our losses from the Seattle earthquake is preliminary, and assumes that industry insured losses are less than $3.5 billion.

RATINGS

     Over the last five years, we have consistently received among the highest claims-paying and financial strength ratings from Standard & Poor's Insurance Ratings Services and A.M. Best Company, Inc. In January 2001, A.M. Best upgraded Renaissance Reinsurance from "A" (Excellent) to "A+" (Superior). Standard & Poor's has given Renaissance Reinsurance an "A" (Strong) rating with a positive outlook. Glencoe has been assigned an "A-" (Excellent) rating from A.M. Best. Top Layer Re has received claims-paying ratings of "AAA" (Extremely Strong) from Standard & Poor's and "A++" (Superior) from A.M. Best. These ratings represent independent opinions of an insurer's financial strength and ability to meet policyholder obligations.

     "A+" is the second highest designation of A.M. Best's sixteen rating levels. "A+" rated insurance companies are defined as Superior companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders.

     The "A" range ("A+", "A" and "A-") is the third highest of four ratings ranges within what S&P considers the "secure" category. An insurer rated "A" is believed by S&P to have strong financial security characteristics, but to be somewhat more likely to be affected by business conditions than are insurers with higher ratings

CORPORATE STRATEGY

     We seek to generate earnings growth for our shareholders by pursuing the following strategic objectives:

     o ENHANCE OUR POSITION AS A LEADER IN THE PROPERTY CATASTROPHE REINSURANCE BUSINESS. Based on gross premiums written, we are among the largest property catastrophe reinsurers in the world. Property catastrophe reinsurance accounts for a substantial majority of our business, and has historically generated among the most attractive returns in our industry. We believe that our proprietary modeling technology and underwriting expertise provide us with significant competitive advantages in managing catastrophe risk. We will continue to enhance our leadership position by:

         -- Constructing a superior portfolio of reinsurance using proprietary underwriting models. We seek to effectively deploy our capital base while maintaining prudent risk levels in our reinsurance portfolio. We use our proprietary catastrophe exposure management system, REMS(C), to evaluate the risk and return characteristics of individual contracts relative to our portfolio, and, as a result, to determine appropriate underwriting opportunities; and

         -- Constructing superior portfolios of catastrophe reinsurance for third parties, in exchange for fee income and profit participation. Top Layer Re and OPCat provide us with additional presence in the market, by allowing us to leverage our access to business and our underwriting capabilities on a larger capital base.

     o PURSUE NEW BUSINESS OPPORTUNITIES IN ATTRACTIVE MARKETS WHERE WE CAN LEVERAGE OUR CORPORATE SKILLS AND CULTURE. Our management's experience and underwriting expertise position us to enter into new business areas which we believe will meet our return on equity criteria. Currently, we believe our best opportunities include:

         -- Certain specialty lines of reinsurance which have begun to show improved pricing, such as accident and health, finite, satellite and aviation; and

         -- Primary insurance exposed to natural catastrophe risk, which allows us to leverage our catastrophe risk management skills.

     We believe we are positioned to fulfill these objectives by virtue of the experience and skill of our management and our strong relationships with brokers and clients. Our senior management team has extensive experience in the reinsurance and/or insurance industries, with an average of approximately 20 years of experience for each of our four senior executives. We market our reinsurance products worldwide exclusively through reinsurance brokers and have established a reputation with our brokers and clients for prompt response on underwriting submissions, fast claims payments and the development of customized reinsurance programs. The modeling demonstrations and seminars that we provide to our brokers and clients further enhance our position as a provider of first choice.

INDUSTRY TRENDS

     Prior to 1999, excess capacity placed competitive pressures on the reinsurance industry. However, market participants have reported significant price increases in catastrophe reinsurance during 2000 and into the 2001 renewal season due to industry losses in 1999 and the subsequent contraction of capacity in the market. According to publicly available industry information, U.S. pricing of year-end renewals generally increased up to 15-20%. International pricing of renewals generally increased 20-300%, the top end of the range largely related to European risks, particularly in France.

     Industry observers expect demand for property catastrophe reinsurance to continue to grow on a worldwide basis as many regions are currently underinsured. Current catastrophe insurance levels in developing countries lag significantly behind the levels seen in Western economies, as demonstrated by the difference between total losses (approximately $20 billion) and total insured losses ($2 billion) in the 1999 Turkish earthquake. Furthermore, as the concentration and value of insured property continues to grow in high catastrophe-exposed regions, such as Southern California, Florida, Coastal Carolina and Texas, demand for catastrophe coverage is expected to grow. The increased demand for catastrophe reinsurance following the French windstorms in 1999 indicates that many insurers were inadequately insured prior to the events.

     During 1999, insured losses from natural catastrophes and man-made disasters amounted to approximately $31 billion, the second-highest claims total ever for insurers behind 1992, the year of Hurricane Andrew. During 1999 nine significant worldwide catastrophic events occurred: the hail storms in Sydney, Australia, in April; the Oklahoma tornados in May; Hurricane Floyd in September; Typhoon Bart which struck Japan in September; Turkish and Taiwanese earthquakes in August and September, respectively; and the Danish windstorm, Anatol, and the French windstorms, Lothar and Martin, in December. Seven of these events each resulted in over $1 billion of insured damages.

     During recent fiscal years there has been considerable consolidation among leading brokerage firms and also among insurance and reinsurance companies, which could affect the distribution of catastrophe-related reinsurance products.

     A number of new, proposed or potential legislative or industry changes may impact the worldwide demand for property catastrophe reinsurance and other catastrophe related products. There are also many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets.

REINSURANCE

     Our principal product is property catastrophe reinsurance, primarily written through Renaissance Reinsurance. We also write reinsurance with respect to various other lines, including accident and health, aviation, satellite and finite reinsurance. We continuously review opportunities to provide additional coverages where we can utilize our modeling and other expertise and where we believe we can identify attractive potential returns and apply prudent risk constraints.

     The following table sets forth our gross premiums written and number of programs written by type of reinsurance.

                                                                       YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------
                                                      2000                     1999                    1998
                                             ----------------------  -----------------------  -----------------------
                                                GROSS                    GROSS                   GROSS
                                              PREMIUMS    NUMBER OF    PREMIUMS    NUMBER OF   PREMIUMS    NUMBER OF
                                               WRITTEN    PROGRAMS      WRITTEN    PROGRAMS     WRITTEN    PROGRAMS
                                             ----------  ----------  -----------  ----------  ----------  -----------
                                                                      (DOLLARS IN MILLIONS)
TYPE OF REINSURANCE
Catastrophe excess of loss...............      $179.4        212        $173.6        242        $137.0       249
Excess of loss retrocession..............       154.2         90          84.1         85          39.8        64
Proportional retrocession of catastrophe
   excess of loss........................        11.4          2          21.2          8          20.3        13
Accident and health, satellite, aviation
   and other.............................        37.7         25           3.4         13          10.1        15
                                               ------      -----        ------       ----        ------      ----
Total reinsurance........................      $382.7        329        $282.3        348        $207.2       341
                                               ======      =====        ======       ====        ======      ====

   CATASTROPHE REINSURANCE

     Our property catastrophe reinsurance contracts are generally "all risk" in nature. Our most significant exposure is to losses from earthquakes and hurricanes, although we are also exposed to claims arising from other natural and man-made catastrophes, such as winter storms, freezes, floods, fires and tornados, in connection with the coverages we provide. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under the property reinsurance contract when arising from a covered peril. In accordance with market practice, our property reinsurance contracts generally exclude certain risks such as war, nuclear contamination or radiation.

     Because of the wide range of possible catastrophic events to which we are exposed, and because of the potential for multiple events to occur in the same time period, our business is volatile, and results of operations may reflect such volatility. Further, our financial condition may be impacted by this volatility over time or at any point in time. The effects of claims from one or a number of severe catastrophic events could have a material adverse effect on us. We expect that increases in the values and concentrations of insured property and the effects of inflation will increase the severity of such occurrences per year in the future.

     We seek to moderate the volatility described in the preceding paragraph through the use of contract terms, portfolio selection methodology, diversification criteria and probability analyses. Also, consistent with risk management practices, we purchase property catastrophe coverage for our own account to seek to further reduce the potential volatility of results.

     Catastrophe Excess of Loss Reinsurance. We write catastrophe excess of loss reinsurance, which provides coverage to primary insurers when aggregate claims and claim expenses from a single occurrence of a covered peril exceed the attachment point specified in a particular contract. Under these contracts we indemnify an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, and up to an amount per loss specified in the contract.

     A portion of our property catastrophe excess of loss contracts limit coverage to one occurrence in a contract year, but most such contracts provide for coverage of a second occurrence after the payment of a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage.

     Excess of Loss Retrocessional Reinsurance. We also enter into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedents. In providing retrocessional reinsurance, we focus on property catastrophe retrocessional reinsurance which covers the retrocedent on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage. Retrocessional coverage is characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedent alter their book of business after retrocessional coverage has been bound.

     Proportional Retrocessional Reinsurance. We write proportional retrocessions of catastrophe excess of loss reinsurance treaties when we believe that premium rates and volume are attractive. In such proportional retrocessional reinsurance, we assume a specified proportion of the risk on a specified coverage and receive an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the reinsurer, and may also be entitled to receive a profit commission based on the ratio of losses, loss adjustment expense and the reinsurer's expenses to premiums ceded. A proportional retrocessional catastrophe reinsurer is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. Although we generally obtain detailed underwriting information concerning the underlying exposures, it is more difficult to assess the exposures in retrocessional contracts.

   NONCATASTROPHE REINSURANCE

     We also write other reinsurance relating to accident and health, finite, satellite and aviation risk coverages. In 2000, we began to write accident and health reinsurance coverage, usually on a stop-loss basis subject to specified caps on our ultimate exposure. In selected cases, we also write customized financial reinsurance contracts when the expected returns are particularly attractive.

PRIMARY INSURANCE

     We currently write primary insurance where natural catastrophe exposures represent a significant component of the overall exposure. We believe that our industry knowledge of the catastrophe business and our proprietary risk management software provide us with a competitive advantage in terms of appropriately underwriting and pricing such policies.

     Renaissance U.S. Holdings, Inc. In 1998, we formed a U.S. holding company, Renaissance U.S., whose principal subsidiary was Nobel, a Texas-domiciled insurance company. Following a 1998 fourth quarter after-tax charge of $40.1 million, Nobel disposed of its principal business lines in 1999. Nobel continues to be a licensed insurer in all 50 states, although there can be no assurance such licenses can be retained. Our U.S.- based insurance subsidiaries are currently writing, in a limited capacity, catastrophe-exposed primary insurance.

     Glencoe Insurance Ltd. Glencoe was incorporated in January 1996 and is domiciled in Bermuda. Glencoe is an excess and surplus lines insurance company, which pursues opportunities in the catastrophe-exposed primary insurance business in the United States by writing policies that are primarily exposed to earthquake and wind perils. Glencoe is eligible to do business in the United States on an excess and surplus lines basis in 29 states.

     DeSoto and Related Entities. In September 1997, Glencoe organized DeSoto as a wholly owned subsidiary in Florida to pursue the assumption of policies from the Florida JUA. We also participate in the Florida homeowners market through DeSoto Prime, Paget and Pembroke.

JOINT VENTURES

     We believe that many reinsurers, insurers and other providers of capital have concluded that offering catastrophe reinsurance coverage can yield attractive returns and provide financial and risk diversification when underwritten by experienced and knowledgeable parties. We believe that our underwriting and risk modeling expertise, track record and market leadership position will enable us to become a leading provider of outsourced underwriting of property catastrophe reinsurance.

     In 2000, we continued to increase our market penetration in catastrophe reinsurance through our two joint venture relationships. The amount of total managed catastrophe premiums we underwrote grew by approximately 40% to $397.0 million in 2000 compared to $284.0 million for 1999.

     These ventures provide us with additional presence in the market as well as fee income. They allow us to leverage our access to business and our underwriting capabilities on a larger capital base while still actively managing our equity base to maximize value to our shareholders. We currently have two significant joint ventures, Top Layer Re, which we own together with State Farm, and OPCat, which was formed by Overseas Partners.

     Top Layer Re was established in 1999 to write high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm and 50% by Renaissance Reinsurance and has received claims-paying ratings of "AAA" (Extremely Strong) from Standard & Poor's and "A++" (Superior) from A.M. Best. State Farm also provides stop loss reinsurance coverage that gives Top Layer Re sufficient capital resources to write $3.0 billion of aggregate limit. For the year ended December 31, 2000, Top Layer Re had gross written premiums of $24.9 million, and at December 31, 2000, Top Layer Re had deployed approximately one-third of its capacity.

     OPCat was established by Overseas Partners in 1999 as a wholly owned subsidiary to write companion lines on reinsurance contracts to Renaissance Reinsurance. We are the exclusive underwriting manager for OPCat. OPCat has approximately $400 million of capital. For the year ended December 31, 2000, OPCat's gross written premiums were approximately $55.3 million. OPCat provides us with access to additional capital to extend our market penetration and generates fee income. In general, we seek to construct for OPCat a portfolio with risk characteristics similar to those of Renaissance Reinsurance's portfolio.

     In our joint ventures, we typically provide our partners with underwriting, claims management, risk modeling, capital and investment management services, marketing, reporting, remittances and payments processing and other services. Essentially, we serve as the catastrophe reinsurance underwriting department for our partners, representing our partners in the catastrophe reinsurance marketplace. We work within agreed-upon underwriting guidelines, tailored to our partners' requirements. We seek to provide our partners with an attractive return while creating fee for services and profit sharing income for Renaissance Reinsurance.

     The following table shows our committed capacity at December 31, 2000 and the growth in our total managed catastrophe premiums written:

                                                                    YEAR ENDED           COMMITTED CAPACITY
                                                                   DECEMBER 31,           AT DECEMBER 31,
                                                             ------------------------   --------------------
                                                                2000         1999              2000
                                                             -----------  -----------   --------------------
                                                                            (IN MILLIONS)
   Written for RenaissanceRe...............................    $316.8       $279.7          $   700.8
   Written for OPCat.......................................      55.3          --               400.0
   Written for Top Layer Re................................      24.9          4.3            2,950.0
                                                               ------       ------          ---------
   Total...................................................    $397.0       $284.0          $ 4,050.8
                                                               ======       ======          =========

     We apply the same disciplined approach to the underwriting we conduct on behalf of our joint ventures as we apply to our own portfolio.

     Our joint ventures have increased the capital we can commit to the catastrophe reinsurance market and have deepened our market penetration. This flexible capital also broadens the capacity and capital we can offer our customers. We believe that joint venture opportunities may increasingly contribute to our capital base and managed catastrophe premiums growth.

POTENTIAL NEW OPPORTUNITIES

     From time to time, we may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions. However, there can be no assurance that we will enter into any such agreement in the future, or that any consummated transaction would contribute materially to our results.

UNDERWRITING

     Our primary underwriting goal is to construct a portfolio of reinsurance and insurance contracts that maximizes our return on shareholders' equity subject to prudent risk constraints. We assess underwriting decisions on the basis of the expected incremental return on equity of each new reinsurance contract in relation to our overall portfolio of reinsurance contracts.

     We have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS(C)), which we utilize to assess property catastrophe risks, price treaties and limit aggregate exposure. REMS(C) was initially developed with consulting assistance from Tillinghast, an actuarial consulting unit of Towers, Perrin, Forster & Crosby, Inc., and Applied Insurance Research, Inc., the developer of the CATMAP(TM) system. Since inception, we have continued to invest in and improve REMS(C), incorporating Our underwriting experience, additional proprietary software and new data. REMS(C) has analytic and modeling capabilities that help us to assess the catastrophe exposure risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. We combine the analyses generated by REMS(C) with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss which such a program presents.

     We have licensed and integrated into REMS(C) a number of third party catastrophe computer models in addition to our base model, which we use to validate and stress test our base REMS(C) results. In our stress tests we increase the frequency and severity of catastrophic events above the levels embedded in the models purchased from third parties to further test our exposures and potential impact on our future results.

     We believe that REMS(C) is a more robust underwriting and risk management system than is currently available in the reinsurance industry. REMS(C) combines computer-generated statistical simulations that estimate catastrophic event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to us. REMS(C) employs simulation techniques to generate 40,000 years of catastrophic event activity, including events causing in excess of $300 billion in insured industry losses. From this 40,000 year simulation, we generate estimates of expected claims, expected profits and a probability distribution of potential outcomes for each program in our portfolio and for our total portfolio.

     All our underwriters utilize REMS(C) in their pricing decisions, which we believe provides them with several competitive advantages. These include the ability:

     o to simulate 40,000 years of catastrophic event activity compared to a much smaller sample in generally available models, allowing us to analyze exposure to a greater number and combination of potential events;

     o to analyze the incremental impact of an individual reinsurance contract on our overall portfolio;

     o to better assess the underlying exposures associated with assumed retrocessional business;

     o   to price contracts within a short time frame; and

     o   to provide consistent and accurate pricing information.

     As part of our risk management process, we also utilize REMS(C) to assist us with the purchase of reinsurance coverage for our own account. During 2000, we increased the amount of premiums ceded through property catastrophe reinsurance coverage purchased for our own account. Although the amount of ceded premium increased in 2000, the magnitude of our net exposures grew in 2000 because of increases in our gross portfolio and changes in the terms of our ceded reinsurance. Ceded premiums written in our reinsurance operations during 2000 were $95.1 million, compared to $77.2 million in 1999. Additionally, in 2000 our primary operations had ceded premiums of $44.8 million, compared to $60.6 million in 1999. To the extent that appropriately priced coverage is available, we anticipate continued purchase of reinsurance to reduce the potential volatility of our results.

     We have developed underwriting guidelines, to be used in conjunction with REMS(C), that limit the exposure to claims from any single catastrophic event and the exposure to losses from a series of catastrophic events. As part of our pricing and underwriting process, we also assess a variety of other factors, including:

     o the reputation of the proposed cedent and the likelihood of establishing a long-term relationship with the cedent;

     o the geographic area in which the cedent does business and its market share;

     o historical loss data for the cedent and, where available, for the industry as a whole in the relevant regions, in order to compare the cedent's historical catastrophe loss experience to industry averages;

     o   the cedent's pricing strategies; and

     o   the perceived financial strength of the cedent.

     We have developed underwriting guidelines with respect to our noncatastrophe book of business which are designed to limit the amount of exposure we will accept for any one risk. These guidelines include, but are not limited to, utilizing contract terms to cap our losses from any one exposure or any one contract, employing analytical tools to assess risks where practical and accessing the knowledge of experienced professionals in assisting with unique and complex terms and coverages.

GEOGRAPHIC BREAKDOWN

     Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The following table sets forth the percentage of our gross insurance and reinsurance premiums written allocated to the territory of coverage exposure.

                                                                     YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                      2000                     1999                     1998
                                             ----------------------  -----------------------  ----------------------
                                                         PERCENTAGE              PERCENTAGE               PERCENTAGE
                                                GROSS     OF GROSS      GROSS     OF GROSS       GROSS     OF GROSS
                                               WRITTEN     WRITTEN     WRITTEN     WRITTEN      WRITTEN     WRITTEN
                                              PREMIUMS    PREMIUMS    PREMIUMS    PREMIUMS     PREMIUMS    PREMIUMS
                                             ----------- ----------  ----------- -----------  ----------- ----------
                                                                      (DOLLARS IN MILLIONS)
United States and Caribbean..............      $ 145.8       33.7%     $ 173.6       49.4%      $ 132.8       49.1%
Worldwide................................         98.9       22.8         46.7       13.3          17.0        6.3
Worldwide (excluding U.S.)(1)............         60.4       14.0         27.3        7.8          26.3        9.7
Europe...................................         22.1        5.1         26.4        7.5          18.5        6.8
Other....................................          9.6        2.2          2.4        0.7           4.5        1.7
Australia and New Zealand................          8.3        1.9          3.2        0.9           3.9        1.5
Noncatastrophe reinsurance(2)............         37.7        8.7          2.7        0.8           4.1        1.5
                                               -------      -----      -------     -------      -------     ------
Total reinsurance........................        382.8       88.4        282.3       80.4         207.1       76.6
United States-- primary..................         50.2       11.6         69.0       19.6          63.3       23.4
                                               -------      -----      -------     -------      -------     ------
Total gross written premiums.............      $ 433.0      100.0%     $ 351.3      100.0%      $ 270.5      100.0%
                                               =======      =====      =======     ======       =======      =====

- ----------

(1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2) The category "Noncatastrophe reinsurance" includes coverages related to noncatastrophe reinsurance risks assumed by us. These coverages primarily include exposure to claims from accident and health, finite, satellite, and aviation risks assumed by us.

RESERVES

     For both our reinsurance and primary operations, we use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of IBNR losses.

     Our loss reserves are based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Accordingly, ultimate losses may vary materially from the amounts provided in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in our consolidated statement of income in the period in which they become known and are accounted for as changes in estimates.

     For our reinsurance operations, estimates of claims and claim expenses and losses recoverable are based in part upon the estimation of claims resulting from catastrophic events. Our estimates of claims resulting from catastrophic events based upon our own historical claim experience is inherently difficult because of the variability and uncertainty associated with property catastrophe claims. Therefore, we utilize both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

     Given the nature of the catastrophe reinsurance business, the period of time from the reporting of a loss to us to the settlement of our liability may be significant. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase in our overall reserves, and at other times requiring a reallocation of IBNR reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in our consolidated statement of income in the period in which they become known and are accounted for as changes in estimates.

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

     We incurred claims of $108.6 million, $77.1 million, and $112.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Our claim reserves were $403.6 million, $478.6 million and $298.8 million at December 31, 2000, 1999 and 1998, respectively.

INVESTMENTS

     At December 31, 2000, we held cash and investments totaling $1,082.0 million with net unrealized appreciation of $6.8 million. Our strategy is to maximize our underwriting profitability and fully deploy our capital through our underwriting activities. Consequently, we have established an investment policy, which we consider to be conservative.

     Our investment guidelines, which are approved by our Board, stress preservation of capital, market liquidity, and diversification of risk. To achieve this objective, our current fixed income investment guidelines call for an average credit quality of "AA" as measured by Standard & Poor's Ratings Group. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

     Primarily because of the potential for large claims payments, our investment portfolio is structured to provide a high level of liquidity. The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising our portfolio of invested assets:

                                                                                        AT DECEMBER 31,
                                                                                 2000         1999        1998
                                                                              ----------  -----------  ----------
                                                                                          (IN MILLIONS)
    Investments available for sale, at fair value.........................    $  928.1      $  907.7     $ 825.0
    Other investments, at fair value......................................        29.6           7.2         1.6
    Cash and cash equivalents and short term investments..................       124.3         144.9       115.7
                                                                              --------      --------     -------
    Total invested assets.................................................    $1,082.0      $1,059.8     $ 942.3
                                                                              ========      ========     =======

     The growth in our portfolio of invested assets for the year ended December 31, 2000 resulted primarily from net cash provided by operating activities of $250.8 million, compared with $130.3 million in 1999. The 2000 cash flows from operations were primarily utilized to repay $192.0 million of the amounts outstanding under our revolving credit facility, to purchase $25.1 million of our common shares and to pay aggregate dividends of $29.2 million. Also during 2000, our U.S. holding company repaid approximately $8.0 million under its revolving credit facility.

     At December 31, 2000, our invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.7 years and an average yield to maturity of 6.7% before investment expenses.

     Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. We have obtained capacity from one of our primary lenders for the issuance of letters of credit. Issued letters of credit are secured by a lien on a portion of our investment portfolio. At December 31, 2000, we had outstanding letters of credit aggregating $44.9 million. Also, in connection with our January 6, 1999 investment in Top Layer Re, we have committed $37.5 million of collateral in the form of a letter of credit. This letter of credit is also secured by a portion of our investments.

     Catastrophe Linked Instruments. We have assumed risk through catastrophe and weather linked securities and derivative instruments under which losses could be triggered by an industry loss index or natural parameters. To date we have not experienced any losses from such securities or derivatives although there can be no assurance this performance will continue. We recorded recoveries on non-indemnity catastrophe index transactions in each of the last quarters of 2000 and 1999. These recoveries are included in other income. In the future, we may also utilize other derivative instruments.

     Market Sensitive Instruments. Our investment portfolio includes investments which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of approximately 2.7%, which equates to a decrease in market value of approximately $28.4 million on a portfolio valued at $1,052.4 million at December 31, 2000. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

     The following table summarizes the fair value of our investments and cash and cash equivalents at the dates indicated.

                                                                                        AT DECEMBER 31,
                                                                                 2000         1999        1998
                                                                              ----------  -----------  ----------
                                                                                          (IN MILLIONS)
     Fixed maturities available for sale:
       U.S. government and agency debt securities..........................    $  267.9     $  295.7      $564.6
       U.S. corporate debt securities......................................       430.7        356.6       137.8
       Non-U.S. government debt securities.................................       110.2         54.4        30.6
       Non-U.S. corporate debt securities..................................        16.6         54.0        67.0
       U.S. mortgage-backed securities.....................................       102.7        147.0          --
                                                                               --------     --------      ------
          Subtotal.........................................................       928.1        907.7       800.0
       Other investments...................................................        29.6          7.2         1.6
     Short-term investments................................................        13.8         12.8        25.0
     Cash and cash equivalents.............................................       110.5        132.1       115.7
                                                                               --------     --------      ------
          Total............................................................    $1,082.0     $1,059.8      $942.3
                                                                               ========     ========      ======

     The following table summarizes the fair value by contractual maturities of our fixed maturity investment portfolio at the dates indicated.

                                                                                        AT DECEMBER 31,
                                                                                 2000         1999        1998
                                                                              ----------  -----------  ----------
                                                                                          (IN MILLIONS)
     Due in less than one year............................................     $  29.0      $   2.8      $ 193.7
     Due after one through five years.....................................       519.8        456.4        393.7
     Due after five through ten years.....................................       201.4        226.1        121.4
     Due after ten years..................................................        75.2         75.4         91.2
     U.S. mortgage-backed securities......................................       102.7        147.0          --
                                                                               -------      -------      -------
     Total................................................................     $ 928.1      $ 907.7      $ 800.0
                                                                               =======      =======      =======


     Maturity and Duration of Fixed Maturity Portfolio. Currently, we maintain a target duration of approximately three years on a weighted average basis, reflecting our belief that it is important to maintain a liquid, shorter-duration portfolio to better assure our ability to pay claims on a timely basis. The actual portfolio duration may not exceed the target duration by more than two years. From time to time, we expect to reevaluate the target duration in light of estimates of the duration of our liabilities and market conditions, including the levels of then prevailing interest rates.

     Quality of Debt Securities in Portfolio. Our guidelines for our various investment classes have strict restrictions on credit quality, duration and benchmark relative exposures.

     The following table summarizes the composition of the fair value of the fixed maturity portfolio at the dates indicated by rating as assigned by S&P or, with respect to non-rated issues, as estimated by our investment managers.


                                                  AT DECEMBER 31,
     RATING                                2000         1999        1998
     ------                              ---------   ----------  ----------
     AAA...............................     69.1%        72.9%       70.9%
     AA................................      9.4          5.0         4.3
     A.................................      5.5          5.9         9.2
     BBB...............................      5.1          4.8         3.7
     BB................................      2.9          3.7         5.2
     B.................................      5.5          5.3         2.2
     CCC...............................      0.3          --          --
     CC................................      0.1          --          --
     NR................................      2.1          2.4         4.5
                                          ------       ------      ------
                                           100.0%       100.0%      100.0%
                                          ======       ======      ======

COMPETITION

     With total managed gross premiums written of $397.0 million for the year ended December 31, 2000, we are one of the largest providers of property catastrophe reinsurance in the world. We have an estimated market share of approximately 7-9% of the property catastrophe reinsurance business, based on managed gross premiums written.

     Our principal competition in the industry comes from multi-line insurance and reinsurance providers that write catastrophe-based products as part of a larger portfolio. The major players include companies based in the United States, Europe and Bermuda. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. Further, the reinsurance industry is undergoing a marked trend toward greater consolidation.

     In our primary business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than RenaissanceRe. Primary insurers compete on the basis of factors including selling effort, product, price, service, financial strength and reputation.

     We are also aware of many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Among other things, over the last several years capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance. In addition, the tax policies of the countries where our clients operate can affect demand for reinsurance. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting.

MARKETING

   REINSURANCE

     We believe that our modeling and technical expertise, combined with our leading industry performance, has enabled us to become a provider of first choice to our insurers and reinsurers worldwide. We market our reinsurance products worldwide exclusively through reinsurance brokers. We focus our marketing efforts on targeted brokers and insurance and reinsurance companies. We believe that our existing portfolio of business is a valuable asset given the renewal nature of the reinsurance industry and, therefore, we attempt to continually strengthen relationships with our existing brokers and clients. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

     We believe that primary insurers' and brokers' willingness to use a particular reinsurer is based not just on pricing terms, but on the financial security of the reinsurer, its claim paying ability ratings, perceptions of the quality of a reinsurer's service, the reinsurer's willingness to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We believe that we have established a reputation with our brokers and clients for prompt response on underwriting submissions and for fast claims payments. The modeling demonstrations and seminars that we provide to our brokers and clients further enhance our position as a provider of first choice. Since we selectively write large lines on a limited number of property catastrophe reinsurance contracts, we can establish reinsurance terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness.

     We believe that our ability to design customized programs and to provide advice on catastrophe risk management has helped us to develop long-term relationships with brokers and clients.

     Our reinsurance brokers perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. Subsidiaries and affiliates of Marsh Inc., Greig Fester, E.W. Blanch & Co., AON Re Group, and Willis Faber accounted for approximately 26.5%, 15.7%, 15.7%, 14.9% and 5.5%, respectively, of our gross premiums written in 2000.

     During 2000, Renaissance Reinsurance issued authorization for coverage on programs submitted by 26 brokers worldwide. We received approximately 1,400 program submissions during 2000. Of these submissions, we issued authorizations for coverage in 2000 for only 410 programs, or 29.3% of the program submissions received.

   PRIMARY INSURANCE

     Glencoe markets its products through a diverse group of surplus lines brokers operating primarily in catastrophe exposed states. Our homeowners insurance operations primarily market their products utilizing direct marketing techniques. We also employ point of sale distribution relationships such as mortgage companies, title companies and realtors. Our primary operations strive to retain the renewal rights to the customer and to create and maintain a comprehensive database of catastrophe-exposed property risks.

EMPLOYEES

     At December 31, 2000, we and our subsidiaries employed approximately 100 people. We believe that our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries.

     A majority of our employees receive some form of equity-based incentive compensation as part of their overall package. At December 31, 2000, our directors and officers beneficially owned 6.8% of our outstanding shares.

     Many Bermuda-based employees of RenaissanceRe and Renaissance Reinsurance, including all of our senior executives, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next few years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

REGULATION

     Bermuda. The Insurance Act 1978, as amended, and Related Regulations (the "Insurance Act"), which regulates the business of Renaissance Reinsurance and Glencoe, provides that no person may carry on an insurance business (including the business of reinsurance) in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Minister of Finance (the "Minister"). Renaissance Reinsurance and Glencoe are registered as a Class 4 and a Class 3 insurer under the Insurance Act, respectively. The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the Minister may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the Minister. Renaissance Managers is registered as an insurance manager under the Insurance Act.

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

     The Insurance Act mandates certain actions and filings with the Minister and the Registrar if a Class 3 insurer or a Class 4 insurer fails to meet and or maintain the required minimum solvency margin. Both Class 3 insurers and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the relevant margins) or if the declaration or payment of such dividend would cause the insurer to fail to meet the relevant margins. Where an insurer fails to meet its relevant margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Minister. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Registrar an affidavit stating that it will continue to meet its relevant margins. Class 3 insurers and Class 4 insurers must obtain the Minister's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act 1981 which apply to all Bermuda companies.

     Annual Statutory Financial Return. Class 3 and Class 4 insurers are required to file with the Registrar a Statutory Financial Return no later than four months after the insurer's financial year end (unless specifically extended). The Statutory Financial Return includes, among other items, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the

Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist in respect of the loss and loss expense provisions and, only in the case of Class 4 insurers, certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer, who are required to state whether the minimum solvency margin and, in the case of the solvency certificate, the minimum liquidity ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

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

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of each of Renaissance Reinsurance and Glencoe is at our offices at Renaissance House, 8-12 East Broadway, Pembroke HM 19 Bermuda and Mr. John D. Nichols, our Senior Vice President, is the principal representative of Renaissance Reinsurance and Glencoe. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless thirty days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within thirty days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that a reportable event has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

     Certain Other Bermuda Law Considerations. As "exempted companies", we and our Bermuda subsidiaries are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, as exempted companies, we and our Bermuda subsidiaries may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without required authorization, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under license granted by the Minister. Generally it is not permitted without a special license granted by the Minister to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

     We and our Bermuda subsidiaries must comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

     United States and Other. Renaissance Reinsurance is not admitted to transact the business of insurance in any jurisdiction except Bermuda. However, the insurance laws of each state of the United States and of many other countries permit and regulate the sale of insurance and reinsurance to insureds and ceding insurers located within their jurisdictions by non-admitted alien insurers, such as Renaissance Reinsurance, from locations outside the state or country. With some exceptions, such sale of insurance or reinsurance from within a jurisdiction where the insurer is not admitted to do business is prohibited. Renaissance Reinsurance does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that Renaissance Reinsurance be so admitted.

     Glencoe is eligible to write excess and surplus lines primary insurance in 29 states and is subject to the regulation and reporting requirements of these states. In accordance with certain requirements of the National Association of Insurance Commissioners, Glencoe has established, and is required to maintain, a trust funded with a minimum of $15.0 million as a condition of its status as an eligible, non-admitted insurer in the U.S. DeSoto is a licensed property/casualty insurer in Florida and Nobel is licensed and subject to regulation as a property/casualty insurer in all 50 U.S. states and the District of Columbia.

     Our U.S. operations are subject to extensive regulation under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The extent of regulation varies from state to state but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, and market conduct regulation including the use of credit information in underwriting and other underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. In general, regulated insurers must file all rates for directly underwritten insurance with the insurance department of each state in which they operate on an admitted basis; however, reinsurance generally is not subject to rate regulation.

     Our U.S. insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies such as Glencoe which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. We do not expect the amount of any such guaranty fund assessments to be paid by us, if any, in 2000 to be material.

     Holding Company Regulation. We and our U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, and insurers that are subsidiaries of insurance holding companies, to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

     Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Florida, DeSoto's state of domicile, requires that dividends be paid only out of earned surplus and limits the annual amount payable without the prior approval of the Florida Insurance Department to the greater of 10% of policyholders' surplus adjusted for unrealized gains or 100% of prior year statutory net income. Texas, Nobel's state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates.

     In addition, as a result of our ownership of DeSoto and Nobel, under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

     NAIC Ratios. The NAIC has established eleven financial ratios to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC's Insurance Regulatory Information System ("IRIS") calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Generally, an insurance company will be subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios.

     Codification of Statutory Accounting Principles. In their ongoing effort to improve solvency regulations, the NAIC and individual states have enacted certain laws and statutory financial statement reporting requirements. For example, NAIC rules require audited statutory financial statements as well as actuarial certification of loss and loss adjustment expense reserves therein. Other activities are focused on greater disclosure of an insurer's reliance on reinsurance and changes in its reinsurance programs and stricter rules on accounting for certain overdue reinsurance. These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. We believe we will be adequately positioned to compete in an environment of more stringent regulation.

     Risk Based Capital. The NAIC has implemented a risk-based or RBC formula and model law to be applied to all property/casualty insurance companies.

     Reinsurance Regulation. The terms and conditions of reinsurance agreements generally are not subject to regulation with respect to rates or policy terms. This contrasts with primary insurance policies and agreements, the rates and policy terms of which are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates reinsurers can charge.

     The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit on its statutory financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in a state where the primary insurer is domiciled. In addition, many states allow credit for reinsurance ceded to a reinsurer that is licensed in another state and which meets certain financial requirements, provided in some instances that the state has substantially similar reinsurance credit law requirements or the primary insurer is provided with collateral to secure the reinsurer's obligations.

     In order for primary U.S. insurers to obtain financial statement credit for the reinsurance obligations of non-U.S. reinsurers, those reinsurers must satisfy specific reinsurance credit requirements. Non-U.S. reinsurers, such as RenaissanceRe, that are not licensed in a state generally may become accredited by filing certain financial information with the relevant state commissioner and maintaining a U.S. trust fund for the payment of valid reinsurance claims in an amount equal to the reinsurer's reinsurance liabilities covered by the trust plus an additional $20 million. In addition, unlicensed and unaccredited reinsurers may secure the U.S. primary insurer with funds equal to its reinsurance obligations in the form of cash, securities, letters of credit or reinsurance trusts. Renaissance Reinsurance generally posts a letter of credit or provides other forms of security after a claim is reported to comply with U.S. reinsurance credit requirements.

     The Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 ("GLBA") implementing fundamental changes in the regulation of the financial services industry in the United States. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitted mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company". Bank holding companies and other entities that qualify and elect to be treated as a financial holding company may engage in activities, and acquire companies engaged in activities that are "financial" in nature or "incidental" or "complementary" to such financial activities. These financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

     A financial holding company can own any kind of insurer or insurance broker or agent but its bank subsidiary cannot own an insurance company. Under the GLBA, national banks retain their existing ability to sell insurance products in some circumstances.

     Under state law, the financial holding company must apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer. Under the GLBA, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers or the licensing of a bank or bank affiliate as an insurer, agent or broker as permitted by the GLBA.

     Until the passage of the GLBA, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially affect our U.S. subsidiaries' product lines by substantially increasing the number, size and financial strength of potential competitors.

     The expansion of our primary insurance operations, together with the potential of further expansion into additional insurance markets, could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that RenaissanceRe or Renaissance Reinsurance will become subject to U.S. regulation.

SEGMENT INFORMATION

     Certain information regarding our segments of operations are contained in
Note 15 to our Consolidated Financial Statements provided in Item 14(a) of this Form 10-K.

PROGRAM LIMITS

     The following table sets forth the number of the Company's reinsurance programs in force at December 31, 2000 by aggregate program limits.

                                                                     NUMBER OF
     AGGREGATE PROGRAM LIMIT                                          PROGRAMS
     -----------------------                                        -----------
     $50-70 million................................................       9
     $40-50 million................................................       9
     $30-40 million................................................       9
     $20-30 million................................................      22
     $10-20 million................................................      42
     Less than $10 million.........................................     238
                                                                    -----------
          Total....................................................     329
                                                                    ===========

FOREIGN CURRENCY EXPOSURES

     Our functional currency is the United States ("U.S.") dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our financial statements.

     Our foreign currency policy is to hold foreign currency assets, including cash and receivables, that approximate the net monetary foreign currency liabilities, including loss reserves and reinsurance balances payable. All changes in the exchange rates are recognized currently in our statement of income. We seek to hedge our exposure to foreign currency transactions.

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

Incurred but not reported
("IBNR") Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer including unknown future developments on losses which are known to the insurer or reinsurer.

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

Total Managed Cat Premium         The total catastrophe reinsurance premiums
                                  written on a gross basis by our Top Layer Re and OPCat joint ventures as well as by our wholly owned subsidiaries

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

ITEM 2.  PROPERTIES

     We lease office space in Bermuda, where our executive offices are located.

     In 2000, Nobel sold both of the real properties it formerly owned. These transactions were not material to RenaissanceRe. Since the time of such sales, Nobel has leased and occupied 8,366 square feet of space at 8001 LBJ Freeway, Dallas, Texas from LBJ Commerce Center Inc. This lease commenced August 1, 2000 and provides for a term of 36 months. This space is used as the administrative offices of both Nobel Insurance Company and Nobel Service Corporation.

ITEM 3.  LEGAL PROCEEDINGS

     We are, from time to time, a party to litigation and arbitration that arises in the normal course of its business operations. While any proceeding contains an element of uncertainty, we believe that it is not presently a party to any such litigation or arbitration that is likely to have a material adverse effect on our business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES

     Our common shares began publicly trading on June 27, 1995. Our New York Stock Exchange symbol is "RNR". The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading.

                                                               PRICE RANGE OF
                                                               COMMON SHARES
                                                            -------------------
PERIOD                                                       HIGH         LOW
- ------                                                      ------      -------
1998
First Quarter.........................................      $50.75      $39.63
Second Quarter........................................       50.69       43.00
Third Quarter.........................................       48.31       41.44
Fourth Quarter........................................       45.38       34.50

1999
First Quarter.........................................      $37.00      $31.50
Second Quarter........................................       38.13       30.00
Third Quarter.........................................       37.44       34.31
Fourth Quarter........................................       43.19       33.19

2000
First Quarter.........................................      $41.13      $35.88
Second Quarter........................................       44.13       36.13
Third Quarter.........................................       64.88       42.50
Fourth Quarter........................................       81.50       58.13

2001
First Quarter (through March 29, 2001)................      $84.18      $62.10


     On March 29, 2001 the last reported sale price for our common shares was $67.00 per share. At March 29, 2001 there were approximately 110 holders of record of our common shares and approximately 3,400 beneficial holders. As a result of the sale by St. Paul of all of its shares on March 13, 2001, we expect that the number of our shareholders may increase.

DIVIDEND POLICY

     Historically, we have paid quarterly dividends on our common shares, and have increased our dividend during each of the six years since our initial public offering. Most recently, our Board declared a dividend of $0.40 per share payable on March 6, 2001 to shareholders of record at February 20, 2001. We expect to continue the payment of dividends in the future, but we cannot assure that they will continue. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

     As a holding company with no direct operations, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to pay dividends to our shareholders. Our Bermuda insurance subsidiaries are required by applicable law and regulations to maintain a minimum solvency margin and minimum liquidity ratio, and are prohibited from paying dividends that would result in a breach of these requirements. Further, Renaissance Reinsurance, as a Class 4 insurer in Bermuda, may not pay dividends which would exceed 25% of its capital and surplus, unless it first makes filings confirming that it meets the required margins. Generally, our U.S. insurance subsidiaries may only pay dividends out of earned surplus. Moreover, the amount payable without the prior approval of the applicable state insurance department is generally limited to the greater of 10% of policyholders' surplus or statutory capital, or 100% of the subsidiary's prior year statutory net income. If our subsidiaries are restricted from paying dividends to us, we may be unable to pay dividends to shareholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected financial data and other financial information at and for each of the years in the five year period ended December 31, 2000. The historical financial information was prepared in accordance with U.S. generally accepted accounting principles. The statement of income data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the balance sheet data at December 31, 2000, 1999, 1998, 1997 and 1996 were derived from our audited consolidated financial statements, which have been audited by Ernst & Young, our independent auditors. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

                                                                        YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                      2000          1999         1998          1997          1996
                                                  -----------   -----------  -----------   -----------    -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
STATEMENT OF INCOME DATA:
Gross premiums written.......................      $433,002      $351,305      $270,460      $228,287       $269,913
Net premiums written.........................       293,303       213,513       195,019       195,752        251,564
Net premiums earned..........................       267,681       221,117       204,947       211,490        252,828
Net investment income........................        77,868        60,334        52,834        49,573         44,280
Net realized losses on sales of investments..        (7,151)      (15,720)       (6,890)       (2,895)        (2,938)
Claims and claim expenses incurred...........       108,604        77,141       112,752        50,015         86,945
Acquisition costs............................        38,530        25,500        26,506        25,227         26,162
Operational expenses.........................        37,954        36,768        34,525        25,131         16,731
Pre-tax income...............................       131,876       102,716        54,102       139,249        156,160
Net income...................................       127,228       104,241        74,577       139,249        156,160
Operating income(1)..........................       134,379       119,961       121,547       142,144        159,098
Operating earnings per common share--
  diluted(1).................................      $   6.86      $   5.82      $   5.42      $   6.19       $   6.12
Earnings per common share--  diluted(2)......          6.50          5.05          3.33          6.06           6.01
Dividends per common share...................          1.50          1.40          1.20          1.00           0.80
Weighted average common shares
  outstanding................................        19,576        20,628        22,428        22,967         25,995

OPERATING RATIOS:(1)
Claims/claim expense ratio...................          40.6%         34.9%         33.1%         23.7%          34.3%
Underwriting expense ratio...................          28.5          28.1          29.3          23.8           17.0
                                                   --------      --------      --------      --------       --------
Combined ratio...............................          69.1%         63.0%         62.4%         47.5%          51.3%
                                                   ========      ========      ========      ========       ========
Operating return on average
  shareholders' equity.......................          21.0%         19.8%         19.2%         25.0%          29.8%


                       footnotes appear on following page

                                                                        YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                      2000          1999         1998          1997          1996
                                                  -----------   -----------  -----------   -----------    -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
BALANCE SHEET DATA:
Total investments and cash...................     $1,082,046    $1,059,790   $  942,309      $859,467       $802,466
Total assets.................................      1,468,989     1,617,243    1,356,164       960,749        904,764
Reserve for claims and claim
  expenses...................................        403,611       478,601      298,829       110,037        105,421
Reserve for unearned premiums................        112,541        98,386       94,466        57,008         65,617
Bank loans...................................         50,000       250,000      100,000        50,000        150,000
Company obligated mandatorily
  redeemable capital securities of a
  subsidiary trust holding solely
  junior subordinated debentures of
  RenaissanceRe(3)...........................         87,630        89,630      100,000       100,000             --
Total shareholders' equity...................        700,818       600,329      612,232       598,703        546,203
Book value per common
  share(4)...................................     $    35.72    $    30.50   $    28.28      $  26.68       $  23.21
Common shares outstanding....................         19,621        19,686       21,646        22,441         23,531

SEGMENT INFORMATION:

REINSURANCE
  Gross premiums written.....................     $  382,816    $  282,345   $  207,189      $221,246       $268,361
  Net premiums written.......................        287,941       205,192      167,152       189,562        250,512
  Pre-tax income.............................        150,003       117,408      126,768       146,209        161,855
  Claims/claim expense ratio.................           40.4%         32.7%        25.0%         23.6%          34.4%
  Underwriting expense ratio.................           26.8          25.8         28.1          22.6           16.2
                                                  ----------    ----------   ----------      --------       --------
  Combined ratio.............................           67.2%         58.5%        53.1%         46.2%          50.6%
                                                  ==========    ==========   ==========      ========       ========

PRIMARY
  Gross premiums written.....................     $   50,186    $   68,960   $   63,271      $  7,041       $  1,552
  Net premiums written.......................          5,362         8,321       27,867         6,190          1,052
  Pre-tax income(1)..........................         (4,682)        8,926        4,288         2,421            900
  Claims/claim expense ratio (5).............           47.0%         52.2%        72.1%         25.0%            NM(5)
  Underwriting expense ratio (5).............           98.1          12.4         37.1          86.1             NM
                                                  ----------    ----------   ----------      --------
  Combined ratio(5)..........................          145.1%         64.6%       109.2%        111.1%            NM
                                                  ==========    ==========   ==========      ========       ========

- ----------

(1) Operating income excludes net realized gains or losses on investments. For 1998, operating income, operating earnings per common share -- diluted, the claims/claim expense ratio, the underwriting ratio, the combined ratio and the operating return on average shareholders' equity also exclude the impact of an after-tax charge of $40.1 million taken in the fourth quarter of 1998 related to our subsidiary, Nobel. Including the charge related to Nobel, operating income, operating earnings per common share -- diluted, the claims/claim expense ratio, the underwriting ratio, the combined ratio and the operating return on average shareholders' equity would have been $81.5 million, $3.63, 55.0%, 29.8%, 84.8% and 12.9%, respectively. Also for 1998, the primary segment information of pre-tax income and the claims/claim expense ratio also excludes the impact of the Nobel charge. Including the charge relating to Nobel, primary segment pre-tax income would have been a loss of $51.4 million and the claims/claim expense ratio would have been 200.0%.

(2) Earnings per common share -- diluted was calculated by dividing net income available to common shareholders by the number of weighted average common shares and common share equivalents outstanding. Common share equivalents are calculated on the basis of the treasury stock method.

(3) The item "Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of RenaissanceRe" reflects $87.6 million aggregate liquidation amount of the capital securities issued by a subsidiary trust. The sole assets of the trust are $87.6 million aggregate principal amount of 8.54% junior subordinated debentures due March 1, 2027 issued by RenaissanceRe.

(4) Book value per common share was computed by dividing total shareholders' equity by the number of outstanding common shares.

(5) The ratios are not meaningful for 1996 as this was the initial year of operations and earned premiums were $0.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of our results of operations for the year ended December 31, 2000 compared with the year ended December 31, 1999, and for the year ended December 31, 1999 compared with the year ended December 31, 1998 and also a discussion of our financial condition at December 31, 2000. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements.

OVERVIEW

     Founded in 1993, RenaissanceRe is one of the leading providers of property catastrophe reinsurance coverage in the world. We believe that we are a provider of first choice for many insurers and reinsurers, due to our modeling and technical expertise and our industry leading performance. We principally provide property catastrophe reinsurance to insurers and reinsurers, with exposures worldwide, on an excess of loss basis. Property catastrophe reinsurance generally provides protection from claims arising from large catastrophes, such as earthquakes, hurricanes, winter storms, freezes, floods, fires, tornados and other man-made or natural disasters.

     For the years ended December 31, 2000 and December 31, 1999, our gross premiums written were approximately $433.0 million and $351.3 million, respectively, our net premiums written were $293.3 million and $213.5 million, respectively, our operating income was $134.4 million (or $6.86 per share) and $120.0 million (or $5.82 per share), respectively, and our net income was $127.2 million (or $6.50 per share) and $104.2 million (or $5.05 per share), respectively. At December 31, 2000, we had total assets of $1.5 billion and total shareholders' equity of $700.8 million.

     Our principal subsidiary is Renaissance Reinsurance, a Bermuda domiciled company. In 2000, Renaissance Reinsurance wrote $382.8 million of gross written premiums, compared to $282.3 million in 1999. Of these premiums, $345.0 million were derived from property catastrophe reinsurance coverage, compared to $279.7 million in 1999. Renaissance Reinsurance is one of the largest providers of this coverage in the world. In addition to property catastrophe reinsurance, we write certain specialty lines of reinsurance, including accident and health, finite, satellite and aviation.

     In January 1999, Renaissance Reinsurance formed Top Layer Re with State Farm to provide high layer coverage for non-U.S. risks. Renaissance Reinsurance and State Farm each own 50% of Top Layer Re. OPCat is a wholly owned subsidiary of Overseas Partners. In November 1999, RenaissanceRe incorporated Renaissance Underwriting Managers to act as underwriting manager to OPCat. Together, these joint ventures have access to approximately $3.4 billion of capital. We receive profit participation and fee-based income from these ventures.

     We believe that our position as a leading property catastrophe reinsurance underwriter has been strengthened by the 40% growth in total managed catastrophe premiums we experienced in 2000. Our total managed catastrophe premiums, which include premiums we write on behalf of our Top Layer Re and OPCat joint ventures together with those written by our wholly owned subsidiaries, grew to $397.0 million on a gross basis for the year ended December 31, 2000, including $80.2 million written on behalf of our joint ventures.

     We also provide reinsurance coverage through Renaissance Reinsurance of Europe. Renaissance Europe was incorporated in 1998 under the laws of Ireland as a wholly owned subsidiary of Renaissance Reinsurance.

     We also write primary insurance and provide certain related services, principally in lines that are exposed to catastrophe risk. Our subsidiaries involved in primary insurance include Glencoe Insurance Ltd., Paget Insurance Services, Pembroke Managing Agents, DeSoto Insurance Company, DeSoto Prime Insurance Company and Nobel Insurance Company.

     Glencoe was incorporated in 1996 as a wholly owned subsidiary of RenaissanceRe. Glencoe provides primary catastrophe exposed property coverage on an excess and surplus lines basis, and is eligible to write business in 29 states. During 2000, Glencoe wrote $5.3 million of primary insurance premium, compared to $5.0 million in 1999.

DeSoto Insurance was incorporated in 1997 as a wholly owned subsidiary of Glencoe, to assume and renew homeowner policies from the Florida Residential Property and Casualty Joint Underwriting Association, a state sponsored insurance company. During 2000, DeSoto wrote $12.7 million of primary homeowners insurance coverage, compared to $14.3 million in 1999. Paget, Pembroke and DeSoto Prime are all active in the Florida homeowners market.

     We also own Nobel, a Texas-domiciled insurance company. Following a 1998 fourth quarter after-tax charge of $40.1 million, Nobel disposed of its business lines in 1999. Nobel continues to be a licensed insurer in all 50 states, although there can be no assurance that these licenses can be retained.

     Our results depend to a large extent on the frequency and severity of catastrophic events, and the coverage offered to clients impacted by these events. In addition, from time to time, we may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage and opportunities that will not detract from our core reinsurance operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Our operating income, which excludes realized gains and losses on investments, for the year ended December 31, 2000 was $134.4 million, compared with $120.0 million for the year ended December 31, 1999. Our operating earnings per common share for the year ended December 31, 2000 was $6.86, compared with $5.82 for the year ended December 31, 1999. The increase in operating income was primarily the result of increased fee income from our joint ventures, Top Layer Re and OPCat, and also from an increase in investment income due to increased yields and an increase in the size of the investment portfolio, slightly offset by an increase in interest expense.

     Our gross premiums written for the year ended December 31, 2000 increased by $81.7 million, or 23.2%, to $433.0 million from $351.3 million for the year ended December 31, 1999. Gross premiums written by segment were:

                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                                     2000          1999
                                                 -----------   -----------
                                                      (IN THOUSANDS)
     Reinsurance.............................     $ 382,816     $ 282,345
     Primary.................................        50,186        68,960
                                                  ---------     ---------
     Total...................................     $ 433,002     $ 351,305
                                                  =========     =========

     Our increase in reinsurance premiums written in 2000 resulted primarily from (1) an increase of $35.0 million in our premiums from noncatastrophe reinsurance, from $2.7 million in 1999 to $37.7 million in 2000, (2) an increase in reinstatement premiums to $20.3 million in 2000, compared with $6.8 million in 1999, primarily related to the 1999 European windstorms and (3) increased opportunities to provide reinsurance to reinsurers due to the large level of catastrophes in 1999. Premiums written by our primary insurance companies decreased due to the reduced premiums at Nobel, from $49.6 million in 1999 to $32.2 million in 2000, due to the run-off of the Nobel businesses.

     During 2000, we continued to purchase reinsurance to reduce our exposure to certain losses. Our ceded premiums were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                    2000          1999
                                                -----------   -----------
                                                      (IN THOUSANDS)
     Reinsurance.............................    $  94,875     $  77,152
     Primary.................................       44,824        60,640
                                                 ---------     ---------
     Total...................................    $ 139,699     $ 137,792
                                                 =========     =========

     The increase in ceded reinsurance was primarily the result of increased costs of ceded reinsurance contracts renewed by Renaissance Reinsurance and increased purchases of reinsurance by Renaissance Reinsurance. The reduction in ceded reinsurance by our primary insurance companies primarily relates to the reduction in gross written premiums from Nobel. Approximately 55% of the limits under our reinsurance coverage has been purchased on a multi-year basis, which we expect will result in relatively stable costs on the majority of those policies for the fiscal years 2001 and 2002. To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the potential volatility of our results.

     Our gross premiums written by geographic region were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
                                                          (IN THOUSANDS)
   United States and Caribbean.....................   $ 145,871     $ 173,598
   Worldwide.......................................      98,923        46,712
   Worldwide (excluding U.S.)(1)...................      60,382        27,276
   Europe..........................................      22,071        26,437
   Other...........................................       9,559         2,370
   Australia and New Zealand.......................       8,280         3,212
   Noncatastrophe reinsurance(2)...................      37,730         2,740
                                                      ---------     ---------
   Total reinsurance...............................     382,816       282,345
   United States -- primary........................      50,186        68,960
                                                      ---------     ---------
   Total gross premiums written....................   $ 433,002     $ 351,305
                                                      =========     =========
- ----------

(1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2) The category "Noncatastrophe reinsurance" includes coverages related to noncatastrophe reinsurance risks assumed by us. These coverages primarily include exposure to claims from accident and health, finite, satellite and aviation risks assumed by us.


     The table below sets forth our claims, expense and combined ratios:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
     Claims and claim expenses ratio.....................    40.6%      34.9%
     Underwriting expense ratio..........................    28.5       28.1
                                                           ------     ------
     Combined ratio......................................    69.1%      63.0%
                                                           ======     ======

     Our claims and claim expenses incurred for the year ended December 31, 2000 were $108.6 million, or 40.6% of net premiums earned. In comparison, our claims and claim expenses incurred for the year ended December 31, 1999 were $77.1 million, or 34.9% of net premiums earned. The primary reason for the increase in the claims and claim expenses ratio was the increase in gross premiums written from noncatastrophe reinsurance products which typically produce a higher loss ratio than our principal product, property catastrophe reinsurance. Due to the potential high severity of claims related to the property catastrophe reinsurance business, there can be no assurance that we will continue to experience this level of claims in future years.

     For our reinsurance operations, estimates of claims and claim expenses incurred and losses recoverable are based in part upon the estimation of claims resulting from catastrophic events. Our estimation of claims resulting from catastrophic events based upon our own historical claim experience is inherently difficult because of the variability and uncertainty associated with property catastrophe claims. Therefore, we utilize both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

     For both our reinsurance and primary operations, we use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a loss to us through the settlement of our liability may be several years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase in our overall reserves, while at other times we may reallocate incurred but not reported (IBNR) reserves to specific case reserves. Reserve estimates are reviewed regularly, and such adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

     Acquisition costs and operational expenses, consisting of brokerage commissions, excise taxes and other costs directly related to our underwriting operations, for the year ended December 31, 2000 were $76.5 million, or 28.5% of net premiums earned, compared with $62.3 million, or 28.1% of net premiums earned, for the year ended December 31, 1999. The primary contributor to the increase in the underwriting expense ratio was the increase in gross premiums earned by Renaissance Reinsurance with respect to noncatastrophe reinsurance products, which typically produce a higher underwriting expense ratio than our principal product, property catastrophe reinsurance.

     Net investment income (which excludes net realized investment losses) for the year ended December 31, 2000 was $77.9 million, compared with $60.3 million for the year ended December 31, 1999. The increase in investment income resulted primarily from an increase in interest rates during 2000, together with an increase in the investment base during the year. Although invested assets at the end of the year only reflected an increase of $22.3 million from the prior year end, we had an additional $200.0 million available during most of the year, prior to repaying $200.0 million on our bank loans during the fourth quarter.

     During 2000, we reported other income of $11.0 million, compared with $4.9 million for the year ended December 31, 1999. Substantially all of this income related to our profit participation and performance-based fees received by us from our joint ventures, Top Layer Re and OPCat. Also included in other income is approximately $0.7 million from our primary operations, and $0.4 million from our investments in non-indemnity catastrophe index transactions. For 1999, we reported $2.5 million in other income relating to recoveries on catastrophe linked index transactions and $1.4 million relating to other income from our primary operations.

     During 2000, net realized losses on sales of investments were $7.1 million, compared with $15.7 million in 1999. The realized losses in 2000 and in 1999 were primarily the result of increased interest rates and the subsequent sales of fixed income securities.

     Corporate expenses were $7.0 million in 2000 compared with $3.1 million in 1999, excluding the write-off of goodwill attributable to Nobel of $1.0 million in 2000 and $6.7 million in 1999. The primary cause of the increase was an increase in developmental expenses for our primary operations and other business development activities.

     During the year ended December 31, 2000, we recorded interest expense of $17.2 million on our outstanding debt compared with $9.9 million in 1999. The increase in interest expense was primarily related to an increase in borrowing rates during late 1999 and early 2000 and additional borrowings of $150.0 million which were outstanding for approximately five months during 1999 and for approximately eleven months during 2000. In the fourth quarter of 2000, we repaid $200.0 million of our outstanding debt.

     Also during 2000, we recorded $4.6 million of tax expense compared with a tax benefit of $1.5 million in 1999. The increase in our tax expense primarily relates to a $8.2 million deferred tax valuation allowance we recorded during 2000. Primarily as a result of the losses from Nobel, Renaissance U.S. Holdings, Inc. has recorded a net deferred tax asset, the balance of which is $18.5 million at December 31, 2000. We believe the future operations of Nobel, combined with other operating subsidiaries of Renaissance U.S., will enable us to utilize the remainder of this net operating loss carry-forward. However, it is not certain that we will realize the full benefit of this asset.

   YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Our operating income for the year ended December 31, 1999 was $120.0 million, compared with $121.5 million for the year ended December 31, 1998. Our operating earnings per common share for the year ended December 31, 1999 was $5.82, compared with $5.42 for the year ended December 31, 1998. Our consolidated net operating income excludes the impact of net realized investment gains and losses on investments, as well as, in the case of 1998, the fourth quarter charge of $40.1 million related to Nobel.

     Our gross premiums written for the year ended December 31, 1999 increased by $80.8 million, or 29.9%, to $351.3 million from $270.5 million for the year ended December 31, 1998. Our gross premiums written by segment were:

                                                 YEAR ENDED DECEMBER 31,
                                                  1999            1998
                                               -----------     -----------
                                                      (IN THOUSANDS)
    Reinsurance.............................    $ 282,345       $ 207,189
    Primary.................................       68,960          63,271
                                                ---------       ---------
    Total...................................    $ 351,305       $ 270,460
                                                =========       =========

     Our increased reinsurance premiums in 1999 resulted primarily from the numerous industry losses which occurred late in 1998 and during 1999 and the related contraction in capacity in the property catastrophe reinsurance market, which resulted in increased prices in certain pockets of the property catastrophe reinsurance market during 1999. The $75.2 million, or 36.3%, increase in premiums from our reinsurance operations was primarily the result of a 26.8% increase in premiums related to new business and a 25.3% increase related to changes in pricing, participation levels and coverage on renewed business, partially offset by a 15.8% decrease in premiums because either we or the cedent did not renew coverage.

     Premiums written by our primary insurance companies increased in 1999, largely because such results reflect a full year of premiums written for Nobel, compared with only six months of Nobel premiums during 1998. This increase was partially offset by reduced premiums written for DeSoto Insurance in 1999. The reduction in DeSoto Insurance premiums was due to the one-time initial premiums assumed from the Florida JUA during 1998 of approximately $10.0 million. During 1999 Nobel sold its principal operating units and, as a result, we expect a decrease in future premium volume from our primary insurance businesses.

     During 1999, we continued to purchase reinsurance to reduce our exposure to certain losses. Our ceded premiums were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                       1999            1998
                                                    -----------     ----------
                                                           (IN THOUSANDS)
    Reinsurance..................................    $  77,152       $ 40,036
    Primary......................................       60,640         35,405
                                                     ---------       --------
    Total........................................    $ 137,792       $ 75,441
                                                     =========       ========

     The increase in ceded reinsurance was primarily the result of increased costs of ceded reinsurance contracts renewed by Renaissance Reinsurance, increased purchases of reinsurance by Renaissance Reinsurance and Nobel ceding the large majority of its 1999 gross premiums written as part of the planned reduction of its operations. Nobel's ceded reinsurance was $41.5 million in 1999, compared with $21.8 million during 1998. To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the potential volatility of our results.

     Our gross premiums written by geographic region were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                        1999            1998
                                                     -----------     ----------
                                                            (IN THOUSANDS)
   United States and Caribbean......................  $ 173,598      $ 132,776
   Worldwide........................................     46,712         17,033
   Worldwide (excluding U.S.)(1)....................     27,276         26,326
   Europe...........................................     26,437         18,522
   Other............................................      2,370          4,495
   Australia and New Zealand........................      3,212          3,932
   Noncatastrophe reinsurance(2)....................      2,740          4,105
                                                      ---------      ---------
   Total reinsurance................................    282,345        207,189
   United States -- primary.........................     68,960         63,271
                                                      ---------      ---------
   Total gross premiums written.....................  $ 351,305      $ 270,460
                                                      =========      =========

- ------------

(1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2) The category "Noncatastrophe reinsurance" includes coverages related to noncatastrophe reinsurance risks assumed by us. These coverages primarily include exposure to claims from accident and health, finite, satellite and aviation risks assumed by us.

     The table below sets forth our combined ratio and components thereof, excluding, in the case of 1998, the Nobel charge:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           1999         1998
   Claims and claim expenses ratio.....................    34.9%        33.1%
   Underwriting expense ratio..........................    28.1         29.3
                                                           ----         ----
   Combined ratio......................................    63.0%        62.4%
                                                           ====         ====

     Our claims and claim expenses incurred for the year ended December 31, 1999 were $77.1 million, or 34.9%, of net premiums earned. In comparison, claims and claim expenses incurred for the year ended December 31, 1998 were $67.8 million, or 33.1%, of net premiums earned. The primary reason for the increase in the net incurred losses was the significant catastrophe losses that occurred during 1999. During 1999 nine significant worldwide catastrophic events occurred: the hail storms in Sydney, Australia, in April; the Oklahoma tornados in May; Hurricane Floyd in September; Typhoon Bart which struck Japan in September; Turkish and Taiwanese earthquakes in August and September, respectively; and the Danish windstorm, Anatol, and the French windstorms, Lothar and Martin, in December. Seven of these events each resulted in over $1 billion of insured damages. These events caused net incurred losses for Renaissance Reinsurance to increase to $64.4 million for 1999, or a loss ratio of 32.7%, compared with $42.4 million for 1998, or a loss ratio of 25.0%. Due to the potential high severity of claims related to the property catastrophe reinsurance business, there can be no assurance that we will continue to experience this level of claims in future years.

     Renaissance Reinsurance's incurred losses in 1998 included claims on a number of aggregate stop loss and excess of loss contracts, as well as claims related to Hurricane Georges, the January Canadian freeze, Hurricane Bonnie and additional claims from various U.S. wind, hail, tornado and flood events.

     The claims and claim expenses incurred from our primary operations for the year ended December 31, 1999 were $12.7 million, or a loss ratio of 52.2% of net premiums earned. In comparison, claims and claim expenses incurred from our primary operations for the year ended December 31, 1998 were $25.4 million, or a loss ratio of 72.1%. During 1999, DeSoto and Glencoe continued to perform within targeted loss ratios. The primary factor contributing to the reduction in net losses from our primary operations was the recognition of a portion of a deferred gain related to a retroactive reinsurance contract entered into by Nobel during 1998. Our 1998 combined ratio and components thereof exclude the 1998 Nobel charge.

     Acquisition costs and operational expenses, consisting of brokerage commissions, excise taxes and other costs directly related to our underwriting operations, for the year ended December 31, 1999 were $62.3 million, or 28.1%, of net premiums earned, compared with $60.1 million, or 29.3%, of net premiums earned for the year ended December 31, 1998, excluding the 1998 Nobel charge. The primary contributor to the decrease in the underwriting expense ratio was the increase in premiums earned by Renaissance Reinsurance with no corresponding increase in the costs to operate the reinsurance operations. This was slightly offset by increased costs at Nobel, primarily related to severance costs, and increased costs at DeSoto Insurance for additional hires.

     Net investment income (which excludes net realized investment losses) for the year ended December 31, 1999 was $60.3 million, compared with $52.8 million for the year ended December 31, 1998. The increase in investment income resulted primarily from an increase in interest rates during 1999 plus the $132.5 million increase in the amount of invested assets during the year, which was primarily the result of cash flows provided by operations of $130.3 million and an increase in the borrowings under our line of credit of $150.0 million, partially offset by dividends paid and share repurchases of $28.9 million and $80.1 million, respectively.

     During 1999, we reported other income of $4.9 million, compared with $9.8 million for the year ended December 31, 1998. The majority of other income in 1999 relates to recoveries on non-indemnity catastrophe index transactions.

     During 1999, our net realized losses on sales of investments were $15.7 million, compared with $6.9 million in 1998. The 1999 losses were primarily the result of increased interest rates during 1999 and the subsequent sales of fixed income securities.

     Excluding a write-off of goodwill attributable to Nobel, corporate expenses were $3.1 million in 1999, compared with $4.2 million in 1998. During 1999, in conjunction with the sale and reinsurance of the primary business units of Nobel, we wrote off $6.7 million of goodwill. The 1998 amount excludes charges related to Nobel.

     During the year ended December 31, 1999, we recorded interest expense of $9.9 million on our outstanding debt and $8.3 million on our capital trust securities, compared with $4.5 million and $8.5 million in 1998, respectively. The increase in interest expense on our outstanding debt was primarily related to an increase in borrowing rates and the additional borrowings of $150.0 million during 1999, $125.0 million of which was drawn on August 17, 1999.

     On June 25, 1998, we completed our acquisition of the U.S. operating subsidiaries (including Nobel) of Nobel Insurance Limited, a Bermuda company, for $56.1 million. We accounted for this acquisition using the purchase method of accounting. We did not issue shares as part of the purchase.

     During the fourth quarter of 1998, we recorded an after-tax charge of $40.1 million, consisting of $29.6 million of adverse development on Nobel's casualty and surety books of business, a goodwill write-down of $6.6 million, and other related costs of $3.9 million. Consequently, we adopted a plan to exit each of Nobel's business units. Subsequently, Nobel completed the reinsurance of the casualty and surety books of business and its bail and low-value dwelling books of business have been assumed by third parties. Also, Nobel completed the sale of its IAS/Cat Crew subsidiary to its management team in an earn-out transaction.

FINANCIAL CONDITION

   LIQUIDITY AND CAPITAL RESOURCES

     As a holding company, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt, cash distributions on outstanding obligations and to pay quarterly dividends to our shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law. U.S. statutory regulations and The Bermuda Insurance Act 1978, amendments thereto and related regulations of Bermuda require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At December 31, 2000, the statutory capital and surplus of our Bermuda insurance subsidiaries was $738.5 million, and the amount required to be maintained by the Act was $135.0 million. During 2000, Renaissance Reinsurance paid aggregate cash dividends of $95.6 million to our parent company, compared with $95.1 million in 1999.

     Our operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $310.0 million credit facility to meet the liquidity needs of our subsidiaries. We had drawn down $8.0 million of this facility at December 31, 2000.

     In connection with the Nobel acquisition, Renaissance U.S. borrowed $35.0 million from a syndicate of banks. In addition, the banks provided a $15.0 million revolving loan facility. At December 31, 2000, $42.0 million was outstanding under these lines. RenaissanceRe has guaranteed these borrowings.

   CASH FLOWS

     Cash flows from operating activities resulted principally from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting expenses. Cash flows from operations in 2000 were $250.8 million, compared with $130.3 million in 1999. The 2000 cash flows from operations were primarily utilized to purchase $25.1 million of our common shares, pay aggregate quarterly dividends of $29.2 million and repay $200.0 million of our bank loans. Our 1999 cash flows from operations were primarily utilized to purchase $80.1 million of our common shares and pay aggregate quarterly dividends of $28.9 million. Also during 1999, we borrowed an additional $150.0 million under our revolving credit facility, which was primarily used to purchase additional fixed income securities for the holding company's portfolio of investments.

     We have generated cash flows from operations in 2000 and in 1999 significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance business, we will consider using such capital to invest in new opportunities or will consider returning such capital to our shareholders.

     Because of the nature of the coverages we provide, which typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

   CAPITAL RESOURCES

     Our total capital resources at December 31, 2000 and 1999 were as follows:

                                                         AT DECEMBER 31,
                                                  ------------------------------
                                                       2000            1999
                                                  --------------  --------------
                                                          (IN THOUSANDS)
   Shareholders' equity.........................   $   700,818     $   600,329
   Revolving credit facility -- unborrowed......       302,000         100,000
   Revolving credit facility -- borrowed........         8,000         200,000
   Term and revolving loan facility.............        42,000          50,000
   Minority interest -- capital securities......        87,630          89,630
                                                   -----------     -----------
             Total capital resources............   $ 1,140,448     $ 1,039,959
                                                   ===========     ===========

     We have a revolving credit and term loan agreement with a syndicate of commercial banks. During 1999 we increased our borrowings under the facility to $200.0 million from $50.0 million at December 31, 1998. The additional funds drawn during 1999 increased the liquidity at the holding company, RenaissanceRe, and were available, if necessary, to be contributed to the operating subsidiaries following a large catastrophic event. During 2000, we renegotiated our revolving credit facility and repaid $200.0 million of the then outstanding balance. Interest rates on the facility are based on a spread above LIBOR and averaged 7.03% during 2000, compared to 5.76% in 1999. Our revolving credit agreement contains certain financial covenants including requirements that consolidated debt to capital does not exceed a ratio of 0.35:1; consolidated net worth must exceed the greater of $100.0 million or 125% of consolidated debt; and 80% of invested assets must be rated BBB-- or better. Under the terms of the agreement, and if we are in compliance with the covenants thereunder, we have access to the $302.0 million. We were in compliance with all the covenants of this revolving credit and term loan agreement at December 31, 2000.

     Renaissance U.S. has a $27.0 million term loan and $15.0 million revolving loan facility with a syndicate of commercial banks, each of which is guaranteed by RenaissanceRe. Interest rates on the facility are based upon a spread above LIBOR, and averaged 6.98% during 2000, compared to 5.91% in 1999. The related agreements contain certain financial covenants, including a covenant that RenaissanceRe, as principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan has mandatory repayment provisions approximating $9 million per year in each of years 2001 through 2003. During 2000, Renaissance U.S. repaid approximately $8 million of this facility. We were in compliance with all the covenants of this term loan and revolving loan facility at December 31, 2000.

     Our subsidiary RenaissanceRe Capital Trust has issued capital securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2000 we purchased $2.0 million of these capital securities recognizing a gain of $0.5 million which has been reflected in shareholders' equity. During 1999 we purchased $10.4 million of these capital securities recognizing a gain of $1.8 million which was also reflected in shareholders' equity. The sole asset of the Trust consists of our junior subordinated debentures in an amount equal to the outstanding capital securities. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at December 31, 2000. The capital trust securities mature on March 1, 2027. These securities are required by accounting principles to be classified as minority interest, rather than as a component of our shareholders' equity.

     Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. We have obtained a facility providing for the issuance of letters of credit. This facility is secured by a lien on a portion of our investment portfolio. At December 31, 2000, we had outstanding letters of credit aggregating $44.9 million, compared to $73.2 million in 1999. Also, in connection with our Top Layer Re joint venture we have committed $37.5 million of collateral to support a letter of credit.

     In order to encourage employee ownership of common shares, we have guaranteed certain loan and pledge agreements between certain employees and Bank of America Illinois. Pursuant to the terms of this employee credit facility, BofA has agreed to loan the participating employees up to an aggregate of $25.0 million. The balance outstanding at December 31, 2000 was $24.8 million, compared to $24.1 million in 1999. Each loan under this employee credit facility is required to be initially collateralized by the respective participating employee with common shares or other collateral acceptable to BofA. If the value of the collateral provided by a participating employee subsequently decreases, the participating employee is required to contribute additional collateral in the amount of such deficiency. Loans under this employee credit facility are otherwise non-recourse to the participating employees. Given the level of collateral, we do not presently anticipate that we will be required to honor any guarantees under the employee credit facility, although there can be no assurance that we will not be so required in the future.

   SHAREHOLDERS' EQUITY

     During 2000, shareholders' equity increased by $100.5 million, from $600.3 million at December 31, 1999, to $700.8 million at December 31, 2000. The significant components of the change in shareholders' equity included net income from continuing operations of $127.2 million, plus an increase in unrealized appreciation on investments of $25.3 million, offset by the payment of dividends of $29.2 million and the purchase of common shares for $25.0 million.

     From time to time, we have sought to return capital to our shareholders through share repurchase programs. We currently have $27.1 million remaining under our existing programs. During 2000, we purchased 671,900 common shares for an aggregate value of $25.1 million. During 1999, we repurchased 2,226,700 common shares for an aggregate value of $80.1 million. During 1998, we purchased 1,020,670 common shares for an aggregate value of $42.7 million.

   INVESTMENTS

     At December 31, 2000, we held cash and investments totaling $1,082.0 million, compared to $1,059.8 million in 1999, with net unrealized appreciation of $6.8 million, compared to unrealized loss of $18.5 million in 1999.

     Because we primarily provide coverage for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity.

     The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets:

                                                                              AT DECEMBER 31,
                                                                             2000         1999
                                                                        ------------- -------------
                                                                               (IN THOUSANDS)
   Investments available for sale, at fair value......................   $   928,102   $   907,706
   Other investments..................................................        29,613         7,213
   Cash, cash equivalents and short term investments..................       124,331       144,871
                                                                         -----------   -----------
   Total invested assets..............................................   $ 1,082,046   $ 1,059,790
                                                                         ===========   ===========

     The growth in our portfolio of invested assets for the year ended December 31, 2000 resulted primarily from net cash provided by operating activities of $250.8 million, partially offset by payments of $200.0 million under our revolving credit facility, $29.2 million of dividends paid and $25.1 million of common share repurchases. Our investment income also increased during this period, largely as a result of the increased size of the fixed income portfolio and an increase in interest rates.

     Our current investment guidelines call for the invested asset portfolio, including cash and cash equivalents, to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At December 31, 2000, our invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.7 years and an average yield to maturity of 6.7%.

     Catastrophe Linked Instruments. We have assumed risk through catastrophe and weather linked securities and derivative instruments under which losses could be triggered by an industry loss index or natural parameters. To date we have not experienced any losses from such securities or derivatives. We can not assure you that this performance will continue. During 1999 and 1998, we recorded recoveries on non-indemnity catastrophe index transactions of $2.5 million and $7.5 million, respectively. We report these recoveries in other income.

     Derivative Securities. In order to reduce our exposure to currency fluctuations, we have entered into forward window contracts to hedge our foreign currency outstanding loss reserves. At December 31, 2000, based on market information and information provided by independent brokers, the estimated fair value of these contracts is $0.8 million. The aggregate notional amount of the contracts at December 31, 2000 is $32.0 million.

MARKET SENSITIVE INSTRUMENTS

     Our investment portfolio includes investments which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.7%, which equated to a decrease in market value of approximately $28.4 million on a portfolio valued at $1,052.4 million at December 31, 2000. At December 31, 1999, the decrease in total return would have been 2.7%, which equated to a decrease in market value of approximately $28.4 million on a portfolio valued at $1,052.6 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

CURRENCY

     Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our financial statements.

     Our current foreign currency policy is to hold foreign currency assets, including cash and receivables, that approximate the net monetary foreign currency liabilities, including loss reserves and reinsurance balances payable. All changes in the exchange rates are recognized currently in our statement of income. We seek to hedge our exposure to foreign currency transactions.

EFFECTS OF INFLATION

     The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results can not be accurately known until claims are ultimately settled.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 2001 we implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 had no significant impact on our consolidated financial statements.

CURRENT OUTLOOK

     Due to industry losses in 1999, and the related contraction of capacity in the market, we received price increases on a substantial majority of our reinsurance policies sold or renewed during the recent renewal season. However, even after these price increases, we believe that there continues to be numerous transactions in the market that are underpriced relative to expected losses. We believe that because of our competitive advantages, including our technological capabilities and our relationships with leading brokers and ceding companies, we are able to identify contracts that are adequately priced and will continue to find opportunities in the property catastrophe reinsurance markets.

     Primarily because of higher than average loss activity in 1999, our aggregate cost for reinsurance protection increased during 2000 and could continue to increase during 2001. If prices rise to levels whereby we believe the purchase of reinsurance protection would become uneconomical, then in certain geographic regions we would retain a greater level of net risk. In order to give us longer term retrocessional capacity, we have entered into multi-year contracts with respect to a portion of our portfolio. As of January 1, 2001, approximately 55% of the limits under our retrocessional coverage were purchased on a multi-year basis.

     Our financial strength and underwriting expertise have enabled us to pursue opportunities outside the property catastrophe reinsurance market, including various lines of reinsurance and the catastrophe exposed primary insurance market. We believe that our financial strength will enable us to continue to pursue other opportunities in the future. There can be no assurance that our pursuit of such opportunities will materially impact our financial condition and results of operations.

     During recent fiscal years there has been considerable consolidation among leading brokerage firms and also among our customers. Although consolidation may continue to occur, we believe that our financial strength, our position as one of the market leaders in the property catastrophe reinsurance industry and our ability to provide innovative products to the industry will minimize any adverse effect of such consolidation on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information with regard to Quantitative and Qualitative Disclosures About Market Risk is contained on page 36 of this Form 10-K under the caption "Investments -- Market Sensitive Instruments."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Item 14(a) of this Report for the Consolidated Financial Statements of the Company and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The table below sets forth the names, ages and titles of the persons who were directors and executive officers of the Company as of March 15, 2001.

NAME                     AGE     POSITION
- ----                     ---     --------
James N. Stanard         52      Chairman of the Board, President and Chief
                                 Executive Officer
William I. Riker         41      Director, Executive Vice President of
                                 RenaissanceRe and President and Chief Operating
                                 Officer of Renaissance Reinsurance
David A. Eklund          41      Executive Vice President of RenaissanceRe and
                                 Chief Underwriting Officer of Renaissance
                                 Reinsurance
John M. Lummis           43      Executive Vice President and Chief Financial
                                 Officer
Arthur S. Bahr           69      Director
Thomas A. Cooper         64      Director
Edmund B. Greene         62      Director
Brian R. Hall            59      Director
Gerald L. Igou           66      Director
Kewsong Lee              35      Director
Paul J. Liska            44      Director
W. James MacGinnitie     62      Director
Scott E. Pardee          64      Director

         James N. Stanard has served as our Chairman of the Board, President and Chief Executive Officer since our formation in June 1993. Mr. Stanard is a Class II Director. From 1991 through June 1993, Mr. Stanard served as Executive Vice President of USF&G and was a member of a three-person Office of the President. As Executive Vice President of USF&G, he was responsible for USF&G's underwriting, claims and ceded reinsurance. From October 1983 to 1991, Mr. Stanard was an Executive Vice President of F&G Re, Inc., USF&G's start-up reinsurance subsidiary. Mr. Stanard was one of two senior officers primarily responsible for the formation of F&G Re, where he was responsible for underwriting, pricing and marketing activities of F&G Re during its first seven years of operations. As Executive Vice President of F&G Re, Mr. Stanard was personally involved in the design of pricing procedures, contract terms and analytical underwriting tools for all types of treaty reinsurance, including both U.S. and international property catastrophe reinsurance.

         William I. Riker was appointed as one of our Directors in August 1998. Mr. Riker is a Class I Director. Mr. Riker was appointed as our Executive Vice President in December 1997 and previously served as our Senior Vice President from March 1995 and as our Vice President -- Underwriting from November 1993. Mr. Riker has served as President and Chief Operating Officer of Renaissance since February 1998. From March 1993 through October 1993, Mr. Riker served as Vice President of Applied Insurance Research, Inc. Prior to that, Mr. Riker held the position of Senior Vice President, Director of Underwriting at American Royal Reinsurance Company. He was responsible for developing various analytical underwriting tools while holding various positions at American Royal from 1984 through 1993.

         David A. Eklund has served as our Chief Underwriting Officer since February 1999, and as Executive Vice President of Renaissance since December 1997, prior to which he served as our Senior Vice President and Senior Vice President of Renaissance from February 1996. Mr. Eklund previously served as our Vice President -- Underwriting and Renaissance Reinsurance from September 1993. From November 1989 through September 1993, Mr. Eklund held various positions in casualty underwriting at Old Republic International Reinsurance Group, Inc., where he was responsible for casualty treaty underwriting and marketing. From March 1988 to November 1989, Mr.

Eklund held various positions in operations of the catastrophe reinsurance business at Berkshire Hathaway Inc., where he was responsible for underwriting and marketing finite risk and property catastrophe reinsurance.

         John M. Lummis has served as our Executive Vice President since February 2001 and Chief Financial Officer since September 1997. Mr. Lummis served as Senior Vice President from September 1997 to February 2001. Mr. Lummis served as one of our directors from July 1993 to December 1997, when he resigned in connection with his appointment as an executive officer. Mr. Lummis served as Vice President -- Business Development of USF&G Corporation from 1994 until August 1997 and served as Vice President and Group General Counsel of USF&G Corporation from 1991 until 1995. USF&G Corporation is the parent company of USF&G and was acquired by The St. Paul Companies, Inc. in May 1998. From 1982 until 1991, Mr. Lummis was engaged in the private practice of law with Shearman & Sterling.

         Arthur S. Bahr has served as one of our directors since our formation in June 1993. Mr. Bahr is a Class III Director. Mr. Bahr served as Director and Executive Vice President -- Equities of General Electric Investment Corporation, formerly a subsidiary of General Electric Company and registered investment adviser, from 1987 until December 1993. Mr. Bahr served GEIC in various senior investment positions since 1978 and was a Trustee of General Electric Pension Trust from 1976 until December 1993. Mr. Bahr served as a Director and Executive Vice President of GE Investment Management Incorporated, a subsidiary of General Electric Company, and a registered investment adviser, from 1988 until his retirement in December 1993. From December 1993 until December 1995, Mr. Bahr served as a consultant to GEIC.

         Thomas A. Cooper has served as one of our directors since August 7, 1996. Mr. Cooper is a Class II Director. Mr. Cooper has served as Chairman and Chief Executive Officer of TAC Associates, a privately held investment company since August 1993. Also from August 1993 until August 1996, Mr. Cooper served as Chairman and Chief Executive Officer of Chase Federal Bank FSB. From June 1992 until July 1993, Mr. Cooper served as principal of TAC Associates. From April 1990 until May 1992, Mr. Cooper served as Chairman and Chief Executive Officer of Goldome FSB. From 1986 to April 1990, Mr. Cooper served as Chairman and Chief Executive Officer of Investment Services of America, one of the largest full service securities brokerage and investment companies in the United States.

         Edmund B. Greene has served as one of our directors since our formation in June 1993. Mr. Greene currently serves as a consultant to Aon Corporation. Mr. Greene retired as Deputy Treasurer-Insurance of General Electric Company in October 1998, where he had served since March 1995. Prior to that, Mr. Greene was Manager-Corporate Insurance Operation of General Electric Company since 1985, and previously served in various financial management assignments at General Electric Company since 1962.

         Brian Hall has served as one of our directors since August 1999. Mr. Hall is a Class I Director. Mr. Hall, who is President of Inter-Ocean Management Ltd., an independent company providing management and general consulting services, retired as a Director of Johnson & Higgins, and Chairman of Johnson & Higgins (Bermuda) Ltd. in July 1997. Mr. Hall started his career in the Bermuda insurance industry when he joined American International Group in 1958. He moved to International Risk Management Ltd. in 1964. In 1969 he founded Inter-Ocean Management Ltd. which entered into an association with Johnson & Higgins in 1970. Inter-Ocean was acquired by Johnson & Higgins in 1979, and Mr. Hall was appointed President of Johnson & Higgins (Bermuda) Ltd., and became a Director of Johnson & Higgins in 1989. After his retirement in 1997, Mr. Hall re-established Inter-Ocean Management Ltd.

         Gerald L. Igou has served as one of our directors since our formation in June 1993. Mr. Igou is a Class III Director. Mr. Igou has served as Vice President -- Investment Analyst for GE Asset Management Incorporated, or GEAM, and certain of its predecessors since September 1993. He is a Certified Financial Analyst and has served GEAM and its predecessors in the capacities of investment analyst and sector portfolio manager since 1968. Prior to joining General Electric, Mr. Igou was an analyst with the Wall Street firms of Smith Barney Inc. and Dean Witter & Co.

         Kewsong Lee has served as one of our directors since December 1994. Mr. Lee is a Class II Director. Mr. Lee has served as a Member and Managing Director of E.M. Warburg, Pincus & Co. LLC and a general partner of Warburg, Pincus & Co. since January 1, 1997. Mr. Lee served as a Vice President of Warburg, Pincus Ventures, Inc.

from January 1995 to December 1996, and as an associate at E.M. Warburg, Pincus & Co., Inc. from 1992 to until December 1994. Prior to joining E.M. Warburg, Mr. Lee was a consultant at McKinsey & Company, Inc., a management consulting company, from 1990 to 1992. Mr. Lee is a director of Knoll, Inc., Eagle Family Foods, Inc. and several privately held companies.

         Paul J. Liska has served as one of our directors since August 1998. Mr. Liska is a Class III Director. Mr. Liska has served as Executive Vice President and Chief Financial Officer of The St. Paul Companies, Inc. ("St. Paul") since 1997. From 1996 to 1997, Mr. Liska served as President and Chief Executive Officer of Specialty Foods Corporation. From 1994 to 1996, Mr. Liska served as Chief Operating Officer and Chief Financial Officer of Specialty Foods Corporation. From 1988 to 1994, Mr. Liska held several positions with Kraft General Foods, including Chief Financial Officer of Kraft U.S.A. Mr. Liska also held a finance position with Quaker Oats Co., and positions in finance, sales and sales management with American Hospital Supply Corp. A certified public accountant, he began his career with Price Waterhouse & Co. On March 9, 2001, Mr. Liska announced his resignation from St. Paul, effective April 1, 2001.

         W. James MacGinnitie has served as one of our directors since February 2000. Mr. MacGinnitie is a Class II Director. Mr. MacGinnitie is an independent actuary and consultant. He served as Senior Vice President and Chief Financial Officer of CNA Financial from September 1997 to September 1999. From May 1994 until September 1997, Mr. MacGinnitie was a partner of Ernst & Young and National Director of its actuarial services. From 1975 until 1994 he was a principal in Tillinghast, primarily responsible for its property-casualty actuarial consulting services. Prior thereto, Mr. MacGinnitie was a Professor of Actuarial Science & Director of Actuarial Program at the University of Michigan, Ann Arbor, Michigan, from 1973 to 1975.

         Scott E. Pardee has served as one of our directors since February 1997. Mr. Pardee is a Class I Director. Mr. Pardee serves as Alan R. Holmes Professor of Economics at Middlebury College, where he has taught since January 1, 2000. Previously he served as a Senior Lecturer at the MIT Sloan School of Management and Executive Director of the Finance Research Center at the Sloan School from November 1997. Mr. Pardee served as Chairman of Yamaichi International (America), Inc., a financial services company, from 1989 to 1995. Mr. Pardee previously served as Executive Vice President and a member of the Board of Directors of Discount Corporation of New York, a primary dealer in U.S. government securities, and Senior Vice President of the Federal Reserve Bank of New York and Manager of Foreign Operations of the Open Market Committee of the Federal Reserve System.

         In part to accommodate the expected reduction in the size of our Board, Mr. Liska and Mr. Igou, who have been Class III Directors, are not standing for reelection at the Annual Meeting, and Mr. Lee, who has been a Class II Director, intends to resign following the Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

         Executive Compensation Policy. Our compensation policy for all of our executive officers is formulated and administered by the Compensation Committee of the Board. The components of our compensation policy include salary, annual bonus, and long-term incentives, consisting of stock options, restricted stock and a long-term incentive bonus plan. The Compensation Committee also administers the Incentive Plan, under which the Compensation Committee's Sub-Committee periodically grants Options and Restricted Shares to the executive officers and other employees of the Company. The Sub-Committee is comprised of Messrs. Bahr and Cooper. Exercise prices and vesting terms of Options granted under the Incentive Plan are in the sole discretion of the Sub-Committee.

         The primary goals of our compensation policy are to continue to attract and retain talented executives at our offshore location, to reward results (i.e., contribution to shareholder value, financial performance and accomplishment of agreed-upon projects) and to encourage teamwork. Financial performance factors include return on equity and earnings per share growth The Compensation Committee believes that the total compensation awarded should be concentrated in equity-based incentives to link the interests of executives closely with the interests of our shareholders. In determining the level of executive compensation, the Compensation Committee evaluates whether the compensation awarded to an executive is competitive with compensation awarded to executives holding similar positions at selected peer companies, combined with an evaluation of the executive's performance.

         We have entered into employment agreements with each of our senior executive officers, all other officers of the Company and certain officers of our subsidiaries. These employment agreements were entered into to recognize the significant contribution of the officers to our success and the enhancement of shareholder value, to seek to ensure the continued retention of these key employees into the future, and to incentivize these employees and further align their interests with those of the shareholders by weighting significantly the compensation of such officers with equity-based incentives. The Compensation Committee reviews and approves the base salary component and cost of living allowances awarded to such executives under their respective employment agreements. The Sub-Committee may award discretionary annual cash bonuses.

         In accordance with the goals and evaluations of the Compensation Committee, the Compensation Committee has approved the Stock Bonus Plan and the Long Term Incentive Bonus Plan. Under the Stock Bonus Plan eligible employees may elect to receive a grant of Common Shares of up to 50 percent of their bonus in lieu of cash, with an associated matching grant of an equal number of Restricted Shares. The Long Term Incentive Bonus is available to each of our executive officers and other officers and entitles those individuals to an incentive bonus based on cumulative returns on equity, and earnings per share over a multi-year period.

         The Sub-Committee may also grant Options and/or Restricted Shares to such executives. Generally, Options are granted at a price equal to the fair market value of the Full Voting Common Shares on an average fair market value of the five days prior to the date of the grant. The Compensation Committee believes that such executives' beneficial ownership positions in the Company, as a result of their respective personal investments and the Options and Restricted Shares granted to them, causes their interests to be well aligned with ours and our shareholders.

         In May 2000, the Sub-Committee approved a grant of Options to each of Messrs. Riker and Eklund to purchase 103,000 Common Shares and a grant to Mr. Lummis to purchase 77,000 Common Shares. These grants were larger than the customary annual grants approved by the Sub-Committee in recent years, but were deemed appropriate as a means to incentivize our senior executive officers to deliver attractive operating results and increase shareholder value. It is intended that these grants will substitute for our customary annual option grants for 2000, 2001 and 2002, although the Sub-Committee retains discretion to make additional grants if it deems necessary or appropriate.

         Currently, approximately 90,000 Common Shares remain available for grants under the Incentive Plan. The Compensation Committee believes that this number is not sufficient to satisfy the anticipated need for additional grants to our employees. Therefore, the Compensation Committee and the Board are proposing to adopt a new stock incentive plan and to reserve 950,000 Common Shares for issuance under that plan. The new plan, the Renaissance Holdings Ltd. 2001 Stock Incentive Plan, was adopted by the Board on February 6, 2001, subject to approval by our shareholders.

         Chief Executive Officer's Compensation. The compensation of James N. Stanard, President and Chief Executive Officer of the Company, is determined and reviewed by the Compensation Committee. In determining Mr. Stanard's compensation, the Compensation Committee evaluates Mr. Stanard's contributions toward creation and enhancement of shareholder value, including the achievement of agreed-upon objectives. The Compensation Committee considers subjective factors, such as Mr. Stanard's dedication and leadership abilities, as well as objective factors, such as his impact on the financial and operating performance of the Company. The Compensation Committee believes that the continuing development of the Company, the operating results of the Company, the execution of the Company's capital plan, the success in motivating the employees of the Company, the articulation of the strategic vision of the Company and the current market position of the Company were significantly impacted by Mr. Stanard and members of his management team.

         In recognition of Mr. Stanard's long term contribution to the Company and to the enhancement of shareholder value, the Committee resolved that it would be in the best interests of the Company and its shareholders to retain Mr. Stanard to ensure that his contribution to the Company and the shareholders would continue.

         Consistent with the Compensation Committee's general compensation philosophy for our executives, Mr. Stanard's compensation has been weighted significantly towards equity-based incentives. In May 2000, the Company granted to Mr. Stanard, pursuant to the Incentive Plan, an Option to purchase 200,000 Common Shares. As with the grant to other Named Executive Officers, this grant was larger than recent annual grants to Mr. Stanard but was deemed appropriate as a means to incentivise Mr. Stanard to aggressively pursue strategies to increase shareholder value. As noted, it is intended that this grant will substitute for the Company's customary annual option grants to Mr. Stanard for 2000, 2001 and 2002, although the Sub-Committee retains discretion to make additional grants if it deems necessary or appropriate. The Compensation Committee believes that Mr. Stanard's beneficial ownership position in the Company, as a result of his personal investment and the Options and Restricted Shares granted to him, cause his interests to be well aligned with the long term interests of the Company and our shareholders.

         Mr. Stanard's cash bonus payments for 2000 were governed by the terms of his Third Amended and Restated Employment Agreement. See "CEO Employment Agreement."

         The Company is not a United States taxpayer, therefore, Section 162(m) of the Code (which generally disallows a tax deduction to public companies for annual compensation over $1 million paid to the chief executive officer or any of the four other most highly compensated executive officers) does not apply to the Company's compensation payments.

Executive Compensation

     The following Summary Compensation Table sets forth information concerning the compensation for services paid to the Named Executive Officers during the years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE


                                          Annual Compensation                   Long-Term Compensation
                                  ----------------------------------   ----------------------------------------
                                                           Other       Restricted
                                                           Annual         Stock       Securities                       All Other
Name and                                                Compensation     Awards       Underlying        LTIP          Compensation
Principal Position        Year     Salary     Bonus(1)      (2)            (3)      Options/SARs(4)  Payments(5)          (6)
- ------------------        ----     ------     --------   ----------    -----------  ---------------  -----------      ------------
James N. Stanard          2000    $450,000   $2,079,640   $283,760      $  413,222      200,000       $581,174          $30,000
  Chairman, President     1999     434,167    1,849,640    321,775         397,218      101,004        528,550           30,000
  and Chief Executive     1998     412,000    1,949,314    339,819         533,328       66,667        104,510           30,000
  Officer of the
  Company

William I. Riker          2000    $294,300     $542,288   $236,823      $  412,809      103,000        $94,717          $30,000
  President and Chief     1999     284,175      412,288    208,794         327,542       45,130         67,592           30,000
  Operating Officer of    1998     260,417      412,249    147,117       3,530,880       46,862         28,027           30,000
  Renaissance

David A. Eklund           2000    $272,500     $431,844   $298,267      $  387,809      103,000        $94,717          $30,000
  Executive Vice          1999     263,125      381,844    238,306       3,023,771       46,112         67,592           30,000
  President and Chief     1998     233,333      351,819    162,249         399,648       44,955         28,027           30,000
  Underwriting Officer
  of Renaissance

John M. Lummis            2000    $207,100     $330,000   $165,683      $1,233,531       77,000        $25,678          $30,000
  Executive Vice          1999     199,975      202,500    154,751         252,645       25,795          6,928           30,000
  President and           1998     190,000      140,000    142,985          69,984       28,000            N/A           30,000
  Chief Financial
  Officer of the
  Company

(1) The Annual Bonuses include grants of Common Shares that were issued in lieu of a cash bonus under the Stock Bonus Plan described below: for 2000 for Messrs. Riker, Eklund and Lummis of 5,378, 4,706, and 3,361, respectively; for 1999 for Messrs. Riker, Eklund and Lummis of 3,497, 3,916, and 2,832, respectively; and for 1998 for Messrs. Riker, Eklund and Lummis of 2,604, 2,604 and 1,458, respectively. The 2000, the 1999 and the 1998 amounts also include $1,349,640, $162,288, and $101,844 in respect of an Additional Bonus and related taxes for Messrs. Stanard, Riker, and Eklund, respectively.

(2) The 2000 amounts include housing expense reimbursement in the amount of $231,018, $180,000, $180,000 and $108,000 for Messrs. Stanard, Riker,
     Eklund and Lummis, respectively. The 1999 amounts include housing expense reimbursement in the amount of $252,024, $180,000, $180,000 and $108,000 for Messrs. Stanard, Riker, Eklund and Lummis, respectively. The 1998 amounts include housing expense reimbursements in the amount of $206,505, $120,000, $138,000, and $108,000 for Messrs. Stanard, Riker, Eklund and Lummis, respectively.

(3) In 2000, Messrs. Stanard, Riker, Eklund and Lummis were granted 11,111, 5,722, 5,722 and 4,278 Restricted Shares, respectively, which vest ratably over four years. In addition during 2000, Messrs. Riker, Eklund and Lummis were granted 5,378, 4,706, and 3,361 Restricted Shares, respectively, which related to our Stock Bonus Plan whereby certain officers and employees are allowed to receive up to 50% of their bonus in stock which is matched with Restricted Shares which vests over four years. Also, in 2000, Mr. Lummis was granted 24,000 Restricted Shares which vest over a four year period. In 1999, Messrs. Stanard, Riker, Eklund and Lummis were granted 11,111, 5,665, 5,665, and 4,235 Restricted Shares, respectively, which vest ratably over four years. In addition during 1999, Messrs. Riker, Eklund and Lummis were granted 3,497, 3,916 and 2,832 Restricted Shares, respectively, which related to our Stock Bonus Plan whereby certain officers and employees are allowed to receive up to 50% of their bonus in stock which is matched with Restricted Shares which vests over four years. Also, in 1999, Mr. Eklund was granted 75,000 Restricted Shares in connection with an employment agreement he entered into in July 1999. In 1998, Mr. Riker was granted 75,000 Restricted Shares in connection with an employment agreement he entered into in February 1998. Shares received by Mr. Eklund in 1999 and by Mr. Riker in 1998, in connection with their employment agreements, vest ratably over five years. In addition during 1998, Messrs. Riker, Eklund and Lummis were granted 2,604, 2,604 and 1,458 Restricted Shares, respectively, which related to our Stock Bonus Plan. Also, in 1998, Messrs. Riker and Eklund each received a grant of 5,722 Restricted Shares. In 1998, Mr. Stanard entered into an amended Employment Agreement wherein 111,111 Restricted Shares which were granted to him in 1997 received accelerated vesting and are currently fully vested. Based on the price of the Full Voting Common Shares on March 1, 2001 of $73.28 per share, the aggregate value of unvested Restricted Shares held by Messrs. Stanard, Riker, Eklund and Lummis on such date was $9,160,000, $5,023,930, $6,097,043, and
     $2,742,504, respectively.

(4) Represents the aggregate number of Full Voting Common Shares subject to Options granted to the Named Executive Officers during each of 1998, 1999, and 2000, as applicable.

(5) Represents the amounts payable to Messrs. Stanard, Riker, Eklund and Lummis as part of the Long Term Incentive Bonus Plan, as described below.

(6) Represents the amounts contributed to the account of each Named Executive Officer under our profit sharing retirement plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 15, 2001 with respect to the beneficial ownership of Common Shares and the applicable voting rights attached to such share ownership in accordance with the Bye-laws by (i) each person known by us to own beneficially 5% or more of the outstanding Common Shares; (ii) each director of the Company; (iii) the Company's Chief Executive Officer and each of the three remaining most highly compensated executive officers (collectively, the "Named Executive Officers"); and (iv) all executive officers and directors of the Company as a group.

                                                  NUMBER OF       PERCENTAGE OF
BENEFICIAL OWNER(1)                            COMMON SHARES(2)   VOTING RIGHTS
- --------------------------------------------  -----------------  ---------------
FMR Corp.(3)
82 Devonshire Street


                                                  NUMBER OF       PERCENTAGE OF
BENEFICIAL OWNER(1)                            COMMON SHARES(2)   VOTING RIGHTS
- --------------------------------------------  -----------------  ---------------
Boston, Massachusetts  02109................       2,002,290           10.13 (3)

PT Investments, Inc. (4)
3003 Summer Street
Stamford, Connecticut  06904................       1,772,204            8.97

James N. Stanard (5)........................       1,326,553            6.71
William I. Riker (6)........................         370,593            1.88
David A. Eklund (7).........................         343,275            1.74
John M. Lummis (8)..........................         129,463               *
Arthur S. Bahr (9)..........................          27,558               *
Thomas A. Cooper (10).......................          17,394               *
Edmund B. Greene (11).......................           4,538               *
Brian Hall (12).............................           6,934               *
Gerald L. Igou (11).........................              --               *
Kewsong Lee.................................             600               *
Paul J. Liska ..............................              --               *
W. James MacGinnitie (13)...................           8,672               *
Scott E. Pardee (14)........................           8,612               *
All executive officers and directors of the
Company (13 persons)........................       2,241,525           11.34

- ---------------
*Less than 1%

(1) Pursuant to the regulations promulgated by the Securities and Exchange Commission (the "Commission"), shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares whether or not such person has any pecuniary interest in such shares or the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.

(2)  Unless otherwise noted, consists solely of Full Voting Common Shares.

(3) According to a Statement on Schedule 13G filed with the Commission on February 14, 2001, as an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, FMR Corp. may be deemed to be the beneficial owner of 2,002,290 Common Shares by reason of advisory and other relationships with the persons who own such Common Shares. According to this Schedule 13G, Edward C. Johnson 3d, Chairman of FMR Corp., and FMR Corp., through its control of Fidelity Management Trust Company, each have sole dispositive power over and sole power to vote or to direct the voting of 163,300 common shares, but neither FMR Corp. nor Edward C. Johnson 3d, has the sole power to vote or direct the voting of the shares owned directly by the various Fidelity funds, which power resides with the Boards of Trustees of the various funds. According to this Schedule 13G, Fidelity carries out the voting of the shares under written guidelines established by its funds' Boards of Trustees. Further, according to Fidelity's Schedule 13G, no one person covered by the Schedule 13G has an interest in more than 5% of the total Common Shares outstanding. Based on the information provided in this Schedule 13G, we do not believe that FMR Corp., Edward C. Johnson or any Fidelity fund own an amount of Common Shares exceeding the limitations set forth in our Bye-laws.

(4) Consists of 1,448,504 Diluted Voting Shares and 323,700 Full Voting Common Shares owned directly by Kingsway PT Limited Partnership.

(5) Includes 372,617 Common Shares issuable upon the exercise of options under the Second Amended and Restated 1993 Stock Incentive Plan of RenaissanceRe Holdings Ltd. (the "Incentive Plan") that are vested and presently exercisable, and 125,000 Restricted Shares which have not vested.

(6) Includes 151,683 Common Shares issuable upon the exercise of options under the Incentive Plan that are vested and presently exercisable, and 68,558 Restricted Shares which have not vested, and 1,556 shares indirectly held.

(7) Includes 135,056 Common Shares issuable upon the exercise of options under the Incentive Plan that are vested and presently exercisable, and 83,202 Restricted Shares which have not vested.

(8) Includes 66,608 Common Shares issuable upon the exercise of options under the Incentive Plan that are vested and presently exercisable, and 37,425 Restricted Shares which are not vested and 2,500 Common Shares indirectly held.

(9) Includes 922 Common Shares granted in payment of directors' fees under the Directors Plan which have not vested, and 15,333 Common Shares issuable upon the exercise of options under the Directors Plan that are vested and presently exercisable.

(10) Includes 922 Common Shares granted in payment of directors' fees under the Directors Plan which have not vested, and 15,333 Common Shares issuable upon the exercise of options under the Directors Plan that are vested and presently exercisable.

(11) Includes 538 Common Shares granted in payment of directors' fees under the Directors Plan which have not vested, and 4,000 Common Shares issuable upon the exercise of options under the Directors Plan that are vested and presently exercisable. Until October 1998, Mr. Greene served as the Deputy Treasurer-Insurance of General Electric Company and Mr. Igou is a Vice President-Investment Analyst for GEAM. Messrs. Greene and Igou disclaim "beneficial ownership," within the meaning of Rule 13d-3 under the Exchange Act, of the Common Shares owned by PT Investments.

(12) Includes 808 Common Shares granted in payment of directors' fees under the Directors Plan which have not vested, and 6,000 Common Shares issuable upon the exercise of options under the Directors Plan that are vested and presently exercisable.

(13) Includes 604 Common Shares granted in payment of directors' fees under the Directors Plan which have not vested, and 6,034 Common Shares issuable upon the exercise of options under the Directors Plan that are vested and presently exercisable.

(14) Includes 922 Common Shares granted in payment of directors' fees under the Directors Plan which have not vested, and 6,333 Common Shares issuable upon the exercise of options under the Directors Plan that are vested and presently exercisable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employee Credit Facility

         In order to encourage employee ownership of Common Shares, we have guaranteed certain loan and pledge agreements (collectively, the "Employee Credit Facility") between certain employees of the Company (the "Participating Employees") and Bank of America Illinois ("BofA"). Pursuant to the terms of the Employee Credit Facility, BofA has agreed to loan the Participating Employees up to an aggregate of $25 million. Each loan under the Employee Credit Facility is required to be initially collateralized by the respective Participating Employee with Common Shares or other collateral acceptable to BofA at a rate of 2.25 times the amount of each such loan. If the value of the collateral provided by a Participating Employee subsequently decreases below 1.5 times the outstanding loan amount, such Participating Employee is required to contribute additional collateral in the amount of such deficiency. Loans under the Employee Credit Facility are otherwise non-recourse to the Participating Employees.

Shareholders Agreement and Registration Rights Agreement

         As of December 31, 2000, PT Investments and USF&G were parties to an amended and restated shareholders agreement (the "Shareholders Agreement") among themselves and us, pursuant to which we and the Investors have each agreed to use their respective reasonable best efforts to nominate and to elect certain designees of the Investors to the Board. This agreement automatically terminated as to USF&G upon the completion of the sale by USF&G of all its Common Shares in an underwritten public offering consummated on March 13, 2001.

         In addition, PT Investments and USF&G were parties to an amended and restated registration rights agreement (the "Registration Rights Agreement"), pursuant to which they had the right to require registrations of our securities held by them. USF&G no longer owns any common shares.

         We and PT Investments intend to terminate the Shareholders Agreement and the Registration Rights Agreement and enter into a new Investor's Rights Agreement. Pursuant to this agreement, PT Investments would have certain observation and information rights relating to our Board of Directors. In addition, PT Investments would have the right to request registrations of the Diluted Voting Common Shares held by it, subject to certain limitations. We would be required to bear most costs of registering these securities. We do not intend to list the Diluted Voting Shares on the NYSE. Although we and PT Investments expect to terminate the Shareholders Agreement and the Registration Rights Agreement and enter into this Investor's Rights Agreement, there is no assurance that we will do so.

         We have filed a Registration Statement on Form S-8 under the Securities Act (File No. 333-06339) registering for sale an aggregate of 2,412,500 Full Voting Common Shares issued pursuant to the Incentive Plan and the Director Plan.

Lease Agreement

         In September 1998, we entered into a twenty-one year lease (the "Lease") with respect to a house in Paget Parish, Bermuda, occupied by William
I. Riker. The property which is subject to the Lease is owned by the Bellevue Trust (the "Trust"). Mr. Riker is a Trustee of the Trust, and holds no direct economic interest therein, however does hold an indirect economic interest through a personal loan provided indirectly to the Trust. We have prepaid under the Lease an aggregate amount of $2,063,874 to the Trust, representing the present value of all of the twenty-one year Lease payments. If the Lease is terminated for any reason, then we will be repaid all outstanding amounts due under the remaining term of the Lease. We believe that the terms of the Lease, which was determined in arm's length negotiations, represent market value terms customary in the Bermuda residential property market.

Reinsurance Transactions with The St. Paul Companies, USF&G and GEC

         We have in force several reinsurance treaties with St. Paul, USF&G, subsidiaries of USF&G and affiliates of PT Investments covering property catastrophe risks in several geographic zones. The terms of these treaties were determined in arm's length negotiations and we believe that such terms are comparable to terms we would expect to negotiate in similar transactions with unrelated parties. For the year ended December 31, 2000, we received $14 million in reinsurance premiums from treaties with affiliates of PT Investments, and $0.4 million in reinsurance premiums from treaties with St. Paul, USF&G and certain subsidiaries of USF&G.

     During the year ended December 31, 2000, we received 2.4% of our premium assumed from the reinsurance brokerage firm of Bates Turner Inc., a GE Capital Services company and an affiliate of PT Investments ("Bates"). We paid commissions to Bates in the aggregate amount of $0.9 million in 2000. The terms of such commissions were determined in arm's length negotiations.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Exhibits.

1. The Consolidated Financial Statements of the Company and related Notes thereto are listed in the accompanying Index to Consolidated Financial
         Statements and are filed as part of this Report.

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

3.       The following exhibits are included in this Report:

3.1      Memorandum of Association.*

3.2      Amended and Restated Bye-Laws.#

3.3      Memorandum of Increase in Share Capital of Company.##

4.1      Specimen Common Share certificate.*

10.1     RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.2 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings, Ltd., Renaissance Reinsurance Ltd.
         and Investors named therein.*

10.3     Fourth Amended and Restated Employment Agreement, dated as of March 13,
         2001, between Renaissance Reinsurance Ltd. and James N. Stanard.

10.4     Employment Agreement, dated as of February 4, 1998, between Renaissance
         Reinsurance Ltd. and William I. Riker.###

10.5     Employment Agreement, dated as of July 1, 1999, between Renaissance
         Reinsurance Ltd. and David A. Eklund.@@

10.6     Employment Agreement, dated as of October 17, 1997, between Renaissance
         Reinsurance Ltd. John M. Lummis. @@

10.7     Credit Agreement, dated as of October 5, 1999, among RenaissanceRe
         Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Deutsche Bank AG, as LC Issuer and
         Syndication Agent, Fleet National Bank, as Co-Agents, and Bank of
         America, National Association, as Administrative Agent for the
         Lenders.++

10.8     Accession Agreement dated as of November 8, 1999, among RenaissanceRe
         Holdings Ltd. (the "Borrower"), Bank of America, National Association, as Administrative Agent (the "Administrative Agent"), Deutsche Bank AG,
         New York Branch, as LC Issuer (the "LC Issuer") and Mellon Bank, N.A., relating to the Credit Agreement dated as of October 5, 1999, among the Borrower, certain financial institutions which are signatories thereto, the LC Issuer and the Administrative Agent. @@

10.9     Equity Purchase Agreement, dated as of December 13, 1996, by and among
         RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I,
         Limited Partnership and United States Fidelity and Guaranty Company.^

10.10    RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock
         Incentive Plan.###

10.11    RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director
         Stock Plan.###

10.12    Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings
         Ltd. and The Bank of America.+




10.13    Amended and Restated Shareholders Agreement, dated as of March 23,
         1998, by and among Warburg, Pincus Investors, L.P., Trustees of General
         Electric Pension Trust, GE Private Placement Partners I, Limited
         Partnership and United States Fidelity and Guaranty Company.###

10.14    Amended and Restated Registration Rights Agreement, dated as of March
         23, 1998, by and among Warburg, Pincus Investors, L.P., PT Investments
         Inc., GE Private Placement Partners I-Insurance, Limited Partnership and United States Fidelity and Guaranty Company.###

10.15    Amended and Restated Declaration of Trust of RenaissanceRe Capital
         Trust, dated as of March 7, 1997, among the Company, as Sponsor, The
         Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.^^

10.16 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee.^^

10.17    Series A Capital Securities Guarantee Agreement, dated as of March 7,
         1997, between the Company and The Bank of New York, as Trustee.^^

10.18 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
         Incorporated and Salomon Brothers Inc.^^

10.19 Credit Agreement between Renaissance U.S. Holdings, Inc., the Lenders named therein, and Bank of America National Trust and Savings
         Association as Administrative Agent, dated as of June 24, 1998.#

10.20    First Amendment to Credit Agreement between Renaissance U.S. Holdings
         Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31,
         1998.@

10.21    Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings,
         Ltd., as Guarantor, and Bank of America National Trust & Savings
         Association.#

10.22    Share Purchase Agreement, dated as of November 17, 1999, between
         RenaissanceRe Holdings Ltd. and The St. Paul Companies, Inc. @@

10.23    RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.

21.1     List of Subsidiaries of the Registrant.

23.1     Consent of Ernst & Young.

27.1     Financial Data Schedule for the Year Ended December 31, 2000.

(b)      Reports on Form 8-K.

         The Company filed no Current Reports on Form 8-K with the Commission during the fourth quarter of 2000.

- --------------------------------------------------------------------------------

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

++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 21, 1997.

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

@@ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 30, 2001.

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

Signature                             Title                                            Date

/s/ James N. Stanard                  President and Chief Executive Officer and        March 30, 2001
- --------------------------            Chairman of the Board of Directors
James N. Stanard

/s/ John M. Lummis                    Executive Vice President and Chief Financial     March 30, 2001
- ---------------------------           Officer (Principal Accounting Officer)
John M. Lummis

/s/ Arthur S. Bahr                    Director                                         March 30, 2001
- ---------------------------
Arthur S. Bahr

/s/ Thomas A. Cooper                  Director                                         March 30, 2001
- ---------------------------
Thomas A. Cooper

/s/ Edmund B. Greene                  Director                                         March 30, 2001
- ---------------------------
Edmund B. Greene

/s/Brian R. Hall                      Director                                         March 30, 2001
- ---------------------------
Brian R. Hall

/s/ Gerald L. Igou                    Director                                         March 30, 2001
- ---------------------------
Gerald L. Igou

/s/ Kewsong Lee                       Director                                         March 30, 2001
- ---------------------------
Kewsong Lee

                                      Director                                         March   , 2001
- ---------------------------
Paul J. Liska

/s/ W. James MacGinnitie              Director                                         March 30, 2001
- ---------------------------
W. James MacGinnitie

/s/ Scott E. Pardee                   Director                                         March 30, 2001
- --------------------------
Scott E. Pardee

/s/ William I. Riker                  Director & Executive Vice President              March 30, 2001
- ---------------------------
William I. Riker

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                             Page
                                                                                                             ----
Report of Independent Auditors...............................................................................F-2
Consolidated Balance Sheets at December 31, 1999 and 2000....................................................F-3
Condensed Statements of Income for the Years Ended December 31, 1998, 1999 and 2000..........................F-4
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31,
       1998, 1999 and 2000...................................................................................F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000...................F-6
Notes to Consolidated Financial Statements...................................................................F-7


                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RENAISSANCERE HOLDINGS LTD.

     We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young

Hamilton, Bermuda

January 26, 2001

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                              2000           1999
                                                                                           ----------     ----------
AT DECEMBER 31, 2000 AND 1999
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)
ASSETS
Investments and cash
   Fixed maturity investments available for sale, at fair value........................    $  928,102     $  907,706
     (Amortized cost $921,750 and $926,176 at December 31, 2000 and 1999, respectively) (Note 3)
   Short term investments, at cost.....................................................        13,760         12,759
   Other investments...................................................................        29,613          7,213
   Cash and cash equivalents...........................................................       110,571        132,112
                                                                                           ----------     ----------
       Total investments and cash......................................................     1,082,046      1,059,790
Reinsurance premiums receivable........................................................        95,423         80,455
Ceded reinsurance balances.............................................................        37,520         50,237
Losses and premiums recoverable (Note 4)...............................................       167,604        328,627
Accrued investment income..............................................................        15,034         13,456
Deferred acquisition costs.............................................................         8,599         14,221
Other assets...........................................................................        62,763         70,457
                                                                                           ----------     ----------
       TOTAL ASSETS....................................................................    $1,468,989     $1,617,243
                                                                                           ==========     ==========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for claims and claim expenses (Note 5).........................................    $  403,611     $  478,601
Reserve for unearned premiums..........................................................       112,541         98,386
Bank loans (Note 6)....................................................................        50,000        250,000
Reinsurance balances payable...........................................................        50,779         50,157
Other liabilities......................................................................        63,610         50,140
                                                                                           ----------     ----------
       TOTAL LIABILITIES...............................................................       680,541        927,284
                                                                                           ----------     ----------
Minority interest -- Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures
   of RenaissanceRe (Note 7)...........................................................        87,630         89,630

Commitments and contingencies (Note 18)

SHAREHOLDERS' EQUITY (NOTE 9)
Common Shares and additional paid-in capital: $1 par value-authorized 225,000,000 shares; issued and outstanding at December 31, 2000 -- 19,621,267 shares (1999 --
   19,686,480 shares)..................................................................        22,999         19,686
Unearned stock grant compensation (Note 16)............................................       (11,716)       (10,026)
Accumulated other comprehensive income.................................................         6,831        (18,470)
Retained earnings......................................................................       682,704        609,139
                                                                                           ----------     ----------
       TOTAL SHAREHOLDERS' EQUITY......................................................       700,818        600,329
                                                                                           ----------     ----------
       TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY...................    $1,468,989     $1,617,243
                                                                                           ==========     ==========
BOOK VALUE PER COMMON SHARE............................................................    $    35.72     $    30.50
                                                                                           ==========     ==========

        See accompanying notes to the consolidated financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                          2000       1999        1998
                                                                                        --------   ---------   --------
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)
REVENUES
  Gross premiums written............................................................    $433,002   $ 351,305   $270,460
                                                                                        ========   =========   ========

  Net premiums written..............................................................    $293,303   $ 213,513   $195,019
  Decrease (increase) in unearned premiums..........................................     (25,622)      7,604      9,928
                                                                                        --------   ---------   --------
  Net premiums earned...............................................................     267,681     221,117    204,947
  Net investment income (Note 3)....................................................      77,868      60,334     52,834
  Net foreign exchange gains (losses)...............................................         378        (411)      (153)
  Other income......................................................................      10,959       4,915      9,789
  Net realized losses on investments (Note 3).......................................      (7,151)    (15,720)    (6,890)
                                                                                        --------   ---------   --------
       TOTAL REVENUES...............................................................     349,735     270,235    260,527
                                                                                        --------   ---------   --------
   EXPENSES
   Claims and claim expenses incurred (Note 5)......................................     108,604      77,141    112,752
   Acquisition costs................................................................      38,530      25,500     26,506
   Operational expenses.............................................................      37,954      36,768     34,525
   Corporate expenses...............................................................       8,022       9,888     18,924
   Interest expense.................................................................      17,167       9,934      4,473
                                                                                        --------   ---------   --------
       TOTAL EXPENSES...............................................................     210,277     159,231    197,180
                                                                                        --------   ---------   --------
Income before minority interests and taxes..........................................     139,458     111,004     63,347
Minority interest -- Company obligated, mandatorily redeemable
   Capital Securities of a subsidiary trust holding solely junior
   subordinated debentures of RenaissanceRe (Note 7)................................      (7,582)     (8,288)    (8,540)
Minority interest -- Glencoe........................................................          --          --       (705)
                                                                                        --------   ---------   --------
Income before taxes.................................................................     131,876     102,716     54,102
Income tax (expense) benefit (Note 13)..............................................      (4,648)      1,525     20,475
                                                                                        --------   ---------   --------
Net income available to Common Shareholders.........................................    $127,228   $ 104,241   $ 74,577
                                                                                        ========   =========   ========
Earnings per Common Share -- basic..................................................    $   6.68   $    5.10   $   3.39
Earnings per Common Share -- diluted................................................    $   6.50   $    5.05   $   3.33


        See accompanying notes to the consolidated financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                        2000       1999       1998
                                                                                      --------   --------   --------
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)
Common stock & additional paid-in capital
Balance -- January 1................................................................  $ 19,686   $ 39,035   $ 74,922
Exercise of stock options & restricted stock awards.................................     3,495      6,461      6,837
Repurchase of shares................................................................      (672)   (26,695)   (42,724)
Other...............................................................................       490        885         --
                                                                                      --------   --------   --------
Balance -- December 31..............................................................    22,999     19,686     39,035
                                                                                      --------   --------   --------

Unearned stock grant compensation
Balance -- January 1................................................................   (10,026)    (8,183)    (4,731)
Stock grants awarded................................................................    (7,215)    (5,382)    (5,964)
Amortization........................................................................     5,525      3,539      2,512
                                                                                      --------   --------   --------
Balance -- December 31..............................................................   (11,716)   (10,026)    (8,183)
                                                                                      --------   --------   --------

Accumulated other comprehensive income
Balance -- January 1................................................................   (18,470)    (5,144)   (10,155)
Net unrealized gains (losses) on securities, net of adjustment
  (see disclosure below)............................................................    25,301    (13,326)     5,011
                                                                                      --------   --------   --------
Balance -- December 31..............................................................     6,831    (18,470)    (5,144)
                                                                                      --------   --------   --------

Retained earnings
Balance -- January 1................................................................   609,139    586,524    538,667
Net income..........................................................................   127,228    104,241     74,577
Dividends paid......................................................................   (29,228)   (28,885)   (26,720)
Repurchase of shares................................................................   (24,435)   (53,403)        --
Other...............................................................................        --        662         --
                                                                                      --------   --------   --------
Balance -- December 31..............................................................   682,704    609,139    586,524
                                                                                      --------   --------   --------
Total Shareholders' Equity..........................................................  $700,818   $600,329   $612,232
                                                                                      ========   ========   ========

COMPREHENSIVE INCOME
Net income..........................................................................  $127,228   $104,241   $ 74,577
Other comprehensive income..........................................................    25,301    (13,326)     5,011
                                                                                      --------   --------   --------
Comprehensive income................................................................  $152,529   $ 90,915   $ 79,588
                                                                                      ========   ========   ========

DISCLOSURE REGARDING NET UNREALIZED GAINS (LOSSES)
Net unrealized holding gains (losses) arising during period.........................  $ 18,150   $(29,046)  $ (1,879)
Net realized losses included in net income..........................................     7,151     15,720      6,890
                                                                                      --------   --------   --------
Net unrealized gains (losses) on securities.........................................  $ 25,301   $(13,326)  $  5,011
                                                                                      ========   ========   ========


        See accompanying notes to the consolidated financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         2000          1999         1998
                                                                                      -----------   -----------   ---------
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS OF UNITED STATES DOLLARS)
Cash Flows Provided by Operating Activities:
Net income........................................................................    $   127,228   $   104,241   $  74,577
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization..................................................            315         9,810      14,488
   Net realized losses on investments.............................................          7,151        15,720       6,890
   Reinsurance balances, net......................................................        (14,346)      (27,595)     54,187
   Ceded reinsurance balances.....................................................         12,717        (8,867)    (34,245)
   Accrued investment income......................................................         (1,578)       (3,488)      3,572
   Reserve for unearned premiums..................................................         14,155         3,920       5,132
   Reserve for claims and claim expenses, net.....................................         86,033        51,524      (8,530)
   Other, net.....................................................................         19,153       (14,960)    (13,579)
                                                                                      -----------   -----------   ---------
Net cash provided by operating activities.........................................        250,828       130,305     102,492
                                                                                      -----------   -----------   ---------

Cash Flows Applied to Investing Activities:
   Proceeds from maturities and sales of investments..............................      2,171,484     1,986,498     783,735
   Purchase of investments available for sale.....................................     (2,187,007)   (2,146,361)   (828,299)
   Net sales (purchases) of short term investments................................         (1,001)       12,224      (2,189)
   Proceeds from sale of equities.................................................             --         1,319      30,550
   Acquisition of subsidiary, net of cash acquired................................             --            --     (58,869)
   Purchase of minority interest in Glencoe.......................................             --            --     (15,204)
                                                                                      -----------   -----------   ---------
Net cash applied to investing activities..........................................        (16,524)     (146,320)    (90,276)
                                                                                      -----------   -----------   ---------

Cash Flows Provided by (Applied to) Financing Activities:
   Purchase of Common Shares......................................................        (25,107)      (80,098)    (42,724)
   Net proceeds from (repayment of) bank loan.....................................       (200,000)      150,000      50,000
   Purchase of Capital Securities.................................................         (1,510)       (8,591)         --
   Dividends paid.................................................................        (29,228)      (28,885)    (26,720)
                                                                                      -----------   -----------   ---------
   Net cash provided by (applied to) financing activities.........................       (255,845)       32,426     (19,444)
                                                                                      -----------   -----------   ---------

Net increase (decrease) in cash and cash equivalents..............................        (21,541)       16,411      (7,228)
Cash and Cash Equivalents, Beginning of Year......................................        132,112       115,701     122,929
                                                                                      -----------   -----------   ---------
Cash and Cash Equivalents, End of Year............................................    $   110,571   $   132,112   $ 115,701
                                                                                      ===========   ===========   =========


        See accompanying notes to the consolidated financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
       (AMOUNTS IN TABLES EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS,
                           EXCEPT PER SHARE AMOUNTS)

NOTE 1.  ORGANIZATION

     RenaissanceRe Holdings Ltd. ("RenaissanceRe"), was formed under the laws of Bermuda on June 7, 1993 and through its subsidiaries it provides reinsurance and insurance coverage where the risk of natural catastrophes represents a significant component of the overall exposure.

     o Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe reinsurance coverage to insurers and reinsurers on a worldwide basis. To a lesser extent, Renaissance Reinsurance also writes noncatastrophe reinsurance in certain specialty lines.

     o More recently the Company has begun to write property catastrophe reinsurance on behalf of two joint ventures, Top Layer Reinsurance Ltd. ("Top Layer Re") and Overseas Partners Cat Ltd. ("OPCat"). The Company acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

     o The Company's primary operations include Glencoe Insurance Ltd. ("Glencoe"), DeSoto Insurance Company ("DeSoto"), DeSoto Prime Insurance Company ("DeSoto Prime") and Nobel Insurance Company ("Nobel"). Glencoe provides catastrophe exposed property coverage on an insurance and reinsurance basis and DeSoto and DeSoto Prime operate in the U.S. homeowners market. Nobel is licensed to operate in 50 states in the U.S.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

   Basis of presentation

     The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of RenaissanceRe and its subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Minority interests represent the interests of external parties in respect of net income and shareholders' equity of Glencoe and the Trust. See Note 7. Certain comparative information has been reclassified to conform with the current year presentation.

   Use of estimates in financial statements

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company's financial statements include, but are not limited to, the reserves for claims and claim expenses and the related losses and premiums recoverable.

   Premiums and related expenses

     Premiums are recognized as income, net of any applicable retrocessional coverage, over the terms of the related contracts and policies. Premiums written are based on policy and contract terms and include estimates based on information received from both insureds and ceding companies. Subsequent differences arising on such estimates are recorded in the period in which they are determined. Reserve for unearned premiums represents the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Such reserves are computed by pro-rata methods based on statistical data or reports received from ceding companies.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

     Acquisition costs, consisting principally of commissions and brokerage expenses incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated claims and claim expenses, based on historical and current experience, and anticipated investment income related to those premiums are considered in determining the recoverability of deferred acquisition costs.

   Reinsurance

     Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company evaluates the financial condition of its reinsurers through internal evaluation by senior management. For retroactive reinsurance contracts, the amount by which liabilities associated with the reinsured policies exceed the amount paid for reinsurance coverage is deferred and amortized into income using the recovery method.

   Claims and claim expenses

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

   Investments and cash

     Investments are considered available for sale and are reported at fair value. The net unrealized appreciation or depreciation on investments is included in accumulated other comprehensive income. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of other assets or other liabilities.

     Realized gains or losses on the sale of investments are determined on the basis of the specific identification method and include adjustments to the net realizable value of investments for declines in value that are considered to be other-than-temporary. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed utilizing the interest method. The effective yield utilized in the interest method is adjusted when sufficient information exists to estimate the probability and timing of prepayments. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.

     Short term investments, which have a maturity of one year or less when purchased, are carried at cost which approximates fair value. Cash equivalents include money market instruments with a maturity of ninety days or less when purchased.

   Goodwill

     The Company amortizes goodwill on a straight-line basis over the expected recovery period, principally twenty years. Goodwill is periodically reviewed for impairment and amounts deemed unrecoverable are adjusted accordingly. Goodwill is included in other assets on the consolidated balance sheet and is expensed through corporate expenses in the consolidated statement of income.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

   Earnings per share

     Basic earnings per share is based on weighted average Common Shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants.

   Foreign exchange

     The Company's functional currency is the United States dollar. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses which are included in the determination of net income.

   Stock incentive compensation plans

     The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under Statement of Financial Accounting Standard ("SFAS") No. 123 requires the use of option valuation models that were not necessarily developed for use in valuing employee stock options. It is the opinion of management that disclosure of the pro-forma impact of fair values provides a more relevant and informative presentation of the impact of stock options issued to employees than financial statement recognition of such amounts. Under APB 25, the Company recognizes compensation expense for stock option grants to the extent that the fair value of the stock exceeds the stock option exercise price at the measurement date.

   Taxation

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance against the deferred tax asset is provided for if and when the Company believes that a portion of the deferred tax asset may not be realized in future years.

   New Accounting Pronouncement

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 had no significant impact on the Company's consolidated financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

NOTE 3.  INVESTMENTS

     The amortized cost, fair value and related unrealized gains and losses on fixed maturity investments are as follows:

                                                                                 DECEMBER 31, 2000
                                                              --------------------------------------------------------
                                                                               GROSS          GROSS
                                                               AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                                 COST          GAINS          LOSSES         VALUE
                                                              -----------  -------------   ------------   -----------
     U.S. Government bonds...............................      $264,183       $  3,725      $    (14)       $267,894
     Non-U.S. government bonds...........................       107,312          4,010        (1,100)        110,222
     Non-U.S. corporate bonds............................        18,310            257        (2,007)         16,560
     U.S. corporate bonds................................       431,294          8,022        (8,604)        430,712
     U.S. mortgage backed securities.....................       100,651          2,276          (213)        102,714
                                                               --------       --------      --------        --------
                                                               $921,750       $ 18,290      $(11,938)       $928,102
                                                               ========       ========      ========        ========


                                                                                 DECEMBER 31, 1999
                                                              --------------------------------------------------------
                                                                              GROSS            GROSS
                                                               AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                                 COST          GAINS          LOSSES         VALUE
                                                              -----------  -------------   ------------   -----------
     U.S. Government bonds...............................     $  298,748     $     115      $  (3,135)     $ 295,728
     Non-U.S. government bonds...........................         55,308            --           (835)        54,473
     Non-U.S. corporate bonds............................        371,631           895        (15,954)       356,572
     U.S. corporate bonds................................         50,456         3,540            (36)        53,960
     U.S. mortgage backed securities.....................        150,033            35         (3,095)       146,973
                                                              ----------     ---------      ---------      ---------
                                                              $  926,176     $   4,585      $ (23,055)     $ 907,706
                                                              ==========     =========      =========      =========

     Included in other investments are redeemable securities with a fair value of $15.5 million and an unrealized gain of $0.5 million as of December 31, 2000.

     Contractual maturities of fixed maturity securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        DECEMBER 31, 2000
                                                     -------------------------
                                                      AMORTIZED        FAIR
                                                        COST          VALUE
                                                     --------------------------
Due within one year.............................     $  28,908      $  28,959
Due after one through five years................       513,219        519,809
Due after five through ten years................       204,382        201,431
Due after ten years.............................        74,590         75,189
U.S. mortgage backed securities.................       100,651        102,714
                                                     ---------      ---------
                                                     $ 921,750      $ 928,102
                                                     =========      =========

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

     The following table summarizes the composition of the fair value of the fixed maturity portfolio by ratings assigned by rating agencies (e.g. Standard & Poor's Corporation) or, with respect to non-rated issues, as estimated by the Company's investment managers.

                                            AT DECEMBER 31,
                                        ------------------------
                                           2000          1999
                                          ------        ------
AAA...............................         69.1%         72.9%
AA................................          9.4           5.0
A.................................          5.5           5.9
BBB...............................          5.1           4.8
BB................................          2.9           3.7
B.................................          5.5           5.3
CCC...............................          0.3           --
CC................................          0.1           --
NR................................          2.1           2.4
                                         ------        ------
                                          100.0%        100.0%
                                         ======        ======

Investment income

     The components of net investment income are as follows:

                                              YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2000         1999         1998
                                       ----------    -----------   ---------
Fixed maturities...................     $ 62,588      $ 52,470     $ 45,392
Short term investments.............        6,213         6,200        2,354
Cash and cash equivalents..........       10,858         2,898        6,831
                                        --------      --------     --------
                                          79,659        61,568       54,577
Investment expenses................        1,791         1,234        1,743
                                        --------      --------     --------
Net investment income..............     $ 77,868      $ 60,334     $ 52,834
                                        ========      ========     ========

     The analysis of realized gains (losses) and the change in unrealized gains (losses) on investments is as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                 2000          1999           1998
                                                                               ---------     ---------      --------
     Gross realized gains.................................................     $  11,173     $  4,619       $ 13,192
     Gross realized losses................................................       (18,324)     (20,339)       (20,082)
                                                                               ---------     --------       --------
     Net realized losses on investments...................................        (7,151)     (15,720)        (6,890)
     Unrealized gains (losses)............................................        25,301      (13,326)         5,011
                                                                               ---------     --------       --------
     Total realized and unrealized gains (losses) on  investments.........     $  18,150     $(29,046)      $ (1,879)
                                                                               =========     ========       ========

     At December 31, 2000 and 1999 approximately $15.0 million of cash and investments were on deposit with various regulatory authorities as required by law.

   Catastrophe linked instruments

     The Company has assumed and ceded risk through catastrophe and weather linked securities and derivative instruments under which losses or recoveries are triggered by an industry loss index or geological or physical variables. Net related fees and risk premiums assumed and ceded are not material to the Company's operations. During 1999 and 1998, the Company recognized gains on non-indemnity catastrophe index contracts of $2.5 million and $7.5 million, respectively, which are included in other income.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

NOTE 4.  CEDED REINSURANCE

     The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $149.8 million, $128.1 million and $68.1 million for 2000, 1999 and 1998, respectively.

     Other than loss recoveries, certain of the Company's ceded reinsurance contracts also provide for recoveries of additional premiums, reinstatement premiums and lost no-claims bonuses which are incurred when losses are ceded to reinsurance contracts. Total recoveries netted against premiums and claims and claim expenses incurred were $52.0 million, $255.3 million and $110.1 million for 2000, 1999 and 1998, respectively.

     Included in losses and premiums recoverable as of December 31, 2000, are recoverables of $23.2 million (1999 -- $37.8 million) which relate to a retroactive reinsurance contract entered into by Nobel. This contract provides Nobel with $38.0 million of protection from adverse development on its pre-October 1, 1997 casualty book of business plus $40 million of capacity on transferred reserves. SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", requires that adverse development of the reserves covered by this contract be reflected in the Company's statement of income when the adverse development becomes known. However, the offsetting recovery under the contract is required to be deferred and recognized into income as payments are received from the reinsurer. During 1998, the Company recognized in its statement of income, $27.6 million of adverse development on the business covered by this contract, however the offsetting recovery is reflected on the balance sheet as a deferred gain. As payments are received from the reinsurer, the gain is pro-rated and reflected in the statement of income as a reduction to claims and claim expenses.

NOTE 5.  RESERVE FOR CLAIMS AND CLAIM EXPENSES

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

     On both the Company's reinsurance and primary operations, the Company uses statistical and actuarial methods to reasonably estimate ultimate expected claims and claim expenses. The period of time from the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of IBNR reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

     Activity in the liability for unpaid claims and claim expenses is summarized as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                            2000           1999           1998
                                                                         ----------     ----------     ----------
Net reserves as of January 1.......................................      $  174,913     $  197,512     $  110,037
Net reserves assumed in respect of acquired company................              --             --         55,317
Net incurred related to:
     Current year..................................................         100,168        111,720         96,431
     Prior years...................................................           8,436        (34,579)        16,321
                                                                         ----------     ----------     ----------
     Total net incurred............................................         108,604         77,141        112,752
                                                                         ----------     ----------     ----------
Net paid related to:
     Current year..................................................          12,545         44,701         49,671
     Prior years...................................................          33,958         55,039         30,923
                                                                         ----------     ----------     ----------
     Total net paid................................................          46,503         99,740         80,594
                                                                         ----------     ----------     ----------
Total net reserves as of December 31...............................         237,014        174,913        197,512
Losses recoverable as of December 31...............................         166,597        303,688        101,317
                                                                         ----------     ----------     ----------
Total gross reserves as of December 31.............................      $  403,611     $  478,601     $  298,829
                                                                         ==========     ==========     ==========

     The prior year development in 2000 was due primarily to development on the 1999 losses related to the European storms. During 1999, the prior year development was due primarily to favorable development on property catastrophe reserves for 1998 and prior. During 1998, the prior year development was due primarily to adverse development of Nobel's surety and casualty businesses, partially offset by favorable development on property catastrophe reserves. The Company's total gross reserve for incurred but not reported claims was $228.8 million as of December 31, 2000 (1999 -- $293.2 million).

NOTE 6.  BANK LOANS

     The Company has a revolving credit and term loan agreement with a syndicate of commercial banks. The commitment under the revolving credit facility was increased during the year from $300 million to $310 million. During 2000, the Company made net repayments of $192 million on this facility and the balance outstanding as of December 31, 2000 was $8 million (1999 - $200 million). Interest rates on the facility are based on a spread above LIBOR and averaged
7.03 percent during 2000 (5.76 percent in 1999). The credit agreement contains certain financial covenants including requirements that consolidated debt to capital does not exceed a ratio of 0.35:1; consolidated net worth must exceed the greater of $100 million or 125 percent of consolidated debt; and 80 percent of invested assets must be rated BBB-- by S&P or Baa3 by Moody's Investor Service or better. Under the terms of the agreement, and if the Company is in compliance with the covenants thereunder, the Company has access to an additional $302 million should the need arise. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at December 31, 2000.

     Renaissance U.S. has a $27 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based on a spread above LIBOR, and averaged 6.98 percent during 2000 (5.91 percent in 1999). The credit agreement contains certain financial covenants, the primary one being that, RenaissanceRe, being its principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan has mandatory repayment provisions approximating $9 million per year in each of years 2001 through 2003.

     During 2000, in accordance with the provisions of the term loan, the Company repaid the first installment of $8.0 million. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at December 31, 2000.

     Interest payments on the above loans totaled $17.2 million, $8.3 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Fair value of bank loans approximate the carrying values, because such loans reprice frequently.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

NOTE 7.  CAPITAL SECURITIES

     On March 7, 1997 RenaissanceRe Capital Trust (the "Trust") issued $100 million of "Company Obligated, Mandatorily Redeemable Capital Securities of a Subsidiary Trust holding solely $103,092,783 of RenaissanceRe's 8.54 percent Junior Subordinated Debentures due March 1, 2027" ("Capital Securities") guaranteed by the Company. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually. The Trust is a wholly owned subsidiary of the Company and is consolidated into the Company's consolidated financial statements. The Capital Securities and the related dividends are reflected in the consolidated financial statements as a minority interest.

     During 2000 and 1999 the Company repurchased $2.0 million and $10.4 million of the Capital Securities, respectively, recognizing gains of $0.5 million and $1.8 million, respectively, which are reflected as a change in shareholders' equity.

NOTE 8.  ACQUISITION

     In June 1998, the Company acquired the U.S. operating subsidiaries of Nobel Insurance Limited, a Bermuda company ("Nobel Limited"), for $56.1 million. The gross assets and gross liabilities purchased in the transaction were $188.1 million and $155.9 million, respectively, thereby resulting in the recognition of $23.9 million of goodwill (subsequently written down to $14.0 million due to the 1998 fourth quarter charge described below). The Company accounted for this acquisition using the purchase method of accounting. The Company issued no shares as part of the purchase.

     During the fourth quarter of 1998, the Company recorded an after tax charge of $40.1 million, consisting of $29.6 million of adverse development on Nobel's casualty and surety books of business, a goodwill write-down of $6.6 million, and other related costs of $3.9 million. At the end of 1998, RenaissanceRe adopted a plan to exit each of Nobel's business units and accordingly, Nobel completed the reinsurance of the casualty and surety books of business and its bail and low-value dwelling books of business have been assumed by third parties. Reflected in corporate expenses are write-offs of goodwill of $1.0 million and $6.7 million for the years ended December 31, 2000, and 1999, respectively.

     Renaissance U.S. expects to retain ownership of Nobel along with its licenses in the 50 U.S. states, although there can be no assurance that such licenses can be successfully maintained following the disposition of the business units.

     In connection with the Nobel acquisition, Renaissance U.S. borrowed $35 million from a syndicate of banks. In addition, the banks provided a $15 million revolving credit facility which is fully utilized. RenaissanceRe has guaranteed these arrangements. See Note 6. Contemporaneously with the Nobel acquisition, Nobel entered into a retroactive reinsurance contract. This contract provides Nobel with $38 million of protection from adverse development on its pre October 1, 1997 casualty book of business. See Note 4.

NOTE 9.  SHAREHOLDERS' EQUITY

     On May 5, 1998, the shareholders voted to increase the authorized capital to an aggregate of 325,000,000 shares consisting of 225,000,000 Common Shares and 100,000,000 Preference Shares. The Company's 225,000,000 authorized Common Shares, $1.00 par value, consist of three separate series with differing voting rights as follows:

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES


                                                                                            DECEMBER 31, 2000
                                                                                        ---------------------------
                                                                                                        ISSUED AND
                                                                                        AUTHORIZED     OUTSTANDING
                                                                                        -------------  ------------
     Full Voting Common Shares
       (includes all shares registered and available to the  public)..............       210,775,379     18,172,763
     Diluted Voting Class I Common Shares
       (the Diluted Voting I Shares)..............................................        14,039,089      1,448,504
     Diluted Voting Class II Common Shares
       (the Diluted Voting II Shares).............................................           185,532             --
                                                                                       -------------    -----------
                                                                                         225,000,000     19,621,267
                                                                                       -------------    -----------

     The Diluted Voting I Shares and the Diluted Voting II Shares (together the Diluted Voting Shares) were authorized at a special general meeting of shareholders on December 23, 1996 and, subsequent to the authorization, affiliates of General Electric Investment Corporation ("GE") exchanged 5.7 million Full Voting Common Shares for 4.2 million Diluted Voting I Shares and
1.5 million Diluted Voting II Shares, and as such are the sole holders of such diluted voting securities.

     The Diluted Voting Shareholders vote together with the common shareholders. The Diluted Voting I Shares are limited to a fixed voting interest in the Company of up to 9.9 percent on most corporate matters. The Diluted Voting Shareholders are entitled to the same rights, including receipt of dividends and the right to vote on certain significant corporate matters, and are subject to the same restrictions as the common shareholders. The Company currently does not intend to register or list the Diluted Voting Shares on the New York Stock Exchange.

     In February and May of 2000, the Board authorized share repurchase programs of $25.0 million each. For the year ended December 31, 2000, the Company repurchased 671,900 Full Voting Common Shares at an aggregate price of $25.1 million. During 1999 the Company repurchased a total of 2,226,700 Full Voting Common Shares at an aggregate price of $80.1 million. During 1998, the Company repurchased a total of 1,020,670 Full Voting Common Shares at an aggregate price of $42.7 million. Full Voting Common Shares repurchased by the Company are normally cancelled and retired.

     During 2000, GE completed the sale of 1.0 million Diluted Voting I Shares pursuant to an S-3 registration which were subsequently converted into Full Voting Common Shares.

     On November 17, 1999, the Company purchased and cancelled 700,000 Full Voting Common Shares at $38.00 per share for an aggregate purchase price of $26.6 million from one of the Company's founding institutional shareholders.

     On December 1, 1999, one of the Company's founding institutional shareholders sold 318,213 Diluted Voting II Shares into the public market where they were subsequently converted into Full Voting Common Shares.

NOTE 10.  EARNINGS PER SHARE

     The Company utilizes SFAS No. 128, "Earnings per Share" to account for its weighted average shares. The numerator in both the Company's basic and diluted earnings per share calculations is identical. The following table sets forth the reconciliation of the denominator from basic to diluted weighted average shares outstanding (in thousands of per share amounts):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 2000          1999         1998
                                                                                -------      -------       ------
     Weighted average shares-- basic.......................................      19,034       20,444       22,021
     Per share equivalents of employee stock options and restricted
        shares.............................................................         542          184          407
                                                                                -------      -------       ------
     Weighted average shares-- diluted.....................................      19,576       20,628       22,428
                                                                                =======      =======       ======

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

NOTE 11.  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     The Company has in force several treaties with subsidiaries of two of its founding shareholders (or their successors), The St. Paul Companies and affiliates of GE, covering property catastrophe risks in several geographic regions. The terms of these treaties were determined in arms length negotiations and the Company believes that such terms are comparable to terms the Company would expect to negotiate in similar transactions with unrelated parties. For the years ended December 31, 2000, 1999 and 1998, the Company received $14.3 million, $11.1 million and $13.7 million in reinsurance premiums and deposits related to these treaties, respectively.

     Other assets include the Company's investment in Top Layer Re of $21.2 million. Top Layer Re, which is 50% owned by Renaissance Reinsurance, is carried using the equity method. The Company's earnings from Top Layer Re and the Company's performance-based fee from OPCat totalled $9.8 million for the year ended December 31, 2000 (1999 -- $1.9 million) and are included in other income. During 2000, the Company also received a $1.2 million distribution from Top Layer Re.

     During the years ended December 31, 2000, 1999 and 1998, the Company received 78.3%, 78.8%, and 64.2%, respectively, of its premium assumed from its five largest reinsurance brokers. Subsidiaries and affiliates of Marsh Inc., Greig Fester, E. W. Blanch & Co., AON Re Group and Willis Faber accounted for approximately 26.5%, 15.7%, 15.7%, 14.9% and 5.5%, respectively, of the Company's premiums written in 2000.

NOTE 12.  DIVIDENDS

     During 2000, four regular quarterly dividends of $0.375 per share were paid to shareholders of record as of February 17, May 18, August 17, and November 16. During 1999, four regular quarterly dividends of $0.35 per share were paid to shareholders of record as of February 18, May 28, August 19, and November 18. During 1998, four regular quarterly dividends of $0.30 per share were paid to shareholders of record as of February 18, May 20, August 19, and November 19. The total amount of dividends paid to Common Shareholders during 2000, 1999 and 1998 was $29.2 million, $28.9 million and $26.7 million, respectively.

NOTE 13.  TAXATION

     Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. Income from U.S. company operations is subject to taxes imposed by U.S. authorities. Renaissance Reinsurance of Europe is subject to the taxation laws of Ireland.

     Income tax expense consists of:

     DECEMBER 31, 2000                      CURRENT     DEFERRED      TOTAL
     -----------------                     ---------   ----------    -------
     U.S. Federal......................      $   28      $ 4,602   $   4,630
     U.S. state and local..............          18           --          18
                                             ------      -------   ---------
                                             $   46      $ 4,602   $   4,648
                                             ======      =======   =========

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                         2000         1999
                                                                     ----------   -----------
Deferred tax assets:
Allowance for doubtful accounts....................................   $     583   $     127
Unearned premiums..................................................         162         288
Claims reserves, principally due to discounting for tax............       1,726       2,474
Retroactive reinsurance gain.......................................       4,716       4,613
Net operating loss carryforwards...................................      16,980      14,553
Others.............................................................       3,487       4,167
                                                                      ---------   ---------
                                                                         27,654      26,222

Deferred tax liabilities:
Other..............................................................        (883)     (2,719)
                                                                      ---------   ---------
Net deferred tax asset before valuation allowance..................      26,771      23,503
Valuation allowance................................................       8,218          --
                                                                      ---------   ---------
Net deferred tax asset.............................................   $  18,553   $  23,503
                                                                      =========   =========


     At December 31, 2000, the net deferred tax asset of $18.6 million (1999 -- $23.5 million) is included in other assets on the consolidated balance sheet.
The U.S. companies have a net operating loss carryforward of $49.9 million (1999
- -- $42.8 million) which will be available to offset regular taxable U.S. income during the carryforward period (through 2020).

     During 2000, the Company recorded a valuation allowance of $8.2 million against the net deferred tax asset. Although the net operating losses which gave rise to a deferred tax asset have a carryforward period through 2020, the Company's U.S. operations did not generate significant taxable income during the years ended December 31, 2000 and 1999. Accordingly, under the circumstances, and until the Company's U.S. operations begin to generate significant taxable income, the Company believes that it is prudent to establish and maintain a valuation allowance against the net deferred tax asset.

NOTE 14.  GEOGRAPHIC INFORMATION


     Financial information relating to gross premiums written by geographic region is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2000           1999            1998
                                                        ----------      ----------      ----------
United States and Caribbean........................     $  145,871      $  173,598      $  132,776
Worldwide..........................................         98,923          46,712          17,033
Worldwide (excluding U.S.)(1)......................         60,382          27,276          26,326
Europe.............................................         22,071          26,437          18,522
Other..............................................          9,559           2,370           4,495
Australia and New Zealand..........................          8,280           3,212           3,932
Noncatastrophe reinsurance premium(2)..............         37,730           2,740           4,105
                                                        ----------      ----------      ----------
Total reinsurance..................................        382,816         282,345         207,189
United States-- primary............................         50,186          68,960          63,271
                                                        ----------      ----------      ----------
Total gross written premium........................     $  433,002      $  351,305      $  270,460
                                                        ==========      ==========      ==========

- -------------
     (1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

     (2) The category "Noncatastrophe reinsurance" includes coverages related to noncatastrophe reinsurance risks. These coverages primarily include exposure to claims from accident and health, finite, satellite, and aviation risks.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

NOTE 15.  SEGMENT REPORTING

     The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Also included in the primary segment are coverages written by Nobel for commercial auto and general liability as well as surety business which provides coverage to small and mid-size contractors. The Nobel business has been substantially reinsured.

     The activities of the Company's Bermuda and U.S. holding companies are reflected in the other column. The pre tax loss of the holding companies primarily consisted of interest expense on bank loans, the minority interest on the Capital Securities, and realized investment losses on the sales of investments, partially offset by investment income on the assets of the holding companies. Data for the three years ended December 31, 2000, 1999 and 1998 was as follows:

                                                                            YEAR ENDED DECEMBER 31, 2000
                                                              ------------------------------------------------------
                                                               REINSURANCE    PRIMARY        OTHER         TOTAL
                                                              ------------- -----------   -----------  -------------
     Gross premiums written...............................    $   382,816    $  50,186     $     --    $   433,002
     Total revenues.......................................        325,637       13,280       10,818        349,735
     Income (loss) before taxes...........................        150,003       (4,406)     (13,721)       131,876

     Assets...............................................      1,169,568      251,740       47,681      1,468,989
                                                              -----------    ---------     --------    -----------

     Claims and claim expense ratio.......................           40.4%        47.0%          --           40.6%
     Underwriting expense ratio...........................           26.8          98.1          --           28.5
                                                              -----------    ----------    --------    -----------
     Combined ratio.......................................           67.2%        145.1%         --           69.1%
                                                              ===========    ==========    ========    ===========

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                                                                           YEAR ENDED DECEMBER 31, 1999
                                                              ------------------------------------------------------
                                                               REINSURANCE    PRIMARY        OTHER         TOTAL
                                                              ------------- -----------   -----------  -------------
     Gross premiums written...............................    $   282,345    $  68,960     $     --    $   351,305
     Total revenues.......................................        232,715       31,377        6,143        270,235
     Income (loss) before taxes...........................        117,408        8,926      (23,618)       102,716

     Assets...............................................      1,112,692      274,401      230,150      1,617,243
                                                              -----------    ---------     --------    -----------

     Claims and claim expense ratio.......................           32.7%        52.2%          --           34.9%
     Underwriting expense ratio...........................           25.8         12.4           --           28.1
                                                              -----------    ---------     --------    -----------
     Combined ratio.......................................           58.5%        64.6%          --           63.0%
                                                              ===========    ==========    ========    ===========


                                                                          YEAR ENDED DECEMBER 31, 1998
                                                              ------------------------------------------------------
                                                               REINSURANCE    PRIMARY        OTHER         TOTAL
                                                              ------------- -----------   -----------  -------------
     Gross premiums written...............................     $ 207,189    $  63,271      $     --   $   270,460
     Total revenues.......................................       216,976       42,229         1,322       260,527
     Income (loss) before taxes...........................       126,768      (51,438)      (21,228)       54,102

     Assets...............................................       897,656      369,801        88,707     1,356,164
                                                               ---------    ---------      --------   -----------

     Claims and claim expense ratio.......................          25.0%       200.2%           --          55.0%
     Underwriting expense ratio...........................          28.1         37.1            --          29.8
                                                               ---------    ---------      --------   -----------
     Combined ratio.......................................          53.1%       237.3%           --          84.8%
                                                               ==========   ==========     ========   ===========


NOTE 16.  STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

     The Company has a stock incentive plan under which all employees of the Company and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company's stock incentive plan allows for the purchase of the Company's Common Shares at a price that is generally equal to the five day average closing price of the Common Shares immediately prior to the date of grant. Options to purchase Common Shares are granted periodically by the Board of Directors, generally vest over four years and generally expire ten years from the date of grant.

     The Company adopted the disclosure-only method under SFAS No. 123, "Accounting for Stock Based Compensation", as of December 31, 1996, and continues to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25. In accordance with SFAS No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro-forma footnote purposes with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively; dividend yield of 1.9, 3.4 and 2.7 percent, expected option life of five years for all years, and expected volatility of 28.51, 27.41 and 25.09 percent. The risk-free interest rate was assumed to be 5.0 percent in 2000, 6.3 percent in 1999 and 5.5 percent in 1998. If the compensation cost had been determined based upon the fair value method recommended in SFAS No. 123, the Company's net income would have been $109.4 million, $100.9 million and $71.8 million for each of 2000, 1999 and 1998, respectively, and the Company's earnings per share on a diluted basis would have been $5.59, $4.89 and $3.20 for each of 2000, 1999 and 1998, respectively. The following is a table of the changes in options outstanding for 2000, 1999 and 1998, respectively:

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES


                                                                                WEIGHTED
                                                    AWARDS                       AVERAGE     FAIR VALUE
                                                  AVAILABLE      OPTIONS        EXERCISE         OF          RANGE OF
                                                  FOR GRANT    OUTSTANDING       PRICE        OPTIONS    EXERCISE PRICES
                                                 ------------- ------------- -------------- ------------ ----------------
BALANCE, DECEMBER 31, 1997..................       1,960,320     1,286,807      $   26.67
Options granted.............................        (486,079)      486,079      $   45.05     $ 10.84      $34.97-$48.00
Options forfeited...........................          16,225       (16,225)     $   33.45
Options exercised...........................              --      (136,891)     $   17.69
Shares turned in or withheld................          59,928
Restricted stock issued.....................        (136,313)
Restricted stock forfeited..................             461
                                                 ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998..................       1,414,542     1,619,770      $   35.62
Options granted.............................        (363,139)      363,139      $   36.42     $ 12.24      $33.19-$41.29
Options forfeited...........................         247,537      (247,537)     $   38.46
Options exercised...........................              --      (148,504)     $   16.41
Shares turned in or withheld................          82,811
Restricted stock issued.....................        (186,625)
Restricted stock forfeited..................          16,335
                                                 ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999..................       1,211,461     1,586,868      $   37.22
Options granted.............................      (1,590,118)    1,590,118      $   49.02     $ 13.51      $34.00-$74.45
Options forfeited...........................          75,560       (75,560)     $   43.44
Options exercised...........................              --    (1,078,575)     $   38.73
Shares turned in or withheld................         729,360
Restricted stock issued.....................        (236,879)
Restricted stock forfeited..................           8,970
                                                 ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000..................         198,354     2,022,851      $   46.50
Total options exercisable at
   December 31, 2000........................                       737,413



     Under the Company's 1993 Amended Stock Incentive Plan the total number of shares authorized under the plan is 4,000,000 shares. The Plan also allows for the issuance of share-based awards, the issuance of restricted Common Shares and an adjustment in the calculation of shares available for issuance thereunder by deeming the number of shares tendered to or withheld by the Company in connection with certain option exercises to be so available.

     The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock. The authorized shares available for issuance under the Plan is 200,000 Common Shares, with 79,816 awards available for grant at December 31, 2000. In 2000, 70,000 options to purchase Common Shares and 3,328 restricted Common Shares were granted. In 1999, 12,000 options to purchase Common Shares and 1,665 restricted Common Shares were granted. In 1998, 6,000 options to purchase Common Shares and 939 restricted Common Shares were granted. The options and restricted Common Shares vest ratably over three years.

     The Company has also established an employee stock bonus plan. Under the plan, eligible employees may elect to receive a grant of Common Shares of up to 50 percent of their bonus in lieu of cash, with an associated grant from the Company of an equal number of restricted shares. The restricted Common Shares vest ratably over a three or four year period. During the restricted period, the employee receives dividends and votes the restricted Common Shares, but the restricted shares may not be sold, transferred or assigned. In 2000, 1999 and 1998 the Company issued 77,342, 56,430, and 33,036 shares under this plan, respectively, with fair values of $2.9 million, $2.0 million and $1.5 million, respectively. Additionally, in 2000, 1999 and 1998 the Board of Directors granted 159,537, 130,195 and 103,277 restricted shares with a fair value of $6.3 million, $4.6 million, and $4.5 million to certain employees. The shares granted to these employees vest ratably over a four to five year period. At the time of grant, the market value of the shares awarded under these plans is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to operations over the vesting period. Compensation expense related to these plans was $5.5 million, $3.4 million, and $2.5 million in 2000, 1999 and 1998, respectively.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

     In 2000, the Company granted a special option grant to all of its officers equal to three times the normal annual grant. As a result of this special grant, it is not anticipated that annual option grants will be granted in 2001 and 2002. However, the Company may grant options and/or restricted stock in upcoming years if it is deemed appropriate to attract or retain personnel.

     All of the Company's employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation.

NOTE 17.  STATUTORY REQUIREMENTS

     Under the Insurance Act, 1978, amendments thereto and related regulations of Bermuda ("The Act"), Renaissance Reinsurance and Glencoe are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires Renaissance Reinsurance and Glencoe to maintain certain measures of solvency and liquidity during the period. As at December 31, 2000 the statutory capital and surplus of the Bermuda subsidiaries was $738.5 million and the amount required to be maintained under Bermuda law was $135.0 million.

     Under the Act, Renaissance Reinsurance is classified as a Class 4 insurer, and is therefore restricted as to the payment of dividends in the amount of 25 percent of the prior year's statutory capital and surplus, unless at least two members of the board of directors attest that a dividend in excess of this amount would not cause Renaissance Reinsurance to fail to meet its relevant margins. During 2000, Renaissance Reinsurance paid aggregate cash dividends of $95.6 million to RenaissanceRe.

     Glencoe is also eligible as an excess and surplus lines insurer in a number of states in America. There are various capital and surplus requirements in these states, with the most onerous requiring the Company to maintain a minimum of $15.0 million in capital and surplus. In this regard the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirements are met.

     The Company's U.S. insurance subsidiaries are subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are primarily based upon statutory surplus and statutory net income. The U.S. insurance subsidiaries' combined statutory surplus amounted to $32.6 million at December 31, 2000 and the amount required to be maintained was $29.9 million.

     Codification of statutory accounting in the U.S. is generally effective January 1, 2001. Codification is not expected to have a significant impact on the statutory surplus of the Company's U.S. insurance subsidiaries.

NOTE 18.  COMMITMENTS AND CONTINGENCIES

   Concentration of credit risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and except for U.S. Government bonds, none of the Company's investments exceeded 10 percent of shareholders' equity at December 31, 2000.

     Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies.

   Financial instruments with off-balance sheet risk

     The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options and foreign currency forward contracts for purposes other than trading. Their use is limited to yield enhancement, duration management, foreign currency exposure management or to obtain an exposure to a particular financial market.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

   Foreign currency exposure management

     The Company uses foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar claim reserves. Contract gains and losses, realized and unrealized, are reported in the consolidated statements of income. At December 31, 2000, no foreign currency forward contract has a maturity of more than nine months. The table below summarizes the notional amounts, the current fair values and the unrealized gain of the Company's foreign currency forward contracts at December 31, 2000.

                                                      NOTIONAL
                                                       AMOUNT      FAIR VALUE
                                                     -----------  ------------
                                                          (IN MILLIONS OF
                                                           U.S. DOLLARS)
   Forward contracts.................................  $ 32.0        $ 0.8


     The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Non-performance is not anticipated; however, in order to minimize the risk of loss, management monitors the creditworthiness of its counterparties. For forward contracts, the counterparties are principally banks, which must meet certain criteria according to the Company's investment guidelines.

   Letters of credit

     As of December 31, 2000 the Company's bankers have issued letters of credit of approximately $44.9 million in favor of certain ceding companies. Also, in connection with the Top Layer Re joint venture, the Company has committed $37.5 million of collateral in the form of a letter of credit. The letters of credit are secured by cash and investments of similar amounts.

   Employment agreements

     The Board of Directors has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for severance payments under certain circumstances, as well as accelerated vesting of options and restricted stock grants, under a change in control, as defined therein and by the Company's stock option plan.

   Employee Credit Facility

     In June of 1997, the Company executed a credit facility in order to encourage direct, long-term ownership of the Company's stock, and to facilitate purchases of the Company's stock by officers of the Company. Under the terms of the facility, the purchases are financed by personal loans to the officers from the bank. Such loans are collateralized by the stock purchased. The Company guarantees the loans, but has recourse to the collateral if it incurs a loss under the guarantee. At December 31, 2000, the bank loans guaranteed by the Company totaled $24.8 million. At December 31, 2000, the common stock that collateralizes the loans had a fair value of $67.4 million.

   Litigation

     The Company is party to various lawsuits arising in the normal course of business. The Company does not believe that any of the litigation will have a material impact on its consolidated financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

NOTE 19.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)


                                               QUARTER ENDED          QUARTER ENDED               QUARTER ENDED
                                                 MARCH 31,              JUNE 30,                  SEPTEMBER 30,
                                        ------------------------------------------------   -------------------------
                                           2000       1999         2000          1999          2000         1999
                                        ---------- ----------  ------------  ------------  ------------ ------------
DECEMBER 31, 2000
(AMOUNTS IN TABLES EXPRESSED IN THOUSANDS OF
UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)
Gross premiums written..............      $160,471   $155,095    $ 97,650      $ 67,374      $122,470     $ 97,582
                                          ========   ========    ========      ========      ========     ========
Net premiums written................      $103,364   $116,284    $ 64,765      $ 34,929      $ 85,564     $ 58,238
                                          ========   ========    ========      ========      ========     ========
Net premiums earned.................       52,765     57,988       62,519        57,668        73,284       54,123
Net investment income...............       18,467     13,106       19,240        14,039        21,236       15,714
Net foreign exchange gains (losses).         (137)      (666)        (169)          394           447          107
Other income........................        1,402       (269)       1,709           460         2,960          882
Net realized investment gains (losses)     (6,787)      (497)      (3,594)       (5,030)        1,482       (6,020)
                                          -------    -------     --------      --------      --------     --------
Total revenues......................       65,710     69,662       79,705        67,531        99,409       64,806
                                          -------    -------     --------      --------      --------     --------
Claims and claim expenses incurred..       17,713     15,695       24,878        21,005        29,953       19,420
Acquisitions costs..................        7,242      6,784        7,602         6,025        11,074        7,540
Operational expenses................        7,807      9,516        9,065         9,092        11,050        8,771
Corporate expenses..................        2,342      3,961        2,532         3,936           196          693
Interest expense....................        4,252      1,406        4,358         1,712         4,639        2,675
                                          -------    -------     --------      --------      --------     --------
Total expenses......................       39,356     37,362       48,435        41,770        56,912       39,099
                                          -------    -------     --------      --------      --------     --------
Income before minority interest and        26,354     32,300       31,270        25,761        42,497       25,707
taxes...............................
Minority interest-- Capital Securities      1,859      2,111        1,938         2,128         1,866        1,861
                                          -------    -------     --------      --------      --------     --------
Income before taxes.................       24,495     30,189       29,332        23,633        40,631       23,846
Income tax (expense) benefit........         (420)      (171)         388           416        (4,986)         128
                                          -------    -------     --------      --------      --------     --------
Net income..........................      $24,075    $30,018     $ 29,720      $ 24,049      $ 35,645     $ 23,974
                                          =======    =======     ========      ========      ========     ========
Earnings per share-- basic..........      $  1.25    $  1.42     $   1.58      $   1.17      $   1.89     $   1.18

Earnings per share-- diluted........      $  1.24    $  1.41     $   1.55      $   1.16      $   1.83     $   1.17

Weighted average shares-- basic.....       19,266     21,138       18,851        20,524        18,877       20,356
Weighted average shares-- diluted...       19,475     21,323       19,147        20,703        19,520       20,536

Claims and claim expense ratio......         33.6%      27.1%        39.8%         36.4%         40.9%        35.9%
Underwriting expense ratio..........         28.5%      28.1%        26.7%         26.2%         30.2%        30.1%
                                          -------    --------    --------      --------      ---------    --------
Combined ratio......................         62.1%      55.2%        66.5%         62.6%         71.1%        66.0%
                                          =======    ========    ========      ========      =========    ========



     QUARTER ENDED
      DECEMBER 31,
- ---------------------
    2000         1999
- ------------ --------



  $ 52,411     $ 31,254
  ========     ========
  $ 39,610     $  4,062
  ========     ========
    79,113       51,338
    19,205       17,475
       237         (246)
     4,607        3,842
     1,748       (4,173)
  --------     --------
   104,910       68,236
  --------     --------
    36,060       21,021
    12,612        5,151
    10,032        9,389
     2,952        1,298
     3,918        4,147
  --------     --------
    65,574       41,006
  --------     --------
    39,336       27,230

     1,919        2,182
  --------     --------
    37,417       25,048
       370        1,152
  --------     --------
  $ 37,787     $ 26,200
  ========     ========
  $   1.97     $   1.33

  $   1.87     $   1.31

    19,141       19,759
    20,163       19,949

      45.6%        41.0%
      28.6%        28.3%
  ---------    --------
      74.2%        69.3%
  =========    ========

                  RENAISSANCERE HOLDINGS LTD AND SUBSIDIARIES.

             INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Pages

Report of Independent Auditors on Schedules................................S-2

I     Summary of Investments other than Investments in Related
      Parties at December 31, 2000.........................................S-3

II    Condensed Financial Information of the Registrant....................S-4

III   Supplementary Insurance Information for the years ended
      December 31, 2000, 1999 and 1998.....................................S-7

IV    Reinsurance for the years ended December 31, 2000, 1999 and 1998.....S-8

VI    Supplementary Information Concerning Property-Casualty
      Insurance Operations.................................................S-9

     Schedules other than those listed above are omitted for the reason that they are not applicable.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

     To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

     We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 26, 2001; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2000. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                           /s/ Ernst & Young

Hamilton, Bermuda
January 26, 2001

                                                                      SCHEDULE I

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                       (MILLIONS OF UNITED STATES DOLLARS)



                                                                         YEAR ENDED
                                                                     DECEMBER 31, 2000           AMOUNT AT
                                                                ----------------------------    WHICH SHOWN
TYPE OF INVESTMENT:                                               AMORTIZED        MARKET         IN THE
                                                                     COST          VALUE       BALANCE SHEET
                                                                -------------  -------------  ---------------
Fixed Maturities Available for Sale:
   U.S. Government bonds..................................          $264.2          $267.9         $267.9
   U.S. corporate bonds...................................           431.3           430.7          430.7
   Non U.S. government bonds..............................           107.3           110.2          110.2
   Non U.S. corporate bonds...............................            18.3            16.6           16.6
   U.S. mortgage backed securities........................           100.6           102.7          102.7
                                                                -------------  -------------  ---------------
     Subtotal.............................................           921.7           928.1          928.1
Other investments.........................................            29.6            29.6           29.6
Short-term investments....................................            13.8            13.8           13.8
Cash and cash equivalents.................................           110.5           110.5          110.5
                                                                -------------  -------------  ---------------
     Total investments, short-term investments,
       cash and cash equivalents...................               $1,075.6        $1,082.0       $1,082.0
                                                                =============  =============  ===============



                                                                     SCHEDULE II

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   RENAISSANCERE HOLDINGS LTD. BALANCE SHEETS
                                (PARENT COMPANY)
         (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                                                                 DECEMBER 31
                                                                      -----------------------------------
                                                                           2000                 1999
                                                                      ---------------     ---------------
                  ASSETS
Cash.......................................................          $      1,538           $     48,483
Investments available for sale.............................                  -                   144,739
Investment in subsidiaries.................................               753,503                673,229
Dividend receivable........................................                34,665                 30,637
Other assets...............................................                10,564                    942
                                                                      ---------------     ---------------
         Total assets......................................          $    800,270           $    898,030
                                                                      ===============     ===============

                  LIABILITIES
Loans payable..............................................          $      8,000           $    200,000
Minority interest - Company obligated, manditorily redeemable capital securities of a subsidiary trust holding solely
     junior subordinated debentures of the Company.........                87,630                 89,630
Other liabilities..........................................                 3,822                  8,071
                                                                      ---------------     ---------------
         Total liabilities.................................                99,452                297,701
                                                                      ===============     ===============

                  SHAREHOLDERS' EQUITY
Common Shares: $1 par value-authorized 225,000,000 shares.
     Issued and outstanding at December 31, 2000 - 19,621,267
     (1999 - 19,686,480)...................................                19,621                 19,686
Additional paid-in capital.................................                 3,378                     --
Unearned Stock Grant Compensation..........................               (11,716)               (10,026)
Accumulated other comprehensive income.....................                 6,831                (18,470)
Retained earnings..........................................               682,704                609,139
                                                                      ---------------     ---------------
         Total shareholders' equity........................               700,818                600,329
                                                                      ---------------     ---------------
                Total liabilities and shareholders' equity.          $    800,270           $    898,030
                                                                      ===============     ===============

                              SCHEDULE II (CONT'D.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           RENAISSANCERE HOLDINGS LTD.
                              STATEMENTS OF INCOME
                                (PARENT COMPANY)
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                                  YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              ------------------- ------------------- --------------------
Income:
Investment income...........................................        $  11,122        $   5,945           $   1,364

Total income................................................           11,122            5,945               1,364
                                                              ------------------  ----------------  ----------------------
Expenses:
Interest expense............................................           14,129            6,805               3,059
                                                              ------------------  ----------------  ----------------------
Corporate expenses..........................................            2,553            3,120               3,317
                                                              ------------------  ----------------  ----------------------

Total expenses..............................................           16,682            9,925               6,376
                                                              ------------------  ----------------  ----------------------
Loss before equity in net income of subsidiaries & taxes....           (5,560)          (3,980)             (5,012)
Equity in net income of Subsidiaries........................          140,370          116,509              88,834
                                                              ------------------  ----------------  ----------------------

Income before minority interests & taxes....................          134,810          112,529              83,822
Minority interest - Company obligated, mandatorily
   redeemable capital securities of a subsidiary
   trust holding solely junior subordinated debentures
   of the Company...........................................           (7,582)          (8,288)             (8,540)
Minority interest - Glencoe.................................               --               --                (705)
                                                              ------------------  ----------------  ----------------------

Net income before taxes.....................................          127,228          104,241              74,577
Income tax expense..........................................               --               --                  --
                                                              ------------------  ----------------  ----------------------

Net income..................................................        $ 127,228        $ 104,241           $  74,577
                                                              ==================  ================  ======================

                              SCHEDULE II (CONT'D.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(CONTINUED)
                           RENAISSANCERE HOLDINGS LTD.
                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                                   YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                                DECEMBER 31, 2000  DECEMBER 31, 1999    DECEMBER 31, 1998
                                                              ------------------- ------------------- --------------------
Cash flows provided by (applied to) operating activities:
Net income.................................................         $ 127,228          $ 104,241         $  74,577
Less equity in net income of subsidiaries..................           140,370            116,509            88,129
                                                              ------------------  ----------------    ------------------
                                                                      (13,142)           (12,268)          (13,552)

Adjustments to reconcile net loss to net cash provided by
   (applied to) operating activities:
Other......................................................            12,436             13,172             2,085
                                                              ------------------  ----------------    ------------------
Net cash provided by (applied to) operating activities.....              (706)               904           (11,467)
                                                              ------------------  ----------------    ------------------
Cash flows provided by investing activities:
Contributions to subsidiary................................           (11,995)           (14,846)          (22,516)
Proceeds from sales of investments.........................           450,095            199,562            76,770
Purchases of investments...................................          (328,022)          (265,979)         (109,295)
Dividends from subsidiary..................................            91,528             88,714           102,061
Purchase of minority interest in subsidiary................                --                 --                --
                                                              ------------------  ----------------    ------------------
Net cash provided by investing activities..................           201,606              7,451            47,020
                                                              ------------------  ----------------    ------------------
Cash flows provided by (applied to) financing activities:
Proceeds from issuance (purchase) of Capital Securities....            (1,510)            (8,591)               --
Repurchase of Common Shares................................           (25,107)           (80,098)          (42,724)
Dividend to Common Shareholders............................           (29,228)           (28,885)          (26,720)
Net proceeds from (repayment of) bank loan.................          (192,000)           150,000                --
Repayments of officer loans................................                --                 --                --
                                                              ------------------  ----------------    ------------------
Net cash provided by (applied to) financing activities.....          (247,845)            32,426           (69,444)
                                                              ------------------  ----------------    ------------------
Net increase (decrease) in cash and cash equivalents.......           (46,945)            40,781           (33,891)
                                                              ------------------  ----------------    ------------------
Balance at beginning of year...............................            48,483              7,702            41,593
                                                              ------------------  ----------------    ------------------
Balance at end of year.....................................         $   1,538          $  48,483         $   7,702
                                                              ------------------  ----------------    ------------------

                                                                    SCHEDULE III

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                       DECEMBER 31, 2000                                YEAR ENDED DECEMBER 31, 2000
                           -----------------------------------------   ----------------------------------------------------------
                                             FUTURE
                                             POLICY
                                           BENEFITS,                                                  BENEFITS,    AMORTIZATION
                              DEFERRED      LOSSES,                                                    CLAIMS,      OF DEFERRED
                               POLICY      CLAIMS AND                                     NET        LOSSES AND       POLICY
                            ACQUISITION      CLAIMS       UNEARNED       PREMIUM      INVESTMENT     SETTLEMENT     ACQUISITION
                               COSTS        EXPENSES      PREMIUMS       REVENUE        INCOME        EXPENSES         COSTS

Property...............      $    8,599    $403,611      $  112,541    $267,681       $   77,868     $  108,604     $   38,530
                            ============  ===========   ============   ==========    =============  ============   ============

                            YEAR ENDED DECEMBER 31, 2000
                            ----------------------------
                                OTHER           NET
                              OPERATING      PREMIUMS
                               EXPENSES       WRITTEN


Property................      $   37,954     $293,303
                              ===========   ==========



                                       DECEMBER 31, 1999                                 YEAR ENDED DECEMBER 31, 1999
                           -----------------------------------------   ----------------------------------------------------------
                                             FUTURE
                                             POLICY
                                           BENEFITS,                                                  BENEFITS,    AMORTIZATION
                              DEFERRED      LOSSES,                                                    CLAIMS,      OF DEFERRED
                               POLICY      CLAIMS AND                                     NET        LOSSES AND       POLICY
                            ACQUISITION      CLAIMS       UNEARNED       PREMIUM      INVESTMENT     SETTLEMENT     ACQUISITION
                               COSTS        EXPENSES      PREMIUMS       REVENUE        INCOME        EXPENSES         COSTS

Property...............      $   14,221    $ 478,601     $   98,386    $ 221,117      $   60,334     $   77,141     $   25,500
                            ============  ===========   ============   ==========    =============  ============   ============



                            YEAR ENDED DECEMBER 31, 1999
                            ----------------------------




                                OTHER           NET
                              OPERATING      PREMIUMS
                               EXPENSES       WRITTEN


Property...............       $   36,768     $213,513
                              ===========   ==========





                                       DECEMBER 31, 1998                                  YEAR ENDED DECEMBER 31, 1998
                           -----------------------------------------   ----------------------------------------------------------
                                             FUTURE
                                             POLICY
                                           BENEFITS,                                                  BENEFITS,    AMORTIZATION
                              DEFERRED      LOSSES,                                                    CLAIMS,      OF DEFERRED
                               POLICY      CLAIMS AND                                     NET        LOSSES AND       POLICY
                            ACQUISITION      CLAIMS       UNEARNED       PREMIUM      INVESTMENT     SETTLEMENT     ACQUISITION
                               COSTS        EXPENSES      PREMIUMS       REVENUE        INCOME        EXPENSES         COSTS

Property...............      $   10,997    $ 298,829     $   94,466    $ 204,947      $   52,834     $  112,752     $   26,506
                            ============  ===========   ============   ==========    =============  ============   ============


                            YEAR ENDED DECEMBER 31, 1998
                            ----------------------------




                                OTHER           NET
                              OPERATING      PREMIUMS
                               EXPENSES       WRITTEN

Property...............       $   34,525     $195,019
                              ===========   ==========

                                                                     SCHEDULE IV

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                                   REINSURANCE
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                                                                           PERCENTAGE
                                                                  CEDED TO       ASSUMED                   OF AMOUNT
                                                     GROSS          OTHER       FROM OTHER       NET        ASSUMED
                                                     AMOUNT       COMPANIES     COMPANIES       AMOUNT       TO NET
                                                    --------      ---------     ----------    ---------   ----------
Year ended December 31, 2000
     Property Premiums Written..............        $ 50,186       139,699         382,816    $  293,303       131%
                                                    ========     =========       =========    ==========
Year ended December 31, 1999
     Property Premiums Written..............        $ 68,961     $ 137,792       $ 282,344    $  213,513       132%
                                                    ========     =========       =========    ==========
Year ended December 31, 1998
     Property Premiums Written..............        $ 63,271     $  75,441       $ 207,189    $  195,019       106%
                                                    ========     =========       =========    ==========

                                                                     SCHEDULE VI

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                             (DOLLARS IN THOUSANDS)




                                                   Reserve                                                   Claims and Claims
                                                     for                                                     Expense Incurred
                                      Deferred      Unpaid                                                      Related to
                                        Policy      Claims     Discount                            Net      -------------------
                                     Acquisition  and Claims   if any,    Unearned   Earned     Investment  Current     Prior
Affiliation with Registrant             Costs      Expenses    Deducted   Premiums   Premiums     Income      Year      Years
- ---------------------------          -----------  ----------  ---------- ---------- ---------- ------------ --------  ---------
Consolidated Subsidiaries

     Year ended December 31, 2000     $  8,599    $403,611    $   --     $112,541   $267,681   $ 77,868     $100,168  $ 8,436
                                      ========    ========    ========   ========   ========   ========     ========  ===========
     Year ended December 31, 1999     $ 14,221    $478,601    $   --     $ 98,386   $221,117   $ 60,334     $111,720  $ (34,579)
                                      ========    ========    ========   ========   ========   ========     ========  ===========
     Year ended December 31, 1998     $ 10,997    $298,829    $   --     $ 94,466   $204,947   $ 52,834     $ 96,431  $  16,321
                                      ========    ========    ========   ========   ========   ========     ========  ===========




                                             Amortization
                                             of Deferred   Paid
                                               Policy    Claim and     Net
                                            Acquisition    Claims    Premiums
Affiliation with Registrant                    Costs      Expenses   Written
- ---------------------------                ------------- ---------- ----------
Consolidated Subsidiaries

     Year ended December 31, 2000           $ 38,530      $46,503   $293,303
                                            =========     ========  ========
     Year ended December 31, 1999           $ 25,500      $99,740   $213,513
                                            =========     ========  ========
     Year ended December 31, 1998           $ 26,506     $ 80,594   $195,019
                                            =========     ========  ========


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    EXHIBITS

                                       TO

                                    FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                           RenaissanceRe Holdings Ltd.

1. The Consolidated Financial Statements of the Company and related Notes thereto are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

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

3.       The following exhibits are included in this Report:

3.1      Memorandum of Association.*

3.2      Amended and Restated Bye-Laws.#

3.3      Memorandum of Increase in Share Capital of Company.##

4.1      Specimen Common Share certificate.*

10.1     RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.2 Agreement and Plan of Recapitalization, dated as of March 26, 1995, by and among RenaissanceRe Holdings, Ltd., Renaissance Reinsurance Ltd. and Investors named therein.*

10.3 Fourth Amended and Restated Employment Agreement, dated as of March 13, 2001, between Renaissance Reinsurance Ltd. and James N. Stanard.

10.4 Employment Agreement, dated as of February 4, 1998, between Renaissance Reinsurance Ltd. and William I. Riker.###

10.5 Employment Agreement, dated as of July 1, 1999, between Renaissance Reinsurance Ltd. and David A. Eklund. @@

10.6 Employment Agreement, dated as of October 17, 1997, between Renaissance Reinsurance Ltd. and John M. Lummis. @@

10.7 Credit Agreement, dated as of October 5, 1999, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Deutsche Bank AG, as LC Issuer and Syndication Agent, Fleet National Bank, as Co-Agents, and Bank of America, National Association, as Administrative Agent for the Lenders.++

10.8 Accession Agreement dated as of November 8, 1999, among RenaissanceRe Holdings Ltd. (the "Borrower"), Bank of America, National Association, as Administrative Agent (the "Administrative Agent"), Deutsche Bank AG, New York Branch, as LC Issuer (the "LC Issuer") and Mellon Bank, N.A., relating to the Credit Agreement dated as of October 5, 1999, among the Borrower, certain financial institutions which are signatories thereto, the LC Issuer and the Administrative Agent. @@

10.9 Equity Purchase Agreement, dated as of December 13, 1996, by and among RenaissanceRe Holdings Ltd., Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.^

10.10 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.###

10.11 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan.###

10.12 Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.13 Amended and Restated Shareholders Agreement, dated as of March 23, 1998, by and among Warburg, Pincus Investors, L.P., Trustees of General Electric Pension Trust, GE Private Placement Partners I, Limited Partnership and United States Fidelity and Guaranty Company.###

10.14 Amended and Restated Registration Rights Agreement, dated as of March 23, 1998, by and among Warburg, Pincus Investors, L.P., PT Investments Inc., GE Private Placement Partners I-Insurance, Limited Partnership and United States Fidelity and Guaranty Company.###

10.15 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.^^

10.16 Indenture, dated as of March 7, 1997, among the Company, as Sponsor, and The Bank of New York, as Debenture Trustee.^^

10.17 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between the Company and The Bank of New York, as Trustee.^^

10.18 Registration Rights Agreement, dated March 7, 1997, among the Company, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc.^^

10.19 Credit Agreement between Renaissance U.S. Holdings, Inc., the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of June 24, 1998.#

10.20 First Amendment to Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31, 1998.@

10.21 Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America National Trust & Savings Association.#

10.22 Share Purchase Agreement, dated as of November 17, 1999, between RenaissanceRe Holdings Ltd. And The St. Paul Companies, Inc. @@

10.23    RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.

21.1     List of Subsidiaries of the Registrant.

23.1     Consent of Ernst & Young.

27.1     Financial Data Schedule for the Year Ended December 31, 2000.

_______________________________________________________________________________


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

++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 21, 1997.

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

@@ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 30, 2000.