Form 10-Q
period 2001-03-31
RENAISSANCERE HOLDINGS LTD
filed 2001-05-15
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of March 31, 2001 was 19,753,857.

                    Total number of pages in this report: 23

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

    ITEM 1 -- Financial Statements

        Consolidated Balance Sheets as at March 31, 2001                     3
        (Unaudited) and December 31, 2000

        Unaudited Consolidated Statements of Operations for                  4
        the three month periods ended March 31, 2001 and 2000

        Unaudited Consolidated Statements of Changes in Shareholders'        5
        Equity for the three month periods ended March 31, 2001 and
        2000

        Unaudited Consolidated Statements of Cash Flows                      6
        for the three month periods ended March 31, 2001 and 2000

        Notes to Unaudited Consolidated Financial Statements                 7

    ITEM 2 -- Management's Discussion and Analysis of Results of
              Operations and Financial Condition                            11

    ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk    20

PART II -- Other Information                                                21

    ITEM 1 -- Legal Proceedings
    ITEM 2 -- Changes in Securities
    ITEM 3 -- Defaults Upon Senior Securities
    ITEM 4 -- Submission of Matters to a Vote of Security Holders
    ITEM 5 -- Other Information
    ITEM 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                     22

Part I - Financial information
Item 1 - Financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 2001 AND DECEMBER 31, 2000
       (in thousands of United States Dollars, except per share amounts)

                                                                            AS AT
                                                               ----------------------------------
                                                               MARCH 31, 2001   DECEMBER 31, 2000
                                                               --------------   -----------------
ASSETS                                                          (Unaudited)
Fixed maturity investments available for sale, at fair value
  (Amortized cost $970,793 and $921,750 at March 31, 2001 and
    December 31, 2000, respectively)                            $   985,768        $   928,102
Short term investments                                               12,984             13,760
Other investments                                                    40,080             29,613
Cash and cash equivalents                                           146,085            110,571
                                                                -----------        -----------
    Total investments and cash                                    1,184,917          1,082,046

Premiums receivable                                                 125,099             95,423
Ceded reinsurance balances                                           78,830             37,520
Losses and premiums recoverable                                     180,770            167,604
Accrued investment income                                            13,021             15,034
Deferred acquisition costs                                           14,337              8,599
Other assets                                                         68,762             62,763
                                                                -----------        -----------
    TOTAL ASSETS                                                $ 1,665,736        $ 1,468,989
                                                                ===========        ===========
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim expenses                           $   437,014        $   403,611
Reserve for unearned premiums                                       191,185            112,541
Bank loans                                                           50,000             50,000
Reinsurance balances payable                                         97,574             50,779
Other                                                                55,250             63,610
                                                                -----------        -----------
    TOTAL LIABILITIES                                               831,023            680,541
                                                                -----------        -----------
MINORITY INTEREST
  Company obligated mandatorily redeemable Capital
  Securities of a subsidiary trust holding solely
  junior subordinated debentures of the Company                      87,630             87,630

SHAREHOLDERS' EQUITY
Common shares and additional paid-in capital                         30,313             22,999
Unearned stock grant compensation                                   (17,961)           (11,716)
Accumulated other comprehensive income                               14,975              6,831
Retained earnings                                                   719,756            682,704
                                                                -----------        -----------
  TOTAL SHAREHOLDERS' EQUITY                                        747,083            700,818
                                                                -----------        -----------
  TOTAL LIABILITIES, MINORITY INTEREST, AND
  SHAREHOLDERS' EQUITY                                          $ 1,665,736        $ 1,468,989
                                                                ===========        ===========
BOOK VALUE PER COMMON SHARE                                     $     37.82        $     35.72
                                                                ===========        ===========
COMMON SHARES OUTSTANDING                                            19,754             19,621
                                                                ===========        ===========

    The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three month periods ended March 31, 2001 and 2000
       (in thousands of United States Dollars, except per share amounts)
                                  (Unaudited)

                                                          QUARTERS ENDED
                                                  --------------------------------
                                                  MARCH 31, 2001    MARCH 31, 2000
                                                  --------------    --------------
REVENUES
  Gross Premiums Written                            $ 198,208         $ 160,471
                                                    =========         =========
  Net premiums written                              $ 121,232         $ 103,364
  Decrease in unearned premiums                       (37,332)          (50,599)
                                                    ---------         ---------
  Net premiums earned                                  83,900            52,765
  Net investment income                                17,884            18,467
  Net foreign exchange losses                            (296)             (137)
  Other income                                          3,868             1,402
  Net realized gains (losses) on investments            7,616            (6,787)
                                                    ---------         ---------
  TOTAL REVENUES                                      112,972            65,710
                                                    ---------         ---------
EXPENSES
  Claims and claim expenses incurred                   41,895            17,713
  Acquisition expenses                                 12,545             7,242
  Operational expenses                                  8,512             7,807
  Corporate expenses                                    1,528             2,342
  Interest expense                                        864             4,252
                                                    ---------         ---------
  TOTAL EXPENSES                                       65,344            39,356
                                                    ---------         ---------
Income before minority interest and taxes              47,628            26,354
Minority interest - Company obligated mandatorily
  redeemable Capital Securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company                             1,847             1,859
                                                    ---------         ---------
Income before taxes                                    45,781            24,495
Income tax expense                                        876               420
                                                    ---------         ---------
  NET INCOME                                        $  44,905         $  24,075
                                                    =========         =========
Earnings per Common Share - basic                   $    2.34         $    1.25
Earnings per Common Share - diluted                 $    2.22         $    1.24
Operating earnings per Common Share - diluted       $    1.84         $    1.58
Average shares outstanding - basic                     19,227            19,266
Average shares outstanding - diluted                   20,230            19,475
Claims and claim expense ratio                           49.9%             33.6%
Expense ratio                                            25.1%             28.5%
                                                    ---------         ---------
Combined ratio                                           75.0%             62.1%
                                                    =========         =========

    The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           For the three month periods ended March 31, 2001 and 2000
                     (in thousands of United States Dollars)
                                  (Unaudited)

                                                                           YEAR TO DATE
                                                                 --------------------------------
                                                                 MARCH 31, 2001    MARCH 31, 2000
                                                                 --------------    --------------
Common Shares & additional paid-in capital
   Balance -- January 1                                            $  22,999         $  19,686
   Exercise of options, and issuance of stock and restricted
      stock awards                                                     7,314                85
   Repurchase of shares                                                   --              (348)
                                                                   ---------         ---------
   Balance -- March 31                                                30,313            19,423
                                                                   ---------         ---------
Unearned stock grant compensation
   Balance -- January 1                                              (11,716)          (10,026)
   Restricted stock grants awarded, net                               (7,920)           (3,332)
   Amortization                                                        1,675             1,277
                                                                   ---------         ---------
   Balance -- March 31                                               (17,961)          (12,081)
                                                                   ---------         ---------
Accumulated other comprehensive income (1)
   Balance -- January 1                                                6,831           (18,470)
   Net unrealized gains (losses) on securities, net of
      adjustment (see disclosure)                                      8,144             4,757
                                                                   ---------         ---------
   Balance -- March 31                                                14,975           (13,713)
                                                                   ---------         ---------
Retained earnings
   Balance -- January 1                                              682,704           609,139
   Net income                                                         44,905            24,075
   Dividends paid                                                     (7,853)           (7,401)
   Repurchase of shares                                                   --           (12,717)
   Exercise of options                                                    --             3,126
                                                                   ---------         ---------
   Balance -- March 31                                               719,756           616,222
                                                                   ---------         ---------
Total Shareholders' Equity                                         $ 747,083         $ 609,851
                                                                   =========         =========
COMPREHENSIVE INCOME
Net income                                                         $  44,905         $  24,075
Other comprehensive income                                             8,144             4,757
                                                                   ---------         ---------
Comprehensive income                                               $  53,049         $  28,832
                                                                   =========         =========
DISCLOSURE REGARDING NET UNREALIZED GAINS (LOSSES)
Net unrealized holding gains (losses) arising during period        $  15,760         $  (2,030)
Net realized (gains) losses included in net income                    (7,616)            6,787
                                                                   ---------         ---------
Change in net unrealized gains (losses) on securities              $   8,144         $   4,757
                                                                   =========         =========

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three month periods ended March 31, 2001 and 2000
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                  YEAR TO DATE
                                                         --------------------------------
                                                         MARCH 31, 2001    MARCH 31, 2000
                                                         --------------    --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
   Net income                                              $  44,905         $  24,075

   ADJUSTMENTS TO RECONCILE NET INCOME TO
      CASH PROVIDED BY OPERATING ACTIVITIES

      Amortization and depreciation                              (91)             (279)
      Net realized investment losses (gains)                  (7,616)            6,787
      Change in:
         Reinsurance balances, net                            17,119           (51,487)
         Ceded reinsurance balances                          (41,310)          (18,330)
         Deferred acquisition costs                           (5,738)           (2,687)
         Reserve for claims and claim expenses, net           20,237            55,141
         Reserve for unearned premiums                        78,644            68,929
         Other                                               (31,238)            2,515
                                                           ---------         ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES            74,912            84,664
                                                           ---------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Proceeds from sale of investments                         854,004           601,540
   Purchase of investments available for sale               (885,549)         (605,240)
                                                           ---------         ---------
      NET CASH USED IN INVESTING ACTIVITIES                  (31,545)           (3,700)
                                                           ---------         ---------
CASH FLOWS USED IN FINANCING ACTIVITIES
   Dividends paid                                             (7,853)           (7,401)
   Purchase of Common Shares                                      --           (13,065)
                                                           ---------         ---------
      NET CASH USED IN FINANCING ACTIVITIES                   (7,853)          (20,466)
                                                           ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     35,514            60,498
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               110,571           132,112
                                                           ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 146,085         $ 192,610
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

     The Company acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs on behalf of Overseas Partners Cat Ltd. ("OPCat"), a subsidiary of Overseas Partners Ltd., a Bermuda Company. Renaissance Reinsurance has also entered into a joint venture, Top Layer Reinsurance Ltd. ("Top Layer Re") with State Farm Automobile Insurance Company.

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

2.   Significant Accounting Policies

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements.

3. The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $35.7 million and $38.9 million for the three months ended March 31, 2001 and 2000, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to those reinsurance contracts. Total recoveries (reductions) netted against premiums and claims and claim expenses incurred for the three months ended March 31, 2001 were $43.8 million compared to $0.8 million for the three months ended March 31, 2000.

     Included in losses and premiums recoverable are recoverables of $19.0 million which are related to retroactive reinsurance agreements. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," losses related to retroactive reinsurance agreements are required to be included in claims and claim expenses incurred as they become known. However, offsetting recoverables, if any, are deferred and reflected in the statement of operations in future periods, based on the recovery method. As of March 31, 2001, the Company has deferred $11.2 million of recoveries related to a retroactive reinsurance contract. This has been included in other liabilities on the consolidated balance sheet. As the amounts are recovered, the recoveries will offset claims and claim expenses incurred in the consolidated statement of operations.

4. The Company paid interest on its outstanding loans of $0.8 million for the three month period ended March 31, 2001 and $6.1 million for the same period in the previous year. The decrease in interest payments is due to repayment of borrowings of $200.0 million during the fourth quarter of 2000. See "Financial Condition - Capital Resources and Shareholders' Equity" for further discussion.

     On March 1, 2001, the Company paid a semi-annual dividend of $4.3 million on the Company's obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities").

5. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

----------------------------------------------------------------------------------------------
                                                                    Quarter ended March 31,
                                                                       2001          2000
----------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
----------------------------------------------------------------------------------------------
Numerator:
  Net income                                                       $    44,905    $    24,075
                                                                  ============================
Denominator:
  Denominator for basic earnings per share -
       Weighted average shares                                      19,226,892     19,265,973
  Per share equivalents of employee stock
       Options and restricted shares                                 1,002,809        209,504
                                                                  ----------------------------
  Denominator for diluted earnings per share -
       Adjusted weighted average shares and
       Assumed conversions                                          20,229,701     19,475,477
                                                                  ============================
  Basic earnings per share                                               $2.34          $1.25
  Diluted earnings per share                                             $2.22          $1.24
----------------------------------------------------------------------------------------------

6. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.40 per share to shareholders of record on February 20, 2001. On May 4, 2001, the Board of Directors declared a dividend of $0.40 per share payable on June 1, 2001 to shareholders of record on May 18, 2001.

7. The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Data for the three month periods ended March 31, 2001 and 2000 are as follows:

QUARTER ENDED MARCH 31, 2001   REINSURANCE    PRIMARY       OTHER       TOTAL
                               -------------------------------------------------
Gross premiums written          $188,313     $  9,895     $      -     $198,208
Total revenues                   108,003        4,254          715      112,972
Pre-tax profit (loss)             45,030        3,386       (2,635)      45,781

Assets                         1,367,276      242,157       56,303    1,665,736
                               -------------------------------------------------
Claims and claim expense ratio     53.6%       -133.3%           -         49.9%
Underwriting expense ratio         23.0%        123.3%           -         25.1%
                               -------------------------------------------------
Combined ratio                     76.6%        -10.0%           -         75.0%
                               -------------------------------------------------

QUARTER ENDED MARCH 31, 2000      REINSURANCE    PRIMARY       OTHER       TOTAL
                                  -------------------------------------------------
Gross premiums written              $144,752     $15,719     $      -     $160,471
Total revenues                        59,529       3,903        2,278       65,710
Pre-tax profit (loss)                 28,179       1,341       (5,025)      24,495

Assets                             1,230,469     264,007      196,282    1,690,758
                                  -------------------------------------------------
Claims and claim expense ratio          34.0%       24.0%           -         33.6%
Underwriting expense ratio              28.4%       23.0%           -         28.5%
                                  -------------------------------------------------
Combined ratio                          62.4%       47.0%           -         62.1%
                                  -------------------------------------------------

     The Company's Bermuda and U.S. holding companies are the primary contributors to the results reflected in the "Other" category. The pre-tax loss of the holding companies primarily consisted of interest expense on bank loans, the minority interest on the Capital Securities, and realized investment gains (losses) on the sales of investments, partially offset by investment income on the assets of the holding companies.

8. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

     The Company's U.S. subsidiaries are subject to U.S. tax. Included in other assets is a net deferred tax asset of $17.5 million which is net of a $7.9 million valuation allowance. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (through 2018), subject to certain limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of the Company's results of operations for the three months ended March 31, 2001 and 2000 and financial condition as of March 31, 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31,
2000

For the quarter ended March 31, 2001, net operating income, excluding realized investment gains and losses, available to common shareholders was $37.3 million or $1.84 per share, compared to $30.9 million or $1.58 per share for the same quarter in 2000. Gross premiums written for the first quarter of 2001 and 2000 were as follows:

                       Quarter ended
                   ---------------------
(in thousands)     31-Mar-01   31-Mar-00
                   ---------   ---------
Reinsurance         188,313     144,752
Primary               9,895      15,719
                    -------     -------
                    198,208     160,471
                    =======     =======

The majority of the increase in reinsurance premiums written by the Company during the first quarter was due to two items: 1) increase in finite and non-cat premiums written from $5.0 million in the first quarter of 2000 to $22.2 million in the first quarter 2001; and 2) a $26.3 million increase in property catastrophe premiums written due to increased business opportunities.

For the quarter ended March 31, 2001, total managed catastrophe premiums were $214.7 million, $48.8 million of which was derived from the OPCat and Top Layer Re joint ventures, compared with $174.8 million and $34.2 million for the same quarter of 2000. Total managed catastrophe premiums written represents gross catastrophe premiums written by Renaissance Reinsurance and written on behalf of the OPCat Ltd. and Top Layer Re Ltd. joint ventures and is used by the Company to measure the Company's penetration into the catastrophe reinsurance market.

During the first quarter of 2001, ceded premiums written were $77.0 million, compared with $57.1 million for the same quarter in 2000. The increase in ceded premiums written was due to an increase in attractive opportunities for the Company to purchase reinsurance. Ceded reinsurance for the primary companies was $6.7 million for the quarter ended March 31, 2001 compared with $13.5 million for the same period of the previous year.

The table below sets forth the Company's combined ratio and components thereof, by segment for the quarters ended March 31, 2001 and 2000:

                                     --------------------------- ---------------------------- ---------------------------
                                            REINSURANCE                    PRIMARY                      TOTAL
                                     --------------------------- ---------------------------- ---------------------------
Quarter ended:                         31-Mar-01     31-Mar-00     31-Mar-01      31-Mar-00     31-Mar-01     31-Mar-00
                                     ------------- ------------- -------------- ------------- ------------- -------------
Claims and claim expense ratio            53.6%        34.0%        -133.3%         24.0%         49.9%         33.6%
Underwriting expense ratio                23.0%        28.4%         123.3%         23.0%         25.1%         28.5%
                                     ------------- ------------- -------------- ------------- ------------- -------------
Combined ratio                            76.6%        62.4%         -10.1%         47.0%         75.0%         62.1%
                                     ------------- ------------- -------------- ------------- ------------- -------------

The claims and claim expense ratio of the reinsurance business increased primarily due to the Company's increase in non-cat and finite premiums which normally will produce a higher claims and claims expense and combined ratio than the property catastrophe business written by the reinsurance company. In addition there was an increase from a higher level of attritional catastrophe losses in the quarter.

The majority of the premiums written by the primary operations are currently ceded to other reinsurers and as a result, the net earned premiums from the primary operations were $1.6 million for the first quarter ended March 31, 2001, compared with $2.5 million for the quarter ended March 31, 2000. Based on this reduced level of net earned premiums, relatively modest one time adjustments to net written premiums, claim and claim expenses incurred, acquisition expenses or operating expenses can cause, and did cause, unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of the primary operations. Other income increased from $1.4 million for the first quarter ended March 31, 2000 to $3.9 million for the quarter ended March 31, 2001. The increase was primarily related to the increased income from the Company's joint ventures Top Layer Re and OPCat.

Net investment income, excluding realized investment gains and losses, for the first quarter of 2001 was $17.9 million, compared to $18.5 million for the same period in 2000. The decrease in investment income primarily relates to a decrease in investment yields during the first quarter of 2001 as compared with the first quarter of 2000 and the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.

Interest expense and minority interest for the quarter ended March 31, 2001 decreased to $0.9 million from $4.3 million for the same period in 2000. The decrease was related to the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL REQUIREMENTS

As a holding company, RenaissanceRe relies on investment income, cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and quarterly dividend payments, if any, to its shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda require the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at March 31, 2001 the statutory capital and surplus of the Company's Bermuda subsidiaries was $729.1 million, and the amount required to be maintained was $101.0 million. During the quarter ended March 31, 2001, Renaissance Reinsurance declared dividends of $52.5 million compared to $22.6 million for the same period in 2000.

CASH FLOWS

The Company's operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. RenaissanceRe's subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, the Company maintains a $310.0 million credit facility which is available to the holding company, RenaissanceRe, to meet the liquidity needs of the Company's subsidiaries should the need arise. $8.0 million was outstanding under the credit facility as of March 31, 2001.

Cash flows from operations in the first three months of 2001 were $74.9 million, compared to $84.7 million for the same period in 2000. Cash flows have exceeded operating income partly due to paid loss recoveries received from the Company's reinsurers. The Company has produced cash flows from operations for the full years of 2001 and 2000 in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the nature of the coverages the Company provides, which typically can produce infrequent losses of high severity, it is not possible to accurately predict the Company's future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES

During the three months ended March 31, 2001 the Company incurred net claims of $41.9 million and paid net losses of $22.6 million. The Company's policy of purchasing reinsurance coverage continues to have a favorable impact on net incurred claims. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this level of losses and/or recoveries.

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

On both the Company's reinsurance and primary operations, the Company uses statistical and actuarial methods to reasonably estimate ultimate expected claims and claim expenses and the related recoveries. The period of time between the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves may be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of IBNR reserves to specific case reserves. These estimates are reviewed regularly and adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

The total capital resources of the Company as at March 31, 2001 and December 31, 2000 was as follows:


                                                      March 31,     December 31,
(in thousands of U.S. dollars)                           2001           2000
--------------------------------------------------------------------------------
Term loan payable                                     $    42,000    $    42,000
Revolving Credit Facility--borrowed                         8,000          8,000
Revolving Credit Facility--unborrowed                     302,000        302,000
Minority interest--Company obligated mandatorily
redeemable capital securities of a subsidiary trust        87,630         87,630
Shareholders' Equity                                      747,083        700,818
--------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                                $1,186,713     $1,140,448
--------------------------------------------------------------------------------

The Company has a $310.0 million committed revolving credit and term loan agreement with a syndicate of commercial banks. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.9 percent during the first three months of 2001 (compared to 6.1 percent for the same period in 2000). The revolving credit agreement contains certain financial covenants including requirements that the ratio of consolidated debt to capital does not exceed 0.35:1; consolidated net worth must exceed the greater of $100.0 million or 125 percent of consolidated debt; and 80 percent of invested assets must be rated BBB- by S&P or Baa3 by Moody's Investor Service or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at March 31, 2001.

Renaissance U.S. has a $27 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 6.7 percent during the first three months of 2001 (compared to 6.6 percent for the first three months of 2000). The related agreements contain certain financial covenants, the primary one being that RenaissanceRe, being its principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan has mandatory repayment provisions approximating $9.0 million per year in each of years 2001 through 2003. The Company repaid $8.0 million of the loan in June 2000. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at March 31, 2001.

The subsidiary RenaissanceRe Capital Trust has issued capital securities which pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at March 31, 2001. From time to time, the Company may opportunistically repurchase outstanding Capital Securities. The Company purchased $2.0 million in 2000 and reflected a gain of $0.5 million in shareholders' equity.

During the first three months of 2001, shareholders' equity increased by $46.3 million, from $700.8 million at December 31, 2000 to $747.1 million at March 31, 2001. The significant components of the change included, net income from continuing operations of $44.9 million plus an increase in comprehensive income of $8.1 million, offset by the payment of dividends of $7.9 million.

INVESTMENTS

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

-----------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                          March 31,        December 31,
                                                           2001              2000
-----------------------------------------------------------------------------------------
Investments available for sale, at fair value          $   985,768       $   928,102
Other investments                                           40,080            29,613
Cash, cash equivalents and short term investments          159,069           124,331
-----------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                   $1,184,917        $1,082,046
-----------------------------------------------------------------------------------------

At March 31, 2001, the invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.6 years and an average yield to maturity of 6.0 percent, net of investment expenses.

At March 31, 2001 the Company held investments and cash totaling $1.2 billion with a net unrealized appreciation balance of $15.0 million. The Company's investment portfolio is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At March 31, 2001, $10.1 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1.0 percent of the Company's invested assets.

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

CURRENT OUTLOOK

Due to industry losses in 1999, and the related contraction of capacity in the market, the Company received price increases on a substantial majority of its reinsurance policies sold or renewed during the recent renewal season. However, even after these price increases, the Company believes that there continues to be numerous transactions in the market that are underpriced relative to expected losses. While the upward pressure on property catastrophe prices continues, market conditions are becoming more competitive.

The Company believes that because of its competitive advantages, including its technological capabilities and its relationships with leading brokers and ceding companies, it is able to identify contracts that are adequately priced and will continue to find opportunities in the property catastrophe reinsurance markets.

Primarily because of higher than average loss activity in 1999, the Company's aggregate cost for reinsurance protection increased during 2000 and could continue to increase during 2001. If prices rise to levels whereby the Company believes the purchase of reinsurance protection would become uneconomical, then in certain geographic regions the Company would retain a greater level of net risk. In order to obtain longer term retrocessional capacity, the Company has entered into multi-year contracts with respect to a portion of its portfolio. As of January 1, 2001, approximately 55% of the limits under the Company's retrocessional coverage were purchased on a multi-year basis.

The Company's financial strength and underwriting expertise have enabled the Company to pursue opportunities outside the property catastrophe reinsurance market, including various lines of reinsurance and the catastrophe exposed primary insurance market. The Company believes that its financial strength will enable it to continue to pursue other opportunities in the future. There can be no assurance that the Company's pursuit of such opportunities will materially impact its financial condition and results of operations.

During recent fiscal years there has been considerable consolidation among leading brokerage firms and also among the Company's customers. Although consolidation may continue to occur, the Company believes that its financial strength, its position as one of the market leaders in the property catastrophe reinsurance industry and its ability to provide innovative products to the industry will minimize any adverse effect of such consolidation on its business.

SAFE HARBOUR DISCLOSURE

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

In particular, statements using words such as "expect", "anticipate", "intends", "believe" or words of similar import generally involve forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that its objectives or plans will be achieved. Numerous factors could cause the Company's actual results to differ materially from those addressed by the forward-looking statements, including the following:

     (1) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates;

     (2) a decrease in the level of demand for the Company's reinsurance or insurance business, or increased competition in the industry;

     (3) the lowering or loss of one of the financial or claims-paying ratings of the Company or one or more of its subsidiaries;

     (4)  risks associated with implementing the Company's business strategies;

     (5)  slower than anticipated growth in the Company's fee-based operations;

     (6) changes in economic conditions, including currency rate conditions which could affect the Company's investment portfolio;

     (7)  uncertainties in the Company's reserving process;

     (8)  failure of the Company's reinsurers to honor their obligations;

     (9)  loss of services of any one of the Company's key executive officers;

     (10) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which the Company operates;

     (11) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws;

     (12) a contention by the United States Internal Revenue Service that the Company's Bermuda subsidiaries, including Renaissance Reinsurance, are subject to U.S. taxation; and

     (13) actions of competitors, including industry consolidation and the development of competing financial products.

The factors listed above should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions the Company may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS

The Company's investment portfolio includes investments which are available for trading purposes and which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.7 percent, which equates to a decrease in market value of approximately $26.62 million on a portfolio valued at $985.8 million at March 31, 2001. An immediate time horizon was used, as this presents the worst-case scenario.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

              None

Item 2 -- Changes in Securities and Use of Proceeds

              None

Item 3 -- Defaults Upon Senior Securities

              None

Item 4 -- Submission of Matters to a Vote of Security Holders

              None

Item 5 -- Other Information

              None

Item 6 -- Exhibits and Reports on Form 8-K

         a.   Exhibits:

              Exhibit 10 - Investors' Rights Agreement dated as of April 3, 2001 by and among the Company, PT Investments, Inc. and Kingsway PT Limited Partnership.


         b.   Current Reports on Form 8-K:

              The Registrant filed reports on Form 8-K on February 20, 2001 and March 5, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       RENAISSANCERE HOLDINGS LTD.

                                       By: /s/ John M. Lummis
                                           --------------------------------
                                           John M. Lummis
                                           Senior Vice President and
                                           Chief Financial Officer
Date: May 15, 2001