Form 10-Q
period 2001-06-30
RENAISSANCERE HOLDINGS LTD
filed 2001-08-14
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended:        June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to _______________

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

         The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of June 30, 2001 was 19,862,549.

         Total number of pages in this report: 26

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

    ITEM 1 --    Financial Statements

        Consolidated Balance Sheets as at June 30, 2001                        3
        (Unaudited) and December 31, 2000

        Unaudited Consolidated Statements of Operations for                    4
        the three and six month periods ended June 30, 2001 and 2000

        Unaudited Consolidated Statements of Changes in Shareholders'          5
        Equity for the six month periods ended June 30, 2001 and 2000

        Unaudited Consolidated Statements of Cash Flows                        6
        for the six month periods ended June 30, 2001 and 2000

        Notes to Unaudited Consolidated Financial Statements                   7

    ITEM 2 -- Management's Discussion and Analysis of Results of
              Operations and Financial Condition                              12

    ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk      22

PART II -- Other Information                                                  23

    ITEM 1 -- Legal Proceedings
    ITEM 2 -- Changes in Securities
    ITEM 3 -- Defaults Upon Senior Securities
    ITEM 4 -- Submission of Matters to a Vote of Security Holders
    ITEM 5 -- Other Information
    ITEM 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                       26

Part I - Financial information
Item 1 - Financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
       (in thousands of United States Dollars, except per share amounts)

                                                                                    AS AT
                                                                     ---------------------------------------
                                                                       JUNE 30, 2001      DECEMBER 31, 2000
                                                                     -----------------    ------------------
                                                                        (Unaudited)
ASSETS
Fixed maturity investments available for sale, at fair value
  (Amortized cost $1,024,941 and $921,750 at June 30, 2001 and
     December 31, 2000, respectively)                                $      1,031,217     $         928,102
Short term investments, at cost                                                15,320                13,760
Other investments                                                              45,509                29,613
Cash and cash equivalents                                                     170,037               110,571
                                                                     -----------------    ------------------
     Total investments and cash                                             1,262,083             1,082,046
Premiums receivable                                                           127,067                95,423
Ceded reinsurance balances                                                     69,136                37,520
Losses and premiums recoverable                                               130,987               167,604
Accrued investment income                                                      14,634                15,034
Deferred acquisition costs                                                     19,328                 8,599
Other assets                                                                   66,433                62,763
                                                                     -----------------    ------------------
    TOTAL ASSETS                                                     $      1,689,668     $       1,468,989
                                                                     =================    ==================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim expenses                                $        448,735     $         403,611
Reserve for unearned premiums                                                 202,293               112,541
Bank loans                                                                     50,000                50,000
Reinsurance balances payable                                                   76,407                50,779
Other                                                                          50,299                63,610
                                                                     -----------------    ------------------
    TOTAL LIABILITIES                                                         827,734               680,541
                                                                     -----------------    ------------------
MINORITY INTEREST - Company obligated mandatorily redeemable
  Capital Securities of a subsidiary trust holding solely junior
  subordinated debentures of the Company                                       87,630                87,630

SHAREHOLDERS' EQUITY
Common shares and additional paid-in-capital                                   36,749                22,999
Unearned stock grant compensation                                             (20,927)              (11,716)
Accumulated other comprehensive income                                          6,341                 6,831
Retained earnings                                                             752,141               682,704
                                                                     -----------------    ------------------
    TOTAL SHAREHOLDERS' EQUITY                                                774,304               700,818
                                                                     -----------------    ------------------
    TOTAL LIABILITIES, MINORITY INTEREST, AND
    SHAREHOLDERS' EQUITY                                             $      1,689,668     $       1,468,989
                                                                     =================    ==================
BOOK VALUE PER COMMON SHARE                                          $          38.98     $           35.72
                                                                     =================    ==================
COMMON SHARES OUTSTANDING (IN THOUSANDS)                                       19,863                19,621
                                                                     =================    ==================

   The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 2001 and 2000
       (in thousands of United States Dollars, except per share amounts)
                                  (Unaudited)

                                                             QUARTERS ENDED                    YEAR TO DATE
                                                   ---------------------------------  ---------------------------------
                                                     JUNE 30, 2001    JUNE 30, 2000     JUNE 30, 2001    JUNE 30, 2000
                                                   ----------------  ---------------  ---------------- ----------------
REVENUES:
  Gross Premiums Written                            $      122,012    $      97,650    $      320,220   $      258,121
                                                   ================  ===============  ================ ================
  Net premiums written                              $       92,946    $      64,765    $      214,178   $      168,129
  Increase in unearned premiums                            (17,415)          (2,246)          (54,747)         (52,845)
                                                   ----------------  ---------------  ---------------- ----------------
  Net premiums earned                                       75,531           62,519           159,431          115,284
  Net investment income                                     18,270           19,240            36,154           37,707
  Net foreign exchange gains (losses)                          233             (169)              (63)            (306)
  Other income                                               3,901            1,709             7,769            3,111
  Net realized gains (losses) on investments                 2,881           (3,594)           10,497          (10,381)
                                                   ----------------  ---------------  ---------------- ----------------
  TOTAL REVENUES                                           100,816           79,705           213,788          145,415
                                                   ----------------  ---------------  ---------------- ----------------

EXPENSES:
  Claims and claim expenses incurred                        32,315           24,878            74,210           42,591
  Acquisition expenses                                      10,608            7,602            23,153           14,844
  Operational expenses                                       9,894            9,065            18,406           16,872
  Corporate expenses                                         4,780            2,532             6,308            4,874
  Interest expense                                             683            4,358             1,547            8,610
                                                   ----------------  ---------------  ---------------- ----------------
  TOTAL EXPENSES                                            58,280           48,435           123,624           87,791
                                                   ----------------  ---------------  ---------------- ----------------
Income before minority interest and taxes                   42,536           31,270            90,164           57,624
Minority interest - Company obligated mandatorily
  redeemable Capital Securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company                                  1,895            1,938             3,742            3,797
                                                   ----------------  ---------------  ---------------- ----------------
Income before taxes                                         40,641           29,332            86,422           53,827

Income tax expense (benefit)                                   302             (388)            1,178               32
                                                   ----------------  ---------------  ---------------- ----------------
  NET INCOME                                        $       40,339    $      29,720    $       85,244   $       53,795
                                                   ================  ===============  ================ ================

Earnings per Common Share - basic                   $         2.09    $        1.58    $         4.43   $         2.82
Earnings per Common Share - diluted                 $         2.00    $        1.55    $         4.22   $         2.79
Operating earnins per Common Share - diluted        $         1.86    $        1.74    $         3.70   $         3.32

Average shares outstanding - basic                          19,279           18,851            19,253           19,059

Average shares outstanding - diluted                        20,151           19,147            20,191           19,311

Claims and claim expense ratio                                42.8%            39.8%             46.5%            36.9%
Expense ratio                                                 27.1%            26.7%             26.1%            27.5%
                                                   ----------------  ---------------  ---------------- ----------------
Combined ratio                                                69.9%            66.5%             72.6%            64.4%
                                                   ================  ===============  ================ ================

   The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                     (in thousands of United States Dollars)
                                  (Unaudited)


                                                         2001           2000
                                                     ------------   ------------
Common Stock & additional paid-in capital
  Balance -- January 1                               $    22,999    $    19,686
  Exercise of options, and issuance of stock and
    restricted stock awards                               14,304          8,672
  Secondary Offering Expenses                                -             (672)
  Repurchase of shares                                      (554)           -
                                                     ------------   ------------
  Balance -- June 30                                      36,749         27,686
                                                     ------------   ------------
Unearned stock grant compensation
  Balance -- January 1                                   (11,716)       (10,026)
  Restricted stock grants awarded, net                   (13,047)        (7,141)
  Amortization                                             3,836          2,605
                                                     ------------   ------------
  Balance -- June 30                                     (20,927)       (14,562)
                                                     ------------   ------------
Accumulated other comprehensive income (loss)(1)
  Balance -- January 1                                     6,831        (18,470)
  Net unrealized gains (losses) on securities, net
    of adjustment (see disclosure)                          (490)         6,707
                                                     ------------   ------------
  Balance -- June 30                                       6,341        (11,763)
                                                     ------------   ------------
Retained earnings
  Balance -- January 1                                   682,704        609,139
  Net income                                              85,244         53,795
  Dividends paid                                         (15,807)       (14,618)
  Repurchase of shares                                       -          (24,436)
                                                     ------------   ------------
  Balance -- June 30                                     752,141        623,880
                                                     ------------   ------------
Total Shareholders' Equity                           $   774,304    $   625,241
                                                     ============   ============
COMPREHENSIVE INCOME
Net income                                           $    85,244    $    53,795
Other comprehensive income (loss)                           (490)         6,707
                                                     ------------   ------------
Comprehensive income                                 $    84,754    $    60,502
                                                     ============   ============
DISCLOSURE REGARDING NET UNREALIZED GAINS (LOSSES)
Net unrealized holding gains (losses) arising
  during period                                      $    10,007    $    (3,674)
Net realized losses (gains) included in net income       (10,497)        10,381
                                                     ------------   ------------
Change in net unrealized gains (losses) on
  securities                                         $      (490)   $     6,707
                                                     ============   ============

(1) Note - comprehansive income (loss) for the quarters ended June 30, 2001 and 2000 were ($8.6)m and $1.9m, respectively.


   The accompanying notes are an integral part of these financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                     (in thousands of United States Dollars)
                                  (Unaudited)

                                                                             YEAR TO DATE
                                                                 ------------------------------------
                                                                   JUNE 30, 2001      JUNE 30, 2000
                                                                 -----------------  -----------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES

   Net income                                                     $        85,244    $        53,795

   ADJUSTMENTS TO RECONCILE NET INCOME TO
      CASH PROVIDED BY OPERATING ACTIVITIES

      Amortization and depreciation                                            61               (891)
      Net realized investment losses (gains)                              (10,497)            10,381
      Amortization/ write-off of goodwill                                     278              1,515
      Change in:
         Reinsurance balances, net                                         (6,016)           (47,427)
         Ceded reinsurance balances                                       (31,616)           (13,327)
         Deferred acquisition costs                                       (10,729)              (191)
         Reserve for claims and claim expenses, net                        81,741             66,427
         Reserve for unearned premiums                                     89,752             67,298
         Other                                                            (11,260)               442
                                                                 -----------------  -----------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                        186,958            138,022
                                                                 -----------------  -----------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Proceeds from sale of investments                                    1,557,300          1,032,239
   Purchase of investments available for sale                          (1,668,431)        (1,078,425)
                                                                 -----------------  -----------------

         NET CASH USED IN INVESTING ACTIVITIES                           (111,131)           (46,186)
                                                                 -----------------  -----------------
CASH FLOWS USED IN FINANCING ACTIVITIES
   Dividends paid                                                         (15,807)           (14,618)
   Secondary offering expenses                                               (554)               -
   Purchase of Common Shares                                                  -              (25,108)
                                                                 -----------------  -----------------

         NET CASH USED IN FINANCING ACTIVITIES                            (16,361)           (39,726)
                                                                 -----------------  -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  59,466             52,315

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            110,571            132,112
                                                                 -----------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       170,037    $       184,427
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

2. The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $71.2 million and $75.5 million for the six month periods ended June 30, 2001 and 2000, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to those reinsurance contracts.

         Total recoveries (reductions) netted against premiums and claims and claim expenses incurred for the six months ended June 30, 2001 were $52.7 million compared to $(0.5) million for the six months ended June 30, 2000.

         Included in losses and premiums recoverable are recoverables of $17.0 million which are related to retroactive reinsurance agreements. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," losses related to retroactive reinsurance agreements are required to be included in claims and claim expenses incurred as they become known. However, offsetting recoverables, if any, are deferred and reflected in the statement of operations in future periods, based on the recovery method. As of June 30, 2001, the Company has deferred $9.9 million of recoveries related to a retroactive reinsurance contract. This has been included in other liabilities on the consolidated balance sheet. As the amounts are recovered, the recoveries will offset claims and claim expenses incurred in the consolidated statement of operations.

         The FASB has recently issued SFAS 142, "Goodwill and Other Intangible Assets." As a result, the Company's goodwill existing at June 30, 2001 will cease to be amortized effective January 1, 2002, and will, thereafter, be subject to an annual impairment review.

3. The Company paid interest on its outstanding loans of $1.5 million for the six month period ended June 30, 2001 and $8.6 million for the same period in the previous year. The decrease in interest payments is primarily due to repayment of borrowings of $200.0 million during the fourth quarter of 2000. See "Financial Condition - Capital Resources and Shareholders' Equity" for further discussion.

4. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------
                                                    Three months ended June 30,
                                                         2001         2000
--------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
--------------------------------------------------------------------------------
Numerator:

   Net Income                                        $    40,339    $    29,720
                                                    =============  =============
Denominator:
   Denominator for basic earnings per share -
      Weighted average shares                         19,279,490     18,851,094
   Per share equivalents of employee stock
      Options and restricted shares                      872,007        295,593
                                                    -------------  -------------
   Denominator for diluted earnings per share -
      Adjusted weighted average shares and
      assumed conversions                             20,151,497     19,146,687
                                                    =============  =============

   Basic earnings per share                          $      2.09    $      1.58
   Diluted earnings per share                        $      2.00    $      1.55
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                     Six months ended June 30,
                                                         2001         2000
--------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
--------------------------------------------------------------------------------
Numerator:

   Net Income                                        $    85,244    $    53,795
                                                    =============  =============
Denominator:
   Denominator for basic earnings per share -
      Weighted average shares                         19,253,191     19,058,553
   Per share equivalents of employee stock
      Options and restricted shares                      938,408        252,595
                                                    -------------  -------------
   Denominator for diluted earnings per share -
      Adjusted weighted average shares and
      assumed conversions                             20,191,599     19,311,148
                                                    =============  =============

   Basic earnings per share                          $      4.43    $      2.82
   Diluted earnings per share                        $      4.22    $      2.79
--------------------------------------------------------------------------------


5. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.40 per share to shareholders of record on each of February 20 and May 18, 2001. On July 31, 2001, the Board of Directors declared a dividend of $0.40 per share payable on August 28, 2001 to shareholders of record on August 14, 2001.

6. The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Data for the three and six month periods ended June 30, 2001 and 2000 are as follows:

--------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 2001
(IN THOUSANDS OF U.S. DOLLARS)

                                  REINSURANCE   PRIMARY     OTHER      TOTAL
                                 -----------------------------------------------
Gross premiums written            $  106,714   $ 15,298   $    -     $  122,012
Total revenues                        95,933      4,085        798      100,816
Income (loss) before taxes            44,827      1,549     (5,735)      40,641

ASSETS                             1,362,013    247,922     79,733    1,689,668
                                 -----------------------------------------------
Claims and claim expense ratio          44.7%     -31.8%       -           42.8%
Expense ratio                           24.7%     114.6%       -           27.1%
                                 -----------------------------------------------
Combined ratio                          69.4%      82.8%       -           69.9%
                                 ===============================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 2000
(IN THOUSANDS OF U.S. DOLLARS)

                                  REINSURANCE   PRIMARY     OTHER      TOTAL
                                 -----------------------------------------------
Gross premiums written            $   86,666   $ 10,984   $    -     $   97,650
Total revenues                        74,188      2,487      3,030       79,705
Income (loss) before taxes            33,441       (887)    (3,222)      29,332

ASSETS                             1,238,032    255,310    202,707    1,696,049
                                 -----------------------------------------------
Claims and claim expense ratio          41.0%     -11.1%       -           39.8%
Expense ratio                           25.7%      64.7%       -           26.7%
                                 -----------------------------------------------
Combined ratio                          66.7%      53.6%       -           66.5%
                                 ===============================================

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS OF U.S. DOLLARS)

                                  REINSURANCE   PRIMARY     OTHER      TOTAL
                                 -----------------------------------------------
Gross premiums written            $  295,027   $ 25,193   $    -     $  320,220
Total revenues                       203,936      8,339      1,513      213,788
Income (loss) before taxes            89,857      4,935     (8,370)      86,422

ASSETS                             1,362,013    247,922     79,733    1,689,668
                                 -----------------------------------------------
Claims and claim expense ratio          49.4%     -78.9%       -           46.5%
Expense ratio                           23.8%     119.6%       -           26.1%
                                 -----------------------------------------------
Combined ratio                          73.2%      40.7%       -           72.6%
                                 ===============================================

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000
(IN THOUSANDS OF U.S. DOLLARS)

                                  REINSURANCE   PRIMARY     OTHER      TOTAL
                                 -----------------------------------------------
Gross premiums written            $  231,418   $ 26,703   $    -     $  258,121
Total revenues                       133,718      6,291      5,406      145,415
Income (loss) before taxes            61,621        997     (8,791)      53,827

ASSETS                             1,238,032    255,310    202,707    1,696,049
                                 -----------------------------------------------
Claims and claim expense ratio          37.9%      11.1%       -           36.9%
Expense ratio                           26.9%      39.2%       -           27.5%
                                 -----------------------------------------------
Combined ratio                          64.8%      50.3%       -           64.4%
                                 ===============================================

--------------------------------------------------------------------------------

         The Company's Bermuda holding company is the primary contributor to the results reflected in the "Other" category. The pre-tax loss of the holding company primarily consisted of interest expense on bank loans, the minority interest on the Capital Securities, corporate expenses, and realized investment gains (losses) on the sales of investments, partially offset by investment income.

7. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

         The Company's U.S. subsidiaries are subject to U.S. tax. The net deferred tax asset of $18.8 million is net of an $8.2 million valuation allowance. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (ranging from 2018 through 2020), subject to certain limitations.

8. On July 17, 2001, the Company completed the sale of $150 million of 7% Senior Notes due 2008 in an underwritten public offering. The Company plans to use the proceeds from the offering to repay $16.5 million of outstanding amounts under our $310.0 million revolving credit and term loan facility and the remainder will be used for general corporate purposes.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of the Company's results of operations for the three month and six month periods ended June 30, 2001 and 2000 and financial condition as of June 30, 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

General

The Company principally provides reinsurance where risk of natural catastrophe represents a significant component of the overall exposure. The Company's results depend to a large extent on the frequency and severity of catastrophic events, and the concentration and coverage offered to clients impacted thereby. The Company's catastrophe reinsurance business includes 1) writing reinsurance on its own behalf and 2) writing reinsurance on behalf of two joint ventures, Top Layer Re and OPCat. The Company receives income based on the performance of these joint ventures which is reflected in other income. The Company's primary operations principally provide coverage with respct to risks that are also exposed to natural catastrophes.

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

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

For the quarter ended June 30, 2001, net operating income, excluding realized investment gains and losses, available to common shareholders was $37.5 million or $1.86 per share, compared to $33.3 million or $1.74 per share for the same quarter in 2000. Net income rose to $40.3 million, or $2.00 per share, in the quarter, from $29.7 million, or $1.55 per share, for the same quarter of 2000.

Gross premiums written for the second quarter of 2001 and 2000 were as follows:

------------------------------------------------------

                                  Quarter ended

(in thousands)               30-June-01      30-Jun-00
                           ---------------------------
Reinsurance                $    106,714    $    86,666

Primary                          15,298         10,984
                           ---------------------------
                           $    122,012    $    97,650
                           ===========================

------------------------------------------------------

The majority of the increase in gross reinsurance premiums written by the Company during the second quarter was due to two items: 1) an increase in finite and non-cat premiums written from $4.4 million in the second quarter of 2000 to $15.5 million in the second quarter of 2001; and 2) approximately $15 million of increased premiums related to timing differences of premiums recorded in the second quarter of 2001 compared to the same premiums being recorded in the third quarter of 2000.

For the quarter ended June 30, 2001, total managed catastrophe premiums were $92.4 million, $21.7 million of which were derived from the OPCat and Top Layer Re joint ventures, compared to $83.7 million and $17.8 million for the same quarter of 2000. Total managed catastrophe premiums written represents gross catastrophe premiums written by Renaissance Reinsurance and written on behalf of the OPCat and Top Layer Re joint ventures and is used by the Company to measure the Company's penetration into the catastrophe reinsurance market.

The growth in other income, to $3.9 million for the quarter ended June 30, 2001 compared to $1.7 million for the quarter ended June 30, 2000, was primarily related to the income generated from the Company's joint ventures, OPCat and Top Layer Re.

The table below sets forth the Company's combined ratio and components thereof, by segment for the quarters ended June 30, 2001 and 2000:

                                 ---------------------------------------------------------------------
                                        REINSURANCE              PRIMARY                 TOTAL
                                 ---------------------------------------------------------------------
QUARTER ENDED:                     30-Jun-01  30-Jun-00    30-Jun-01  30-Jun-00   30-Jun-01  30-Jun-00
                                 ---------------------------------------------------------------------
Claims and claim expense ratio         44.7%      41.0%       -31.8%     -11.1%       42.8%      39.8%
Expense ratio                          24.7%      25.7%       114.6%      64.7%       27.1%      26.7%
                                 ---------------------------------------------------------------------
Combined ratio                         69.4%      66.7%        82.8%      53.6%       69.9%      66.5%
                                 ---------------------------------------------------------------------

The claims and claim expense ratio of the reinsurance business increased primarily due to the Company's increase in non-catastrophe and finite premiums which normally will produce a higher claims and claim expense and combined ratio than the Company's principal product, property catastrophe reinsurance.

The majority of the premiums written by the primary operations are currently ceded to other reinsurers and as a result, the net earned premiums from the primary operations were only $1.9 million for the quarter ended June 30, 2001, compared to only $1.5 million for the quarter ended June 30, 2000. Based on this reduced level of net earned premiums, relatively modest one time adjustments to net written premiums, claim and claim expenses incurred, acquisition expenses or operating expenses can cause, and did cause, unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of the primary operations.

Net investment income, excluding realized investment gains and losses, for the second quarter of 2001 was $18.3 million, compared to $19.2 million for the same period in 2000. The decrease in investment income primarily relates to a decrease in investment yields during the second quarter of 2001 as compared to the second quarter of 2000 and the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.

The increase in corporate expenses in the quarter to $4.8 million compared to $2.5 million in the same quarter for 2000, was primarily due to certain costs related to research and development initiatives being conducted by the Company.

Interest expense (including interest expense on the Capital Securities which is reflected as minority interest) for the quarter ended June 30, 2001 decreased to $2.6 million from $6.3 million for the same period in 2000. The decrease was related to the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.


FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

For the six months ended June 30, 2001, net operating income available to common shareholders was $74.7 million or $3.70 per share, compared to $64.2 million or $3.32 per share for the same period in 2000. Net income for the six months ended June 30, 2001 was $85.2 million or $4.22 per share, compared to $53.8 million or $2.79 per share for the same period in 2000.

Gross premiums written for the six months ended June 30, 2001 and 2000 were as follows:

------------------------------------------------------

                                 Six months ended

(in thousands)               30-June-01      30-Jun-00
                           ---------------------------
Reinsurance                $    295,027    $   231,418

Primary                          25,193         26,703
                           ---------------------------
                           $    320,220    $   258,121
                           ===========================

------------------------------------------------------

The majority of the increase in gross premiums written by Renaissance Reinsurance during the first six months was due to three items: 1) increased finite and non-catastrophe premiums written of approximately $28 million related to the Company's increased opportunities in the non-catastrophe reinsurance market; 2) approximately $15 million of increased premiums related to timing differences of premiums recorded in the second quarter of 2001 compared to the same premiums being recorded in the third quarter of 2000; and 3) an additional increase in catastrophe premiums of approximately $20 million related to increased rates and increased business opportunities. These increases were partially offset by a decrease in reinstatement premiums received and no claims bonuses granted.

During the first six months of 2001, ceded premiums written were $106.0 million, compared with $90.0 million for the same period in 2000. The increase in ceded premiums primarily related to an increase in premium ceded by Renaissance Reinsurance due to increased opportunities to buy retrocessional protection.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the six months ended June 30, 2001 and 2000:

                                 ---------------------------------------------------------------------
                                        REINSURANCE              PRIMARY                 TOTAL
                                 ---------------------------------------------------------------------
SIX MONTHS ENDED:                  30-Jun-01  30-Jun-00    30-Jun-01  30-Jun-00   30-Jun-01  30-Jun-00
                                 ---------------------------------------------------------------------
Claims and claim expense ratio         49.4%      37.9%       -78.9%      11.1%       46.5%      36.9%
Expense ratio                          23.8%      26.9%       119.6%      39.2%       26.1%      27.5%
                                 ---------------------------------------------------------------------
Combined ratio                         73.2%      64.8%        40.7%      50.3%       72.6%      64.4%
                                 ---------------------------------------------------------------------

The claims and claim expense ratio of the reinsurance business increased primarily due to the Company's increase in non-catastrophe and finite premiums which normally will produce a higher claims and claim expense and combined ratio than the Company's principal product, property catastrophe reinsurance.

Underwriting expenses are comprised of acquisition expenses and operational expenses. The operational expenses of the reinsurance operations have remained relatively flat in comparison to the prior year. However, because of the increase in net earned premiums in 2001 from the reinsurance operations, there has been a corresponding decrease in the claims and claim expense ratio of the reinsurance operations. The dollar increase in acquisition costs to $23.2 million from $14.8 million primarily relates to the Company's increase in non-catastrophe reinsurance, which typically produces a higher ratio of acquisition costs to net earned premiums.

The majority of the premiums written by the primary operations are currently ceded to other reinsurers and as a result, the net earned premiums from the primary operations were only $3.6 million for the six months ended June 30, 2001, compared to only $4.0 million for the six months ended June 30, 2000. Based on this reduced level of net earned premiums, relatively modest one-time adjustments to net written premiums, claim and claim expenses incurred, acquisition expenses or operating expenses can cause, and did cause, unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of the primary operations.

Net investment income, excluding realized investment gains and losses, for the six months ended June 30, 2001 was $36.2 million, compared to $37.7 million for the same period in 2000. The decrease in investment income primarily relates to a decrease in investment yields during the first six months of 2001 as compared to the same period of 2000 and the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.

Corporate expenses increased to $6.3 million for the six months ended June 30, 2001, compared to $4.9 million for the same period in 2000. The increase was primarily due to certain costs related to research and development initiatives being conducted by the Company.

Interest expense (including interest expense on the Capital Securities which is reflected as minority interest) for the six months ended June 30, 2001 decreased to $5.3 million from $12.4 million for the same period in 2000. The decrease was primarily related to the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL REQUIREMENTS

As a holding company, RenaissanceRe relies on investment income, cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and quarterly dividend payments, if any, to its shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda require the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at June 30, 2001 the statutory capital and surplus of the Company's Bermuda subsidiaries was $768.2 million, and the amount required to be maintained was $104.5 million. The Company's US subsidiaries are also required to maintain certain measures of solvency and liquidity. As at June 30, 2001 the statutory capital and surplus of the Company's US subsidiaries was $32.3 million, and the amount required to be maintained was $28.6 million. Through June 30, 2001, Renaissance Reinsurance declared dividends of $52.5 million compared to $22.6 million for the same period in 2000.

CASH FLOWS

The Company's operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. RenaissanceRe's subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, the Company maintains a $310.0 million credit facility which is available to the holding company, RenaissanceRe, to meet the liquidity needs of the Company's subsidiaries should the need arise. $16.5 million was outstanding under this credit facility as of June 30, 2001.

Cash flows from operations in the first six months of 2001 were $187.0 million, compared to $138.0 million for the same period in 2000. Cash flows exceeded operating income in this period partly due to paid loss recoveries received from the Company's reinsurers. The Company has produced cash flows from operations for the full years of 2001 and 2000 in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

Because of the nature of the coverages the Company provides, which typically can produce infrequent losses of high severity, it is not possible to predict the Company's future cash flows from operating activities with precision. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES

During the six months ended June 30, 2001 the Company incurred net claims of $74.2 million and paid net losses of $7.6 million. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this level of losses and/or recoveries.

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

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

The total capital resources of the Company as at June 30, 2001 and December 31, 2000 were as follows:

----------------------------------------------------------------------------------------------------------
                                                                             June 30         December 31
(in thousands of U.S. dollars)                                                2001               2001
----------------------------------------------------------------------------------------------------------

Term loan borrowed revolving credit facility payable (Renaissance U.S.)    $    33,500       $    42,000

Revolving Credit Facility - borrowed (RenaissanceRe)                            16,500             8,000

Parent Revolving Credit Facility - unborrowed (RenaissanceRe)                  293,500           302,000

Minority interest - Company obligated mandatorily
redeemable capital securities of a subsidiary trust                             87,630            87,630

Shareholders' Equity                                                           774,304           700,818
----------------------------------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                                                    $ 1,205,434       $ 1,140,448
----------------------------------------------------------------------------------------------------------

The Company has a $310.0 million committed revolving credit and term loan agreement with a syndicate of commercial banks. As of June 30, 2000, the Company has borrowed $16.5 million against this facilitiy. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.1 percent during the first six months of 2001 (compared to 6.8 percent for the same period in 2000). The revolving credit agreement contains certain financial covenants including requirements that the ratio of consolidated debt to capital does not exceed 0.35:1; consolidated net worth must exceed the greater of $100.0 million or 125 percent of consolidated debt; and 80 percent of invested assets must be rated BBB- by S&P or Baa3 by Moody's Investor Service or better. The Company increased its borrowing by $8.5 million on the revolving credit facility in June 2001. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at June 30, 2001.

Renaissance U.S. has a $18.5 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 5.9 percent during the first six months of 2001 (compared to 6.7 percent for the first six months of 2000). The related agreements contain certain financial covenants, the primary one being that RenaissanceRe, being its principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan has mandatory repayment provisions approximating $9.0 million per year in each of years 2002 and 2003. The Company repaid $8.5 million of the loan in June 2001. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at June 30, 2001.

RenaissanceRe Capital Trust has issued capital securities which pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at June 30, 2001. From time to time, the Company may opportunistically repurchase outstanding Capital Securities.

During the first six months of 2001, shareholders' equity increased by $73.5 million, from $700.8 million at December 31, 2000 to $774.3 million at June 30, 2001. The significant components of the change include net income from continuing operations of $85.2 million, offset by the payment of dividends to shareholders of $15.8 million.

INVESTMENTS

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

--------------------------------------------------------------------------------
                                                     June 30,      December 31,
(in thousands of U.S. dollars)                         2001            2000
--------------------------------------------------------------------------------
Investments available for sale, at fair value       $1,031,217      $  928,102

Other investments                                       45,509          29,613

Cash, cash equivalents and short term investments      185,357         124,331
--------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                               $1,262,083      $1,082,046
--------------------------------------------------------------------------------

At June 30, 2001, the invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.50 years and an average yield to maturity of 5.83 percent, net of investment expenses.

At June 30, 2001 the Company held investments and cash totaling $1.3 billion with a net unrealized appreciation balance of $6.3 million. The Company's investment portfolio is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At June 30, 2001, $15.2 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented 1.2 percent of the Company's invested assets.

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

The Company believes that because of its competitive advantages, including its technological capabilities, its underwriting expertise, and its relationships with leading brokers and ceding companies, it is able to identify contracts that are adequately priced and will continue to find opportunities in the property catastrophe reinsurance markets.

Primarily because of higher than average loss activity in 1999, the Company's aggregate cost for reinsurance protection increased during 2000 and has continued to increase slightly during 2001. If prices rise to levels whereby the Company believes the purchase of reinsurance protection would become uneconomical, then in certain geographic regions the Company would retain a greater level of net risk. In order to obtain longer term retrocessional capacity, the Company has entered into multi-year contracts with respect to a portion of its portfolio. As of January 1, 2001, approximately 55% of the limits under the Company's retrocessional coverage were purchased on a multi-year basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS

The Company's investment portfolio includes investments which are available for trading purposes and which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.50 percent, which equates to a decrease in market value of approximately $26 million on a portfolio valued at $1,031 million at June 30, 2001. An immediate time horizon was used, as this presents the worst-case scenario.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

                  None

Item 2 -- Changes in Securities and Use of Proceeds

                  None

Item 3 -- Defaults Upon Senior Securities

                  None

Item 4 -- Submission of Matters to a Vote of Security Holders

         (a) The registrant's 2001 Annual General Meeting of Shareholders was held on May 18, 2001.

         (b) Proxies were solicited by the Company's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to the Company's nominees listed in the proxy statement; the re-elected directors were re-elected for three year terms as described in item (c)(3) below.

                  The other directors, whose term of office as a director continued after the meeting are:

                         James N. Stanard (Chairman)
                         Thomas A. Cooper
                         Edmund B. Greene
                         Brian Hall
                         W. James MacGinnitie
                         Scott E. Pardee

         (c) The following matters were voted upon at the Annual General Meeting with the voting results indicated:

         (1)      The Company Board Size Proposal

                  The Company's Bye-laws provided for a classified Board, consisting of eleven members (which the Board may determine to expand to twelve members) divided into three classes of approximately equal size. At the Annual Meeting, the shareholders elected to amend the Bye-laws to provide for a fixed size of eight members, rather than eleven (which the Board may determine to expand to eleven members).

                  Votes for             Votes Against      Votes Withheld
                  ---------             -------------      --------------

                  17,654,910            387,137            19,983

         (2)      The Renaissance Voting Proposal

                  In accordance with the Company's Bye-laws, the Company, as the holder of all outstanding capital shares of Renaissance Reinsurance Ltd. ("Renaissance"), was required to submit any matter required to be submitted to a vote of the shareholders of Renaissance to the shareholders of the Company and to vote all the shares of Renaissance owned by the Company in accordance with and proportional to such vote of the Company's shareholders. At the Annual Meeting, the shareholders voted to amend the Bye-laws to remove the requirement that matters required to be voted on by the shareholders of Renaissance be submitted to the shareholders of the Company.

                  Votes for             Votes Against      Votes Withheld
                  ---------             -------------      --------------

                  15,810,205            365,597            1,886,228

         (3)      The Company Board Proposal

                  The Company's Bye-Laws provide for a classified Board, divided into three classes of approximately equal size. At the Annual Meeting, the shareholders elected two of the Company's Directors as Class III Directors, who shall serve until the Company's 2004 Annual Meeting.

                  Nominee               Votes for          Votes Against
                  -------               ---------          --------------

                  Arthur S. Bahr        17,848,454         213,576
                  William I. Riker      17,848,454         213,576

         (4)      The Company's Auditors Proposal

                  Proposal to appoint Ernst & Young to serve as independent auditors of the Company for the 2001 fiscal year.

                  Votes for             Votes Against      Votes Withheld
                  ---------             -------------      --------------

                  17,883,069            168,136            10,825

         (5)      The 2001 Stock Incentive Plan Proposal

                  The Company adopted the Renaissance Holdings Ltd. 2001 Stock Incentive Plan (the "2001 Plan") on February 6, 2001. In accordance with Section 422 of the Code and the requirements of the New York Stock Exchange, Inc., the shareholders voted to approve the 2001 Plan at the Annual Meeting.

                  Votes for             Votes Against      Votes Withheld
                  ---------             -------------      --------------

                  11,031,888            4,958,870          2,071,272

Item 5 -- Other Information

                  None

Item 6 -- Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  None

         b.       Current Reports on Form 8-K:

                  The Registrant filed a report on Form 8-K on April 23, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                     RENAISSANCERE HOLDINGS LTD.


                                     By: /s/ John M. Lummis
                                         ------------------
                                         John M. Lummis
                                         Executive Vice President and
                                         Chief Financial Officer
Date:   August 14, 2001