Form 10-Q
period 2001-09-30
RENAISSANCERE HOLDINGS LTD
filed 2001-11-14
CIK 913144

                            UNITED STATES SECURITIES

                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

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

         The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of September 30, 2001 was 19,865,825.

         Total number of pages in this report:   25

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

         ITEM 1 --    Financial Statements
                  Consolidated Balance Sheets as at September 30, 2001                                   3
                  (Unaudited) and December 31, 2000

                  Unaudited Consolidated Statements of Operations for                                    4
                  the three and nine-month periods ended September 30, 2001 and 2000

                  Unaudited Consolidated Statements of Changes in Shareholders'                          5
                  Equity for the nine-month periods ended September 30, 2001 and 2000

                  Unaudited Consolidated Statements of Cash Flows                                        6
                  for the nine-month periods ended September 30, 2001 and 2000

                  Notes to Unaudited Consolidated Financial Statements                                   7

         ITEM 2 --    Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                                           12

         ITEM 3 --    Quantitative and Qualitative Disclosures About Market Risk                        23

PART II -- Other Information                                                                            24

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

Part I - Financial information
Item 1 - Financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (in thousands of United States Dollars, except per share amounts)

                                                                                              AS AT
                                                                           -------------------------------------------
                                                                           SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                                           ------------------        -----------------
ASSETS                                                                         (UNAUDITED)
Fixed maturity investments available for sale, at fair value
  (Amortized cost $1,136,173 and $921,750 at September 30, 2001
    and December 31, 2000, respectively)                                   $        1,161,814        $         928,102
Short term investments, at cost                                                        14,780                   13,760
Other investments                                                                      41,685                   29,613
Cash and cash equivalents                                                             212,617                  110,571
                                                                           ------------------        -----------------
    Total investments and cash                                                      1,430,896                1,082,046

Premiums receivable                                                                   152,809                   95,423
Ceded reinsurance balances                                                             73,828                   37,520
Losses and premiums recoverable                                                       231,751                  167,604
Accrued investment income                                                              14,304                   15,034
Deferred acquisition costs                                                             18,286                    8,599
Other assets                                                                           69,380                   62,763
                                                                           ------------------        -----------------
   TOTAL ASSETS                                                            $        1,991,254        $       1,468,989
                                                                           ==================        =================
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim expenses                                      $          576,836        $         403,611
Reserve for unearned premiums                                                         204,398                  112,541
Debt                                                                                  183,500                   50,000
Reinsurance balances payable                                                           66,387                   50,779
Other                                                                                  55,610                   63,610
                                                                           ------------------        -----------------
   TOTAL LIABILITIES                                                                1,086,731                  680,541
                                                                           ------------------        -----------------
MINORITY INTEREST - Company obligated mandatorily redeemable
 Capital Securities of a subsidiary trust holding solely junior
 subordinated debentures of the Company                                                87,630                   87,630

SHAREHOLDERS' EQUITY
Common shares and additional paid-in capital                                           36,248                   22,999
Unearned stock grant compensation                                                     (19,124)                 (11,716)
Accumulated other comprehensive income                                                 25,641                    6,831
Retained earnings                                                                     774,128                  682,704
                                                                           ------------------        -----------------
   TOTAL SHAREHOLDERS' EQUITY                                                         816,893                  700,818
                                                                           ------------------        -----------------
   TOTAL LIABILITIES, MINORITY INTEREST, AND
   SHAREHOLDERS' EQUITY                                                    $        1,991,254        $       1,468,989
                                                                           ==================        =================
BOOK VALUE PER COMMON SHARE                                                $            41.12        $           35.72
                                                                           ==================        =================
COMMON SHARES OUTSTANDING (IN THOUSANDS)                                               19,866                   19,621
                                                                           ==================        =================


   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2001 and 2000
        (in thousands of United States Dollars, except per share amounts)
                                   (Unaudited)

                                                                QUARTERS ENDED                            YEAR TO DATE
                                                     -------------------------------------    -------------------------------------
                                                      SEPT. 30, 2001      SEPT. 30, 2000       SEPT. 30, 2001       SEPT. 30, 2000
                                                     ----------------    -----------------    ----------------     ----------------
REVENUES

  Gross Premiums Written                             $        123,571    $         122,470    $        443,791     $        380,591
                                                     ================    =================    ================     ================

  Net premiums written                               $         79,030    $          85,564    $        293,208     $        253,693
  Decrease (increase) in unearned premiums                        903              (12,280)            (53,844)             (65,125)
                                                     ----------------    -----------------    ----------------     ----------------
  Net premiums earned                                          79,933               73,284             239,364              188,568
  Net investment income                                        18,738               21,236              54,892               58,663
  Net foreign exchange gains (losses)                          (1,051)                 447              (1,113)                 141
  Other income                                                  1,070                2,960               8,840                6,352
  Net realized gains (losses) on investments                    4,978                1,482              15,474               (8,899)
                                                     ----------------    -----------------    ----------------     ----------------
  TOTAL REVENUES                                              103,668               99,409             317,457              244,825
                                                     ----------------    -----------------    ----------------     ----------------

EXPENSES
  Claims and claim expenses incurred                           46,986               29,953             121,196               72,544
  Acquisition expenses                                         11,461               11,074              34,614               25,918
  Operational expenses                                          9,408               11,050              27,814               27,922
  Corporate expenses                                            1,366                  196               7,674                5,070
  Interest expense                                              2,699                4,639               4,246               13,249
                                                     ----------------    -----------------    ----------------     ----------------
  TOTAL EXPENSES                                               71,920               56,912             195,544              144,703
                                                     ----------------    -----------------    ----------------     ----------------

Income before minority interest and taxes                      31,748               42,497             121,913              100,122
Minority interest - Company obligated mandatorily
  redeemable Capital Securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company                                     1,823                1,866               5,565                5,663
                                                     ----------------    -----------------    ----------------     ----------------

Income before taxes                                            29,925               40,631             116,348               94,459

Income tax expense (benefit)                                       (3)               4,986               1,175                5,018
                                                     ----------------    -----------------    ----------------     ----------------

  NET INCOME                                         $         29,928    $          35,645    $        115,173     $         89,441
                                                     ================    =================    ================     ================

Earnings per Common Share - basic                    $           1.54    $            1.89    $           5.97     $           4.71
Earnings per Common Share - diluted                  $           1.48    $            1.83    $           5.70     $           4.61
Operating earnings per Common Share - diluted        $           1.23    $            1.75    $           4.93     $           5.07

Average shares outstanding - basic                             19,377               18,877              19,294               18,998

Average shares outstanding - diluted                           20,288               19,520              20,223               19,381

Claims and claim expense ratio                                   58.8%                40.9%               50.6%                38.4%
Expense ratio                                                    26.1%                30.2%               26.1%                28.6%
                                                     ----------------    -----------------    ----------------     ----------------
Combined ratio                                                   84.9%                71.1%               76.7%                67.0%
                                                     ================    =================    ================     ================

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                              2001             2000
                                                                          -----------       ----------
Common Stock & additonal paid-in capital
     Balance -- January 1                                                 $    22,999       $   19,686
     Exercise of options, and issuance of stock and restricted
         stock awards                                                          13,807            8,789
     Secondary offering expenses                                                 (558)            -
     Repurchase of shares                                                        -                (673)
                                                                          -----------       ----------
     Balance -- September 30                                                   36,248           27,802
                                                                          -----------       ----------
Unearned stock grant compensation
     Balance -- January 1                                                     (11,716)         (10,026)
     Restricted stock grants awarded, net                                     (13,047)          (7,141)
     Amortization                                                               5,639            4,106
                                                                          -----------       ----------
     Balance -- September 30                                                  (19,124)         (13,061)
                                                                          -----------       ----------
Accumulated other comprehensive income (loss) (1)
     Balance -- January 1                                                       6,831          (18,470)
     Net unrealized gains on securities, net of
        adjustment (see disclosure)                                            18,810           15,492
                                                                          -----------       ----------
     Balance -- September 30                                                   25,641           (2,978)
                                                                          -----------       ----------
Retained earnings
     Balance -- January 1                                                     682,704          609,139
     Net income                                                               115,173           89,441
     Dividends paid                                                           (23,749)         (21,871)
     Repurchase of shares                                                        -             (24,435)
                                                                          -----------       ----------
     Balance -- September 30                                                  774,128          652,274
                                                                          -----------       ----------

Total Shareholders' Equity                                                $   816,893       $  664,037
                                                                          ===========       ==========
COMPREHENSIVE INCOME
Net income                                                                $   115,173       $   89,441
Other comprehensive income                                                     18,810           15,492
                                                                          -----------       ----------
Comprehensive income                                                      $   133,983       $  104,933
                                                                          ===========       ==========
DISCLOSURE REGARDING NET UNREALIZED GAINS
Net unrealized holding gains arising during period                        $    34,284       $    6,593
Net realized losses (gains) included in net income                            (15,474)           8,899
                                                                          -----------       ----------
Change in net unrealized gains on securities                              $    18,810       $   15,492
                                                                          ===========       ==========


(1) Note - comprehensive income for the quarters ended September 30, 2001 and 2000 were $19.3 million and $8.8 million, respectively.

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                                                    YEAR TO DATE
                                                                                       --------------------------------------
                                                                                       SEPT. 30, 2001          SEPT. 30, 2000
                                                                                       --------------          --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

      Net income                                                                       $      115,173          $       89,441

      ADJUSTMENTS TO RECONCILE NET INCOME TO NET
           CASH PROVIDED BY OPERATING ACTIVITIES

           Amortization and depreciation                                                       (1,173)                 (1,260)
           Net realized investment losses (gains)                                             (15,474)                  8,899
           Amortization/write-off of goodwill                                                     418                   1,654
           Change in:
                    Reinsurance balances, net                                                 (41,778)                (58,468)
                    Ceded reinsurance balances                                                (36,308)                 (8,329)
                    Deferred acquisition costs                                                 (9,687)                  1,208
                    Reserve for claims and claim expenses, net                                109,078                  66,645
                    Reserve for unearned premiums                                              91,857                  74,703
                    Other                                                                      (5,680)                 25,228
                                                                                       --------------          --------------

                    NET CASH PROVIDED BY OPERATING ACTIVITIES                                 206,426                 199,721
                                                                                       --------------          --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Proceeds from sale of investments                                                     2,367,148               1,592,633
      Purchase of investments available for sale                                           (2,580,721)             (1,674,422)
                                                                                       --------------          --------------

                    NET CASH USED IN INVESTING ACTIVITIES                                    (213,573)                (81,789)
                                                                                       --------------          --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
      Dividends paid                                                                          (23,749)                (21,871)
      Secondary offering expenses                                                                (558)                   -
      Repayment of bank loan                                                                  (16,500)                   -
      Proceeds from issuance of debt                                                          150,000                    -
      Purchase of Common Shares                                                                  -                    (25,108)
                                                                                       --------------          --------------

                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       109,193                 (46,979)
                                                                                       --------------          --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     102,046                  70,953

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                110,571                 132,112
                                                                                       --------------          --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $      212,617          $      203,065
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

         The Company's principal product is property catastrophe reinsurance, principally provided through Renaissance Reinsurance. The Company acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs on behalf of Overseas Partners Cat Ltd. ("OPCat"), a subsidiary of Overseas Partners Ltd., a Bermuda Company. Renaissance Reinsurance has also entered into a joint venture, Top Layer Reinsurance Ltd. ("Top Layer Re"), with State Farm Automobile Insurance Company.

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

2. The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $112.0 million and $116.2 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to those reinsurance contracts.

         Total recoveries (reductions) netted against premiums and claims and claim expenses incurred for the nine months ended September 30, 2001 were $165.7 million compared to $4.8 million for the nine months ended September 30, 2000.

         Included in losses and premiums recoverable are recoverables of $16.8 million which are related to retroactive reinsurance agreements. In accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," losses related to retroactive reinsurance agreements are required to be included in claims and claim expenses incurred as they become known. However, offsetting recoverables, if any, are deferred and reflected in the statement of operations in future periods, based on the recovery method. As of September 30, 2001, the Company has deferred $10.2 million of recoveries related to a retroactive reinsurance contract. This has been included in other liabilities on the consolidated balance sheet. As the amounts are recovered, the recoveries will offset claims and claim expenses incurred in the consolidated statement of operations.

         The FASB has recently issued SFAS 142, "Goodwill and Other Intangible Assets." As a result, the Company's goodwill existing at September 30, 2001 will cease to be amortized effective January 1, 2002, and will, thereafter, be subject to an annual impairment review.

3. For the nine-month period ended September 30, 2001, the Company paid interest of $4.2 million on its outstanding loans and, for the same period in the previous year the Company paid $13.3 million. The decrease in interest payments was primarily due to repayment of borrowings of $200.0 million during the fourth quarter of 2000. See "Financial Condition - Capital Resources and Shareholders' Equity" for further discussion.

4. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------------------------------
                                                                    Three months ended September 30,
                                                                       2001                 2000
--------------------------------------------------------------------------------------------------------
(in thousands of U. S. dollars except share and per share data)
--------------------------------------------------------------------------------------------------------
Numerator:

    Net Income                                                     $     29,928         $      35,645
                                                                   ============         =============

Denominator:
    Denominator for basic earnings per share -
            Weighted average shares                                  19,376,687            18,877,496
    Per share equivalents of employee stock
            Options and restricted shares                               910,869               642,598
                                                                   ------------         -------------
    Denominator for diluted earnings per share -
            Adjusted weighted average shares and
            assumed conversions                                      20,287,556            19,520,094
                                                                   ============         =============

    Basic earnings per share                                       $      1. 54         $        1.89
    Diluted earnings per share                                     $      1. 48         $        1.83
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                                                     Nine months ended September 30,
                                                                         2001              2000
--------------------------------------------------------------------------------------------------------
   (in thousands of U. S. dollars except share and per share data)
--------------------------------------------------------------------------------------------------------
   Numerator:

      Net Income                                                     $     115,173     $     89,441
                                                                     =============     ============

   Denominator:
      Denominator for basic earnings per share -
              Weighted average shares                                   19,294,356       18,998,201
      Per share equivalents of employee stock
              Options and restricted shares                                928,562          382,595
                                                                     -------------     ------------
      Denominator for diluted earnings per share -
              Adjusted weighted average shares and
              assumed conversions                                       20,222,918       19,380,796
                                                                     =============     ============

      Basic earnings per share                                       $        5.97     $       4.71
      Diluted earnings per share                                     $        5.70     $       4.61
--------------------------------------------------------------------------------------------------------


5. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.40 per share to shareholders of record on each of February 20, May 18 and August 14, 2001. On November 8, 2001, the Board of Directors declared a dividend of $0.40 per share payable on December 6, 2001 to shareholders of record on November 22, 2001.

6. In the nine-month period ending September 30, 2000 the Company repurchased 671,900 shares at an aggregate cost of $25.1 million. No shares were repurchased during 2001.

7. The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Data for the three and nine month periods ended September 30, 2001 and 2000 are as follows:


--------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 2001
(IN THOUSANDS OF U. S. DOLLARS)

                                     REINSURANCE      PRIMARY       OTHER          TOTAL
                                   ---------------------------------------------------------
Gross premiums written               $   112,872     $  10,699    $  -        $   123,571
Total revenues                            97,903         4,087        1,677       103,667
Income (loss) before taxes                34,983       (1,593)      (3,465)        29,925

ASSETS                                 1,599,378       285,212      106,665     1,991,255
                                   ---------------------------------------------------------

Claims and claim expense ratio             58.3%        78.0%        -              58.8%
Expense ratio                              21.7%       159.7%        -              26.1%
                                   ---------------------------------------------------------
Combined ratio                             80.0%       237.7%        -              84.9%
                                   =========================================================
--------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 2000
(IN THOUSANDS OF U. S. DOLLARS)

                                        REINSURANCE      PRIMARY       OTHER         TOTAL
                                     ----------------------------------------------------------
Gross premiums written                $       113,522  $     8,948 $      -      $    122,470
Total revenues                                 92,046        3,414        3,949        99,409
Income (loss) before taxes                     40,416          494         (279)       40,631

ASSETS                                      1,255,515      240,795      227,115     1,723,425
                                     ----------------------------------------------------------

Claims and claim expense ratio                  43.2%       -90.6%        -              40.9%
Expense ratio                                   28.5%       126.2%        -              30.2%
                                     ----------------------------------------------------------
Combined ratio                                  71.7%        35.6%        -              71.1%
                                     ==========================================================
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN THOUSANDS OF U. S. DOLLARS)

                                        REINSURANCE      PRIMARY        OTHER         TOTAL
                                     ----------------------------------------------------------
Gross premiums written                $      407,899   $    35,892         -     $     443,791
Total revenues                               301,841        12,426         3,190       317,457
Income (loss) before taxes                   124,841         3,342       (11,835)      116,348

ASSETS                                     1,599,378       285,212       106,664     1,991,254
                                     ----------------------------------------------------------

Claims and claim expense ratio                  52.4%        -25.7%        -              50.6%
Expense ratio                                   23.1%        133.2%        -              26.1%
                                     ----------------------------------------------------------
Combined ratio                                  75.5%        107.5%        -              76.7%
                                     ==========================================================
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
(IN THOUSANDS OF U. S. DOLLARS)

                                        REINSURANCE      PRIMARY        OTHER         TOTAL
                                     ----------------------------------------------------------
Gross premiums written                $      344,940  $      35,651 $      -     $     380,591
Total revenues                               225,764         9,705         9,356       244,825
Income (loss) before taxes                   102,037         1,491        (9,069)       94,459

ASSETS                                     1,255,515       240,795       227,115     1,723,425
                                     ----------------------------------------------------------

Claims and claim expense ratio                  40.0%        -13.3%        -              38.4%
Expense ratio                                   27.5%         59.4%        -              28.6%
                                     ----------------------------------------------------------
Combined ratio                                  67.5%         46.1%        -              67.0%
                                     ==========================================================
-----------------------------------------------------------------------------------------------

         The Company's Bermuda holding company is the primary contributor to the results reflected in the "Other" category. The pre-tax loss of the holding company primarily consisted of interest expense on bank loans, the minority interest on the Capital Securities and corporate expenses, partially offset by realized investment gains on sales of investments and investment income.

8. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

         The Company's U.S. subsidiaries are subject to U.S. tax. The net deferred tax asset of $16.0 million is net of an $8.7 million valuation allowance. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (ranging from 2018 through 2020), subject to certain limitations.

9.       Subsequent Events

         a) On October 9, 2001, the Company announced plans to form a new Bermuda-based property catastrophe reinsurer, DaVinci Reinsurance Ltd ("DaVinci Re"). DaVinci Re is expected to be initially capitalized with $500 million, subject to increase depending on catastrophe reinsurance capacity demands. Initial investors in DaVinci Re are anticipated to include State Farm Mutual Automobile Insurance Company, with a $200 million capital contribution and RenaissanceRe, targeting a $100 million capital contribution. In addition, RenaissanceRe expects to provide up to $200 million of bridge financing, which would be replaced by equity and debt from unaffiliated third parties.

         b) On October 15, 2001, the Company completed the sale of 2.5 million of its common shares at a price to the public of $94.30 per share. The Company plans to use the net proceeds, totaling $232.5 million, for general corporate purposes.

         c) On November 13, 2001, the Company, through its representatives, began marketing to offer up to $150 million of Series A Preference Shares, which shares will be offered pursuant to a prospectus supplement to the prospectus contained in the Company's Registration Statement on Form S-3 filed September 28, 2001.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of the Company's results of operations for the three month and nine month periods ended September 30, 2001 and 2000 and financial condition as of September 30, 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

General

The Company principally provides reinsurance where risk of natural catastrophe represents a significant component of the overall exposure. The Company's results depend to a large extent on the frequency and severity of catastrophic events, and the concentration and coverage offered to clients impacted thereby. The Company's catastrophe reinsurance business includes 1) writing reinsurance on its own behalf and 2) writing reinsurance on behalf of two joint ventures, Top Layer Re and OPCat. The Company receives income based on the performance of these joint ventures which is reflected in other income. The Company's primary operations principally provide coverage with respect to risks that are also exposed to natural catastrophes.

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

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000

For the quarter ended September 30, 2001, net operating income, excluding realized investment gains and losses, available to common shareholders was $25.0 million or $1.23 per share, compared to $34.2 million or $1.75 per share for the same quarter in 2000. Net income was $29.9 million, or $1.48 per share, in the quarter, compared to $35.6 million, or $1.83 per share, for the same quarter of 2000. The decrease in net operating income and net income was primarily due to losses from the September 11th attacks.

Gross premiums written for the third quarter of 2001 and 2000 were as follows:


-----------------------------------------------------
                               Quarter ended

(in thousands)             30-Sep-01       30-Sep-00
                       ------------------------------
Reinsurance             $    112,872  $      113,522

Primary                       10,699  $        8,948
                       ------------------------------
                        $    123,571  $      122,470
                       ==============================

-----------------------------------------------------

For the quarter ended September 30, 2001, total managed catastrophe premiums were $107.6 million, $21.4 million of which were derived from the OPCat and Top Layer Re joint ventures, compared to $113.8 million and $26.1 million for the same quarter of 2000. The decrease is primarily due to $15 million of premiums relating to contracts incepting in the second quarter which were booked in the third quarter of 2000 but were booked in the second quarter of 2001. Total managed catastrophe premiums written represents gross catastrophe premiums written by Renaissance Reinsurance and written on behalf of the OPCat and Top Layer Re joint ventures and is used by the Company to measure the Company's penetration into the catastrophe reinsurance market.

The decrease in other income to $1.1 million for the quarter ended September 30, 2001 compared to $3.0 million for the quarter ended September 30, 2000, was primarily due to the negative impact of the September 11th attacks on profits from catastrophe portfolios managed for third parties.

The underwriting results of an insurance or reinsurance company are often measured by reference to its loss ratio, expense ratio, and combined ratio. The loss ratio is the result of dividing claims and claim expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (acquisition and operational expenses) by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio.

The table below sets forth the Company's combined ratio and components thereof, by segment, for the quarters ended September 30, 2001 and 2000:

                 ---------------------------------------------------------------------------------
                     REINSURANCE                   PRIMARY                      TOTAL
                 ---------------------------------------------------------------------------------
QUARTER ENDED:    30-SEP-01     30-SEP-00     30-SEP-01    30-SEP-00     30-SEP-01     30-SEP-00
                 ---------------------------------------------------------------------------------
Loss ratio             58.3%         43.2%        78.0%        -90.6%         58.8%         40.9%
Expense ratio          21.7%         28.5%       159.7%        126.2%         26.1%         30.2%
                 ---------------------------------------------------------------------------------
Combined ratio         80.0%         71.7%       237.7%         35.6%         84.9%         71.1%
                 ---------------------------------------------------------------------------------

The claims and claim expense ratio of the reinsurance business increased primarily due to the losses relating to the September 11th attacks, from which the Company incurred $48.1 million of net losses. The Company's increase in non-catastrophe and finite premiums, which normally will produce a higher claims and claim expense and combined ratio than the Company's principal product, property catastrophe reinsurance, also contributed to the increase in the claims and claim expense ratio. Partially offsetting the $48.1 million loss was a $12 million reduction of reserves associated with events earlier in the year, such as the Seattle earthquake and Hurricane Allison. The Company's gross loss from the September 11th attacks was $148.5 million.

The majority of the premiums written by the Company's primary operations are currently ceded to other reinsurers and as a result, net earned premiums from the primary operations were only $1.8 million for the quarter ended September 30, 2001, compared to only $1.3 million for the quarter ended September 30, 2000. Based on this reduced level of net earned premiums, relatively modest one time adjustments to net written premiums, claim and claim expenses incurred, acquisition expenses or operating expenses can cause, and did cause, unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of the primary operations.

Net investment income, excluding realized investment gains and losses, for the third quarter of 2001 was $18.7 million, compared to $21.2 million for the same period in 2000. The decrease in investment income primarily relates to decreases in prevailing investment yields during the year and the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.

The increase in corporate expenses in the quarter to $1.4 million compared to $0.2 million in the same quarter for 2000, was primarily due to a favorable, one-time offset to expenses in 2000.

Interest expense (including interest expense on the Capital Securities which is reflected as minority interest) for the quarter ended September 30, 2001 decreased to $4.5 million from $6.5 million for the same period in 2000. The decrease was primarily related to the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

For the nine months ended September 30, 2001, net operating income available to common shareholders was $99.7 million or $4.93 per share, compared to $98.3 million or $5.07 per share for the same period in 2000. Net income for the nine months ended September 30, 2001 was $115.2 million or $5.70 per share, compared to $89.4 million or $4.61 per share for the same period in 2000. The decrease in net operating income and net income was primarily due to losses from the September 11th attacks.

Gross premiums written for the nine months ended September 30, 2001 and 2000 were as follows:

------------------------------------------------------
                              Nine months ended

(in thousands)             30-Sep-01         30-Sep-00
                       -------------------------------
Reinsurance            $     407,899    $      344,940

Primary                       35,892            35,651
                       -------------------------------
                       $     443,791    $      380,591
                       ===============================
------------------------------------------------------

The majority of the increase in gross premiums written by Renaissance Reinsurance during the first nine months was due to two items: 1) increased finite and non-catastrophe premiums written of $31.9 million related to the Company's increased opportunities in the non-catastrophe reinsurance market; and
2) an increase in catastrophe premiums of $31.0 million related to increased rates and increased business opportunities.

For the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 total managed catastrophe premiums increased 11% to $414.7 million compared to $372.3 million.

Other income for the nine month period ended September 30, 2001 was $8.8 million, compared to $6.4 million for the same period for the prior year. The increase is primarily related to the increase in managed catastrophe premiums written for the Company's joint ventures, OP Cat and Top Layer Re, which increased to $93.2 million for the nine month period ending September 30, 2001 compared to $78.1 million for the same period of 2000.

The underwriting results of an insurance or reinsurance company are discussed frequently by reference to its loss ratio, expense ratio, and combined ratio. The loss ratio is the result of dividing claims and claim expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (acquisition and operational expenses) by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio.

The table below sets forth the Company's combined ratio and components thereof, split by segment for the nine months ended September 30, 2001 and 2000:


                     --------------------------------------------------------------------------------
                         REINSURANCE                   PRIMARY                      TOTAL
                     --------------------------------------------------------------------------------
NINE MONTHS ENDED:     30-Sep-01     30-Sep-00    30-Sep-01     30-Sep-00     30-Sep-01     30-Sep-00
                     --------------------------------------------------------------------------------
Loss ratio                 52.4%         40.0%       -25.7%        -13.3%         50.6%         38.4%
Expense ratio              23.1%         27.5%       133.2%         59.4%         26.1%         28.6%
                     --------------------------------------------------------------------------------
Combined ratio             75.5%         67.5%       107.5%         46.1%         76.7%         67.0%
                     --------------------------------------------------------------------------------

The claims and claim expense ratio of the reinsurance business increased primarily due to losses relating to the September 11th attacks, from which the Company incurred $48.1 million of net losses. The Company's increase in non-catastrophe and finite premiums, which normally will produce a higher claims and claim expense and combined ratio than the Company's principal product, property catastrophe reinsurance, also contributed to the increase in the claims and claim expense ratio. Partially offsetting the $48.1 million loss was a $12 million reduction of reserve redundancies associated with events earlier in the year, such as the Seattle earthquake and Hurricane Allison. The Company's gross loss from the September 11th attacks was $148.5 million.

The dollar level of the operational expenses of the reinsurance operations have remained relatively flat in comparison to the prior year. Accordingly, since the net earned premiums of the reinsurance operations have increased in 2001, this has caused a decrease in the expense ratio for the reinsurance operations.

The majority of the premiums written by the primary operations are currently ceded to other reinsurers and as a result, the net earned premiums from the primary operations were only $5.4 million for the nine months ended September 30, 2001, compared to only $5.2 million for the nine months ended September 30, 2000. Based on this level of net earned premiums, relatively modest one-time adjustments to net written premiums, claim and claim expenses incurred, acquisition expenses or operating expenses can cause, and did cause, unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of the primary operations.

Net investment income, excluding realized investment gains and losses, for the nine months ended September 30, 2001 was $54.9 million, compared to $58.7 million for the same period in 2000. The decrease in investment income primarily relates to a decrease in investment yields during the first nine months of 2001 as compared to the same period of 2000 and the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.

Corporate expenses increased to $7.7 million for the nine months ended September 30, 2001, compared to $5.1 million for the same period in 2000. The increase was primarily due to certain costs related to research and development initiatives being conducted by the Company.

Interest expense (including interest expense on the Capital Securities which is reflected as minority interest) for the nine months ended September 30, 2001 decreased to $9.8 million from $18.9 million for the same period in 2000. The decrease was primarily related to the repayment of $200 million on the revolving credit facility in the fourth quarter of 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL REQUIREMENTS

As a holding company, RenaissanceRe relies on investment income, cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and quarterly dividend payments, if any, to its shareholders. The payment of dividends by the Company's Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda require the Company's Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at September 30, 2001 the statutory capital and surplus of the Company's Bermuda subsidiaries was $814.3 million, and the amount required to be maintained was $141.8 million. The Company's U.S. subsidiaries are also required to maintain certain measures of solvency and liquidity. As at September 30, 2001 the statutory capital and surplus of the Company's U.S. subsidiaries was $32.2 million, and the amount required to be maintained was $28.6 million. In the nine-month period through September 30, 2001, Renaissance Reinsurance declared dividends of $141.9 million compared to $57.6 million for the same period in 2000.

CASH FLOWS

The Company's operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. RenaissanceRe's subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, the Company maintains a $310.0 million credit facility which is available to the holding company, RenaissanceRe, to meet the liquidity needs of the Company's subsidiaries should the need arise. No amount was outstanding under this credit facility as of September 30, 2001.

Cash flows from operations in the first nine months of 2001 were $206.4 million, compared to $199.7 million for the same period in 2000. Cash flows exceeded operating income in this period partly due to paid loss recoveries received from the Company's reinsurers. The Company has produced cash flows from operations for the full years of 2001 and 2000 in excess of its commitments. To the extent that capital is not utilized in the Company's reinsurance business, the Company will consider using such capital to invest in new opportunities or will consider returning such capital to its shareholders.

During the quarter, in order to meet additional capacity demands emanating from the September 11th attacks, the Company contributed $35 million of additional capital to Glencoe, the Company's excess and surplus lines insurance company domiciled in Bermuda, bringing the total capital of Glencoe to $100 million.

On October 15, 2001, the Company completed the sale of 2.5 million of its common shares at a price to the public of $94.30 per share. The Company plans to use the net proceeds, totaling $232.5 million, for general corporate purposes.

Because of the nature of the coverages the Company provides, which typically can produce infrequent losses of high severity, it is not possible to predict the Company's future cash flows from operating activities with precision. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES

During the nine months ended September 30, 2001 the Company incurred net claims of $121.2 million and paid net losses of $13.0 million. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that the Company will continue to experience this level of losses and/or recoveries.

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

On both the Company's reinsurance and primary operations, the Company uses statistical and actuarial methods to reasonably estimate ultimate expected claims and claim expenses and the related recoveries. The period of time between the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves may be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported (IBNR) reserves to specific case reserves. These estimates are reviewed regularly and adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

The total capital resources of the Company as at September 30, 2001 and December 31, 2000 were as follows:


---------------------------------------------------------------------------------------------------------------
                                                                              September 30,    December 31,
(in thousands of U.S. dollars)                                                    2001            2000
---------------------------------------------------------------------------------------------------------------

7% Senior Notes - due 2008                                                    $    150,000    $       -

Term loan and borrowed revolving credit facility payable (Renaissance U.S.)         33,500          42,000

Revolving Credit Facility - borrowed (RenaissanceRe)                                  -              8,000

Parent Revolving Credit Facility - unborrowed (RenaissanceRe)                      310,000         302,000

Minority interest - Company obligated mandatorily
redeemable capital securities of a subsidiary trust                                 87,630          87,630

Shareholders' Equity                                                               816,893         700,818
---------------------------------------------------------------------------------------------------------------

TOTAL CAPITAL RESOURCES                                                       $  1,398,023    $  1,140,448

---------------------------------------------------------------------------------------------------------------

On July 17, 2001, the Company completed the sale of $150 million of 7% Senior Notes due 2008 in an underwritten public offering. The Company utilized a portion of the proceeds from the offering to repay $16.5 million of outstanding amounts under our $310.0 million revolving credit and term loan facility. The remainder will be used for general corporate purposes.

The Company has a $310.0 million committed revolving credit and term loan agreement with a syndicate of commercial banks. As of September 30, 2001, the Company had repaid its borrowings of $16.5 million against this facility. As of November 9, 2001, the Company has provided the banks with a Notice of Borrowing requesting borrowings of $45 million under this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.70 percent during the first nine months of 2001 (compared to 6.9 percent for the same period in 2000). The revolving credit agreement contains certain financial covenants including requirements that the ratio of consolidated debt to capital does not exceed 0.35:1; consolidated net worth must exceed the greater of $100.0 million or 125 percent of consolidated debt; and 80 percent of invested assets must be rated BBB- by S&P or Baa3 by Moody's Investor Service or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at September 30, 2001.

Renaissance U.S. has an $18.5 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 5.26 percent during the first nine months of 2001 (compared to 6.9 percent for the first nine months of 2000). The related agreements contain certain financial covenants, the primary one being that RenaissanceRe, being its principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan has mandatory repayment provisions approximating $9.0 million per year in each of years 2002 and 2003. The Company repaid $8.5 million of the loan in June 2001. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at September 30, 2001.

RenaissanceRe Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by the Company if the Company shall be in default under the Indenture. The Company was in compliance with all of the covenants of the Indenture at September 30, 2001. From time to time, the Company may opportunistically repurchase outstanding Capital Securities.

During the first nine months of 2001, shareholders' equity increased by $116.1 million, from $700.8 million at December 31, 2000 to $816.9 million at September 30, 2001. The significant components of the change in shareholders' equity were net income from continuing operations of $115.2 million and an increase in unrealized gains on investments of $18.8 million, partially offset by dividends to shareholders of $23.7 million.

INVESTMENTS

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising the Company's portfolio of invested assets:

--------------------------------------------------------------------------------
                                                   September 30,   December 31,
(in thousands of U.S. dollars)                         2001           2000
--------------------------------------------------------------------------------
Investments available for sale, at fair value       $ 1,161,814    $   928,102
Other investments                                        41,685         29,613
Cash, cash equivalents and short term investments       227,397        124,331
--------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                $1,430,896     $1,082,046
--------------------------------------------------------------------------------

At September 30, 2001, the invested asset portfolio had a weighted average rating of AA, an average duration of 2.50 years and an average yield to maturity of 4.75 percent, net of investment expenses.

At September 30, 2001 the Company held investments and cash totaling $1.4 billion with a net unrealized appreciation balance of $25.6 million. The Company's investment portfolio is subject to the risks of declines in realizable value. The Company attempts to mitigate this risk through the diversification and active management of its portfolio.

At September 30, 2001, $31.5 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented 2.2% percent of the Company's invested assets.

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

SUBSEQUENT EVENTS

Since September 30, 2001, as a result of decreases in world-wide reinsurance capacity emanating from the September 11th attacks, the Company has launched the following initiatives to position it to meet the increased demands for its products:

a) On October 9, 2001, the Company announced plans to form a new Bermuda-based property catastrophe reinsurer, DaVinci Reinsurance Ltd. DaVinci Re is expected to be initially capitalized with $500 million, subject to increase depending on catastrophe reinsurance capacity demands. Initial investors in DaVinci Re are anticipated to include State Farm Mutual Automobile Insurance Company, with a $200 million capital contribution and RenaissanceRe, targeting a $100 million capital contribution. In addition, Renaissance Re expects to provide up to $200 million of bridge financing, which would be replaced by equity and debt from unaffiliated third parties.

b) On October 15, 2001, the Company completed the sale of 2.5 million of its common shares at a price to the public of $94.30 each. The Company plans to use the net proceeds, totaling $232.5 million, for general corporate purposes.

c) On November 13, 2001, the Company, through its representatives, began marketing to offer up to $150 million of Series A Preference Shares, which shares will be offered pursuant to a prospectus supplement to the prospectus contained in the Company's Registration Statement on Form S-3 filed September 28, 2001.

CURRENT OUTLOOK

The attacks of September 11th, 2001 have caused significant changes to the market environment. Many insurance and reinsurance companies are seeking to substantially reduce exposures, or are seeking higher prices for the risks that they assume. These actions are being taken as a result of an increased perception of risk for the industry generally, as well as an improved understanding of the correlation between, and within, various classes of business that were previously believed to be independent by other companies. In addition, there is a heightened sensitivity to credit quality as a number of other insurance companies have experienced downgrades in their credit ratings.

Because RenaissanceRe Holdings experienced relatively limited losses from the September 11th attacks, and continues to have stable, high credit ratings, the Company believes it is well positioned to significantly increase its managed catastrophe premiums. In addition, the Company may significantly expand its presence in other areas of insurance and reinsurance, including commercial insurance, aviation and specialty lines of reinsurance. While large amounts of capital have been raised for existing companies and for start-ups, the Company believes that the market opportunity will continue to allow the Company to achieve substantial growth, however, there can be no assurance that this growth will be achieved or sustained.

Also as a result of the September 11th attacks, the Company expects the cost of reinsurance protection to increase during 2002. If prices rise to levels whereby the Company believes the purchase of reinsurance protection would become uneconomical, then in certain geographic regions the Company would retain a greater level of net risk. In order to obtain longer-term retrocessional capacity, the Company has entered into multi-year contracts with respect to a portion of its portfolio. As of January 1, 2001, approximately 50% of the limits under the Company's retrocessional coverage were purchased on a multi-year basis.

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

SAFE HARBOR DISCLOSURE

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

         (4)      acts of God, war and terrorism;

         (5) man-made catastrophe events, which may occur with severity or frequency exceeding industry estimates, or our own; risks associated with implementing the Company's business strategies;

         (6) slower than anticipated growth in the Company's fee-based operations;

         (7) changes in economic conditions, including currency rate conditions which could affect the Company's investment portfolio;

         (8)      uncertainties in the Company's reserving process;

         (9) failure of the Company's reinsurers to honor their obligations;

         (10) loss of services of any one of the Company's key executive officers;

         (11) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which the Company operates;

         (12) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws;

         (13) a contention by the United States Internal Revenue Service that the Company's Bermuda subsidiaries, including Renaissance Reinsurance, are subject to U.S. taxation; and

         (14) actions of competitors, including industry consolidation and the development of competing financial products.




The factors listed above should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions the Company may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS

The Company's investment portfolio includes investments which are available for trading purposes and which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.64 percent, which equates to a decrease in market value of approximately $31 million on a portfolio valued at $1,162 million at September 30, 2001. An immediate time horizon was used, as this presents the worst-case scenario.

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

                  None

Item 5 -- Other Information

                  None

Item 6 -- Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  None

         b.       Current Reports on Form 8-K:

                  The Registrant filed reports on Form 8-K on July 17, 2001 and September 18, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            RENAISSANCERE HOLDINGS LTD.


                                            By:  /s/ John M. Lummis
                                                 ------------------------------
                                                 John M. Lummis
                                                 Executive Vice President and
                                                 Chief Financial Officer

Date:      November 14, 2001