Form 10-K
period 2001-12-31
RENAISSANCERE HOLDINGS LTD
filed 2002-04-01
CIK 913144

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 COMMISSION FILE NO. 34-0-26512

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of Common Shares held by nonaffiliates of the Registrant as of March 28, 2002 was $2,046,878,315 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

  The number of Common Shares outstanding as of March 28, 2002 was 22,748,069.

================================================================================

                           RENAISSANCERE HOLDINGS LTD.
                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

Item 1.  Business..............................................................2
Item 2.  Properties...........................................................32
Item 3.  Legal Proceedings....................................................32
Item 4.  Submission of Matters to a Vote of Security Holders..................32

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters..............................................................33
Item 6.  Selected Consolidated Financial Data.................................35
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................37
Item 7a. Quantitative and Qualitative Disclosures About Market Risk...........54

Item 8.  Financial Statements and Supplementary Data..........................54
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................54

                                    PART III

Item 10.  Directors and Executive Officers of RenaissanceRe...................55
Item 11.  Executive Compensation..............................................55
Item 12.  Security Ownership of Certain Beneficial Owners and Management......55
Item 13.  Certain Relationships and Related Transactions......................55

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....55

SIGNATURES....................................................................59

                                       (i)

                                     PART I

         Unless the context otherwise requires, references herein to "RenaissanceRe" means RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance Underwriting Managers Ltd. ("Renaissance Managers"), DeSoto Insurance Company ("DeSoto"), DeSoto Prime Insurance Company ("DeSoto Prime"), Stonington Insurance Company ("Stonington"), Renaissance Services Ltd. ("Services"), Renaissance Reinsurance of Europe ("Renaissance Europe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), and Paget Insurance Agency, LLC ("Paget"). We also write property catastrophe reinsurance on behalf of joint ventures, including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). Unless the context otherwise requires, references to RenaissanceRe do not include any of the joint ventures for which we provide underwriting services. Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 29-31 of this Report.

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

         In particular, statements using words such as "may," "should," "estimate," "expect," "anticipate," "intend," "believe," "predict," "potential," or words of similar import generally involve forward-looking statements. For example, we have included certain forward looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to trends in results, prices, volumes, operations, investment results, margins, overall market trends, risk management and exchange rates. This Form 10-K also contains forward looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, trends in market conditions, prices, market standing and product volumes, investment results and pricing conditions in the reinsurance and insurance industries.

         In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including the following:

         (1) the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates;

         (2) a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

         (3) the lowering or loss of one of the financial or claims-paying ratings of ours or one or more of our subsidiaries;

         (4) risks associated with implementing our business strategies and our initiatives for organic growth, including risks relating to managing that growth;

         (5)       acts of terrorism or acts of war;

         (6)       slower than anticipated growth in our fee-based operations;

         (7) changes in economic conditions, including interest and currency rate and other conditions which could affect our investment portfolio;

         (8)       uncertainties in our reserving process;

         (9)       failure of our reinsurers to honor their obligations;

         (10) extraordinary events affecting our clients, such as bankruptcies and liquidations;

         (11)      loss of services of any one of our key executive officers;

         (12) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

         (13) challenges by insurance regulators in the United States to Renaissance Reinsurance's claim of exemption from insurance regulation under the current laws;

         (14) a contention by the United States Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, are subject to U.S. taxation; and

         (15) actions of competitors, including industry consolidation the launch, of new entrants and the development of competing financial products.

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail in "Risk Factors" below. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

         RenaissanceRe provides reinsurance and insurance coverage that is subject to the risk of natural and man-made catastrophes. We are a leader in using sophisticated computer models to construct a superior portfolio of these coverages.

         Our principal business is property catastrophe reinsurance. Our subsidiary, Renaissance Reinsurance, is one of the leading providers of this coverage in the world. We provide reinsurance to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' claims from a catastrophe exceed a certain retained amount. Through these coverages we are subject to claims arising from large natural catastrophes, such as earthquakes and hurricanes, and we are also exposed to claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, tornadoes, fires and explosions.

         We also write property catastrophe reinsurance on behalf of joint ventures, including Top Layer Re and DaVinci. DaVinci was formed in October 2001 with other equity investors; we own a minority of DaVinci's outstanding equity and control a majority of its voting power. DaVinci's financial results are included in our consolidated financial statements. We formed Top Layer Re in 1999 with State Farm to provide high layer coverage for non-U.S. risks. RenaissanceRe acts as the exclusive underwriting manager for these joint ventures in return for management fees and a profit participation. In February 2001, we entered into reinsurance arrangements to assume the catastrophe reinsurance we had previously written for a third joint venture, Overseas Partners Cat Ltd. ("OP Cat"), which is a subsidiary of Overseas Partners Ltd.

         In addition to catastrophe reinsurance, we also write certain specialty lines of reinsurance including accident and health, property per risk, aviation, catastrophe-exposed workers compensation coverages, finite and satellite. We currently expect these lines of business to grow due in part to prevailing attractive market conditions. We also expect to increase our primary insurance business where we plan to focus on writing commercial property insurance on an excess and surplus lines basis. To a lesser extent we also provide homeowners insurance in various areas of the United States, concentrating on business exposed to natural catastrophes.

         Our principal underwriting objective is to construct a portfolio of reinsurance contracts that maximizes return on equity subject to prudent risk constraints. To help us achieve this objective, we have developed REMS(C), a proprietary computer-based pricing and exposure modeling and management system. REMS(C) is a unique platform, which assists us in better measuring property catastrophe risk, pricing treaties and managing our aggregate exposure. We believe that REMS(C) is among the most sophisticated exposure management systems in use today in the reinsurance industry. Accordingly, we believe the combination of our REMS(C) system and the extensive experience of our underwriters provides us with a significant competitive advantage.

         Our management expertise and financial strength have enabled us to pursue opportunities outside of the property catastrophe reinsurance markets, including the catastrophe exposed primary insurance market. We plan to continue to pursue other opportunities in the upcoming year. However, there can be no assurance that our pursuit of such opportunities will materially impact our financial condition and results of operations.

RECENT DEVELOPMENT

         On February 15, 2002, we announced that we had entered into agreements with Overseas Partners Ltd. to assume the catastrophe reinsurance business that we had previously written on behalf of OP Cat, a subsidiary of Overseas Partners Ltd., which has announced that it plans to discontinue operations. During 2001, OP Cat wrote approximately $60 million of catastrophe reinsurance premiums.

RATINGS

         Over the last five years, we have consistently received among the highest claims-paying and financial strength ratings from Standard & Poor's Insurance Ratings Services and A.M. Best Company, Inc. Renaissance Reinsurance has been assigned an "A+" (Superior) rating from A.M. Best, an "A+" (Strong) rating from Standard & Poor's and an A1 rating from Moody's Investors Service. In December 2001, A.M Best upgraded Glencoe from an "A-" (Excellent) rating to an "A" (Excellent) rating. Top Layer Re has received claims-paying ratings of "AAA" (Extremely Strong) from Standard & Poor's and "A++" (Superior) from A.M. Best. DaVinci has been assigned an "A" rating from both A.M. Best and Standard & Poor's. These ratings represent independent opinions of an insurer's financial strength and ability to meet policyholder obligations.

         A.M. Best. "A+" is the second highest designation of A.M. Best's sixteen rating levels. "A+" rated insurance companies are defined as "Superior" companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. The "A++" rating, which has been assigned by
A. M. Best to Top Layer Re, is A.M Best's highest rating designation and is assigned to companies, which A. M. Best believes to have, on balance, superior balance sheet strength, operating performance and business profile, and a very strong ability to meet their ongoing obligations to policyholders.

         Standard & Poor's. The "A" range ("A+", "A" and "A-") is the third highest of four ratings ranges within what S&P considers the "secure" category. An insurer rated "A" is believed by Standard & Poor's to have strong financial security characteristics, but to be somewhat more likely to be affected by business conditions than are insurers with higher ratings. The "AAA" rating, which has been assigned by Standard & Poor's to Top Layer Re, is the highest rating assigned by Standard & Poor's, and indicates that Standard & Poor's believes the insurer's capacity to meet its financial commitment on the obligation is extremely strong.

         Moody's Investors Service. Moody's Insurance Financial Strength Ratings represent its opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's believes that insurance companies rate A1, such as Renaissance Reinsurance, offer good financial security. However, Moody's believes that elements may be present which suggest a susceptibility to impairment sometime in the future.


CORPORATE STRATEGY

         We seek to generate earnings growth for our shareholders by pursuing the following strategic objectives:

    o ENHANCE OUR POSITION AS A LEADER IN THE PROPERTY CATASTROPHE REINSURANCE BUSINESS. Based on gross premiums written, we are among the largest property catastrophe reinsurers in the world. Property catastrophe reinsurance accounts for a substantial majority of our business, and has historically generated among the most attractive returns in our industry. We believe that our proprietary modeling technology and underwriting expertise provide us with significant competitive advantages in managing catastrophe risk. We will continue to enhance our leadership position by:

         -- Constructing a superior portfolio of reinsurance using proprietary underwriting models. We seek to effectively deploy our capital base while maintaining prudent risk levels in our reinsurance portfolio. We use our proprietary catastrophe exposure management system, REMS(C), to evaluate the risk and return characteristics of individual contracts relative to our portfolio, and, as a result, to determine appropriate underwriting opportunities; and

         -- Constructing superior portfolios of catastrophe reinsurance for third parties, in exchange for fee income and profit participation. Our managed catastrophe joint ventures, including Top Layer Re and DaVinci, provide us with additional presence in the market, by allowing us to leverage our access to business and our underwriting capabilities on a larger capital base.

    o PURSUE NEW BUSINESS OPPORTUNITIES IN ATTRACTIVE MARKETS WHERE WE CAN LEVERAGE OUR CORPORATE SKILLS AND CULTURE. Our management's experience and underwriting expertise position us to enter into new business areas which we believe will meet our return on equity criteria. Currently, we believe our best opportunities include:

         -- Certain specialty lines of reinsurance, which have begun to show improved pricing, such as finite, satellite, catastrophe exposed workers compensation coverage and aviation; and

         -- Primary insurance exposed to natural catastrophe risk, which allows us to leverage our catastrophe risk management skills.

         We believe we are positioned to fulfill these objectives by virtue of the experience and skill of our management and our strong relationships with brokers and clients. Our senior management team has extensive experience in the reinsurance and/or insurance industries, with an average of approximately 20 years of experience for each of our five senior executives. We market our reinsurance products worldwide exclusively through reinsurance brokers and have established a reputation with our brokers and clients for prompt response on underwriting submissions, fast claims payments and the development of customized reinsurance programs. The modeling demonstrations and seminars that we provide to our brokers and clients further enhance our position as a provider of first choice.

INDUSTRY TRENDS

         The reinsurance and insurance industries historically have been markedly cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods when shortages of underwriting capacity have permitted favorable premium levels. In particular, the catastrophe-exposed lines in which we specialize are affected significantly by volatile and unpredictable developments, including natural and man made disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions, and acts of terrorism, such as the September 11th tragedy. The occurrence, or nonoccurrence, of catastrophic events, the frequency and severity of which are inherently unpredictable, affects both industry results and subsequent prevailing market prices of our products.

         Prior to 1999, excess capacity placed competitive pressures on the reinsurance industry. However, market participants reported significant price increases in catastrophe reinsurance during 2000 and into the 2001 renewal season due to industry losses in 1999 and the subsequent contraction of capacity in the market. Moreover, following the significant insured losses arising from the September 11th tragedy, which are estimated to be at least $30 billion, coupled with the poor performance of equity markets in 2001 and other factors, we have experienced generally improved terms and pricing for both our reinsurance and insurance products. We also expect demand for reinsurance to increase as primary insurers buy reinsurance to protect weakened capital positions, react to rating agency pressures and reflect revised estimates of the frequency and severity of man-made catastrophic events.

         At the same time, however, we expect both pricing and terms to become more severe in the retrocessional reinsurance market, which we utilized in the past. Accordingly, the September 11th tragedy may limit the availability of desired amounts of retrocessional reinsurance at pricing we believe to be acceptable. We may also be affected by the formation of a number of new companies in the reinsurance markets following the September 11th tragedy, several of which were formed in Bermuda. In addition, a number of existing market participants raised new capital, thereby strengthening their ability to compete. At this time, the effect of these new entrants and of the additional capital placed into the market is not precisely known.

         During 1999, insured losses from natural catastrophes and man-made disasters amounted to approximately $33 billion, reflecting nine significant worldwide catastrophic events, including the Australian hail storms, the Oklahoma tornados, Hurricane Floyd, Typhoon Bart, the Turkish earthquakes and the European winter windstorms Anatol, Lothar and Martin. Six of these events each resulted in over $1 billion of insured damages. In particular, the increased demand for catastrophe reinsurance following the French windstorms in 1999 indicated that many insurers were inadequately reinsured prior to the events in 1999.

         Although 2000 produced significantly fewer catastrophe events than 1999, market participants reported significant price increases in catastrophe reinsurance during 2000 and into the 2001 renewal season, which we believe was due in large measure to the continuing effects of industry losses in 1999 and the subsequent contraction of capacity in the market. Prior to the September 11th tragedy, the reinsurance industry had already experienced a number of large catastrophe events in 2001, including the 6.1 magnitude earthquake in El Salvador in February, and tropical storm Alison in the Southeast United States in June.

         During recent fiscal years there has been considerable consolidation among leading brokerage firms and also among insurance and reinsurance companies, which could affect the distribution of catastrophe-related reinsurance products. Industry data indicates that consolidation in the worldwide insurance industry has created a smaller group of large ceding companies that are retaining an increasing proportion of their business.

         A number of new, proposed or potential legislative or industry changes may impact the worldwide demand for property catastrophe reinsurance and other catastrophe related products. There are also many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry.

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

         The following table sets forth our gross premiums written and number of programs written by type of reinsurance.

                                                                      YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------
                                                      2001                     2000                      1999
                                             ----------------------  -----------------------   ------------------------
                                                GROSS                    GROSS                     GROSS
                                              PREMIUMS     NUMBER OF   PREMIUMS     NUMBER OF    PREMIUMS    NUMBER OF
                                               WRITTEN     PROGRAMS     WRITTEN     PROGRAMS      WRITTEN    PROGRAMS
                                               -------     --------     -------     --------      -------    --------
                                                                      (DOLLARS IN MILLIONS)
TYPE OF REINSURANCE
Catastrophe excess of loss...............      $ 225.9       278        $ 179.4       212       $ 173.6        242
Excess of loss retrocession..............        132.1        82          154.2        90          84.1         85
Proportional retrocession of catastrophe
   excess of loss........................         15.9         9           11.4         2          21.2          8
Accident and health, satellite, aviation
   and other.............................         77.5        25           37.7        25           3.4         13
                                               -------       ---        -------       ---       -------        ---
Total reinsurance........................      $ 451.4       394        $ 382.8       329       $ 282.3        348
                                               =======       ===        =======       ===       =======        ===

   CATASTROPHE REINSURANCE

         Our property catastrophe reinsurance contracts are generally "all risk" in nature. Our most significant exposure is to losses from earthquakes and hurricanes, although we are also exposed to claims arising from other natural and man-made catastrophes, such as winter storms, freezes, floods, fires, explosions and tornados, in connection with the coverages we provide. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under the property reinsurance contract when arising from a covered peril. In accordance with market practice, our property reinsurance contracts generally exclude certain risks such as war, nuclear contamination or radiation. Recently, a variety of forms of terrorism exclusions have entered market practice.

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

         We seek to moderate the volatility described in the preceding paragraph through the use of contract terms, portfolio selection methodology, diversification criteria and probability analyses. Also, consistent with risk management practices, we purchase property catastrophe reinsurance protection for our own account to seek to further reduce the potential volatility of results.

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

   SPECIALTY REINSURANCE

         We also write other reinsurance relating to accident and health, property per risk, satellite and finite risk coverages. In selected cases, we also write customized financial reinsurance contracts when the expected returns are particularly attractive. In 2001, we had approximately $77 million of specialty reinsurance gross premium written.

         We believe that our underwriting and analytic strength positions us well to manage and grow this business. Our inception-to-date loss ratio in this class of business is 68%, which we believe is among the best levels of performance in our industry. Moreover, our specialty lines did not produce significant losses from the September 11th tragedy. We pursue specialty reinsurance on a disciplined and opportunistic basis; much of the business that we have seen since our 1993 inception was inadequately priced, and accordingly, we have written only $219 million of premium since that time and had not aggressively grown this business prior to the September 11th tragedy.

         In the aftermath of the September 11th tragedy, however, we believe the reinsurance market is hardening across many lines, presenting significant opportunities for Renaissance to move into new lines of specialty reinsurance. We currently plan to target short tail lines, often with a low frequency, high severity profile similar to catastrophe business, where we can rigorously analyze the risk profile of the deal to arrive at a reasonable assessment of expected returns and capital at risk. We plan to orient our efforts towards complex risks, where we believe our sophisticated modeling techniques will be a critical advantage. Specifically, we are targeting aviation, specialty property lines, and workers compensation and personal accident business exposed to catastrophe risks. We also seek to manage the correlations of this business with our property catastrophe reinsurance portfolio. Our profile in personal accident reinsurance has already grown significantly. As a result of these factors and what we currently anticipate to be an improving pricing environment, we expect strong growth in our specialty reinsurance operations in 2002.

   STRUCTURED PRODUCTS AND JOINT VENTURES

         We pursue a number of opportunities through our Structured Products Group, which has responsibility for managing our joint venture relationships and executing highly structured reinsurance transactions to assume or cede risk. Our Structured Products professionals have experience across a range of disciplines, including accounting, investment banking and law, as well as insurance and reinsurance.

         We believe that our underwriting and risk modeling expertise, track record and market leadership position will enable us to become a leading provider of outsourced underwriting of property catastrophe reinsurance. In 2001, we continued to increase our market penetration in catastrophe reinsurance through our joint venture relationships. The amount of total managed premiums we underwrote for our joint ventures grew to $99 million in 2001, an increase of 23% compared to 2000.

         These ventures provide us with additional presence in the market as well as fee income. They allow us to leverage our access to business and our underwriting capabilities on a larger capital base while still actively managing our equity base to maximize value to our shareholders. Currently, our principal joint ventures are Top Layer Re and DaVinci.

         Top Layer Re was established in 1999 to write high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm and 50% by Renaissance Reinsurance and has received claims-paying ratings of "AAA" (Extremely Strong) from Standard & Poor's and "A++" (Superior) from A.M. Best. State Farm also provides stop loss reinsurance coverage that gives Top Layer Re sufficient capital resources to write $4.0 billion of aggregate limit. For the year ended December 31, 2001, Top Layer Re had gross written premiums of $38.8 million.

         DaVinci was established in October 2001. We are the exclusive underwriting manager for DaVinci. DaVinci, which has approximately $500 million in capital, was formed with other equity investors and is included in our consolidated financial statements. We have contributed $100 million in equity capital to DaVinci and provided DaVinci with $100 million in bridge debt financing. We expect to replace this bridge debt with bank financing in the second quarter of 2001. DaVinci writes global reinsurance with a focus on property catastrophe reinsurance. DaVinci provides us with access to additional capital to extend our market penetration. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance's property catastrophe reinsurance portfolio.

         OP Cat was established by Overseas Partners Ltd. in 1999 as a wholly-owned subsidiary to write companion lines on reinsurance contracts to Renaissance Reinsurance. We served as the exclusive underwriting manager for OP Cat. On February 15, 2002 we announced that we have entered into agreements with Overseas Partners Ltd. to assume the catastrophe reinsurance premiums that we had previously written on behalf of OP Cat. During 2001, OP Cat wrote approximately $60 million of catastrophe reinsurance premiums.

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

         The following table shows the growth in our total managed catastrophe premiums written:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                              -----------------------
                                                2001           2000
                                              --------       --------
                                                          (IN MILLIONS)
   Written for RenaissanceRe..............    $ 342.9        $ 316.8
   Written for OP Cat.....................       60.1           55.3
   Written for Top Layer Re...............       38.8           24.9
                                              -------        -------
   Total..................................    $ 441.8        $ 397.0
                                              =======        =======

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

         In addition to managing joint venture relationships, our Structured Products Group works on a range of other highly structured transactions. For example, we have been an active participant in the market for catastrophe-linked securities, which are generally issued by insurers as an alternative to purchasing reinsurance coverage against certain risks in the insurer's underlying portfolio. With our proprietary REMS(C) system, we can more accurately model these risks and identify which bonds have favorable expected economic risk/return profiles. We have also created proprietary products through which we cede participations in the performance of our catastrophe reinsurance portfolio. While the basics of a proportionate participation in another company's portfolio (known as a "quota share") have been a long-standing feature of the reinsurance market, our proprietary products contain a number of customized features designed to better fit the needs of our partners, as well as our risk management goals.

PRIMARY INSURANCE

         We currently write primary insurance where natural catastrophe exposures represent a significant component of the overall exposure. We believe that our industry knowledge of the catastrophe business and our proprietary risk management software provide us with a competitive advantage in terms of appropriately underwriting and pricing such policies.

         Glencoe Insurance Ltd. We principally provide primary insurance through Glencoe, which was incorporated in January 1996 and is domiciled in Bermuda. Glencoe is an excess and surplus lines insurance company, which pursues opportunities in the catastrophe-exposed primary insurance business in the United States by writing policies that are primarily exposed to earthquake and wind perils. Glencoe is eligible to do business in the

United States on an excess and surplus lines basis in 30 states. We are in the process of establishing Glencoe's eligibility in additional states.

         Glencoe's core product is catastrophe exposed commercial insurance. Glencoe also provides coverage for specialty risks, such as aviation insurance. Following the September 11th tragedy, Glencoe has experienced a sharp increase in demand of its products, coupled with a more attractive pricing environment. As a result, we currently expect premiums written by Glencoe to grow substantially in 2002. In part to pursue the market opportunities we perceive, in 2001 we increased Glencoe's capital by $135 million, increased its professional staff and received an upgraded "A" rating from A.M. Best.

         Homeowners Insurance. Our focus in the homeowners insurance market continues to be on catastrophe-exposed business, where our catastrophe risk management skills can be leveraged. Our growth in this market has been constrained by prevailing pricing levels that we believe to be generally below that necessary to adequately compensate the capital put at risk. Accordingly, we wrote only $11 million of premium in 2001, and believe premium levels will remain modest in 2002. However, we continue to develop our infrastructure, in part since we believe that our homeowners insurance business helps us to better understand the needs of reinsurance clients. The homeowners unit has been instrumental in develop a primary insurance portfolio tool, which is being used by several reinsurance clients to optimize their portfolios.

     DeSoto, Stonington and Related Entities. In September 1997, we organized DeSoto as a wholly owned subsidiary in Florida to pursue the assumption of policies from the Florida JUA. We also participate in the Florida homeowners market through DeSoto Prime and Paget Managing Agents, Inc. ("Paget").

     We also hold, through our U.S. holding company, Renaissance U.S., Stonington Insurance Company, a Texas-domiciled insurance company formerly known as Nobel Insurance Company. In 1999, Stonington disposed of its principal business lines. Stonington continues to be a licensed insurer in all 50 states, although there can be no assurance such licenses can be retained. Our U.S. based insurance subsidiaries are currently writing, in a limited capacity, catastrophe-exposed primary insurance.

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

         We believe that REMS(C) is a more robust underwriting and risk management system than is currently available in the reinsurance industry. REMS(C) combines computer-generated statistical simulations that estimate catastrophic event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to us. REMS(C) employs simulation techniques to generate 100,000 years of catastrophic event activity, including events causing in excess of $300 billion in insured industry losses. From this 100,000 year simulation, we generate estimates of expected claims, expected profits and a probability distribution of potential outcomes for each program in our portfolio and for our total portfolio.

         All of our underwriters utilize REMS(C) in their pricing decisions, which we believe provides them with several competitive advantages. These include the ability:

    o to simulate 100,000 years of catastrophic event activity compared to a much smaller sample in generally available models, allowing us to analyze exposure to a greater number and combination of potential events;

    o to analyze the incremental impact of an individual reinsurance contract on our overall portfolio;

    o to better assess the underlying exposures associated with assumed retrocessional business;

    o to price contracts within a short time frame, and to identify contracts that are not performing consistently with modeled expectations;

    o to capture various classes of risk, including catastrophe and other insurance risks, counterparty credit risks and investment risks;

    o to assess risk across multiple entities (including our various joint ventures) and across different components of our capital structure; and

    o    to provide consistent and accurate pricing information.

         As part of our risk management process, we also utilize REMS(C) to assist us with the purchase of reinsurance coverage for our own account. During 2001 and 2000, we increased our purchases of reinsurance because we received a number of new opportunities to purchase reinsurance at economical rates of return. Ceded premiums written in our reinsurance operations during 2001 were $124.7 million, compared to $94.8 million in 2000. Additionally, in 2001 our primary operations had ceded premiums of $37.1 million, compared to $44.8 million in 2000. To the extent that appropriately priced coverage is available, we anticipate continued purchase of reinsurance to reduce the potential volatility of our results.

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

         We have developed underwriting guidelines, with respect to our noncatastrophe book of business, which are designed to limit the amount of exposure we will accept for any one risk. These guidelines include, but are not limited to, utilizing contract terms to cap our losses from any one exposure or any one contract, employing analytical tools to assess risks where practical and accessing the knowledge of experienced professionals in assisting with unique and complex terms and coverages.

GEOGRAPHIC BREAKDOWN

         Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The following table sets forth the percentage of our gross insurance and reinsurance premiums written allocated to the territory of coverage exposure.

                                                                     YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                      2001                    2000                     1999
                                             -----------------------  ----------------------  ----------------------
                                                         PERCENTAGE              PERCENTAGE               PERCENTAGE
                                                GROSS     OF GROSS      GROSS     OF GROSS       GROSS     OF GROSS
                                               WRITTEN     WRITTEN     WRITTEN     WRITTEN      WRITTEN     WRITTEN
                                              PREMIUMS    PREMIUMS    PREMIUMS    PREMIUMS     PREMIUMS    PREMIUMS
                                              --------    --------    --------    --------     --------    --------
                                                                      (DOLLARS IN MILLIONS)
United States and Caribbean..............     $ 180.3         35.9%    $ 145.8       33.7%      $ 173.6       49.4%
Worldwide................................        93.5         18.7        98.9       22.8          46.7       13.3
Worldwide (excluding U.S.)(1)............        45.1          9.0        60.4       14.0          27.3        7.8
Europe...................................        20.4          4.1        22.1        5.1          26.4        7.5
Other....................................        22.4          4.5         9.6        2.2           2.4        0.7
Australia and New Zealand................        12.2          2.4         8.3        1.9           3.2        0.9
Specialty reinsurance(2).................        77.5         15.5        37.7        8.7           2.7        0.8
                                              -------       -----      -------      -----       -------      -----
Total reinsurance........................       451.4         90.1       382.8       88.4         282.3       80.4
United States--primary...................        49.9          9.9        50.2       11.6          69.0       19.6
                                              -------       -----      -------      -----       -------      -----
Total gross written premiums.............     $ 501.3       100.0%     $ 433.0      100.0%      $ 351.3      100.0%
                                              =======       =====      =======      =====       =======      =====

----------
(1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2) The category "Specialty reinsurance" includes coverages related to noncatastrophe reinsurance risks assumed by us. These coverages primarily include exposure to claims from accident and health, property per risk, satellite, and finite risks assumed by us.

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

         Claim reserves and losses recoverable represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation. During the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability or recovery on a claim either upward or downward. Even after such adjustments, ultimate liability or recovery may exceed or be less than the revised estimates. As our mix of business is anticipated to change, we would expect that our reserve process and practices would correspondingly change to a degree in the future.

         We incurred claims of $149.9 million, $108.6 million, and $77.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Our claim reserves were $572.9 million, $403.6 million and $478.6 million at December 31, 2001, 2000 and 1999, respectively.

INVESTMENTS

         At December 31, 2001, we held cash and investments totaling $2,194.4 million, compared to $1,074.9 million in 2000, with net unrealized appreciation of $16.3 million, compared to $6.8 million in 2000. Our strategy is to maximize our underwriting profitability and fully deploy our capital through our underwriting activities. Consequently, we have established an investment policy, which we consider to be conservative.

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

         Primarily because of the potential for large claims payments, our investment portfolio is structured to provide a high level of liquidity. The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising our portfolio of invested assets:

                                                                                          AT DECEMBER 31,
                                                                                 --------------------------------
                                                                                   2001        2000        1999
                                                                                 --------    --------    --------
                                                                                           (IN MILLIONS)
    Investments available for sale, at fair value.........................       $1,282.5    $  928.1    $  907.7
    Other investments, at fair value......................................           38.3        22.4         7.2
    Cash and cash equivalents and short term investments..................          873.6       124.4       144.9
                                                                                 --------    --------    --------
    Total invested assets.................................................       $2,194.4    $1,074.9    $1,059.8
                                                                                 ========    ========    ========

         The growth in our portfolio of invested assets for the year ended December 31, 2001 resulted primarily from net cash provided by operating activities of $326.5 million, $232 million raised from the issuance of 2.5 million common shares, $145 million raised from the issuance of 6 million Series A preference shares, $149 million raised from the issuance of 7% senior notes and $275 million of third party investment in our most recent joint venture, DaVinci. At year end we had an unusually large allocation to cash, which resulted from our decision to delay investing the proceeds of these capital transactions until we perceived more favorable market conditions; in the short term we expect this large cash allocation to depress our investment returns. Over time, we expect our cash position to return to historical levels.

         Our current investment guidelines call for our invested asset portfolio including cash and cash equivalents to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At December 31, 2001, our invested asset portfolio had a dollar weighted average rating of AA, an average duration of 1.9 years and an average yield to maturity of 3.8% before investment expenses.

         Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Issued letters of credit are secured by a lien on a portion of our investment portfolio. At December 31, 2001, we had outstanding letters of credit aggregating $125.8 million. Also, in connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral in the form of a letter of credit. This letter of credit is also secured by a like portion of our investments.

         Catastrophe Linked Instruments. We have assumed risk through catastrophe and derivative instruments under which losses could be triggered by the occurrence of losses above an industry loss index or the occurrence of various geological or physical variables. To date we have not experienced any losses from such securities or derivatives. We cannot provide any assurances that this positive performance will continue.

         Market Sensitive Instruments. Our investment portfolio includes investments which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of approximately 1.9%, which equates to a decrease in market value of approximately $41.0 million on a portfolio valued at $2,156.1 million at December 31, 2001. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

         The following table summarizes the fair value of our investments and cash and cash equivalents at the dates indicated.

                                                                                           AT DECEMBER 31,
                                                                               ----------------------------------------
      TYPE OF INVESTMENT                                                         2001            2000            1999
                                                                               --------        --------        --------
                                                                                             (IN MILLIONS)
     Fixed maturities available for sale:
       U.S. Government and agency debt securities..........................    $  275.9        $  267.9        $  295.7
       U.S. corporate debt securities......................................       277.2           430.7           356.6
       Non-U.S. government debt securities.................................       165.4           110.2            54.4
       Non-U.S. corporate debt securities..................................        65.5            16.6            54.0
       U.S. mortgage-backed securities.....................................       203.7           102.7           147.0
       U.S. asset-backed securities........................................       294.8           205.4              --
                                                                               --------        --------        --------
         Subtotal..........................................................     1,282.5           928.1           907.7
     Other investments.....................................................        38.3            22.4             7.2
     Short-term investments................................................         7.4            13.8            12.8
     Cash and cash equivalents.............................................       866.2           110.6           132.1
                                                                               --------        --------        --------
          Total............................................................    $2,194.4        $1,074.9        $1,059.8
                                                                               ========        ========        ========

         The following table summarizes the fair value by contractual maturities of our fixed maturity investment portfolio at the dates indicated.

                                                          AT DECEMBER 31,
                                               -----------------------------------
                                                 2001         2000          1999
                                               --------     --------      --------
                                                          (IN MILLIONS)
     Due in less than one year................ $   10.8     $   29.0      $    2.8
     Due after one through five years.........    494.3        519.8         456.4
     Due after five through ten years.........    185.5        201.4         226.1
     Due after ten years......................     93.4         75.2          75.4
     U.S. asset-backed securities.............    294.8        102.7         147.0
     U.S. mortgage-backed securities..........    203.7           --            --
                                               --------     --------      --------
     Total.................................... $1,282.5     $  928.1      $  907.7
                                               ========     ========      ========

         Maturity and Duration of Fixed Maturity Portfolio. Currently, we maintain a target duration of approximately 2.75 to 3.0 years on a weighted average basis, reflecting our belief that it is important to maintain a liquid, shorter-duration portfolio to better assure our ability to pay claims on a timely basis. From time to time, we expect to reevaluate the target duration in light of estimates of the duration of our liabilities and market conditions, including the levels of then prevailing interest rates.

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

                                                   AT DECEMBER 31,
                                          ---------------------------------
     RATING                                 2001         2000         1999
                                          -------      -------      -------
     AAA................................     69.9%        69.1%        72.9%
     AA.................................      7.6          9.4          5.0
     A..................................      6.3          5.5          5.9
     BBB................................      7.3          5.1          4.8
     BB.................................      2.7          2.9          3.7
     B..................................      4.4          5.5          5.3
     CCC................................      0.6          0.3          --
     CC.................................      0.2          0.1          --
     D..................................      0.1          --           --
     NR.................................      0.9          2.1          2.4
                                          -------      -------      -------
                                            100.0%       100.0%       100.0%
                                          =======      =======      =======

         Alternative Assets. Subsequent to December 31, 2001, we determined to modestly expand our allocation to alternative assets. To assist us in this regard, we have engaged Cambridge Associates LLC to advise us in structuring our investments in hedge funds and private equity funds. To the extent we complete these investments, we would expect our investment results to differ in the future, although we do not anticipate that this expanded allocation to alternative assets will materially impact our financial results.

COMPETITION

         With total managed catastrophe premiums written of $441.8 million for the year ended December 31, 2001, we are one of the largest providers of property catastrophe reinsurance in the world. We have an estimated market share of approximately 10% of the property catastrophe reinsurance business, based on managed gross premiums written.

         Our principal competition in the industry comes from major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based property catastrophe reinsurers. Though all of these companies offer property catastrophe reinsurance, in many cases it accounts for a small percentage of their total portfolio. Further, the reinsurance industry is undergoing a marked trend toward greater consolidation.

         In our primary business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than us. Primary insurers compete on the basis of factors including selling effort, product, price, service, financial strength and reputation.

         Following the September 11th tragedy, a number of new companies were formed to compete in the reinsurance markets. A number of these new companies were formed in Bermuda. In addition, a number of existing market participants raised new capital, thereby strengthening their ability to compete. At this time, the effect of these new entrants and of the additional capital placed into the market is not precisely known.

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

         Our reinsurance brokers perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. Subsidiaries and affiliates of the Benfield Group PLC, Marsh Inc., Willis Faber and AON Re Group accounted for approximately 28.0%, 23.0%, 14.0%, and 11.9%, respectively, of our gross premiums written in 2001.

         During 2001, Renaissance Reinsurance issued authorization for coverage on programs submitted by 30 brokers worldwide. We received approximately 1,812 program submissions during 2001. Of these submissions, we issued authorizations for coverage in 2001 for only 403 programs, or 22.2% of the program submissions received.

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

EMPLOYEES

         At December 31, 2001, we and our subsidiaries employed 113 people. We believe that our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries.

         A majority of our employees receive some form of equity-based incentive compensation as part of their overall package. At March 28, 2002 our directors and executive officers beneficially owned 7.3% of our outstanding common shares.

         Many Bermuda-based employees of RenaissanceRe, Renaissance Reinsurance and Glencoe, including all of our senior executives, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next few years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

REGULATION

         Bermuda. The Insurance Act 1978, as amended, and Related Regulations (the "Insurance Act"), which regulates the business of Renaissance Reinsurance, DaVinci and Glencoe, provides that no person may carry on an insurance business (including the business of reinsurance) in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Minister of Finance (the "Minister"). Renaissance Reinsurance and DaVinci are registered as Class 4 insurers, and Glencoe is registered as a Class 3 insurer under the Insurance Act. The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the Minister may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the Minister. Renaissance Managers is registered as an insurance manager under the Insurance Act.

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

         An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of each of Renaissance Reinsurance, DaVinci and Glencoe is at our offices at Renaissance House, 8-12 East Broadway, Pembroke HM 19 Bermuda and Mr. John D. Nichols, our Senior Vice President, is the principal representative of Renaissance Reinsurance and Glencoe. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless thirty days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within thirty days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that a reportable event has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

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

         United States and Other. Neither Renaissance Reinsurance nor DaVinci is admitted to transact the business of insurance in any jurisdiction except Bermuda. However, the insurance laws of each state of the United States and of many other countries permit and regulate the sale of insurance and reinsurance to insureds and ceding insurers located within their jurisdictions by non-admitted alien insurers, such as Renaissance Reinsurance or DaVinci, from locations outside the state or country. With some exceptions, such sale of insurance or reinsurance from within a jurisdiction where the insurer is not admitted to do business is prohibited. Neither Renaissance Reinsurance nor DaVinci intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that each company be so admitted.

         Glencoe is eligible to write excess and surplus lines primary insurance in 30 states and is subject to the regulation and reporting requirements of these states. We are currently seeking to obtain this eligibility for Glencoe in additional states. In accordance with certain requirements of the National Association of Insurance Commissioners, Glencoe has established, and is required to maintain, a trust funded with a minimum of $15.0 million as a condition of its status as an eligible, non-admitted insurer in the U.S. DeSoto is a licensed property/casualty insurer in Florida and Stonington is licensed and subject to regulation as a property/casualty insurer in all 50 U.S. states and the District of Columbia.

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

         Our U.S. insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies such as Glencoe which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. We do not expect the amount of any such guaranty fund assessments to be paid by us, if any, in 2002 to be material.

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

         Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Florida, DeSoto's state of domicile, requires that dividends be paid only out of earned surplus and limits the annual amount payable without the prior approval of the Florida Insurance Department to the greater of 10% of policyholders' surplus adjusted for unrealized gains or 100% of prior year statutory net income. Texas, Stonington's state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates.

         In addition, as a result of our ownership of DeSoto and Stonington, under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

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

         In order for primary U.S. insurers to obtain financial statement credit for the reinsurance obligations of non-U.S. reinsurers, those reinsurers must satisfy specific reinsurance credit requirements. Non-U.S. reinsurers, such as Renaissance Reinsurance and DaVinci, that are not licensed in a state generally may become accredited by filing certain financial information with the relevant state commissioner and maintaining a U.S. trust fund for the payment of valid reinsurance claims in an amount equal to the reinsurer's reinsurance liabilities covered by the trust plus an additional $20 million. In addition, unlicensed and unaccredited reinsurers may secure the U.S. primary insurer with funds equal to its reinsurance obligations in the form of cash, securities, letters of credit or reinsurance trusts. Renaissance Reinsurance and DaVinci generally post letters of credit or provide other forms of security after a claim is reported to comply with U.S. reinsurance credit requirements.

         The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 ("GLBA"), which implements fundamental changes in the regulation of the financial services industry in the United States, was enacted on November 12, 1999. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities that are "financial" in nature or "incidental" or "complementary" to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

         Until the passage of the GLBA, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may affect our U.S. subsidiaries' product lines by substantially increasing the number, size and financial strength of potential competitors.

         The tightening in supply of certain coverages arising out of the September 11th tragedy may result in government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide. Federal and state legislators have considered possible government initiatives affecting coverage for acts of terrorism. While we cannot predict the exact nature, timing, or scope of such proposals, if adopted they could adversely affect our business by:

              o providing government supported insurance and reinsurance capacity in markets and to consumers that we target;

              o requiring our participation in pools and guaranty associations;

              o regulating the terms of insurance and reinsurance policies; or

              o disproportionately benefiting the companies of one country over those of another.

         In addition, the expansion of our primary insurance operations, together with the potential of further expansion into additional insurance markets, could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that we, Renaissance Reinsurance or Glencoe will become subject to U.S. regulation.

SEGMENT INFORMATION

         Certain information regarding our segments of operations are contained in Note 14 to our Consolidated Financial Statements provided in Item 14(a) of this Form 10-K.

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

RISK FACTORS

         Factors that could cause our actual results to differ materially from those in the forward looking statements contained in this Form 10-K and other documents we file with the Securities and Exchange Commission include the following:

         Because of our exposure to catastrophic events, our financial results may vary significantly from one period to the next.

         Our principal product is property catastrophe reinsurance. We also sell primary insurance that is exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters. Our property catastrophe reinsurance contracts cover unpredictable events such as earthquakes, hurricanes, winter storms, freezes, floods, fires, tornados and other man-made or natural disasters. As a result, our operating results have historically been, and we expect will continue to be, largely affected by relatively few events of high magnitude. Under the reinsurance policies that we write, we generally do not experience significant claims until insured industry losses reach or exceed at least several hundred million dollars.

         Claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and adversely affect our financial condition or results of operations. Our ability to write new business could also be impacted. We believe that increases in the value and geographic concentration of insured property and the effects of inflation will increase the severity of claims from catastrophic events in the future.

         If actual claims exceed our claim reserves, our financial results could be adversely affected.

         Claim reserves are estimates made using actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of claims incurred. We utilize actuarial and computer models as well as historical reinsurance and insurance industry loss statistics to assist in the establishment of appropriate claim reserves. Nevertheless, actual claims and claim expenses paid might exceed the reserve estimates reflected in our financial statements. If this were to occur, we would be required to increase claim reserves. This would reduce our net income by a corresponding amount in the period in which the deficiency is identified.

         Terrorist attacks and national security threats could result in the payment of material reinsurance or insurance claims and may have an enduring negative impact on our business.

         We believe that the September 11th tragedy represents the largest loss event in the insurance industry's history. We cannot assess the long-term effects of terrorist attacks and continuing threats to national security on our businesses at this time. The September 11th tragedy, threats of further terrorist attacks and the military initiatives and political unrest in Afghanistan and the surrounding region have significantly adversely affected general economic, market and political conditions, increasing many of the risks in our businesses. This may have an enduring or increasingly adverse effect on our businesses, financial condition and results of operations. Over time the rating agencies could reexamine the ratings affecting our industry generally, including us.

         Reinsurance prices may decline, which could affect our profitability.

         Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, general economic conditions and underwriting results of primary property insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and levels of surplus capacity. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry. Our recent, and anticipated, growth relates in part to improved industry pricing. Premium rates or other terms and conditions of trade may vary in the future. If any of these factors were to cause the demand for reinsurance to fall or the supply to rise, our profitability could be adversely affected.

         We operate in a highly competitive environment.

         The property catastrophe reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based property catastrophe reinsurers. Following the September 11th tragedy, a number of new companies were formed to compete in the reinsurance markets. A number of these new companies were formed in Bermuda. In addition, a number of existing market participants raised new capital, thereby strengthening their ability to compete. At this time, the effect of these new entrants and of the additional capital placed into the market is not precisely known.

         We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda Market, including Ace Ltd., Partner Re and XL Capital Ltd. We also compete with certain Lloyd's syndicates active in the London Market. We also compete with a number of other industry participants, such as Berkshire Hathaway, Munich Re and Swiss Re. As our business evolves over time we expect our competitors to change as well.

         Many of our competitors have greater financial, marketing and management resources than we do. In addition, we may not be aware of other companies that may be planning to enter the property catastrophe reinsurance market or of existing companies which may be planning to raise additional capital. We also have recently seen the creation of alternative products from capital market participants that are intended to compete with reinsurance products and which could impact the demand for traditional catastrophe reinsurance. We cannot predict what effect any of these developments may have on our businesses.

         Competition in the types of reinsurance that we underwrite is based on many factors, including premium rates and other terms and conditions offered, services provided, speed of claims payment, ratings assigned by independent rating agencies, the perceived financial strength and the experience of the reinsurer in the line of reinsurance to be written. Ultimately, increasing competition could affect our ability to attract business on terms having the potential to yield an attractive return on equity.

         The primary insurance business is also highly competitive. Primary insurers compete on the basis of factors including selling effort, product, price, service and financial strength. We seek primary insurance pricing that will result in adequate returns on the capital allocated to our primary insurance business. We may lose primary insurance business to competitors offering competitive insurance products at lower prices.

         A decline in the ratings assigned to our claims-paying ability may impact our potential to write new business.

         Third party rating agencies assess and rate the claims-paying ability of reinsurers and insurers, such as Renaissance Reinsurance, Glencoe, Top Layer Reinsurance Ltd. and DaVinci Reinsurance Ltd. These ratings are based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors. Ratings by rating agencies are not ratings of securities or recommendations to buy, hold, or sell any security.

         Renaissance Reinsurance is rated "A+" by A.M. Best, "A+" by Standard & Poor's and "A1" by Moody's Investors Services. Top Layer Re is rated "AAA" by Standard & Poor's and "A++" by A.M. Best. Glencoe is rated "A" by A.M. Best. DaVinci is rated "A" by each of A.M. Best and Standard & Poor's. These rating agencies may downgrade or withdraw their claims-paying ability ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. The ability of Renaissance Reinsurance, Top Layer Re, Glencoe, DaVinci and our other rated insurance subsidiaries to compete with other reinsurers and insurers, and our results of operations, could be materially adversely affected by any such ratings downgrade.

         Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.

         Changes in the marketplace, including the tightening in supply of certain coverages arising out of the September 11th tragedy, may result in government intervention in the insurance and reinsurance markets, both in the United States and worldwide. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny by the United States and individual state governments. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

         o providing insurance and reinsurance capacity in markets and to consumers that we target;

         o requiring our participation in industry pools and guaranty associations;

         o         regulating the terms of insurance and reinsurance policies;
                   or

         o disproportionately benefiting the companies of one country over those of another.

         The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsurers which could adversely affect our business. The Gramm-Leach-Bliley Act of 1999 permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." The ability of banks to affiliate with insurers may affect our U.S. subsidiaries' product lines by substantially increasing the number, size and financial strength of potential competitors.

         We may be adversely affected by interest rate changes.

         Our operating results depend in part on the performance of our investment portfolio. Our investment portfolio contains interest sensitive instruments, such as bonds and mortgage-backed securities, which may be adversely affected by changes in interest rates.

         Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.

         U.S. taxing authorities could contend that our Bermuda subsidiaries are subject to U.S. corporate income tax.

         If the United States Internal Revenue Service were to contend successfully that Renaissance Reinsurance, DaVinci or Glencoe, is engaged in a trade or business in the United States, Renaissance Reinsurance, DaVinci or Glencoe would, to the extent not exempted from tax by the United States-Bermuda income tax treaty, be subject to U.S. corporate income tax on that portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. Such tax could materially adversely affect our results of operations.

         In addition, benefits of the United States-Bermuda income tax treaty which may limit any such tax to income attributable to a permanent establishment maintained by Renaissance Reinsurance, DaVinci or Glencoe in the United States are only available to Renaissance Reinsurance, DaVinci and Glencoe if more than 50% of their shares are beneficially owned, directly or indirectly, by individuals who are Bermuda residents or U.S. citizens or residents. Renaissance Reinsurance, DaVinci or Glencoe may not be able to continually satisfy such beneficial ownership test or be able to establish its satisfaction to the IRS. Finally, it should be noted that it is unclear whether the income tax treaty (assuming satisfaction of the beneficial ownership test) applies to income other than premium income, such as investment income.

         Because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us.

         We market our reinsurance products worldwide exclusively through reinsurance brokers. Four (in prior years five) brokerage firms accounted for 79.9%, 78.3%, and 78.8% of our net premiums written for the years ended December 31, 2001, 2000, and 1999, respectively. Subsidiaries and affiliates of the Benfield Group PLC, Marsh Inc., Willis Faber and AON Re Group accounted for approximately 28.0%, 23.0%, 14.0%, and 11.9%, respectively, of our premiums written in 2001. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

         Our reliance on reinsurance brokers exposes us to their credit risk.

         In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). In some jurisdictions, if a broker failed to make such a payment, we might remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a degree of credit risk associated with brokers around the world.

         The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

         We have incurred indebtedness, and may incur additional indebtedness in the future. At March 29, 2002, we had $33.5 million of bank loans outstanding. In addition, we also had $84.6 million of outstanding junior subordinated debentures relating to an issuance of trust preferred securities by our subsidiary RenaissanceRe Capital Trust I. Our insurance and reinsurance subsidiaries also maintain uncommitted letter of credit facilities.

         The agreements covering our indebtedness, and particularly our bank loans, contain numerous covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These agreements also require us to maintain specified financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility could declare a default and demand immediate repayment of all amounts owed to them.

         In addition, if we are in default under our indebtedness or if we have given notice of our intention to defer our related payment obligations, the terms of our indebtedness would restrict our ability to:

         o declare or pay any dividends on our capital shares,

         o redeem, purchase or acquire any capital shares, or

         o make a liquidation payment with respect to our capital shares.

         Because we are a holding company, we are dependent on dividends and payments from our subsidiaries.

         As a holding company with no direct operations, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt and to pay dividends to our shareholders. If our subsidiaries are restricted from paying dividends to us, we may be unable to pay dividends or to repay our indebtedness.

         Bermuda law and regulations require our subsidiaries which are registered in Bermuda as insurers to maintain a minimum solvency margin and minimum liquidity ratio, and prohibit dividends that would result in a breach of these requirements. Further, Renaissance Reinsurance and DaVinci, as Class 4 insurers in Bermuda, may not pay dividends which would exceed 25% of their respective capital and surplus, unless they first make filings confirming that they meet the required margins.

         Generally, our U.S. insurance subsidiaries may only pay dividends out of earned surplus. Further, the amount payable without the prior approval of the applicable state insurance department is generally limited to the greater of 10% of policyholders' surplus or statutory capital, or 100% of the subsidiary's prior year statutory net income.

         We may be adversely affected if we do not manage our growth effectively.

         Our business has expanded rapidly in the past several years[, and we project that we will grow rapidly in 2002]. Expansion places increased stress on our financial, managerial and human resources. Further our growth in new or expanded lines, such as specialty reinsurance and primary insurance, could detract from our core property catastrophe reinsurance business and may divert management attention away from our core operations. Our future profitability will depend in part upon our ability to further develop our resources and effectively manage this expansion. We may need to attract additional professionals to, or expand our facilities in, Bermuda, a small jurisdiction with limited resources. To the extent we are unable to so attract additional professionals, our financial, managerial and human resources will be further strained.

         Historically, our principal product has been property catastrophe reinsurance. The anticipated growth of our specialty reinsurance and primary insurance businesses will present us with new, or expanded, challenges and risks. We may not manage these challenges and risks successfully. Even if we operate these new or expanded businesses successfully, our loss results in these businesses may differ from our historical results in property catastrophe reinsurance, which is generally characterized by loss events of high severity but low frequency. As a result our financial results may be affected, perhaps adversely.

         The loss of one or more key executive officers could adversely affect us.

         Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our executive officers. If we were to lose the services of members of our senior management team, our business could be adversely affected.

         Our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. We do not currently maintain key man life insurance policies with respect to any of our employees.

         If we are unable to obtain extensions of work permits for our employees, our business will be adversely affected.

         Under Bermuda law, non-Bermudians may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate government authority. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards for the advertised position. Substantially all of our officers are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected as a result.

         Regulatory challenges in the United States or elsewhere could result in restrictions on our ability to operate.

         Neither Renaissance Reinsurance nor DaVinci is licensed or admitted to do business in any jurisdiction except Bermuda. Renaissance Reinsurance and DaVinci conduct business from their principal offices in Bermuda and do not maintain an office in the United States. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions, including the United States and various states in the United States. If Renaissance Reinsurance or DaVinci become subject to the insurance laws of any state in the United States, we could face inquiries or challenges to the future operations of these companies.

         Glencoe is an eligible, non-admitted excess and surplus lines insurer in 30 states of the United States and is subject to certain regulatory and reporting requirements of these states. We are in the process of applying for licenses in additional states. Any failure by Glencoe to obtain these licenses could impede its anticipated growth.

         Our growth plans could cause one or more of our subsidiaries to become subject to additional regulation in more numerous jurisdictions. If Renaissance Reinsurance, DaVinci or Glencoe or any of our subsidiaries were to become subject to the laws of a new jurisdiction where that subsidiary is not presently admitted, they may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

         We also own four subsidiaries which write insurance in the United States. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as rate setting; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation.

         Renaissance Reinsurance and DaVinci are not licensed or admitted in the United States.

         Renaissance Reinsurance and DaVinci are registered Bermuda insurance companies and are not licensed or admitted as insurers in any jurisdiction in the United States. Because jurisdictions in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, Renaissance Reinsurance's and DaVinci's contracts generally require that they post a letter of credit or provide other security after a reinsured reports a claim. In order to post these letters of credit, issuing banks generally require collateral. The non-admitted status of Renaissance Reinsurance and DaVinci could put us at a competitive disadvantage in the future with respect to other reinsurers that are licensed and admitted in U.S. jurisdictions.

         Retrocessional reinsurance may become unavailable on acceptable terms.

         In order to limit the effect of large and multiple losses upon our financial condition, we buy reinsurance for our own account. This type of insurance is known as "retrocessional reinsurance." Our primary insurance companies also buy reinsurance from third parties. A reinsurer's insolvency or inability to make payments under the terms of its reinsurance treaty with us could have a material adverse effect on us.

         From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance, which they consider adequate for their business needs. Following the September 11th tragedy, terms and conditions in the retrocessional market generally became less attractive. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms as favorable to us as in prior years.

         We may be adversely affected by foreign currency fluctuations.

         Our functional currency is the U.S. dollar. A portion of our premium is written in currencies other than the U.S. dollar and a portion of our loss reserves are also in non-dollar currencies. Moreover, we maintain a portion of our cash equivalent investments in currencies other than the U.S. dollar. We may, from time to time, experience losses resulting from fluctuations in the values of these foreign currencies, which could adversely affect our operating results.

         Some aspects of our corporate structure may discourage third party takeovers and other transactions and may make it more difficult to remove members of our senior management team.

         Some provisions of our Memorandum of Association and of our Amended and Restated Bye-Laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. The primary purpose of this restriction is to reduce the likelihood that we will be deemed a "controlled foreign corporation" within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, this limit may also have the effect of deterring purchases of large blocks of common shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests.

         In addition, our Bye-Laws provide for:

         o a classified Board, whose size is fixed and whose members may be removed by the shareholders only for cause upon a 66 2/3% vote;

         o restrictions on the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote and requisition special general meetings;

         o a large number of authorized but unissued shares which may be issued by the Board without further shareholder action; and

         o a 66 2/3% shareholder vote to amend, repeal or adopt any provision inconsistent with several provisions of the Bye-Laws.

         These Bye-Law provisions make it more difficult to acquire control of us by means of a tender offer, open market purchase, a proxy fight or otherwise. These provisions are designed to encourage persons seeking to acquire control of us to negotiate with our directors, which we believe would generally best serve the interests of our shareholders. However, these provisions could have the effect of discouraging a prospective acquirer from making a tender offer or otherwise attempting to obtain control of us. To the extent these provisions discourage takeover attempts, they could deprive shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of the shares.

         In addition, the removal of members of our senior management team typically requires the approval of the Board. Accordingly, to the extent these Bye-Law provisions make it more difficult to replace directors, these provisions also make it more difficult to remove members of our senior management teams without the support of the current Board. This could result in management becoming entrenched despite a lack of support from the shareholders.

         We indirectly own DeSoto, DeSoto Prime, and Stonington. Our ownership of U.S. insurance companies such as these can, under applicable state insurance company laws and regulations, delay or impede a change of control of RenaissanceRe. Under applicable Florida and Texas insurance regulations, any proposed purchase of 10% or more of our voting securities would require the prior approval of the Florida and Texas insurance regulatory authorities.

         Investors may have difficulties in serving process or enforcing judgments against us in the United States.

         We are a Bermuda company. In addition, certain of our officers and directors reside in countries outside the United States. All or a substantial portion of our assets and the assets of these officers and directors are or may be located outside the United States. Investors may have difficulty effecting service of process within the United States on our directors and officers who reside outside the United States or to recover against us or these directors and officers on judgments of United States courts based on civil liabilities provisions of the United States federal securities laws whether or not we appoint an agent in the United States to receive service of process.

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

Catastrophe excess      A form of excess of loss reinsurance that, subject to a
of loss reinsurance     specified limit, indemnifies the ceding company for the
                        amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a "catastrophe cover."

Cede; cedent;           When a party reinsures its liability with another, it
ceding company          "cedes" business and is referred to as the "cedent" or
                        "ceding company."

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

Excess and surplus      Any type of coverage that cannot be placed with an
lines reinsurance       insurer admitted to do business in a certain
                        jurisdiction. Risks placed in excess and surplus lines markets are often substandard as respects adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

Excess of loss          A generic term describing reinsurance that indemnifies
reinsurance             the reinsured against all or a specified portion of
                        losses on underlying insurance policies in excess of a specified amount, which is called a "level" or "retention." Also known as non-proportional reinsurance.
                        Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedent is referred to as a "program" and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer's insolvency.

Funded cover            A form of insurance where the insured pays premiums to a
                        reinsurer to serve essentially as a deposit in order to offset future losses. On a funded cover, there is generally limited or no transfer of risk for catastrophe losses from the insured to the reinsurer.

Generally accepted      Accounting principles as set forth in opinions of the
accounting principles   Accounting Principles Board of the American Institute of
                        Certified Public Accountants and/or statements of the Financial Accounting Standards

                        Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Incurred but not        Reserves for estimated losses that have been incurred by
reported ("IBNR")       insureds and reinsureds but not yet reported to the
                        insurer or reinsurer including unknown future developments on losses which are known to the insurer or reinsurer.

Layer The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Net premiums written    Gross premiums written for a given period less premiums
                        ceded to reinsurers and retrocessionaires during such period.

Proportional            A generic term describing all forms of reinsurance in
reinsurance             which the reinsurer shares a proportional part of the
                        original premiums and losses of the reinsured. (Also known as pro rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor.

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

Retrocessional          A transaction whereby a reinsurer cedes to another
reinsurance;            reinsurer, the retrocessionaire, all or part of the
retrocessionaire        reinsurance that the first reinsurer has assumed.
                        Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

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

Statutory accounting    Recording transactions and preparing financial
principles ("SAP")      statements in accordance with the rules and procedures
                        prescribed or permitted by Bermuda and/or the United
                        States state insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

Total Managed Cat       The total catastrophe reinsurance premiums written on a
Premium                 gross basis by our managed catastrophe joint ventures as
                        well as by our wholly owned subsidiaries.

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

ITEM 2.  PROPERTIES

         We lease office space in Bermuda, where our executive offices are located. In addition, Stonington leases office space in Dallas, Texas, and our other U.S. based subsidiaries lease space in Richmond, Virginia and in Tampa Bay and Tallahassee, Florida. We believe our facilities are adequate for our current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are, from time to time, a party to litigation and arbitration that arises in the normal course of its business operations. While any proceeding contains an element of uncertainty, we believe that we are not presently a party to any such litigation or arbitration that is likely to have a material adverse effect on our business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of RenaissanceRe's shareholders during the fourth quarter of 2001.

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

                                                               PRICE RANGE OF
                                                               COMMON SHARES
                                                           -------------------
PERIOD                                                       HIGH         LOW
------                                                       ----         ---
1999
First Quarter...........................................   $ 37.00     $ 31.50
Second Quarter..........................................     38.13       30.00
Third Quarter...........................................     37.44       34.31
Fourth Quarter..........................................     43.19       33.19

2000
First Quarter...........................................   $ 41.13     $ 35.88
Second Quarter..........................................     44.13       36.13
Third Quarter...........................................     64.88       42.50
Fourth Quarter..........................................     81.50       58.13

2001
First Quarter...........................................    $83.85      $63.55
Second Quarter..........................................     75.70       62.50
Third Quarter...........................................     88.91       68.60
Fourth Quarter..........................................    103.70       91.40

2002
First Quarter (through March 28, 2002)..................   $109.05     $ 86.70

         On March 28, 2002 the last reported sale price for our common shares was $103.00 per share. At March 28, 2002 there were approximately 110 holders of record of our common shares and approximately 12,000 beneficial holders.

DIVIDEND POLICY

         Historically, we have paid quarterly dividends on our common shares every quarter, and have increased our dividend during each of the seven years since our initial public offering. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.40 per share on May 4, 2001, July 31, 2001 and November 8, 2001. Most recently, our Board declared a dividend of $0.425 per share payable on March 5, 2002 to shareholders of record at February 19, 2002. We expect to continue the payment of dividends in the future, but we cannot assure that they will continue. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

         As a holding company with no direct operations, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to pay dividends to our shareholders. Our Bermuda insurance subsidiaries are required by applicable law and regulations to maintain a minimum solvency margin and minimum liquidity ratio, and are prohibited from paying dividends that would result in a breach of these requirements. Further, Renaissance Reinsurance and DaVinci, as Class 4 insurers in Bermuda, may not pay dividends which would exceed 25% of their respective capital and surplus, unless they first make filings confirming that they meet the required margins.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth our selected financial data and other financial information at and for each of the years in the five year period ended December 31, 2001. The historical financial information was prepared in accordance with U.S. generally accepted accounting principles. The statement of income data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the balance sheet data at December 31, 2001, 2000, 1999, 1998 and 1997 were derived from our audited consolidated financial statements, which have been audited by Ernst & Young, our independent auditors. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

                                                                     YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                 ----------    ----------    ----------    ----------    ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
STATEMENT OF INCOME DATA:
Gross premiums written.......................    $  501,321    $  433,002    $  351,305    $  270,460    $  228,287
Net premiums written.........................       339,547       293,303       213,513       195,019       195,752
Net premiums earned..........................       333,065       267,681       221,117       204,947       211,490
Net investment income........................        75,156        77,868        60,334        52,834        49,573
Net realized gains (losses) on sales of
investments..................................        18,096        (7,151)      (15,720)       (6,890)       (2,895)
Claims and claim expenses incurred...........       149,917       108,604        77,141       112,752        50,015
Acquisition costs............................        45,359        38,530        25,500        26,506        25,227
Operational expenses.........................        38,603        37,954        36,768        34,525        25,131
Pre-tax income...............................       180,046       131,876       102,716        54,102       139,249
Net income available to common shareholders..       164,366       127,228       104,241        74,577       139,249
Earnings per common share--diluted(3)........          7.90          6.50          5.05          3.33          6.06
Dividends per common share...................          1.60          1.50          1.40          1.20          1.00
Weighted average common shares
  outstanding................................        20,797        19,576        20,628        22,428        22,967

                                                                     YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                 ----------    ----------    ----------    ----------    ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
BALANCE SHEET DATA:
Total investments and cash...................    $2,194,430    $1,074,876    $1,059,790    $  942,309    $  859,467
Total assets.................................     2,643,652     1,468,989     1,617,243     1,356,164       960,749
Reserve for claims and claim
   expenses..................................       572,877       403,611       478,601       298,829       110,037
Reserve for unearned premiums................       125,053       112,541        98,386        94,466        57,008
Bank loans...................................       183,500        50,000       250,000       100,000        50,000
Company obligated mandatorily
   redeemable capital securities of a
   subsidiary trust holding solely
   junior subordinated debentures of
   RenaissanceRe(4)..........................        87,630        87,630        89,630       100,000       100,000
Total shareholders' equity attributable
   to common shareholders....................     1,075,024       700,818       600,329       612,232       598,703
Common shares outstanding....................        22,631        19,621        19,686        21,646        22,441

                       footnotes appear on following page

                                                       2001           2000         1999          1998         1997
                                                     --------       --------     --------      --------     --------
                                                                                           (AS ADJUSTED)(2)
OPERATING RATIOS AND OTHER NON-GAAP MEASURES

Operating income (1).........................        $146,270       $134,379     $119,961      $121,547     $142,144
Claims/claim expense ratio...................            45.0%          40.6%        34.9%         33.1%        23.7%
Underwriting expense ratio...................            25.2           28.5         28.1          29.3         23.8
                                                     --------       --------     --------      --------     --------
Combined ratio...............................            70.2%          69.1%        63.0%         62.4%        47.5%
                                                     ========       ========     ========      ========     ========
Operating return on average
   shareholders' equity......................            17.8%          21.0%        19.8%         19.2%        25.0%
Book value per common
   share(5)..................................        $  47.50       $  35.72     $  30.50      $  28.28     $  26.68

SEGMENT INFORMATION:

REINSURANCE
  Gross premiums written.....................        $451,364       $382,816     $282,345      $207,189     $221,246
  Net premiums written.......................         326,680        287,941      205,192       167,152      189,562
  Pre-tax income.............................         192,602        150,003      117,408       126,768      146,209
  Claims/claim expense ratio.................            46.8%          40.4%        32.7%         25.0%        23.6%
  Underwriting expense ratio.................            22.2           26.8         26.3          28.1         22.6
                                                     --------       --------     --------      --------     --------
  Combined ratio.............................            69.0%          67.2%        59.0%         53.1%        46.2%
                                                     ========       ========     ========      ========     ========

PRIMARY
  Gross premiums written.....................        $ 49,957       $ 50,186     $ 68,960      $ 63,271     $  7,041
  Net premiums written.......................          12,867          5,362        8,321        27,867        6,190
  Pre-tax income (loss)......................           2,673         (4,406)       8,926         4,288        2,421
  Claims/claim expense ratio ................           (30.9)%         47.0%        52.2%         72.1%        25.0%
  Underwriting expense ratio ................           149.7           98.1         42.9          37.1         86.1
                                                     --------       --------     --------      --------     --------
  Combined ratio.............................           118.8%         145.1%        95.1%        109.2%       111.1%
                                                     ========       ========     ========      ========     ========

----------

(1) Operating income excludes net realized gains or losses on investments.

(2) For 1998, operating income, the claims/claim expense ratio, the underwriting ratio, the combined ratio and the operating return on average shareholders' equity, as presented, also exclude the impact of an after-tax charge of $40.1 million taken in the fourth quarter of 1998 related to our subsidiary, Stonington. Including the charge related to Stonington, operating income, the claims/claim expense ratio, the underwriting ratio, the combined ratio and the operating return on average shareholders' equity would have been $81.5 million, 55.0%, 29.8%, 84.8% and 12.9%, respectively. Also for 1998, the primary segment information of pre-tax income and the claims/claim expense ratio also excludes the impact of the Stonington charge. Including the charge relating to Stonington, primary segment pre-tax income would have been a loss of $51.4 million and the claims/claim expense ratio would have been 200.0%.

(3) Earnings per common share -- diluted was calculated by dividing net income available to common shareholders by the number of weighted average common shares and common share equivalents outstanding. Common share equivalents are calculated on the basis of the treasury stock method.

(4) The item "Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of RenaissanceRe" reflects $87.6 million aggregate liquidation amount of the capital securities issued by a subsidiary trust. The sole assets of the trust are $87.6 million aggregate principal amount of 8.54% junior subordinated debentures due March 1, 2027 issued by RenaissanceRe.

(5) Book value per common share was computed by dividing total shareholders' equity by the number of outstanding common shares at year end.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2001 compared with the years ended December 31, 2000, and for the year ended December 31, 1999. The following also includes a discussion of our financial condition at December 31, 2001. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See "Note on Forward Looking Statements" and "Risk Factors."

OVERVIEW

Founded in 1993, RenaissanceRe is one of the leading providers of property catastrophe reinsurance coverage in the world. We believe that we are a provider of first choice for many insurers and reinsurers due to our modeling and technical expertise and our industry-leading performance. We principally provide property catastrophe reinsurance to insurers and reinsurers, with exposures worldwide, on an excess of loss basis. Property catastrophe reinsurance generally provides protection from claims arising from large catastrophes, such as earthquakes, hurricanes, winter storms, freezes, floods, tornadoes, fires, explosions and other man-made or natural disasters. Accordingly, our results depend to a large extent on the frequency and severity of catastrophic events, and the coverage offered to clients impacted by these events.

We are a leader in utilizing sophisticated computer models to construct a superior portfolio of these property catastrophe coverages. We believe that a combination of several factors - our disciplined underwriting approach, the experience of our underwriters, as well as our sophisticated risk models - have enabled us to significantly outperform the majority of our competitors. This was especially evident during 2001 when we achieved an 18% operating return on equity even though industry insurance losses were at an all time high.

For the years ended December 31, 2001 and December 31, 2000, our gross premiums written were $501.3 million and $433.0 million, respectively, our net premiums written were $339.5 million and $293.3 million, respectively, our operating income available to common shareholders, which excludes realised gains and losses on investments, was $146.3 million (or $7.03 per common share) and $134.4 million (or $6.86 per common share), respectively, and our net income available to common shareholders was $164.4 million (or $7.90 per common share) and $127.2 million (or $6.50 per common share), respectively. At December 31, 2001, we had total assets of $2.6 billion and total shareholders' equity of $1.2 billion. At December 31, 2001, total shareholders'equity attributable to common shareholders was $1.075 billion and our book value per common share was $47.50, compared with $700.8 million and $35.72 per share at December 31, 2000.

Our principal subsidiary is Renaissance Reinsurance, a Bermuda domiciled company. In 2001, Renaissance Reinsurance wrote $451.4 million of gross written premiums, compared to $382.8 million in 2000. Of these premiums, $373.9 million were derived from property catastrophe reinsurance coverage, compared to $345.0 million in 2000.

In recent years, we have formed certain joint ventures whereby we write property catastrophe reinsurance for the joint ventures in return for management fees and a profit participation.
o In January 1999, we formed Top Layer Re with State Farm to provide high layer coverage for non-U.S. risks. Renaissance Reinsurance and State Farm each own 50% of Top Layer Re.
o In October 2001, we formed DaVinci Reinsurance Ltd. with State Farm and other private investors. DaVinci writes property catastrophe reinsurance side-by-side with Renaissance Reinsurance and is consolidated in our financial statements.
o In 1999, we were also appointed underwriting managers of OP Cat, a wholly owned subsidiary of Overseas Partners Limited ("Overseas Partners"). OPCat, like DaVinci, was formed to write property catastrophe reinsurance side-by-side with Renaissance Reinsurance. In February 2002, Overseas Partners decided to exit the reinsurance business. In conjunction with this decision, Renaissance Reinsurance has agreed to assume OP Cat's business.

In November 1999, RenaissanceRe incorporated Renaissance Underwriting Managers to act as underwriting manager to these joint ventures. Together, these joint ventures wrote $98.9 million of premium in 2001, compared to $80.2 million in 2000. In total, Top Layer Re and DaVinci had access to approximately $4.3 billion of capital as of December 31, 2001.

We believe that our position as a leading property catastrophe reinsurance underwriter is reflected by the continued growth in the property catastrophe premiums written by Renaissance Reinsurance and these joint ventures (which, when combined, we refer to as "managed catastrophe premiums"). The total managed catastrophe premiums written on behalf of Renaissance Reinsurance and the joint ventures increased to $441.8 million on a gross basis for the year ended December 31, 2001 (2000 - $397.0 million), including $98.9 million written on behalf of our joint ventures (2000 - $80.2 million). Subsequent to the World Trade Center tragedy, demand and prices of property catastrophe reinsurance have increased and we currently expect total managed catastrophe premiums to grow substantially in 2002.

In addition to catastrophe reinsurance, we also write certain other lines of reinsurance through Renaissance Reinsurance including aviation, finite, satellite and catastrophe exposed workers compensation coverages. We refer to this business as our "Specialty Reinsurance" business. In 2001, we wrote gross written premiums of $77.5 million of specialty reinsurance, compared with $37.7 million written in 2000.

We also write primary insurance through our four subsidiaries Glencoe Insurance Ltd., DeSoto Insurance Company, DeSoto Prime Insurance Company and Stonington Insurance Company, formerly known as Nobel Insurance Company.

Glencoe, the largest of these subsidiaries, primarily provides catastrophe exposed primary property coverage on an excess and surplus lines basis. During 2001, Glencoe's gross written premiums were $12.9 million, compared to $5.3 million in 2000.

DeSoto and DeSoto Prime are active in the Florida homeowners market. During 2001, DeSoto and DeSoto Prime wrote $11.2 million of primary homeowners insurance coverage, compared to $12.7 million in 2000.

Stonington, a Texas-domiciled insurance company, is licensed to operate in all 50 states of the U.S.

Because we focus on writing reinsurance and insurance which provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverage we offer to clients impacted by these events.

In addition to the reinsurance and insurance coverages discussed above, from time to time, we may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core reinsurance operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for each catastrophic event are incorrect, possibly materially. The period of time from the reporting of a loss to us through the settlement of our liability may be several years. During this period, additional facts and trends will be revealed and as these factors become apparent, reserves will be adjusted. Therefore, changes to our prior year loss reserves can impact our current underwriting results by 1) improving our results if the prior year reserves prove to be redundant, or 2) reducing our results if the prior year reserves prove to be insufficient. The impact on net income from changes in prior years loss reserves was an increase of $16.0 million during 2001, a decrease of $8.4 million during 2000 and an increase of $34.6 million in 1999.

To reduce the potential impact from prior period reserve adjustments, we estimate our claims and claim expense reserves based on 1) claims reports from insureds, 2) our underwriters' experience in setting claims reserves, 3) the use of computer models where applicable and 4) historical industry claims experience. Where necessary we will also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our reserves on a regular basis.

Other material judgments made by us are the estimates of potential impairments in asset valuations, particularly:
1) Potential uncollectable reinsurance recoverables; and
2) Impairments in our deferred tax asset.

To estimate reinsurance recoverables which might be uncollectable, our senior managers evaluate the financial condition of our reinsurers, on a reinsurer by reinsurer basis, both before purchasing the reinsurance protection from them and after the occurrence of a significant catastrophic event. We believe that our process is effective, and to date we have not written off any significant reinsurance recoveries. As of December 31, 2001, we have recorded a valuation allowance of $8 million relating to reinsurance recoverables, based on specific facts and circumstances evaluated by management.

In estimating impairments to our deferred tax asset, we analyze the businesses which generated the deferred tax asset, and the businesses that will potentially utilize the deferred tax asset. Our deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable of our U.S. operating subsidiaries. However, due to the limited opportunities in the U.S. primary insurance market, the U.S. insurance operations have not generated taxable income in the last few years. This calls into question the recoverability of the deferred tax asset. Although we retain the benefit of this asset through 2020, during 2001 and 2000 we recorded valuation allowances of $14.0 million and $8.2 million, respectively. As of December 31, 2001, the net balance of the deferred tax asset was $4.2 million.

SUMMARY OF RESULTS OF OPERATIONS FOR 2001 AND 2000

A summary of the significant components of our revenues and expenses are as follows:

---------------------------------------------------------------------------------------------
Year ended December 31,                               2001             2000           1999
---------------------------------------------------------------------------------------------
(In thousands)

Net underwriting income - Reinsurance (1)          $  100,655     $   85,532     $   81,502
Net underwriting income (loss) - Primary (1)           (1,469)        (2,939)           206
Other income                                           16,244         10,959          4,915
Investment income                                      75,156         77,868         60,334
Interest and fixed charges                            (16,151)       (24,749)       (18,222)
Corporate expenses                                    (11,485)        (8,022)        (9,888)
Taxes                                                 (14,262)        (4,648)         1,525
Other                                                  (2,418)           378           (411)
---------------------------------------------------------------------------------------------
  Net operating income available to
     Common Shareholders (2)                          146,270        134,379        119,961
Net realized gains (losses)                            18,096         (7,151)       (15,720)
---------------------------------------------------------------------------------------------
  Net income                                       $  164,366     $  127,228       $104,241
---------------------------------------------------------------------------------------------
Net income per Common Share                        $     7.90     $     6.50       $   5.05
---------------------------------------------------------------------------------------------

(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.
(2)  Net operating income excludes realised gains and losses on investments.

The $11.9 million increase in operating income in 2001, compared to 2000, was primarily the result of the following items:
o a $15.1 million increase in underwriting income from our reinsurance operations due primarily to an increase in net premiums earned of $64.1 million, in part offset by a $ 46.8 million increase in claims, plus
o an increase in fee income from our joint ventures of $8.2 million, primarily as a result of fees earned in 2001 on premiums written on behalf of our joint ventures in 2000, plus
o a reduction in interest and fixed charges of $8.6 million resulting primarily from the repayment of $200 million of outstanding bank loans in the fourth quarter of 2000, less
o an increase in tax expense during 2001 as a result of a $14.0 million increase to our valuation allowance on our deferred tax asset as a result of further reductions of our U.S. based insurance operations (after this adjustment the net deferred tax asset on our balance sheet is $4.2 million), less
o an increase in corporate expenses of $3.5 million primarily due to costs related to research and development initiatives conducted by us in 2001, less
o a decrease in investment income of $2.7 million primarily as a result of declining interest rates.

The $14.4 million increase in operating income in 2000, compared to 1999, was primarily the result of the following items:
o a $17.5 million increase in investment income primarily due to an increase in interest rates and an increase in the level of assets held during the majority of 2000, plus
o an increase in fee income from our joint ventures of $7.9 million as a result of an increase in premiums written on behalf of our joint ventures to $80.2 million in 2000 compared with $4.3 million in 1999, less
o an increase of $7.2 million in interest expense as a result of an increase in outstanding bank loans during the majority of 2000, less
o a $6.2 million increase in tax expense during the year, primarily as a result of an $8.2 million increase to our valuation allowance on our deferred tax asset, as a result of a decrease in our U.S. based insurance operations.

RESULTS OF OPERATIONS FOR 2001 AND 2000

The following is a discussion and analysis of our results of operations for the year ended December 31, 2001, compared to each of the years ended December 31, 2000, and 1999, and a discussion of our financial condition at December 31, 2001.

PREMIUMS

--------------------------------------------------------------------------------
Gross Written Premiums

Year ended December 31,                   2001          2000        1999
--------------------------------------------------------------------------------
(In thousands)


Property Catastrophe Reinsurance        $ 373,896     $ 345,086   $ 279,605
Specialty Reinsurance                      77,468        37,730       2,740
--------------------------------------------------------------------------------
Total Reinsurance                       $ 451,364     $ 382,816   $ 282,345
--------------------------------------------------------------------------------
Insurance premiums Glencoe                 12,858         5,273       4,986
Insurance premiums other                   37,099        44,913      63,974
--------------------------------------------------------------------------------
Total Insurance premiums                   49,957        50,186      68,960
--------------------------------------------------------------------------------
Total gross written premiums            $ 501,321     $ 433,002   $ 351,305
--------------------------------------------------------------------------------

The increase in our property catastrophe premiums over the past two years is primarily due to an improving market following the worldwide level of losses occurring in 1999. During 1999, insured losses from natural catastrophes and man-made disasters are estimated to be over $33 billion which, before the World Trade Center disaster in 2001, was the second-highest claims total ever for insurers. During 1999, nine significant worldwide catastrophic events occurred: the hail storms in Sydney, Australia in April; the Oklahoma tornados in May; Hurricane Floyd which struck in September; Typhoon Bart which struck Japan in September; Turkish and Taiwanese earthquakes in August and September, respectively; and the Danish windstorm, Anatol, and the French windstorms, Lothar and Martin, in December. Six of these events each resulted in over $1 billion of insured damages.

Because of these events, as with many large losses, two things occurred 1) many reinsurers recorded significant losses and were forced to, or chose to, withdraw their underwriting capacity from these regions, and 2) these losses raised the awareness of the severity of the losses which could impact these geographic locations. As a result of these factors, prices for reinsurance coverages in these and other geographic locations increased, in some cases significantly. Accordingly, our reinsurance premiums also increased, first from the increased prices on renewing policies and secondly by enabling us to write new business which was previously priced at an uneconomical rate of return.

Our property catastrophe premiums also increased as a result of reinstatement premiums we received relating to these large losses. Per contractual terms, we record reinstatement premiums after an insured notifies us of a claim. Reinstatement premiums allow an insured to purchase, or reinstate, the limit of their reinsurance policy for the remainder of the policy period. Because of the increased level of claims from the 1999 events, and more recently from the 2001 World Trade Center disaster, our reinstatement and adjustment premiums for the years ended December 31, 2001, 2000 and 1999 were $35.3 million, $20.3 million and $6.8 million, respectively.

Because of improving market conditions, we have increased our premiums in the Specialty Reinsurance market, which we define as reinsurance coverages that are not specifically property catastrophe coverages. In evaluating specialty reinsurance opportunities, we focus on those coverages which, like property catastrophe reinsurance, produce losses that are infrequent in nature, but could be severe if they occur. Examples include aviation, satellite, finite and catastrophe exposed workers compensation coverages.

Over the past couple of years, we have reduced the amount of insurance premiums written by our other primary insurance companies because of the limited profitable opportunities in the U.S. primary insurance markets. During 2001, Stonington accounted for the majority of the premiums written, $25.9 million, the substantial majority of which was reinsured.

CEDED REINSURANCE PREMIUMS

--------------------------------------------------------------------------------
Ceded Premiums
Year ended December 31,               2001              2000           1999
--------------------------------------------------------------------------------
(In thousands)

Reinsurance                       $   124,684     $     94,875     $   77,153
Primary                                37,090           44,824         60,639
--------------------------------------------------------------------------------
Total                             $   161,774     $    139,699     $  137,792
--------------------------------------------------------------------------------

Because of the potential volatility of the property catastrophe reinsurance business, we purchase reinsurance to reduce our exposure to large losses. We utilize our REMS(C) modeling system to evaluate how each purchase interacts with our portfolio of reinsurance contracts we write, and with the other ceded reinsurance contracts we purchase. During 2001 and 2000, we increased our purchases of reinsurance because we received a number of new opportunities to purchase reinsurance at economical rates of return.

Although we would remain liable to the extent that any of our reinsurers fails to pay our claims, before placing reinsurance we evaluate the financial condition of our reinsurers. We believe that our process is effective and, to date, we have not written off any significant reinsurance recoveries. As of December 31, 2001, the majority of the $217.6 million of losses recoverable relates to outstanding claims reserves on our books, and accordingly they cannot be collected by us until we first pay our losses. We expect to fully collect on all of this recorded reinsurance balance recoverable.

Also, we have recently begun buying quota share protection of our property catastrophe reinsurance business. These policies are similar to our joint venture activities, where we receive an override and a profit commission on these cessions.

Approximately 50% of the limits under our reinsurance coverage have been purchased on a multi-year basis, which will result in relatively stable costs on those policies for fiscal years 2002 and 2003. To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the potential volatility of our results.

-------------------------------------------------------------------------------------
Gross Premiums Written by Geographic Region
Year ended December 31,                          2001           2000          1999
-------------------------------------------------------------------------------------
(In thousands)


United States and Caribbean                    $ 180,305     $  145,871    $  173,598
Worldwide                                         93,474         98,923        46,712
Worldwide (excluding U.S.) (1)                    45,111         60,382        27,276
Europe                                            20,414         22,071        26,437
Other                                             22,433          9,559         2,370
Australia and New Zealand                         12,159          8,280         3,212
Specialty reinsurance (2)                         77,468         37,730         2,740
-------------------------------------------------------------------------------------
Total reinsurance                                451,364        382,816       282,345
United States - primary                           49,957         50,186        68,960
-------------------------------------------------------------------------------------
Total gross premiums written                   $ 501,321     $  433,002    $  351,305
-------------------------------------------------------------------------------------

(1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2) The category "Specialty Reinsurance" includes coverages related to non-catastrophe reinsurance risks assumed by us. These coverages primarily include exposure to claims from accident and health, aviation, finite and satellite risks assumed by us.

UNDERWRITING RESULTS

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

The table below sets forth our net premiums earned, claims and claim expenses and underwriting expenses by segment and their corresponding loss, expense and combined ratios:

--------------------------------------------------------------------------------------------------------------
Year ended December 31,                                              2001             2000            1999
--------------------------------------------------------------------------------------------------------------
(in thousands)


Reinsurance net earned premiums - property catastrophe          $    261,054     $    225,907     $   192,278
Reinsurance net earned premiums - specialty reinsurance               64,169           35,260           4,531
--------------------------------------------------------------------------------------------------------------
  Total reinsurance net earned premiums                              325,223          261,167         196,809
Primary net earned premiums                                            7,842            6,514          24,308
--------------------------------------------------------------------------------------------------------------
  Total net earned premiums                                          333,065          267,681         221,117
--------------------------------------------------------------------------------------------------------------

Reinsurance claims and claim expenses                                152,341          105,542          64,441
Primary claims and claim expenses                                     (2,424)           3,062          12,700
--------------------------------------------------------------------------------------------------------------
  Total claims and claim expenses                                    149,917          108,604          77,141
--------------------------------------------------------------------------------------------------------------

Reinsurance underwriting expenses                                     72,227           70,093          51,828
Primary underwriting expenses                                         11,735            6,391          10,440
--------------------------------------------------------------------------------------------------------------
  Total underwriting expenses                                         83,962           76,484          62,268
--------------------------------------------------------------------------------------------------------------

Reinsurance net underwriting profit                                  100,655           85,532          80,540
Primary net underwriting profit (loss)                                (1,469)          (2,939)          1,168
--------------------------------------------------------------------------------------------------------------
  Net underwriting profit - total                                 $   99,186      $    82,593      $   81,708
--------------------------------------------------------------------------------------------------------------

Reinsurance claims and claim expense ratio                              46.8%            40.4%           32.7%
Primary claims and claim expense ratio                                 (30.9)            47.0            52.2
--------------------------------------------------------------------------------------------------------------
  Total claims and claim expense ratio                                  45.0%            40.6%           34.9%
--------------------------------------------------------------------------------------------------------------

Reinsurance expense ratio                                               22.2%            26.8%           26.3%
Primary expense ratio                                                  149.6             98.1            42.9
--------------------------------------------------------------------------------------------------------------
  Total expense ratio                                                   25.2%            28.5%           28.1%
--------------------------------------------------------------------------------------------------------------

Reinsurance combined ratio                                              69.0%            67.2%           59.0%
Primary combined ratio                                                 118.7            145.1            95.1
--------------------------------------------------------------------------------------------------------------
  Total combined ratio                                                  70.2%            69.1%           63.0%
--------------------------------------------------------------------------------------------------------------

Our claims and claim expenses, claims and claim expenses ratio, and our combined ratio for the reinsurance operations have increased primarily as a result of an increase in our specialty reinsurance premiums, which normally will produce a higher claims and claim expense and combined ratio than our principal product, property catastrophe reinsurance. Our claims and claim expenses for 2001 also increased as a result of our claims and claim expenses from the World Trade Center tragedy.

Although industry wide insurance losses were the highest in history during 2001 and were the third highest in history in 1999, we recorded increases in net income, cash flows from operations, earnings per share and book value per share. We attribute this outstanding performance to our disciplined underwriting approach, the experience of our underwriters, as well as our sophisticated risk models.

In the normal course of business, we also purchase reinsurance protection (see discussion of Ceded Reinsurance Premiums above). Our underwriting results benefited from our purchase of reinsurance protection as we recorded reinsurance recoveries of $160.4 million, $52.0 million and $255.3 million during fiscal years 2001, 2000 and 1999, respectively. Although there can be no assurance that our underwriting results will continue to benefit from the purchase of reinsurance, we will continue to purchase reinsurance protection to the extent that appropriately priced coverage is available.

Our underwriting expenses consist of operational expenses and acquisition costs. Operational expenses consist of salaries and other general and administrative expenses. Acquisition costs consist of costs to acquire premiums and are principally made up of broker commissions and excise taxes. Our reinsurance business operates with a limited number of employees and we are able to grow our book of business without substantially increasing our operating costs. Acquisition costs are driven by contract terms and are normally a set percentage of premiums. Therefore, as our premiums increase, we expect that our operating costs will tend to remain relatively stable. Since our acquisition costs are based on a percentage of the premiums written, these costs will fluctuate in line with the fluctuation in premiums. Therefore, in total, as our premiums increase, we would expect that our expense ratio would decrease, as was the case in 2001. Other factors may also affect the expense ratios, including business mix, the receipt of ceding commissions or similar payments that may offset expenses.

Acquisition costs and operational expenses for the year ended December 31, 2001 were $84.0 million, or 25.2%, compared to $76.5 million, or 28.5% of net premiums earned for the year ended December 31, 2000. As discussed above, the primary reason for the decrease in the underwriting expense ratio was the increase in net premiums earned and the limited growth in the operational expenses of our reinsurance business.

Acquisition costs and operational expenses for the year ended December 31, 2000 were $76.5 million, or 28.5% of net premiums earned, compared to $62.3 million, or 28.1% of net premiums earned, for the year ended December 31, 1999. The primary contributor to the increase in the underwriting expense ratio was the increase in gross premiums earned by Renaissance Reinsurance with respect to noncatastrophe reinsurance products, which typically produce a higher underwriting expense ratio than our principal product, property catastrophe reinsurance.

For our primary operations, the majority of the premiums written are currently ceded to other reinsurers and as a result, net earned premiums from the primary operations were relatively minor during 2001, 2000 and 1999. Based on this reduced level of net earned premiums, relatively modest one-time adjustments to net written premiums, claims and claim expenses incurred, acquisition expenses or operating expenses can cause, and did cause, unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of the primary operations. Because of its small scale, our primary insurance business does not materially affect the ratios of our consolidated operations. As can be seen by the net underwriting losses of the primary operations during 2001 and 2000, the primary operations are not a significant contributor to our consolidated operations. Subsequent to the September 11th tragedy, and the resulting insurance market turmoil, we currently expect that Glencoe, our Bermuda primary operation, will experience considerable growth in 2002. We also expect that the U.S. primary operations of DeSoto, DeSoto Prime and Stonington will continue to be limited, and therefore we do not expect these entities to contribute significantly to our consolidated operations during 2002, although these operations may grow if market conditions allow.

NET INVESTMENT INCOME


--------------------------------------------------------------------------------
Year ended December 31,                 2001         2000         1999
--------------------------------------------------------------------------------
(in thousands)                       $  75,156     $ 77,868     $ 60,334
--------------------------------------------------------------------------------

Because we primarily provide reinsurance coverage for damages resulting from natural and man-made catastrophes, it is possible that we could become liable for a significant amount of losses on a short-term notice. Accordingly we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains investments in fixed income securities, such as U.S. Government bonds, corporate bonds and mortgage backed and asset backed securities.

As a result of the declining interest rate environment during 2001, the average yield on our portfolio fell from 6.8% as of December 31, 2000 to 4.2% as of December 31, 2001. Accordingly, as yields on our portfolio decrease, our interest income will also decrease, as was the case during 2001. Partially offsetting this decrease was the significant growth in assets during the year, which was primarily due to our capital raising activities of issuing $150 million of Senior Notes in July 2001, issuing 2.5 million Common Shares for $233 million in net proceeds in October 2001 and issuing, $150 million of Series A Preference Shares in November 2001. At December 31, 2001, we had an unusually large allocation to cash, which resulted from our decision to wait to invest the proceeds of these capital transactions until we perceived more favorable market conditions. In the short term this large cash allocation has depressed our investment returns.

During 2000, the increase in investment income resulted primarily from an increase in interest rates, together with an increase in the investment base during the year. Although invested assets at December 31, 2000 only reflected an increase of $22.3 million from the prior year end, we had an additional $200.0 million in bank loans during most of 2000, which was repaid during the fourth quarter of 2000.

OTHER INCOME


--------------------------------------------------------------------------------
Year ended December 31,                2001          2000         1999
--------------------------------------------------------------------------------
(in thousands)                       $ 16,244     $  10,959     $ 4,915
--------------------------------------------------------------------------------

As discussed previously, in 1999 we began to manage property catastrophe books of business for the Top Layer Re and OP Cat joint ventures. We record our profit and/or equity participation from these joint ventures as other income. During 2001, 2000 and 1999 other income included $18.0 million, $9.8 million and $1.9 million of profits, respectively, from these two ventures. The remainder of our other income relates to net results from small non-underwriting portions of our operations, as well as minor activities with catastrophe and derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. In 2001, other income included approximately $2.4 million from our primary operations and $2.7 million from our investments in non-indemnity catastrophe index contracts. In 2000, contributions to other income from our primary operations and from trading in catastrophe linked index transactions were immaterial. In 1999, we reported $2.5 million in other income relating to recoveries on catastrophe linked index transactions and $1.4 million relating to other income from our primary operations.

During 2001, we formed a third joint venture, DaVinci, in which we own 25% of the equity. Due to the voting and governance structures of DaVinci, our income from this joint venture is not reflected in other income, but is instead consolidated in our financial statements. Our profit participation and equity participation in DaVinci will therefore be reflected primarily through underwriting income and investment income, partially offset by an increase in minority interest for the 75% of DaVinci owned by third parties.

Also, as discussed previously, since OP Cat has decided to cease its operations, and since we have decided to assume this book of business, our portion of the earnings from this book of business will, in the future, be reflected in our consolidated underwriting results and investment income instead of other income.

CORPORATE EXPENSES


--------------------------------------------------------------------------------
Year ended December 31,                 2001          2000        1999
--------------------------------------------------------------------------------
(in thousands)                      $  11,485      $ 8,022     $ 9,888
--------------------------------------------------------------------------------

Corporate expenses are incurred by us in running our non-underwriting operations include expenses related to legal and certain consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company. The majority of the increase in corporate expenses during 2001 primarily related to costs related to research and development initiatives conducted by us in 2001.

FIXED CHARGES

---------------------------------------------------------------------------------------
Year ended December 31,                              2001           2000         1999
---------------------------------------------------------------------------------------
(in thousands)


Interest - Revolving Credit Facilities            $  2,378       $ 17,167     $  9,934
Interest - $150 million 7% Senior Notes              4,871            -              -
Interest - $87.6 million Capital Securities          7,484          7,582        8,288
Dividends - $150 million 8.1% Preference Shares      1,418            -              -
---------------------------------------------------------------------------------------
Total Fixed Charges                               $ 16,151       $ 24,749     $ 18,222
---------------------------------------------------------------------------------------

Due to our financial strength, we have had the ability to access the capital markets for various forms of capital. It is advantageous to have access to various forms of capital, as we therefore do not become dependant on any one source of capital. Furthermore, the cost and flexibility of each form of capital can help us to improve our return to common shareholders and at the same time, maintain a level of capital that allows us to grow our operations.

During 2001, our total fixed charges decreased as a result of our repayment of $200 million of borrowings under our revolving credit and term loan agreement in the fourth quarter of 2000. Since the majority of these funds were borrowed in August 1999, and due to the rising interest rates during 1999 and 2000, this caused interest expense on our debt to increase in 2000 over interest expense in 1999.

As a result of our issuance during 2001 of the Senior Notes and the Preference Shares, we expect our fixed charges to increase in 2002 compared to 2001.

INCOME TAX EXPENSE (BENEFIT)


--------------------------------------------------------------------------------
Year ended December 31,              2001           2000        1999
--------------------------------------------------------------------------------
(in thousands)                     $ 14,262      $  4,648     ($1,525)
--------------------------------------------------------------------------------

In 1998, in conjunction with charges we recorded relating to our purchase and subsequent decision to significantly reduce the operations of Stonington, we recorded a deferred tax asset of $22 million. This deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable of our U.S. operating subsidiaries. However, due to the limited opportunities in the U.S. primary insurance market, the U.S. insurance operations have not generated taxable income in the last few years. This calls into question the recoverability of the deferred tax asset. Although we retain the benefit of this asset through 2020, during 2001 and during 2000 we recorded increases in our valuation allowances of $14.0 million and $8.2 million, respectively. As of December 31, 2001, the net balance of the deferred tax asset was $4.2 million.

Should our current U.S. operations begin to generate taxable income, or should additional opportunities arise to conduct business in the U.S., the valuation allowance could be eliminated as profits are recorded, and we could possibly earn profits without a corresponding reduction for taxes.

REALIZED GAINS/(LOSSES)

--------------------------------------------------------------------------------
Year ended December 31,               2001           2000          1999
--------------------------------------------------------------------------------
(in thousands)                     $  18,096      ($ 7,151)     ($ 15,720)
--------------------------------------------------------------------------------

During 2001, net realized gains on sales of investments were $18.1 million, compared to net realized losses of $7.2 million in 2000. As noted above, because our portfolio is structured to preserve capital and provide us with a high level of liquidity, our gains and losses on investments will be highly correlated to fluctuations in interest rates. Accordingly as interest rates decline, we will tend to have realized gains from the turnover of our portfolio, and as interest rates increase, we will tend to have realized losses from the turnover of our portfolio.

FINANCIAL CONDITION

As a holding company, we rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law. U.S. statutory regulations and The Bermuda Insurance Act 1978, amendments thereto and related regulations of Bermuda, require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At December 31, 2001, the statutory capital and surplus of our Bermuda insurance subsidiaries was $1,490.3 million, and the amount required to be maintained by the Act was $259.7 million. Our U.S. subsidiaries are also required to maintain certain measures of solvency and liquidity. At December 31, 2001, the statutory capital and surplus of our U.S. subsidiaries was $32.6 million and the amount required to be maintained was $24.3 million. During 2001, Renaissance Reinsurance declared aggregate cash dividends of $147.1 million, compared with $95.6 million in 2000.

Our operating subsidiaries have historically produced sufficient cash flows to meet their own expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $310.0 million credit facility to meet additional capital requirements, if necessary.

CASH FLOWS

Cash flows from operating activities for 2001 were $326.5 million, which principally consisted of net income of $166 million, plus $119 million for losses incurred but not paid as of December 31, 2001, plus $58 million of collections on losses recoverable. The 2001 cash flows from operations were primarily utilized to reinvest in fixed income securities.

We have generated cash flows from operations in 2001 and in 2000 significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance business, we will consider using such capital to invest in new opportunities.

Because of the nature of the coverages we provide, which typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES FOR CLAIMS AND CLAIMS EXPENSES

For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for each catastrophic event are incorrect, possibly materially. The period of time from the reporting of a loss to us through the settlement of our liability may be several years. During this period, additional facts and trends will be revealed and as these factors become apparent, reserves will be adjusted. Therefore, changes to our prior year loss reserves can impact our current underwriting results by 1) improving our results if the prior year reserves prove to be redundant, or 2) reducing our results if the prior year reserves prove to be insufficient. The impact on net income from changes in prior years loss reserves was an increase of $16.0 million during 2001, a decrease of $8.4 million during 2000 and an increase of $34.6 million in 1999.

Our principal business is property catastrophe reinsurance, which subjects us to potential losses that are generally infrequent, but can be significant, such as losses from hurricanes and earthquakes. Because the loss events to which we are exposed are generally characterized by low frequency but high severity, our claims and claim expense reserves will normally fluctuate, sometimes materially, based upon the occurrence of a significant natural or man-made catastrophic loss for which we provide reinsurance. Our reserves will also fluctuate based on the payments we make for these large loss events. As we pay losses related to these large events, if no other events have occurred, our loss reserves would normally tend to decrease.

The table below sets forth our gross and net claims and claim expense reserves for the previous eight years, compared with the balance of our shareholders' equity.
                                                               Percentage
                    Gross        Net        Shareholders'      of Equity
At December 31,   Reserves    Reserves          Equity       Gross     Net
--------------    --------    --------      -------------    -------------

1994                $63.3        $63.3        $265.2         23.9%    23.9%
1995                100.4        100.4         486.3         20.6     20.6
1996                105.4        105.4         546.2         19.3     19.3
1997                110.0        110.0         598.7         18.4     18.4
1998                298.8        197.5         612.2         48.8     32.3
1999                478.6        174.9         600.3         79.7     29.1
2000                403.6        237.0         700.8         57.6     33.8
2001                572.9        355.3       1,225.0         46.8     29.0

The above information further reflects how our gross reserves, as a percentage of equity, can fluctuate based on the occurrence of significant loss events. For instance in 1999, our gross reserves, and our gross reserves as a percentage of equity increased sharply, due to the nine significant loss events occurring in 1999, many of which occurred in the last four months of the year (see discussion of Premiums above for a discussion of these events). However, as also can be seen from the data above, because of our ability to purchase reasonably priced reinsurance, historically our net reserves as a percentage of equity have shown much less variation from year to year.

We generally expect that the majority of our losses from large catastrophic events will be paid in a two to four year time frame. However, the event causing the loss, the locations of the loss, and whether our losses are from policies with insurers or reinsurers, can affect the time period in which our claims will be paid. For instance, losses occurring in the U.S., tend to pay more quickly than those losses occurring in other parts of the world. This trend is reflected in the current balance of our reserves, whereby seven of the nine events occurring in 1999, occurred outside of the U.S., and accordingly, our claim payments on these losses have tended to pay slower than those on events occurring in the U.S. Also, the 1999 events impacted claims payments in 2000 and 2001 to a greater extent than normal because most of the 1999 events occurred late in the year, including the most severe events, which were the European storms in December.

For illustrative purposes, the table below sets forth our claim payments and claim developments for the 1999 Accident Year for our Reinsurance segment through December 31, 2001:

                                           Gross         Ceded           Net
1999 Accident Year                        Reserves      Reserves      Reserves
------------------                        --------      --------      --------
Incurred reserves                          $282.7        $185.0        $97.7
Claim payments in 1999                      (26.8)           --        (26.8)
                                           ------        ------        -----
Reserve as of December 31, 1999             255.9         185.0         70.9
Claim payments in 2000                     (110.5)       (124.8)        14.3
Reserve additions in 2000                     6.1          (0.6)         6.7
                                           ------        ------        -----
Reserves as of December 31, 2000            151.5          59.6         91.9
Claim payments in 2001                      (37.8)        (54.1)        16.3
Reserve additions in 2001                    10.4          29.4        (19.0)
                                           ------        ------        -----
Reserves as of December 31, 2001           $124.1        $ 34.9        $89.2
                                           ======        ======        =====

At December 31, 2001, 2000 and 1999, the claims and claim expense reserves of the Reinsurance segment were $500.1 million, $296.4 million and $361.9 million, respectively, of the total reserves of the Company. Also, As of December 31, 2001, 2000 and 1999, of the total reserves of the Reinsurance segment, 86%, 88% and 91% of the reserves, respectively, related to claims and claim expense reserves of the three most recent accident years. As of December 31, 2001, 2000 and 1999, included in our claims and claim expense reserves were reserves for incurred but not reported claims ("IBNR") of $286.7 million, $228.8 million, and $293.2 million, respectively.

During 2001, our claims and claim expense reserves, our claims recoveries and our net reserves all increased as a result of losses we incurred from the World Trade Center tragedy. During 2002, as we pay losses related to the World Trade Center tragedy and other currently known loss events, if no additional significant loss events occur, we would expect the balance of our claims and claim expense reserves to decrease.

For our insurance and reinsurance operations, our estimates of claims reserves are based on 1) claims reports from insureds, 2) our underwriters' experience in setting claims reserves, 3) the use of computer models where applicable and 4) historical industry claims experience. Where necessary we will also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our reserves on a regular basis.

CAPITAL RESOURCES

Our total capital resources at December 31, 2001 and 2000 were as follows:


--------------------------------------------------------------------------------
At December 31,                                      2001                 2000
--------------------------------------------------------------------------------
(In thousands)

Common shareholders' equity                   $ 1,075,024            $ 700,818
Series A preference shares                        150,000
--------------------------------------------------------------------------------
Total shareholders' equity                      1,225,024              700,818

7.00% senior notes                                150,000                    -
8.54% capital securities                           87,630               87,630
Revolving credit facility - unborrowed            310,000              302,000
Revolving credit facility - borrowed                    -                8,000
Term and revolving loan facility                   33,500               42,000
--------------------------------------------------------------------------------

Total capital resources                       $ 1,806,154           $1,140,448
--------------------------------------------------------------------------------

As is customary in our industry, a portion of our reinsurance policies provide our clients with the right to cancel or not renew our policies in the event our claims paying ratings are downgraded. In some instances the downgrade must be to a rating several levels below our current rating; in others, the trigger level is somewhat higher; and in others it is only one or two levels below our current rating. Many of our policies do not contain a provision of this type. Moreover, we cannot precisely estimate the amount of premium that is at risk, as this amount depends on the particular facts and circumstances at the time, including the degree of the downgrade, the time elapsed on the impacted in-force policies, and the effects of any related catastrophic event on the industry generally. In the event any of these provisions are triggered, we will vigorously seek to retain our clients and do not anticipate that a material amount of premium would be cancelled or nonrenewed. However, we can not assure you that our premiums would not decline, perhaps materially, following a ratings downgrade.

During 2001, as a result of the World Trade Center disaster, two results occurred in the reinsurance market. First, reinsurers recorded significant losses and were forced to, or chose to, withdraw their underwriting capacity for certain lines of reinsurance. Second, these losses raised the awareness of the severity of the losses which could occur. These factors caused an imbalance in the supply of and demand for reinsurance and, as a result, prices escalated for many segments of the reinsurance market. These imbalances provided us with an opportunity to increase our penetration of the property catastrophe reinsurance market, as well as provided us with opportunities to grow other areas of our operations, specifically our Specialty Reinsurance operations and our commercial property insurance operations written through Glencoe Insurance.

With these increased opportunities to grow our businesses, we also decided to materially increase our capital resources through the following activities:
1. In October 2001, we issued 2.5 million of Common Shares for net proceeds of $233 million.
2. In November 2001, we raised $145 million in net proceeds through the issuance of 6,000,000 $1.00 par value Series A Preference Shares at $25.00 per share. The shares are non-convertible and may be redeemed at $25.00 per share on or after November 19, 2006. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 8.10% when, if, and as, declared by our Board of Directors. Under certain circumstances, such as amalgamations and changes to Bermuda law requiring approval of the holders of our preference shares to vote as a single class, we may redeem the shares prior to November 19, 2006 at $26.00 per share. The preference shares have no stated maturity and are not convertible into any of our other securities.
3. In July we issued $150 million of 7% Senior Notes due July 2008. We used a portion of the proceeds to repay $16.5 million of outstanding amounts under our $310 million revolving credit and term loan agreement. We can redeem the notes prior to maturity subject to payment of a "make-whole" premium; however, we currently have no intentions of calling the notes. The notes, which are senior obligations, pay interest semi-annually and contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries.

We also formed DaVinci, our third joint venture, in October 2001. To form DaVinci, we raised $300 million of outside capital ($275 million as of December 31, 2001) and we utilized $200 million of our capital when we contributed $100 million as equity and provided $100 million as bridge financing. In the first half of 2002, we expect DaVinci to replace our $100 million of bridge financing with bank debt which, because we are consolidating DaVinci, will increase the outstanding debt on our consolidated balance sheet.

Also, in conjunction with market opportunities following the September 11th tragedy, we contributed an additional $135 million of capital to Glencoe, thereby increasing its total capital to greater than $200 million.

We continue to maintain a revolving credit and term loan agreement with a syndicate of commercial banks. During the third quarter of 2001, we repaid borrowings of $16.5 million on this facility and as of December 31, 2001 no amounts were outstanding. In the fourth quarter of 2000 we repaid $200.0 million of the then outstanding balance. Interest rates on the facility are based on a spread above LIBOR and averaged 5.45% during 2001, compared to 7.03% in 2000. Our revolving credit agreement contains certain financial covenants including requirements that consolidated debt to capital does not exceed a ratio of 0.35:1; consolidated net worth must exceed the greater of $100.0 million or 125% of consolidated debt; and 80% of invested assets must be rated BBB- or better. We were in compliance with all the covenants of this revolving credit and term loan agreement at December 31, 2001.

Renaissance U.S. has a $18.5 million term loan and $15.0 million revolving loan facility with a syndicate of commercial banks, each of which is guaranteed by RenaissanceRe. Interest rates on the facility are based upon a spread above LIBOR, and averaged 4.71% during 2001, compared to 6.98% in 2000. The related agreements contain certain financial covenants, including a covenant that RenaissanceRe, as principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan has mandatory repayment provisions approximating $9 million per year in each of years 2002 and 2003. The loan facility of $15 million is repayable in 2003. During 2001, Renaissance U.S. repaid approximately $8.5 million of this facility. We were in compliance with all the covenants of this term loan and revolving loan facility at December 31, 2001.

Our subsidiary, RenaissanceRe Capital Trust has issued capital securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2000, we purchased $2.0 million of these capital securities recognizing a gain of $0.5 million which has been reflected in shareholders' equity. No securities were purchased during 2001. The sole asset of the Trust consists of our junior subordinated debentures in an amount equal to the outstanding capital securities. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at December 31, 2001. The capital trust securities mature on March 1, 2027. Generally Accepted Accounting Principles do not allow these securities to be classified as a component of shareholders equity, therefore, they are reflected as minority interest.

Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our letters of credit are secured by a lien on a portion of our investment portfolio. At December 31, 2001, we had outstanding letters of credit aggregating $125.8 million, compared to $44.9 million in 2000. This increase is primarily related to the losses emanating from the September 11th tragedy. Also, in connection with our Top Layer Re joint venture we have committed $37.5 million of collateral to support a letter of credit.

In order to encourage employee ownership of common shares, we have guaranteed certain loan and pledge agreements between certain employees and Bank of America, Illinois ("BofA"). Pursuant to the terms of this employee credit facility, BofA has agreed to loan the participating employees up to an aggregate of $25.0 million. The balance outstanding at December 31, 2001 was $24.1 million, compared to $24.8 million in 2000. Each loan under this employee credit facility is required to be initially collateralized by the respective participating employee with common shares or other collateral acceptable to BofA. If the value of the collateral provided by a participating employee subsequently decreases, the participating employee is required to contribute additional collateral in the amount of such deficiency, failing which BofA can accelerate the loan and liquidate the remaining collateral. Loans under this employee credit facility are otherwise non-recourse to the participating employees. Given the level of collateral, we do not presently anticipate that we will be required to honor any guarantees under the employee credit facility, although there can be no assurance that we will not be so required in the future.

SHAREHOLDERS' EQUITY

During 2001, shareholders' equity increased by $524.2 million, from $700.8 million at December 31, 2000 to $1.2 billion at December 31, 2001. The significant components of the change in shareholders' equity included net income from continuing operations of $164.4 million, $145 million received from the issuance of 6 million Series A Preference Shares, and $233 million received from the issuance of 2.5 million common shares, offset by the payment of dividends of $32.8 million. At December 31, 2001, shareholders' equity attributable to common shareholders was $1.075 billion.

From time to time, we have returned capital to our shareholders through share repurchase programs. At December 31, 2001, we had $27.1 million remaining under our existing program. During 2000, we purchased 671,900 common shares for an aggregate value of $25.1 million. During 1999, we repurchased 2,226,700 common shares for an aggregate value of $80.1 million. No shares were repurchased during 2001.

INVESTMENTS

At December 31, 2001, we held cash and investments totaling $2.2 billion, compared to $1.1 billion in 2000, with net unrealized appreciation of $16.3 million, compared to unrealized appreciation of $6.8 million in 2000.

Because we primarily provide coverage for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short-term notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio contains investments in fixed income securities, such as U.S. Government bonds, corporate bonds and mortgage backed and asset backed securities.

The table below shows the aggregate amounts of investments available for sale, other investments and cash and cash equivalents comprising our portfolio of invested assets:


-----------------------------------------------------------------------------------------------
At December 31,                                                    2001                 2000
-----------------------------------------------------------------------------------------------
(In thousands)
Investments  available  for sale, at fair value              $ 1,282,483           $   928,102
Other investments                                                 38,307                22,443
Cash, cash equivalents and short term investments                873,640               124,331
-----------------------------------------------------------------------------------------------
Total invested assets                                        $ 2,194,430           $ 1,074,876
-----------------------------------------------------------------------------------------------


The growth in our portfolio of invested assets for the year ended December 31, 2001 resulted primarily from net cash provided by operating activities of $326 million, $233 million raised from the issuance of 2.5 million common shares, $145 million received from the issuance of 6 million Series A Preference Shares, $150 million raised from the issuance of 7% senior notes and $275 million of third party investment in our most recent joint venture, DaVinci Reinsurance. At year end, we had an unusually large allocation to cash, which resulted from our decision to wait to invest the proceeds of these capital transactions until we perceived more favorable market conditions; in the short term, this large cash allocation has depressed our investment returns. Over time, we expect our cash position to return to historical levels.

Our current investment guidelines call for the invested asset portfolio, including cash and cash equivalents, to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At December 31, 2001, our invested asset portfolio had a dollar weighted average rating of AA, an average duration of 1.9 years and an average yield to maturity of 3.8%.

CATASTROPHE LINKED INSTRUMENTS

We have assumed risk through catastrophe and derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During 2001, 2000 and 1999 we recorded recoveries on non-indemnity catastrophe index transactions of $2.7 million, nil, and $2.5 million, respectively. We report these recoveries in other income. We cannot provide any assurances that this performance will continue.

MARKET SENSITIVE INSTRUMENTS

Our investment portfolio includes investments which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 1.9%, which equated to a decrease in market value of approximately $41.0 million on a portfolio valued at $2,156.1 million at December 31, 2001. At December 31, 2000, the decrease in total return would have been 2.7%, which equated to a decrease in market value of approximately $28.4 million on a portfolio valued at $1,052.4 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.


CURRENCY

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements.

Our current foreign currency policy is to hold foreign currency assets, including cash and receivables, that approximate the net monetary foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. All changes in the exchange rates are recognized currently in our statement of income. When necessary we will seek to hedge our exposure to foreign currency transactions through the use of options, swaps and/or forward contracts. As of December 31, 2001, we did not have any outstanding options, swaps or forward contracts related to foreign currency exposure.


EFFECTS OF INFLATION

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.


OFF BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of December 31, 2001, we have not entered into any guarantees, or guaranteed the liabilities of any non-consolidated affiliates or subsidiaries or other non-related parties.


NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2002 we implemented SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 133, goodwill and other intangible assets are no longer being amortized but are reviewed periodically for impairment. The adoption of SFAS 142 had no significant impact on our consolidated financial statements.

CURRENT OUTLOOK

The September 11th tragedy has caused significant changes to the market environment. Many insurance and reinsurance companies are seeking and receiving higher prices for the risks that they assume and have substantially reduced their exposures, including various exclusions for acts of terrorism and acts of war. These actions are being taken as a result of an increased perception of risk for the industry in general, as well as an improved understanding of the correlation between, and within, various classes of business that were previously believed to be independent by other companies. In addition, there is a heightened sensitivity to credit quality as a number of other insurance companies have experienced downgrades in their credit ratings.

Because RenaissanceRe experienced relatively limited losses from the World Trade Center tragedy, and continues to have stable, high credit ratings, we believe we are well positioned to significantly increase our managed catastrophe premiums.

In addition, we are anticipating that we will expand our presence in the specialty reinsurance coverages, which by our definition are coverages that are not specifically property catastrophe reinsurance coverages. In evaluating opportunities in the specialty reinsurance market, we focus on those coverages which, like property catastrophe reinsurance, produce losses that are infrequent in nature, but could be severe if they occur. Examples include aviation, satellite, finite and catastrophe exposed workers compensation coverages.

We also anticipate that we will increase the premiums written by our Bermuda based primary insurance company, Glencoe. Glencoe, which primarily provides catastrophe exposed primary property coverage on an excess and surplus lines basis, wrote $12.9 million of gross written premiums in 2001.

As a result of the World Trade Center tragedy, we expect the cost of reinsurance protection to increase during 2002. If prices rise to levels whereby we believe the purchase of reinsurance protection would become uneconomical, we may retain a greater level of net risk in certain geographic regions. In order to obtain longer-term retrocessional capacity, we have entered into multi-year contracts with respect to a portion of our portfolio.

The World Trade Center tragedy has caused insurers and reinsurers to seek to limit their potential exposures to losses from terrorism attacks. We often exlcude terrorism in the reinsurance and insurance that we write, but do have potential exposures to this risk. We are monitoring our aggregate exposures to terrorist attacks.

Subsequent to the World Trade Center tragedy, a substantial amount of capital has entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures. The addition of new capital in the marketplace may cause a reduction in prices of reinsurance contracts, or could shorten the time horizon of the price increases for reinsurance contracts. Currently, however, we do not believe that the new capital has resulted in adverse changes to the prevailing pricing structure in the property catastrophe reinsurance market. To the extent that the newly-formed companies or established companies were to reduce the pricing of their products, this could force us to reduce our future underwriting premiums.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information with regard to Quantitative and Qualitative Disclosures About Market Risk is contained on page 52 of this Form 10-K under the caption "Market Sensitive Instruments."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to Item 14(a) of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RENAISSANCERE

         The information with respect to our directors and officers contained under the captions "Directors and Executive Officers of the Company" and "Proposal 1" in our Definitive Proxy Statement in respect of our 2002 Annual General Meeting of Shareholders (the "Proxy Statement") is incorporated in this Annual Report by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information with respect to executive compensation contained under the subcaption "Executive Officer and Director Compensation" in our Proxy Statement is incorporated in this Annual Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information with respect to security ownership of certain beneficial owners and management contained under the caption "Security Ownership of Certain Beneficial Owners, Management and Directors" in our Proxy Statement is incorporated in this Annual Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain relationships and related transactions contained under the caption "Certain Relationships and Related Transactions" in our Proxy Statement is incorporated in this Annual Report by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Exhibits.

1. The Consolidated Financial Statements of RenaissanceRe and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Report.

2. The Schedules to the Consolidated Financial Statements of RenaissanceRe are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3.1      Memorandum of Association.*

3.2      Amended and Restated Bye-Laws.#

3.3      Memorandum of Increase in Share Capital of RenaissanceRe.##

4.1      Specimen Common Share certificate.*

10.1     RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.2 Fourth Amended and Restated Employment Agreement, dated as of March 13, 2001, between Renaissance Reinsurance Ltd. and James N. Stanard.@@@

10.3 Employment Agreement, dated as of February 4, 1998, between Renaissance Reinsurance Ltd. and William I. Riker.###

10.4 Employment Agreement, dated as of July 1, 1999, between Renaissance Reinsurance Ltd. and David A. Eklund.@@

10.5 Employment Agreement, dated as of October 17, 1997, between Renaissance Reinsurance Ltd. and John M. Lummis. @@

10.6 Employment Agreement, dated as of June 1, 2000, between Renaissance Reinsurance Ltd. and John D. Nichols.

10.7 Credit Agreement, dated as of October 5, 1999, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Deutsche Bank AG, as LC Issuer and Syndication Agent, Fleet National Bank, as Co-Agents, and Bank of America, National Association, as Administrative Agent for the Lenders.++

10.8 Accession Agreement dated as of November 8, 1999, among RenaissanceRe Holdings Ltd. (the "Borrower"), Bank of America, National Association, as Administrative Agent (the "Administrative Agent"), Deutsche Bank AG, New York Branch, as LC Issuer (the "LC Issuer") and Mellon Bank, N.A., relating to the Credit Agreement dated as of October 5, 1999, among the Borrower, certain financial institutions which are signatories thereto, the LC Issuer and the Administrative Agent. @@

10.9 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.###

10.10 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan.###

10.11 Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.12 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.^

10.13 Indenture, dated as of March 7, 1997, among RenaissanceRe, as Sponsor, and The Bank of New York, as Debenture Trustee.^

10.14 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe and The Bank of New York, as Trustee.^

10.15 Registration Rights Agreement, dated March 7, 1997, among RenaissanceRe, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc.^

10.16 Credit Agreement between Renaissance U.S. Holdings, Inc., the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of June 24, 1998.#

10.17 First Amendment to Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31, 1998.@

10.18 Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America National Trust & Savings Association.#

10.19    RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.@@@

10.20 Amendment No. 1 to the 2001 RenaissanceRe Stock Incentive Plan, dated May 4, 2001.

10.21 Amendment No. 3 to the RenaissanceRe Second Amended and Restated 1993 Stock Incentive Plan, dated May 4, 2001.

10.22 Amendment No. 1 to the RenaissanceRe Non-Employee Director Stock Plan, dated February 5, 2002.

10.23 Amendment No. 2 to the 2001 Stock Incentive Plan of RenaissanceRe, dated February 5, 2002.

10.24 Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between RenaissanceRe and Fleet National Bank.

10.25 Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.@@@@

10.26 Senior Indenture, dated as of July 1, 2001, between RenaissanceRe, as Issuer, and Bankers Trust Company, as Trustee.+++

10.27 First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe, as Issuer, and Bankers Trust Company, as Trustee.+++

21.1     List of Subsidiaries of the Registrant.

23.1     Consent of Ernst & Young.

27.1     Financial Data Schedule for the Year Ended December 31, 2001.

(b)      Reports on Form 8-K.

         On October 3, 2001, RenaissanceRe filed a report on Form 8-K, dated October 2, 2001, reporting RenaissanceRe's estimated earnings for the three months ended September 30, 2001 and for the full year ended 2001 and reporting the estimated impact on RenaissanceRe of the September 11th tragedy.

         On October 10, 2001, RenaissanceRe filed a report on Form 8-K, dated October 9, 2001, announcing the formation of DaVinci.

         On October 16, 2001, RenaissanceRe filed a report on Form 8-K, dated October 15, 2001, reporting RenaissanceRe's issuance of 2,500,000 shares of its Common Shares in an underwritten public offering.

         On October 24, 2001, RenaissanceRe filed a report on Form 8-K, dated October 22, 2001, reporting RenaissanceRe's operating income for the three months ended September 30, 2001.

         On November 16, 2001, RenaissanceRe filed a report on Form 8-K, dated November 14, 2001, reporting that RenaissanceRe had entered into an underwriting agreement covering the sale by RenaissanceRe of 6,000,000 of its 8.10% Series A Preferred Shares.

--------------------------------------------------------------------------------

* Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

^ Incorporated by reference to RenaissanceRe's Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.

+ Incorporated by reference to RenaissanceRe's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on October 22, 1997.

++ Incorporated by reference to RenaissanceRe's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 21, 1997.

# Incorporated by reference to RenaissanceRe's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 4, 1998.

## Incorporated by reference to RenaissanceRe's Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998.

### Incorporated by reference to RenaissanceRe's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1999.

@ Incorporated by reference to RenaissanceRe's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999.

@@ Incorporated by reference to RenaissanceRe's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 30, 2000.

@@@ Incorporated by reference to RenaissanceRe `s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

@@@@     Incorporated by reference to RenaissanceRe's Current Report on
         Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

+++ Incorporated by reference to RenaissanceRe's Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on April 1, 2002.

                                       RENAISSANCERE HOLDINGS LTD.


                                       /s/ James N. Stanard
                                       -----------------------------------
                                       James N. Stanard
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors

Signature                  Title                                 Date

/s/ James N. Stanard       Chief Executive Officer and           April 1, 2002
------------------------   Chairman of the Board of
James N. Stanard           Directors

/s/ William I. Riker       President and Chief Operating         April 1, 2002
------------------------   Officer, Director
William I. Riker

/s/ John M. Lummis         Executive Vice President and          April 1, 2002
------------------------   Chief Financial Officer
John M. Lummis             (Principal Accounting Officer)

/s/ Arthur S. Bahr         Director                              April 1, 2002
------------------------
Arthur S. Bahr

/s/ Thomas A. Cooper       Director                              April 1, 2002
------------------------
Thomas A. Cooper

/s/ Edmund B. Greene       Director                              April 1, 2002
------------------------
Edmund B. Greene

/s/ Brian R. Hall          Director                              April 1, 2002
------------------------
Brian R. Hall

/s/ William F. Hecht       Director                              April 1, 2002
------------------------
William F. Hecht

/s/ W. James MacGinnitie   Director                              April 1, 2002
------------------------
W. James MacGinnitie

/s/ Scott E. Pardee        Director                              April 1, 2002
------------------------
Scott E. Pardee

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors..............................................F-2
Consolidated Balance Sheets at December 31, 2000 and 2001...................F-3
Condensed Statements of Income for the Years Ended December 31, 1999,
  2000 and 2001.............................................................F-4
Consolidated Statements of Changes in Shareholders' Equity for the Years
  Ended December 31, 1999, 2000 and 2001....................................F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1999, 2000 and 2001.......................................................F-6
Notes to Consolidated Financial Statements..................................F-7

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young

Hamilton, Bermuda
January 23, 2002

CONSOLIDATED BALANCE SHEETS


At December 31,                                                                      2001                 2000
-----------------------------------------------------------------------------------------------------------------
(in thousands of United States dollars, except per share amounts)
Assets

Investments and cash
Fixed maturity investments available for sale, at fair value                  $      1,282,483      $     928,102
  (Amortized cost $1,266,188 and $921,750 at December 31, 2001 and 2000, respectively) (Note 3)
Short term investments, at cost                                                          7,372             13,760
Other investments                                                                       38,307             22,443
Cash and cash equivalents                                                              866,268            110,571
-----------------------------------------------------------------------------------------------------------------
Total investments and cash                                                           2,194,430          1,074,876
Reinsurance premiums receivable                                                        102,202             95,423
Ceded reinsurance balances                                                              41,690             37,520
Losses and premiums recoverable (Note 4)                                               217,556            167,604
Accrued investment income                                                               17,696             15,034
Deferred acquisition costs                                                              12,814              8,599
Other assets                                                                            57,264             69,933


-----------------------------------------------------------------------------------------------------------------
Total Assets                                                                  $      2,643,652      $   1,468,989
-----------------------------------------------------------------------------------------------------------------

Liabilities, Minority Interests and Shareholders Equity

Liabilities

Reserve for claims and claim expenses (Note 5)                                $        572,877        $   403,611
Reserve for unearned premiums                                                          125,053            112,541
Debt (Note 6)                                                                          183,500             50,000
Reinsurance balances payable                                                           115,967             50,779
Other liabilities                                                                       58,650             63,610
-----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                    1,056,047            680,541
-----------------------------------------------------------------------------------------------------------------

Minority interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated
   debentures of RenaissanceRe (Note 7)                                                 87,630             87,630
Minority interest - DaVinci (Note 7)                                                   274,951                  -


Shareholders Equity (Note 8)

Series A preference shares: $1.00 par value - 6,000,000 shares authorized,
   issued and outstanding at December 31, 2001 (2000 - nil).                           150,000                  -
Common shares and additional paid-in capital: $1.00 par value - authorized
   225,000,000 shares; issued and outstanding at December 31, 2001
   22,630,883 shares (2000 - 19,621,267 shares)                                        264,623             22,999
Unearned stock grant compensation (Note 15)                                            (20,163)           (11,716)
Accumulated other comprehensive income                                                  16,295              6,831
Retained earnings                                                                      814,269            682,704
-----------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                           1,225,024            700,818
-----------------------------------------------------------------------------------------------------------------

Total Liabilities, Minority Interests and Shareholders Equity                 $      2,643,652      $   1,468,989
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                                               CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                             2001             2000              1999
-----------------------------------------------------------------------------------------------------------------
(in thousands of United States dollars, except per share amounts)

Revenues

Gross premiums written                                       $       501,321     $    433,002      $    351,305
-----------------------------------------------------------------------------------------------------------------

Net premiums written                                         $       339,547     $    293,303      $    213,513
Decrease (increase) in unearned premiums                              (6,482)         (25,622)            7,604
-----------------------------------------------------------------------------------------------------------------

Net premiums earned                                                  333,065          267,681           221,117
Net investment income (Note 3)                                        75,156           77,868            60,334
Net foreign exchange gains (losses)                                   (1,667)             378              (411)
Other income                                                          16,244           10,959             4,915
Net realized gains (losses) on investments (Note 3)                   18,096           (7,151)          (15,720)
-----------------------------------------------------------------------------------------------------------------


Total Revenues                                                       440,894          349,735           270,235
-----------------------------------------------------------------------------------------------------------------

Expenses

Claims and claim expenses incurred (Note 5)                          149,917          108,604            77,141
Acquisition costs                                                     45,359           38,530            25,500
Operational expenses                                                  38,603           37,954            36,768
Corporate expenses                                                    11,485            8,022             9,888
Interest expense                                                       7,249           17,167             9,934
-----------------------------------------------------------------------------------------------------------------

Total Expenses                                                       252,613          210,277           159,231
-----------------------------------------------------------------------------------------------------------------

Income before minority interests and taxes                           188,281          139,458           111,004
Minority interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely
   junior subordinated debentures of RenaissanceRe (Note 7)           (7,484)          (7,582)           (8,288)
Minority interest - DaVinci (Note 7)                                    (751)               -                 -
-----------------------------------------------------------------------------------------------------------------

Income before taxes                                                  180,046          131,876           102,716
Income tax benefit (expense) (Note 12)                               (14,262)          (4,648)            1,525
-----------------------------------------------------------------------------------------------------------------

Net income                                                           165,784          127,228           104,241
Dividends on Series A preference shares                               (1,418)               -                 -
-----------------------------------------------------------------------------------------------------------------

Net income available to common shareholders                  $       164,366    $     127,228      $    104,241
-----------------------------------------------------------------------------------------------------------------


Earnings per common share - basic                            $          8.29        $    6.68      $       5.10
Earnings per common share - diluted                          $          7.90        $    6.50      $       5.05


See accompanying notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY

Years Ended December 31,                                                   2001           2000           1999
---------------------------------------------------------------------------------------------------------------
(in thousands of United States dollars, except per share amounts)

Series A preference shares
Issuance of shares                                                  $   150,000    $        --    $        --
---------------------------------------------------------------------------------------------------------------
Balance - December 31                                                   150,000             --             --
---------------------------------------------------------------------------------------------------------------

Common shares & additional paid-in capital
Balance - January 1                                                      22,999         19,686         39,035
Issuance of common shares                                               232,525             --             --
Exercise of stock options & restricted share awards                      14,652          3,495          6,461
Repurchase of shares                                                         --           (672)       (26,695)
Issuance costs of preference shares and other                            (5,553)           490            885
---------------------------------------------------------------------------------------------------------------
Balance - December 31                                                   264,623         22,999         19,686
---------------------------------------------------------------------------------------------------------------

Unearned stock grant compensation
Balance - January 1                                                     (11,716)       (10,026)        (8,183)
Stock grants awarded                                                    (15,653)        (7,215)        (5,382)
Amortization                                                              7,206          5,525          3,539
---------------------------------------------------------------------------------------------------------------
Balance - December 31                                                   (20,163)       (11,716)       (10,026)
---------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income
Balance - January 1                                                       6,831        (18,470)        (5,144)
Net unrealized gains (losses) on investments,
   net of adjustment (see disclosure below)                               9,464         25,301        (13,326)
---------------------------------------------------------------------------------------------------------------
Balance - December 31                                                    16,295          6,831        (18,470)
---------------------------------------------------------------------------------------------------------------

Retained earnings
Balance - January 1                                                     682,704        609,139        586,524
Net income                                                              165,784        127,228        104,241
Dividends on common shares                                              (32,801)       (29,228)       (28,885)
Dividends on preference shares                                           (1,418)            --             --
Repurchase of shares                                                         --        (24,435)       (53,403)
Other                                                                        --             --            662
---------------------------------------------------------------------------------------------------------------
Balance - December 31                                                   814,269        682,704        609,139
---------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                           $ 1,225,024    $   700,818    $   600,329
---------------------------------------------------------------------------------------------------------------

Comprehensive Income
Net income                                                          $   165,784    $   127,228    $   104,241
Other comprehensive income (loss)                                         9,464         25,301        (13,326)
---------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                $   175,248    $   152,529    $    90,915
---------------------------------------------------------------------------------------------------------------

Disclosure Regarding Net Unrealized Gains (Losses)
Net unrealized holding gains (losses) arising during period         $    27,560    $    18,150    $   (29,046)
Net realized losses (gains) included in net income                      (18,096)         7,151         15,720
---------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on investments                              9,464    $    25,301    $   (13,326)
---------------------------------------------------------------------------------------------------------------
See accompanying notes to the consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,                                                  2001           2000           1999
---------------------------------------------------------------------------------------------------------------
(in thousands of United States dollars)



Cash Flows Provided by Operating Activities:
Net income                                                         $   165,784    $   127,228    $   104,241
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                                            3,190            315          9,810
Net realized losses (gains) on investments                             (18,096)         7,151         15,720
Reinsurance balances, net                                               58,408        (14,346)       (27,595)
Ceded reinsurance balances                                              (4,169)        12,717         (8,867)
Accrued investment income                                               (2,661)        (1,578)        (3,488)
Reserve for unearned premiums                                           12,513         14,155          3,920
Reserve for claims and claim expenses, net                             119,314         86,033         51,524
Other, net                                                              (7,757)        19,153        (14,960)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              326,526        250,828        130,305
---------------------------------------------------------------------------------------------------------------

Cash Flows Applied to Investing Activities:
Proceeds from maturities and sales of investments                    3,290,264      2,171,484      1,986,498
Purchase of investments available for sale                          (3,633,332)    (2,187,007)     (2,146,361)
Net sales (purchases) of short term and other investments                6,384         (1,001)        13,543
---------------------------------------------------------------------------------------------------------------
Net cash applied to investing activities                              (336,684)       (16,524)      (146,320)
---------------------------------------------------------------------------------------------------------------

Cash Flows Provided by (Applied to) Financing Activities:
Sale (purchase) of common shares                                       247,481        (25,107)       (80,098)
Net proceeds from (repayment of) bank loan                             (16,500)      (200,000)       150,000
Sale of preference shares                                              145,275              -              -
Issuance of senior debt                                                148,868              -              -
Minority interests                                                     274,951              -              -
Dividends paid                                                         (34,220)       (29,228)       (28,885)
Purchase of capital securities                                               -         (1,510)        (8,591)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (applied to) financing activities                 765,855       (255,845)        32,426
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                   755,697        (21,541)        16,411
Cash and Cash Equivalents, Beginning of Year                           110,571        132,112        115,701
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                             $   866,268    $   110,571    $   132,112
---------------------------------------------------------------------------------------------------------------
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 (amounts in tables expressed in thousands of United States dollars, except per share amounts)

NOTE 1. ORGANIZATION

RenaissanceRe Holdings Ltd. ("RenaissanceRe", or the "Company"), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries it provides reinsurance and insurance coverage where the risk of natural and man-made catastrophes represents a significant component of the overall exposure.

o Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe reinsurance coverage to insurers and reinsurers on a worldwide basis. To a lesser extent, Renaissance Reinsurance also writes non-catastrophe reinsurance in certain specialty lines.

o The Company also manages property catastrophe reinsurance written on behalf of joint ventures, including Top Layer Reinsurance Ltd. ("Top Layer Re"), Overseas Partners Cat Ltd. ("Opcat") and DaVinci Reinsurance Ltd. ("DaVinci"). DaVinci was formed in October 2001 with other equity investors and is consolidated in the Company's financial statements. The Company acts as exclusive underwriting manager for these joint ventures in fee-based income and profit participation.

o The Company's primary operations include Glencoe Insurance Ltd. ("Glencoe"), DeSoto Insurance Company ("DeSoto"), DeSoto Prime Insurance Company ("DeSoto Prime") and Stonington Insurance Company ("Stonington," formerly Nobel Insurance Company). Glencoe provides catastrophe exposed property coverage on an insurance and reinsurance basis and DeSoto and DeSoto Prime operate in the U.S. homeowners market. Stonington is licensed states in the U.S.


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of RenaissanceRe and its wholly-owned and majority-owned subsidiaries and DaVinci, which are collectively referred to herein as the "Company." All intercompany transactions and balances have been eliminated on consolidation. Minority interests represent the interests of external parties in respect of net income and shareholders' equity of RenaissanceRe Capital Trust (the "Trust") and DaVinciRe Holdings Ltd. (Note 7). The Company has also established a wholly-owned subsidiary, RenaissanceRe Capital Trust II, which is a financing subsidiary available to issue certain types of securities on behalf of the Company. As of December 31, 2001, no such securities had been issued. Certain comparative information has been reclassified to conform with the current year presentation.

USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The significant estimates reflected in the Company's financial statements include, but are not limited to, the reserves for claims and claim expenses and the related losses and premiums recoverable.

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

GOODWILL
The Company amortizes goodwill on a straight-line basis over the expected recovery period, principally twenty years. Goodwill is periodically reviewed for impairment and amounts deemed unrecoverable are adjusted accordingly. Goodwill is included in other assets on the consolidated balance sheet and is expensed through corporate expenses in the consolidated statement of income. The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, the Company's goodwill existing at December 31, 2001 will cease to be amortized effective January 1, 2002, and will, thereafter, be subject to an annual impairment review. The adoption of SFAS 142 will have no significant impact on the Company's financial statements.

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

STOCK INCENTIVE COMPENSATION PLANS
The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not necessarily developed for use in valuing employee stock options. It is the opinion of management that disclosure of the pro-forma impact of fair values provides a more relevant and informative presentation of the impact of stock options issued to employees than financial statement recognition of such amounts.

TAXATION
The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance against the deferred tax asset is provided for if and when the Company believes that a portion of the deferred tax asset may not be realized in the near term.

NOTE 3. INVESTMENTS

The amortized cost, fair value and related unrealized gains and losses on fixed maturity investments are as follows:

----------------------------------------------------------------------------------------------------------
                                                                   Gross           Gross
                                               Amortized         Unrealized      Unrealized         Fair
At December 31, 2001                             Cost               Gains           Losses          Value
----------------------------------------------------------------------------------------------------------


U.S. asset backed securities             $      292,175      $     3,804       $   (1,188)     $   294,791
U.S. corporate bonds                            275,265            4,861           (2,885)         277,241
U.S. Government bonds                           272,698            3,972             (774)         275,896
U.S. mortgage backed securities                 201,209            3,196             (689)         203,716
Non-U.S. government bonds                       160,732            5,399             (760)         165,371
Non-U.S. corporate bonds                         64,109            2,673           (1,314)          65,468
                                         --------------     ------------       ----------      -----------
                                         $    1,266,188     $     26,840       $  (10,545)     $ 1,282,483
                                         ==============     ============       ==========      ===========


                                                                   Gross           Gross
                                               Amortized        Unrealized        Unrealized       Fair
At December 31, 2000                             Cost              Gains           Losses          Value
----------------------------------------------------------------------------------------------------------



U.S. asset backed securities             $      201,828      $     3,628       $      (17)        $205,439
U.S. corporate bonds                            229,466            4,394           (8,587)         225,273
U.S. Government bonds                           264,183            3,725              (14)         267,894
U.S. mortgage backed securities                 100,651            2,276             (213)         102,714
Non-U.S. government bonds                       107,312            4,010           (1,100)         110,222
Non-U.S. corporate bonds                         18,310              257           (2,007)          16,560
----------------------------------------------------------------------------------------------------------
                                         $      921,750      $    18,290       $  (11,938)      $  928,102
----------------------------------------------------------------------------------------------------------

Contractual maturities of fixed maturity securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                                    At December 31, 2001
                                                   Amortized          Fair
                                                     Cost            Value
--------------------------------------------------------------------------------

Due within one year                         $        10,589     $    10,797
Due after one through five years                    487,302         494,286
Due after five through ten years                    184,747         185,473
Due after ten years                                  90,166          93,420
U.S. asset backed securities                        292,175         294,791
U.S. mortgage backed securities                     201,209         203,716
--------------------------------------------------------------------------------
                                            $     1,266,188     $ 1,282,483
--------------------------------------------------------------------------------

The following table summarizes the composition of the fair value of the fixed maturity portfolio by ratings assigned by rating agencies (e.g. Standard & Poors Corporation) or, with respect to non-rated issues, as estimated by the Company's investment managers.

--------------------------------------------------------------------------------
                                                   At December 31,
                                                        2001          2000
--------------------------------------------------------------------------------
                                            AAA        69.9%         69.1%
                                             AA         7.6           9.4
                                              A         6.3           5.5
                                            BBB         7.3           5.1
                                             BB         2.7           2.9
                                              B         4.4           5.5
                                            CCC         0.6           0.3
                                             CC         0.2           0.1
                                              D         0.1            -
                                             NR         0.9           2.1
--------------------------------------------------------------------------------
                                                      100.0%        100.0%
--------------------------------------------------------------------------------

INVESTMENT INCOME
The components of net investment income are as follows:


------------------------------------------------------------------------------------------
                                                              Year Ended December 31,
                                                       2001          2000           1999
-----------------------------------------------------------------------------------------

Fixed maturities and other investments           $    66,123    $   62,588    $    52,470
Short term investments                                 7,785         6,213          6,200
Cash and cash equivalents                              3,285        10,858          2,898
-----------------------------------------------------------------------------------------
                                                      77,193        79,659         61,568
Investment expenses                                    2,037         1,791          1,234
-----------------------------------------------------------------------------------------
Net investment income                            $    75,156    $   77,868    $    60,334
-----------------------------------------------------------------------------------------

The analysis of realized gains (losses) and the change in unrealized gains (losses) on investments is as follows:


-----------------------------------------------------------------------------------------
                                                           Year Ended December 31,
                                                     2001           2000            1999
-----------------------------------------------------------------------------------------
Gross realized gains                            $    78,247     $   11,173     $    4,619
Gross realized losses                               (60,151)       (18,324)       (20,339)
-----------------------------------------------------------------------------------------
Net realized gains (losses) on investments           18,096         (7,151)       (15,720)
Unrealized gains (losses)                             9,464         25,301        (13,326)
-----------------------------------------------------------------------------------------
Total realized and unrealized gains (losses)
   on investments                               $    27,560     $   18,150     $  (29,046)
-----------------------------------------------------------------------------------------

At December 31, 2001 approximately $12.1 million (2000 - $15.0 million) of cash and investments at fair value were on deposit with various regulatory authorities as required by law.

ALTERNATIVE INVESTMENTS
Included in other investments are investments in hedge funds and a fund holding bank loans of $28.4 million (2000 - $15.5 million) and private equity investments of $4.9 million (2000 - $1.7 million). The Company has committed capital to its private equity partnerships of $25.0 million, of which $5.0 million has been contributed at December 31, 2001.

CATASTROPHE LINKED INSTRUMENTS
The Company has assumed and ceded risk through catastrophe linked securities and derivative instruments under which losses or recoveries are triggered by an industry loss index or geological or physical variables. During 2001, 2000 and 1999, the Company recognized gains on these contracts of $2.7 million, $nil, and $2.5 million, respectively, which are included in other income. The fair value of these contracts at December 31, 2001 is a loss of $1.0 million, which is reflected in other income. Also included in other income are payments of $7.3 million for derivative type contracts to protect the Company's property catastrophe reinsurance business.

NOTE 4. CEDED REINSURANCE

The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $155.7 million, $149.8 million and $128.1 million for 2001, 2000 and 1999, respectively.

Other than loss recoveries, certain of the Company's ceded reinsurance contracts also provide for recoveries of additional premiums, reinstatement premiums and lost no claims bonuses which are incurred when losses are ceded to reinsurance contracts. Total recoveries netted against premiums and claims and claim expenses incurred were $160.4 million, $52.0 million and $255.3 million for 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company has recorded a $7.5 million valuation allowance against these recoveries.

Included in losses and premiums recoverable as of December 31, 2001, are recoverables of $14.4 million (2000 - $23.2 million) which relate to a retroactive reinsurance contract entered into by Stonington. SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," requires that adverse development of the reserves covered by this contract be reflected in the Company's statement of income when the adverse development becomes known. However, the offsetting recovery under the contract is required to be deferred and recognized into income, as a reduction to claims and claim expenses as payments are received from the reinsurer. The balance of the deferred recovery as of December 31, 2001 and 2000 was $8.4 million and $13.9 million, respectively.

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

For both the Company's reinsurance and primary operations, the Company uses statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported ("IBNR") reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:


-------------------------------------------------------------------------------------------
                                                             Year Ended December 31,
                                                   2001              2000           1999
-------------------------------------------------------------------------------------------

Net reserves as of January 1                $     237,014    $      174,913    $   197,512
Net incurred related to:
Current year                                      165,914           100,168        111,720
Prior years                                       (15,997)            8,436        (34,579)
-------------------------------------------------------------------------------------------
Total net incurred                                149,917           108,604         77,141
-------------------------------------------------------------------------------------------
Net paid related to:
Current year                                       20,470            12,545         44,701
Prior years                                        11,140            33,958         55,039
-------------------------------------------------------------------------------------------
Total net paid                                     31,610            46,503         99,740
-------------------------------------------------------------------------------------------
Total net reserves as of December 31              355,321           237,014        174,913
Losses recoverable as of December 31              217,556           166,597        303,688
-------------------------------------------------------------------------------------------
Total gross reserves as of December 31      $     572,877    $      403,611    $   478,601
-------------------------------------------------------------------------------------------

The prior year development in 2001 was due primarily to net additional recoveries on 1999 property catastrophe loss events. The prior year development in 2000 was due primarily to development on the 1999 losses related to the European storms. During 1999, the prior year development was due primarily to favorable development on property catastrophe reserves for 1998 and prior. The Company's total gross reserve for incurred but not reported claims was $286.7 million as of December 31, 2001 (2000 - $228.8 million).

NOTE 6. DEBT

The Company has a $310 million committed revolving credit and term loan agreement with a syndicate of commercial banks. During the third quarter of 2001, the Company repaid its borrowings of $16.5 million on this facility. As of December 31, 2001 there was no outstanding balance, compared to $8.0 million outstanding at December 31, 2000. Interest rates on the facility are based on a spread above LIBOR and averaged 5.45 percent during 2001 (7.03 percent in 2000). The credit agreement contains certain financial covenants including requirements that consolidated debt to capital does not exceed a ratio of 0.35:1; consolidated net worth must exceed the greater of $100 million or 125 percent of consolidated debt; and 80 percent of invested assets must be rated BBB- by S&P or Baa3 by Moodys Investor Service or better. The Company was in compliance with all the covenants of this revolving credit and term loan agreement as at December 31, 2001. The fair value of the borrowings approximate the carrying value because such loans reprice frequently.

In July 2001, the Company issued $150 million of 7% Senior Notes due July 2008. The Company used a portion of the proceeds to repay $16.5 million of outstanding amounts under the $310 million revolving credit and term loan agreement. Interest on the notes is payable on January 15 and July 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a "make-whole" premium; however, the Company has no current intentions of calling the notes. The notes, which are senior obligations of the Company, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. As of December 31, 2001 the fair value of the notes is $151.1 million.

Renaissance U.S. has an $18.5 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 4.71 percent during 2001 (6.98 percent in 2000). As of December 31, 2001 the balance outstanding was $33.5 million (2000 - $42 million). The credit agreement contains certain financial covenants, the primary one being that, RenaissanceRe, be its principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan has mandatory repayment provisions approximating $9 million per year in each of years 2002 and 2003. The loan facility of $15 million is repayable in 2003. During 2001, the Company repaid the second installment of $8.5 million in accordance with the terms of the loan. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at December 31, 2001. The fair value of the borrowings approximate the carrying values because such loans reprice frequently.

Interest payments on the above debt totaled $7.3 million, $17.2 million and $8.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7. MINORITY INTERESTS

CAPITAL SECURITIES
On March 7, 1997 the Company issued $100 million of Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely $103,092,783 of the Company's 8.54 percent junior subordinated debentures due March 1, 2027 ("Capital Securities") issued by the Trust. The capital securities pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually. The Trust is a wholly owned subsidiary of the Company and is consolidated into the Company's consolidated financial statements. The capital securities and the related dividends, are reflected in the consolidated financial statements as a minority interest.

During 2000 and 1999 the Company repurchased $2.0 million and $10.4 million of the capital securities, respectively, recognizing gains of $0.5 million and $1.8 million, respectively, which are reflected as a change in shareholder's equity. No capital securities were repurchased in 2001.

DAVINCI
In October 2001, the Company formed DaVinci with other equity investors. The company currently owns a minority economic interest but controls a majority of the outstanding voting rights. The results of DaVinci are reflected in the consolidated financial statements of the Company. The portion of DaVinci's operations that relate to the minority shareholders is reflected in the consolidated financial statements as minority interest.


NOTE 8. SHAREHOLDERS' EQUITY

The aggregate authorized capital of the Company is 325,000,000 shares consisting of 225,000,000 common shares and 100,000,000 preference shares. The Company's 225,000,000 authorized $1.00 par value common shares consist of three separate series with differing voting rights as follows:

-----------------------------------------------------------------------------------------------------------
                                                                           At December 31, 2001
                                                                   Remaining Authorized         Outstanding
-----------------------------------------------------------------------------------------------------------
Full Voting Common Shares
  (includes all shares registered and available to the public)     175,738,949                  21,447,683


Diluted Voting Class I Common Shares                                12,590,585                   1,183,200


Diluted Voting Class II Common Shares                                  185,532                           -
-----------------------------------------------------------------------------------------------------------
                                                                   188,515,066                  22,630,883
-----------------------------------------------------------------------------------------------------------


On October 15, 2001, the Company issued 2.5 million common shares for proceeds, net of fees, discounts and commissions, of approximately $232.5 million. Costs associated with the sale of the shares, totaling approximately $3.2 million, were deducted from the related proceeds. The net amount received in excess of common share par value was recorded in additional paid-in capital.

In November 2001, the Company issued 6,000,000 $1.00 par value Series A preference shares at $25.00 per share. The shares may be redeemed at $25.00 per share at the Company's option on or after November 19, 2006. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 8.10% when, if, and as declared by the Board of Directors. If the Company submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of our preference shares to vote as a single class, the Company may redeem the shares prior to November 19, 2006 at $26.00 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company.

The Diluted Voting I Shares and the Diluted Voting II Shares (together the Diluted Voting Shares) were authorized at a special general meeting of shareholders on December 23, 1996. Subsequent to the authorization, affiliates and other parties related to General Electric Investment Corporation ("GEI") exchanged 5.7 million common shares for 4.2 million Diluted Voting I Shares and
1.5 million Diluted Voting II Shares, and as such are the sole holders of such diluted voting securities.

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

In February and May of 2000, the Board authorized share repurchase programs of $25.0 million each. The value of the remaining shares authorized under the repurchase programs is $27.1 million. For the year ended December 31, 2000 the Company repurchased 671,900 common shares at an aggregate price of $25.1 million. During 1999 the Company repurchased a total of 2,226,700 common shares at an aggregate price of $80.1 million. No shares were repurchased during 2001. Common shares repurchased by the Company are normally cancelled and retired.

During 2001 and 2000, GEI completed the sale of 0.3 million and 1.0 million Diluted Voting I Shares, respectively, pursuant to shelf registrations on Form S-3. The Diluted Voting I shares sold by GEI were subsequently converted into common shares.

On November 17, 1999, the Company purchased and cancelled 700,000 common shares at $38.00 per share for an aggregate purchase price of $26.6 million from one of the Company's founding institutional shareholders.

NOTE 9. EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to account for its weighted average shares. The numerator in both the Company's basic and diluted earnings per share calculations is identical. The following table sets forth the reconciliation of the denominator from basic to diluted weighted average shares outstanding (in thousands of per share amounts):

--------------------------------------------------------------------------------
                                              Year Ended December 31,
--------------------------------------------------------------------------------
                                         2001         2000          1999
--------------------------------------------------------------------------------

Weighted average shares - basic          19,830       19,034        20,444
Per share equivalents of employee
  stock options and restricted shares       967          542           184
--------------------------------------------------------------------------------
  Weighted average shares - diluted      20,797       19,576        20,628
--------------------------------------------------------------------------------


NOTE 10. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

Other assets include the Company's investment in Top Layer Re of $23.4 million. Top Layer Re, which is 50% owned by Renaissance Reinsurance, is carried using the equity method. The Company's earnings from Top Layer Re and the Company's performance-based fee from OPCat totaled $18.0 million for the year ended December 31, 2001 (2000 - $9.8 million) and are included in other income. During 2001 and 2000, the Company also received distributions from Top Layer Re of $7.5 million and $1.2 million, respectively.

During the years ended December 31, 2001, 2000 and 1999, the Company received 79.9%, 78.3%, and 78.8%, respectively, of its premium assumed from its four largest reinsurance brokers. Subsidiaries and affiliates of the Benfield Group PLC, Marsh Inc., Willis Faber and AON Re Group accounted for approximately 28.0%, 23.0%, 14.0% and 11.9%, respectively, of the Company's premiums written in 2001.

NOTE 11. DIVIDENDS

During 2001, four regular quarterly dividends of $0.40 per share were paid to shareholders of record as of February 20, May 18, August 14, and November 22. During 2000, four regular quarterly dividends of $0.375 per share were paid to shareholders of record as of February 17, May 18, August 17, and November 16. During 1999, four regular quarterly dividends of $0.35 per share were paid to shareholders of record as of February 18, May 28, August 19, and November 18. The total amount of dividends paid to holders of the Common Shares during 2001, 2000 and 1999 was $32.8 million, $29.2 million and $28.9 million, respectively.


NOTE 12. TAXATION

Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. Income from the Company's U.S.-based subsidiaries is subject to taxes imposed by U.S. authorities. Renaissance Reinsurance of Europe is subject to the taxation laws of Ireland.

Income tax expense consists of:
--------------------------------------------------------------------------------
                                              At December 31, 2001
                                  Current         Deferred          Total
--------------------------------------------------------------------------------

U.S. federal                 $    2,369       $   11,872        $   14,241
U.S. state and local                 21               -                 21
--------------------------------------------------------------------------------
                             $    2,390       $   11,872        $   14,262
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred taxes assets and deferred tax liabilities are presented below:

-----------------------------------------------------------------------------------------
                                                                      At December 31,
                                                                    2001          2000
-----------------------------------------------------------------------------------------

Deferred tax assets:
Allowance for doubtful accounts                                $   1,627         $  583
Claims reserves, principally due to discounting for tax            1,071          1,726
Retroactive reinsurance gain                                       2,861          4,716
Net operating loss carryforwards                                  19,710         16,980
Others                                                             1,614          3,649
-----------------------------------------------------------------------------------------
                                                                  26,883         27,654

Deferred tax liabilities:
Other                                                               (480)           (883)
-----------------------------------------------------------------------------------------
Net deferred tax asset before valuation allowance                 26,403          26,771
Valuation allowance                                              (22,155)         (8,218)
-----------------------------------------------------------------------------------------
Net deferred tax asset                                         $   4,248       $  18,553
-----------------------------------------------------------------------------------------


The net deferred tax asset is included in other assets on the consolidated balance sheet. The net operating loss carryforward of $58.5 million (2000 - $49.9 million) is available to offset regular taxable U.S. income during the carryforward period (through 2020).

During 2001, the Company recorded additions to the valuation allowance of $14.0 million against the net deferred tax asset. Although the net operating losses which gave rise to a deferred tax asset have a carryforward period through 2020, the Company's U.S. operations did not generate significant taxable income during the years ended December 31, 2001 and 2000. Accordingly, under the circumstances, and until the Company's U.S. operations begin to generate significant taxable income, the Company believes that it is necessary to establish and maintain a valuation allowance against a significant portion of the net deferred tax asset.

NOTE 13. GEOGRAPHIC INFORMATION

Financial information relating to gross premiums by geographic region is as follows:


--------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                                 2001      2000      1999
--------------------------------------------------------------------------------
United States and Caribbean               $  180,305   $ 145,871   $ 173,598
Worldwide                                     93,474      98,923      46,712
Worldwide (excluding U.S.) (1)                45,111      60,382      27,276
Other                                         22,433       9,559       2,370
Europe                                        20,414      22,071      26,437
Australia and New Zealand                     12,159       8,280       3,212
Specialty reinsurance premium (2)             77,468      37,730       2,740
--------------------------------------------------------------------------------
Total reinsurance                            451,364     382,816     282,345
United States-primary                         49,957      50,186      68,960
--------------------------------------------------------------------------------
Total gross written premium               $  501,321   $ 433,002   $ 351,305
--------------------------------------------------------------------------------

(1) The category "Worldwide (excluding U.S.)" reflects contracts that cover more than one geographic region (other than the U.S.). The Company's exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2) The category "Specialty reinsurance" includes coverages related to non-catastrophe reinsurance risks assumed by us. These coverages primarily include exposure to claims from accident and health, aviation, finite, and satellite risks assumed by us.


NOTE 14. SEGMENT REPORTING

The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business. Also included in the primary segment are auto and aviation coverages written by Stonington, which have been substantially reinsured.

The activities of the Company's Bermuda and U.S. holding companies are the primary contributors to the results reflected outside of the reinsurance and primary segments. The pre-tax loss of the holding companies primarily consisted of interest expense on bank loans, the minority interest on the capital securities, and realized investment losses on the sales of investments, partially offset by investment income on the assets of the holding companies and, for 2001, income related to the Company's index based contracts.

Data for the years ended December 31, 2001, 2000 and 1999 was as follows:


----------------------------------------------------------------------------------------------
Year Ended December 31, 2001      Reinsurance          Primary          Other           Total
----------------------------------------------------------------------------------------------
Gross premiums written          $    451,364          $    49,957     $      -     $  501,321
Net premiums written                 326,680               12,867            -        339,547
Total revenues                       417,518               17,467         5,909       440,894
Income (loss) before taxes           192,602                2,673       (15,229)      180,046

Assets                             2,062,547              348,796       232,309     2,643,652
----------------------------------------------------------------------------------------------

Claims and claim expense ratio          46.8%               (30.9%)           -          45.0%
Underwriting expense ratio              22.2                149.6             -          25.2
----------------------------------------------------------------------------------------------
Combined ratio                          69.0%               118.7%            -          70.2%
----------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------
Year Ended December 31, 2000      Reinsurance            Primary         Other          Total
----------------------------------------------------------------------------------------------

Gross premiums written           $   382,816          $    50,186      $      -     $ 433,002
Net premiums written                 287,941                5,362             -       293,303
Total revenues                       325,637               13,280         10,818      349,735
Income (loss) before taxes           150,003               (4,406)       (13,721)     131,876

Assets                             1,169,568              251,740         47,681    1,468,989
----------------------------------------------------------------------------------------------

Claims and claim expense ratio          40.4%                47.0%            -          40.6%
Underwriting expense ratio              26.8                 98.1             -          28.5
----------------------------------------------------------------------------------------------
Combined ratio                          67.2%               145.1%            -          69.1%
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
Year Ended December 31, 1999         Reinsurance          Primary          Other        Total
----------------------------------------------------------------------------------------------

Gross premiums written           $   282,345          $    68,960       $     -     $ 351,305
Net premiums written                 205,192                8,321             -       213,513
Total revenues                       232,715               31,377          6,143      270,235
Income (loss) before taxes           117,408                8,926        (23,618)     102,716

Assets                             1,112,692              274,401        230,150    1,617,243
----------------------------------------------------------------------------------------------

Claims and claim expense ratio          32.7%                52.2%            -          34.9%
Underwriting expense ratio              26.3                 42.9             -          28.1
----------------------------------------------------------------------------------------------
Combined ratio                          59.0%                95.1%            -          63.0%
----------------------------------------------------------------------------------------------

NOTE 15. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

The Company adopted the disclosure-only method under SFAS No. 123, as of December 31, 1996, and continues to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25. In accordance with SFAS No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro-forma footnote purposes with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively; dividend yield of 1.7, 1.9 and 3.4 percent, expected option life of five years for all years, and expected volatility of 30.99, 28.51 and 27.41 percent. The risk-free interest rate was assumed to be 4.8 percent in 2001, 5.0 percent in 2000 and 6.3 percent in 1999. If the compensation cost had been determined based upon the fair value method recommended in SFAS No. 123, the Company's net income would have been $153.2 million, $109.4 million and $100.9 million for each of 2001, 2000 and 1999, respectively, and the Company's earnings per share on a diluted basis would have been $7.37, $5.59 and $4.89 for each of 2001, 2000 and 1999, respectively.

The following is a table of the changes in options outstanding for 2001, 2000 and 1999, respectively:


------------------------------------------------------------------------------------------------------------------------------
                                        Awards                           Weighted
                                    available for       Options       average exercise      Fair value of      Range of
                                       grant         outstanding           price                options      exercise prices
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998           1,414,542        1,619,770        $    35.62

Options granted                       (363,139)         363,139        $    36.42             $ 12.24      $ 33.19 - $ 41.29
Options forfeited                      247,537         (247,537)       $    38.46
Options exercised                            -         (148,504)       $    16.41
Shares turned in or withheld            82,811
Restricted stock issued               (186,625)
Restricted stock forfeited              16,335
                                    ------------------------------------------------------------------------------------------


Balance, December 31, 1999           1,211,461        1,586,868        $    37.22

Options granted                     (1,590,118)       1,590,118        $    49.02             $ 13.51       $ 34.00 - $74.45
Options forfeited                       75,560          (75,560)       $    43.44
Options exercised                            -       (1,078,575)       $    38.73
Shares turned in or withheld           729,360
Restricted stock issued               (236,879)
Restricted stock forfeited               8,970
                                    ------------------------------------------------------------------------------------------


Balance, December 31, 2000             198,354        2,022,851        $    46.50

Authorized                             950,000
Options granted                       (500,289)         500,289        $    92.43             $ 25.69       $ 64.06 - 101.55
Options forfeited                       32,556          (32,556)       $    54.81
Options exercised                            -         (731,679)       $    55.33
Shares turned in or withheld           448,726
Restricted stock issued               (238,916)
Restricted stock forfeited              15,798
                                    ------------------------------------------------------------------------------------------


Balance, December 31, 2001             906,229        1,758,905        $    56.92
                                    ------------------------------------------------------------------------------------------

Total options exercisable at December 31, 2001          857,983
------------------------------------------------------------------------------------------------------------------------------

Under the Company's 2001 Stock Incentive Plan the total number of shares available for distribution as of December 31, 2001 was 906,229 shares. The Plan also allows for the issuance of share-based awards, the issuance of restricted common shares, the issuance of reload options for shares tendered in connection with option exercises and a provision in the calculation of shares available for issuance thereunder by deeming the number of shares tendered to or withheld by the Company in connection with certain option exercises to be so available.

The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock. Under the plan, the total number of shares available for distribution as of December 31, 2001 was 73,944 shares. As of December 31, 2001, the number of options issued to directors and unexercised was 114,000. In 2001, no options to purchase common shares were granted and 1,872 restricted common shares were granted. In 2000, 70,000 options to purchase common shares and 3,328 restricted common shares were granted. In 1999, 12,000 options to purchase common shares and 1,665 restricted common shares were granted. The options and restricted common shares vest ratably over three years.

The Company has also established an employee stock bonus plan. Under the plan, eligible employees may elect to receive a grant of common shares of up to 50 percent of their bonus in lieu of cash, with an associated grant from the Company of an equal number of restricted shares. The restricted common shares vest ratably over a four year period. During the restricted period, the employee receives dividends and votes the restricted common shares, but the restricted shares may not be sold, transferred or assigned. In 2001, 2000 and 1999 the Company issued 50,220, 77,342 and 56,430 shares under this plan, respectively, with fair values of $3.2 million, $2.9 million and $2.0 million, respectively. Additionally, in 2001, 2000 and 1999 the Board of Directors granted 188,696, 159,537 and 130,195 restricted shares with a value of $14.0 million, $6.3 million, and $4.6 million to certain employees. The shares granted to these employees vest ratably over a four to five year period. At the time of grant, the market value of the shares awarded under these plans is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to operations over the vesting period. Compensation expense related to these plans was $7.2 million, $5.5 million, and $3.4 million in 2001, 2000 and 1999, respectively.

In 2000, the Company granted a special option grant to all of its directors and officers equal to three times the normal annual grant. As a result of this special grant, annual option grants were not granted in 2001 and it is not currently anticipated that annual option grants will be granted in 2002. However, during 2001, the Board issued certain special option grants as it deemed appropriate to attract or retain personnel and also retains the right to issue other special grants in the future. The majority of the options granted in 2001 related to options granted to new employees and options issued with respect to shares tendered in connection with option exercises, in accordance with the reload provisions of the Company's Stock Incentive Plan.

All of the Company's employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation.


NOTE 16. STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda ("the Act"), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these subsidiaries of the Company to maintain certain measures of solvency and liquidity during the period. As at December 31, 2001, the statutory capital and surplus of the Bermuda subsidiaries was $1,490.3 million and the amount required to be maintained under Bermuda law was $259.7 million.

Under the Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and are, therefore, restricted as to the payment of dividends in the amount of 25 percent of the prior year's statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet their relevant margins. During 2001, Renaissance Reinsurance and DaVinci paid aggregate cash dividends of $141.9 million and $0.7 million, respectively.

Glencoe is also eligible as an excess and surplus lines insurer in a number of states in America. There are various capital and surplus requirements in these states. Glencoe, as DeSoto's parent company, is required to maintain a minimum of $50 million in capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirements are met.

The Company's U.S. insurance subsidiaries are subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are primarily based upon statutory surplus and statutory net income. The U.S. insurance subsidiaries' combined statutory surplus amounted to $32.6 million at December 31, 2001 and the amount required to be maintained was $24.3 million.

Codification of statutory accounting in the U.S. was generally effective January 1, 2001. Codification did not have a significant impact on the statutory surplus of the Company's U.S. insurance subsidiaries


NOTE 17. COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government bonds, none of the Company's investments exceeded 10 percent of shareholders' equity at December 31, 2001. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options and foreign currency forward contracts for purposes other than trading. The Company anticipates that any such investments would be limited to yield enhancement, duration management, foreign currency exposure management or to obtain an exposure to a particular financial market.

LETTERS OF CREDIT
As of December 31, 2001, the Company's bankers have issued letters of credit of approximately $125.8 million in favor of certain ceding companies. Also, in connection with the Top Layer Re joint venture, the Company has committed $37.5 million of collateral in the form of a letter of credit. The letters of credit are secured by cash and investments of similar amounts.

EMPLOYMENT AGREEMENTS
The Board of Directors has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for severance payments under certain circumstances, as well as accelerated vesting of options and restricted stock grants, under a change in control, as defined therein and by the Company's Stock Option Plan.

EMPLOYEE CREDIT FACILITY
In June of 1997, the Company executed a credit facility in order to encourage direct, long-term ownership of the Company's shares, and to facilitate purchases of the Company's shares by officers of the Company. Under the terms of the facility, the purchases are financed by personal loans to the officers from the bank. Such loans are collateralized by the shares purchased. The Company guarantees the loans, but has recourse to the collateral if it incurs a loss under the guarantee. At December 31, 2001, the bank loans guaranteed by the Company totaled $24.1 million. At December 31, 2001, the common shares that collateralizes the loans had a fair value of $59.2 million.

LITIGATION The Company is party to various lawsuits arising in the normal course of business. The Company does not believe that any of its pending litigation will have a material impact on its consolidated financial statements.

NOTE 18. QUARTERLY FINANCIAL RESULTS (UNAUDITED)
(amounts in tables expressed in thousands of United States dollars, except per share amounts)


-----------------------------------------------------------------------------------------------------------------------------------
                                    Quarter Ended              Quarter Ended             Quarter Ended          Quarter Ended
                                      March 31,                   June 30,               September 30,           December 31,
                                  2001        2000          2001           2000          2001         2000         2001      2000
-----------------------------------------------------------------------------------------------------------------------------------
Gross premiums written        $ 198,208    $ 160,471     $ 122,012      $ 97,650     $ 123,571     $ 122,470   $ 57,530   $ 52,411
-----------------------------------------------------------------------------------------------------------------------------------
Net premiums written          $ 121,232    $ 103,364     $  92,946      $ 64,765     $  79,030     $  85,564   $ 46,339   $ 39,610
-----------------------------------------------------------------------------------------------------------------------------------
Net premiums earned           $  83,900    $  52,765     $  75,531      $ 62,519     $  79,933     $  73,284   $ 93,701   $ 79,113
Net investment income            17,884       18,467        18,270        19,240        18,738        21,236     20,264     19,205
Net foreign exchange
  gains (losses)                   (295)        (137)          233          (169)       (1,051)          447       (554)       237
Other income                      3,869        1,402         3,901         1,709         1,070         2,960      7,404      4,607
Net realized investment
  gains (losses)                  7,615       (6,787)        2,881        (3,594)        4,978         1,482      2,622      1,748
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                  112,973        65,710      100,816        79,705       103,668        99,409    123,437    104,910
-----------------------------------------------------------------------------------------------------------------------------------

Claims and claim
  expenses incurred              41,895       17,713        32,315        24,878        46,986        29,953     28,721     36,060
Acquisition costs                12,545        7,242        10,608         7,602        11,461        11,074     10,745     12,612
Operational expenses              8,512        7,807         9,894         9,065         9,408        11,050     10,789     10,032
Corporate expenses                1,528        2,342         4,780         2,532         1,366           196      3,811      2,952
Interest expense                    864        4,252           683         4,358         2,699         4,639      3,003      3,918
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                   65,344       39,356        58,280        48,435        71,920        56,912     57,069     65,574
-----------------------------------------------------------------------------------------------------------------------------------

Income before minority interest
  and taxes                      47,629       26,354        42,536        31,270        31,748        42,497     66,368     39,336
Minority interest -
  capital securities              1,847        1,859         1,895         1,938         1,823         1,866      1,919      1,919
Minority interest - DaVinci          -             -             -             -             -             -        751          -
-----------------------------------------------------------------------------------------------------------------------------------
Income before taxes              45,782       24,495        40,641        29,332        29,925        40,631     63,698     37,417
Income tax benefit (expense)       (876)        (420)         (302)          388             3        (4,986)   (13,087)       370
-----------------------------------------------------------------------------------------------------------------------------------
Net income                       44,906       24,075        40,339        29,720        29,928        35,645     50,611     37,787
Dividends on preference shares        -            -             -             -             -            -       1,418          -
-----------------------------------------------------------------------------------------------------------------------------------
Net income to common
  shareholders                  $44,906     $ 24,075      $ 40,339      $ 29,720      $ 29,928      $ 35,645   $ 49,193   $ 37,787
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per common
  share - basic                 $  2.34     $   1.25      $   2.09      $   1.58       $  1.54       $  1.89   $   2.29   $   1.97
Earnings per common
  share - diluted               $  2.22     $   1.24      $   2.00      $   1.55       $  1.48       $  1.83   $   2.18   $   1.87
Weighted average
  shares-basic                   19,227       19,266        19,279        18,851        19,377        18,877     21,439     19,141
Weighted average
  shares-diluted                 20,230       19,475        20,151        19,147        20,288        19,520     22,518     20,163

Claims and claim expense ratio     49.9%        33.6%         42.8%         39.8%         58.8%         40.9%      30.7%      45.6%
Underwriting expense ratio         25.1         28.5          27.1          26.7          26.1          30.2       23.0       28.6
-----------------------------------------------------------------------------------------------------------------------------------
Combined ratio                     75.0%        62.1%         69.9%         66.5%         84.9%         71.1%      53.7%      74.2%
-----------------------------------------------------------------------------------------------------------------------------------

                  RENAISSANCERE HOLDINGS LTD AND SUBSIDIARIES.

             INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Pages

Report of Independent Auditors on Schedules..................................S-2

I      Summary of Investments other than Investments in Related
       Parties at December 31, 2001..........................................S-3

II     Condensed Financial Information of the Registrant.....................S-4

III    Supplementary Insurance Information for the years ended
       December 31, 2001, 2000 and 1999......................................S-7

IV     Reinsurance for the years ended December 31, 2001, 2000 and 1999......S-8

VI     Supplementary Information Concerning Property-Casualty
       Insurance Operations..................................................S-9

         Schedules other than those listed above are omitted for the reason that they are not applicable.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

         To the Board of Directors and Shareholders of RenaissanceRe Holdings
Ltd.

         We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 23, 2002; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2001. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Hamilton, Bermuda
January 23, 2002

                                                                      SCHEDULE I

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                       (MILLIONS OF UNITED STATES DOLLARS)

                                                                         YEAR ENDED
                                                                     DECEMBER 31, 2001          AMOUNT AT
                                                                  -----------------------      WHICH SHOWN
                                                                  AMORTIZED        MARKET         IN THE
TYPE OF INVESTMENT:                                                  COST          VALUE      BALANCE SHEET
-------------------                                                  ----          -----      -------------
Fixed Maturities Available for Sale:
   U.S. Government bonds..................................          $272.7          $275.9         $275.9
   U.S. corporate bonds...................................           275.3           277.2          277.2
   Non U.S. government bonds..............................           160.7           165.4          165.4
   Non U.S. corporate bonds...............................            64.1            65.5           65.5
   U.S. asset backed securities...........................           292.2           294.8          294.8
   U.S. mortgage backed securities........................           201.2           203.7          203.7
                                                                  --------        --------       --------
     Subtotal.............................................          1266.2         1,282.5        1,282.5
Other investments.........................................            38.3            38.3           38.3
Short-term investments....................................             7.4             7.4            7.4
Cash and cash equivalents.................................           866.3           866.3          866.3
                                                                  --------        --------       --------
     Total investments, short-term investments,
       cash and cash equivalents...................               $2,178.2        $2,194.5       $2,194.5
                                                                  ========        ========       ========

                                                                     SCHEDULE II

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   RENAISSANCERE HOLDINGS LTD. BALANCE SHEETS
                                (PARENT COMPANY)
         (THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                       DECEMBER 31
                                                                --------------------------
                                                                    2001           2000
                                                                -----------    -----------
                             ASSETS
Cash ........................................................   $   179,365    $     1,538
Investments available for sale ..............................       109,525              -
Other equity investments ....................................         1,510              -
Investment in subsidiaries ..................................     1,173,125        753,503
Dividend receivable .........................................        13,447         34,665
Other assets ................................................        (5,114)        10,564
                                                                -----------    -----------
         Total assets .......................................   $ 1,471,858    $   800,270
                                                                ===========    ===========

                          LIABILITIES
Debt and loans payable ......................................   $   150,000    $     8,000
Minority interest - Company obligated, manditorily
     redeemable capital securities of a subsidiary trust
     holding solely junior subordinated debentures of
     the Company ............................................        87,630         87,630
Other liabilities ...........................................         9,204          3,822
                                                                -----------    -----------
         Total liabilities ..................................       246,834         99,452
                                                                -----------    -----------

                  SHAREHOLDERS' EQUITY
Common Shares: $1 par value-authorized 225,000,000 shares ...
     Issued and outstanding at December 31, 2001 - 22,630,883
     (2000 - 19,621,267) ....................................        22,631         19,621
Additional paid-in capital ..................................       241,992          3,378
Unearned Stock Grant Compensation ...........................       (20,163)       (11,716)
Accumulated other comprehensive income ......................        16,295          6,831
Retained earnings ...........................................       814,269        682,704
                                                                -----------    -----------
         Total shareholders' equity .........................     1,225,024        700,818
                                                                -----------    -----------
                Total liabilities and shareholders' equity ..   $ 1,471,858    $   800,270
                                                                ===========    ===========

                              SCHEDULE II (CONT'D.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           RENAISSANCERE HOLDINGS LTD.
                              STATEMENTS OF INCOME
                                (PARENT COMPANY)
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                                YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                            DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                                            -----------------   -----------------   -----------------
Income:
Investment income ......................................        $   2,068           $  11,122           $   5,945
                                                                ---------           ---------           ---------
Total income ...........................................            2,068              11,122               5,945
                                                                ---------           ---------           ---------
Expenses:
Interest expense .......................................            5,014              14,129               6,805
Corporate expenses .....................................            8,632               2,553               3,120
                                                                ---------           ---------           ---------
Total expenses .........................................           13,646              16,682               9,925
                                                                ---------           ---------           ---------
Loss before equity in net income of subsidiaries & taxes          (11,578)             (5,560)             (3,980)
Equity in net income of Subsidiaries ...................          184,846             140,370             116,509
                                                                ---------           ---------           ---------
Income before minority interests & taxes ...............          173,268             134,810             112,529
Minority interest - Company obligated,
   mandatorily redeemable capital securities of a
   subsidiary trust holding solely junior subordinated
   debentures of the Company ...........................           (7,484)             (7,582)             (8,288)
                                                                ---------           ---------           ---------
Net income before taxes ................................          165,784             127,228             104,241
Income tax expense .....................................               --                  --                  --
                                                                ---------           ---------           ---------
Net income .............................................        $ 165,784           $ 127,228           $ 104,241
Dividends on preference shares .........................           (1,418)                 --                  --
                                                                ---------           ---------           ---------
Net income available to common shareholders ............        $ 164,366           $ 127,228           $ 104,241
                                                                =========           =========           =========

                              SCHEDULE II (CONT'D.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(CONTINUED)
                           RENAISSANCERE HOLDINGS LTD.
                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                                   YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                DECEMBER 31, 2001    DECEMBER 31, 2000    DECEMBER 31, 1999
                                                                -----------------    -----------------    -----------------
Cash flows provided by (applied to) operating activities:
Net income.................................................         $ 165,784            $ 127,228            $ 104,241
Less equity in net income of subsidiaries..................           184,846              140,370              116,509
                                                                    ---------            ---------            ---------
                                                                      (19,062)             (13,142)             (12,268)
Adjustments to reconcile net loss to net cash provided by
   (applied to) operating activities:
Other......................................................           (10,075)              12,436               13,172
                                                                    ---------            ---------            ---------
Net cash provided by (applied to) operating activities.....           (29,137)                (706)                 904
                                                                    ---------            ---------            ---------
Cash flows provided by (applied to) investing activities:
Contributions to subsidiary................................          (381,333)             (11,995)             (14,846)
Proceeds from sales of investments.........................           148,413              450,095              199,562
Purchases of investments...................................          (238,149)            (328,022)            (265,979)
Proceeds from debt issuance................................           148,868                   --                   --
Dividends from subsidiary..................................           178,631               91,528               88,714
                                                                    ---------            ---------            ---------
Net cash provided by (applied to) investing activities.....          (143,570)             201,606                7,451
                                                                    ---------            ---------            ---------
Cash flows provided by (applied to) financing activities:
Purchase of Capital Securities.............................                --               (1,510)              (8,591)
Issuance (repurchase) of Common Shares.....................           247,481              (25,107)             (80,098)
Proceeds from issuance of preferred shares.................           145,275                   --                   --
Dividend to Common Shareholders............................           (34,222)             (29,228)             (28,885)
Net proceeds from (repayment of) bank loan.................            (8,000)            (192,000)             150,000
                                                                    ---------            ---------            ---------
Net cash provided by (applied to) financing activities.....           350,534             (247,845)              32,426
                                                                    ---------            ---------            ---------
Net increase (decrease) in cash and cash equivalents.......           177,827              (46,945)              40,781
Balance at beginning of year...............................             1,538               48,483                7,702
                                                                    ---------            ---------            ---------
Balance at end of year.....................................         $ 179,365            $   1,538            $  48,483
                                                                    =========            =========            =========

                                                                    SCHEDULE III

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                      (THOUSANDS OF UNITED STATES DOLLARS)

                         DECEMBER 31, 2001                                       YEAR ENDED DECEMBER 31, 2001
             -----------------------------------------  ---------------------------------------------------------------------------
                               FUTURE
                               POLICY
                             BENEFITS,                                           BENEFITS,    AMORTIZATION
                DEFERRED      LOSSES,                                             CLAIMS,      OF DEFERRED
                 POLICY      CLAIMS AND                                 NET     LOSSES AND       POLICY         OTHER        NET
              ACQUISITION      CLAIMS       UNEARNED     PREMIUM    INVESTMENT  SETTLEMENT     ACQUISITION    OPERATING   PREMIUMS
                 COSTS        EXPENSES      PREMIUMS     REVENUE      INCOME     EXPENSES         COSTS        EXPENSES    WRITTEN
                 -----        --------      --------     -------      ------     --------         -----        --------    -------
Property....   $   12,814     $572,877      $125,053     $333,065   $   75,156  $  149,917     $   45,359     $   38,603   $339,547
               ==========      =======      ========     ========   ==========  ==========     ==========     ==========   ========

                         DECEMBER 31, 2000                                       YEAR ENDED DECEMBER 31, 2000
             -----------------------------------------  ---------------------------------------------------------------------------
                               FUTURE
                               POLICY
                             BENEFITS,                                           BENEFITS,    AMORTIZATION
                DEFERRED      LOSSES,                                             CLAIMS,      OF DEFERRED
                 POLICY      CLAIMS AND                                 NET     LOSSES AND       POLICY         OTHER        NET
              ACQUISITION      CLAIMS       UNEARNED     PREMIUM    INVESTMENT  SETTLEMENT     ACQUISITION    OPERATING   PREMIUMS
                 COSTS        EXPENSES      PREMIUMS     REVENUE      INCOME     EXPENSES         COSTS        EXPENSES    WRITTEN
                 -----        --------      --------     -------      ------     --------         -----        --------    -------
Property....   $    8,599   $403,611        $112,541     $267,681   $   77,868  $  108,604     $   38,530     $   37,954   $293,303
               ==========   ========        ========     ========   ==========  ==========     ==========     ==========   ========

                         DECEMBER 31, 1999                                       YEAR ENDED DECEMBER 31, 1999
             -----------------------------------------  ---------------------------------------------------------------------------
                               FUTURE
                               POLICY
                             BENEFITS,                                           BENEFITS,    AMORTIZATION
                DEFERRED      LOSSES,                                             CLAIMS,      OF DEFERRED
                 POLICY      CLAIMS AND                                 NET     LOSSES AND       POLICY         OTHER        NET
              ACQUISITION      CLAIMS       UNEARNED     PREMIUM    INVESTMENT  SETTLEMENT     ACQUISITION    OPERATING   PREMIUMS
                 COSTS        EXPENSES      PREMIUMS     REVENUE      INCOME     EXPENSES         COSTS        EXPENSES    WRITTEN
                 -----        --------      --------     -------      ------     --------         -----        --------    -------
Property....   $   14,221   $478,601       $   98,386    $221,117   $   60,334  $   77,141     $   25,500     $   36,768   $213,513
               ==========   ========       ==========    ========   ==========  ==========     ==========     ==========   ========

                                                                     SCHEDULE IV

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                                   REINSURANCE
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                                                           PERCENTAGE
                                                                  CEDED TO       ASSUMED                   OF AMOUNT
                                                     GROSS          OTHER       FROM OTHER       NET        ASSUMED
                                                     AMOUNT       COMPANIES     COMPANIES       AMOUNT       TO NET
                                                     ------       ---------     ---------       ------       ------
Year ended December 31, 2001
     Property Premiums Written..............        $ 49,957     $ 161,774     $451,364      $339,547         133%
                                                    ========     =========     ========      ========
Year ended December 31, 2000
     Property Premiums Written..............        $ 50,186     $ 139,699     $382,816      $293,303         131%
                                                    ========     =========     ========      ========
Year ended December 31, 1999
     Property Premiums Written..............        $ 68,961     $ 137,792     $282,344      $213,513         132%
                                                    ========     =========     ========      ========

                                                                     SCHEDULE VI

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                             (DOLLARS IN THOUSANDS)

                                                      Reserve
                                                        for
                                                       Unpaid
                                          Deferred     Claims
                                           Policy       and      Discount                             Net
Affiliation with                         Acquisition   Claims    if any,    Unearned    Earned    Investment
Registrant                                 Costs      Expenses   Deducted   Premiums   Premiums     Income
----------                                 -----      --------   --------   --------   --------     ------
Consolidated Subsidiaries
     Year ended December 31, 2001        $ 12,814    $572,877    $   --     $125,053   $333,065   $ 75,156
                                         ========    ========    ======     =========  ========   ========
     Year ended December 31, 2000        $  8,599    $403,611    $   --     $112,541   $267,681   $ 77,868
                                         ========    ========    ======     =========  ========   ========
     Year ended December 31, 1999        $ 14,221    $478,601    $   --     $ 98,386   $221,117   $ 60,334
                                         ========    ========    ======     =========  ========   ========


                                        Claims and Claims
                                        Expense Incurred     Amortization
                                           Related to         of Deferred    Paid
                                        -----------------       Policy     Claim and     Net
Affiliation with                        Current     Prior     Acquisition    Claims     Premiums
Registrant                               Year       Years       Costs       Expenses    Written
----------                               ----       -----       -----       --------    -------
Consolidated Subsidiaries
     Year ended December 31, 2001       $165,914  $(15,997)    $ 45,359     $ 31,610   $339,547
                                        ========  ========     ========     ========   ========
     Year ended December 31, 2000       $100,168  $  8,436     $ 38,530      $46,503   $293,303
                                        ========  ========     ========     ========   ========
     Year ended December 31, 1999       $111,720  $(34,579)    $ 25,500      $99,740   $213,513
                                        ========  ========     ========     ========   ========

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    EXHIBITS

                                       TO

                                    FORM 10-K

        Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

                           RenaissanceRe Holdings Ltd.

EXHIBITS
--------

1. The Consolidated Financial Statements of RenaissanceRe and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Report.

2. The Schedules to the Consolidated Financial Statements of RenaissanceRe are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3.1      Memorandum of Association.*

3.2      Amended and Restated Bye-Laws.#

3.3      Memorandum of Increase in Share Capital of RenaissanceRe.##

4.1      Specimen Common Share certificate.*

10.1     RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.2 Fourth Amended and Restated Employment Agreement, dated as of March 13, 2001, between Renaissance Reinsurance Ltd. and James N. Stanard.@@@

10.3 Employment Agreement, dated as of February 4, 1998, between Renaissance Reinsurance Ltd. and William I. Riker.###

10.4 Employment Agreement, dated as of July 1, 1999, between Renaissance Reinsurance Ltd. and David A. Eklund.@@

10.5 Employment Agreement, dated as of October 17, 1997, between Renaissance Reinsurance Ltd. and John M. Lummis. @@

10.6 Employment Agreement, dated as of June 1, 2000, between Renaissance Reinsurance Ltd. and John D. Nichols.

10.7 Credit Agreement, dated as of October 5, 1999, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Deutsche Bank AG, as LC Issuer and Syndication Agent, Fleet National Bank, as Co-Agents, and Bank of America, National Association, as Administrative Agent for the Lenders.++

10.8 Accession Agreement dated as of November 8, 1999, among RenaissanceRe Holdings Ltd. (the "Borrower"), Bank of America, National Association, as Administrative Agent (the "Administrative Agent"), Deutsche Bank AG, New York Branch, as LC Issuer (the "LC Issuer") and Mellon Bank, N.A., relating to the Credit Agreement dated as of October 5, 1999, among the Borrower, certain financial institutions which are signatories thereto, the LC Issuer and the Administrative Agent. @@

10.9 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.###

10.10 RenaissanceRe Holdings Ltd. Amended and Restated Non-Employee Director Stock Plan.###

10.11 Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.12 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.^

10.13 Indenture, dated as of March 7, 1997, among RenaissanceRe, as Sponsor, and The Bank of New York, as Debenture Trustee.^

10.14 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe and The Bank of New York, as Trustee.^

10.15 Registration Rights Agreement, dated March 7, 1997, among RenaissanceRe, the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc.^

10.16 Credit Agreement between Renaissance U.S. Holdings, Inc., the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of June 24, 1998.#

10.17 First Amendment to Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31, 1998.@

10.18 Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America National Trust & Savings Association.#

10.19    RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.@@@

10.20 Amendment No. 1 to the 2001 RenaissanceRe Stock Incentive Plan, dated May 4, 2001.

10.21 Amendment No. 3 to the RenaissanceRe Second Amended and Restated 1993 Stock Incentive Plan, dated May 4, 2001.

10.22 Amendment No. 1 to the RenaissanceRe Non-Employee Director Stock Plan, dated February 5, 2002.

10.23 Amendment No. 2 to the 2001 Stock Incentive Plan of RenaissanceRe, dated February 5, 2002.

10.24 Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between RenaissanceRe and Fleet National Bank.

10.25 Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.@@@@

10.26 Senior Indenture, dated as of July 1, 2001, between RenaissanceRe, as Issuer, and Bankers Trust Company, as Trustee.+++

10.27 First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe, as Issuer, and Bankers Trust Company, as Trustee.+++

21.1     List of Subsidiaries of the Registrant.

23.1     Consent of Ernst & Young.

27.1     Financial Data Schedule for the Year Ended December 31, 2001.

(b)      Reports on Form 8-K.

         On October 3, 2001, RenaissanceRe filed a report on Form 8-K, dated October 2, 2001, reporting RenaissanceRe's estimated earnings for the three months ended September 30, 2001 and for the full year ended 2001 and reporting the estimated impact on RenaissanceRe of the September 11th tragedy.

         On October 10, 2001, RenaissanceRe filed a report on Form 8-K, dated October 9, 2001, announcing the formation of DaVinci.

         On October 16, 2001, RenaissanceRe filed a report on Form 8-K, dated October 15, 2001, reporting RenaissanceRe's issuance of 2,500,000 shares of its Common Shares in an underwritten public offering.

         On October 24, 2001, RenaissanceRe filed a report on Form 8-K, dated October 22, 2001, reporting RenaissanceRe's operating income for the three months ended September 30, 2001.

         On November 16, 2001, RenaissanceRe filed a report on Form 8-K, dated November 14, 2001, reporting that RenaissanceRe had entered into an underwriting agreement covering the sale by RenaissanceRe of 6,000,000 of its 8.10% Series A Preferred Shares.

--------------------------------------------------------------------------------

* Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

^ Incorporated by reference to RenaissanceRe's Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.

+ Incorporated by reference to RenaissanceRe's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on October 22, 1997.

++ Incorporated by reference to RenaissanceRe's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 21, 1997.

# Incorporated by reference to RenaissanceRe's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 4, 1998.

## Incorporated by reference to RenaissanceRe's Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998.

### Incorporated by reference to RenaissanceRe's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1999.

@ Incorporated by reference to RenaissanceRe's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999.

@@       Incorporated by reference to RenaissanceRe's Annual Report on Form
         10-K for the year ended December 31, 1999, filed with the Commission on March 30, 2000.

@@@ Incorporated by reference to RenaissanceRe`s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

@@@@     Incorporated by reference to RenaissanceRe's Current Report on
         Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

+++ Incorporated by reference to RenaissanceRe's Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.