Form 10-Q
period 2002-03-31
RENAISSANCERE HOLDINGS LTD
filed 2002-05-15
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of March 31, 2002 was 22,748,069

     Total number of pages in this report: 25

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

         ITEM 1 --    Financial Statements

                  Consolidated Balance Sheets as at March 31, 2002                                       3
                  (Unaudited) and December 31, 2001

                  Unaudited Consolidated Statements of Operations for                                    4
                  the three-month periods ended March 31, 2002 and 2001

                  Unaudited Consolidated Statements of Changes in Shareholders'                          5
                  Equity for the three-month periods ended March 31, 2002 and 2001

                  Unaudited Consolidated Statements of Cash Flows                                        6
                  for the three-month periods ended March 31, 2002 and 2001

                  Notes to Unaudited Consolidated Financial Statements                                   7

         ITEM 2 --    Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                                           11

         ITEM 3 --    Quantitative and Qualitative Disclosures About Market Risk                        23

PART II - OTHER INFORMATION                                                                             24

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

PART I - FINANCIAL INFORMATION
Item 1 - Financial statements


                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (in thousands of United States Dollars, except per share amounts)

                                                                                        AS AT
                                                                         ---------------------------------------
                                                                         MARCH 31, 2002       DECEMBER 31, 2001
                                                                         --------------       ------------------
ASSETS                                                                     (UNAUDITED)             (AUDITED)
Fixed maturity investments available for sale, at fair value
  (Amortized cost $1,545,137 and $1,266,188 at March 31, 2002
     and December 31, 2001, respectively)                                $    1,551,140       $       1,282,483
Short term investments, at cost                                                  10,131                   7,372
Other investments                                                                49,965                  38,307
Cash and cash equivalents                                                       709,743                 866,268
                                                                         --------------       -----------------
     Total investments and cash                                               2,320,979               2,194,430

Premiums receivable                                                             348,113                 102,202
Ceded reinsurance balances                                                       77,828                  41,690
Losses and premiums recoverable                                                 213,558                 217,556
Accrued investment income                                                        18,192                  17,696
Deferred acquisition costs                                                       42,345                  12,814
Other assets                                                                     69,734                  57,264
                                                                         --------------       -----------------
   TOTAL ASSETS                                                          $    3,090,749       $       2,643,652
                                                                         ==============       =================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for claims and claim expenses                                    $      610,493       $         572,877
Reserve for unearned premiums                                                   402,797                 125,053
Debt                                                                            183,500                 183,500
Reinsurance balances payable                                                    135,923                 115,967
Other                                                                            71,777                  58,650
                                                                         --------------       -----------------
   TOTAL LIABILITIES                                                          1,404,490               1,056,047
                                                                         --------------       -----------------

MINORITY INTEREST - Company obligated mandatorily redeemable
  Capital Securities of a subsidiary trust holding solely junior
  subordinated debentures of the Company                                         84,630                  87,630
MINORITY INTEREST - DaVinci                                                     308,530                 274,951

SHAREHOLDERS' EQUITY
Series A Preference Shares                                                      150,000                 150,000
Common shares and additional paid-in capital                                    263,173                 264,623
Unearned stock grant compensation                                               (17,968)                (20,163)
Accumulated other comprehensive income                                            6,003                  16,295
Retained earnings                                                               891,891                 814,269
                                                                         --------------       -----------------

   TOTAL SHAREHOLDERS' EQUITY                                                 1,293,099               1,225,024
                                                                         --------------       -----------------
   TOTAL LIABILITIES, MINORITY INTEREST, AND
   SHAREHOLDERS' EQUITY                                                  $    3,090,749       $       2,643,652
                                                                         ==============       =================

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001
        (in thousands of United States Dollars, except per share amounts)
                                   (Unaudited)

                                                              2002                2001
                                                          ------------       ------------
REVENUES
   Gross Premiums Written                                 $    460,834       $    198,208
                                                          ============       ============
   Net premiums written                                   $    379,096       $    121,232
   Increase in unearned premiums                              (228,788)           (37,332)
                                                          ------------       ------------
   Net premiums earned                                         150,308             83,900
   Net investment income                                        22,783             17,884
   Net foreign exchange losses                                  (1,950)              (296)
   Other income                                                  8,129              3,868
   Net realized gains on investments                               686              7,616
                                                          ------------       ------------
   TOTAL REVENUES                                              179,956            112,972
                                                          ------------       ------------

EXPENSES
   Claims and claim expenses incurred                           43,118             41,895
   Acquisition expenses                                         18,549             12,545
   Operational expenses                                         10,663              8,512
   Corporate expenses                                            2,690              1,528
   Interest expense                                              2,714                864
                                                          ------------       ------------
   TOTAL EXPENSES                                               77,734             65,344
                                                          ------------       ------------

Income before minority interest and taxes                      102,222             47,628
Minority interest - Company obligated mandatorily
   redeemable Capital Securities of a subsidiary
   trust holding solely junior subordinated
   debentures of the Company                                     1,833              1,847

Minority interest - DaVinci                                      9,477               --
                                                          ------------       ------------
Income before taxes                                             90,912             45,781

Income tax expense                                                 596                876
                                                          ------------       ------------
   NET INCOME                                                   90,316             44,905

Dividends on Series A Preference Shares                          3,038               --
                                                          ------------       ------------
   NET INCOME AVAILABLE TO COMMON SHAREHOLDERS            $     87,278       $     44,905
                                                          ============       ============

Earnings per Common Share - basic                         $       3.92       $       2.34
Earnings per Common Share - diluted                       $       3.75       $       2.22

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                            2002              2001
                                                                       -------------      -------------
Series A Preference Shares
     Balance --beginning and end of period                             $     150,000      $        --
                                                                       -------------      -------------

Common Stock & additonal paid-in capital
     Balance -- January 1                                                    264,623             22,999
     Exercise of options, and issuance of stock and restricted
         stock awards                                                         (1,407)             7,314
     Secondary offering expenses                                                 (73)              --
     Repurchase of Capital Securities                                             30               --
                                                                       -------------      -------------
     Balance -- March 31                                                     263,173             30,313
                                                                       -------------      -------------
Unearned stock grant compensation
     Balance -- January 1                                                    (20,163)           (11,716)
     Restricted stock grants awarded, net                                        212             (7,920)
     Amortization                                                              1,983              1,675
                                                                       -------------      -------------
     Balance -- March 31                                                     (17,968)           (17,961)
                                                                       -------------      -------------
Accumulated other comprehensive income
     Balance -- January 1                                                     16,295              6,831
     Net unrealized gains (losses) on securities, net of
        adjustment (see disclosure)                                          (10,292)             8,144
                                                                       -------------      -------------
     Balance -- March 31                                                       6,003             14,975
                                                                       -------------      -------------
Retained earnings
     Balance -- January 1                                                    814,269            682,704
     Net income                                                               90,316             44,905
     Dividends paid                                                          (12,694)            (7,853)
     Repurchase of shares                                                       --                 --
                                                                       -------------      -------------
     Balance -- March 31                                                     891,891            719,756
                                                                       -------------      -------------

Total Shareholders'Equity                                              $   1,293,099      $     747,083
                                                                       =============      =============

COMPREHENSIVE INCOME
Net income                                                             $      90,316      $      44,905
Other comprehensive income (loss)                                            (10,292)             8,144
                                                                       -------------      -------------
Comprehensive income                                                   $      80,024      $      53,049
                                                                       =============      =============

DISCLOSURE REGARDING NET UNREALIZED GAINS (LOSSES)
Net unrealized holding gains (losses) arising during period            $      (9,606)     $      15,760
Net realized gains included in net income                                       (686)            (7,616)
                                                                       -------------      -------------
Change in net unrealized gains (losses) on securities                  $     (10,292)     $       8,144
                                                                       =============      =============

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                              --------------------------------
                                                                                  2002               2001
                                                                              -------------      -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
      NET INCOME                                                              $      90,316      $      44,905
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET
           CASH PROVIDED BY OPERATING ACTIVITIES

           Amortization and depreciation                                              1,855                (91)
           Net realized investment gains                                               (686)            (7,616)
           Change in:
                    Reinsurance balances, net                                      (225,955)            17,119
                    Ceded reinsurance balances                                      (36,138)           (41,310)
                    Deferred acquisition costs                                      (29,531)            (5,738)
                    Reserve for claims and claim expenses, net                       41,614             20,237
                    Reserve for unearned premiums                                   277,744             78,644
                    Other                                                               317            (31,238)
                                                                              -------------      -------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                       119,536             74,912
                                                                              -------------      -------------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Proceeds from sale of investments                                             870,019            854,004
      Purchase of investments available for sale                                 (1,163,965)          (885,549)
                                                                              -------------      -------------
                    NET CASH USED IN INVESTING ACTIVITIES                          (293,946)           (31,545)
                                                                              -------------      -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
      Dividends paid - common shares                                                 (9,657)            (7,853)
      Dividends paid - Series A preference shares                                    (3,037)              --
      Minority Interests                                                             30,579               --
                                                                              -------------      -------------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              17,885             (7,853)
                                                                              -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (156,525)            35,514

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      866,268            110,571
                                                                              -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     709,743      $     146,085
                                                                              =============      =============

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


1. The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its wholly owned subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), RenaissanceRe Capital Trust (the "Trust") and Renaissance Underwriting Managers, Ltd. ("Renaissance Managers"). The consolidated statements also include the accounts of the Company's partially owned subsidiary, DaVinci Reinsurance Ltd. ("DaVinci").

     RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company." All intercompany transactions and balances have been eliminated on consolidation.

     The Company's principal product is property catastrophe reinsurance, principally provided through Renaissance Reinsurance. The Company acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs on behalf of joint ventures, including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci. DaVinci was formed in October 2001 with other equity investors. The Company owns a minority equity interest in, but controls a majority of the outstanding votings shares of, DaVinci.

     Minority interests represent the interests of external parties in respect of net income and shareholders' equity of the Trust and DaVinci. The Company has also established a wholly-owned subsidiary, RenaissanceRe Capital Trust II ("Capital Trust II"), which is a financing subsidiary available to issue certain types of securities on behalf of the Company. As of March 31, 2002, no such securities have been issued by Capital Trust II. The Trust is the issuer of $84.6 million of outstanding Company obligated mandatorily redeemable preferred capital securities and holds a like amount of junior subordinated debentures issued by the Company. The Company's guarantee of the distributions on the preferred securities issued by the Trust (and, if issued, those of Capital Trust II), when taken together with the Company's obligations under the expense reimbursement agreement with the Trusts, provides a full and unconditional guarantee of amounts due on the Trust preferred securities.

     Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations for any interim period will not necessarily be indicative of results of operations for the full fiscal year.

2. The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $45.6 million and $35.7 million for the three-month periods ended March 31, 2002 and 2001, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to those reinsurance contracts.

     Total recoveries netted against premiums and claims and claim expenses incurred for the three months ended March 31, 2002 were $14.0 million compared to $43.8 million for the three months ended March 31, 2001.

     Included in losses and premiums recoverable are recoverables of $12.7 million which are related to retroactive reinsurance agreements. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," losses related to retroactive reinsurance agreements are required to be included in claims and claim expenses incurred as they become known. However, offsetting recoverables, if any, are deferred and reflected in the statement of operations in future periods, based on the recovery method. As of March 31, 2002, the Company has deferred $7.3 million of recoveries related to a retroactive reinsurance contract. This has been included in other liabilities on the consolidated balance sheet and will be recognized as a reduction in claims and claim expenses incurred in the consolidated statement of operations as amounts are received from the reinsurer.

3. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company's goodwill existing at December 31, 2001 is no longer being amortized but is subject to an annual impairment review. In accordance with the transition provisions of SFAS No. 142, the Company is working on the first step of the transitional goodwill impairment test and expects to have this completed by June 30, 2002. The following table sets forth the effects of adopting SFAS No. 142 on the comparative period income:

     ---------------------------------------------------------------------------
     (in thousands of U.S. dollars expect share and per share data)

                                                              Three months ended
                                                                March 31, 2001
                                                              ------------------

       Net income available to common shareholders, as reported   $    44,905
       Add back: goodwill amortization expense                            139
                                                              ------------------

       Adjusted net income available to common shareholders       $    45,044
                                                              ==================

       Average common shares outstanding - basic                   19,226,892
       Average common shares outstanding - diluted                 20,229,701

       Adjusted per common share data
          Earnings per common share - basic                       $      2.34
          Earnings per common share - diluted                     $      2.23
     ---------------------------------------------------------------------------

     Included in other assets at March 31, 2002 and December 31, 2001 is goodwill of $9.2 million, net of accumulated amortization of $14.0 million. The goodwill recorded by the Company relates entirely to its U.S. primary business segment.

4. For the three month period ended March 31, 2002, the Company paid interest of $2.7 million on its outstanding loans and 7% Senior Notes. For the same period in the previous year the

     Company paid interest $0.9 million on its outstanding loans. See "Financial Condition - Capital Resources and Shareholders' Equity" for further discussion.

5. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

     --------------------------------------------------------------------------------------------------
                                                                           Three months ended March 31,
                                                                             2002              2001
     --------------------------------------------------------------------------------------------------
     (in thousands of U.S. dollars except share and per share data)

     --------------------------------------------------------------------------------------------------
     Numerator:

          Net income available to common shareholders                    $     87,278      $     44,905
                                                                         ============      ============
     Denominator:
          Denominator for basic earnings per common share -
              Weighted average common shares                               22,262,532        19,226,892
          Per common share equivalents of employee stock
              Options and restricted shares                                   999,897         1,002,809
                                                                         ------------      ------------
          Denominator for diluted earnings per common share -
              Adjusted weighted average common shares and
              assumed conversions                                          23,262,429        20,229,701
                                                                         ============      ============
          Basic earnings per common share                                $       3.92      $       2.34
          Diluted earnings per common share                              $       3.75      $       2.22
     --------------------------------------------------------------------------------------------------


6. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.425 per share to shareholders of record on February 19, 2002. On May 2, 2002, the Board of Directors declared a dividend of $0.425 per share payable on May 30, 2002 to shareholders of record on May 16, 2002. The preceding amounts do not reflect the three-for-one share split declared by the Board and payable on the same date. See note 9a. On a post-split basis, the dividend will be $0.142 per share.

7. The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment provides property catastrophe reinsurance as well as other reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business.

     Data for the three month periods ended March 31, 2002 and 2001 are as follows:

     --------------------------------------------------------------------------------------------
     QUARTER ENDED MARCH 31, 2002
     (IN THOUSANDS OF U.S. DOLLARS)

                                             REINSURANCE     PRIMARY       OTHER        TOTAL
                                            -----------------------------------------------------
     Gross premiums written                  $   433,085    $ 27,749     $   -       $  460,834

     Total revenues                             164,406       12,391        3,159       179,956

     Income (loss) before taxes                  89,964        3,057       (2,109)       90,912

     Assets                                   2,659,336      361,686       69,727     3,090,749
                                            -----------------------------------------------------

     Claims and claim expense ratio                28.4%        32.5%        -             28.7%
     Expense ratio                                 17.2%        52.7%        -             19.4%
                                            -----------------------------------------------------
     Combined ratio                                45.6%        85.2%        -             48.1%
                                            =====================================================
     --------------------------------------------------------------------------------------------


     --------------------------------------------------------------------------------------------
     QUARTER ENDED MARCH 31, 2001
     (IN THOUSANDS OF U.S. DOLLARS)

                                             REINSURANCE     PRIMARY       OTHER        TOTAL
                                            -----------------------------------------------------
     Gross premiums written                  $   188,313    $  9,895     $   -       $  198,208

     Total revenues                              108,003       4,254          715       112,972

     Income (loss) before taxes                   45,030       3,386       (2,635)       45,781

     Assets                                    1,367,276     242,157       56,303     1,665,736
                                            -----------------------------------------------------
     Claims and claim expense ratio                53.6%      -133.3%        -             49.9%
     Expense ratio                                 23.0%       123.3%        -             25.1%
                                            -----------------------------------------------------
     Combined ratio                                76.6%       -10.0%        -             75.0%
                                            =====================================================
     --------------------------------------------------------------------------------------------

     The Company's Bermuda holding company is the primary contributor to the results reflected in the "Other" category. The pre-tax loss of the holding company primarily consisted of interest expense on bank loans, the minority interest on the Company's 8.54 percent junior subordinated debentures due March 1, 2027 ("Capital Securities") and corporate expenses, partially offset by realized investment gains on sales of investments and investment income.

8. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

     The Company's U.S. subsidiaries are subject to U.S. tax. The net deferred tax asset of $3.6 million is net of a $23.3 million valuation allowance. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (which expires during the period ranging from 2018 through 2020), subject to certain limitations.

9.   Subsequent Events


     a) On May 2, 2002, the Company announced a three-for-one split of the Company's common shares in the form of a stock dividend. The Company will issue two shares in respect of every one outstanding on the record date. The stock dividend will be paid on May 30, 2002 to shareholders of record on May 16, 2002. Unless expressly stated otherwise, all share and per share amounts in this quarterly report are given on a pre-split basis.

     b) On April 19, 2002, DaVinci entered into a credit agreement with a syndicate of commercial banks providing for a $100.0 million revolving credit facility. As of May 10, 2002, DaVinci borrowed the full $100.0 million available under this facility to repay $100 million bridge financing provided by RenaissanceRe. Interest rates on the facility are based on a spread above LIBOR. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against our affiliates other than DaVinci under this facility. Pursuant to the terms of the $310.0 million facility maintained by RenaissanceRe a default by DaVinci in its obligations will not result in a default under the RenaissanceRe facility. Although the Company only owns a minority of the economic interests of DaVinci, the Company controls a majority of its outstanding voting power and, accordingly, DaVinci is included in the Company's consolidated financial statements; as a result, the replacement of $100 million debt from RenaissanceRe with $100 million of debt from a third party will cause the Company's consolidated debt to increase by $100 million.

     c) On May 10, 2002, the Company completed the purchase of OPCat, formerly a subsidiary of Overseas Partners Ltd. ("OPL"). The Company had previously announced on February 13, 2002 that it would assume the catastrophe reinsurance business which it had previously written on behalf of OPCat. The transactions occurred in connection with OPL's announcement that it will restructure OPL and cause most of its operations to begin an orderly run-off.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of our results of operations for the three month period ended March 31, 2002 and financial condition as of March 31, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

General

We provide reinsurance that is subject to the risk of natural and man-made catastrophes, as well as other lines of reinsurance where risk of natural catastrophe represents a significant component of the overall exposure. Our results depend to a large extent on the frequency and severity of catastrophic events, and the concentration and coverage offered to clients impacted thereby. Our catastrophe reinsurance business includes 1) writing reinsurance on our own behalf and 2) writing reinsurance on behalf of our joint ventures, principally Top Layer Re and DaVinci. We receive fee income based on the performance of these joint ventures. The results of operations from DaVinci are consolidated in our financial statements. Our primary operations principally provide coverage with respect to risks that are also exposed to natural catastrophes.

Recently, we have increased our premiums from specialty lines of reinsurance, including property per risk, aviation, catastrophe-exposed workers compensation coverages, finite and satellite reinsurance. We have also increased our premiums written by Glencoe, which primarily provides catastrophe exposed primary property coverage on an excess and surplus lines basis.

We may write other lines of reinsurance in the future although there can be no assurance that any such premiums will be material to us. From time to time, we may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage and opportunities that will not detract from its core reinsurance operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31,
2001

A summary of the significant components of our revenues and expenses are as follows:

-------------------------------------------------------------------------------------------------
Quarter ended March 31,                                                  2002            2001
-------------------------------------------------------------------------------------------------
     Net underwriting income - Reinsurance (1)                        $  76,541      $  18,716
                                                                      ------------------------
     Net underwriting income - Primary (1)                                1,437          2,232

     Other income                                                         8,129          3,868
     Investment income                                                   22,783         17,884
     Interest and fixed charges                                          (7,585)        (2,711)
     Corporate expenses, taxes & other                                   (5,236)        (2,700)
     Minority Interests                                                  (9,477)           -
                                                                      ------------------------
       Net operating income available to common shareholders (2)         86,592         37,289
     Net realized gains                                                     686          7,616
                                                                      ------------------------
       Net income                                                     $  87,278      $  44,905
                                                                      ========================
     Operating income per common share - diluted                      $    3.72      $    1.84

     Net income per common share - diluted                            $    3.75      $    2.22


(1)  Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.

(2)  Net operating income excludes realized gains and losses on investments.
-------------------------------------------------------------------------------------------------

The $49.3 million increase in operating income in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was primarily the result of the following items:

     o A $48.3 million increase in underwriting income from our reinsurance operations (offset in part by minority interests), which was primarily due to the significant growth in written premium, as noted below, and a corresponding growth in earned premium. Also, during the quarter ended March 31, 2002, the relatively low level of property catastrophe losses increased our underwriting income from the reinsurance operations; plus

     o A $4.3 million increase in other income caused by an increase of $1.6 million from profits and fees from our joint venture activities, plus $2.5 million in gains from contracts triggered by physical variables; less

     o A $2.4 million increase in other charges which primarily relates to a $1.1 million increase in corporate expenses, and a $1.7 million increase in foreign exchange losses.

On a combined basis, increases in investment income and fixed charges in the quarter were immaterial. Individually, each component increased as a result of our capital raising activities during the second half of 2001, where we increased our assets by $532 million through the issuance of $150 million in debt, $150 million in Series A preference shares and $232 million common shares.

For the quarter ended March 31, 2002, net operating income available to common shareholders, excluding realized investment gains and losses, was $86.6 million or $3.72 per common share, compared to $37.3 million or $1.84 per common share for the same quarter in 2001. Net income available to common shareholders rose 94% to $87.3 million, or $3.75 per common share, in the quarter, compared to $44.9 million, or $2.22 per share, for the same quarter of 2001.

Gross premiums written for the first quarter of 2002 and 2001 were as follows:

----------------------------------------------------------------------
 Quarter ended March 31,                       2002            2001
                                            --------------------------
 Cat Premium
   Renaissance                              $  201,920      $  166,047
   Assumed from OP Cat                          34,873            -
   DaVinci                                      95,269            -
                                            --------------------------
      Total Cat Premium                        332,062         166,047
 Specialty Reinsurance                         101,023          22,266
                                            --------------------------
   Total Reinsurance                           433,085         188,313
                                            --------------------------
 Insurance Premiums Glencoe                     22,677           1,756
 Insurance Premiums other                        5,072           8,139
                                            --------------------------
   Total Insurance premiums                     27,749           9,895
                                            --------------------------
 Total gross written premiums               $  460,834      $  198,208
                                            ==========================
----------------------------------------------------------------------

The increase in gross premiums written during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 was primarily the result of the hardening market environment which arose following the large losses incurred by many insurance and reinsurance companies from the World Trade Center tragedy. The losses incurred by many insurers and reinsurers from the World Trade Center tragedy were greater than they expected and caused many insurers and reinsurers to reevaluate 1) the risks they were assuming, 2) the correlation of the risks they were assuming and 3) the prices they were charging for insuring these risks. We believe that as a result many insurers and reinsurers have either 1) withdrawn from certain segments of the insurance or reinsurance market or 2) increased prices for coverages offered to insureds. Both of these factors, withdrawal of capacity and increasing prices, have provided opportunities for us to substantially grow our written premiums.

Our property catastrophe premiums have increased primarily due to increased prices across our markets, which has resulted in higher prices on our renewing business, and has increased the number of contracts which are being marketed on terms which meet our exposure criteria and which are priced at economical rates of return.

The market conditions described above have also contributed to our expansion in
1) the specialty reinsurance market, which includes coverages such as catastrophe exposed workers compensation, finite and aviation risks and 2) the primary insurance market, where we provide catastrophe exposed property coverage on an excess and surplus lines basis, primarily through our subsidiary Glencoe Insurance.

Following the World Trade Center tragedy, we have also increased our penetration into the property catastrophe reinsurance market, which we measure based on the amount of managed catastrophe premiums we write. For the quarter ended March 31, 2002, our total managed catastrophe premiums, which are catastrophe premiums we write on behalf of Renaissance Reinsurance and our joint ventures were $370.4 million, $168.4 million of which were derived from DaVinci, OPCat and Top Layer Re. For the quarter ended March 31, 2001, total managed catastrophe premiums were $214.7 million, $48.8 million of which were derived from our joint ventures.

The increase in other income to $8.1 million for the quarter ended March 31, 2002 compared to $3.9 million for the quarter ended March 31, 2001, was primarily due to 1) an increase of $1.6 million from profits and fees earned from our joint venture activities and 2) $2.5 million of gains from contracts triggered by physical variables. In the future, we expect our fee income from our joint ventures to be affected by the projected growth of DaVinci, partially offset by our direct assumption of the business we previously managed for OPCat.

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

The table below sets forth our combined ratio and components thereof, by segment, for the quarters ended March 31, 2002 and 2001:

                      ----------------------------------------------------------------
                         REINSURANCE             PRIMARY                TOTAL
                      ----------------------------------------------------------------
QUARTER ENDED:        31-Mar-02  31-Mar-01  31-Mar-02  31-Mar-01  31-Mar-02  31-Mar-01
                      ----------------------------------------------------------------
Loss ratio                28.4%      53.6%      32.5%    -133.3%      28.7%      49.9%
Expense ratio             17.2%      23.0%      52.7%     123.3%      19.4%      25.1%
                      ----------------------------------------------------------------
Combined ratio            45.6%      76.6%      85.2%     -10.0%      48.1%      75.0%
                      ----------------------------------------------------------------

We have benefited from the relatively low level of catastrophe losses in the first quarter of 2002 and, accordingly, the loss ratio of our reinsurance business decreased to 28.4% for the quarter ended March 31, 2002, compared to 53.6% for the same quarter in 2001.

Based on the decreased level of net earned premiums in the first quarter of 2001, relatively modest one time adjustments to net written premiums, claims and claim expenses incurred, acquisition expenses or operating expenses can cause, and did cause, unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of our primary operations.

Net investment income, excluding realized investment gains and losses, for the first quarter of 2002 was $22.8 million, compared to $17.9 million for the same period in 2001. The increase in investment income primarily relates to the increase of our investment assets as a result of our capital raising activities during the second half of 2001, offset partially by decreases in investment yields during the first quarter of 2002 as compared to the first quarter of 2001.

Operating expenses were $10.7 million for the first quarter of 2002, compared to $8.5 million for the same quarter of 2001. The increase was due to additional costs for personnel and operating expenses associated with our increase in operations.

Interest expense (including interest expense on the Capital Securities which is reflected as minority interest) for the quarter ended March 31, 2002 increased to $4.5 million from $2.7 million for the same period in 2001. The increase in interest expense was primarily due to interest paid on the 7% Senior Notes (which were issued in July 2001) during the first quarter of 2002.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL REQUIREMENTS

Our holding company, RenaissanceRe, relies on investment income, cash dividends and permitted payments from our subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and quarterly dividend payments, if any, to our shareholders. The payment of dividends by our Bermuda subsidiaries to our holding company, RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, amendments thereto (the "Act") and related regulations of Bermuda require our Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at March 31, 2002 the statutory capital and surplus of our Bermuda subsidiaries was $1,686.6 million, and the amount required to be maintained was $231.0 million. Our U.S. insurance subsidiaries are also required to maintain certain measures of solvency and liquidity. As at March 31, 2002 the statutory capital and surplus of our U.S. subsidiaries was $30.3 million, and the amount required to be maintained was $24.3 million. In the three month period through March 31, 2002, our subsidiary, Renaissance Reinsurance, declared dividends of $40.5 million compared to $52.5 million for the same period in 2001.

CASH FLOWS

Our operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to our holding company, RenaissanceRe. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which we believe will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $310.0 million credit facility which is available to meet the liquidity needs of our subsidiaries should the need arise. No amount was outstanding under this credit facility as of March 31, 2002.

Cash flows from operations in the first three months of 2002 were $119.5 million, compared to $74.9 million for the same period in 2001. Cash flows exceeded operating income in this period partly due to paid loss recoveries received from our reinsurers. We have produced cash flows from operations for the full years of 2002 and 2001 in excess of our commitments. To the extent that capital is not utilized in our reinsurance business, we will consider using such capital to invest in new opportunities or will consider returning such capital to our shareholders.

During the quarter, in order to meet additional capacity demands in the market emanating from the World Trade Center tragedy, we contributed additional capital to Renaissance Reinsurance, bringing the total capital of Renaissance Reinsurance to $1 billion.

Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict our future cash flows from operating activities with precision. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES

For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for any loss event will vary from our ultimate loss results, possibly materially. The period of time from the reporting of a loss to us through the settlement of our liability may be several years. During this period, additional facts and trends will be revealed and as these factors become apparent, reserves may be adjusted. Therefore, adjustments to our loss reserves can impact our current net income by 1) increasing our net income if our reserves prove to be redundant, or 2) reducing our net income if our reserves prove to be insufficient. The impact on net income from changes in prior years loss reserves was an increase of $2.3 million during the first quarter of 2002, compared to a decrease of $6.3 million for the same period in 2001.

Unlike the loss reserves of U.S. insurers, the loss reserves established by Bermuda companies are not regularly examined by insurance regulators.

For our insurance and reinsurance operations, our estimates of claims reserves are based on 1) claims reports from insureds, 2) our underwriters' experience in setting claims reserves, 3) the use of computer models where applicable and 4) historical industry claims experience. Where necessary, we will also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our reserves on a regular basis.

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

The table below sets out our gross and net claims and claim expense reserves as at March 31, 2002 and December 31, 2001, compared to the balance of our shareholders' equity:

--------------------------------------------------------------------------
                                      As at March 31,   As at December 31,
                                          2002                2001
                                      ------------------------------------
Gross reserves                        $    610,493        $    572,877
Recoverables                               213,558             217,556
                                      ------------------------------------
   Net reserves                       $    396,935        $    355,321
                                      ====================================

Shareholders' equity                     1,293,099           1,225,024

Gross reserves as a % of equity               47.2%               46.8%

Net reserves as a % of equity                 30.7%               29.0%

--------------------------------------------------------------------------

During the three months ended March 31, 2002 we incurred net claims of $43.1 million and paid net losses of $6.4 million. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that we will continue to experience this level of losses and/or recoveries. Incurred but not reported ("IBNR") reserves at March 31, 2002 were $312.6 million compared with $286.7 million at December 31, 2001.

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

Our total capital resources as at March 31, 2002 and December 31, 2001 were as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                       March 31,   December 31,
(in thousands of U. S. dollars)                                                          2002          2001
---------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                                           $1,143,099   $ 1,075,024
Series A preference shares                                                               150,000       150,000
                                                                                      ----------   -----------
Total shareholders' equity                                                             1,293,099     1,225,024

  7% senior notes - due 2008                                                             150,000       150,000

Term loan and borrowed revolving credit facility payable (Renaissance U.S.)               33,500        33,500

Revolving Credit Facility - borrowed (RenaissanceRe)                                        --            --

Revolving Credit Facility - unborrowed (RenaissanceRe)                                   310,000       310,000

Minority interest - Company obligated mandatorily
redeemable capital securities of a subsidiary trust                                       84,630        87,630
---------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL RESOURCES                                                               $1,871,229   $ 1,806,154
                                                                                      ==========   ===========
---------------------------------------------------------------------------------------------------------------

We have a $310.0 million committed revolving credit and term loan agreement with a syndicate of commercial banks. As of March 31, 2002, we had no borrowings outstanding against this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.9 percent during the first three months of 2001.

Our subsidiary, Renaissance U.S., has an $18.5 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 2.5 percent during the first three months of 2002 (compared to 6.7 percent for the first three months of 2001). The related agreements contain certain financial covenants, the primary one being that our holding company, RenaissanceRe, being the principal guarantor, maintain a ratio of Liquid Assets to debt service of 4:1. The term loan has mandatory repayment provisions approximating $9.0 million per year in each of years 2002 and 2003. We were in compliance with all the covenants of this term loan and revolving loan facility as at March 31, 2002.

Our subsidiary, RenaissanceRe Capital Trust, has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by us if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at March 31, 2002. From time to time, we may opportunistically repurchase outstanding Capital Securities. The Company's guarantee of the distributions on the preferred securities issued by the Trust, when taken together with the Company's obligations under the expense reimbursement agreement with the Trust, provides a full and unconditional guarantee of amounts due on the Trust preferred securities.

During the first three months of 2002, shareholders' equity increased by $68.1 million, from $1,225.0 million at December 31, 2001 to $1,293.1 million at March 31, 2002. Shareholders' equity attributable to common shareholders was $1,143.1 at March 31, 2002 and $1,075.0 at December 31, 2001. The significant components of the change in shareholders' equity were net income from continuing operations of $90.3 million, partially offset by a decrease in unrealized gains on investments of $10.3 million and dividends to common shareholders and Series A preference shareholders of $12.7 million.


INVESTMENTS

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising our portfolio of invested assets:

--------------------------------------------------------------------------------------------------------
                                                                March 31,             December 31,
(in thousands of U.S. dollars)                                    2002                    2001
--------------------------------------------------------------------------------------------------------
Investments available for sale, at fair value               $   1,551,140             $   1,282,483
Other investments                                                  49,965                    38,307
Cash, cash equivalents and short term investments                 719,874                   873,640
--------------------------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                       $   2,320,979             $   2,194,430
--------------------------------------------------------------------------------------------------------

At March 31, 2002, our invested asset portfolio had a weighted average rating of AA, an average duration of 2.2 years and an average yield to maturity of 4.45 percent, net of investment expenses.

At March 31, 2002 we held investments and cash totaling $2.3 billion with a net unrealized appreciation balance of $6.0 million. Our investment portfolio is subject to the risks of declines in realizable value. We attempt to mitigate this risk through diversification and active management of our portfolio.

At March 31, 2002, $21.4 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1% percent of our invested assets.

CATASTROPHE LINKED INSTRUMENTS

We have assumed risk through catastrophe and derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During the first quarter of 2002 and 2001, we recorded recoveries on these contracts of $2.5 million and nil, respectively. We report these recoveries in other income.

EFFECTS OF INFLATION

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local or regional economy. The anticipated effects on us are implicitly considered in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of this post-event inflation on our results cannot be accurately known until claims are ultimately settled.

OFF BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of March 31, 2002, we have not entered into any guarantees, or guaranteed the liabilities of any non-consolidated affiliates or subsidiaries or other non-related parties.

CURRENT OUTLOOK

The changes to the market environment caused by the World Trade Center tragedy are expected to continue to be a factor during 2002. We believe that prices for risks assumed by insurance and reinsurance companies are continuing to increase, and that there is generally an improved understanding of the correlation between the various lines of business which some participants may previously have seen to be independent. In addition, the sensitivity to credit quality of insurers and reinsurers continues to be a factor in the industry.

Because RenaissanceRe experienced relatively limited losses from the World Trade Center tragedy and continues to have stable, high credit ratings, we believe that we are well positioned to continue to significantly increase our managed catastrophe premiums.

Also, during the quarter ended March 31, 2002, we wrote $101.0 million of premium related to specialty reinsurance coverages, as compared to $22.3 million for the first quarter of 2001. We anticipate that we will continue to expand our presence in specialty reinsurance coverages, which we define as coverages which are not specifically property catastrophe reinsurance coverages.

We also anticipate that we will continue to increase the premiums written by our Bermuda-based primary insurance company, Glencoe. Glencoe, which primarily provides catastrophe exposed primary property coverage on an excess and surplus lines basis, wrote $22.7 million of gross written premiums for the first quarter of 2002, as compared to $12.9 million in 2001.

We are expanding and enhancing our underwriting, risk management and operational capabilities in specialty reinsurance and Glencoe. We can not assure you that we will succeed in the execution of our growth plans for Glencoe or our specialty reinsurance business, or that these business will sustain their current premium levels if market conditions change.

As a result of the World Trade Center tragedy, we expect the cost of reinsurance protection to increase during 2002. If prices rise to levels whereby we believe the purchase of reinsurance protection would become uneconomical, we may retain a greater level of net risk in certain geographic regions. In order to obtain longer-term retrocessional capacity, we have entered into multi-year contracts with respect to a portion of our portfolio. We have also begun to enter into quota share type reinsurance relationships from which we receive fees and profit commissions.

The World Trade Center tragedy has caused insurers and reinsurers to seek to limit their potential exposures to losses from terrorism attacks. We often exclude losses from terrorism in the reinsurance and insurance that we write, but do have potential exposures to this risk. We continue to monitor our aggregate exposure to terrorist attacks.

Subsequent to the World Trade Center tragedy, a substantial amount of capital entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures. Currently, we do not believe that the new capital has resulted in significant adverse changes to the prevailing pricing structure in the property catastrophe reinsurance market. However, it is possible that the combination of the addition of new capital in the marketplace and an environment with continued light catastrophe losses, could cause a reduction in prices of our products and may shorten the time horizon of the current price increases. To the extent that industry pricing of our products is reduced to levels we believe to be uneconomical, then we would reduce our future underwriting premiums.

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

     (4) risks associated with implementing our business strategies and initiatives for organic growth, including risks relating to managing that growth;

     (5) acts of terrorism or acts of war;

     (6) slower than anticipated growth in our fee-based operations;

     (7) changes in economic conditions, including interest and currency rate conditions which should affect our investment portfolio;

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

     (14) a contention by the United States Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, are subject to U.S. taxation; and

     (15) actions of competitors, including industry consolidation, the launch of new entrants and the development of competing financial products.

     The factors listed above should not be construed as exhaustive. Certain of these factors may be described in more detail from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS

The Company's investment portfolio includes investments which are available for trading purposes and which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.2 percent, which equates to a decrease in market value of approximately $47.6 million on a portfolio valued at $2,164.1 million at March 31, 2002. An immediate time horizon was used, as this presents the worst-case scenario.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

         None

Item 2 -- Changes in Securities and Use of Proceeds

         None

Item 3 -- Defaults Upon Senior Securities

         None

Item 4 -- Submission of Matters to a Vote of Security Holders

         None

Item 5 -- Other Information

         None

Item 6 -- Exhibits and Reports on Form 8-K

     a.  Exhibits:

         Credit Agreement between DaVinciRe Holdings Ltd. and Citibank, N.A. dated as of April 19, 2002.

     b.  Current Reports on Form 8-K:


         None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                             RENAISSANCERE HOLDINGS LTD.


                                             By: /s/ John M. Lummis
                                                 -------------------------------
                                                 John M. Lummis
                                                 Executive Vice President and
                                                 Chief Financial Officer



Date: May 15, 2002