Form 10-Q
period 2002-06-30
RENAISSANCERE HOLDINGS LTD
filed 2002-08-14
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of June 30, 2002 was 68,808,376

     Total number of pages in this report: 31

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q


PART I -- FINANCIAL INFORMATION

         ITEM 1 --    Financial Statements

                  Consolidated Balance Sheets as at June 30, 2002                                        3
                  (Unaudited) and December 31, 2001

                  Unaudited Consolidated Statements of Operations for                                    4
                  the three and six month periods ended June 30, 2002 and 2001

                  Unaudited Consolidated Statements of Changes in Shareholders'                          5
                  Equity for the three and six month periods ended June 30, 2002 and 2001

                  Unaudited Consolidated Statements of Cash Flows                                        6
                  for the six month periods ended June 30, 2002 and 2001

                  Notes to Unaudited Consolidated Financial Statements                                   7

         ITEM 2 --    Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                                           13

         ITEM 3 --    Quantitative and Qualitative Disclosures About Market Risk                        27

PART II - OTHER INFORMATION                                                                             28

         ITEM 1 -- Legal Proceedings
         ITEM 2 -- Changes in Securities and Use of Proceeds
         ITEM 3 -- Defaults Upon Senior Securities
         ITEM 4 -- Submission of Matters to a Vote of Security Holders
         ITEM 5 -- Other Information
         ITEM 6 -- Exhibits and Reports on Form 8-K

Signature - RenaissanceRe Holdings Ltd.                                                                 31


PART I - FINANCIAL INFORMATION
Item 1 - Financial statements


                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (in thousands of United States Dollars, except per share amounts)

                                                                                     AS AT
                                                                      -------------------------------------
                                                                       June 30, 2002       DECEMBER 31, 2001
                                                                      ---------------       ---------------
                                                                        (Unaudited)            (Audited)
ASSETS
Fixed maturity investments available for sale, at fair value
  (Amortized cost of $1,813,651 and $1,266,188 at June 30, 2002
  and December 31, 2001, respectively)                                $     1,831,065       $     1,282,483
Short term investments, at cost                                               631,408               733,925
Other investments                                                              88,745                38,307
Cash and cash equivalents                                                     102,963               139,715
                                                                      ---------------       ---------------
    Total investments and cash                                              2,654,181             2,194,430

Premiums receivable                                                           375,913               102,202
Ceded reinsurance balances                                                     98,467                41,690
Losses and premiums recoverable                                               204,980               217,556
Accrued investment income                                                      25,397                17,696
Deferred acquisition costs                                                     51,128                12,814
Other assets                                                                   52,241                57,264
                                                                      ---------------       ---------------
   TOTAL ASSETS                                                       $     3,462,307       $     2,643,652
                                                                      ===============       ===============

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim expenses                                 $       684,164       $       572,877
Reserve for unearned premiums                                                 436,009               125,053
Debt                                                                          275,000               183,500
Reinsurance balances payable                                                  159,913               115,967
Other                                                                         106,558                58,650
                                                                      ---------------       ---------------
   TOTAL LIABILITIES                                                  $     1,661,644       $     1,056,047
                                                                      ---------------       ---------------
MINORITY INTEREST - Company obligated mandatorily redeemable
  Capital Securities of a subsidiary trust holding solely junior
  subordinated debentures of the Company                                       84,630                87,630
MINORITY INTEREST - DaVinci                                                   325,709               274,951

SHAREHOLDERS' EQUITY
Series A Preference Shares                                                    150,000               150,000
Common shares and additional paid-in capital                                  322,689               264,623
Unearned stock grant compensation                                             (23,305)              (20,163)
Accumulated other comprehensive income                                         17,414                16,295
Retained earnings                                                             923,526               814,269
                                                                      ---------------       ---------------
   Total shareholders' equity                                               1,390,324             1,225,024
                                                                      ---------------       ---------------
   Total liabilities, minority interest, and
   shareholders' equity                                               $     3,462,307       $     2,643,652
                                                                      ===============       ===============


   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
        (in thousands of United States Dollars, except per share amounts)
                                  (Unaudited)


                                                                     Quarters Ended                     Six Months Ended
                                                           June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                                           -------------      -------------      -------------      -------------
REVENUES
  Gross Premiums Written                                   $     270,294      $     122,012      $     731,128      $     320,220
                                                           =============      =============      =============      =============
  Net premiums written                                     $     198,517      $      92,946      $     577,613      $     214,178
  Increase in unearned premiums                                  (13,775)           (17,415)          (242,563)           (54,747)
                                                           -------------      -------------      -------------      -------------
  Net premiums earned                                            184,742             75,531            335,050            159,431
  Net investment income                                           26,364             18,270             49,147             36,154
  Net foreign exchange gains (losses)                              3,650                233              1,700                (63)
  Other income                                                     8,147              3,901             16,276              7,769
  Net realized gains on investments                                2,968              2,881              3,654             10,497
                                                           -------------      -------------      -------------      -------------
  TOTAL REVENUES                                                 225,871            100,816            405,827            213,788
                                                           -------------      -------------      -------------      -------------

EXPENSES
  Claims and claim expenses incurred                              73,149             32,315            116,267             74,210
  Acquisition expenses                                            20,368             10,608             38,917             23,153
  Operational expenses                                             9,962              9,894             20,625             18,406
  Corporate expenses                                               4,688              4,780              7,378              6,308
  Interest expense                                                 3,433                683              6,147              1,547
                                                           -------------      -------------      -------------      -------------
  TOTAL EXPENSES                                           $     111,600      $      58,280      $     189,334      $     123,624
                                                           -------------      -------------      -------------      -------------

Income before minority interest, taxes and change in
  accounting principal                                           114,271             42,536            216,493             90,164
Minority interest - Company obligated mandatorily
  redeemable Capital Securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company                                        1,831              1,895              3,664              3,742
Minority interest - DaVinci                                       13,470               --               22,947               --
                                                           -------------      -------------      -------------      -------------
Income before taxes and change in accounting principal            98,970             40,641            189,882             86,422
Income tax expenses (benefit)                                       (273)               302                323              1,178
Cumulative effect of a change in accounting principal               --                 --               (9,187)              --
                                                           -------------      -------------      -------------      -------------
  NET INCOME                                                      99,243             40,339            180,372             85,244
Dividends on Series A Preference Shares                            3,003               --                6,041               --
                                                           -------------      -------------      -------------      -------------
  NET INCOME AVAILABLE TO COMMON SHAREHOLDERS              $      96,240      $      40,339      $     174,331      $      85,244
                                                           =============      =============      =============      =============
Earnings per Common Share - basic                          $        1.43      $        0.70      $        2.60      $        1.48
Earnings per Common Share - diluted                        $        1.37      $        0.67      $        2.49      $        1.41



   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                     (in thousands of United States Dollars)
                                  (Unaudited)

                                                              2002              2001
                                                           -----------        ---------
Series A preference shares
   Balance -- beginning and end of period                  $   150,000        $      --
                                                           -----------        ---------
Common stock & additional paid-in capital
   Balance -- January 1                                        264,623           22,999
   Exercise of options, and issuance of stock and
        restricted stock awards                                 12,398           14,304
   Offering expenses                                               (73)            (554)
   Stock dividend                                               45,711               --
   Repurchase of Capital Securities                                 30               --
                                                           -----------        ---------
   Balance -- June 30                                          322,689           36,749
                                                           -----------        ---------
Unearned stock grant compensation
   Balance -- January 1                                        (20,163)         (11,716)
   Restricted stock grants awarded, net                         (7,710)         (13,047)
   Amortization                                                  4,568            3,836
                                                           -----------        ---------
   Balance -- June 30                                          (23,305)         (20,927)
                                                           -----------        ---------
Accumulated other comprehensive income
   Balance -- January 1                                         16,295            6,831
   Net unrealized gains (losses) on securities, net of
        adjustment (see disclosure)                              1,119             (490)
                                                           -----------        ---------
   Balance -- June 30                                           17,414            6,341
                                                           -----------        ---------
Retained earnings
   Balance -- January 1                                        814,269          682,704
   Net income                                                  180,372           85,244
   Dividends paid - common shares                              (19,363)         (15,807)
   Dividends paid - preference shares                           (6,041)              --
   Stock dividend                                              (45,711)              --
                                                           -----------        ---------
   Balance -- June 30                                          923,526          752,141
                                                           -----------        ---------
Total Shareholders' Equity                                 $ 1,390,324        $ 774,304
                                                           ===========        =========

COMPREHENSIVE INCOME
Net income                                                 $   180,372        $  85,244
Other comprehensive income (loss)                                1,119             (490)
                                                           -----------        ---------
Comprehensive income                                       $   181,491        $  84,754
                                                           ===========        =========

DISCLOSURE REGARDING NET UNREALIZED GAINS (LOSSES)
Net unrealized holding gains arising during period         $     4,773        $  10,007
Net realized gains included in net income                       (3,654)         (10,497)
                                                           -----------        ---------
Change in net unrealized gains (losses) on securities      $     1,119        $    (490)
                                                           ===========        =========


(1) Comprehensive income for the quarters ended June 30, 2002 and 2001 were $101.5 million and 31.7 million, respectively.

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (in thousands of United States Dollars)

                                   (Unaudited)

                                                                        ----------------------------
                                                                            2002            2001
                                                                        -----------      -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                             $   180,372      $    85,244
    Net income

    ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH PROVIDED BY OPERATING ACTIVITIES

        Amortization and depreciation                                        12,281              339
        Net realized investment gains                                        (3,654)         (10,497)
        Minority interest in undistributed net income of
          DaVinci                                                            22,947             --
        Change in:
                Reinsurance balances, net                                  (221,094)          (6,016)
                Ceded reinsurance balances                                  (48,744)         (31,616)
                Deferred acquisition costs                                  (34,788)         (10,729)
                Reserve for claims and claim expenses, net                  290,148           81,741
                Reserve for unearned premiums                               102,103           89,752
                Other                                                        89,565          (11,814)
                                                                        -----------      -----------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                   389,136          186,404
                                                                        -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Proceeds from sale of investments                                     2,249,295        1,557,300
    Purchase of investments available for sale                           (2,845,301)      (1,666,871)
    Net sales (purchases) of short term investments                         105,517           (1,560)
    Acquisition of subsidiary, net of cash acquired                         (23,495)            --
                                                                        -----------      -----------
                NET CASH USED IN INVESTING ACTIVITIES                      (513,984)        (111,131)
                                                                        -----------      -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
    Issuance of senior debt - DaVinci                                       100,000             --
    Payment of bank loan - Renaissance U.S.                                  (8,500)            --
    Dividends paid - common shares                                          (19,363)         (15,807)
    Dividends paid - Series A preference shares                              (6,041)            --
    Minority Interests                                                       22,000             --
                                                                        -----------      -----------

                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          88,096          (15,807)
                                                                        -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (36,752)          59,466

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              139,715          110,571
                                                                        -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   102,963      $   170,037
                                                                        ===========      ===========



(1) Of the $389.1 million of operating cash flows, $40.7 million is from DaVinci.


   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

1. The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its wholly-owned subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), RenaissanceRe Capital Trust (the "Trust") and Renaissance Underwriting Managers, Ltd. ("Renaissance Managers"). The consolidated statements also include the accounts of the Company's partially-owned subsidiary, DaVinciRe Holdings Ltd. ("DaVinciRe").

         Also included in the consolidated financial statements is Overseas Partners Cat Ltd. ("OP Cat"), formerly a subsidiary of Overseas Partners Ltd. ("OPL"). The Company purchased OP Cat at book value, which equated to $25 million on May 10, 2002, the date of the purchase.

         RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company," and references herein to "our", "we", or "us" refer to the Company. All intercompany transactions and balances have been eliminated on consolidation.

         The Company's principal product is property catastrophe reinsurance, principally provided through Renaissance Reinsurance. The Company acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs on behalf of joint ventures, including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). DaVinciRe and DaVinci were formed in October 2001 with other equity investors. The Company owns a minority equity interest in, but controls a majority of the outstanding voting shares of, DaVinciRe.

         Minority interests represent the interests of external parties with respect to net income and shareholders' equity of the Trust and DaVinci. The Company has also established a wholly-owned subsidiary, RenaissanceRe Capital Trust II ("Capital Trust II"), which is a financing subsidiary available to issue certain types of securities on behalf of the Company. As of June 30, 2002, no such securities have been issued by Capital Trust II. The Trust is the issuer of $84.6 million of outstanding mandatorily redeemable preferred capital securities and holds a like amount of junior subordinated debentures issued by RenaissanceRe. RenaissanceRe's guarantee of the distributions on the preferred securities issued by the Trust (and, if issued, those of Capital Trust II), when taken together with RenaissanceRe's obligations under the expense reimbursement agreement with the Trust, provides a full and unconditional guarantee of amounts due on the preferred capital securities issued by the Trust.

         Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of results of operations and cash flows for the full fiscal year or subsequent quarters.

2. The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $97.9 million and $71.2 million for the six month periods ended June 30, 2002 and 2001, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to those reinsurance contracts.

         Total recoveries netted against premiums and claims and claim expenses incurred for the six months ended June 30, 2002 were $31.5 million compared to $52.7 million for the six months ended June 30, 2001.

3. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As a result, the Company's goodwill existing at December 31, 2001 is no longer being amortized and is subject to an annual impairment review. In the second quarter of 2002, the Company completed its initial impairment review in compliance with the transition provisions of FAS 142 and, as a result, the Company decided to reflect goodwill at zero value, the low end of an estimated range of values. Accordingly, during the second quarter of 2002, the Company wrote-off the balance of its goodwill, or $9.2 million. As required by SFAS 142, this charge has been reflected as a cumulative effect of a change in accounting principle, and is excluded from the net income of the quarter and included in the Company's net income for the six months ended June 30, 2002. The following tables set forth the effects of adopting SFAS No. 142 on the comparative period income:

--------------------------------------------------------------------------------

(in thousands of U.S. dollars except share and per share data)

                                                           Three months ended
                                                             June 30, 2001
                                                           ------------------
Net income available to common shareholders, as reported       $    40,339
Add back: goodwill amortization expense                                139
                                                               -----------
Adjusted net income available to common shareholders           $    40,478
                                                               ===========

Average common shares outstanding - basic                       57,838,470
Average common shares outstanding - diluted                     60,454,491

Adjusted per common share data
        Earnings per common share - basic                      $      0.70
        Earnings per common share - diluted                    $      0.67

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(in thousands of U.S. dollars except share and per share data)

                                                            Six months ended
                                                             June 30, 2001
                                                            ----------------
Net income available to common shareholders, as reported       $    85,244
Add back: goodwill amortization expense                                278
                                                               -----------
Adjusted net income available to common shareholders           $    85,522
                                                               ===========

Average common shares outstanding - basic                       57,759,573
Average common shares outstanding - diluted                     60,574,797

Adjusted per common share data
        Earnings per common share - basic                      $      1.48
        Earnings per common share - diluted                    $      1.41

--------------------------------------------------------------------------------


4. During the quarter, the Company changed its policy regarding the classification of certain investments previously reflected as cash and cash equivalents. These investments were reclassified to short-term investments to more appropriately reflect the Company's investment strategy regarding those assets. Prior period comparatives have been reclassified to reflect this change in policy.

5. On April 19, 2002, DaVinci entered into a credit agreement with a syndicate of commercial banks providing for a $100.0 million revolving credit facility. On May 10, 2002, DaVinci borrowed the full $100.0 million available under this facility to repay $100 million bridge financing provided by RenaissanceRe. Interest rates on the facility are based on a spread above LIBOR. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against our affiliates other than DaVinci under this facility. Pursuant to the terms of the $310.0 million facility maintained by RenaissanceRe a default by DaVinci in its obligations will not result in a default under the RenaissanceRe facility. Although the Company only owns a minority of the economic interests of DaVinci, the Company controls a majority of its outstanding voting power and, accordingly, DaVinci is included in the Company's consolidated financial statements; as a result, the replacement of $100 million debt from RenaissanceRe with $100 million of debt from a third party has caused the Company's reported consolidated debt to increase by $100 million.

6. For the six month period ended June 30, 2002, the Company paid interest of $6.1 million on its outstanding loans and 7% Senior Notes. For the same period in the previous year the Company paid interest $1.5 million on its outstanding loans. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Capital Resources and Shareholders' Equity" for further discussion.

7. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per share (see Note 8 below):

-------------------------------------------------------------------------------------------------------------
                                                                            Three months ended June 30,
                                                                              2002               2001
(in thousands of U.S. dollars except share and per share data)
-------------------------------------------------------------------------------------------------------------
Numerator:

        Net income available to common shareholders                       $    96,240          $    40,339
                                                                          ===========          ===========
Denominator:

        Denominator for basic earnings per common share -
                Weighted average common shares                             67,326,127           57,838,470
        Per common share equivalents of employee stock
                Options and restricted shares                               2,883,358            2,616,021
                                                                          -----------          -----------
        Denominator for diluted earnings per common share -
                Adjusted weighted average common shares and
                assumed conversions                                        70,209,485           60,454,491
                                                                          ===========          ===========
        Basic earnings per common share                                   $      1.43          $      0.70
        Diluted earnings per common share                                 $      1.37          $      0.67

-------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------
                                                                             Six months ended June 30,
                                                                               2002               2001
(in thousands of U.S. dollars except share and per share data)
-------------------------------------------------------------------------------------------------------------
Numerator:

        Net income available to common shareholders                       $   174,331          $    85,244
                                                                          ===========          ===========
Denominator:

        Denominator for basic earnings per common share -
                Weighted average common shares                             67,056,862           57,759,573
        Per common share equivalents of employee stock
                Options and restricted shares                               2,941,524            2,815,224
                                                                          -----------          -----------
        Denominator for diluted earnings per common share -
                Adjusted weighted average common shares and
                assumed conversions                                        69,998,386           60,574,797
                                                                          ===========          ===========
        Basic earnings per common share                                   $      2.60          $      1.48
        Diluted earnings per common share                                 $      2.49          $      1.41

-------------------------------------------------------------------------------------------------------------


8. The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.142 per share to shareholders of record on each of February 19, 2002 and May 16, 2002. On August 8, 2002 the Board of Directors declared a dividend of $0.142 per share payable on September 16, 2002 to shareholders of record on September 2, 2002. During the second quarter of 2002, RenaissanceRe effected a three for one stock split through a stock dividend of two additional common shares for each common share owned. All of the share and per share information provided in this 10-Q is presented as if the stock dividend had occurred for all periods presented.

9. The Company has two reportable segments: reinsurance operations and primary operations. The reinsurance segment primarily provides property catastrophe reinsurance as well as other lines of reinsurance to selected insurers and reinsurers on a worldwide basis. The primary segment provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business and also provides this protection to other insureds on a quota share basis. Data for the three and six month periods ended June 30, 2002 and 2001 are as follows:


-----------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 2002
(IN THOUSANDS OF U.S. DOLLARS)

                                        REINSURANCE     PRIMARY       OTHER           TOTAL
                                      ---------------------------------------------------------
Gross premiums writtten                $  194,280    $   76,014           --          $270,294
Total revenues                            209,299        16,861         (289)          225,871
Income (loss) before taxes
 and change in accounting principle       104,441        2,924        (8,395)           98,970
Assets                                  2,834,628      428,826       198,853         3,462,307
                                      ---------------------------------------------------------
Claims and claim expense ratio               38.0%        59.5%           --              39.6%
Expense ratio                                15.0%        34.9%           --              16.4%
                                      ---------------------------------------------------------
Combined ratio                               53.0%        94.4%           --              56.0%
                                      =========================================================

-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 2001
(IN THOUSANDS OF U.S. DOLLARS)

                                        REINSURANCE     PRIMARY       OTHER           TOTAL
                                      ---------------------------------------------------------
Gross premiums writtten                $  106,714     $  15,298    $     --         $  122,012
Total revenues                             95,933         4,085          798           100,816
Income (loss) before taxes                 44,827         1,549       (5,735)           40,641

Assets                                  1,362,013       247,922       79,733         1,689,668
                                      ---------------------------------------------------------
Claims and claim expense ratio               44.7%         -31.8%         --              42.8%
Expense ratio                                24.7%         114.6%         --              27.1%
                                      ---------------------------------------------------------
Combined ratio                               69.4%          82.8%         --              69.9%
                                      =========================================================

-----------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2002
(IN THOUSANDS OF U.S. DOLLARS)

                                        REINSURANCE     PRIMARY       OTHER           TOTAL
                                      ---------------------------------------------------------
Gross premiums writtten                $  627,365       $103,763      $     --         $ 731,128
Total revenues                            373,705         29,252         2,870           405,827
Income (loss) before taxes
 and change in accounting principle       194,404          5,981       (10,503)          189,882

Assets                                  2,834,628        428,826       198,853         3,462,307
                                      -----------------------------------------------------------
Claims and claim expense ratio               33.7%          48.3%           --              34.7%
Expense ratio                                16.0%          42.3%           --              17.8%
                                      -----------------------------------------------------------
Combined ratio                               49.7%          90.6%           --              52.5%
                                      ===========================================================

-------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS OF U.S. DOLLARS)

                                        REINSURANCE     PRIMARY         OTHER           TOTAL
                                      ---------------------------------------------------------
Gross premiums writtten                $  295,027     $ 25,193      $     --        $  320,220
Total revenues                            203,936        8,339         1,513           213,788
Income (loss) before taxes                 89,857        4,935        (8,370)           86,422
Assets                                  1,362,013      247,922        79,733         1,689,668
                                      ---------------------------------------------------------
Claims and claim expense ratio               49.4%       -78.9%           --              46.5%
Expense ratio                                23.8%       119.6%           --              26.1%
                                      ---------------------------------------------------------
Combined ratio                               73.2%        40.7%           --              72.6%
                                      =========================================================

-----------------------------------------------------------------------------------------------



         RenaissanceRe is the primary contributor to the results reflected in the "Other" category. The pre-tax loss of RenaissanceRe primarily consisted of interest expense on bank loans, the minority interest on the Trust's 8.54 percent junior subordinated debentures due March 1, 2027 ("Capital Securities") and corporate expenses, partially offset by realized investment gains on sales of investments, other income and investment income.

10. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

         RenaissanceRe's U.S. subsidiaries are subject to U.S. tax. The net deferred tax asset of $4.1 million is net of a $25.8 million valuation allowance. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (which expires during the period ranging from 2018 through 2020), subject to certain limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2002 and 2001 and financial condition as of June 30, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

General

We provide reinsurance that is subject to the risk of natural and man-made catastrophes. Our results depend to a large extent on the frequency and severity of catastrophic events, and the concentration and coverage offered to clients impacted thereby. Our catastrophe reinsurance business includes 1) writing reinsurance on our own behalf and 2) writing reinsurance on behalf of our joint ventures, principally Top Layer Re and DaVinci. We receive fee income based on the performance of these joint ventures, however, as the results of operations of DaVinci are consolidated in our financial statements, no fee income from DaVinci is recognized in the consolidated financial statements. Our primary operations principally provide coverage with respect to risks that are also exposed to natural catastrophes.

Recently, we have increased our premiums from specialty lines of reinsurance, including such lines as catastrophe-exposed workers compensation coverage, property per risk, aviation, finite and satellite reinsurance. We have also increased our premiums written by Glencoe, which provides catastrophe exposed primary property coverage on an excess and surplus lines basis and also writes quota share reinsurance of catastrophe exposed primary property insurance.

We may write other lines of business in the future although there can be no assurance that any such premiums will be material to us. From time to time, we may consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage and opportunities that will not detract from our core reinsurance operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions.

Critical Accounting Policies

For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for any loss event will vary from our ultimate loss results, possibly materially. The period of time from the reporting of a loss to us through the settlement of our liability may be several years. During this period, additional facts and trends may be revealed and as these factors become apparent, reserves will be adjusted. Therefore, adjustments to our loss reserves can impact our current net income by 1) increasing our net income if our estimated reserves prove to be redundant or 2) reducing our net income if our estimated reserves prove to be insufficient. The impact from changes in prior years loss reserves was an increase to net income of $6.6 million during the first six months of 2002, compared to an increase to net income of $5.7 million for the same period in 2001.

Unlike the loss reserves of U.S. insurers, the loss reserves established by Bermuda companies are not regularly examined by insurance regulators. However, we subject the loss reserves of our Bermuda insurance companies to an annual review by an independent third party who we have identified as our loss reserve specialist under Bermuda law.

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

Other material judgments made by us are the estimates of potential impairments in asset valuations, particularly:

    1)   potential uncollectible reinsurance recoverables

    2)   impairments in our deferred tax asset

To estimate reinsurance recoverables which might be uncollectible, our senior managers evaluate the financial condition of our reinsurers, on a reinsurer by reinsurer basis, both before purchasing the reinsurance protection from them and after the occurrence of a significant catastrophic event. We believe that our process is effective and, to date, we have not written off any significant reinsurance recoverables. As of June 30, 2002 and December 31, 2001, we recorded a valuation allowance of $8 million relating to reinsurance recoverables, based on specific facts and circumstances evaluated by management.

In estimating impairments to our deferred tax asset, we analyze the businesses which generated the deferred tax asset, and the businesses that will potentially utilize the deferred tax asset. Our deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable of our U.S. operating subsidiaries. However, due to the limited opportunities in the U.S. primary insurance market, the U.S. insurance operations have not generated taxable income in the last few years. This calls into question the recoverability of the deferred tax asset. Although we retain the benefit of this asset through 2020, for the six months ended June 30, 2002 we recorded a valuation allowance of $25.8 million compared to $8.2 million for the six months ended June 30, 2001. As of June 30, 2002 and December 31, 2001, the net balance of the deferred tax asset was $4.1 million and $4.2 million, respectively.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001

A summary of the significant components of our revenues and expenses are as follows:

------------------------------------------------------------------------------------------------
Quarter ended June 30,                                              2002                  2001
------------------------------------------------------------------------------------------------
Net underwriting income - Reinsurance (1)                         $80,495               $22,839
Net underwriting income - Primary (1)                                 768                  (125)
Other income                                                        8,147                 3,901
Investment income                                                  26,364                18,270
Interest and fixed charges                                         (8,267)               (2,578)
Corporate expenses, taxes & other                                    (765)               (4,849)
Minority Interests                                                (13,470)                   --
                                                                  ------------------------------
     Net operating income available to common shareholders (2)     93,272                37,458
Net realized gains on investments                                   2,968                 2,881
                                                                  ------------------------------
     Net income                                                   $96,240               $40,339
                                                                  ==============================
Operating income per common share - diluted                         $1.33                 $0.62
Net income per common share - diluted                               $1.37                 $0.67



(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.

(2) Net operating income excludes realized gains and losses on investments.

------------------------------------------------------------------------------------------------

The $55.8 million increase in operating income in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was primarily the result of the following items:

    o A $57.7 million increase in underwriting income from our reinsurance operations (offset in part by minority interests), which was primarily due to the significant growth in written premium, as noted below, and a corresponding growth in earned premium. Also, during the quarter ended June 30, 2002, the relatively low level of property catastrophe losses increased our underwriting income from the reinsurance operations; plus

    o A $4.2 million increase in other income caused primarily by an increase in our equity participation in our joint venture, Top Layer Re; plus

    o A $2.4 million increase in net investment income (net of interest and fixed charges) which was primarily due to our capital raising activities during the second half of 2001 and strong cash flows from operations; less

    o A $4.1 million decrease in corporate expenses, taxes and other charges which primarily relates to a $3.4 million increase in foreign exchange gains.

For the quarter ended June 30, 2002, net operating income available to common shareholders, excluding realized investment gains and losses, was $93.3 million or $1.33 per common share, compared to $37.5 million or $0.62 per common share for the same quarter in 2001. Net income available to common shareholders rose 138% to $96.2 million, or $1.37 per common share, in the quarter, compared to $40.3 million, or $0.67 per share, for the same quarter of 2001.

Gross premiums written for the second quarter of 2002 and 2001 were as follows:

---------------------------------------------------------------------

Quarter ended June 30,                  2002                    2001
                                     --------------------------------
Cat Premium
     Renaissance                      $87,854                 $91,226
     DaVinci                           34,794                      --
                                     --------------------------------
          Total Cat Premium           122,648                  91,226
Specialty Reinsurance                  71,632                  15,488
                                     --------------------------------
     Total Reinsurance                194,280                 106,714
                                     --------------------------------
Insurance Premiums Glencoe             71,370                   2,037
Insurance Premiums other                4,644                  13,261
                                     --------------------------------
     Total Insurance premiums          76,014                  15,298
                                     --------------------------------
Total gross written premiums         $270,294                $122,012
                                     ================================

---------------------------------------------------------------------

The increase in gross premiums written during the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001, was primarily the result of the hardening market environment which arose following the large losses incurred by many insurance and reinsurance companies from the World Trade Center tragedy. We believe that as a result of this event many insurers and reinsurers have 1) withdrawn from certain segments of the insurance or reinsurance market and/or 2) increased prices for coverages offered to insureds. Both of these factors, withdrawal of capacity and increasing prices, have provided opportunities for us to substantially grow our written premiums.

Our property catastrophe premiums have increased primarily due to increased prices across our markets which has resulted in 1) an increase in our unit volume due to an increased number of contracts which are being marketed on terms which meet our exposure criteria and return hurdles and 2) higher prices on our renewing business.

The market conditions described above have also contributed to our expansion in
1) the specialty reinsurance market, which includes coverages such as catastrophe exposed workers compensation, aviation risks and 2) the primary insurance market, where we provide catastrophe exposed property coverage on an excess and surplus lines basis, primarily through our subsidiary Glencoe Insurance.

Following the World Trade Center tragedy, we have increased our penetration into the property catastrophe reinsurance market, which we measure based on the amount of managed catastrophe premiums we write. For the quarter ended June 30, 2002, our total managed catastrophe premiums, which are catastrophe premiums we write on behalf of Renaissance Reinsurance and our joint ventures, were $144.8 million, $56.9 million of which were derived from DaVinci and Top Layer Re. For the quarter ended June 30, 2001, total managed catastrophe premiums were $92.6 million, $23.3 million of which were derived from our joint ventures.

The increase in other income to $8.1 million for the quarter ended June 30, 2002 compared to $3.9 million for the quarter ended June 30, 2001, was primarily due to an increase in our equity participation from our joint venture, Top Layer Re.

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

The table below sets forth our combined ratio and components thereof, by segment, for the quarters ended June 30, 2002 and 2001:

------------------------------------------------------------------------------------------------------------------
                                       REINSURANCE                    PRIMARY                      TOTAL
                                  --------------------------------------------------------------------------------
QUARTER ENDED:                    30-Jun-02    30-Jun-01       30-Jun-02   30-Jun-01       30-Jun-02    30-Jun-01
                                  --------------------------------------------------------------------------------
Claims and claim expense ratio      38.0%        44.7%           59.5%      -31.8%           39.6%        42.8%
Expense ratio                       15.0%        24.7%           34.9%      114.6%           16.4%        27.1%
                                  --------------------------------------------------------------------------------
Combined ratio                      53.0%        69.4%           94.4%       82.8%           56.0%        69.9%
------------------------------------------------------------------------------------------------------------------


We have benefited from the relatively low level of catastrophe losses in the second quarter of 2002 and, accordingly, the loss ratio of our reinsurance business decreased to 38.0% for the quarter ended June 30, 2002, compared to 44.7% for the same quarter in 2001. We have also benefited from a decline in our expense ratio for our reinsurance business to 15.0% for the quarter ended June 30, 2002 from 24.7% for the same quarter in 2001. Although acquisition and operational costs in the aggregate are increasing, the substantial increase in our net earned premium has caused the expense ratio to decrease accordingly. We expect similar trends in the future.

Based on the decreased level of net earned premiums for our Primary operations of $1.9 million in the second quarter of 2001, relatively modest adjustments to claims and claim expenses incurred and operating expenses caused unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of our primary operations.

Net investment income, excluding realized investment gains and losses, for the second quarter of 2002 was $26.4 million, compared to $18.3 million for the same period in 2001. The increase in investment income primarily relates to the increase of our investment assets as a result of our capital raising activities during the second half of 2001 and strong cash flows from operations, offset partially by decreases in investment yields during the second quarter of 2002, as compared to the second quarter of 2001.

Interest expense (including interest expense on the Capital Securities which is reflected as minority interest) for the quarter ended June 30, 2002 increased to $5.3 million from $2.6 million for the same period in 2001. The increase in interest expense was primarily due to interest paid on the 7% Senior Notes (which were issued in July 2001) and interest paid on the DaVinci $100 million bank credit facility during the second quarter of 2002.



FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

A summary of the significant components of our revenues and expenses are as follows:

-----------------------------------------------------------------------------------------
Six months ended June 30,                                           2002           2001
-----------------------------------------------------------------------------------------
Net underwriting income - Reinsurance (1)                        $157,035         $ 41,555
Net underwriting income - Primary (1)                               2,206            2,107
Other income                                                       16,276            7,769
Investment income                                                  49,147           36,154
Interest and fixed charges                                        (15,852)          (5,289)
Corporate expenses, taxes & other                                  (6,001)          (7,549)
Minority Interests                                                (22,947)              --
                                                                ---------         --------
     Net operating income available to common shareholders (2)    179,864           74,747
Net realized gains on investments                                   3,654           10,497
Cumulative effect of a change in accounting principle              (9,187)              --
                                                                ---------         --------
     Net income                                                 $ 174,331         $ 85,244
                                                                =========         ========
Operating income per common share - diluted                     $    2.57         $   1.23
Net income per common share - diluted                           $    2.49         $   1.41
-----------------------------------------------------------------------------------------


(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.

(2) Net operating income excludes realized gains and losses on investments and the cumulative effect of a change in accounting principle

The $105.1 million increase in operating income in the six months ended June 30, 2002, compared to the six months ended June 30, 2001, was primarily the result of the following items:

    o A $115.5 million increase in underwriting income from our reinsurance operations (offset in part by minority interests), which was primarily due to the significant growth in written premium, as noted below, and a corresponding growth in earned premium. Also, during the six months ended June 30, 2002, the relatively low level of property catastrophe losses increased our underwriting income from the reinsurance operations; plus

    o An $8.5 million increase in other income caused primarily by an increase in our equity participation in our joint venture, Top Layer Re; plus

    o A $2.4 million increase in net investment income (net of interest and fixed charges) which was primarily due to the Company's capital raising activities during the second half of 2001 and strong cash flows from operations.

For the six months ended June 30, 2002, net operating income available to common shareholders, excluding realized investment gains and losses, was $179.9 million or $2.57 per common share, compared to $74.7 million or $1.23 per common share for the same period in 2001. Net income available to common shareholders rose 105% to $174.3 million, or $2.49 per common share, in the six month period, compared to $85.2 million, or $1.41 per share, for the same period of 2001.

Gross premiums written for the six months ending June 30, 2002 and 2001 were as follows:

---------------------------------------------------------

Six months ended June 30,          2002         2001
                                -------------------------
Cat Premium
     Renaissance                  $289,774     $257,273
     DaVinci                       130,063         --
     Assumed from OP Cat            34,873         --
                                -------------------------

          Total Cat Premium        454,710      257,273

Specialty Reinsurance              172,655       37,754
                                -------------------------

     Total Reinsurance             627,365      295,027
                                -------------------------

Insurance Premiums Glencoe          94,047        3,793


Insurance Premiums other             9,716       21,400
                                -------------------------
     Total Insurance premiums      103,763       25,193
                                -------------------------

Total gross written premiums      $731,128     $320,220
                                =========================

---------------------------------------------------------

Consistent with the increase in gross premiums written for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, the increase in gross premiums written during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily due to the hardening market environment as discussed previously.

For the six months ended June 30, 2002, our total managed catastrophe premiums, which are catastrophe premiums we write on behalf of Renaissance Reinsurance and our joint ventures, were $515.2 million, $190.5 million of which were derived from DaVinci and Top Layer Re. For the six months ended June 30, 2001, total managed catastrophe premiums were $307.2 million, $71.9 million of which were derived from our joint ventures.

The increase in other income to $16.3 million for the six months ended June 30, 2002 compared to $7.8 million for the six months ended June 30, 2001, was primarily due to an increase in our equity participation from our joint venture, Top Layer Re.

The table below sets forth our combined ratio and components thereof, by segment, for the six months ended June 30, 2002 and 2001:




                                       Reinsurance               Primary                  Total
                               -------------------------------------------------------------------------------
SIX MONTHS ENDED:                 30-Jun-02   30-Jun-01   30-Jun-02   30-Jun-01    30-Jun-02    30-Jun-01
                               -------------------------------------------------------------------------------
Claims and claim expense ratio       33.7%       49.4%       48.3%      -78.9%        34.7%        46.5%
Expense ratio                        16.0%       23.8%       42.3%      119.6%        17.8%        26.1%
                                     ----        ----        ----       -----         ----         ----
Combined ratio                       49.7%       73.2%       90.6%       40.7%        52.5%        72.6%

We have benefited from the relatively low level of catastrophe losses in the first six months of 2002 and, accordingly, the loss ratio of our reinsurance business decreased to 33.7% for the six months ended June 30, 2002, compared to 49.4% for the same period in 2001. We have also benefited from a decline in our expense ratio for our reinsurance business to 16.0% for the six months ended June 30, 2002 from 23.8% for the same period in 2001. Although acquisition and operational costs in the aggregate are increasing, the substantial increase in our net earned premium has caused the expense ratio to decrease accordingly. We expect similar trends in the future.

Based on the decreased level of net earned premiums for the Primary operations of $3.6 million in the first six months of 2001, relatively modest adjustments to claims and claim expenses incurred and operating expenses caused unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of the primary operations.

Net investment income, excluding realized investment gains and losses, for the first six months of 2002 was $49.1 million, compared to $36.2 million for the same period in 2001. The increase in investment income primarily relates to the increase of our investment assets as a result of our capital raising activities during the second half of 2001 and strong cash flows from operations, offset partially by decreases in investment yields during the first six months of 2002 as compared to the same period of 2001.

Interest expense (including interest expense on the Capital Securities which is reflected as minority interest) for the six months ended June 30, 2002 increased to $9.8 million from $5.3 million for the same period in 2001. The increase in interest expense was primarily due to interest paid on the 7% Senior Notes (which were issued in July 2001) during the first six months of 2002 and interest paid on the DaVinci $100 million bank credit facility during the second quarter of 2002.



FINANCIAL CONDITION

LIQUIDITY AND CAPITAL REQUIREMENTS

RenaissanceRe relies on investment income, cash dividends and permitted payments from our subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and quarterly dividend payments, if any, to its shareholders. The payment of dividends by our Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, as amended (the "Act") and related regulations of Bermuda require our Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at June 30, 2002 the statutory capital and surplus of our Bermuda subsidiaries was $1,733.4 million, which includes $527.9 million related to DaVinci prior to minority interests. The amount required to be maintained was $307.2 million. Our U.S. insurance subsidiaries are also required to maintain certain measures of solvency and liquidity. As at June 30, 2002 the statutory capital and surplus of our U.S. subsidiaries was $29.7 million, and the amount required to be maintained was $24.3 million. Through June 30, 2002, our subsidiary, Renaissance Reinsurance, declared dividends of $136.4 million compared to $52.5 million for the same period in 2001.

CASH FLOWS

Our operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to our holding company, RenaissanceRe. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which we believe will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $310.0 million credit facility which is available to meet the liquidity needs of our subsidiaries should the need arise. No amount was outstanding under this credit facility as of June 30, 2002.

Cash flows from operations in the first six months of 2002 were $342.9 million, compared to $186.4 million for the same period in 2001. Cash flows substantially exceeded operating income in this period largely because we recorded loss reserves well in excess of paid losses. We have produced cash flows from operations for the first six months of 2002 and the full year of 2001 in excess of our commitments. To the extent that capital is not utilized in our reinsurance business, we will consider using such capital to invest in new opportunities or will consider returning such capital to our shareholders.

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

The table below sets out our gross and net claims and claim expense reserves as at June 30, 2002 and December 31, 2001, compared to the balance of our shareholders' equity:
--------------------------------------------------------------------
                                As at June 30,    As at December 31,
                                    2002               2001
                                ------------------------------------
Gross reserves                      $  684,164      $  572,877
Recoverables                           204,980         217,556
                                ------------------------------------
     Net reserves                   $  479,184      $  355,321
                                ====================================
Shareholders' equity                 1,390,324       1,225,024
Gross reserves as a % of equity           49.2%           46.8%
Net reserves as a % of equity             34.5%           29.0%
--------------------------------------------------------------------

During the six months ended June 30, 2002 we incurred net claims of $116.3 million and paid net losses of $26.0 million. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that we will continue to experience this level of losses and/or recoveries. Incurred but not reported ("IBNR") reserves at June 30, 2002 were $361.4 million compared with $286.7 million at December 31, 2001. As we continue to write additional premiums in our specialty reinsurance business and in our Glencoe insurance business, both of which normally have higher loss ratios and longer delays in reporting losses and in the development of losses, we expect that our claims reserves and our IBNR reserves will continue to increase.

See also discussion of reserves under Critical Accounting Policies.

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

Our total capital resources as at June 30, 2002 and December 31, 2001 were as follows:


---------------------------------------------------------------------------------------------------------
                                                                                 June 30,    December 31,
(in thousands of U.S. dollars)                                                      2002          2001
---------------------------------------------------------------------------------------------------------


Common shareholders' equity                                                     $1,240,324     $1,075,024
Series A preference shares                                                         150,000        150,000
                                                                                ----------     ----------
Total shareholders' equity                                                       1,390,324      1,225,024

7% senior notes - due 2008                                                         150,000        150,000
Term loan and borrowed revolving credit facility payable (Renaissance U.S.)         25,000         33,500
Revolving credit facility - DaVinci                                                100,000             --
Revolving credit facility - unborrowed (RenaissanceRe)                             310,000        310,000
Minority interest - mandatorily redeemable capital securities
of a subsidiary trust                                                               84,630         87,630
---------------------------------------------------------------------------------------------------------

TOTAL CAPITAL RESOURCES                                                         $2,059,954     $1,806,154
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------

We have a $310.0 million committed revolving credit and term loan agreement with a syndicate of commercial banks. As of June 30, 2002, we had no borrowings outstanding against this facility.

Our subsidiary, Renaissance U.S., has a $10 million term loan and a $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 2.5 percent during the first six months of 2002 (compared to 5.9 percent for the first six months of 2001). The related agreements contain certain financial covenants, the primary one being that RenaissanceRe, being the principal guarantor, maintain a ratio of Liquid Assets to debt service of 4:1. In accordance with the repayment provisions, $8.5 million was repaid on the loan in the second quarter of 2002. The term loan and revolving loan facility have mandatory repayment provisions of $25.0 million in 2003. We were in compliance with all the covenants of this term loan and revolving loan facility as at June 30, 2002.

Our minority owned subsidiary, DaVinciRe Holdings Ltd. entered into a $100 million bank credit facility during the second quarter of 2002. As of June 30, 2002, the full amount was outstanding under this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.8 percent during the first six months of 2002.

Our subsidiary, RenaissanceRe Capital Trust, has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by us if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at June 30, 2002. From time to time, we may opportunistically repurchase outstanding Capital Securities. RenaissanceRe's guarantee of the distributions on the preferred securities issued by the Trust, when taken together with RenaissanceRe's obligations under the expense reimbursement agreement with the Trust, provides a full and unconditional guarantee of amounts due on the Trust preferred securities.

We are party to other arrangements including retrocessional reinsurance arrangements which provide us with the right to obtain additional funds, which would supplement our capital resources, following certain losses or other events.

During the first six months of 2002, shareholders' equity increased by $165.3 million, from $1,225.0 million at December 31, 2001 to $1,390.3 million at June 30, 2002. Shareholders' equity attributable to common shareholders was $1,240.3 at June 30, 2002 and $1,075.0 at December 31, 2001. The significant components of the change in shareholders' equity were net income from continuing operations of $180.4 million, partially offset by dividends to common shareholders and Series A Preference shareholders of $25.4 million.

INVESTMENTS

The table below shows the aggregate amounts of investments available for sale, equity securities and cash and cash equivalents comprising our portfolio of invested assets:


----------------------------------------------------------------------------------------------
                                                              June 30,        December 31,
(in thousands of U.S. dollars)                                 2002               2001
----------------------------------------------------------------------------------------------
Investments available for sale, at fair value              $1,831,065          $1,282,483
Other investments                                              88,745              38,307
Cash, cash equivalents and short term investments             734,371             873,640
----------------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                      $2,654,181          $2,194,430
----------------------------------------------------------------------------------------------


At June 30, 2002, our invested asset portfolio, excluding cash and cash equivalents, other investments and the 75% minority interest in DaVinciRe's fixed maturity and short term investments, had a weighted average rating of AA, an average duration of 2.35 years and an average yield to maturity of 4.32 percent, net of investment expenses.

At June 30, 2002, we held investments and cash totaling $2.7 billion with a net unrealized appreciation balance of $17.4 million. Our investment portfolio is subject to the risks of declines in realizable value. We attempt to mitigate this risk through diversification and active management of our portfolio.

At June 30, 2002, $17.8 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1% percent of our invested assets.

CATASTROPHE LINKED AND DERIVATIVE INSTRUMENTS

We have assumed risk through catastrophe linked and derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During the first six months of 2002 and 2001, we recorded profits on these contracts of $2.1 million and zero, respectively. We report these profits in other income.

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

OFF BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of June 30, 2002, we have not entered into any guarantees, or guaranteed the liabilities of any non-consolidated affiliates or subsidiaries or other non-related parties.

CURRENT OUTLOOK

The changes to the market environment caused by the World Trade Center tragedy are expected to continue to be a factor during 2002. We believe that prices for risks assumed by insurance and reinsurance companies are continuing to increase, and that there is generally an improved understanding of the correlation between the various lines of business, which some participants may previously have seen to be independent. In addition, the sensitivity to credit quality of insurers and reinsurers continues to be a factor in the industry.

Because RenaissanceRe experienced relatively limited losses from the World Trade Center tragedy and continues to have stable, high credit ratings, we believe that we are well positioned to continue to significantly increase our managed catastrophe premiums.

Also, during the six months ended June 30, 2002, we wrote $172.7 million of premium related to specialty reinsurance coverages, as compared to $37.8 million for the first six months of 2001. We anticipate that we will continue to expand our presence in specialty reinsurance, which we define as coverages which are not specifically property catastrophe reinsurance.

We also anticipate that we will continue to increase the premiums written by our Bermuda-based primary insurance company, Glencoe. Glencoe, which primarily provides catastrophe exposed primary property coverage, wrote $94.0 million of gross written premiums for the first six months of 2002, as compared to $12.9 million for the full year ended December 31, 2001.

We are expanding and enhancing our underwriting, risk management and operational capabilities in specialty reinsurance and Glencoe. We can not assure you that we will succeed in the execution of our growth plans for Glencoe or our specialty reinsurance business, or that these business will sustain their current premium levels if market conditions change.

As a result of the World Trade Center tragedy, we expect the cost of our reinsurance protection may increase during 2003. If prices rise to levels at which we believe the purchase of reinsurance protection would become uneconomical, we may retain a greater level of net risk in certain geographic regions or for certain classes of risk. In order to obtain longer-term retrocessional capacity, we have entered into multi-year contracts with respect to a portion of our portfolio. We have also begun to enter into quota share type reinsurance relationships from which we receive fees and profit commissions.

The World Trade Center tragedy has caused insurers and reinsurers to seek to limit their potential exposures to losses from terrorism attacks. We often exclude losses from terrorism in the reinsurance and insurance that we write, but do have potential exposures to this risk. We continue to monitor our aggregate exposure to terrorist attacks.

Subsequent to the World Trade Center tragedy, a substantial amount of capital entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures. Currently, we do not believe that the new capital has resulted in significant adverse changes to the prevailing pricing structure in the property catastrophe reinsurance market. However, it is possible that the combination of the addition of new capital in the marketplace, and an environment with continued light catastrophe losses, could cause a reduction in prices of our products and may shorten the time horizon of the current price increases. To the extent that industry pricing of our products does not meet our hurdle rate, then we would reduce our future underwriting activities (thus resulting in reduced premiums).

SAFE HARBOR DISCLOSURE

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements contained in this report.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

In particular, statements using words such as "expect", "anticipate", "intends", "believe" or words of similar import generally involve forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that its objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

         (1)  the occurrence of large natural or man-made catastrophic events;

         (2) a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

         (3) the lowering or loss of one of the financial or claims-paying ratings of RenaissanceRe or one or more of our subsidiaries;

         (4) risks associated with implementing our business strategies and initiatives for organic growth, including operational risks relating to managing that growth;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS

The Company's invested asset portfolio includes investments which are available for trading purposes and which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.35 percent, which equates to a decrease in market value of approximately $48.4 million on a portfolio valued at $2,058.0 million at June 30, 2002. An immediate time horizon was used, as this presents the worst-case scenario.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

                  None

Item 2 -- Changes in Securities and Use of Proceeds

                  None

Item 3 -- Defaults Upon Senior Securities

                  None

Item 4 -- Submission of Matters to a Vote of Security Holders

         (a) Our 2002 Annual General Meeting of Shareholders was held on May 31, 2002.

         (b) Proxies were solicited by our management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation of opposition to our nominees listed in the proxy statement; the reelected directors were re-elected for three year terms as described in item (c)(1) below.

              The other directors, whose term of office as a director continued after the meeting are:

              James N. Stanard

              Thomas A. Cooper

              W. James MacGinnitie

              William F. Hecht

              William I. Riker

         (c) The following matters were voted upon at the Annual General Meeting with the voting results indicated (all share amounts referenced herein are on a post-split basis; during the second quarter of 2002, we effected a three for one stock split through a stock dividend of two additional common shares for each common share owned):

         (1)  The Board Nominees Proposal

              Our Bye-laws provide for a classified Board, divided into three classes of approximately equal size. At the 2002 Annual Meeting, the shareholders elected three of our Directors as Class I Directors, who shall serve until our 2005 Annual Meeting.

              Nominee          Votes For   Votes Against      Votes Withheld
              -------          ---------   -------------      --------------

              Edmund B. Greene        61,817,574         609,714             0

              Brian Hall              61,817,574         609,714             0

              Scott E. Pardee         61,817,574         609,714             0

         (2)  The Auditors Proposal

              Our shareholders voted to approve the appointment of Ernst & Young as our independent auditors for the 2002 fiscal year.

              Votes For                  Votes Against           Votes Withheld
              ---------                  -------------           --------------

              61,575,900                 770,637                 80,751

         (3)  The Bye-laws Proposal

              Our bye-laws restricted all holders of our capital shares, other than certain founding institutional investors, from obtaining or exercising more than 9.9% of the voting rights attached to all of our issued and outstanding capital shares. At the 2002 Annual Meeting, our shareholders voted to amend the Bye-laws to remove an exemption which exempted certain founding institutional investors from the prohibition in our Bye-laws on obtaining or exercising more than 9.9% of the voting rights attached to our issued and outstanding capital shares.

              Votes For                  Votes Against           Votes Withheld
              ---------                  -------------           --------------

              61,306,122                 1,007,085               114,081

         (4)  The 2001 Stock Incentive Plan Proposal

              Our shareholders voted to approve an amendment to our 2001 Stock Incentive Plan (the "2001 Plan") increasing the aggregate number of Full Voting common shares reserved for issuance thereunder by 850,000 shares.

              Votes For                  Votes Against           Votes Withheld
              ---------                  -------------           --------------

              45,842,217                 16,470,564              114,507

         (5)  The Directors Plan Proposal

              Our shareholders voted to approve an amendment to our Amended and Restated Directors Plan increasing the number of authorized Full Voting common shares reserved for issuance thereunder by 150,000 shares.

              Votes For                  Votes Against           Votes Withheld
              ---------                  -------------           --------------

              43,071,723                 19,242,663              112,902

Item 5 -- Other Information

                  None

Item 6 -- Exhibits and Reports on Form 8-K

         a.   Exhibits:

              3.1 Amended and Restated Bye-laws of RenaissanceRe Holdings Ltd., as adopted and approved by RenaisanceRe's shareholders on May 31, 2002.

         b.   Current Reports on Form 8-K:

              None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                           RENAISSANCERE HOLDINGS LTD.



                                        By: /s/ John M. Lummis
                                            ------------------------------------
                                            John M. Lummis
                                            Executive Vice President and
                                            Chief Financial Officer
Date:      August 14, 2002


    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
         RENAISSANCERE HOLDINGS LTD. PURSUANT TO 18 U.S.C. SECTION 1350
         --------------------------------------------------------------

We certify that, to the best of our knowledge and belief:

(1) the Quarterly Report on Form 10-Q of RenaissanceRe Holdings Ltd. for the period ending June 30, 2002 (the "Report") complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of RenaissanceRe Holdings Ltd.



                                            /s/ James N. Stanard
                                            ------------------------------------
                                            James N. Stanard
                                            Chief Executive Officer

Date:      August 14, 2002

                                            /s/ John M. Lummis
                                            ------------------------------------
                                            John M. Lummis
                                            Chief Financial Officer
Date:      August 14, 2002