Form 10-Q
period 2002-09-30
RENAISSANCERE HOLDINGS LTD
filed 2002-11-14
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       Commission file number: 34-0-26512

                           RENAISSANCERE HOLDINGS LTD.

             (Exact name of registrant as specified in its charter)

BERMUDA                                    98-013-8020
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

RENAISSANCE HOUSE                          HM 19
8-12 EAST BROADWAY                         (Zip Code)
PEMBROKE, BERMUDA
(Address of principal executive offices)

                                 (441) 295-4513
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                             -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act). Yes  x   No
                                               -----   -----

     The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of November 8, 2002 was 69,483,735.

     Total number of pages in this report:  35

                           RENAISSANCERE HOLDINGS LTD.

                               INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

     ITEM 1 -- Financial Statements

               Consolidated Balance Sheets as at September 30, 2002                                3
               (Unaudited) and December 31, 2001

               Unaudited Consolidated Statements of Operations for                                 4
               the three and nine month periods ended September 30, 2002 and 2001

               Unaudited Consolidated Statements of Changes in Shareholders'
               Equity for the nine month periods ended September 30, 2002 and 2001                 5

               Unaudited Consolidated Statements of Cash Flows
               for the nine month periods ended September 30, 2002 and 2001                        6

               Notes to Unaudited Consolidated Financial Statements                                7

     ITEM 2 -- Management's Discussion and Analysis of Results of Operations                      14
                 and Financial Condition

     ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk                         29

     ITEM 4 -- Disclosure Controls and Procedures                                                 29

PART II -- OTHER INFORMATION                                                                      30

     ITEM 1 -- Legal Proceedings
     ITEM 2 -- Changes in Securities and Use of Proceeds
     ITEM 3 -- Defaults Upon Senior Securities
     ITEM 4 -- Submission of Matters to a Vote of Security Holders
     ITEM 5 -- Other Information
     ITEM 6 -- Exhibits and Reports on Form 8-K

Signature -- RenaissanceRe Holdings Ltd.                                                          31

Certification -- Chief Executive Officer, RenaissanceRe Holdings Ltd.                             32

Certification -- Chief Financial Officer, RenaissanceRe Holdings Ltd.                             34

PART I - FINANCIAL INFORMATION
Item 1 - Financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (in thousands of United States Dollars, except per share amounts)

                                                                                   AS AT
                                                                   ---------------------------------------
                                                                    SEPT. 30, 2002        DEC. 31, 2001
                                                                   ------------------   ------------------
                                                                     (Unaudited)           (Audited)
ASSETS
Fixed maturity investments available for sale, at fair value
   (Amortized cost of $2,211,608 and $1,266,188 at Sept. 30, 2002
        and December 31, 2001, respectively)                               $ 2,254,919         $ 1,282,483
Short term investments, at cost                                                397,552             733,925
Other investments                                                               96,920              38,307
Cash and cash equivalents                                                       86,451             139,715
                                                                           -----------         -----------
       Total investments and cash                                            2,835,842           2,194,430
Premiums receivable                                                            318,978             102,202
Ceded reinsurance balances                                                     126,660              41,690
Losses and premiums recoverable                                                219,614             217,556
Accrued investment income                                                       20,708              17,696
Deferred acquisition costs                                                      59,444              12,814
Other assets                                                                    59,967              57,264
                                                                           -----------         -----------
     TOTAL ASSETS                                                          $ 3,641,213         $ 2,643,652
                                                                           ===========         ===========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim expenses                                      $   754,215         $   572,877
Reserve for unearned premiums                                                  464,393             125,053
Debt                                                                           275,000             183,500
Reinsurance balances payable                                                   164,950             115,967
Other                                                                           56,656              58,650
                                                                           -----------         -----------
     TOTAL LIABILITIES                                                       1,715,214           1,056,047
                                                                           -----------         -----------
MINORITY INTEREST - Company obligated mandatorily
  redeemable Capital Securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company                                                     84,630              87,630
MINORITY INTEREST - DaVinci                                                    348,301             274,951

SHAREHOLDERS' EQUITY
Series A Preference Shares                                                     150,000             150,000
Common shares and additional paid-in capital                                   323,071             264,623
Unearned stock grant compensation                                              (20,470)            (20,163)
Accumulated other comprehensive income                                          38,509              16,295
Retained earnings                                                            1,001,958             814,269
                                                                           -----------         -----------

     TOTAL SHAREHOLDERS' EQUITY                                              1,493,068           1,225,024
                                                                           -----------         -----------
     TOTAL LIABILITIES, MINORITY INTEREST, AND
     SHAREHOLDERS' EQUITY                                                  $ 3,641,213         $ 2,643,652
                                                                           ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
        (in thousands of United States Dollars, except per share amounts)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPT. 30, 2002    SEPT. 30, 2001   SEPT. 30, 2002    SEPT. 30, 2001
                                                                --------------    --------------   --------------    ---------------
REVENUES
    Gross Premiums Written                                        $   282,597       $   123,571       $ 1,013,725       $   443,791
                                                                  ===========       ===========       ===========       ===========
    Net premiums written                                          $   192,687       $    79,030       $   770,300       $   293,208
    Decrease (increase) in unearned premiums                           (1,377)              903          (243,940)          (53,844)
                                                                  -----------       -----------       -----------       -----------
    Net premiums earned                                               191,310            79,933           526,360           239,364
    Net investment income                                              26,065            18,738            75,212            54,892
    Net foreign exchange gains (losses)                                   888            (1,051)            2,588            (1,113)
    Other income                                                        7,951             1,070            24,227             8,840
    Net realized gains on investments                                   7,891             4,978            11,545            15,474
                                                                  -----------       -----------       -----------       -----------
    TOTAL REVENUES                                                    234,105           103,668           639,932           317,457
                                                                  -----------       -----------       -----------       -----------
EXPENSES
    Claims and claim expenses incurred                                 82,931            46,986           199,198           121,196
    Acquisition expenses                                               23,802            11,461            62,719            34,614
    Operational expenses                                                9,616             9,408            30,241            27,814
    Corporate expenses                                                  3,466             1,366            10,844             7,674
    Interest expense                                                    3,499             2,699             9,646             4,246
                                                                  -----------       -----------       -----------       -----------

    TOTAL EXPENSES                                                    123,314            71,920           312,648           195,544
                                                                  -----------       -----------       -----------       -----------
Income before minority interest, taxes and change in
    accounting principle                                              110,791            31,748           327,284           121,913
Minority interest - Company obligated mandatorily
    redeemable Capital Securities of a subsidiary
    trust holding solely junior subordinated
    debentures of the Company                                           1,759             1,823             5,423             5,565
Minority interest - DaVinci                                            17,689              --              40,636              --
                                                                  -----------       -----------       -----------       -----------
Income before taxes and change in accounting
 principle                                                             91,343            29,925           281,225           116,348
Income tax expense (benefit)                                               59                (3)              382             1,175
Cumulative effect of a change in accounting
 principle                                                               --                --              (9,187)             --
                                                                  -----------       -----------       -----------       -----------
    NET INCOME                                                         91,284            29,928           271,656           115,173
Dividends on Series A Preference Shares                                 3,038              --               9,079              --
                                                                  -----------       -----------       -----------       -----------
    NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                   $    88,246       $    29,928       $   262,577       $   115,173
                                                                  ===========       ===========       ===========       ===========

Earnings per Common Share - basic                                 $      1.30       $      0.51       $      3.90       $      1.99
Earnings per Common Share - diluted                               $      1.26       $      0.49       $      3.75       $      1.90



   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                  2002                  2001
                                                              -----------            -----------
Series A preference shares
      Balance -- beginning and end of period                  $   150,000            $        --
                                                              -----------            -----------
Common stock & additonal paid-in capital
      Balance -- January 1                                        264,623                 22,999
      Exercise of options, and issuance of stock
           and restricted stock awards                             12,780                 13,807
      Offering expenses                                               (73)                  (558)
      Stock dividend                                               45,711                     --
      Repurchase of Capital Securities                                 30                     --
                                                              -----------            -----------
      Balance -- September 30                                     323,071                 36,248
                                                              -----------            -----------
Unearned stock grant compensation
      Balance -- January 1                                        (20,163)               (11,716)
      Restricted stock grants awarded, net                         (7,710)               (13,047)
      Amortization                                                  7,403                  5,639
                                                              -----------            -----------
      Balance -- September 30                                     (20,470)               (19,124)
                                                              -----------            -----------
Accumulated other comprehensive income
      Balance -- January 1                                         16,295                  6,831
      Net unrealized gains on securities, net of
           adjustment (see disclosure below)                       22,214                 18,810
                                                              -----------            -----------
      Balance -- September 30                                      38,509                 25,641
                                                              -----------            -----------
Retained earnings
      Balance -- January 1                                        814,269                682,704
      Net income                                                  271,656                115,173
      Dividends paid - common shares                              (29,177)               (23,749)
      Dividends paid - preference shares                           (9,079)                    --
      Stock dividend                                              (45,711)                    --
                                                              -----------            -----------
      Balance -- September 30                                   1,001,958                774,128
                                                              -----------            -----------
Total Shareholders' Equity                                    $ 1,493,068            $   816,893
                                                              ===========            ===========
COMPREHENSIVE INCOME
Net income                                                    $   271,656            $   115,173
Other comprehensive income                                         22,214                 18,810
                                                              -----------            -----------
Comprehensive income                                          $   293,870            $   133,983
                                                              ===========            ===========
DISCLOSURE REGARDING NET UNREALIZED GAINS
Net unrealized holding gains arising during period            $    33,759            $    34,284
Net realized gains included in net income                         (11,545)               (15,474)
                                                              -----------            -----------
Change in net unrealized gains on securities                  $    22,214            $    18,810
                                                              ===========            ===========



(1) Comprehensive income for the quarters ended September 30, 2002 and 2001 were $112.4 million and $49.2 million, respectively.



   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                                    ---------------------------------
                                                                                       2002                  2001
                                                                                    -----------           -----------
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

      Net income                                                                    $   271,656           $   115,173

      ADJUSTMENTS TO RECONCILE NET INCOME TO NET
           CASH PROVIDED BY OPERATING ACTIVITIES

           Amortization and depreciation                                                 15,435                  (755)
           Net realized investment gains                                                (11,545)              (15,474)
           Minority interest in undistributed net income of DaVinci                      40,636                    --
           Change in:
                   Reinsurance balances, net                                           (159,122)              (41,778)
                   Ceded reinsurance balances                                           (76,937)              (36,308)
                   Deferred acquisition costs                                           (43,104)               (9,687)
                   Reserve for claims and claim expenses, net                           157,520               109,078
                   Reserve for unearned premiums                                        318,532                91,857
                   Other                                                                 39,098                (5,680)
                                                                                    -----------           -----------

                   NET CASH PROVIDED BY OPERATING ACTIVITIES                            552,169               206,426
                                                                                    -----------           -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Proceeds from sale of investments                                               4,722,476             2,367,148
      Purchase of investments available for sale                                     (5,719,031)           (2,579,701)
      Net sales (purchases) of short term investments                                   339,373              (105,591)
      Acquisition of subsidiary, net of cash acquired                                   (23,495)                   --
                                                                                    -----------           -----------

                   NET CASH USED IN INVESTING ACTIVITIES                               (680,677)             (318,144)
                                                                                    -----------           -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
      Issuance of debt                                                                  100,000               150,000
      Payment of bank loan                                                               (8,500)              (16,500)
      Dividends paid - common shares                                                    (29,177)              (23,749)
      Dividends paid - Series A preference shares                                        (9,079)                   --
      Secondary offering expenses                                                            --                  (558)
      Minority interests                                                                 22,000                    --
                                                                                    -----------           -----------

                   NET CASH PROVIDED BY FINANCING ACTIVITIES                             75,244               109,193
                                                                                    -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (53,264)               (2,525)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          139,715                59,559
                                                                                    -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    86,451           $    57,034
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

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

1. The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. This report on Form 10-Q should be read in conjuction with the Company's Annual Report on Form 10-K. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its wholly-owned subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), RenaissanceRe Capital Trust (the "Trust") and Renaissance Underwriting Managers, Ltd. ("Renaissance Managers"). The consolidated statements also include the accounts of the Company's partially-owned subsidiary, DaVinciRe Holdings Ltd. ("DaVinciRe").

     Also included in the consolidated financial statements is Overseas Partners Cat Ltd. ("OP Cat"), formerly a subsidiary of Overseas Partners Ltd. ("OPL"). The Company purchased OP Cat at book value, which equated to $25 million, on May 10, 2002, the date of the purchase.

     RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company," and references herein to "our", "we", or "us" refer to the Company. All intercompany transactions and balances have been eliminated on consolidation.

     The Company's principal products are property catastrophe reinsurance and specialty reinsurance, principally provided through Renaissance Reinsurance and primary insurance, principally provided by Glencoe, through individual risk selection and by providing coverage to insurance companies on a quota share basis. The Company acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs on behalf of joint ventures, including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). DaVinciRe and DaVinci were formed in October 2001 with other equity investors. The Company owns a minority equity interest in, but controls a majority of the outstanding voting shares of, DaVinciRe.

     Minority interests represent the interests of external parties with respect to net income and shareholders' equity of the Trust and DaVinci. The Company has also established a wholly-owned subsidiary, RenaissanceRe Capital Trust II ("Capital Trust II"), which is a financing subsidiary available to issue certain types of securities on behalf of the Company. As of September 30, 2002, no such securities have been issued by Capital Trust
     II. The Trust is the issuer of $84.6 million of outstanding mandatorily redeemable preferred capital securities ("Capital Securities") and holds a like amount of junior subordinated debentures issued by RenaissanceRe. RenaissanceRe's guarantee of the distributions on the preferred securities issued by the Trust (and, if issued, those of Capital Trust II), when taken together with RenaissanceRe's obligations under the expense reimbursement agreement with the Trust, provides a full and unconditional guarantee of amounts due on the Capital Securities issued by the Trust.

     Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of results of operations and cash flows for the full fiscal year or subsequent quarters.

2. The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third-party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $160.8 million and $112.0 million for the nine month periods ended September 30, 2002 and 2001, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to other reinsurance contracts.

     Total recoveries netted against premiums and claims and claim expenses incurred for the nine months ended September 30, 2002 were $73.2 million compared to $165.7 million for the nine months ended September 30, 2001.

3. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As a result, the Company's goodwill existing at December 31, 2001 is no longer being amortized and is subject to an annual impairment review. In the second quarter of 2002, the Company completed its initial impairment review in compliance with the transition provisions of SFAS 142 and, as a result, the Company decided to reflect goodwill at zero value, the low end of an estimated range of values. Accordingly, during the second quarter of 2002, the Company wrote-off the balance of its goodwill, or $9.2 million. As required by SFAS 142, this charge has been reflected in the statement of operations as a cumulative effect of a change in accounting principle. The following tables set forth the effects of adopting SFAS 142 on the comparative period income:


----------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
                                                                     Three months ended
                                                                     September 30, 2001
                                                                    ---------------------
      Net income available to common shareholders, as reported                  $ 29,928
      Add back: goodwill amortization expense                                        230
                                                                    ---------------------

      Adjusted net income available to common shareholders                      $ 30,158
                                                                    =====================

      Average common shares outstanding - basic                                   58,130
      Average common shares outstanding - diluted                                 60,863

      Adjusted per common share data
                  Earnings per common share - basic                               $ 0.52
                  Earnings per common share - diluted                             $ 0.50

----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
                                                                     Nine months ended
                                                                     September 30, 2001
                                                                    ---------------------
      Net income available to common shareholders, as reported                 $ 115,173
      Add back: goodwill amortization expense                                        418
                                                                    ---------------------

      Adjusted net income available to common shareholders                     $ 115,591
                                                                    =====================

      Average common shares outstanding - basic                                   57,883
      Average common shares outstanding - diluted                                 60,669

      Adjusted per common share data
                  Earnings per common share - basic                               $ 2.00
                  Earnings per common share - diluted                             $ 1.91

----------------------------------------------------------------------------------------------

4. During the second quarter, the Company changed its policy regarding the classification of certain investments previously reflected as cash and cash equivalents. These investments were reclassified to short-term investments to more appropriately reflect the Company's investment strategy regarding those assets. Prior period comparatives have been reclassified to reflect this change in policy.

5. For the nine month period ended September 30, 2002, the Company paid interest of $9.6 million on its outstanding loans and 7% Senior Notes. For the same period in the previous year the Company paid interest of $4.2 million on its outstanding loans. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Capital Resources and Shareholders' Equity" for further discussion.

6. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per share (see Note 7 below):

----------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                                       2002                      2001
----------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
----------------------------------------------------------------------------------------------------------------------
Numerator:

      Net income available to common shareholders                      $ 88,246                  $ 29,928
                                                                   =============             =============

Denominator:
      Denominator for basic earnings per common share -
                  Weighted average common shares                     67,865,217                58,130,061
      Per common share equivalents of employee stock
                  Options and restricted shares                       2,406,866                 2,732,607
                                                                   -------------             -------------
      Denominator for diluted earnings per common share -
                  Adjusted weighted average common shares and
                  assumed conversions                                70,272,083                60,862,668
                                                                   =============             =============

      Basic earnings per common share                                    $ 1.30                    $ 0.51
      Diluted earnings per common share                                  $ 1.26                    $ 0.49
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                                      Nine months ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                                       2002                      2001
----------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
----------------------------------------------------------------------------------------------------------------------
Numerator:

      Net income available to common shareholders                     $ 262,577                 $ 115,173
                                                                   =============             =============
Denominator:
      Denominator for basic earnings per common share -
                  Weighted average shares                            67,326,314                57,883,068
      Per common share equivalents of employee stock
                  Options and restricted shares                       2,763,304                 2,785,686
                                                                   -------------             -------------
      Denominator for diluted earnings per common share -
                  Adjusted weighted average shares and
                  assumed conversions                                70,089,618                60,668,754
                                                                   =============             =============
      Basic earnings per common share                                    $ 3.90                    $ 1.99
      Diluted earnings per common share                                  $ 3.75                    $ 1.90
----------------------------------------------------------------------------------------------------------------------


7. The Board of Directors of RenaissanceRe declared the following dividends during 2002:


----------------------------------------------------------------------------------------------
   Amount per Share         Declaration Date           Record Date           Payment Date
-----------------------  -----------------------   --------------------  ---------------------
               $ 0.142         February 5, 2002        February 19, 2002        March 5, 2002
               $ 0.142              May 2, 2002             May 16, 2002         May 30, 2002
               $ 0.142           August 8, 2002        September 2, 2002   September 16, 2002
               $ 0.142         November 7, 2002         December 2, 2002    December 16, 2002

----------------------------------------------------------------------------------------------

     During the second quarter of 2002, RenaissanceRe effected a three-for-one stock split through a stock dividend of two additional common shares for each common share owned. All of the share and per share information provided in this 10-Q is presented as if the stock dividend had occurred for all periods presented.

8. The Company has two reportable segments: reinsurance operations and individual risk operations. The reinsurance segment, which includes the results of DaVinci in 2002, primarily provides property catastrophe reinsurance and specialty reinsurance to selected insurers and reinsurers on a worldwide basis. During the quarter, we renamed our primary segment "individual risk" to more accurately describe the risk characteristics of this business. We define the individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. The individual risk segment currently provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business, and also provides reinsurance to other insureds on a quota share basis. Data for the three and nine month periods ended September 30, 2002 and 2001 are as follows:

-----------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 2002
(IN THOUSANDS OF U.S. DOLLARS)
                                                 REINSURANCE (1)   INDIVIDUAL RISK (1)         OTHER (2)            TOTAL
                                             --------------------------------------------------------------------------------
Gross premiums written                                 $ 201,351            $ 81,246                 $ -           $ 282,597
Income                                                    66,316               8,645              13,285              88,246
Assets                                                 2,860,047             501,309             279,857           3,641,213
                                             --------------------------------------------------------------------------------
Claims and claim expense ratio                             44.4%               38.0%                   -               43.3%
Expense ratio                                              14.3%               33.9%                   -               17.5%
                                             --------------------------------------------------------------------------------
Combined ratio                                             58.7%               71.9%                   -               60.8%
                                             ================================================================================

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 2001
(IN THOUSANDS OF U.S. DOLLARS)
                                                 REINSURANCE (1)   INDIVIDUAL RISK (1)         OTHER (2)            TOTAL
                                             --------------------------------------------------------------------------------
Gross premiums written                                 $ 112,872            $ 10,699                 $ -           $ 123,571
Income (loss)                                             14,590              (2,512)             17,850              29,928
Assets                                                 1,599,378             285,212             106,664           1,991,254
                                             --------------------------------------------------------------------------------
Claims and claim expense ratio                             58.3%               78.0%                   -               58.8%
Expense ratio                                              21.7%              159.7%                   -               26.1%
                                             --------------------------------------------------------------------------------
Combined ratio                                             80.0%              237.7%                   -               84.9%
                                             ================================================================================

-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
(IN THOUSANDS OF U.S. DOLLARS)
                                                 REINSURANCE (1)   INDIVIDUAL RISK (1)         OTHER (2)          TOTAL
                                             --------------------------------------------------------------------------------
Gross premiums written                                 $ 828,716           $ 185,009                 $ -         $ 1,013,725
Income                                                   223,352              10,850              28,375             262,577
Assets                                                 2,860,047             501,309             279,857           3,641,213
                                             --------------------------------------------------------------------------------
Claims and claim expense ratio                             37.3%               42.5%                   -               37.8%
Expense ratio                                              15.4%               37.5%                   -               17.7%
                                             --------------------------------------------------------------------------------
Combined ratio                                             52.7%               80.0%                   -               55.5%
                                             ================================================================================

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN THOUSANDS OF U.S. DOLLARS)
                                                 REINSURANCE (1)   INDIVIDUAL RISK (1)         OTHER (2)            TOTAL
                                             --------------------------------------------------------------------------------
Gross premiums written                                 $ 407,899            $ 35,892                 $ -           $ 443,791
Income (loss)                                             56,145                (405)             59,433             115,173
Assets                                                 1,599,378             285,212             106,664           1,991,254
                                             --------------------------------------------------------------------------------
Claims and claim expense ratio                             52.4%              -25.7%                   -               50.6%
Expense ratio                                              23.1%              133.2%                   -               26.1%
                                             --------------------------------------------------------------------------------
Combined ratio                                             75.5%              107.5%                   -               76.7%
                                             ================================================================================

-----------------------------------------------------------------------------------------------------------------------------

     (1) - Income (loss) for the Reinsurance and individual risk segments represents net underwriting income. Net underwriting income consists of net premiums earned less claims and claims expenses incurred, acquisition costs, and operational expenses.

     (2) - Income for the Other segment consists of net investment income, net foreign exchange gains (losses), other income and net realized gains on investments, partially offset by corporate expenses, interest expense, minority interest expenses, cumulative effect of change in accounting principle and income tax expense (benefit).

9. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

     RenaissanceRe's U.S. subsidiaries are subject to U.S. tax. The net deferred tax asset of $3.9 million is net of a $26.6 million valuation allowance. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (which expires during the period ranging from 2018 through 2020), subject to certain limitations.

10.  Subsequent Events

     On November 1, 2002, RenaissanceRe purchased 3,960,000 common shares, par value $.01 per share (the "Shares") of Platinum Underwriters Holdings, Ltd. ("Platinum"), in a private placement transaction. RenaissanceRe purchased these Shares at a price of $21.2625 per share for an aggregate purchase price of $84.2 million. The closing of RenaissanceRe's investment in Platinum occurred concurrent with the closing of Platinum's initial public offering, and of a concurrent private placement of 6,000,000 Common Shares to The St. Paul Companies, Inc. Immediately after consummation of these transactions, RenaissanceRe owned 9.2% of Platinum's outstanding Common Shares.

     In connection with its investment in Platinum, RenaissanceRe also received a ten-year option to purchase up to 2,500,000 additional Shares of Platinum at a per share price of $27.00 pursuant to the RenaissanceRe Option Agreement between RenaissanceRe and Platinum dated as of November 1, 2002.

     In addition, concurrent with the closing of RenaissanceRe's investment in Platinum, RenaissanceRe entered into a Services and Capacity Reservation Agreement with Platinum, dated as of November 1, 2002 (the "Services Agreement"), pursuant to which RenaissanceRe will provide certain services to Platinum in connection with Platinum's property catastrophe insurance book of business, and will reserve $100 million of retrocessional capacity. In exchange for these services, during the term of the Services Agreement RenaissanceRe is entitled to receive an annual fee equal to the greater of
     (i) $4,000,000 and (ii) 3.5% of Platinum's aggregate gross written non-marine non-finite property catastrophe premium (including reinstatements), adjusted annually thirty days after each anninversary.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2002 and 2001 and financial condition as of September 30, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

GENERAL

We provide reinsurance that is subject to the risk of natural and man-made catastrophes. Our results depend to a large extent on the frequency and severity of catastrophic events, and the concentration and coverage offered to clients impacted thereby. Our catastrophe reinsurance business includes 1) writing reinsurance on our own behalf and 2) writing reinsurance on behalf of our joint ventures, principally Top Layer Re and DaVinci. We receive fee income based on the performance of these joint ventures, however, as the results of operations of DaVinci are consolidated in our financial statements, no fee income from DaVinci is recognized in the consolidated financial statements. Our individual risk operations principally provide coverage with respect to risks that are also exposed to natural catastrophes based on an understanding of the original underlying insurance policies.

Recently, we have increased our premiums from specialty lines of reinsurance, including such lines as catastrophe-exposed workers compensation coverage, property per risk, aviation and finite reinsurance. We have also increased our individual risk business. We define the individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. The individual risk segment currently provides insurance both on a direct and on a surplus lines basis for commercial and homeowners catastrophe-exposed property business, and also provides reinsurance to other insureds on a quota share basis.

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

CRITICAL ACCOUNTING POLICIES

For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for any loss event will vary from our ultimate loss results, possibly materially. Also, the Company has recently increased its specialty reinsurance and individual risk premiums, but does not have the benefit of a significant amount of its own historical experience in these lines of business. Accordingly, the setting and reserving for incurred losses for these lines of business could be subject to greater variability.

The period of time from the reporting of a loss to us through the settlement of our liability may be several years. During this period, additional facts and trends may be revealed and as these factors become apparent, reserves will be adjusted. Therefore, adjustments to our loss reserves can impact our current net income by 1) increasing our net income if our estimated reserves prove to be redundant or 2) reducing our net income if our estimated reserves prove to be insufficient. The impact on net income from changes in prior years loss reserves for the nine month period ended September 30, 2002 was a decrease to net income of $4.9 million, compared to an increase to net income of $2.3 million for the same period in 2001.

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

As we continue to write additional premiums in our specialty reinsurance business and in our individual risk insurance business, both of which normally have higher loss ratios and longer delays in reporting losses and in the development of losses, we expect that our claims reserves and our incurred but not reported ("IBNR") reserves will continue to increase.

Other material judgments made by us include the estimates of potential impairments in asset valuations, particularly:

     1)   potential uncollectible reinsurance recoverables and;

     2)   impairments in our deferred tax asset.

To estimate reinsurance recoverables which might be uncollectible, our senior managers evaluate the financial condition of our reinsurers, on a reinsurer by reinsurer basis, both before purchasing the reinsurance protection from them and after the occurrence of a significant catastrophic event. As of September 30, 2002 and December 31, 2001, we have recorded a valuation allowance of $8.0 million relating to reinsurance recoverables, based on specific facts and circumstances evaluated by management.

In estimating impairments to our deferred tax asset, we analyze the businesses which generated the deferred tax asset, and the businesses that will potentially utilize the deferred tax asset. Our deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable by our U.S. operating subsidiaries. However, due to the limited opportunities we perceive in the U.S. primary insurance market, the U.S. insurance operations have not generated taxable income. This calls into question the certainty of the recoverability of the deferred tax asset. Although we retain the benefit of this asset through 2020, as of September 30, 2002 we have recorded a valuation allowance of $26.6 million compared to $22.5 million for the year ended December 31, 2001. As of September 30, 2002 and December 31, 2001, the net balance of the deferred tax asset was $3.9 million and $4.2 million, respectively.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

A summary of the significant components of our revenues and expenses are as follows:

------------------------------------------------------------------------------------------------------------------------
Quarter ended September 30,                                                           2002              2001
------------------------------------------------------------------------------------------------------------------------

      Net underwriting income - Reinsurance (1)                                          $ 66,316          $ 14,590
      Net underwriting income (loss) - Individual Risk (1)                                  8,645            (2,512)
      Other income                                                                          7,951             1,070
      Net investment income                                                                26,065            18,738
      Interest and fixed charges                                                           (8,296)           (4,522)
      Corporate expenses, taxes & other                                                    (2,637)           (2,414)
      Minority interest - DaVinci                                                         (17,689)                -
                                                                                ------------------------------------
           Net operating income available to common shareholders (2)                       80,355            24,950
      Net realized gains on investments                                                     7,891             4,978
                                                                                ------------------------------------
           Net income available to common shareholders                                   $ 88,246          $ 29,928
                                                                                ====================================

      Operating income per common share - diluted                                          $ 1.14            $ 0.41
      Net income per common share - diluted                                                $ 1.26            $ 0.49

(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.
(2)   Net operating income excludes realized gains and losses on investments.

------------------------------------------------------------------------------------------------------------------------

The $55.4 million increase in operating income in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 was primarily the result of the following items:

     o A $51.7 million increase in underwriting income from our reinsurance operations and an increase of $11.2 million in underwriting income from our individual risk operations, which was primarily due to the significant growth in written premium, as noted below, and a corresponding growth in earned premium. The increased underwriting income from the reinsurance operations is partially offset by the $17.7 million of minority interest related to DaVinci. Also, our third quarter 2001 reinsurance results were negatively impacted by $48 million of net losses from the World Trade Center tragedy; plus

     o A $6.9 million increase in other income caused primarily by an increase in our equity participation in our joint venture, Top Layer Re and an increase in miscellaneous other items; plus

     o A $3.6 million increase in net investment income (net of interest and fixed charges) which was primarily due to the growth in our investment portfolio resulting from financing activities in the fourth quarter of 2001, and our strong cash flows from operations during the nine months of 2002.

Gross premiums written for the third quarter of 2002 and 2001 were as follows:

-------------------------------------------------------------------------------
Quarter ended September 30,                        2002             2001
                                             ----------------------------------
Cat Premium
     Renaissance                                    $ 114,756         $ 92,099
     DaVinci                                           38,491                -
                                             ----------------------------------
          Total Cat Premium                           153,247           92,099
Specialty Reinsurance                                  48,104           20,773
                                             ----------------------------------
     Total Reinsurance                                201,351          112,872
Individual Risk Premium                                81,246           10,699
                                             ----------------------------------
Total gross written premiums                        $ 282,597        $ 123,571
                                             ==================================

-------------------------------------------------------------------------------

The increase in gross premiums written during the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001, was primarily the result of the hardening market environment which arose following the large losses incurred by many insurance and reinsurance companies from the World Trade Center tragedy. We believe that as a result of this event many insurers and reinsurers have 1) withdrawn from certain segments of the insurance or reinsurance market and/or 2) increased prices for coverages offered to insureds. Both of these factors, withdrawal of capacity and increasing prices, have provided opportunities for us to substantially grow our written premiums.

Our property catastrophe premiums have increased primarily due to increased prices across our markets which has resulted in 1) an increase in our unit volume due to an increased number of contracts which are being marketed on terms which meet both our exposure and return criteria and 2) higher prices on our renewing business.

The market conditions described above have also contributed to our expansion in
1) the specialty reinsurance market, which includes coverages such as catastrophe exposed workers compensation and aviation risks and 2) the individual risk market, where we provide catastrophe exposed property coverage on an excess and surplus lines basis and through quota share reinsurance of primary insurance companies based on an understanding of the underlying insurance policies, primarily through our subsidiary Glencoe Insurance.

Following the World Trade Center tragedy, we have increased our penetration into the property catastrophe reinsurance market, which we measure based on the amount of managed catastrophe premiums we write. For the quarter ended September 30, 2002, our total managed catastrophe premiums, representing catastrophe premiums we write on behalf of Renaissance Reinsurance and our joint ventures, were $165.9 million, $51.2 million of which were derived from DaVinci and Top Layer Re. For the quarter ended September 30, 2001, total managed catastrophe premiums were $107.4 million, $21.4 million of which were derived from our joint ventures.

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

The table below sets forth our combined ratio and components thereof, by segment, for the quarters ended September 30, 2002 and 2001:

                              -------------------------------------------------------------------------
                                    REINSURANCE            INDIVIDUAL RISK              TOTAL
                              --------------------------------------------------------------------------
QUARTER ENDED:                  30-Sep-02    30-Sep-01   30-Sep-02   30-Sep-01    30-Sep-02   30-Sep-01
                              --------------------------------------------------------------------------
Loss ratio                          44.4%        58.3%       38.0%       78.0%        43.3%       58.8%
Expense ratio                       14.3%        21.7%       33.9%      159.7%        17.5%       26.1%
                              --------------------------------------------------------------------------
Combined ratio                      58.7%        80.0%       71.9%      237.7%        60.8%       84.9%
                              --------------------------------------------------------------------------

We benefited from a reduction in the loss ratio of our reinsurance business to 44.4% for the quarter ended September 30, 2002, compared to 58.3% for the same quarter in 2001. The reduction in the loss ratio during 2002 resulted from a lower level of catastrophe losses during the third quarter of 2002 as compared to the third quarter of 2001, partially offset by the losses incurred from our specialty reinsurance premiums written which typically produce a higher loss ratio. Also, the 2001 loss ratio includes $48 million of net losses related to the World Trade Center tragedy. We have also benefited from a decline in our expense ratio for our reinsurance business to 14.3% for the quarter ended September 30, 2002 from 21.7% for the same quarter in 2001. Although acquisition and operational costs in the aggregate are increasing, the substantial increase in our net earned premium has caused the expense ratio to decrease accordingly. We expect similar trends in the future.

With the low level of net earned premiums for our individual risk operations of $1.8 million in the third quarter of 2001, relatively modest adjustments to claims and claim expenses incurred and to operating expenses caused unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of our individual risk operations.

Net investment income, excluding realized investment gains and losses, for the third quarter of 2002 was $26.1 million, compared to $18.7 million for the same period in 2001. The increase in investment income primarily relates to the growth in our investment portfolio as a result of our capital raising activities during the fourth quarter of 2001 and our strong cash flows from operations, offset partially by decreases in investment yields during the third quarter of 2002, as compared to the third quarter of 2001.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

A summary of the significant components of our revenues and expenses are as follows:

------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                       2002              2001
------------------------------------------------------------------------------------------------------------------------

      Net underwriting income - Reinsurance (1)                                         $ 223,352          $ 56,145
      Net underwriting income (loss) - Individual Risk (1)                                 10,850              (405)
      Other income                                                                         24,227             8,840
      Net Investment income                                                                75,212            54,892
      Interest and fixed charges                                                          (24,148)           (9,811)
      Corporate expenses, taxes & other                                                    (8,638)           (9,962)
      Minority interest - DaVinci                                                         (40,636)                -
                                                                                ------------------------------------
           Net operating income available to common shareholders (2)                      260,219            99,699
      Net realized gains on investments                                                    11,545            15,474
      Cumulative effect of a change in accounting principle                                (9,187)                -
                                                                                ------------------------------------
           Net income available to common shareholders                                  $ 262,577         $ 115,173
                                                                                ====================================

      Operating income per common share - diluted                                          $ 3.71            $ 1.64
      Net income per common share - diluted                                                $ 3.75            $ 1.90

(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.
(2) Net operating income excludes realized gains and losses on investments and the cumulative effect of a change in accounting principle

------------------------------------------------------------------------------------------------------------------------

The $160.5 million increase in operating income in the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, was primarily the result of the following items:

     o A $167.2 million increase in underwriting income from our reinsurance operations and an increase of $11.3 million in underwriting income from our individual risk operations, which was primarily due to the significant growth in written premium, as noted below, and a corresponding growth in earned premium. The increased underwriting income from the reinsurance operations is partially offset by the $40.6 million of minority interest related to DaVinci. Also, during the nine months ended September 30, 2002, the relatively low level of property catastrophe losses increased our underwriting income from the reinsurance operations; plus

     o A $15.4 million increase in other income caused primarily by an increase in our equity participation in our joint venture, Top Layer Re and an increase in miscellaneous other items; plus

     o A $6.0 million increase in net investment income (net of interest and fixed charges) which was primarily due to the growth in our investment portfolio resulting from financing activities in the fourth quarter of 2001, and our strong cash flows from operations during the nine months ended September 30, 2002.

Gross premiums written for the nine months ending September 30, 2002 and 2001 were as follows:

-------------------------------------------------------------------------------
Nine months ended September 30,                    2002             2001
                                             ----------------------------------
Cat Premium
     Renaissance                                    $ 404,530        $ 349,372
     DaVinci                                          168,554                -
     Assumed from OP Cat                               34,873                -
                                             ----------------------------------
          Total Cat Premium                           607,957          349,372
Specialty Reinsurance                                 220,759           58,527
                                             ----------------------------------
     Total Reinsurance                                828,716          407,899
Individual Risk Premium                               185,009           35,892
                                             ----------------------------------
Total gross written premiums                      $ 1,013,725        $ 443,791
                                             ==================================

-------------------------------------------------------------------------------

Consistent with the increase in gross premiums written for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, the increase in gross premiums written during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily due to the hardening market environment as discussed previously.

For the nine months ended September 30, 2002, our total managed catastrophe premiums, representing catastrophe premiums we write on behalf of Renaissance Reinsurance and our joint ventures, were $681.1 million, $241.7 million of which were derived from DaVinci and Top Layer Re. For the nine months ended September 30, 2001, total managed catastrophe premiums were $414.7 million, $93.2 million of which were derived from our joint ventures.

The table below sets forth our combined ratio and components thereof, by segment, for the nine months ended September 30, 2002 and 2001:

                              --------------------------------------------------------------------------
                                    REINSURANCE            INDIVIDUAL RISK              TOTAL
                              --------------------------------------------------------------------------
NINE MONTHS ENDED:              30-Sep-02    30-Sep-01   30-Sep-02   30-Sep-01    30-Sep-02   30-Sep-01
                              --------------------------------------------------------------------------
Loss ratio                          37.3%        52.4%       42.5%      -25.7%        37.8%       50.6%
Expense ratio                       15.4%        23.1%       37.5%      133.2%        17.7%       26.1%
                              --------------------------------------------------------------------------
Combined ratio                      52.7%        75.5%       80.0%      107.5%        55.5%       76.7%
                              --------------------------------------------------------------------------

We have benefited from a decrease in the loss ratio of our reinsurance business to 37.3% for the nine months ended September 30, 2002, compared to 52.4% for the same period in 2001. The reduction in the loss ratio during 2002 resulted from the relatively low level of catastrophe losses during 2002 as compared to 2001, partially offset by an increase in specialty reinsurance premiums written which typically produce a higher loss ratio. Additionally, the 2001 loss ratio includes $48 million of net losses related to the World Trade Center tragedy. We have also benefited from a decline in our expense ratio for our reinsurance business to 15.4% for the nine months ended September 30, 2002 from 23.1% for the same period in 2001. Although acquisition and operational costs in the aggregate are increasing, the substantial increase in our net earned premium has caused the expense ratio to decrease accordingly. We expect similar trends in the future.

With the decreased level of net earned premiums for our individual risk operations of $5.4 million in the first nine months of 2001, relatively modest adjustments to claims and claim expenses incurred and to operating expenses caused unusual fluctuations in the claims and claim expense ratio and the underwriting expense ratio of the individual risk operations.

Net investment income, excluding realized investment gains and losses, for the first nine months of 2002 was $75.2 million, compared to $54.9 million for the same period in 2001. The increase in investment income primarily relates to the growth in our investment portfolio as a result of our capital raising activities during the fourth quarter of 2001 and our strong cash flows from operations, offset partially by decreases in investment yields during the first nine months of 2002 as compared to the same period of 2001.

Interest expense (including interest expense on the Capital Securities which is reflected as minority interest) for the nine months ended September 30, 2002 increased to $24.1 million from $9.8 million for the same period in 2001. The increase in interest expense was primarily due to interest paid on the 7% Senior Notes (which were issued in July 2001) during the first nine months of 2002 and on the DaVinci $100 million bank credit facility during the second and third quarters of 2002 and dividends paid on the Series A Preference Shares during 2002.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL REQUIREMENTS

RenaissanceRe relies on investment income, cash dividends and permitted payments from its subsidiaries to make principal payments, interest payments, cash distributions on outstanding obligations and quarterly dividend payments, if any, to its shareholders. The payment of dividends by our Bermuda subsidiaries to RenaissanceRe is, under certain circumstances, limited under Bermuda insurance law. The Bermuda Insurance Act of 1978, as amended (the "Act"), and related regulations of Bermuda require our Bermuda subsidiaries to maintain certain measures of solvency and liquidity. As at September 30, 2002 the statutory capital and surplus of our Bermuda subsidiaries was $1,743.7 million, which includes $559.7 million related to DaVinci prior to minority interests. The amount required to be maintained was $379.3 million. Our U.S. insurance subsidiaries are also required to maintain certain measures of solvency and liquidity. As at September 30, 2002 the statutory capital and surplus of our U.S. subsidiaries was $32.6 million, and the amount required to be maintained was $26.3 million. During the nine months ended September 30, 2002, our subsidiary, Renaissance Reinsurance, declared dividends of $224.3 million compared to $141.9 million for the same period in 2001.

CASH FLOWS

Our operating subsidiaries have historically produced sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to our holding company, RenaissanceRe. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which we believe will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $310.0 million credit facility which is available to meet the liquidity needs of our subsidiaries should the need arise. No amount was outstanding under this credit facility as of September 30, 2002.

Cash flows from operations in the first nine months of 2002 were $552.2 million, compared to $206.4 million for the same period in 2001. Of the $552.2 million, $99.6 million was from DaVinci. Cash flows exceeded operating income in this period largely because our provision for loss reserves was in excess of paid losses, which is partially due to our growth in written premiums in our specialty reinsurance and individual risk business for which we are recording provisions for loss reserves which will normally be paid out over a number of years in the future.

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

The table below sets out our gross and net claims and claim expense reserves as at September 30, 2002 and December 31, 2001, compared to the balance of our shareholders' equity:

--------------------------------------------------------------------------------------
                                           As at September 30,      As at December 31,
                                                  2002                     2001
                                          --------------------------------------------

Gross reserves                                        $ 754,215             $ 572,877
Recoverables                                            219,614               217,556
                                          --------------------------------------------
     Net reserves                                     $ 534,601             $ 355,321
                                          ============================================
Shareholders' equity                                  1,493,068             1,225,024
Gross reserves as a % of equity                           50.5%                 46.8%
Net reserves as a % of equity                             35.8%                 29.0%

--------------------------------------------------------------------------------------

During the nine months ended September 30, 2002 we incurred net claims of $199.2 million and paid net losses of $53.5 million. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that we will continue to experience this level of losses and/or recoveries. IBNR reserves at September 30, 2002 were $424.2 million compared with $286.7 million at December 31, 2001. As we continue to write additional premiums in our specialty reinsurance business and in our individual risk business, both of which normally have higher loss ratios and longer delays in reporting losses and in the development of losses, we expect that our claims reserves and our IBNR reserves will continue to increase.

See also discussion of reserves under Critical Accounting Policies.

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

Our total capital resources as at September 30, 2002 and December 31, 2001 were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                           September 30,      December 31,
(in thousands of U.S. dollars)                                                 2002               2001
-------------------------------------------------------------------------------------------------------------

Common shareholders' equity                                                   $ 1,343,068        $ 1,075,024
Series A preference shares                                                        150,000            150,000
                                                                          ----------------   ----------------
Total shareholders' equity                                                      1,493,068          1,225,024

7% senior notes - due 2008                                                        150,000            150,000

Term loan and borrowed revolving credit facility payable (Renaissance U.S.)        25,000             33,500

Revolving credit facility - DaVinci                                               100,000                  -

Revolving credit facility - unborrowed (RenaissanceRe)                            310,000            310,000

Minority interest - mandatorily redeemable capital securities
of a subsidiary trust                                                              84,630             87,630
-------------------------------------------------------------------------------------------------------------


TOTAL CAPITAL RESOURCES                                                       $ 2,162,698        $ 1,806,154
                                                                          ================   ================

-------------------------------------------------------------------------------------------------------------

We have a $310.0 million committed revolving credit and term loan agreement with a syndicate of commercial banks. As of September 30, 2002, we had no borrowings outstanding against this facility.

Our subsidiary, Renaissance U.S., has fully-borrowed against its $10 million term loan and $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 2.4 percent during the first nine months of 2002 (compared to 5.3 percent for the first nine months of 2001). The related agreements contain certain financial covenants, the primary one being that RenaissanceRe, the principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan and revolving loan facility have mandatory repayment provisions of $25 million in 2003. We were in compliance with all the covenants of this term loan and revolving loan facility as at September 30, 2002.

On April 19, 2002, DaVinci entered into a credit agreement with a syndicate of commercial banks providing for a $100 million revolving credit facility. On May 10, 2002, DaVinci borrowed the full $100 million available under this facility to repay $100 million bridge financing provided by RenaissanceRe. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against our affiliates other than DaVinci under this facility. Pursuant to the terms of the $310.0 million facility maintained by RenaissanceRe, a default by DaVinci in its obligations will not result in a default under the RenaissanceRe facility. Although the Company only owns a minority of the outstanding common shares of DaVinci, the Company controls a majority of its outstanding voting power and, accordingly, DaVinci is included in the Company's consolidated financial statements; as a result, the replacement of $100 million debt from RenaissanceRe with $100 million of debt from a third party has caused the Company's reported consolidated debt to increase by $100 million. As of September 30, 2002, the full amount was outstanding under this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.7 percent during the first nine months of 2002.

Our subsidiary, RenaissanceRe Capital Trust, has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54 percent, payable semi-annually. The Indenture relating to the Capital Securities contains certain covenants, including a covenant prohibiting the payment of dividends by us if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at September 30, 2002. From time to time, we may opportunistically repurchase outstanding Capital Securities. RenaissanceRe's guarantee of the distributions on the preferred securities issued by the Trust, when taken together with RenaissanceRe's obligations under the expense reimbursement agreement with the Trust, provides a full and unconditional guarantee of amounts due on the Capital Securities.

We are party to other arrangements including retrocessional reinsurance arrangements which provide us with the right to obtain additional funds, which would supplement our capital resources, following certain losses or other events.

During the first nine months of 2002, shareholders' equity increased by $268.0 million, from $1,225.0 million at December 31, 2001 to $1,493.1 million at September 30, 2002. Shareholders' equity attributable to common shareholders was $1,343.1 million at September 30, 2002 and $1,075.0 million at December 31, 2001. The significant components of the change in shareholders' equity were net income of $271.7 million, partially offset by dividends to common shareholders and Series A Preference shareholders of $38.3 million.

INVESTMENTS

The table below shows the aggregate amounts of investments and cash and cash equivalents comprising our portfolio of invested assets:

------------------------------------------------ ------------------------ ----------------------
                                                      September 30,           December 31,
(in thousands of U.S. dollars)                            2002                    2001
------------------------------------------------ ------------------------ ----------------------
Investments available for sale, at fair value       $   2,254,919             $   1,282,483
Other investments                                          96,920                    38,307
Short term investments                                    397,552                   733,925
Cash and cash equivalents                                  86,451                   139,715
------------------------------------------------ ------------------------ ----------------------
TOTAL INVESTED ASSETS                                  $2,835,842                $2,194,430
------------------------------------------------ ------------------------ ----------------------

At September 30, 2002, our invested asset portfolio, which includes investments available for sale and short term investments, had a weighted average rating of AA, an average duration of 2.16 years and an average yield to maturity of 3.25 percent, net of investment expenses.

At September 30, 2002, we held investments and cash totaling $2.8 billion with a net unrealized appreciation balance of $38.5 million. Our investment portfolio is subject to the risks of declines in realizable value. We attempt to mitigate this risk through diversification and active management of our portfolio.

At September 30, 2002, $32.2 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented 1.1% of our invested assets.

CATASTROPHE LINKED AND DERIVATIVE INSTRUMENTS

We have assumed risk through catastrophe linked and derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During the first nine months of 2002 and 2001, we recorded profits on these contracts of $3.2 million and none, respectively. We report these profits in other income.

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

OFF BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of September 30, 2002, we have not guaranteed the liabilities of any non-consolidated affiliates or subsidiaries or other non-related parties.

CURRENT OUTLOOK

The changes to the market environment caused by the World Trade Center tragedy and other developments in the industry in 2002 are expected to continue to be factors during 2003. We believe that prices for risks assumed by insurance and reinsurance companies are continuing to increase, and that there is generally an improved understanding of the correlation between various lines of business, which some participants may previously have seen to be independent. In addition, the sensitivity to credit quality of insurers and reinsurers continues to be a factor in the industry.

Because RenaissanceRe experienced relatively limited losses from the World Trade Center tragedy and from events during 2002, and continues to have stable, high credit ratings, we believe that we are well positioned to continue to grow our gross managed premiums in 2003, particularly in the specialty reinsurance and individual risk areas.

During the nine months ended September 30, 2002, we wrote $220.8 million of premium related to specialty reinsurance coverages, as compared to $58.5 million for the first nine months of 2001. We anticipate that in 2003 our strong ratings will position us to attract more business as the flight to quality companies accelerates and we will be able to expand our presence in specialty reinsurance.

We believe that the individual risk market, particularly the commercial property market, remains a market with significant inefficiencies and that, as a result, we will be able to continue to substantially increase the premiums written by our individual risk segment, through 2003. This segment, which primarily provides catastrophe exposed property coverage, wrote $185.0 million of gross written premiums for the first nine months of 2002, as compared to $50.0 million for the full year ended December 31, 2001.

We are continuing to expand and enhance our underwriting, risk management and operational capabilities in specialty reinsurance and individual risk. We cannot assure you that we will succeed in the execution of our growth plans for individual risk or our specialty reinsurance business, or that these businesses will sustain their current premium levels if market conditions change.

Our structured products business has become an important contributor to our growth in 2002. We anticipate that structured products will continue to produce significant fee and other income during 2003 and we will pursue new investments and joint ventures within this area should the opportunity arise. We cannot assure you that new ventures within structured products will succeed.

The cost of our reinsurance protection may increase during 2003. If prices rise to levels at which we believe the purchase of reinsurance protection would become uneconomical, we may retain a greater level of net risk in certain geographic regions or for certain classes of risk. In order to obtain longer-term retrocessional capacity, we have entered into multi-year contracts with respect to a portion of our portfolio. We have also begun to enter into quota share type reinsurance relationships from which we retain fees and profit commissions.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's invested asset portfolio includes investments available for sale and short term investments which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.16 percent, which equates to a decrease in market value of approximately $57.3 million on a portfolio valued at $2,652.5 million at September 30, 2002. An immediate time horizon was used, as this presents the worst-case scenario.

Item 4.  DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls: We have designed various controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, the "Exchange Act") to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this quarterly report, is captured, processed, summarized and reported on a timely and accurate basis. Our disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal controls and procedures for financial reporting are likewise designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) our corporate assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported.

Limitations on the effectiveness of controls: Our Board of Directors and management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, we believe that the design of any prudent control system must reflect appropriate resource constraints, such that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, there can be no absolute assurance that all control issues and instances of fraud, if any, applicable to us have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some individuals, by collusion of more than one person, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the management, including the Chief Executive Officer and Chief Financial Officer, completed their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     We are, from time to time, a party to litigation and arbitration that arises in the normal course of its business operations. While any proceeding contains an element of uncertainty, we believe that we are not presently a party to any such litigation or arbitration that is likely to have a material adverse effect on our business or operations.

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits:

          10.1 Investment Agreement, dated September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc. (incorporated herein by reference to
          Exhibit 10.44 of Amendment No. 8 to the Registration Statement on Form S-1 (Registration Statement 333-99019-01) dated October 23, 2002)

          99.1 Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Current Reports on Form 8-K:

          The Registrant filed a report on Form 8-K on September 24, 2002.

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


                                           RENAISSANCERE HOLDINGS LTD.


                                           By: /s/ John M. Lummis
                                              ------------------------------
                                              John M. Lummis
                                              Executive Vice President and
                                              Chief Financial Officer

Date: November 14, 2002

                                  CERTIFICATION





I, James N. Stanard, certify that:



     1. I have reviewed this quarterly report on Form 10-Q of RenaissanceRe Holdings Ltd. (the "Registrant");


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   November 14, 2002
     ---------------------------------


                                                   /s/ James N. Stanard
                                                   -------------------------
                                                       James N. Stanard
                                                       Chief Executive Officer

                                  CERTIFICATION



I, John M. Lummis, certify that:



     1. I have reviewed this quarterly report on Form 10-Q of RenaissanceRe Holdings Ltd. (the "Registrant");


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


               a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

               6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   November 14, 2002
     -------------------------


                                              /s/ John M. Lummis
                                              ---------------------------
                                                  John M. Lummis
                                                  Chief Financial Officer