Form 10-K
period 2002-12-31
RENAISSANCERE HOLDINGS LTD
filed 2003-03-31
CIK 913144

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                         COMMISSION FILE NO. 34-0-26512

                           RENAISSANCERE HOLDINGS LTD.
             (Exact Name Of Registrant As Specified In Its Charter)

                    BERMUDA                          98-014-1974
        State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)          Identification Number)

          RENAISSANCE HOUSE, 8-12 EAST BROADWAY, PEMBROKE HM 19 BERMUDA
                    (Address of Principal Executive Offices)

                                 (441) 295-4513
                         (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

--------------------------------------------------------------------------------
Title of each Class                   Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Shares, Par Value $1.00
per share                             New York Stock Exchange, Inc.
--------------------------------------------------------------------------------
Series A 8.10% Preference Shares,
Par Value $1.00 per share             New York Stock Exchange, Inc.
--------------------------------------------------------------------------------
Series B 7.30% Preference Share,
Par Value $1.00 per share             New York Stock Exchange, Inc.
--------------------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( ).

The aggregate market value of Common Shares held by nonaffiliates of the registrant as of June 28, 2002 was $2,518,386,562 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

The number of Common Shares outstanding as of March 26, 2003 was 69,839,702.

================================================================================

                           RENAISSANCERE HOLDINGS LTD.
                                TABLE OF CONTENTS

                                                                                                               Page
Part I............................................................................................................1

   Item 1.  Business..............................................................................................2
   Item 2.  Properties...........................................................................................37
   Item 3.  Legal Proceedings....................................................................................37
   Item 4.  Submission Of Matters To A Vote Of Security Holders..................................................37

Part II..........................................................................................................38
   Item 5.  Market For Registrant's Common Equity And Related Shareholder Matters................................38
   Item 6.  Selected Consolidated Financial Data.................................................................39
   Item 7.  Management's Discussion And Analysis Of Financial Condition And
                 Results Of Operations...........................................................................41
   Item 7A.  Quantitative And Qualitative Disclosures About Market Risk..........................................62
   Item 8.  Financial Statements And Supplementary Data..........................................................62
   Item 9.  Changes In And Disagreements With Accountants On Accounting And
                 Financial Disclosure............................................................................62

Part III.........................................................................................................63
   Item 10.  Directors And Executive Officers Of Renaissancere...................................................63
   Item 11.  Executive Compensation..............................................................................63
   Item 12.  Security Ownership Of Certain Beneficial Owners And Management And
                  Related Shareholder Matters....................................................................63
   Item 13.  Certain Relationships And Related Transactions......................................................63
   Item 14.  Controls And Procedures.............................................................................63

Part IV..........................................................................................................65
   Item 15.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K....................................65


Signatures ......................................................................................................70
Certifications ..................................................................................................71

PART I.

Unless the context otherwise requires, references in this Annual Report to "RenaissanceRe" means RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Renaissance Underwriting Managers Ltd. ("Renaissance Managers"), Lantana Insurance Ltd. ("Lantana"), Stonington Insurance Company ("Stonington"), Renaissance Reinsurance of Europe ("Renaissance Europe"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), Renaissance Services Ltd. ("Services"), and Paget Insurance Agency, LLC ("Paget"). We also write property catastrophe reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). DaVinci's financial results are consolidated in our financial statements. Unless the context otherwise requires, references to RenaissanceRe do not include any of the joint ventures for which we provide underwriting services. Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 33-36 of this Report.

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

(5)  acts of terrorism or acts of war;

(6) slower than anticipated growth in our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

(7) changes in economic conditions, including interest and currency rate conditions which could affect our investment portfolio;

(8)  uncertainties in our reserving process;

(9) failures of our reinsurers, brokers or program managers to honor their obligations;

(10) extraordinary events affecting our clients, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients in all future periods;

(11) loss of services of any one of our key executive officers;

(12) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

(13) changes in insurance regulations in the United States, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws;

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

ITEM 1.  BUSINESS

GENERAL

Founded in Bermuda in 1993, RenaissanceRe Holdings Ltd. was originally formed to provide reinsurance to cover the risk of natural and man-made catastrophes. We use sophisticated computer models to construct a superior portfolio of these coverages. Our disciplined underwriting approach, sophisticated risk models and management expertise have established us as a leader in the property catastrophe reinsurance business and led to consistent strong performance.

Our principal business is property catastrophe reinsurance. Our subsidiary, Renaissance Reinsurance, a Bermuda domiciled company, is one of the world's premier providers of this coverage. Our coverage protects against large natural catastrophes, such as earthquakes and hurricanes, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' claims from a catastrophe exceed a certain retained amount. We use our advanced proprietary modeling and management systems to maximize our return on equity, subject to prudent risk constraints.

Recently, we have experienced substantial growth in premiums from specialty lines of reinsurance written by Renaissance Reinsurance, including such lines as catastrophe-exposed workers' compensation, surety, terrorism, property per risk, aviation and finite reinsurance. We refer to these specialty lines as "specialty reinsurance".

We have also experienced substantial growth in our individual risk business written on an excess and surplus lines basis by Glencoe. We define our individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our individual risk segment currently provides insurance for commercial and homeowners catastrophe-exposed property business, and also provides reinsurance to other insurers on a quota share basis.

In addition, we also manage property catastrophe reinsurance on behalf of two joint ventures. In 1999 Top Layer was formed to provide high layer coverage for non-U.S. risks. DaVinci was formed in 2001 to write property catastrophe reinsurance side-by-side with Renaissance Reinsurance. We own a minority of DaVinci's outstanding equity but control a majority of its outstanding voting power, and accordingly, DaVinci's financial results are consolidated in our financial statements. We act as the exclusive underwriting manager for these joint ventures in return for management fees and a profit participation.

Our principal underwriting objective is to construct a portfolio of insurance and reinsurance contracts that maximizes return on equity subject to prudent risk constraints. To help us achieve this objective, we have developed REMS(C), a proprietary computer-based pricing and exposure modeling and management system. REMS(C) is a unique platform, which assists us in better measuring property catastrophe risk, pricing and comparing treaties and managing our aggregate exposure. We believe that REMS(C) is the most sophisticated exposure management system in use today in the reinsurance industry. Accordingly, we believe the combination of our REMS(C) system and the extensive experience of our underwriters provides us with a significant competitive advantage.

Our management expertise and financial strength have enabled us to pursue opportunities outside of the property catastrophe reinsurance markets and we plan to continue to pursue other opportunities in the upcoming year. However, there can be no assurance that our pursuit of such opportunities will materially impact our financial condition and results of operations.

RATINGS

Over the last five years, we have consistently received high claims-paying and financial strength ratings from Standard & Poor's Insurance Ratings Services and A.M. Best Company, Inc. Renaissance Reinsurance is rated "A+" by A.M. Best, "A+" by Standard & Poor's and "A1" by Moody's Investors Services. Top Layer is rated "AA" by Standard & Poor's and "A+" by A.M. Best. Glencoe is rated "A" by A.M. Best. DaVinci is rated "A" by each of A.M. Best and Standard & Poor's. These ratings represent independent opinions of an insurer's financial strength and ability to meet policyholder obligations.

A.M. Best. "A+" is the second highest designation of A.M. Best's sixteen rating levels. "A+" rated insurance companies are defined as "Superior" companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. "A" is the third highest designation assigned by A.M. Best, representing A.M. Best's opinion that the insurer has an excellent ability to meet its ongoing obligations to policyholders.

Standard & Poor's. The "A" range ("A+", "A" and "A-") is the third highest of four ratings ranges within what S&P considers the "secure" category. An insurer rated "A" is believed by Standard & Poor's to have strong financial security characteristics, but to be somewhat more likely to be affected by business conditions than are insurers with higher ratings. The "AA" rating, which has been assigned by Standard & Poor's to Top Layer Re, is the second highest rating assigned by Standard & Poor's, and indicates that Standard & Poor's believes the insurer's capacity to meet its financial commitment on the obligation is very strong, differing only slightly from those higher rated.

Moody's Investors Service. Moody's Insurance Financial Strength Ratings represent its opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's believes that insurance companies rated A1, such as Renaissance Reinsurance, offer good financial security. However, Moody's believes that elements may be present which suggest a susceptibility to impairment sometime in the future.

CORPORATE STRATEGY

We will seek to generate growth in book value per share and earnings growth for our shareholders by pursuing the following strategic objectives:

o ENHANCE OUR POSITION AS A LEADER IN THE PROPERTY CATASTROPHE REINSURANCE BUSINESS. Based on gross premiums written, we are among the largest property catastrophe reinsurers in the world. Property catastrophe reinsurance accounts for a majority of our business, and has historically generated among the most attractive returns in our industry. We believe that our proprietary modeling technology and underwriting expertise provide us with significant competitive advantages in managing catastrophe risk. We will seek to enhance our leadership position by:

     o Constructing a superior portfolio of property catastrophe reinsurance using proprietary underwriting models. We seek to effectively deploy our capital while maintaining prudent risk levels in our property catastrophe reinsurance portfolio. We use our proprietary catastrophe exposure management system, REMS(C), to evaluate the risk and return characteristics of individual contracts relative to our portfolio, and, as a result, to determine appropriate underwriting opportunities; and

     o Constructing superior portfolios of property catastrophe reinsurance for third parties, in exchange for fee income and profit participation. Our managed catastrophe joint ventures, including Top Layer Re and DaVinci, provide us with additional presence in the market, by allowing us to leverage our access to business and our underwriting capabilities on a larger capital base.

o IMPROVE OUR POSITION IN THE SPECIALTY REINSURANCE AND INDIVIDUAL RISK MARKETS. During 2002, we successfully leveraged our corporate skills and culture and more than tripled our specialty reinsurance premiums and significantly increased our individual risk premiums. During 2003 we will look to improve upon our 2002 performance and continue to expand in these markets. We plan to utilize the same core competencies that enabled us to become a leader in the property catastrophe reinsurance market to help us expand in these markets, notably, our superior service, our proprietary modeling technology, and our extensive business relationships.

o PURSUE NEW BUSINESS OPPORTUNITIES IN ATTRACTIVE MARKETS WHERE WE CAN LEVERAGE OUR CORPORATE SKILLS AND CULTURE. Our management's experience and underwriting expertise, combined with our significant financial strength, have fostered our growth into the specialty reinsurance and individual risk markets. We will seek to utilize those skills as we pursue additional opportunities in the insurance and reinsurance markets that meet our return on equity criteria.

We believe we are positioned to fulfill these objectives by virtue of the experience and skill of our management and our strong relationships with brokers and clients. Our senior management team has extensive experience in the reinsurance and/or insurance industries, with an average of approximately 20 years of experience for each of our five senior executives. We market our reinsurance products worldwide exclusively through reinsurance brokers and have established a reputation with our brokers and clients for prompt response on underwriting submissions, fast claims payments and the development of customized reinsurance programs. The modeling demonstrations and seminars that we provide to our brokers and clients further enhance our position.

INDUSTRY TRENDS

The reinsurance and insurance industries historically have been markedly cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods when shortages of underwriting capacity have permitted favorable premium levels. In particular, the catastrophe-exposed lines in which we are a market leader are affected significantly by volatile and unpredictable developments, including natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions, and acts of terrorism, such as the World Trade Center disaster. The occurrence, or nonoccurrence, of catastrophic events, the frequency and severity of which are inherently unpredictable, affects both industry results and consequently prevailing market prices of our products.

We believe that there has been a significant dislocation in the insurance and reinsurance markets, due primarily to:

o the increase in demand for insurance and reinsurance protection, and the withdrawal in supply as a result of the substantial losses stemming from the World Trade Center disaster;

o substantial increases in prior years loss reserves stemming from asbestos related claims and an increase in losses from other casualty coverages written in the late 1990's and 2000; and

o significant reductions in shareholders' equity of many insurance and reinsurance companies due to the decline in the global equity markets.

Based on the factors above, the financial strength ratings of various insurance and reinsurance companies were reduced during late 2001 and during 2002. Because of these and other factors, we believe that the property catastrophe reinsurance market, the specialty reinsurance market, and the individual risk markets in which we participate will continue to display strong fundamentals and will provide us with growth opportunities during 2003. Also, because we experienced relatively limited net losses from the World Trade Center disaster and the other events noted above, we believe that we are well positioned to take advantage of these and other potential opportunities during 2003.

Subsequent to the World Trade Center disaster, a substantial amount of capital entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures. Currently, we do not believe that the new capital has offset the widespread underwriting and investment losses sufficiently to cause significant adverse changes to the prevailing pricing structure in the property catastrophe reinsurance market. However, it is possible that the new capital in the market, and an environment with continued light catastrophe losses, could cause a reduction in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would plan to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings from this portion of our business.

Industry data indicates that consolidation in the worldwide insurance industry has created a smaller group of large ceding companies that are retaining an increasing proportion of their business. Many of the coverages offered in the industry, including a majority of our own products, renew on an annual basis, and the ability of large clients to move or retain their cessions contributes to the volatility of pricing in the reinsurance industry.

REINSURANCE

Historically, our principal product has been property catastrophe reinsurance, primarily written through Renaissance Reinsurance. We have expanded our reinsurance operations to include various other lines of business, including catastrophe-exposed workers' compensation coverage, surety, terrorism, property per risk, aviation and finite reinsurance. We continuously review opportunities to provide additional coverages where we can utilize our modeling and other expertise and where we believe we can identify attractive potential returns and apply prudent risk constraints.

The following table sets forth our gross premiums written and number of programs written by type of reinsurance. These amounts include premium and programs from DaVinci.


        Year Ended December 31,                             2002                       2001                   2000
        (In millions of U.S. Dollars)                 Gross                      Gross                  Gross
                                                     Premiums   Number of       Premiums  Number of    Premiums  Number of
                                                     Written     Programs       Written    Programs    Written    Programs

     TYPE OF REINSURANCE
     Property Catastrophe
        Catastrophe excess of loss                   $ 504.8        290        $ 225.9       278      $ 179.4        212
        Excess of loss retrocession                    159.4         58          132.1        82        154.2         90
        Proportional retrocession of catastrophe
             excess of loss                              1.5          1           15.9         9         11.4          2
     Specialty reinsurance                             247.0         82           77.5        25         37.7         25
                                                     -------        ---        -------       ---      -------        ---
   Total Reinsurance                                 $ 912.7        431        $ 451.4       394      $ 382.7        329
                                                     =======        ===        =======       ===      =======        ===

Our portfolio of business has become increasingly characterized by a number of large ceding companies with whom we do business. Accordingly, our written premiums are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers.

CATASTROPHE REINSURANCE

Our property catastrophe reinsurance contracts are generally "all risk" in nature. Our most significant exposure is to losses from earthquakes and hurricanes, although we are also exposed to claims arising from other natural and man-made catastrophes, such as winter storms, freezes, floods, fires, explosions and tornados, in connection with the coverages we provide. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under the property reinsurance contract when arising from a covered peril. In accordance with market practice, our property reinsurance contracts generally exclude certain risks such as war, nuclear contamination or radiation and in 2002, a variety of forms of terrorism exclusions also became market practice, some of which are incorporated in our contracts.

Because of the wide range of possible catastrophic events to which we are exposed, and because of the potential for multiple events to occur in the same time period, our business is volatile, and our results of operations may reflect such volatility. Further, our financial condition may be impacted by this volatility over time or at any point in time. The effects of claims from one or a number of severe catastrophic events could have a material adverse effect on us. We expect that increases in the values and concentrations of insured property and the effects of inflation will increase the severity of such occurrences in the future.

We seek to moderate the volatility described in the preceding paragraph through the use of contract terms, portfolio selection methodology, diversification criteria and probability analyses. Also, consistent with risk management practices, we seek to purchase reinsurance protection for our own account and to effect other risk spreading transactions to seek to further reduce the potential volatility of results.

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

Excess of Loss Retrocessional Reinsurance. We enter into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedents. In providing retrocessional reinsurance, we focus on property catastrophe retrocessional reinsurance which covers the retrocedent on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage. Retrocessional coverage is characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedent alter their book of business after retrocessional coverage has been bound.

Proportional Retrocessional Reinsurance. We write proportional retrocessions of catastrophe excess of loss reinsurance treaties. In such proportional retrocessional reinsurance, we assume a specified proportion of the risk on a specified coverage and receive an equal proportion of the premium. The ceding insurer receives a commission, based upon the premiums ceded to the reinsurer, and may also be entitled to receive a profit commission based on the ratio of losses, loss adjustment expense and the reinsurer's expenses to premiums ceded. A proportional retrocessional catastrophe reinsurer is dependent upon the ceding insurer's underwriting, pricing and claims administration to yield an underwriting profit. Although we generally obtain detailed underwriting information concerning the underlying exposures, it is more difficult to assess the exposures in retrocessional contracts.

SPECIALTY REINSURANCE

We also write other lines of reinsurance including catastrophe-exposed workers' compensation, surety, terrorism, property per risk, aviation and finite reinsurance, which we collectively refer to as specialty reinsurance. In 2002, we had approximately $247 million of specialty reinsurance gross premiums written compared to $78 million in 2001. This premium was generated from 82 programs.

We believe that our underwriting and analytic capabilities have positioned us well to manage and grow this business. Potential losses from many of these coverages could be characterized as low frequency and high severity, similar to our catastrophe reinsurance coverages. Also, many of the coverages we provide enable us to rigorously analyze the risk profile of the coverage to arrive at a reasonable assessment of expected returns and capital at risk. We have oriented our efforts towards risks where we believe our sophisticated modeling systems and skills will be a critical advantage. We also seek to manage the correlations of this business with our property catastrophe reinsurance portfolio.

In 2002, prices increased in virtually all classes of specialty reinsurance. At the same time, for some classes, and even for certain business within profitable classes, pricing remains below that required for an acceptable return. We remain focused on identifying and writing business that will enable us to achieve better-than-market-average results. As a result of these factors and what we currently anticipate to be an improving pricing environment, we expect continued growth in our specialty reinsurance premiums in 2003.

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

We believe that our underwriting and risk modeling expertise, track record and market leadership position will enable us to be the leading provider of outsourced underwriting of property catastrophe reinsurance. In 2002, we continued to increase our market penetration in catastrophe reinsurance through our joint venture relationships. The amount of total managed premiums we underwrote for our joint ventures grew to $261 million in 2002, an increase of 164% compared to 2001.

These ventures provide us with additional presence in the market as well as fee income. They allow us to leverage our access to business and our underwriting capabilities on a larger capital base while still actively managing our equity base to maximize value to our shareholders. Currently, our principal joint ventures are Top Layer Re and DaVinci. We are the exclusive underwriting manager for each of Top Layer Re and DaVinci.

Top Layer Re was established in 1999 to write high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm Insurance Companies ("State Farm") and 50% by Renaissance Reinsurance. State Farm provides stop loss reinsurance coverage that gives Top Layer Re sufficient capital resources to write $4.0 billion of aggregate limit. For the year ended December 31, 2002, Top Layer Re had gross written premiums of $73.1 million.

DaVinci was established in October 2001 to write global reinsurance with a focus on property catastrophe reinsurance. DaVinci provides us with access to additional capital to extend our market penetration. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance's property catastrophe reinsurance portfolio. We own 25% of DaVinci's outstanding equity, but control a majority of its outstanding voting power, and accordingly DaVinci's financial results are consolidated in our financial statements. For the year ended December 31, 2002, DaVinci had gross written premiums of $187.9 million.

We also previously acted as underwriting manager for OPCat. However, in February 2002 OPCat's parent company, Overseas Partners Limited, decided to exit the reinsurance business, and we subsequently assumed the in-force book of business of OPCat.

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

The following table shows the growth in our total managed catastrophe premiums written:


----------------------------------------------------------------------------------------------------------
     Year ended December 31,              2002               2001                2000
     -----------------------
     (in millions)
     Written for RenaissanceRe (1)           $ 477.9            $ 342.9              $ 316.8
     Written for DaVinci Re                    187.8                  -                    -
     Written for Top Layer Re                   73.1               38.8                 24.9
     Written for OP Cat                            -               60.1                 55.3
                                    -----------------   ----------------   ------------------
                                             $ 738.8            $ 441.8              $ 397.0
                                    =================   ================   ==================

     (1) 2002 includes $38.2 million written by OPCat and consolidated into RenaissanceRe results.

----------------------------------------------------------------------------------------------------------


We utilize the same techniques and systems for the underwriting we conduct on behalf of our joint ventures as we apply to our own portfolio.

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

INDIVIDUAL RISK

We define our individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our individual risk segment currently provides insurance for commercial and homeowners catastrophe-exposed property business, and also provides reinsurance to other insurers on a quota share basis. We believe that our industry knowledge of the catastrophe business, our proprietary risk management software and management strength provide us with a competitive advantage in terms of appropriately underwriting and pricing such policies.

Glencoe Insurance Ltd. We principally provide individual risk insurance through Glencoe, which was incorporated in January 1996 and is domiciled in Bermuda. Glencoe is an excess and surplus lines insurance company which pursues opportunities in the catastrophe-exposed primary insurance business in the United States by writing policies that are primarily exposed to earthquake and wind perils. Glencoe also provides reinsurance to other insurers on a quota share basis. Glencoe is currently eligible to do business on an excess and surplus lines basis in 51 U.S. jurisdictions.

Glencoe's core risk exposure is catastrophe, but Glencoe is also exposed to other classes of risk, including fire risk in "all peril" policies, terrorism and other risks. In accordance with recently passed legislation in the United States, Glencoe is currently required to offer terrorism coverage to the majority of its customers. Glencoe's customer take-up rate for these coverages is approximately 2%, but this may increase in the future.

Following the World Trade Center disaster, Glencoe has experienced a sharp increase in demand for its commercial insurance, coupled with a more attractive pricing environment. As a result, premiums written by Glencoe grew substantially in 2002. Glencoe's gross written premiums in 2002 were $237.1 million, net of intercompany cessions to RenRe and DaVinci, compared to $12.9 million in 2001. In part to pursue the market opportunities we perceive, we increased Glencoe's capital to $325 million in 2002.

The individual risk business which Glencoe writes is primarily produced through three distribution channels:

1) Brokers - Glencoe writes primary insurance through brokers on a risk-by-risk basis; all underwriting and back office functions for this business is based in our offices in Bermuda while claims handling is outsourced;

2) Program Managers - Glencoe also writes primary insurance through a small number of high quality, specialized program managers, who produce business under well defined underwriting guidelines, and provide related back-office functions; and

3) Quata Share Reinsurance - Glencoe writes quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office functions. The underwriting responsibility is divided between us, focusing on catastrophe risk, and the primary insurer, focusing on other classes of risk.

Stonington and Lantana. We also own Stonington Insurance Company, a Texas domiciled insurance company, which we hold through our U.S. holding company, Renaissance U.S. In 1999, Stonington disposed of its prior business lines and currently writes business on a limited basis. Stonington continues to be a licensed insurer in all 50 states, although there can be no assurance such licenses can be retained. Also, in 2002 we formed Lantana Insurance Ltd., a Bermuda domiciled insurance company. To date, we have not written any premium through Lantana. All of Lantana's voting equity is owned by Stonington. Lantana is currently licensed as an excess and surplus lines insurer in 41 U.S. jurisdictions. As premium rates increase and the market environment of the U.S. insurance market continue to improve, we plan in 2003 to begin writing additional coverages through Stonington and Lantana (See - "Potential New Opportunities").

POTENTIAL NEW OPPORTUNITIES

From time to time, we may consider opportunistic diversification into new ventures, through organic growth, joint ventures or the acquisition of other companies or books of business. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions. However, there can be no assurance that we will enter into any such agreement in the future, or that any consummated transaction would contribute materially to our results. Some of these opportunities could be in lines of insurance or reinsurance business in which we have limited history or no history, such as casualty or liability coverages. If these opportunities come to fruition, they will present us with additional management and operational risks. To manage these challenges successfully, we plan to further develop our operational and managerial resources.

UNDERWRITING

Our primary underwriting goal is to construct a portfolio of reinsurance and insurance contracts that maximizes our return on shareholders' equity subject to prudent risk constraints. We assess underwriting decisions on the basis of the expected incremental return on equity of each new reinsurance contract in relation to our overall portfolio of reinsurance contracts.

We have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS(C)), which we utilize to assess property catastrophe risks, price treaties and limit aggregate exposure. REMS(C) was initially developed with consulting assistance from Tillinghast, an actuarial consulting unit of Towers, Perrin, Forster & Crosby and Applied Insurance Research, Inc., the developer of the CATMAP(TM) system. Since inception, we have continued to invest in and improve REMS(C), incorporating our underwriting experience, additional proprietary software and a significant amount of new industry data. REMS(C) has analytic and modeling capabilities that help us to assess the catastrophe exposure risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. We combine the analyses generated by REMS(C) with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss which such a program presents. We have licensed and integrated into REMS(C) a number of third party catastrophe computer models in addition to our base model, which we use to validate and stress test our base REMS(C) results.

We believe that REMS(C) is a more robust underwriting and risk management system than is currently available in the reinsurance industry. REMS(C) combines computer-generated statistical simulations that estimate catastrophic event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to us. Our models employ simulation techniques to generate 40,000 years of activity, including events causing in excess of $300 billion in insured industry losses. From this simulation, we generate estimates of expected claims, expected profits and a probability distribution of potential outcomes for each program in our portfolio and for our total portfolio. REMS(C) allows us to score the contracts that we write by comparing a) the expected profit of a contract with b) the amount of capital that we allocate to the contract based on its marginal impact to the risk of our portfolio.

All of our reinsurance underwriters utilize REMS(C) in their pricing decisions, which we believe provides them with several competitive advantages. These include the ability:

     o to simulate a greater number of years of catastrophic event activity compared to a much smaller sample in generally available models, allowing us to analyze exposure to a greater number and combination of potential events;

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

We have developed underwriting guidelines, to be used in conjunction with REMS(C), that limit the exposure to claims from any single catastrophic event and the exposure to losses from a series of catastrophic events. As part of our pricing and underwriting process, we also assess a variety of other factors, including;

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

In order to define the risk profile of each line of specialty reinsurance, we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as workers' compensation, we are leveraging directly off our skill in modeling for our property catastrophe reinsurance risks, and it is important to understand the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, which have little or no natural catastrophe exposure, and hence have significantly less correlation with our property catastrophe reinsurance coverages, probability distributions are derived from a variety of underlying information, including recent historical experience, but with the application of judgment as appropriate. The nature of some of these businesses lends itself less to the scientific analysis that we use on our property catastrophe reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We believe that we benefit from having probability distributions to represent the underlying risks so that we can make consistent underwriting decisions, and manage our total risk portfolio. Overall we seek conservative representations of the risks.

GEOGRAPHIC BREAKDOWN

Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The following table sets forth the percentage of our gross insurance and reinsurance premiums written allocated to the territory of coverage exposure.

------------------------------------------------------------------------------------------------------------------------------------
    Year ended December 31,                     2002                         2001                           2000
    -----------------------
   (in millions)
                                                        Percentage                  Percentage                   Percentage
                                          Gross          of Gross        Gross       of Gross        Gross        of Gross
                                         Premiums        Programs      Premiums      Programs       Premiums      Programs
                                          Written         Written       Written       Written       Written       Written

   Property Catastrophe
     United States and Caribbean         $ 332.3           28.2%       $ 180.3         35.9%        $ 145.8         33.7%
     Worldwide                             169.8           14.5           93.5         18.7            98.9         22.8
     Worldwide (excluding U.S) (1)          56.6            4.8           45.1          9.0            60.4         14.0
     Europe                                 86.5            7.4           20.4          4.1            22.1          5.1
     Other                                  18.4            1.6           22.4          4.5             9.5          2.2
     Australia and New Zealand               2.1            0.2           12.2          2.4             8.3          1.9
   Specialty reinsurance (2)               247.0           21.1           77.5         15.5            37.7          8.7
                                       ---------           ----        -------        -----         -------         ----
   Total reinsurance                       912.7           77.8          451.4         90.1         $ 382.7         88.4
   Individual risk (3)                     260.3           22.2           49.9          9.9            50.3         11.6
                                       ---------           ----        -------         ----         -------         ----
   Total gross premiums written        $ 1,173.0           100%        $ 501.3         100%         $ 433.0         100%
                                       =========           ====        =======         ====         =======         ====

   (1)The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.).  The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.
   (2)The category Specialty Reinsurance consists of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.
   (3)The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.
------------------------------------------------------------------------------------------------------------------------------------


RESERVES

Claim reserves represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred, and it is likely that the ultimate liability will materially exceed or be materially less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation.

For our property catastrophe reinsurance operations, we initially set our claims reserves based on case reserves and other reserve estimates reported by insureds and ceding companies. We then add to these claims reserves, our estimates for additional case reserves, and an estimate for incurred but not reported ("IBNR") reserves. These estimates are normally based upon our experience with similar claims, our knowledge of potential industry loss levels for each loss, and industry information which we gather and retain in our REMS(C) modeling system. Our estimates of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims.

In reserving for our individual risk and specialty reinsurance coverages we currently do not have the benefit of a significant amount of our own historical experience in these lines. Currently we estimate our IBNR reserves for our specialty reinsurance and individual risk coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique, a widely used method for lines of business in which a company may have limited historical loss experience. The utilization of the Bornhuetter-Ferguson technique requires a company to estimate an ultimate claims and claim expense ratio for each line of business. We select our estimates of the ultimate claims and claim expense ratios by reviewing industry standards and adjusting these standards based upon the coverages we offer and the terms of the coverages we offer.

Because any reserve estimate is simply an insurer's or reinsurer's best estimate of its ultimate liability, and because there are numerous factors which affect reserves but can not be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable adjustments to our reserves, which we believe is partly attributable to this philosophy. Accordingly, it is possible that this philosophy will continue to produce favorable adjustments to our reserves in future years. However we can not be certain that this will occur, as conditions and trends that have affected our reserve development in the past may not necessarily occur in the future.

All of our estimates are reviewed annually with an independent actuarial firm. We also review our assumptions and our methodologies on a quarterly basis. If we determine that an adjustment to an earlier estimate is appropriate, such adjustments are recorded in the quarter in which they are identified. Adjustments to our claims reserves can impact current year net income by either increasing net income if the estimates of prior year claims reserves prove to be overstated or by decreasing net income if the estimates of prior year claims reserves prove to be insufficient. As of December 31, 2002, our estimated IBNR reserves were $462.9 million, and a 5% adjustment to our IBNR reserves, would equate to a $23.1 million adjustment to claims and claim expenses incurred, which would represent 6.3% of our 2002 net income, and 1.4% of shareholders' equity as at December 31, 2002.

We incurred claims of $289.5 million, $149.9 million and $108.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our claim reserves were $804.8 million, $572.9 million and $403.6 million at December 31, 2002, 2001 and 2000, respectively.

The following table represents the development of generally accepted accounting principles ("GAAP") balance sheet reserves for 1993 through December 31, 2002. This table does not present accident or policy year development data. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change to date from the original estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For additional information on our reserves, including a reconciliation of claims and claim expense reserves for the years ended December 31, 2002, 2001 and 2000, please refer to Note 5 of the notes accompanying our consolidated financial statements.


-----------------------------------------------------------------------------------------------------------------------------------
 Years Ended December 31,
 ------------------------
 (in millions of dollars)                   1994       1995        1996       1997       1998     1999      2000    2001    2002
                                          ----------------------------------------------------------------------------------------


 Reserve for claims and claim expenses, net
     of losses recoverable                 $ 63.3      $ 100.4     $105.4    $ 110.0    $ 197.5  $ 174.9    $237.0 $ 355.3 $ 605.3

 1 Year Later                                98.5        112.3      105.4       95.1      149.5    196.8     221.0   353.3       -
 2 Years Later                               98.9        112.9      109.4       61.8      149.9    168.4     168.4       -       -
 3 Years Later                              103.4        118.6       87.3       58.2      141.3    121.7         -       -       -
 4 Years Later                              107.9        110.1       90.0       56.8      118.6        -         -       -       -
 5 Years Later                              107.3        114.2       89.5       51.1          -        -         -       -       -
 6 Years Later                              111.9        113.6       83.8          -          -        -         -       -       -
 7 Years Later                              111.6        108.5          -          -          -        -         -       -       -
 8 Years Later                              106.5            -          -          -          -        -         -       -       -

 Cumulative redundancy (deficiency)        $(43.3)     $  (8.1)    $ 21.6     $ 58.9     $ 78.9   $ 53.2    $ 68.6   $ 2.0     $ -


 Cumulative Net Paid Losses
 1 Year Later                              $ 47.7       $ 55.2     $ 40.7     $ 16.9     $ 54.8   $ 24.6     $ 1.6  $ 53.1     $ -
 2 Years Later                               65.7         76.4       54.7       24.7       80.1      6.5       0.3       -       -
 3 Years Later                               84.6         86.4       60.6       28.4       69.6      1.2         -       -       -
 4 Years Later                               92.1         91.4       64.1       29.8       69.1        -         -       -       -
 5 Years Later                               95.1         94.3       65.3       31.0          -        -         -       -       -
 6 Years Later                               97.9         95.3       66.3          -          -        -         -       -       -
 7 Years Later                               98.3         95.9          -          -          -        -         -       -       -
 8 Years Later                               99.0            -          -          -          -        -         -       -       -

-----------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS

At December 31, 2002, we held cash and investments totaling $3,128.9 million, compared to $2,194.4 million in 2001, with net unrealized appreciation of $95.2 million, compared to $16.3 million in 2001. Our investment guidelines, which are approved by our Board, stress preservation of capital, market liquidity, and diversification of risk. To achieve this objective, our current fixed income investment guidelines call for an average credit quality of "AA" as measured by Standard & Poor's Ratings Group. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

We currently have a target duration of approximately 2.75 - 3.00 years on a weighted average basis. Our actual duration currently is 2.25, reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk. From time to time, we may reevaluate the target duration in light of our liabilities and market conditions.

The table below shows our portfolio of invested assets:

----------------------------------------------------------------------------------------------------
At December 31,                                           2002            2001             2000
---------------
(in millions of dollars)

Type of investment

Fixed maturities available for sale
     U.S. Government and agency debt securities            $ 659.4          $ 275.9         $ 267.9
     U.S. Corporate debt securities                          561.3            342.7           241.9
     Non-U.S. government debt securities                     379.7            165.4           110.2
     U.S. mortgage-backed securities                         301.7            203.7           102.7
     U.S. asset-backed securities                            319.1            294.8           205.4
                                                       ------------   --------------   -------------
          Subtotal                                         2,221.1          1,282.5           928.1
Other investments                                            129.9             38.3            22.4
Short-term investments                                       570.5            733.9            13.8
Equity investments in reinsurance company                    120.3                -               -
Cash and cash equivalents                                     87.1            139.7           110.6
                                                       ------------   --------------   -------------
          Total                                           $3,128.9        $ 2,194.4        $1,074.9
                                                       ============   ==============   =============

----------------------------------------------------------------------------------------------------



At December 31, 2002, our invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.25 years and an average yield to maturity of 3.09% before investment expenses.

As with other fixed income investments, the value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in the overall investment market and in overall economic conditions. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments. Examples of some of these risks are:

o Changes in the overall interest rate environment can expose us to "prepayment risk" on our mortgage-backed investments. When interest rates decline, consumers will generally make prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us more quickly than we might have originally anticipated. When we receive these prepayments, our opportunities to reinvest these proceeds back into the investment markets will normally be at reduced interest rates.

o Our investments in debt securities of other corporations are exposed to losses from insolvencies of these corporations, and our investment portfolio can also deteriorate based on reduced credit quality of these corporations.

o Our investments in asset-backed securities are subject to prepayment risks, as noted above, and to the structural risks of these securities. The structural risks primarily emanate from the priority of each security in the issuer's overall capital structure.

The following table summarizes the fair value by contractual maturities of our fixed maturity investment portfolio at the dates indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------
Year ended December 31,               2002            2001            2000
-----------------------
(in millions)

Due in less than one year             $   23.2        $    10.8        $  29.0
Due after one through five years       1,107.9            494.3          519.8
Due after five through ten years         350.3            185.5          201.4
Due after ten years                      119.0             93.4           75.2
U.S. mortgage-backed securities          301.6            203.7          102.7
U.S. asset-backed securities             319.1            294.8              -
                                   ------------   --------------   ------------
          Total                       $2,221.1        $ 1,282.5        $ 928.1
                                   ============   ==============   ============

--------------------------------------------------------------------------------
The following table summarizes the composition of the fair value of the fixed maturity portfolio at the dates indicated by ratings as assigned by S&P or, with respect to non-rated issues, as estimated by our investment managers.
--------------------------------------------------------------------------------

At December 31,                 2002            2001            2000

AAA                                71.7%            69.9%          69.1%
AA                                   9.9              7.6            9.4
A                                    4.4              6.3            5.5
BBB                                  5.2              7.3            5.1
BB                                   2.6              2.7            2.9
B                                    4.7              4.4            5.5
CCC                                  0.9              0.6            0.3
CC                                   0.1              0.2            0.1
D                                      -              0.1              -
NR                                   0.5              0.9            2.1
                             ------------   --------------   ------------
                                    100%             100%           100%
                             ============   ==============   ============

--------------------------------------------------------------------------------

Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Issued letters of credit are secured by a lien on a portion of our investment portfolio. At December 31, 2002, we had outstanding letters of credit aggregating $223.1 million. Also, in connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral in the form of a letter of credit. This letter of credit is also secured by a like amount of our investments.

RIHL. In 2002, we commenced utilization of our subsidiary Renaissance Investment Holdings Ltd., or "RIHL", a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities of RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. We believe that RIHL permits us to consolidate and substantially facilitate our investment management operations. RenaissanceRe and each of our participating operating subsidiaries and affiliates has transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable for cash or in marketable securities. Over time, the subsidiaries and joint ventures who participate in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change.

As a result of the high quality of the assets transferred to and maintained by it, RIHL has been rated AAAf/S2 by Standards & Poor's Ratings Group. We have exclusive responsibility for managing the day-to-day affairs of RIHL and have sole management responsibility over its portfolio. Mellon Bank, N.A., provides RIHL with certain custodial functions, including custody of its outstanding shares and valuation of its assets.

As described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition - Capital Resources," we have entered into a facility which provides for the availability of $385 million aggregate letter of credit facilities to our operating subsidiaries. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares owned by them as collateral.

Derivatives Related to Physical Variables. We have assumed and ceded risk through securities and derivative instruments under which losses or recoveries are triggered by an industry loss index or by geological or physical variables. During 2002, 2001 and 2000, we recognized gains (losses) on these contracts of $7.2 million, $(4.6) million, and nil, respectively, which are included in other income.

Alternative Assets. Included in other investments are investments in hedge funds and a bank loan fund totaling $81.8 million (2001 - $28.4 million), and private equity funds of $14.6 million (2001 - $4.9 million) (collectively "Investment Funds"). Fair values for our investments in such Investment Funds are established on the basis of the net valuation criteria established by the managers of such Investment Funds. These net valuations are determined based upon the valuation criteria established by the governing documents of such Investment Funds. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares of the Investment Funds. Realized and unrealized gains and losses on Investment Funds are included as a component of net investment income.

We have committed capital to private equity funds of $54.0 million, of which $14.4 million has been contributed as at December 31, 2002.

COMPETITION

The insurance and reinsurance industry is highly competitive and, provided that a company has sufficient capital and necessary management expertise, the barriers to entry into the reinsurance markets are not significant.

With total managed catastrophe premiums written of $738.5 million for the year ended December 31, 2002, we are one of the largest providers of property catastrophe reinsurance in the world. Our principal competition in the industry comes from major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based reinsurers. Though these companies offer property catastrophe reinsurance, in many cases it accounts for a relatively small percentage of their total portfolio. Our competition with respect to our specialty reinsurance business generally also comes from the same U.S. and non-U.S. insurers and reinsurers.

In our individual risk business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than us. Primary insurers compete on the basis of factors including distribution channels, product, price, service, financial strength and reputation.

Following the World Trade Center disaster, a number of new companies were formed to compete in the reinsurance and specialty insurance markets. A number of these new companies were formed in Bermuda. In addition, a number of existing market participants raised new capital, thereby strengthening their ability to compete.

We are also aware of many potential initiatives by capital market participants to produce alternative products that may compete with the existing catastrophe reinsurance markets. Among other matters, over the last several years capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance. In addition, the tax policies of the countries where our clients operate can affect demand for reinsurance. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us to consider offering coverage.

MARKETING

REINSURANCE

We believe that our modeling and technical expertise, combined with our leading industry performance, has enabled us to become a provider of first choice to our insurers and reinsurers worldwide. We market our reinsurance products worldwide exclusively through reinsurance brokers. We focus our marketing efforts on targeted brokers and insurance and reinsurance companies. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and clients. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

We believe that primary insurers' and brokers' willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings, the quality of a reinsurer's service, the reinsurer's willingness to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We have established a reputation with our brokers and clients for prompt response on underwriting submissions, fast claims payments and a reputation for providing creative solutions to our customers' needs. The modeling demonstrations and seminars that we provide to our brokers and clients further enhance our position as a provider of first choice. Since we selectively write large lines on a limited number of property catastrophe reinsurance contracts, we can establish reinsurance terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness.

We believe that our ability to design customized programs and to provide advice on catastrophe risk management has helped us to develop long-term relationships with brokers and clients.

Our reinsurance brokers perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. Subsidiaries and affiliates of the Benfield Group PLC, Marsh Inc., Willis Faber and AON Re Group accounted for approximately 28.0%, 23.0%, 14.0%, and 11.9%, respectively, of our gross premiums written in 2002.

During 2002, Renaissance Reinsurance issued authorization for coverage on programs submitted by 59 brokers worldwide. We received approximately 2,413 program submissions during 2002. Of these submissions, we issued authorizations for coverage in 2002 for 446 programs, or 18.5% of the program submissions received.

INDIVIDUAL RISK INSURANCE

Our individual risk products are marketed through a diverse group of surplus lines brokers operating primarily in catastrophe-exposed states. Also, beginning in 2002 our individual risk products have been offered through a select number of leading third party program managers, and through brokered quota share relationships with other insurance companies. Our financial security ratings, combined with our reputation in the reinsurance market place, have enhanced our presence in the individual risk markets. Our individual risk operations are structured to create and maintain a comprehensive database of catastrophe-exposed property risks.

EMPLOYEES

At December 31, 2002, we and our subsidiaries employed 112 people. We believe that our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries.

A majority of our employees receive some form of equity-based incentive compensation as part of their overall compensation package. At March 28, 2003, our directors and executive officers beneficially owned approximately 10.7% of our outstanding common shares.

Many Bermuda-based employees of RenaissanceRe, Renaissance Reinsurance, Glencoe and Lantana, including a majority of our senior executives, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next few years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

REGULATION

Bermuda. The Insurance Act 1978, as amended, and Related Regulations (the "Insurance Act"), which regulates the business of Renaissance Reinsurance, DaVinci and Glencoe, provides that no person may carry on an insurance business (including the business of reinsurance) in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the "BMA"). Renaissance Reinsurance and DaVinci are registered as Class 4 insurers, and Glencoe is registered as a Class 3 insurer under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the BMA may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the BMA. Renaissance Managers is registered as an insurance manager under the Insurance Act.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance ("the Minister") advises the BMA on matters connected with the discharge of its functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Cancellation of Insurer's Registration. An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with a requirement made of it under the Insurance Act or, if in the opinion of the BMA, after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of each of a Class 3 insurer and a Class 4 insurer, are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

Loss Reserve Specialist. Each Class 3 and Class 4 insurer is required to submit an annual loss reserve opinion when filing the Annual Statutory Financial Return. This opinion must be issued by the insurer's approved Loss Reserve Specialist. The Loss Reserve Specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Statutory Financial Statements. An insurer must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with GAAP. The insurer is required to submit the Annual Statutory Financial Statements as part of the Annual Statutory Financial Return. The Statutory Financial Statements and the Statutory Financial Return do not form part of the public records maintained by the BMA.

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

The Insurance Act mandates certain actions and filings with the BMA if a Class 3 insurer or a Class 4 insurer fails to meet and or maintain the required minimum solvency margin. Both Class 3 insurers and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the relevant margins) or if the declaration or payment of such dividend would cause the insurer to fail to meet the relevant margins. Where an insurer fails to meet its relevant margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its relevant margins. Class 3 insurers and Class 4 insurers must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act 1981 which apply to all Bermuda companies.

Annual Statutory Financial Return. Class 3 and Class 4 insurers are required to file with the BMA a Statutory Financial Return no later than four months after the insurer's financial year end (unless specifically extended). The Statutory Financial Return includes, among other items, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist in respect of the loss and loss expense provisions and, only in the case of Class 4 insurers, certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer, who are required to state whether the minimum solvency margin and, in the case of the solvency certificate, the minimum liquidity ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

Supervision, Investigation and Intervention. The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to them, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer's business. Moreover, the BMA has the power to appoint professional persons to prepare reports about registered insurers, such as RenaissanceRe, Glencoe and Lantana. If it appears to the BMA to be desirable in the interests of policyholders, the BMA may also exercise these powers in relation to subsidiaries, parents and other affiliates of registered insurers.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions or its registration under the Insurance Act, the BMA may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to the custody of a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income.

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if BMA is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest.

Under the Companies Act, the Minister of Finance (the "Minister") has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Minister's powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, amongst other things, whether it is in the public interest to give the information sought.

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of each of Renaissance Reinsurance, DaVinci and Glencoe is at our offices at Renaissance House, 8-12 East Broadway, Pembroke HM 19 Bermuda. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless thirty days' notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, within thirty days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that a reportable event has occurred, to make a report in writing to the BMA setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio.

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

Glencoe is eligible to write excess and surplus lines primary insurance in 51 states and territories of the United States and is subject to the regulation and reporting requirements of these states. In accordance with certain requirements of the National Association of Insurance Commissioners, Glencoe has established, and is required to maintain, a trust funded with a minimum of $20.0 million as a condition of its status as an eligible, non-admitted insurer in the U.S. Stonington is licensed and subject to regulation as a property/casualty insurer in 50 U.S. states. Lantana is a Bermuda domiciled insurance company that has not written any premium to date. Lantana is owned by Stonington and is currently licensed as an excess and surplus lines insurer in 41 states and territories of the United States.

Our U.S. operations are subject to extensive regulation under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The extent of regulation varies from state to state but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, and market conduct regulation including the use of credit information in underwriting and other underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. In general, regulated admitted market insurers such as Stonington must file all rates for directly underwritten insurance with the insurance department of each state in which they operate on an admitted basis; however, reinsurance generally is not subject to rate regulation.

Glencoe and Lantana are eligible to offer coverage in the United States exclusively in the excess and surplus lines market, the regulation of which differs significantly from the so-called "admitted" market in which Stonington operates. The regulations governing the excess and surplus lines markets have been designed to facilitate coverage for hard-to-place risks that do not fit the underwriting criteria products or are otherwise overlooked by admitted carriers. Most particularly, excess and surplus lines regulation generally provides for more flexible rules rating to insurance rates and forms. However, state insurance regulations generally require that before a risk may be insured in the excess and surplus lines market it must be declined by three admitted carriers. Initial eligibility requirements and annual requalification standards and filing obligations must also be met.

Our U.S. insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, companies such as Glencoe and Lantana which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. We do not expect the amount of any such guaranty fund assessments to be paid by us, if any, in 2003 to be material.

Terrorism. On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002, or TRIA, under which the federal government will share the risk of loss from future terrorist attacks with the insurance industry, though 2005. Each participating insurance company must pay a deductible before federal government assistance becomes available. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, and rises from 1.0% from date of enactment to December 31, 2002 to 7.0% during the first subsequent calendar year, 10.0% in year two and 15.0% in year three. For losses in excess of a company's deductible, the federal government will cover 90.0% of the excess losses, while companies retain the remaining 10.0%. Losses covered by the program will be capped annually at $100.0 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, of up to 3.0% of annual premium.

Primary insurance companies providing commercial property and casualty insurance in the United States, such as Stonington, Glencoe and Lantana, are required to participate in the TRIA program. TRIA also requires that subject insurers comply with mandatory offer requirements for terrorism coverage. These offers may be rejected by insureds. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005. TRIA generally does not purport to govern the obligations of reinsurers, such as Renaissance Reinsurance and DaVinci, under reinsurance contracts. However, TRIA is expected to effect the property and casualty industry broadly and we are monitoring developments to determine their expected impact on us.

Holding Company Regulation. Our U.S. insurance subsidiaries and we are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, and insurers that are subsidiaries of insurance holding companies, to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Texas, Stonington's state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of our ownership of Stonington, under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

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

Risk-Based Capital. The NAIC has implemented a risk-based or RBC formula and model law to be applied to all property/casualty insurance companies.

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

Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. Federal and state legislators have considered numerous government initiatives such as the one recently issued with respect to coverage for acts of terrorism. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by:

     o providing government supported insurance and reinsurance capacity in markets and to consumers that we target;

     o    requiring our participation in pools and guaranty associations;

     o    regulating the terms of insurance and reinsurance policies; or

     o disproportionately benefiting the companies of one country over those of another.

In addition, the expansion of our primary insurance operations, together with the potential of further expansion into additional insurance markets, could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci or Glencoe will become subject to U.S. regulation.

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

RISK FACTORS

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the Securities and Exchange Commission include the following:

Because of our exposure to catastrophic events, our financial results may vary significantly from one period to the next.

Our principal product is property catastrophe reinsurance. We also sell primary insurance that is exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters. Our property catastrophe reinsurance contracts cover unpredictable events such as earthquakes, hurricanes, winter storms, freezes, floods, fires, tornados and other man-made or natural disasters, such as terrorism. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by relatively few events of high magnitude. Under the reinsurance policies that we write, we generally do not experience significant claims until insured industry losses reach or exceed at least several hundred million dollars.

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

Our claims and loss reserves are based on probabilities and modeled losses, which are subject to inherent uncertainties.

Our financial results depend in part on our ability to accurately price and manage the risks we reinsure and insure. Our claim and loss reserves reflect our estimates using actuarial and statistical projections at a given point in time, and our expectations of the ultimate settlement and administration costs of claims incurred. Although we utilize actuarial and computer models as well as historical reinsurance and insurance industry loss statistics we also rely heavily on management's experience and management's judgement to assist in the establishment of appropriate claim reserves. However, because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain. As a result, we believe our ultimate payments will vary, perhaps materially, from our initial estimate of reserves.

Accordingly, it is possible that our actual claims and claim expenses paid might exceed, perhaps substantially, the reserve estimates reflected in our financial statements. If this were to occur, we would be required to increase claim reserves. This would reduce our net income by a corresponding amount in the period in which the deficiency is identified. In addition, in reserving for our individual risk and specialty reinsurance coverages we currently do not have the benefit of a significant amount of our own historical experience in these lines.

Unlike the loss reserves of U.S. insurers, the loss reserves established by our Bermuda companies are not regularly examined by insurance regulators.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We may have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so as a result of regulatory or commercial considertions. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. We believe it is impossible to eliminate completely our exposure to unforeseen or unpredictable events.

Accordingly, our reserves may not be adequate to cover losses when they materialize. As described above, if we were required to increase our reserves our reported income would decrease in the affected period. In particular, unforeseen large losses could materially adversely affect our financial condition and results of operations. Over time, if the severity and frequency of these events remains higher than in the past, our results of operations could become more volatile, which could cause the value of investment in our securities to fluctuate more widely. Conditions and trends that have affected our reserve development in the past may not occur in the future.

Reinsurance pricing and terms may decline, which could affect our profitability.

Supply and demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of primary property insurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry. Our recent growth in 2002 related in part to improved industry pricing. Premium rates or other terms and conditions of trade may vary in the future. If any of these factors were to cause the demand for reinsurance to fall or the supply to rise, our profitability could be adversely affected. In particular, we might lose existing customers, decline new business or experience a drop in prices.

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

We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including Ace Ltd., IPCRe Limited, Partner Re and XL Capital Ltd. We also compete with certain Lloyd's syndicates active in the London market. We also compete with a number of other industry participants, such as American International Group, Inc., Berkshire Hathaway, Munich Re and Swiss Re. In addition, there are other new Bermuda reinsurers with whom we compete, such as Allied World Assurance Company, Arch Capital Group, Axis Capital Holdings, Endurance Specialty Holdings, Montpelier Re Holdings and Platinum Underwriters Holdings, Ltd. As our business evolves over time we expect our competitors to change as well.

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

Our individual risk business is also highly competitive. Primary insurers compete on the basis of factors including distribution channels, product, price, service and financial strength. Many of our primary insurance competitors are larger and more established than we are and have greater financial resources and consumer recognition. We seek primary insurance pricing that will result in adequate returns on the capital allocated to our primary insurance business. We may lose primary insurance business to competitors offering competitive insurance products at lower prices.

Our portfolio of business has become increasingly characterized by a number of large ceding companies with whom we do business. Accordingly, our written premiums are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers. The loss of our large customers would affect us adversely, perhaps materially so.

A decline in the ratings assigned to our claims-paying ability may impact our potential to write new business.

Third party rating agencies assess and rate the claims-paying ability of reinsurers and insurers, such as Renaissance Reinsurance, Glencoe, Top Layer and DaVinci. These ratings are based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold, or sell any security.

Renaissance Reinsurance is rated "A+" by A.M. Best, "A+" by Standard & Poor's and "A1" by Moody's Investors Services. Top Layer is rated "AA" by Standard & Poor's and "A+" by A.M. Best. Glencoe is rated "A" by A.M. Best. DaVinci is rated "A" by each of A.M. Best and Standard & Poor's. The rating agencies may downgrade or withdraw their claims-paying ability ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. The ability of Renaissance Reinsurance, Top Layer, Glencoe, DaVinci and our other rated insurance subsidiaries to compete with other reinsurers and insurers, and our results of operations, could be materially adversely affected by any such ratings downgrade. For example, following a ratings downgrade we might lose clients to more highly rated competitors or retain a lower share of the business of our clients. The rating of Top Layer is dependent upon the rating of State Farm Insurance Companies, who provides Top Layer with $3.9 billion of stop loss reinsurance.

A decline in the ratings assigned to our claims-paying ability may cause our clients to cancel or not renew our policies.

As is customary in our industry, a portion of our reinsurance policies provide our clients with the right to cancel or not renew our policies in the event our claims-paying ability ratings are downgraded. We cannot precisely estimate the amount of premium that is at risk, as this amount depends on the particular facts and circumstances at the time, including the degree of the downgrade, the time elapsed on the impacted in-force policies, and the effects of any related catastrophic event on the industry generally. In the event any of these provisions are triggered, we will vigorously seek to retain our clients and do not anticipate that a material amount of premium would be cancelled or non-renewed. However, we cannot assure you that our premiums would not decline, perhaps materially, following a ratings downgrade.

We may fail to meet our financial and operating goals if we do not mange our growth effectively.

Our business has expanded rapidly in the past several years, including 2002, and we currently project continued growth in 2003. Expansion places increased stress on our financial, managerial and human resources. Further, our growth in new or expanded lines, such as specialty reinsurance and individual risk, could divert management attention away from our property catastrophe reinsurance coverages offered. Our future profitability will depend in part upon our ability to further develop our resources and effectively manage this expansion. We may need to attract additional professionals to, or expand our facilities in, Bermuda, a small jurisdiction with limited resources. To the extent we are unable to so attract additional professionals, our financial, managerial and human resources will be further strained.

Historically, our principal product has been property catastrophe reinsurance. The growth in our specialty reinsurance and individual risk premiums will present us with new, and expanded, challenges and risks. We may not manage these challenges and risks successfully. Our loss results from these new coverages may differ from our historical results in property catastrophe reinsurance, which is generally characterized by loss events of high severity but low frequency. As a result, our future financial results may be affected, perhaps adversely.

Political, regulatory and industry initiatives could adversely affect our business.

Changes in the marketplace, including the tightening in supply of certain coverages in 2002, may result in government intervention in the insurance and reinsurance markets, both in the United States and worldwide. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny by the United States and individual state governments as well as international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

     o providing insurance and reinsurance capacity in markets and to consumers that we target;

     o requiring our participation in industry pools and guaranty associations;

     o    regulating the terms of insurance and reinsurance policies; or

     o disproportionately benefiting the companies of one country over those of another.

For example, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. This law could adversely affect our business by, among other things, increasing underwriting capacity for our competitors as well as by requiring that coverage for terrorist acts be offered by insurers. We are in the process of evaluating the likely impact of this law on our future operations. We are currently unable to determine with certainty the extent to which TRIA may affect the demand for our products or the risks which may be available for us to consider underwriting.

The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsurers which could adversely affect our business. The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments.

A decline in our investment performance could reduce or profitability.

We derive a significant portion of our income from our invested assets. As a result, our financial results depend in part on the performance of our investment portfolio, which contains fixed maturity securities, such as bonds and mortgage-backed securities. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk. Fixed income and other markets have generally performed poorly over the last several financial periods and have become increasingly volatile.

The market value of our fixed maturity investments will be subject to fluctuation depending on changes in various factors, including prevailing interest rates. To the extent that we are unsuccessful in correlating our investment portfolio with our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.

Changes in interest rates could cause the market value and yield on our investment portfolio to decrease, perhaps substantially. A decline of our investment yield would likely reduce our capital and overall profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.

U.S. taxing authorities could contend that our Bermuda subsidiaries are subject to U.S. corporate income tax.

If the United States Internal Revenue Service were to contend successfully that Renaissance Reinsurance, Glencoe, DaVinci or Top Layer is engaged in a trade or business in the United States, Renaissance Reinsurance, Glencoe, DaVinci or Top Layer would, to the extent not exempted from tax by the United States-Bermuda income tax treaty, be subject to U.S. corporate income tax on that portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. Although we would intend vigorously to resist the imposition of any such tax, if we were ultimately held to be subject to this taxation our earnings would correspondingly decline.

In addition, benefits of the United States-Bermuda income tax treaty which may limit any such tax to income attributable to a permanent establishment maintained by Renaissance Reinsurance, Glencoe, DaVinci or Top Layer in the United States are only available to Renaissance Reinsurance, Glencoe, DaVinci and Top Layer if more than 50% of their shares are beneficially owned, directly or indirectly, by individuals who are Bermuda residents or U.S. citizens or residents. Renaissance Reinsurance, Glencoe, DaVinci or Top Layer may not be able to continually satisfy such beneficial ownership test or be able to establish its satisfaction to the IRS. Finally, it should be noted that it is unclear whether the income tax treaty (assuming satisfaction of the beneficial ownership test) applies to income other than premium income, such as investment income.

Because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us.

We market our reinsurance products worldwide exclusively through reinsurance brokers. Four (in prior years five) brokerage firms accounted for 71.1%, 76.9%, 78.3%, and 78.8% of our net premiums written for the years ended December 31, 2002, 2001, 2000 and 1999, respectively. Subsidiaries and affiliates of the Marsh Inc., Benfield Group PLC, Willis Faber and AON Re Group accounted for approximately 27.5%, 19.0%, 13.1% and 11.5%, respectively, of our gross written premiums in 2002. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us. Our ability to market our products could decline and it is possible that our premiums written would decrease.

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

We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2002, we had an aggregate of approximately $275 million of indebtedness outstanding, including $125 million of bank loans, and in January 2003 we issued $100 million of 5.875% Senior Notes due 2013. RenaissanceRe is party to a $310 million revolving credit and term loan agreement, none of which was drawn at December 31, 2002. Renaissance U.S. Holdings, Inc. is party to a $25 million revolving credit and term loan agreement which was fully drawn at December 31, 2002. Each of these facilities is with a syndicate of commercial banks. Our consolidated subsidiary DaVinciRe Holdings Ltd. is party to $100 million revolving credit agreement with Citibank, N.A., which was fully drawn at December 31, 2002. We control a majority of DaVinciRe Holdings Ltd.'s voting power but own a minority of its outstanding equity interests.

In addition, we also had at December 31, 2002, $84.6 million of outstanding junior subordinated debentures relating to an issuance of trust preferred securities by our subsidiary RenaissanceRe Capital Trust I.

Our insurance and reinsurance subsidiaries also maintain uncommitted letters of credit facilities. In particular, in December 2002, certain of our subsidiaries and affiliates entered into a $385 million secured letter of credit facility for use in their insurance and reinsurance business. The letters of credit will expire on November 15, 2003, but the expiration date may be extended if certain conditions are met. The obligations of each of our subsidiaries and affiliates party to the facility are fully collateralized by a perfected first priority security interest in certain collateral, including cash, eligible high-quality marketable securities and redeemable preference shares of Renaissance Investment Holdings, Ltd.

The agreements covering our indebtedness, particularly our bank loans, contain numerous covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate.

These agreements also require us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility could declare a default and demand immediate repayment of all amounts owed to them.

In addition, if we are in default under our indebtedness or if we have given notice of our intention to defer our related payment obligations, the terms of our indebtedness would restrict our ability to:

     o    declare or pay any dividends on our capital shares;

     o    redeem, purchase or acquire any capital shares; or

     o    make a liquidation payment with respect to our capital shares.

Because we are a holding company, we are dependent on dividends and payments from our subsidiaries.

As a holding company with no direct operations, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt and to pay dividends to our shareholders. RenaissanceRe does not have any operations and has no significant assets other than its ownership of its direct and indirect subsidiaries. If our subsidiaries are restricted from paying dividends to us, we may be unable to pay dividends or to repay our indebtedness.

Bermuda law and regulations require our subsidiaries which are registered in Bermuda as insurers to maintain a minimum solvency margin and minimum liquidity ratio, and prohibit dividends that would result in a breach of these requirements. Further, Renaissance Reinsurance and DaVinci, as Class 4 insurers in Bermuda, may not pay dividends which would exceed 25% of their respective capital and surplus, unless they first make filings confirming that they meet the required margins. As Class 3 insurers, Glencoe and Lantana may not declare or pay dividends during any financial year that would cause Glencoe or Lantana (as the case may be) to fail to meet its minimum solvency margin and minimum liquidity ratio.

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

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our executive officers. If we were to lose the services of members of our senior management team, our business could be adversely affected. For example, we might lose clients whose relationship depends in part on the service of a departing executive. In addition, the loss of services of members of our management team would strain our ability to execute our growth initiatives, as described above.

Our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. Our location in Bermuda may impede our ability to recruit and retain highly skilled employees. We do not currently maintain key man life insurance policies with respect to any of our employees.

Under Bermuda law, non-Bermudians may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate government authority. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards for the advertised position. Substantially all of our officers are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits. In addition, the Bermuda government recently announced a new policy that limits the duration of work permits to a total of six years, which is subject to certain exemptions for only key employees. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected as a result.

Regulatory challenges in the United States or elsewhere could result in restrictions on our ability to operate.

None of Renaissance Reinsurance, DaVinci or Top Layer is licensed or admitted to do business in any jurisdiction except Bermuda. Renaissance Reinsurance, Glencoe, DaVinci and Top Layer each conduct business only from their principal offices in Bermuda and do not maintain an office in the United States. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions, including the United States and various states in the United States. If Renaissance Reinsurance or DaVinci become subject to the insurance laws of any state in the United States, we could face inquiries or challenges to the future operations of these companies.

Glencoe and Lantana are currently eligible, non-admitted excess and surplus lines insurers in, respectively, 51 and 41 states and territories of the United States and are each subject to certain regulatory and reporting requirements of these states. However, Glencoe is not admitted or licensed in any United States jurisdiction and only conducts business from its principal office in Bermuda. Accordingly, the scope of Glencoe's activities in the United States is limited, which could adversely affect its ability to compete.

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

In addition, Stonington, which writes insurance in all 50 states on an admitted basis, is subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as rate setting; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. We plan to grow Stonington's business and, accordingly, expect our regulatory burden to increase.

Renaissance Reinsurance, Glencoe and DaVinci are not licensed or admitted in the United States.

Our principal subsidiaries and joint venture affiliates, Renaissance Reinsurance, DaVinci, and Top Layer, are registered Bermuda insurance companies and are not licensed or admitted as insurers in any jurisdiction in the United States. Although Glencoe writes insurance in the United States, it is also not licensed or admitted in any jurisdiction in the United States. Among other things, jurisdictions in the United States do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted. Our contracts generally require us to post a letter of credit or provide other security after a reinsured reports a claim. In order to post these letters of credit, issuing banks generally require collateral.

The non-admitted status of Renaissance Reinsurance, Glencoe, DaVinci and Top Layer could put us at a competitive disadvantage in the future with respect to competitors that are licensed and admitted in U.S. jurisdictions.

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

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance, which they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms as favorable to us as in the past. This could limit the amount of business we are willing to write, or decrease the protection available to us as a result of large loss events.

We may be adversely affected by foreign currency fluctuations.

Our functional currency is the U.S. dollar. A portion of our premium is written in currencies other than the U.S. dollar and a portion of our loss reserves are also in non-dollar currencies. Moreover, we maintain a portion of our cash equivalent investments in currencies other than the U.S. dollar. We may, from time to time, experience losses resulting solely from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results to be more volatile.

Some aspects of our corporate structure may discourage third party takeovers and other transactions or prevent the removal of our current board of directors and management.

Some provisions of our Memorandum of Association and of our Amended and Restated Bye-Laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. The primary purpose of this restriction is to reduce the likelihood that we will be deemed a "controlled foreign corporation" within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, this limit may also have the effect of deterring purchases of large blocks of common shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests.

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

These Bye-Law provisions make it more difficult to acquire control of us by means of a tender offer, open market purchase, a proxy fight or otherwise. These provisions are designed to encourage persons seeking to acquire control of us to negotiate with our directors, which we believe would generally best serve the interests of our shareholders. However, these provisions could have the effect of discouraging a prospective acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, these Bye-Law provisions could prevent the removal of our current board of directors and management. To the extent these provisions discourage takeover attempts, they could deprive shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of the shares.

We indirectly own Stonington. Our ownership of a U.S. insurance company such as Stonington can, under applicable state insurance company laws and regulations, delay or impede a change of control of RenaissanceRe. Under applicable Texas insurance regulations, any proposed purchase of 10% or more of our voting securities would require the prior approval of the Texas insurance regulatory authorities.

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

Capacity The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Casualty insurance                  Insurance that is primarily concerned with
                                    the losses caused by injuries to third
                                    persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. Also referred to as liability insurance.

Catastrophe                         A severe loss, typically involving multiple
                                    claimants. Common perils include
                                    earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess
of loss reinsurance                 A form of excess of loss reinsurance that,
                                    subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a "catastrophe".

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

Claims and claim expenses ratio     The ratio of claims and claim expenses to
                                    net premiums earned, determined in
                                    accordance with either SAP or GAAP.

Claims and claim expenses           The expenses of settling claims, including
                                    legal and other fees and the portion of
                                    general expenses allocated to claim
                                    settlement costs (also known as claim
                                    adjustment expenses) plus losses incurred with respect to claims.

Claims reserves                     Liabilities established by insurers and
                                    reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of reserves established with respect to individual reported claims, and "IBNR" reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio                    The combined ratio is the sum of the loss
                                  and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio, determined in accordance with U.S. GAAP. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Excess and surplus
lines reinsurance                 Any type of coverage that cannot be placed
                                  with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often substandard as respects adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

Excess of loss reinsurance        A generic term describing reinsurance that
                                  indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a "level" or "retention." Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedent is referred to as a "program" and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer's insolvency.

Frequency                         The number of claims occurring during a
                                  given coverage period.

Funded cover                      A form of insurance where the insured pays
                                  premiums to a reinsurer to serve essentially as a deposit in order to offset future losses. On a funded cover, there is generally limited or no transfer of risk for catastrophe losses from the insured to the reinsurer.

Generally accepted
accounting principles ("GAAP")    Accounting principles as set forth in
                                  opinions of the Accounting Principles Board of the American Institute of Certified
                                  Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question. Also referred to as GAAP.

Gross premiums written            Total premiums for insurance written and
                                  assumed reinsurance during a given period.

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

Net premiums earned               The portion of net premiums written during
                                  or prior to a given period that was actually recognized as income during such period.

Net premiums written              Gross premiums written for a given period
                                  less premiums ceded to reinsurers and
                                  retrocessionaires during such period.

Premiums The amount charged during the term on policies and contracts issued, renewed or reinsured by an insurance company or reinsurance company.

Property insurance or reinsurance   Insurance or reinsurance that provides
                                    coverage to a person with an insurable
                                    interest in tangible property for that
                                    person's property loss, damage or loss of use.

Property per risk treaty
reinsurance                         Reinsurance on a treaty basis of individual
                                    property risks insured by a ceding company.

Proportional
reinsurance                         A generic term describing all forms of
                                    reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro rata reinsurance, quota share reinsurance or participating reinsurance.)
                                    In proportional reinsurance the reinsured generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured
                                    (including commissions, premium taxes,
                                    assessments and miscellaneous administrative expense) and also may include a profit factor.

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

Specialty                           lines Lines of insurance and reinsurance
                                    that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.

Submission                          An unprocessed application for (i) insurance
                                    coverage forwarded to a primary insurer by a prospective policyholder or by a broker on behalf of such prospective policyholder,
                                    (ii) reinsurance coverage forwarded to a reinsurer by a prospective ceding insurer or by a broker or intermediary on behalf of such prospective ceding insurer or (iii) retrocessional coverage forwarded to a retrocessionaire by a prospective ceding reinsurer or by a broker or intermediary on behalf of such prospective ceding reinsurer.

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

Total Managed Cat Premium           The total catastrophe reinsurance premiums
                                    written on a gross basis by our managed
                                    catastrophe joint ventures as well as by our wholly owned subsidiaries.

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

ITEM 2. PROPERTIES

We lease office space in Bermuda, where our executive offices are located. In addition, Stonington leases office space in Dallas, Texas, and our other U.S. based subsidiaries lease space in Richmond, Virginia and Raleigh, North Carolina. We also lease office space in Dublin, Ireland. As we anticipate additional growth in our businesses, it is likely that we will need to expand into additional facilities to accommodate this growth.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, a party to litigation and arbitration that arises in the normal course of business. While any proceeding contains an element of uncertainty, we believe that we are not presently a party to any such litigation or arbitration that is likely to have a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of RenaissanceRe's shareholders during the fourth quarter of 2002.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

PRICE RANGE OF COMMON SHARES

Our common shares began publicly trading on June 27, 1995. Our New York Stock Exchange symbol is "RNR". The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading.

--------------------------------------------------------------------
                                                  Price Range
                                               of Common Shares
                                             High             Low
Period
------
2000
First Quarter                              $ 13.71          $ 11.96
Second Quarter                               14.71            12.04
Third Quarter                                21.63            14.17
Fourth Quarter                               27.17            19.38

2001
First Quarter                                27.95            21.18
Second Quarter                               25.23            20.83
Third Quarter                                29.64            22.87
Fourth Quarter                               34.57            30.47

2002
First Quarter                                36.35            28.90
Second Quarter                               39.65            33.85
Third Quarter                                39.40            31.30
Fourth Quarter                               43.24            37.49

2003
First Quarter (through March 28, 2003)       40.78            34.40
--------------------------------------------------------------------


On March 28, 2003 the last reported sale price for our common shares was $39.86 per share. At March 3, 2003 there were 113 holders of record of our common shares and approximately 20,000 beneficial holders.

DIVIDEND POLICY

Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the eight years since our initial public offering. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.142 per share on May 2, 2002, August 8, 2002 and November 7, 2002. Most recently, our Board declared a dividend of $0.15 per share payable on March 17, 2003 to shareholders of record at March 3, 2003. We expect to continue the payment of dividends in the future, but we cannot assure that they will continue. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data and other financial information at and for each of the years in the five year period ended December 31, 2002. The historical financial information was prepared in accordance with U.S. generally accepted accounting principles. The statement of income data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the balance sheet data at December 31, 2002, 2001, 2000, 1999 and 1998 were derived from our audited consolidated financial statements, which have been audited by Ernst & Young, our independent auditors. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

----------------------------------------------------------------------------------------------------------------------------
At December 31,
---------------
(in thousands, expect per share data and ratios)             2002         2001          2000         1999         1998


Statement of Income Data:
-------------------------
Gross premiums written                                    $1,173,049    $ 501,321    $ 433,002    $ 351,305    $ 270,460
Net premiums written                                         923,711      339,547      293,303      213,513      195,019
Net premiums earned                                          760,905      333,065      267,681      221,117      204,947
Net investment income                                        104,098       75,156       77,868       60,334       52,834
Net realized gains (losses) on sales of investments            8,765       18,096       (7,151)     (15,720)      (6,890)
Claims and claims expenses incurred                          289,525      149,917      108,604       77,141      112,752
Acquisition costs                                             95,644       45,359       38,530       25,500       26,506
Operational expenses                                          49,159       38,603       37,954       36,768       34,525
Pre-tax income                                               386,070      180,046      131,876      102,716       54,102
Net income available to common shareholders                  364,814      164,366      127,228      104,241       74,577
Earnings per common share - diluted (1)                         5.20         2.63         2.17         1.68         1.11
Dividends per common share                                      0.57         0.53         0.50         0.47         0.40
Weighted average common shares outstanding                    70,211       62,391       58,728       61,884       67,284

Balance Sheet Data:
-------------------
Total investments and cash                                $3,128,879  $ 2,194,430   $1,074,876   $1,059,790    $ 942,309
Total assets                                               3,745,736    2,643,652    1,468,989    1,617,243    1,356,164
Reserve for claims and claim expenses                        804,795      572,877      403,611      478,601      298,829
Reserve for unearned premiums                                331,985      125,053      112,541       98,386       94,466
Bank loans                                                   275,000      183,500       50,000      250,000      100,000
Company obligated mandatorily redeemable
     capital securities of a subsidiary trust holding
     solely junior subordinated debentures of
     RenaissanceRe (2)                                        84,630       87,630       87,630       89,630      100,000
Total shareholders' equity attributable to common
     shareholders                                          1,492,035    1,075,024      700,818      600,329      612,232
Common shares outstanding                                     69,750       67,893       58,863       59,058       64,938

(1) Earnings per common share -- diluted was calculated by dividing net income available to common shareholders by the number of weighted average common shares and common share equivalents outstanding. Common share equivalents are calculated on the basis of the treasury stock method.

(2) The item "Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of RenaissanceRe" reflects $84.6 million aggregate liquidation amount of the capital securities issued by a subsidiary trust. The sole assets of the trust are $84.6 million aggregate principal amount of 8.54% junior subordinated debentures due March 1, 2027 issued by RenaissanceRe.
-------------------------------------------------------------------------------

The following table contains two non-GAAP measures, operating income, and operating return on shareholders' equity. We currently use these measures to evaluate the underlying fundamentals of our operations and believe them to be useful measures of our corporate performance. We define operating income as net income which excludes net realized gains and losses from the sale of investments and certain one-time adjustments. Realized gains and losses from the sale of investments are derived from the timing of the sale of investments and are not derived from our operating performance. Operating return on equity is calculated by dividing operating income by the average net book value of our common equity for the year.

In calculating operating income, we have also excluded two one-time charges, one occurring in 1998 and one occurring in 2002:

o In January of 1998, we purchased a subsidiary, Stonington Insurance (then known as Nobel Insurance). During 1998, Stonington experienced poor underwriting results and recorded an after tax charge of $40.1 million. In conjunction with the write-off and resulting ratings downgrade, we adopted a plan to exit each of Stonington's businesses. Therefore, because the Stonington business was only operational for one year, we believe it is appropriate to exclude the $40.1 million charge in our calculation of operating income, to reflect what we believed to be a better comparison of our prior and future years operations.

o In 2002, we adopted a new accounting pronouncement, SFAS 142 "Goodwill and Other Intangible Assets." During 2002, after completing our initial impairment review of our goodwill, we decided to reflect goodwill at zero value and record a write-off of $9.2 million. Therefore, we felt it was appropriate to exclude this charge from our calculation of operating income, because 1) this was associated with a one time adoption of a new accounting principle, and 2) we wrote off 100% of our balance of goodwill.

The following table also reflects the reconciliation of net income to operating income for each of the five years ended December 31, 2002.

---------------------------------------------------------------------------------------------------------------------------------
At December 31,
---------------
(in thousands, expect per share data and ratios)            2002              2001           2000       1999          1998
                                                     (as adjusted) (1)                                          (as adjusted) (2)

Operating ratios and other Non-GAAP measures:
---------------------------------------------
Net income available to Common Shareholders                $364,814          $164,366      $127,228    $104,241       $74,577
Net realized gains (losses) on investments                    8,765            18,096        (7,151)    (15,720)       (6,890)
Cumulative effect of a change in accounting principle (1)    (9,187)                -             -           -             -
Stonington charge (2)                                             -                 -             -           -       (40,080)
                                                          ---------         ---------     ---------   ---------     ---------
Operating income (3)                                      $ 365,236         $ 146,270     $ 134,379   $ 119,961     $ 121,547
                                                          =========         =========     =========   =========     =========

Claims and claim expense ratio                                38.1%             45.0%         40.6%       34.9%         33.1%
Underwriting expense ratio                                     19.0              25.2          28.5        28.1          29.3
                                                          ---------         ---------     ---------   ---------     ---------
Combined ratio                                                57.1%             70.2%         69.1%       63.0%         62.4%
                                                          =========         =========     =========   =========     =========

Operating return on average shareholders' equity (3)          29.0%             17.8%         21.0%       19.8%         19.2%

Book value per common share (4)                             $ 21.39           $ 15.83       $ 11.91     $ 10.17        $ 9.43


(1) For 2002, operating income and the operating return on average shareholders' equity, as presented, exclude the impact of the $9.2 million cumulative effect of a change in an accounting principle. Including the cumulative effect of a change in accounting principle, operating income would have been $356.0 million, and operating return on average shareholders' equity would have been 28.3%.

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

(3) Operating income and operating return on average shareholders' equity exclude net realized gains (losses) on investments for 2002 of $8.8 million, 2001 - $18.1 million, 2000 - $(7.2) million, 1999 - $(15.7)
     million and 1998 - $(6.9) million. (Also see (1) and (2)).

(4) Book value per common share was computed by dividing total shareholders' equity by the number of outstanding common shares at year end.


--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
At December 31,
---------------
(in thousands, expect per share data and ratios)    2002                 2001              2000              1999          1998 (3)

Segment Information:
--------------------
Reinsurance
-----------
Gross premiums written                           $ 912,695             $ 451,364         $ 382,816        $ 282,345       $ 207,189
Net premiums written                               696,610               326,680           287,941          205,192         167,152
Income (1)                                         308,648               192,602           150,003          117,408         126,768

Claims and claims expense ratio                       37.3%                 46.8%             40.4%            32.7%           25.0%
Underwriting expense ratio                            16.5                  22.2              26.8             26.3            28.1
Combined ratio                                        53.8%                 69.0%             67.2%            59.0%           53.1%
                                                 =========             =========         =========        =========       =========

Individual Risk
---------------
Gross premiums written (2)                       $ 260,354              $ 49,957          $ 50,186         $ 68,960        $ 63,271
Net premiums written                               227,101                12,867             5,362            8,321          27,867
Income (loss) (1)                                   17,929                 2,673            (4,406)           8,926           4,288

Claims and claims expense ratio                       43.2%                -30.9%             47.0%            52.2%           72.1%
Underwriting expense ratio                            37.5                 149.7              98.1             42.9            37.1
                                                 ---------             ---------         ---------        ---------       ---------
Combined ratio                                        80.7%                118.8%            145.1%            95.1%          109.2%
                                                 =========             =========         =========        =========       =========

(1) Income (loss) for the Reinsurance and Individual Risk segments represents net underwriting income. Net underwriting income consists of net premiums earned less claims and claims expenses, acquisition costs and operational expenses.

(2)  Excludes $22.2 million of premium ceded to the Reinsurance segment.

(3) For 1998, the individual risk segment information of income and the claims/ claim expense ratio excludes the impact of the Stonington charge. Including the charge relating to Stonington, individual risk segment pre-tax income would have been a loss of $51.4 million and the claims and claim expense ratio would have been 200.0%.
     ---------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2002 compared with the years ended December 31, 2001 and December 31, 2000. The following also includes a discussion of our financial condition at December 31, 2002. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See "Note on Forward Looking Statements".

We utilize two non-GAAP measures, operating income and operating return on equity to measure our performance. We currently use these measures to evaluate the underlying fundamentals of our operations and believe them to be useful measures of our corporate performance. We define operating income as net income which excludes net realized gains and losses from the sale of investments and certain one-time adjustments. Realized gains and losses from the sale of investments are derived from the timing of the sale of investments and are not derived from our operating performance. Operating return on equity is calculated by dividing operating income by the average net book value of our common equity for the year.

In calculating operating income, we have also excluded a one-time charge occurring in 2002:

o In 2002, we adopted a new accounting pronouncement, SFAS 142 "Goodwill and Other Intangible Assets." During 2002, after completing our initial impairment review of our goodwill, we decided to reflect goodwill at zero value and record a write-off of $9.2 million. Therefore, we felt it was appropriate to exclude this charge from our calculation of operating income, because 1) this was associated with a one time adoption of a new accounting principle, and 2) we wrote off 100% of our balance of goodwill.

OVERVIEW

RenaissanceRe Holdings Ltd. was originally formed to provide reinsurance to cover the risk of natural and man-made catastrophes. We use sophisticated computer models to construct a superior portfolio of these coverages. Our disciplined underwriting approach, sophisticated risk models and management expertise have established us as a leader in the property catastrophe reinsurance business and led to consistent strong performance and growth for our Company.

Our principal business is property catastrophe reinsurance. Our subsidiary Renaissance Reinsurance is one of the world's premier providers of this coverage. Our coverages protect against large natural catastrophes, such as earthquakes and hurricanes, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' claims from a catastrophe exceed a certain retained amount. We use our advanced proprietary modeling and management systems to maximize our return on equity, subject to prudent risk constraints.

Recently, we have experienced substantial growth in premiums from specialty lines of reinsurance written by Renaissance Reinsurance, including such lines as catastrophe-exposed workers' compensation, surety, terrorism, property per risk, aviation and finite reinsurance. We refer to these premiums as "specialty reinsurance". During 2002 we more than tripled our gross written premiums from specialty reinsurance to $247.0 million from $77.5 million written in 2001.

We have also experienced substantial growth in our individual risk business written on an excess and surplus lines basis by Glencoe. We define our individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our individual risk segment currently provides insurance for commercial and homeowners catastrophe-exposed property business, and also provides reinsurance to other insureds on a quota share basis. We significantly increased the gross written premiums of our individual risk operations to $260.4 million, compared to $50.0 million in 2001.

In addition, we also manage property catastrophe reinsurance on behalf of two joint ventures. In 1999 we formed Top Layer Reinsurance Ltd. ("Top Layer Re") with State Farm to provide high layer coverage for non-U.S. risks. Renaissance Reinsurance and State Farm each own 50% of Top Layer Re. We formed DaVinci Reinsurance Ltd. ("DaVinci") in 2001 with State Farm and other private investors to write property catastrophe reinsurance side-by-side with Renaissance Reinsurance. We own a minority of DaVinci's outstanding equity but control a majority of its outstanding voting power, and accordingly, DaVinci's financial results are consolidated in our financial statements. We also previously acted as underwriting manager for OPCat, however in February 2002, OPCat's parent company, Overseas Partners Limited, decided to exit the reinsurance business, and we subsequently assumed the in-force book of business of OPCat. We act as the exclusive underwriting manager for these joint ventures in return for management fees and a profit participation (such fees earned from DaVinci are eliminated in consolidation). Together, these joint ventures wrote $261.0 million of premium in 2002, compared to $98.9 million in 2001. In total, as of December 31, 2002, Top Layer Re and DaVinci had access to approximately $4.6 billion of capital resources, which includes $3.9 billion of limit through reinsurance provided by State Farm.

We believe that our position as a leading property catastrophe reinsurance underwriter is reflected by the continued growth in the gross property catastrophe premiums written by Renaissance Reinsurance and our joint ventures (which, when combined, we refer to as "managed catastrophe premiums"). The total managed catastrophe premiums written on behalf of Renaissance Reinsurance and our joint ventures increased by 67% in 2002 to $738.8 million from $441.8 million in 2001.

The occurrence of the World Trade Center disaster in 2001 and the significant losses stemming from this event caused an imbalance in the supply and demand for reinsurance capacity. As a result of this increase in demand, we increased our reinsurance operations, both in our established property catastrophe line and in specialty reinsurance, and we also increased our individual risk operations written through Glencoe Insurance. Accordingly, during 2002 we more than doubled our gross written premiums to $1,173.0 million from $501.3 million of gross written premiums in 2001. Also, for the year ended December 31, 2002, our operating income available to common shareholders more than doubled to $365.2 million from $146.3 million for the year ended December 31, 2001. Operating income is net income excluding realized gains and losses on investments, and for 2002 operating income also excludes a $9.2 million write-off of goodwill. Our net income available to common shareholders also more than doubled during 2002 to $364.8 million from $164.4 million for the same period during 2001. During 2002 our total assets increased by $1.1 billion, or 41%, to $3.7 billion. At December 31, 2002, total shareholders' equity attributable to common shareholders was $1.5 billion and our book value per common share was $21.39, compared with $1.1 billion and $15.83 per share at December 31, 2001.

Because we write reinsurance and insurance which provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverage we offer to clients impacted by these events.

In addition to the reinsurance and insurance coverages discussed above, from time to time, we consider opportunistic diversification into new ventures, either through organic growth or the acquisition of other companies or books of business of other companies. We may explore opportunities in lines of insurance or reinsurance business in which we have limited experience, such as certain casualty coverages. If these opportunities come to fruition, they will present us with additional management and operational risks for which we will need to further develop our resources to effectively manage this expansion. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core reinsurance and individual risk operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For almost all property and casualty insurance and reinsurance companies, the most significant judgment made by management is the estimate of the claims and claim expense reserves. Claim reserves represent estimates, including actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially exceed or be materially less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation.

Adjustments to our prior year estimated claims reserves will impact our current year net income by increasing our net income if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income if the prior year estimated claims reserves prove to be insufficient. During the years ended December 31, 2002, 2001 and 2000, changes to prior year estimated claims reserves, had the following impact on our net income; during 2002, prior years estimated claims reserves were overstated by $2.0 million and accordingly, our net income was increased by $2.0 million; during 2001, prior years estimated claims reserves were overstated by $16.0 million, and our net income was increased by $16.0 million; and during 2000, prior years estimated claims reserves were deficient by $8.4 million, and our net income was decreased by $8.4 million. (Also see Financial Condition - Reserves for Claims and Claims Expenses).

For our property catastrophe reinsurance operations, we initially set our case reserves based on case reserves and other reserve estimates reported by insureds and ceding companies. We then add to these case reserves, our estimates for additional case reserves, and an estimate for incurred but not reported reserves ("IBNR"). These estimates are normally based upon our experience with similar claims, our knowledge of potential industry loss levels for each loss, and industry information which we gather and retain in our REMS(C) modeling system. Our estimates of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims.

In reserving for our individual risk and specialty reinsurance coverages we do not have the benefit of a significant amount of our own historical experience in these lines, and therefore we estimate our IBNR for our specialty reinsurance and individual risk coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique. It is common for insurance and reinsurance companies to utilize this method for lines of business where a company may have limited historical loss experience. The utilization of the Bornhuetter-Ferguson technique requires a company to estimate an ultimate claims and claim expense ratio for each line of business. We select our estimates of the ultimate claims and claim expense ratios by reviewing industry standards, and adjusting these standards based upon the coverages we offer and the terms of the coverages we offer.

All of our estimates are reviewed annually with an independent actuarial firm. We also review our assumptions and our methodologies on a quarterly basis. If we determine that our estimates need adjusting, such adjustments are recorded in the quarter in which they are identified. Although we believe we are cautious in our assumptions, and in the application of these methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. Adjustments to our loss reserves can impact current year net income by either increasing net income if the estimates of prior year loss reserves proves to be overstated or by decreasing net income if the estimates of prior year loss reserves proves to be insufficient. As of December 31, 2002, our estimated IBNR reserves were $462.9 million, and a 5% change in such IBNR reserves, would equate to a $23.1 million adjustment to claims and claim expenses incurred, which would represent 6.3% of our 2002 net income, and 1.4% of shareholders' equity as at December 31, 2002.

We incurred claims and claim expenses of $289.5 million, $149.9 million and $108.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our claims and claim expense reserves were $804.8 million, $572.9 million and $403.6 million at December 31, 2002, 2001 and 2000, respectively.

Other material judgments made by us are the estimates of potential impairments in asset valuations, particularly 1) potential uncollectible reinsurance recoverables; and 2) impairments in our deferred tax asset.

To estimate reinsurance recoverables which might be uncollectible, our senior managers evaluate the financial condition of our reinsurers, on a reinsurer by reinsurer basis, both before purchasing the reinsurance protection from them and after the occurrence of a significant catastrophic event. As of December 31, 2002, we have recoverables of $207.3 million and we have recorded a valuation allowance of $7.8 million, based on specific facts and circumstances evaluated by management. As of December 31, 2002, the majority of the $199.5 million of losses recoverable relate to outstanding claims reserves on our books, and in accordance with the terms of the policies, we generally must wait to collect from our reinsurers until we pay the underlying claims. We expect to fully collect the recorded net balance of the losses recoverable. There has been little change in our reinsurance recoverables or our valuation allowance at December 31, 2002 as compared to 2001 due to the relatively low level of catastrophe losses during 2002, the slowdown in payments of older claims, specifically claims resulting form the World Trade Center disaster, and the continued financial strength of our reinsurers.

In estimating impairments to our deferred tax asset, we analyze the businesses which generated the deferred tax asset, and the businesses that will potentially utilize the deferred tax asset. Our deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable of our U.S. operating subsidiaries. However, due to the limited opportunities in the U.S. primary insurance market, the U.S. insurance operations have not generated taxable income in the last few years. This calls into question the recoverability of the deferred tax asset. Although we retain the benefit of this asset through 2020, during 2002, 2001 and 2000 we recorded valuation allowances of $5.6 million, $14.0 million and $8.2 million, respectively. As of December 31, 2002, the gross balance of the deferred tax asset was $32.7 million and the net balance of the deferred tax asset was $4.0 million.

SUMMARY OF RESULTS OF OPERATIONS FOR 2002 AND 2001

A summary of the significant components of our revenues and expenses are as follows:

------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                2002             2001             2000
-----------------------

(in thousands)
Net underwriting income - Renaissance                                  $ 232,532        $ 100,655        $ 85,532
Net underwriting income - DaVinci                                         76,116                -               -
                                                                   --------------   --------------   -------------
     Total underwriting income Reinsurance (1)                           308,648          100,655          85,532
Net underwriting income (loss) - Individual Risk (1)                      17,929           (1,469)         (2,939)
Other income                                                              32,821           16,244          10,959
Net investment income                                                    104,098           75,156          77,868
Interest and preferred share dividends                                   (32,858)         (16,151)        (24,749)
Corporate expenses, taxes & other                                        (10,351)         (27,414)        (12,292)
Minority interest - DaVinci                                              (55,051)            (751)              -
                                                                   --------------   --------------   -------------
     Net operating income available to common shareholders (2)           365,236          146,270         134,379
Net realized gains (losses) on investments                                 8,765           18,096          (7,151)
Cumulative effect of a change in accounting principle                     (9,187)               -               -
                                                                   --------------   --------------   -------------
     Net income available to common shareholders                       $ 364,814        $ 164,366       $ 127,228
                                                                   ==============   ==============   =============

Operating income per common share - diluted                               $ 5.20           $ 2.34          $ 2.29
Net income per common share - diluted                                     $ 5.20           $ 2.63          $ 2.17

(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.

(2) Net operating income excludes realized gains and losses on investments and the cumulative effect of a change in accounting principle

-------------------------------------------------------------------------------

The $219.0 million increase in net operating income in 2002, compared to 2001, was primarily the result of the following items:

o a $131.9 million increase in underwriting income from our reinsurance operations due primarily to an increase in net earned premiums to $667.9 million from $325.2 million, primarily due to the market imbalances after the World Trade Center disaster which enabled us to increase our property catastrophe reinsurance premiums and more than triple our premiums from specialty reinsurance as discussed above. Also, in large part as a result of lower catastrophe losses during the year, our loss ratio decreased in 2002 to 38.1% compared with a loss ratio of 45.0% in 2001. The 2001 loss ratio was higher due to losses emanating from the World Trade Center disaster, plus

o the $76.1 million of underwriting income from the start-up of DaVinci during 2002, however after offsetting this with the $54.3 million increase related to the interests owned by other investors, the net increase to our net income was $21.8 million, plus

o a $19.4 million increase in underwriting income from our individual risk operations which resulted from the increase in our gross written premiums in our individual risk segment to $260.3 million in 2002 from $50.0 million in 2001, which was the result of the market imbalances as noted above, plus

o a $16.6 million increase in other income, which was primarily due to an increase of $12.7 million in income from our Top Layer Re joint venture, plus

o a $28.9 million increase in net investment income during the year, which was primarily due to the $785 million increase in our assets from our net capital raising activities in the second half of 2001 and the $935 million increase in our assets during 2002, primarily resulting from the $778 million of cash flows generated from our operating activities during 2002. The impact of the increase in available assets was partially offset by a reduction in investment returns due to lower interest rates, plus

o a $17.1 million reduction in corporate expenses, taxes and other, which was primarily due to the fact that in 2001 we decided to increase our valuation allowance on our deferred tax asset by $14.0 million as a result of further reductions of our U.S. based insurance, less

o a $16.7 million increase in interest and fixed charges, which are primarily the result of the issuance of $150 million of debt in July 2001, and the issuance of $150 million of our 8.1% Series A preference shares in November 2001.

The $11.9 million increase in net operating income in 2001, compared to 2000, was primarily the result of the following items:

o a $15.1 million increase in underwriting income from our reinsurance operations due primarily to an increase in net premiums earned of $64.1 million, in part offset by a $46.8 million increase in claims, plus

o an increase in fee income from our joint ventures of $8.2 million, primarily as a result of fees earned in 2001 on premiums written on behalf of our joint ventures in 2000, plus

o a reduction in interest and fixed charges of $8.6 million resulting primarily from the repayment of $200 million of outstanding bank loans in the fourth quarter of 2000, less

o an increase in tax expense during 2001 as a result of a $14.0 million increase to our valuation allowance on our deferred tax asset as a result of further reductions of our U.S. based insurance operations, less

o an increase in corporate expenses of $3.5 million primarily due to costs related to research and development initiatives conducted by us in 2001, less

o a decrease in investment income of $2.7 million primarily as a result of declining interest rates.

RESULTS OF OPERATIONS FOR 2002 AND 2001

The following is a discussion and analysis of our results of operations for the year ended December 31, 2002, compared to each of the years ended December 31, 2001, and 2000, and a discussion of our financial condition at December 31, 2002.

PREMIUMS

Gross Written Premiums

-------------------------------------------------------------------------------
Year ended December 31,               2002             2001           2000
(in thousands)
Cat Premium
     Renaissance                       $ 442,980       $373,896       $345,086
     DaVinci                             187,822              -              -
     Assumed from OPCat                   34,873              -              -
                                -----------------  -------------  -------------
          Total Cat Premium              665,675        373,896        345,086
Specialty Reinsurance                    247,020         77,468         37,730
                                -----------------  -------------  -------------
     Total Reinsurance                   912,695        451,364        382,816
Individual Risk Premium (1)              260,354         49,957         50,186
                                -----------------  -------------  -------------
Total gross written premiums         $ 1,173,049       $501,321       $433,002
                                =================  =============  =============

(1) Excludes $22 million of premium ceded to Renaissance Reinsurance and DaVinci in 2002.

-------------------------------------------------------------------------------

The increase in our property catastrophe premiums over the past two years is primarily due to an improving market following 1) the World Trade Center disaster in 2001 and 2) insured losses from nine significant worldwide catastrophic events in 1999: hail storms in Sydney, Australia; tornados in Oklahoma; Hurricane Floyd in the U.S.; Typhoon Bart in Japan; Turkish and Taiwanese earthquakes; Danish windstorm, Anatol; and the French windstorms, Lothar and Martin. Six of these events each resulted in over $1 billion of insured damages.

Because of these events, as with many large losses, two changes occurred: 1) many reinsurers recorded significant losses and were forced to, or chose to, withdraw their underwriting capacity from these regions, and 2) these losses raised the awareness of the severity of the losses which could impact these geographic locations. As a result of these factors, prices for reinsurance coverages in these and other geographic locations increased, in some cases significantly. Accordingly, our reinsurance premiums also increased, firstly from the increased prices on renewing policies and secondly by enabling us to write new business which was previously priced at an uneconomical rate of return. Also contributing to our increased written premiums in 2002 was the inception of DaVinci, which wrote $187.8 million of gross written premiums.

The factors that caused the improved market conditions in the property catastrophe market also contributed to improving market conditions in the lines of specialty reinsurance which we write and accordingly, we began writing an increased level of specialty reinsurance premiums in 2001 and, subsequent to the World Trade Center disaster, we significantly increased our participation in this market. We categorize our specialty reinsurance premiums as reinsurance coverages that are not specifically property catastrophe coverages. Examples of specialty lines of reinsurance premiums provided by us include catastrophe-exposed workers' compensation, surety, terrorism, property per risk, aviation and finite reinsurance. We expect specialty reinsurance written premiums be a significant contributor to our overall written premiums in 2003.

The market conditions that caused the improvements in the property catastrophe market and the specialty reinsurance market have also caused improvements in the individual risk market, and accordingly, during 2002 we significantly increased our premiums in the individual risk market. We define the individual risk market as underwriting that involves understanding the characteristics of the original underlying insurance policy. Our individual risk segment currently provides insurance for commercial and homeowners catastrophe-exposed property business, and also provides reinsurance to other insureds on a quota share basis. We expect individual risk written premiums to be a significant contributor to our overall written premiums in 2003.

GROSS PREMIUMS WRITTEN BY GEOGRAPHIC REGION

---------------------------------------------------------------------------------------
Years ended December 31,                 2002             2001                 2000
------------------------
(in thousands)

Property Catastrophe
     United States and Caribbean          $ 332,314       $ 180,305       $ 145,871
     Worldwide                              169,790          93,474          98,923
     Europe                                  86,461          20,414          22,071
     Worldwide (excluding U.S) (1)           56,628          45,111          60,382
     Other                                   18,354          22,433           9,559
     Australia and New Zealand                2,127          12,159           8,280
Specialty reinsurance (2)                   247,021          77,468          37,730
                                    ----------------  --------------   -------------
Total reinsurance                           912,695         451,364         382,816
Individual risk (3)                         260,354          49,957          50,186
                                    ----------------  --------------   -------------

Total gross premiums written            $ 1,173,049       $ 501,321       $ 433,002
                                    ================  ==============   =============


(1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2) The category Specialty Reinsurance consist of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.

(3) The category Individual Risk is made up of contracts that are primarily exposed to U.S. risks.
-------------------------------------------------------------------------------

CEDED REINSURANCE PREMIUMS

Ceded Premiums

-----------------------------------------------------------------------------------------------
Years ended December 31,                       2002            2001                 2000
------------------------
(in thousands)

Reinsurance                                   $ 218,072        $ 124,684        $ 94,875
Individual Risk (1)                              31,265           37,090          44,824
                                           -------------   --------------   -------------
Total gross written premiums ceded            $ 249,337        $ 161,774       $ 139,699
                                           =============   ==============   =============

(1) Excludes $22 million of premium ceded to Renaissance Reinsurance and DaVinci in 2002.

--------------------------------------------------------------------------------


Because of the potential volatility of the property catastrophe reinsurance business, we purchase reinsurance to reduce our exposure to large losses. We utilize our REMS(C) modeling system to evaluate how each purchase interacts with our portfolio of reinsurance contracts we write, and with the other ceded reinsurance contracts we purchase. During 2002 and 2001, we increased our purchases of reinsurance because we received a number of new opportunities to purchase reinsurance. Also affecting the increase in our 2002 ceded reinsurance premiums were placements of structured quota share reinsurance agreements for participations in our property catastrophe book of business. In accordance with these agreements we retain fees and have the right to receive profit commissions associated with these cessions. The fees and profit commissions are reflected as a reduction to operating expenses and acquisition expenses, respectively.

Although we would remain liable to the extent that any of our reinsurers fails to pay our claims, before placing reinsurance we evaluate the financial condition of our reinsurers. As of December 31, 2002, the majority of the $199.5 million of losses recoverable relate to outstanding claims reserves on our books, and in accordance with the terms of the policies, we generally must wait to collect from our reinsurers until we pay the underlying claims. We expect to fully collect the recorded net balance of the losses recoverable.

To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the potential volatility of our results.

UNDERWRITING RESULTS

The underwriting results of an insurance or reinsurance company are discussed frequently by reference to its loss ratio, expense ratio, and combined ratio. The loss ratio is the result of dividing claims and claim expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (acquisition costs and operational expenses) by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio.

The table below sets forth our net premiums earned, claims and claim expenses and underwriting expenses by segment and their corresponding claims, underwriting expense and combined ratios:

-------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                  2002              2001                    2000
------------------------
(in thousands)


Reinsurance net earned premiums - property catastrophe                     $ 462,471         $ 261,054         $ 225,907
Reinsurance net earned premiums - specialty                                  205,455            64,169            35,260
                                                                    -----------------  ----------------  ----------------
     Total reinsurance net earned premiums                                   667,926           325,223           261,167
Individual risk net earned premiums                                           92,979             7,842             6,514
                                                                    -----------------  ----------------  ----------------
     Total net earned premiums                                             $ 760,905         $ 333,065         $ 267,681
                                                                    =================  ================  ================

Reinsurance claims and claim expenses                                      $ 249,316         $ 152,341         $ 105,542
Individual risk claims and claim expenses                                     40,209            (2,424)            3,062
                                                                    -----------------  ----------------  ----------------
     Total claims and claim expenses                                       $ 289,525         $ 149,917         $ 108,604
                                                                    =================  ================  ================

Reinsurance underwriting expenses                                          $ 109,962          $ 72,227          $ 70,093
Individual risk underwriting expenses                                         34,841            11,735             6,391
                                                                    -----------------  ----------------  ----------------
     Total underwriting expenses                                           $ 144,803          $ 83,962          $ 76,484
                                                                    =================  ================  ================

Reinsurance net underwriting income                                        $ 308,648         $ 100,655          $ 85,532
Individual risk net underwriting income (loss)                                17,929            (1,469)           (2,939)
                                                                    -----------------  ----------------  ----------------
     Total net underwriting income                                         $ 326,577          $ 99,186          $ 82,593
                                                                    =================  ================  ================

Reinsurance claims and claim expenses ratio                                    37.3%             46.8%             40.4%
Individual risk claims and claim expenses ratio                                43.2%            -30.9%             47.0%
     Total claims and claim expenses ratio                                     38.1%             45.0%             40.6%

Reinsurance underwriting expenses ratio                                        16.5%             22.2%             26.8%
Individual risk underwriting expenses ratio                                    37.5%            149.6%             98.1%
     Total underwriting expenses ratio                                         19.0%             25.2%             28.5%

Reinsurance combined ratio                                                     53.8%             69.0%             67.2%
Individual risk combined ratio                                                 80.7%            118.7%            145.1%
     Total combined ratio                                                      57.1%             70.2%             69.1%
-------------------------------------------------------------------------------------------------------------------------


The increase in our 2002 net underwriting income from our reinsurance segment was primarily the result of three factors: 1) the low level of property catastrophe losses during 2002; 2) the increase in our net reinsurance premiums earned during 2002, as a result of our increase in gross written property catastrophe premiums and specialty reinsurance premiums (See "Premiums" above); and 3) the inception of DaVinci's operations during 2002. Losses from our property catastrophe reinsurance policies can be infrequent, but severe; however, during periods with benign property catastrophe loss activity, such as 2002, we have the potential to produce an unusually low level of losses and a related increase in underwriting income. Although this occurred during 2002, there can be no guarantee that this reduced level of losses will continue in 2003 or beyond.

Also during 2002, as discussed in the "Premiums" section above, we significantly increased our specialty reinsurance premiums written. Although specialty reinsurance premiums will normally produce higher claims and claim expenses than the property catastrophe reinsurance business, the reduction in our losses resulting from the low level of catastrophe losses during 2002 more than offset the increased normal loss activity arising from our specialty reinsurance premiums.

The increase in our 2002 net underwriting income from our individual risk segment was primarily the result of the growth in premiums in 2002 compared with 2001 (See "Premiums" above), and a reduction of the proportion of this business that was ceded to third parties.

Our claims and claim expenses also benefited from our purchase of reinsurance protection as we recorded reinsurance recoveries of $63.0 million, $160.4 million and $52.0 million during fiscal years 2002, 2001 and 2000, respectively. Although there can be no assurance that our net claims and claim expenses will continue to benefit from the purchase of reinsurance, we will continue to seek to purchase reinsurance protection to the extent that appropriately priced coverage is available.

Our underwriting expenses consist of acquisition costs and operational expenses. Acquisition costs consist of costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition costs are driven by contract terms and are normally a set percentage of premiums. Operational expenses consist of salaries and other general and administrative expenses. Our reinsurance business operates with a limited number of employees and we are able to grow our written premiums without proportionally increasing our operating costs. As our premiums increase, we expect that our operating costs will tend to increase to a lesser extent and since our acquisition costs are based on a percentage of the premiums earned, these costs will fluctuate in line with the fluctuation in premiums. Therefore, in total, as our premiums increase, we would expect that our expense ratio would decrease, as was the case in 2002 and 2001. Recently, we have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition costs or operating expenses and accordingly these fees have also contributed to the reduction in our expense ratio.

Although industry wide insurance losses were the highest in history during 2001, we recorded increases in net underwriting profit, cash flows from operations, earnings per share and book value per share. We attribute our performance to our disciplined underwriting approach, the experience of our underwriters, and the advantage afforded by our sophisticated risk models.

During 2001 and 2000, the majority of the premiums written in the individual risk segment were ceded to other reinsurers and as a result, net earned premiums from the individual risk operations were relatively minor. Based on this reduced level of net earned premiums, relatively modest increases or decreases to net written premiums, claims and claim expenses incurred, acquisition costs or operating expenses can cause, and did cause, unusual fluctuations in the claims and claim expenses ratio and the underwriting expense ratio of such individual risk operations.


NET INVESTMENT INCOME
--------------------------------------------------------------------------------

     Year ended December 31,          2002              2001              2000
     -----------------------
     (in thousands)                $104,098          $ 75,156          $ 77,868
--------------------------------------------------------------------------------

Because a majority of our coverages provide protection from damages resulting from natural and man-made catastrophes, it is possible that we could become liable for a significant amount of losses on short-term notice. Accordingly we have structured our investment portfolio to preserve capital and provide us with a high level of liquidity, which means that the large majority of our investment portfolio contains investments in marketable fixed income securities, such as U.S. Government bonds, corporate bonds and mortgage backed and asset backed securities.

As a result of the declining interest rate environment during 2002, the average yield on our portfolio fell to 3.09% as of December 31, 2002 from 4.2% as of December 31, 2001. As yields on our portfolio decrease, our interest income will also decrease. However, the decline in interest rates during 2002 was offset by our significant growth in invested assets during the year, which was primarily due to our strong cash flows from operations. Also, in the latter half of 2001, we raised a net $785 million from financing activities, which was available to us for investment purposes for the full year of 2002 (See "Financial Condition - Capital Resources").

During 2001, as a result of the declining interest rate environment, the average yield on our portfolio fell from 6.8% as of December 31, 2000 to 4.2% as of December 31, 2001, which caused a reduction in our investment income. The decline in our investment income during 2001 to $75.1 million from $77.9 million during 2000 would have been greater, except that offsetting the impact of the decreased yields were our strong cash flows from operations of $341 million and our capital raising activities in the latter half of 2001, as noted above.

OTHER INCOME

--------------------------------------------------------------------------------------------------------------------

     Year ended December 31,                                          2002          2001          2000
     -----------------------
     (in thousands)
     Cat business - Fee Income                                       $ 3,882       $ 8,643       $ 2,382
     Cat business - Equity earnings - Top Layer Re                    22,339         9,663         7,433
     Other items                                                       6,600        (2,062)        1,144
                                                                   ----------   -----------    ----------
          Total                                                     $ 32,821      $ 16,244      $ 10,959
                                                                   ==========   ===========    ==========
--------------------------------------------------------------------------------------------------------------------

As discussed previously, in 1999 we began to manage property catastrophe books of business for the Top Layer Re and OPCat joint ventures and in return for managing these joint ventures, we receive fees, profit commissions and/or an equity participation in these ventures.

During 2002, our fee income decreased primarily as a result of the reduced level of fees received from OPCat, as a result of the decision by OPCat's parent company, Overseas Partners Limited, to exit the reinsurance business. During 2002 our equity earnings from Top Layer Re increased as a result of the increase in premiums written by Top Layer Re and the resultant increase in Top Layer Re's net income.

The balance of the other items in other income increased primarily due to profits of $7.2 million on derivative instruments under which losses or recoveries are triggered by an industry loss index or geological or physical variables (2001 - a loss of $4.6 million).

During 2001, we formed DaVinci, in which we currently own 25% of the outstanding equity. However, we own a majority of DaVinci's outstanding voting rights and its results are consolidated in our financial statements. Accordingly, our income from this joint venture is not reflected in other income; rather, our profit participation and equity participation in DaVinci are recorded primarily through underwriting income and investment income, partially offset by an increase in minority interest for the 75% of DaVinci owned by third parties. Also, as discussed in Ceded Premiums, we have entered into certain placements of structured quota share reinsurance agreements for participations in our property catastrophe book of business. In accordance with these agreements we retain fees and have the right to receive profit commissions associated with these cessions. We record these fees and profit commissions as a reduction in acquisition costs and operating expenses. If we were to record DaVinci on the equity method of accounting, and if we were to record our fees from the quota share relationships in other income, our pro-forma other income from all of these relationships would be as follows:

--------------------------------------------------------------------------------------------------------------------

     Year ended December 31,                                             2002             2001               2000
     -----------------------
     (in thousands)
     Cat business - Fee Income                                         $ 54,071          $ 17,516           $ 7,577
     Cat business - Equity earnings - Top Layer Re, DaVinci              52,110             9,663             7,433
     Other items                                                          6,600            (1,813)            1,144
                                                                   -------------  ----------------  ----------------
          Total                                                        $112,781          $ 25,366          $ 16,154
                                                                   =============  ================  ================

--------------------------------------------------------------------------------------------------------------------

CORPORATE EXPENSES
-------------------------------------------------------------------------------

     Year ended December 31,          2002            2001              2000
     -----------------------
     (in thousands)               $ 14,327          $ 11,485           $ 8,022
--------------------------------------------------------------------------------


Corporate expenses incurred include expenses related to legal and certain consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company. The increase in corporate expenses during 2002 primarily related to an increase in legal costs of $1.9 million and costs of $1.2 million related to accelerated vesting of equity compensation. The majority of the increase in corporate expenses in 2001 primarily related to costs related to research and development initiatives conducted by us in 2001.

INTEREST AND PREFERRED SHARE DIVIDENDS

---------------------------------------------------------------------------------------------------------------
Year ended December 31,                                            2002             2001              2000
-----------------------
(in thousands)
Interest - Revolving Credit Facilities                              $ 2,569           $ 2,378         $  17,167
Interest - $150 million 7% Senior Notes                              10,500             4,871                 -
Dividends - $87.6 million Capital Securities                          7,605             7,484             7,582
Dividends - $150 million 8.1% Series A - Preference Shares           12,184             1,418                 -
                                                                ------------   ---------------   ---------------
Total Interest and Preferred Share Dividends                       $ 32,858           $16,151         $  24,749
                                                                ============   ===============   ===============

----------------------------------------------------------------------------------------------------------------

Our interest payments and preferred dividends increased during 2002, primarily as a result of the timing of our capital raising activities, which occurred in the latter half of 2001. Accordingly, during 2002, the balance of the 7.0% Senior Notes and the 8.1% Series A Preference Shares were outstanding for the entire year, and we incurred a full year of charges related to these securities as compared to a partial year of charges during 2001.

In January and February of 2003, we raised an additional $200 million from the issuance of $100 million in 5.875% Senior Notes and $100 million in 7.3% Series B Preference Shares, respectively, and as a result we expect our interest and preferred share dividends to increase during 2003 as compared with 2002.

INCOME TAX EXPENSE (BENEFIT)
--------------------------------------------------------------------------------

Year ended December 31,        2002             2001              2000
-----------------------
(in thousands)               $ (115)         $ 14,262           $ 4,648

--------------------------------------------------------------------------------

During 2002 we chose to write a limited amount of business in our U.S. operations, and, therefore, our U.S. net income was minimal and the related tax impact for 2002 was also minimal

During 2001 and 2000, we also had little or no net income in the U.S., however, as of December 31, 2001 we had accumulated a $26.9 million deferred tax asset. As a result of the limited number of attractive opportunities in the U.S. primary insurance market, our U.S. insurance operations did not generate taxable income during those years, which called into question the recoverability of the $26.9 million deferred tax asset. Although we retain the benefit of this asset through 2020, during 2002, 2001 and 2000 we decided to increase our valuation allowance by $5.6 million, $14.0 million and $8.2 million, respectively. As of December 31, 2002, the gross and net balance of the deferred tax asset was $32.7 million and $4.0 million, respectively.

We currently plan to increase the business written by our U.S. insurance subsidiaries. If, as a result, our U.S. operations begin to generate taxable income, the appropriateness of the valuation allowance will be reassessed and, accordingly, any potential profits from our U.S. operations would possibly not have a corresponding offset for tax expenses, up to the $27.7 million valuation allowance recorded as of December 31, 2002.

REALIZED GAINS/(LOSSES)

--------------------------------------------------------------------------------

Year ended December 31,               2002             2001              2000
-----------------------
(in thousands)                      $ 8,765          $ 18,096          $ (7,151)

--------------------------------------------------------------------------------

Because our investment portfolio is structured to preserve capital and provide us with a high level of liquidity, a large majority of our investments are in the fixed income markets and, therefore, our realized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore as interest rates decline, as occurred in 2002 and 2001, we will tend to have realized gains from the turnover of our investment portfolio, and as interest rates increase, as was the case in 2000, we will tend to have realized losses from the turnover of our investment portfolio, although such correlation for realized gains (losses) on sales of investments can be reduced depending on which specific securities we choose to sell.

The amount of the realized gains or realized losses that will be recorded in the future will be dependent upon the level of our investments, the changes in the interest rate environment and how quickly or slowly we choose to turn over our investment portfolio. A larger investment portfolio, greater fluctuations in the interest rate environment, and turning over an investment portfolio quickly, will affect the magnitude of realized gains or realized losses.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets." In the second quarter of 2002, the Company completed its initial impairment review in compliance with the transition provisions of SFAS 142 and, as a result, the Company decided to record goodwill at zero value, the low end of an estimated range of values, and wrote off the balance of its goodwill during the second quarter of 2002, which totaled $9.2 million. In accordance with the provisions of SFAS 142, this is required to be recorded as a cumulative effect of a change in accounting principle in the consolidated statement of income and is required to be recorded retroactive to January 1, 2002.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At December 31, 2002, the statutory capital and surplus of our Bermuda insurance subsidiaries was $1,974.6 million, and the amount of capital and surplus required to be maintained was $414.7 million. Our U.S. subsidiaries are also required to maintain certain measures of solvency and liquidity. At December 31, 2002, the statutory capital and surplus of our U.S. subsidiaries was $25.4 million and the amount of capital and surplus required to be maintained was $9.0 million. During 2002, Renaissance Reinsurance and DaVinci declared aggregate cash dividends to us of $224.3 million and $3.5 million, respectively, compared with $147.1 million and $0.7 million, respectively, in 2001.

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

CASH FLOWS

Cash flows from operating activities for 2002 were $778.4 million, which principally consisted of net income of $377.0 million, plus $231.2 million for increases to net reserves for claims and claim expenses, plus $186.1 million for increases in reserves for unearned premiums. Our 2002 cash flows from operations were primarily utilized to invest in fixed income securities.

We have generated cash flows from operations in 2002, 2001 and 2000 significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance or individual risk segments, we will consider using such capital to invest in new opportunities.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES FOR CLAIMS AND CLAIMS EXPENSES

As discussed in the Summary of Critical Accounting Policies and Estimates, for insurance and reinsurance companies, the most significant judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, we believe that our ultimate payments will vary, possibly materially, from our initial estimate of reserves.

A large portion of our coverages provide protection from natural and man-made catastrophes which are generally infrequent, but can be significant, such as losses from hurricanes and earthquakes. Because loss events to which we are exposed can be characterized by low frequency but high severity, our claims and claim expense reserves will normally fluctuate, sometimes materially, based upon the occurrence of a significant natural or man-made catastrophic loss for which we provide reinsurance. Our claims reserves will also fluctuate based on the payments we make for these large loss events. The timing of our payments on loss events can be affected by the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers.

During 2002 we increased our specialty reinsurance and individual risk gross written premiums (See - "Premiums"). The addition of these lines of business adds additional uncertainty to our claims reserving process and our claims reserve estimates as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

For our reinsurance and individual risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of losses incurred but not reported ("IBNR") to us. Our case reserve and our estimates for IBNR reserves are based on 1) claims reports from insureds, 2) our underwriters' experience in setting claims reserves, 3) the use of computer models where applicable and 4) historical industry claims experience. Where necessary we will also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. As of December 31, 2002, 2001 and 2000, included in our claims and claim expense reserves were IBNR reserves of $462.9 million, $286.7 million and $228.8 million, respectively.

CAPITAL RESOURCES

Our total capital resources at December 31, 2002 and 2001 were as follows:

-----------------------------------------------------------------------------
Years ended December 31,                             2002        2001
------------------------
(in thousands)

Common shareholders' equity                        $ 1,492,035   $ 1,075,024
8.1% Series A preference shares                        150,000       150,000
                                                ---------------  ------------
Total shareholders' equity                           1,642,035     1,225,024
7% senior notes                                        150,000       150,000
8.54% capital securities                                84,630        87,630
DaVinci revolving credit facility - borrowed           100,000             -
Revolving credit facility - unborrowed                 310,000       310,000
Revolving credit facility - borrowed                         -             -
Term and revolving loan facility                        25,000        33,500
                                                ---------------  ------------

Total capital resources                            $ 2,311,665   $ 1,806,154
                                                ===============  ============
--------------------------------------------------------------------------------


During 2002, our capital resources increased primarily as a result of three items: 1) our net income of $364.8 million; 2) an increase in unrealized gains on our investment portfolio to $95.2 million ($16.3 million as of December 31, 2001), $36.1 million of which related to our investment in Platinum (See Investments); and 3) the borrowing of the full $100 million available under DaVinci's revolving credit facility.

On April 19, 2002, DaVinci entered into a credit agreement providing for a $100 million committed revolving credit facility. On May 10, 2002, DaVinci borrowed the full $100 million available under this facility to repay $100 million of bridge financing provided by RenaissanceRe. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinci under this facility. Pursuant to the terms of the $310.0 million facility maintained by RenaissanceRe, a default by DaVinci in its obligations will not result in a default under the RenaissanceRe facility.

Although we own a minority of the economic interest of DaVinci, we control a majority of its outstanding voting rights and, accordingly, DaVinci is consolidated in our financial statements; as a result, the replacement of $100 million of debt from RenaissanceRe with $100 million of debt from a third party has caused our reported consolidated debt to increase by $100 million. As of December 31, 2002, the full amount was outstanding under this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.63% during 2002. The credit agreement contains certain covenants requiring DaVinci to maintain a debt to capital ratio of 30% or below and a minimum net worth of $230 million. As at December 31, 2002, DaVinci was in compliance with the covenants of this agreement.

With the increased opportunities to grow our business, we also decided to materially increase our capital resources through the following activities:

     1. In October 2001, we issued 2.5 million common shares for net proceeds of $233 million.

     2. In November 2001, we raised $145 million in net proceeds through the issuance of 6,000,000 $1.00 par value Series A Preference Shares at $25.00 per share. The shares are non-convertible and may be redeemed at $25.00 per share on or after November 19, 2006. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 8.1% when, if, and as, declared by our Board of Directors. Under certain circumstances, such as amalgamations and changes to Bermuda law requiring approval of the holders of our preference shares to vote as a single class, we may redeem the shares prior to November 19, 2006 at $26.00 per share. The preference shares have no stated maturity and are not convertible into any of our other securities.

     3. In July 2001 we issued $150 million of 7% Senior Notes due July 2008. We used a portion of the proceeds to repay $16.5 million of outstanding amounts under our $310 million revolving credit and term loan agreement. We can redeem the notes prior to maturity subject to payment of a "make-whole" premium; however, we currently have no intentions of calling the notes. The notes, which are senior obligations, pay interest semi-annually and contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries.

In October 2001 we formed DaVinci, and raised $300 million of outside capital ($275 million as of December 31, 2001). We also utilized $200 million of our own capital in the formation of DaVinci when we contributed $100 million as equity and provided $100 million as bridge financing. The bridge financing was repaid in May 2002 when DaVinci entered into a revolving credit facility, as noted above.

Also, in conjunction with market opportunities, as of December 31, 2002 we increased the capital of Renaissance Reinsurance to $1.1 billion and increased the capital of Glencoe to $325 million.

We maintain a revolving credit and term loan agreement with a syndicate of commercial banks. There was no outstanding balance as of December 31, 2002 and 2001. During the third quarter of 2001, we repaid our borrowings of $16.5 million on this facility. Interest rates on the facility are based on a spread above LIBOR and averaged 5.45% during 2001. If we were to borrow under this agreement, the agreement contains certain financial covenants including requirements that consolidated debt to capital does not exceed a ratio of 0.35:1; consolidated net worth must exceed the greater of $175.0 million or 125% of consolidated debt; and 80% of invested assets must be rated BBB- by S&P or Baa3 by Moody's Investor Service or better.

Our subsidiary, Renaissance U.S. Holdings ("Renaissance U.S."), has a $10.0 million term loan and $15.0 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 2.35% during 2002, compared to 4.71% during 2001. The related agreements contain certain financial covenants, including a covenant that RenaissanceRe, as principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan and revolving credit facility has a mandatory repayment provision of $25 million in June 2003. During 2002, Renaissance U.S. repaid the third installment of $8.5 million in accordance with the terms of the loan. Renaissance U.S. was in compliance with all the covenants of this term loan and revolving loan facility as at December 31, 2002.

Our subsidiary, RenaissanceRe Capital Trust has issued capital securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2002, RenaissanceRe repurchased $3.0 million of the Capital Securities. No Capital Securities were repurchased in 2001. RenaissanceRe has repurchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Trust consists of our junior subordinated debentures in an amount equal to the outstanding capital securities. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at December 31, 2002. The capital trust securities mature on March 1, 2027. Generally Accepted Accounting

Principles do not allow these securities to be classified as a component of shareholders' equity, therefore, they are recorded as minority interest.

Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. At December 31, 2002, we had outstanding letters of credit aggregating $223.1 million, compared to $125.8 million in 2001. Also, in connection with our Top Layer Re joint venture we have committed $37.5 million of collateral to support a letter of credit.

Our principal facility is a $385 million secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd., or "RIHL." Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain) RIHL shares issued to it with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries also have the option to post alternative forms of collateral. In addition, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares at least equal to 15% of its facility usage, and in the aggregate total unpledged RIHL shares must be maintained at least equal to 15% of all of the outstanding RIHL shares, for liquidity purposes, in addition to those pledged to support the facility. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders are granted broad enforcement powers under the facility agreements, in accordance with and subject to its terms. Upon the occurance of certain events (including events of default) specified in the facility, the collateral agent acting on behalf of the lenders is permitted to redeem pledged shares and convert the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders.

In order to encourage employee ownership of common shares, we have guaranteed certain loan and pledge agreements between certain employees and Bank of America, Illinois ("BofA"). Pursuant to the terms of this employee credit facility, BofA has agreed to loan the participating employees up to an aggregate of $25.0 million. The balance outstanding at December 31, 2002 was $22.9 million, compared to $24.1 million in 2001. Each loan under this employee credit facility is required to be initially collateralized by the respective participating employee with common shares or other collateral acceptable to BofA. If the value of the collateral provided by a participating employee subsequently decreases, the participating employee is required to contribute additional collateral in the amount of such deficiency, failing which BofA can accelerate the loan and liquidate the remaining collateral. Loans under this employee credit facility are otherwise non-recourse to the participating employees. Given the level of collateral, we do not presently anticipate that we will be required to honor any guarantees under the employee credit facility, although there can be no assurance that we will not be so required in the future. No further loans or draws will be made under this facility. We anticipate the repayment of these loans and the subsequent closure of this facility prior to December 31, 2003.

In January 2003, we issued $100 million of 5.875% Senior Notes due February 15, 2013. The proceeds will be used for general corporate purposes. Interest on the notes is payable on February 15 and August 15 of each year, commencing August 15, 2003. The notes can be redeemed by us prior to maturity subject to payment of a "make-whole" premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries.

In February 2003, we issued 4,000,000 Series B preference shares at $25 per share. The shares may be redeemed at $25 per share at our option on or after February 4, 2008. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 7.30%, commencing June 1, 2003 when, if, and as declared by the Board of Directors. If we submit a proposal to our shareholders concerning an amalgamation or submit any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of our preference shares to vote as a single class, we may redeem the shares prior to February 4, 2008 at $26 per share. The preference shares have no stated maturity and are not convertible into any other of our securities.

SHAREHOLDERS' EQUITY

During 2002, shareholders' equity increased by $417 million to $1.6 billion as of December 31, 2002, from $1.2 billion as of December 31, 2001. The significant components of the change in shareholders' equity included net income from continuing operations of $364.8 million and an increase in our unrealized gains on investments available for sale of $78.9 million, offset by dividends to common and preference shareholders of $51.2 million.

From time to time, we have returned capital to our shareholders through share repurchase programs. The value of the remaining shares authorized under the repurchase programs is $27.1 million. No shares were repurchased during

2002 or 2001. In the future, we may purchase shares under our current authorization, or increase the size of our program. Any such determination will be subject to market conditions and numerous other factors. Under Bermuda law, RenaissanceRe common shares repurchased are normally cancelled and retired.

INVESTMENTS

At December 31, 2002, we held cash and investments totaling $3.1 billion, compared to $2.2 billion in 2001.

The table below shows the aggregate amounts of our invested assets:

-------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                           2002                2001              2000
------------------------
(in thousands)

Fixed maturities available for sale, at fair value                $ 2,221,109         $ 1,282,483        $ 928,102
Short-term investments, at cost                                       570,497             733,925                -
Other investments                                                     129,918              38,307           22,443
Equity investments in reinsurance company, at fair value              120,288                   -                -
Cash and cash equivalents                                              87,067             139,715          124,331
                                                              ----------------    ----------------   --------------
          Total                                                   $ 3,128,879         $ 2,194,430       $1,074,876
                                                              ================    ================   ==============

-------------------------------------------------------------------------------------------------------------------

The $934.5 million growth in our portfolio of invested assets for the year ended December 31, 2002 resulted primarily from net cash provided by operating activities of $778.4 million, an addition of $100 million in debt by DaVinci and the increase in the net unrealized appreciation on the available for sale investment portfolio of $78.9 million.

The equity investment in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum Underwriters Holdings, Ltd. ("Platinum") in a private placement transaction. In addition, we received a ten-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares for an aggregate price of $84.2 million. As at December 31, 2002, we own 9.2% of Platinum's outstanding common shares. We have recorded our investment in Platinum at fair value, and at December 31, 2002 the aggregate fair value was $120.3 million. The aggregate unrealized gain of $36.1 million on the Platinum investment is included in accumulated other comprehensive income, of which $15.9 million represents our estimate of the value of the warrants.

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

Alternative Investments
-----------------------

Included in other investments are investments in hedge funds and a fund invested in bank loans of $81.8 million (2001 - $28.4 million) and private equity funds of $14.6 million (2001 - $4.9 million) (collectively "Investment Funds"). Fair values for our investments in such Investment Funds are established on the basis of the net valuation criteria established by the managers of such Investment Funds. These net valuations are determined based upon the valuation criteria established by the governing documents of such Investment Funds. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares of the Investment Funds. Realized and unrealized gains and losses on Investment Funds are included as a component of net investment income.

We have committed capital to private equity funds of $54.0 million, of which $14.4 million has been contributed as at December 31, 2002.

Our current investment guidelines call for the invested asset portfolio, which includes investments available for sale and short term investments, to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At December 31, 2002, our invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.25 years and an average yield to maturity of 3.09%.

CATASTROPHE LINKED INSTRUMENTS

We have assumed risk through catastrophe and derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During 2002, 2001 and 2000 we recorded income or recoveries on non-indemnity catastrophe index transactions of $7.2 million, a loss of $4.6 million and nil, respectively. We report these recoveries in other income. We cannot provide assurances that this performance will continue.

MARKET SENSITIVE INSTRUMENTS

Our investment portfolio includes investments whose market values will fluctuate with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.25%, which equated to a decrease in market value of approximately $62.8 million on a portfolio valued at $2,791.6 million at December 31, 2002. At December 31, 2001, the decrease in total return would have been 1.9%, which equated to a decrease in market value of approximately $41.0 million on a portfolio valued at $2,156.1 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

CURRENCY

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements.

Our current foreign currency policy is to hold foreign currency assets, including cash and receivables, that approximate the net monetary foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. All changes in the exchange rates are recognized currently in our statement of income. When necessary we will seek to hedge our exposure to foreign currency transactions through the use of options, swaps and/or forward contracts. As of December 31, 2002, we did not have any outstanding options, swaps or forward contracts related to foreign currency exposure.

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

OFF BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of December 31, 2002, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a)(4) of Regulation S-K.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets." See Results of Operations - Cumulative Effect of a Change in Accounting Principle - Goodwill, above.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and provides transitional disclosure requirements. For the years ended December 31, 2002 and for the prior years, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock compensation. Effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of SFAS 123 for all stock-based employee compensation granted, modified or settled after January 1, 2003. Under the fair value recognition provisions of SFAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the vesting period.

In accordance with the transitional disclosure provisions of SFAS 148, the following table sets out the effect on the Company's net income and earnings per share for all reported periods had the compensation cost been calculated based upon the fair value method recommended in SFAS 123:

-----------------------------------------------------------------------------------------------------------------
Year ended December 31,
-----------------------
(in thousands of U.S. dollars except share and per share data)             2002           2001           2000
                                                                         -------       ----------     ---------


Net income, as reported                                                  $364,814       $ 164,366      $ 127,228
add: stock-based employee compensation cost included in
     determination of net income                                            8,243           6,387          5,347
less: fair value compensation cost under SFAS 123                          22,307          21,942         23,175
                                                                         --------       ---------      ---------

Pro forma net income                                                     $350,750       $ 148,811      $ 109,400
                                                                         ========       =========      =========

Earnings per share
              Basic - as reported                                          $ 5.40          $ 2.76         $ 2.23
              Basic - pro forma                                            $ 5.19          $ 2.50         $ 1.92

              Diluted - as reported                                        $ 5.20          $ 2.63         $ 2.17
              Diluted - pro forma                                          $ 5.00          $ 2.39         $ 1.86
-----------------------------------------------------------------------------------------------------------------


CURRENT OUTLOOK

We believe that there has been a significant dislocation in the insurance and reinsurance markets, due primarily to:

o the increase in demand for insurance and reinsurance protection, and the withdrawal in supply, as a result of the substantial losses stemming from the World Trade Center disaster;

o substantial increases in prior years loss reserves stemming from asbestos related claims and an increase in losses from other casualty coverages written in the late 1990's and 2000; and

o significant reductions in shareholders' equity of many insurance and reinsurance companies due to the decline in the global equity markets.

Based on the factors above, the financial strength ratings of various insurance and reinsurance companies were reduced during late 2001 and during 2002. Because of these and other factors, we believe that the property catastrophe reinsurance market, the specialty reinsurance market, and the individual risk markets in which we participate, will continue to display strong fundamentals and will provide us with growth opportunities during 2003. Also, because we experienced relatively limited net losses from the World Trade Center disaster and the other events noted above, we believe that we are well positioned to take advantage of these and other potential opportunities during 2003.

Subsequent to the World Trade Center disaster, a substantial amount of capital entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures. Currently, we do not believe that the new capital has offset the widespread underwriting and investment losses sufficiently to cause significant adverse changes to the prevailing pricing structure in the property catastrophe reinsurance market. However, it is possible that the new capital in the market, an environment with continued light catastrophe losses, or other factors could cause a reduction in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would plan to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings from this portion of our business.

The growth in our premiums from the specialty reinsurance and individual risk markets presents us with added operational and management risks for which our historical experience is limited. Accordingly, we plan to continue to expand and enhance our underwriting, risk management and operational capabilities in our specialty reinsurance and individual risk operations to help control the risks associated with these businesses.

We also believe that some of our future opportunities may arise in other lines of business in which we have limited experience, such as certain casualty coverages. If these opportunities come to fruition, they will present us with additional management and operational risks for which we would need to further develop our resources.

The World Trade Center disaster has caused insurers and reinsurers to seek to limit their potential exposures to losses from terrorism attacks. We often exclude losses from terrorism in the reinsurance coverages that we write, however, we have offered specific coverage for certain terrorism or terrorism related events and, accordingly, we do have potential exposures to this risk. Also, our subsidiary, Glencoe Insurance Ltd., in accordance with recently passed legislation in the United States, is required to offer terrorism insurance to the majority of its customers. Currently the take up rate by Glencoe's customers has approximated 2%, however, we can not be certain on what the future take up rates by Glencoe's clients will be. We continue to monitor our aggregate exposure to terrorist attacks.

The cost of our reinsurance protection may increase during 2003. If prices rise to levels at which we believe the purchase of reinsurance protection would become uneconomical, we may retain a greater level of net risk in certain geographic regions or for certain classes of risk. However, depending on market conditions, it is also possible that we will have increased opportunities to purchase reinsurance, resulting in increased levels of ceded premium. In order to obtain longer-term retrocessional capacity, we have entered into multi-year contracts with respect to a portion of our portfolio. We have also begun to enter into quota share type reinsurance relationships from which we generate fees and profit commissions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information with regard to Quantitative and Qualitative Disclosures About Market Risk is contained on page 60 of this Form 10-K under the caption "Market Sensitive Instruments."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15(a) of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF RENAISSANCERE

The information with respect to our directors and officers contained under the captions "Directors and Executive Officers of the Company" and "Proposal 1" in our Definitive Proxy Statement in respect of our 2003 Annual General Meeting of Shareholders (the "Proxy Statement") is incorporated in this Annual Report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information with respect to executive compensation contained under the subcaption "Executive Officer and Director Compensation" in our Proxy Statement is incorporated in this Annual Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

ITEM 14.  CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls: We have designed various controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, the "Exchange Act") to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this Annual Report, is captured, processed, summarized and reported on a timely and accurate basis. Our disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal controls and procedures for financial reporting are likewise designed with the objective of providing reasonable assurance that (1) transactions are properly authorized;
(2) our corporate assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported.

Limitations on the effectiveness of controls: Our Board of Directors and management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, we believe that the design of any prudent control system must reflect appropriate resource constraints, such that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, there can be no absolute assurance that all control issues and instances of fraud, if any, applicable to us have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some individuals, by collusion of more than one person, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation: An evaluation was performed within the 90-day period prior to the filing of this Report under the supervision and with the participation of the Company's management, including our Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements and Exhibits.

1. The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Report.

2. The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3.1    Memorandum of Association.*

3.2    Amended and Restated Bye-Laws.++++++

3.3    Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.++

4.1    Specimen Common Share certificate.*

10.1   RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.2 Fifth Amended and Restated Employment Agreement, dated as of November 8, 2002, between RenaissanceRe Holdings Ltd. and James N. Stanard.

10.3 Amended and Restated Employment Agreement, dated as of November 8, 2002, between RenaissanceRe Holdings Ltd. and John M. Lummis.

10.4 Amended and Restated Employment Agreement, dated as of November 8, 2002, between Renaissance Reinsurance Ltd. and William I. Riker.

10.5 Amended and Restated Employment Agreement, dated as of November 8, 2002, between Renaissance Reinsurance Ltd. and David A. Eklund.

10.6 Employment Agreement, dated as of November 8, 2002, between Renaissance Reinsurance Ltd. and John D. Nichols.

10.7 Credit Agreement between Renaissance U.S. Holdings, Inc., the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of June 24, 1998.+++

10.8 First Amendment to Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31, 1998.#

10.9 Credit Agreement, dated as of October 5, 1999, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Deutsche Bank AG, as LC Issuer and Syndication Agent, Fleet National Bank, as Co-Agents, and Bank of America, National Association, as Administrative Agent for the Lenders.++++

10.10 First Amendment Agreement, dated as of September 22, 2000, to the Credit Agreement, among RenaissanceRe Holdings Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.

10.11 Second Amendment Agreement, dated as of August 20, 2001, to the Credit Agreement, among RenaissanceRe Holdings Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.

10.12 Third Amendment Agreement, dated as of December 14, 2001, to the Credit Agreement, among RenaissanceRe Holdings Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.

10.13 Fourth Amendment Agreement, dated as of March 22, 2002, to the Credit Agreement, among RenaissanceRe Holdings Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.

10.14 Accession Agreement dated as of November 8, 1999, among RenaissanceRe Holdings Ltd. (the "Borrower"), Bank of America, National Association, as Administrative Agent (the "Administrative Agent"), Deutsche Bank AG, New York Branch, as LC Issuer (the "LC Issuer") and Mellon Bank, N.A., relating to the Credit Agreement dated as of October 5, 1999, among the Borrower, certain financial institutions which are signatories thereto, the LC Issuer and the Administrative Agent.##

10.15 Credit Agreement, dated as of April 19, 2002, among DaVinciRe Holdings Ltd. and Citibank, N.A.++++

10.16 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.****

10.17 Amendment No. 3 to the RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan, dated May 4, 2001.###

10.18  RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.***

10.19 Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.**

10.20 Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.21 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.@

10.22 Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York, as Debenture Trustee.@

10.23 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings Ltd. and The Bank of New York, as Trustee.@

10.24 Registration Rights Agreement, dated March 7, 1997, among RenaissanceRe Holdings Ltd., the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc.@

10.25 Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America National Trust & Savings
       Association.+++

10.26 Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and

       DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank. ####

10.27 Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.@@

10.28 Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.@@@@@@

10.29 Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.@@@

10.30 First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.@@@

10.31 Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company, dated as of January 31, 2003).@@@@@

10.32 Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.**

10.33 First Amendment to the Investment Agreement by and among Platinum Holdings Ltd., The St. Paul Companies, and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.@@@@

10.34 Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.@@@@

10.35 Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.@@@@

10.36 Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.@@@@

10.37 Reimbursement Agreement, dated as of December 20, 2002, among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., Timicuan Reinsurance Ltd., RenaissanceRe Holdings Ltd., the Lenders named therein, Wachovia Bank, National Association, National Australia Bank, Ltd., ING Bank N.V., London Branch, and Barclays Bank PLC.

10.38 Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.

21.1   List of Subsidiaries of the Registrant.

23.1   Consent of Ernst & Young.

99.1 Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

On November 6, 2002, RenaissanceRe Holdings Ltd. filed a report on Form 8-K, dated November 1, 2002, reporting that RenaissanceRe Holdings Ltd. purchased 3,960,000 common shares, par value $.01 of Platinum Underwriters Holdings, Ltd., in a private placement transaction.

On January 31, 2003, RenaissanceRe Holdings Ltd. filed a report on Form 8-K, dated January 28, 2003, reporting that RenaissanceRe Holdings Ltd. entered into an Underwriting Agreement as to the issue and sale of 4,000,000 7.30% Series B Preference Shares.

On February 4, 2003, RenaissanceRe Holdings Ltd. filed a report on Form 8-K, dated January 30, 2003, reporting that RenaissanceRe Holdings Ltd. entered into an Underwriting Agreement as to the issue and sale of $100,000,000 aggregate principal amount of its 5.875% Senior Notes due 2013.

----------

* Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

** Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated July 19, 2002.

*** Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated July 19, 2002.

**** Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated July 19, 2002.

@ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.

@@ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

@@@ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

@@@@ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

@@@@@ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

@@@@@@ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on February 2, 2003, relating to certain events which occurred on January 30, 2003.

+ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on October 22, 1997.

++ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998.

+++ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 4, 1998.

++++ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999

+++++ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed with the Commission on May 15, 2002.

++++++ Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 4, 2002.

# Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999.

## Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 30, 2000.

### Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 1, 2002. (a) Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 31, 2003.

                           RENAISSANCERE HOLDINGS LTD.

                              /s/ James N. Stanard
                              --------------------
                              James N. Stanard
                              Chief Executive Office
                              Chairman of the Board of Directors

Signature                           Title                                               Date

/s/ James N. Stanard                Chief Executive Officer and                         March 31, 2003
--------------------                Chairman of the Board of
James N. Stanard                    Directors

/s/ William I. Riker                President and Chief Operating                       March 31, 2003
--------------------                Officer, Director
William I. Riker

/s/ John M. Lummis                  Executive Vice President and                        March 31, 2003
------------------                  Chief Financial Officer
John M. Lummis                      (Principal Accounting Officer)

/s/ Thomas A. Cooper                Director                                            March 31, 2003
--------------------
Thomas A. Cooper

/s/ Edmund B. Greene                Director                                            March 31, 2003
--------------------
Edmund B. Greene

/s/ Brian R. Hall                   Director                                            March 31, 2003
-----------------
Brian R. Hall

/s/ William F. Hecht                Director                                            March 31, 2003
--------------------
William F. Hecht

/s/ W. James MacGinnitie            Director                                            March 31, 2003
------------------------
W. James MacGinnitie

/s/ Scott E. Pardee                 Director                                            March 31, 2003
-------------------
Scott E. Pardee


                                  CERTIFICATION

I, James N. Stanard, certify that:

1. I have reviewed this annual report on Form 10-K of RenaissanceRe Holdings Ltd. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 31, 2003         /s/ James N. Stanard
                                  --------------------
                                     James N. Stanard
                                  Chief Executive Office

                                  CERTIFICATION

I, John M. Lummis, certify that:

1. I have reviewed this annual report on Form 10-K of RenaissanceRe Holdings Ltd. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003                               /s/ John M. Lummis
                                                        ------------------
                                                           John M. Lummis
                                                       Chief Financial Officer

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page

Report of Independent Auditors...........................................................F-2
Consolidated Balance Sheets at December 31, 2002 and 2001................................F-3
Condensed Statements of Income for the Years Ended December 31, 2002,
       2001 and 2000.....................................................................F-4
Consolidated Statements of Changes in Shareholders' Equity for the Years
       Ended December 31, 2002, 2001 and 2000............................................F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
       2002, 2001 and 2000...............................................................F-6
Notes to Consolidated Financial Statements...............................................F-7

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young

Hamilton, Bermuda
February 4, 2003

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AT DECEMBER 31, 2002 AND 2001
        (in thousands of United States dollars, except per share amounts)

                                                                                     2002                     2001
                                                                               ----------------        ----------------
ASSETS
Investments and cash
     Fixed maturity investments available for sale, at fair value              $     2,221,109         $     1,282,483
        (Amortized cost $2,153,715 and $1,266,188 at December 31, 2002 and 2001, respectively) (Note 3)
     Short term investments, at cost                                                   570,497                 733,925
     Other investments                                                                 129,918                  38,307
     Equity investment in reinsurance company, at fair value
        (Cost $84,199 at December 31, 2002)                                            120,288                       -
     Cash and cash equivalents                                                          87,067                 139,715
                                                                               ---------------         ---------------
           Total investments and cash                                                3,128,879               2,194,430
Reinsurance premiums receivable                                                        199,449                 102,202
Ceded reinsurance balances                                                              73,360                  41,690
Losses recoverable (Note 4)                                                            199,533                 217,556
Accrued investment income                                                               25,833                  17,696
Deferred acquisition costs                                                              55,853                  12,814
Other assets                                                                            62,829                  57,264
                                                                               ---------------         ---------------
TOTAL ASSETS                                                                   $     3,745,736          $    2,643,652
                                                                               ===============          ==============
LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim expenses (Note 5)                                 $       804,795          $      572,877
Reserve for unearned premiums                                                          331,985                 125,053
Debt (Note 6)                                                                          275,000                 183,500
Reinsurance balances payable                                                           146,732                 115,967
Other liabilities                                                                       97,013                  58,650
                                                                               ---------------         ---------------
TOTAL LIABILITIES                                                                    1,655,525               1,056,047
                                                                               ---------------         ---------------
Minority interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated
     debentures of the Company  (Note 7)                                                84,630                  87,630
Minority interest - DaVinci (Note 7)                                                   363,546                 274,951

SHAREHOLDERS' EQUITY (NOTE 8)
Series A Preference Shares: $1.00 par value - 6,000,000 shares authorized,
     issued and outstanding at December 31, 2002 and 2001                              150,000                 150,000
Common Shares and additional paid-in capital: $1.00 par value-authorized
     225,000,000 shares; issued and outstanding at December 31, 2002
      -69,749,826 shares  (2001 - 67,892,649 shares)                                   320,936                 264,623
Unearned stock grant compensation (Note 16)                                            (18,468)                (20,163)
Accumulated other comprehensive income                                                  95,234                  16,295
Retained earnings                                                                    1,094,333                 814,269
                                                                               ---------------          --------------
TOTAL SHAREHOLDERS' EQUITY                                                           1,642,035               1,225,024
                                                                               ---------------          --------------
TOTAL LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY                 $     3,745,736          $    2,643,652
                                                                               ===============          ==============


        See accompanying notes to the consolidated financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
        (in thousands of United States dollars, except per share amounts)

                                                                                     2002          2001            2000
                                                                                 ------------   -----------    -----------

REVENUES
     Gross premiums written                                                      $ 1,173,049    $   501,321    $   433,002
                                                                                 ===========    ===========    ===========
     Net premiums written                                                        $   923,711    $   339,547    $   293,303
     Increase in unearned premiums                                                  (162,806)        (6,482)       (25,622)
                                                                                 -----------    -----------    -----------
     Net premiums earned                                                             760,905        333,065        267,681
     Net investment income (Note 3)                                                  104,098         75,156         77,868
     Net foreign exchange gains (losses)                                               3,861         (1,667)           378
     Other income                                                                     32,821         16,244         10,959
     Net realized gains (losses) on investments (Note 3)                               8,765         18,096         (7,151)
                                                                                 -----------    -----------    -----------
TOTAL REVENUES                                                                       910,450        440,894        349,735
                                                                                 -----------    -----------    -----------
EXPENSES
     Claims and claim expenses incurred (Note 5)                                     289,525        149,917        108,604
     Acquisition costs                                                                95,644         45,359         38,530
     Operational expenses                                                             49,159         38,603         37,954
     Corporate expenses                                                               14,327         11,485          8,022
     Interest expense                                                                 13,069          7,249         17,167
                                                                                 -----------    -----------    -----------
TOTAL EXPENSES                                                                       461,724        252,613        210,277
                                                                                 -----------    -----------    -----------
Net income before minority interests, taxes and change in accounting principle       448,726        188,281        139,458
Minority interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior
     subordinated debentures of the Company (Note 7)                                  (7,605)        (7,484)        (7,582)
Minority interest - DaVinci (Note 7)                                                 (55,051)          (751)          --
                                                                                 -----------    -----------    -----------
Net income before taxes and change in accounting principle                           386,070        180,046        131,876
Income tax benefit (expense)  (Note 13)                                                  115        (14,262)        (4,648)
Cumulative effect of a change in accounting principle                                 (9,187)          --             --
                                                                                 -----------    -----------    -----------
Net income                                                                           376,998        165,784        127,228
Dividends on Series A Preference Shares                                              (12,184)        (1,418)          --
                                                                                 -----------    -----------    -----------
Net income available to Common Shareholders                                      $   364,814    $   164,366    $   127,228
                                                                                 ===========    ===========    ===========

Earnings per Common Share - basic                                                $      5.40    $      2.76    $      2.23
Earnings per Common Share - diluted                                              $      5.20    $      2.63    $      2.17




        See accompanying notes to the consolidated financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                     (in thousands of United States dollars)


                                                      -----------------------------------------
                                                         2002           2001           2000
                                                      -----------   ------------    -----------
Series A Preference Shares
Balance -- January 1                                  $   150,000    $      --      $      --
Issuance of shares                                           --          150,000           --
                                                      -----------    -----------    -----------
Balance -- December 31                                    150,000        150,000           --
                                                      -----------    -----------    -----------


Common shares & additional paid-in capital
Balance -- January 1                                      264,623         22,999         19,686
Issuance of common stock                                     --          232,525           --
Exercise of stock options & restricted stock awards        10,675         14,652          3,495
Offering Expenses                                             (73)        (5,553)           490
Stock dividend                                             45,711           --             --
Repurchase of shares                                         --             --             (672)
                                                      -----------    -----------    -----------
Balance -- December 31                                    320,936        264,623         22,999
                                                      -----------    -----------    -----------

Unearned stock grant compensation
Balance -- January 1                                      (20,163)       (11,716)       (10,026)
Net stock grants awarded, cancelled                        (7,607)       (15,653)        (7,215)
Amortization                                                9,302          7,206          5,525
                                                      -----------    -----------    -----------
Balance -- December 31                                    (18,468)       (20,163)       (11,716)
                                                      -----------    -----------    -----------

Accumulated other comprehensive income
Balance -- January 1                                       16,295          6,831        (18,470)
Net unrealized gains on securities, net of
     adjustment (see disclosure below)                     78,939          9,464         25,301
                                                      -----------    -----------    -----------
Balance -- December 31                                     95,234         16,295          6,831
                                                      -----------    -----------    -----------

Retained earnings
Balance -- January 1                                      814,269        682,704        609,139
Net income                                                376,998        165,784        127,228
Dividends paid on Common Shares                           (39,039)       (32,801)       (29,228)
Dividends paid on Preference Shares                       (12,184)        (1,418)          --
Stock dividend                                            (45,711)          --             --
Repurchase of shares                                         --             --          (24,435)
                                                      -----------    -----------    -----------
Balance -- December 31                                  1,094,333        814,269        682,704
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------
Total Shareholders' Equity                            $ 1,642,035    $ 1,225,024    $   700,818
                                                      ===========    ===========    ===========

COMPREHENSIVE INCOME
Net income                                            $   376,998    $   165,784    $   127,228
Other comprehensive income                                 78,939          9,464         25,301
                                                      -----------    -----------    -----------
Comprehensive income                                  $   455,937    $   175,248    $   152,529
                                                      ===========    ===========    ===========
DISCLOSURE REGARDING NET UNREALIZED GAINS
Net unrealized holding gains arising during year      $    87,704    $    27,560    $    18,150
Net realized losses (gains) included in net income         (8,765)       (18,096)         7,151
                                                      -----------    -----------    -----------
Net unrealized gains on securities                    $    78,939    $     9,464    $    25,301
                                                      ===========    ===========    ===========

       See accompanying notes to the consolidated financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                     (in thousands of United States dollars)

                                                                         2002           2001           2000
                                                                      -----------    -----------    -----------
Cash Flows Provided by Operating Activities:
Net income                                                            $   376,998    $   165,784    $   127,228
Adjustments to reconcile net income to cash
provided by operating activities:
           Depreciation and amortization                                   19,041          3,190            315
           Net realized losses (gains) on investments                      (8,765)       (18,096)         7,151
           Reinsurance balances, net                                      (60,214)        58,408        (14,346)
           Ceded reinsurance balances                                     (21,780)        (4,169)        12,717
           Accrued investment income                                       (8,137)        (2,661)        (1,578)
           Reserve for unearned premiums                                  186,124         12,513         14,155
           Reserve for claims and claim expenses, net                     231,236        119,314         86,033
           Minority interest in undistributed net income of DaVinci        55,051            751           --
           Other, net                                                       8,872          6,448         19,153
                                                                      -----------    -----------    -----------
Net cash provided by operating activities                                 778,426        341,482        250,828
                                                                      -----------    -----------    -----------
Cash Flows Applied to Investing Activities:
           Proceeds from maturities and sales of investments            5,775,865      3,290,264      2,171,484
           Purchase of investments available for sale                  (6,727,950)    (3,633,332)    (2,187,007)
           Net sales (purchases) of short term investments                166,428       (720,170)        (1,001)
           Equity investment in reinsurance company                       (84,199)          --             --
           Acquisition of subsidiary, net of cash acquired                (23,495)          --             --
                                                                      -----------    -----------    -----------
Net cash applied to investing activities                                 (893,351)    (1,063,238)       (16,524)
                                                                      -----------    -----------    -----------
Cash Flows Provided by (Applied to) Financing Activities:
           Issuance of debt                                               100,000        148,868           --
           Repayment of debt                                               (8,500)       (16,500)      (200,000)
           Minority interests                                              25,000        274,951           --
           Dividends paid on Common Shares                                (39,039)       (32,801)       (29,228)
           Dividends paid on Preference Shares                            (12,184)        (1,418)          --
           Purchase of Capital Securities                                  (3,000)          --           (1,510)
           Issuance (purchase) of Common Shares                              --          232,525        (25,107)
           Issuance of Preference Shares                                     --          145,275           --
                                                                      -----------    -----------    -----------
Net cash provided by (applied to) financing activities                     62,277        750,900       (255,845)
                                                                      -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                      (52,648)        29,144        (21,541)
Cash and Cash Equivalents, Beginning of Year                              139,715        110,571        132,112
                                                                      -----------    -----------    -----------
Cash and Cash Equivalents, End of Year                                $    87,067    $   139,715    $   110,571
                                                                      ===========    ===========    ===========


        See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 (amounts in tables expressed in thousands of United States dollars, except per share amounts)

NOTE 1. ORGANIZATION

RenaissanceRe Holdings Ltd. ("RenaissanceRe", or the "Company"), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

     - Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe reinsurance coverage to insurers and reinsurers on a worldwide basis. Renaissance Reinsurance also writes specialty reinsurance in certain lines, including such lines as catastrophe-exposed workers' compensation coverage, surety, property per risk, terrorism, aviation and finite reinsurance.

     - During the year, the Company renamed its primary segment "individual risk" to more accurately reflect the risk characteristics of this business. The individual risk segment currently provides insurance for commercial and homeowners catastrophe-exposed property business, and also provides reinsurance on a quota share basis. The Company's individual risk operations principally include Glencoe Insurance Ltd. ("Glencoe"), and Stonington Insurance Company ("Stonington").

     - The Company also manages property catastrophe reinsurance written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). The results of DaVinci, and the results of DaVinci's parent, DaVinciRe Holdings Ltd. ("DaVinciRe"), are consolidated in the Company's financial statements (Note
     7). The Company acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") and include the accounts of RenaissanceRe and its wholly-owned and majority-owned subsidiaries and DaVinci, which are collectively referred to herein as the "Company." All intercompany transactions and balances have been eliminated on consolidation. Minority interests represent the interests of external parties in respect of net income and shareholders' equity of RenaissanceRe Capital Trust (the "Trust") and DaVinciRe (Note 7).

USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The most significant judgment made by management is the estimation of claims and claims expense reserves. Other material judgments made by management include the estimates of potential impairments in assets, particularly regarding the collectibility of reinsurance recoverables and the recoverability of deferred tax assets.

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

CLAIMS AND CLAIM EXPENSES
The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Also, the Company has recently increased its specialty reinsurance and individual risk premiums, but does not have the benefit of a significant amount of its own historical experience in these lines of business. Accordingly, the setting and reserving for incurred losses in these lines of business could be subject to greater variability.

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

INVESTMENTS AND CASH
Investments in fixed maturities and the equity investment in reinsurance company are classified as available for sale and are reported at fair value. The net unrealized appreciation or depreciation on these investments is included in accumulated other comprehensive income. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of other assets or other liabilities.

Realized gains or losses on the sale of investments are determined on the basis of the specific identification method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed utilizing the interest method. The effective yield utilized in the interest method is adjusted when sufficient information exists to estimate the probability and timing of prepayments. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques.

Short term investments, which have a maturity of one year or less when purchased, are carried at cost which approximates fair value. Cash equivalents include money market instruments with a maturity of ninety days or less when purchased.

During 2002, the Company changed the classification of certain investments previously reflected as cash and cash equivalents. These investments were reclassified to short-term investments to more appropriately reflect the Company's investment strategy regarding those assets. Prior period comparative information has been reclassified to conform with the current year presentation.

GOODWILL
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In the second quarter of 2002, the Company completed its initial impairment review in compliance with the transition provisions of SFAS 142 and, as a result, the Company decided to reflect goodwill at zero value, the low end of an estimated range of values. In accordance with the provisions of SFAS 142, this is required to be reflected as a cumulative effect of a change in accounting principle in the statement of income and is required to be reflected as if this adjustment was recorded in the first quarter of 2002.

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

STOCK INCENTIVE COMPENSATION PLANS
For the years ended December 31, 2002 and for the prior years, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock compensation. Effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for all stock-based employee compensation granted, modified or settled after January 1, 2003. Under the fair value recognition provisions of SFAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the vesting period.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS 123 and provides transitional disclosure requirements. In accordance with the transitional disclosure provisions of SFAS 148, the following table sets out the effect on the Company's net income and earnings per share for all reported periods had the compensation cost been calculated based upon the fair value method recommended in SFAS 123:


------------------------------------------------------------------------------------------------------------------------

     Year ended December 31,
     ------------------------
     (in thousands of U.S. dollars except share and per share data)          2002           2001            2000
                                                                             ----           ----            -----

     Net income, as reported                                                 $364,814      $ 164,366       $ 127,228
     add: stock-based employee compensation cost included in
          determination of net income                                           8,243          6,387           5,347
     less: fair value compensation cost under SFAS 123                         22,307         21,942          23,175
                                                                             --------      ---------       ---------

     Pro forma net income                                                    $350,750      $ 148,811       $ 109,400
                                                                             ========      =========       =========

     Earnings per share
                 Basic - as reported                                         $   5.40      $    2.76       $    2.23
                 Basic - pro forma                                           $   5.19      $    2.50       $    1.92

                 Diluted - as reported                                       $   5.20      $    2.63       $    2.17
                 Diluted - pro forma                                         $   5.00      $    2.39       $    1.86

------------------------------------------------------------------------------------------------------------------------

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

NOTE 3. INVESTMENTS

The amortized cost, fair value and related unrealized gains and losses on fixed maturity investments are as follows:


--------------------------------------------------------------------------------------------------------------------------
                                                                            Gross             Gross
                                                       Amortized          Unrealized        Unrealized           Fair
     At December 31, 2002                                Cost               Gains             Losses             Value
     --------------------


     U.S. treasuries and agencies                   $   644,826          $ 14,647           $   (122)      $   659,351
     Corporate securities                               536,053            29,235             (3,943)          561,345
     Non-U.S. government bonds                          367,638            13,507             (1,473)          379,672
     Asset-backed securities                            312,647             6,567               (105)          319,109
     Mortgage-backed securities                         292,551             9,106                (25)          301,632
                                                    -----------          --------           --------       -----------
                                                    $ 2,153,715          $ 73,062           $ (5,668)      $ 2,221,109
                                                    ===========          ========           ========       ===========

                                                                           Gross              Gross
                                                      Amortized           Unrealized        Unrealized         Fair
     At December 31, 2001                               Cost                Gains             Losses           Value
     --------------------

     U.S. treasuries and agencies                   $   272,698          $  3,972           $   (774)     $    275,896
     Corporate securities                               339,374             7,534             (4,199)          342,709
     Non-U.S. government bonds                          160,732             5,399               (760)          165,371
     Asset-backed securities                            292,175             3,804             (1,188)          294,791
     Mortgage-backed securities                         201,209             3,196               (689)          203,716
                                                    -----------          --------           --------       -----------
                                                    $ 1,266,188          $ 23,905           $ (7,610)      $ 1,282,483
                                                    ===========          ========           ========       ===========

--------------------------------------------------------------------------------------------------------------------------

Contractual maturities of fixed maturity securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

---------------------------------------------------------------------------
                                               Amortized             Fair
     At December 31, 2002                        Cost                Value
     --------------------                     ----------        -----------

     Due in less than one year                $    23,102       $    23,203
     Due after one through five years           1,078,572         1,107,899
     Due after five through ten years             337,759           350,275
     Due after ten years                          109,084           118,991
     Mortgage-backed securities                   292,551           301,632
     Asset-backed securities                      312,647           319,109
                                              -----------       -----------
               Total                          $ 2,153,715       $ 2,221,109
                                              ===========       ===========
------------------------------------------------------------------------------


Investment Income
-----------------

The components of net investment income are as follows:

------------------------------------------------------------------------------
     Year ended December 31,
     ------------------------
                                       2002             2001         2000
     Fixed maturities                $  91,784       $ 65,168      $ 62,588
     Short term investments             11,137          7,785         6,213
     Cash and cash equivalents           3,238          3,285        10,858
     Other investments                   1,029            955             -
                                     ---------       --------      ---------
                                       107,188         77,193        79,659
     Investment expenses                 3,090          2,037         1,791
                                     ---------       --------      --------
     Net investment income           $ 104,098       $ 75,156      $ 77,868
                                     =========       ========      ========

------------------------------------------------------------------------------

The analysis of realized gains (losses) and the change in unrealized gains (losses) on investments is as follows:

-------------------------------------------------------------------------------
   Year ended December 31,
   -----------------------
                                                 2002       2001        2000
   Gross realized gains                        $ 70,815   $ 78,247    $ 11,173
   Gross realized losses                        (62,050)   (60,151)    (18,324)
                                               --------   --------    --------
   Net realized gains (losses) on investments     8,765     18,096      (7,151)
   Unrealized gains                              78,939      9,464      25,301
                                               --------   --------    --------
   Total realized and unrealized gains on
    (losses) on investments                    $ 87,704   $ 27,560    $ 18,150
                                               ========   ========    ========

-------------------------------------------------------------------------------

At December 31, 2002 approximately $29.7 million (2001 - $12.1 million) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various regulatory authorities as required by law.

Alternative Investments
-----------------------

Included in other investments are investments in hedge funds and a fund invested in bank loans totaling $81.8 million (2001 - $28.4 million) and private equity funds of $14.6 million (2001 - $4.9 million) (collectively "Investment Funds"). Fair values for the Company's investments in such Investment Funds are established on the basis of the net valuation criteria established by the managers of such Investment Funds. These net valuations are determined based upon the valuation criteria established by the governing documents of such Investment Funds. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares of the Investment Funds. Realized and unrealized gains and losses on Investment Funds are included as a component of net investment income.

The Company has committed capital to private equity funds of $54.0 million, of which $14.4 million has been contributed as at December 31, 2002.

Equity Investment in Reinsurance Company
----------------------------------------

On November 1, 2002, the Company purchased 3,960,000 common shares of Platinum Underwriters Holdings, Ltd. ("Platinum") in a private placement transaction and received ten-year warrants to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. The Company purchased the common shares and warrants for an aggregate price of $84.2 million. As at December 31, 2002, the Company owns 9.2% of Platinum's outstanding common shares. The Company records its investments in Platinum at fair value, and at December 31, 2002 the aggregate fair value was $120.3 million. The aggregate unrealized gain of $36.1 million is included in accumulated other comprehensive income.

Derivatives Related to Physical Variables
-----------------------------------------

The Company has assumed and ceded risk through catastrophe linked securities and derivative instruments under which losses or recoveries are triggered by an industry loss index or geological or physical variables. During 2002, 2001 and 2000, the Company recognized gains (losses) on these contracts of $7.2 million, a loss of $4.6 million, and nil, respectively, which are included in other income.

NOTE 4. CEDED REINSURANCE

The Company utilizes reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $218.0 million, $155.7 million and $149.8 million for 2002, 2001 and 2000, respectively.

Other than loss recoveries, certain of the Company's ceded reinsurance contracts also provide for recoveries of additional premiums, reinstatement premiums and lost no claims bonuses, which are incurred when losses are ceded to reinsurance contracts. Total recoveries netted against premiums and claims and claim expenses incurred were $63.0 million, $160.4 million and $52.0 million for 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company has recorded a $7.8 million valuation allowance against losses recoverable (2001 - $7.5 million).

Included in losses recoverable as of December 31, 2002 are recoverables of $10.0 million (2001 - $14.4 million) which relate to a retroactive reinsurance contract entered into by Stonington. SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," requires that adverse development of the reserves covered by this contract be reflected in the Company's statement of income when the adverse development becomes known. However, the offsetting recovery under the contract is required to be deferred and recognized into income, as a reduction to claims and claim expenses as payments are received from the reinsurer. The balance of the deferred recovery as of December 31, 2002 was $5.6 million (2001 - $8.4 million).

NOTE 5. RESERVE FOR CLAIMS AND CLAIM EXPENSES

For the Company's reinsurance operations, estimates of claims and claim expenses are based in part upon the estimation of claims resulting from catastrophic events. Estimation by the Company of claims resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Additionally, the Company has recently increased its individual risk and specialty reinsurance premiums but does not have the benefit of a significant amount of its own historical experience in these lines. Therefore, the Company utilizes both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

For both the Company's reinsurance and individual risk operations, the Company uses statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported ("IBNR") reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates. Adjustments to the Company's claims and claim expense reserves can impact current year net income by either increasing net income if the estimates of prior year claims and claim expense reserves prove to be overstated or by decreasing net income if the estimates of prior year claims and claim expense reserves prove to be insufficient.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:


----------------------------------------------------------------------------------------
     Year ended December 31,
     -----------------------
                                                            2002        2001           2000

     Net reserves as of January 1                        $ 355,321    $ 237,014    $ 174,913
     Net reserves assumed in acquisition of subsidiary      33,579         --           --
     Net incurred related to:
          Current year                                     291,520      165,914      100,168
          Prior years                                       (1,995)     (15,997)       8,436
                                                         ---------    ---------    ---------
     Total net incurred                                    289,525      149,917      108,604
                                                         ---------    ---------    ---------
     Net paid related to:
          Current year                                      10,017       20,470       12,545
          Prior years                                       63,146       11,140       33,958
                                                         ---------    ---------    ---------
     Total net paid                                         73,163       31,610       46,503
                                                         ---------    ---------    ---------
     Total net reserves as of December 31                  605,262      355,321      237,014
     Losses recoverable as of December 31                  199,533      217,556      166,597
                                                         ---------    ---------    ---------
     Total gross reserves as of December 31              $ 804,795    $ 572,877    $ 403,611
                                                         =========    =========    =========

----------------------------------------------------------------------------------------

The prior year favorable development in 2001 was due primarily to net additional recoveries on 1999 property catastrophe loss events. The prior year adverse development in 2000 was due primarily to adverse development on the 1999 losses related to the European storms. The Company's total gross reserve for IBNR claims was $462.9 million as of December 31, 2002 (2001 - $286.7 million).

Claims and claim expenses incurred were reduced by $15.0 million during 2002 (2001 - nil) related to income earned on an assumed reinsurance contract that is classified as an underwriting-risk only deposit contract. A deposit liability of $103.0 million is included in reinsurance balances payable at December 31, 2002 (2001 - $80.0 million).

NOTE 6. DEBT

In July 2001, RenaissanceRe issued $150 million of 7% Senior Notes due July 2008. RenaissanceRe used a portion of the proceeds to repay $16.5 million of outstanding amounts under the $310 million revolving credit and term loan agreement. Interest on the notes is payable on January 15 and July 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a "make-whole" premium; however, RenaissanceRe has no current intentions of calling the notes. The notes, which are senior obligations of RenaissanceRe, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. As of December 31, 2002 the fair value of the notes was $164.0 million (2001 - $151.1 million).

On April 19, 2002, DaVinciRe entered into a credit agreement providing for a $100 million committed revolving credit facility. On May 10, 2002, DaVinciRe borrowed the full $100 million available under this facility to repay $100 million bridge financing provided by RenaissanceRe. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against RenaissanceRe or its subsidiaries other than DaVinciRe under this facility. Pursuant to the terms of the $310.0 million facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. Although RenaissanceRe owns a minority of the economic interest of DaVinciRe, RenaissanceRe controls a majority of its outstanding voting rights and, accordingly, DaVinciRe is consolidated in the Company's financial statements; as a result, the replacement of $100 million of debt from RenaissanceRe with $100 million of debt from a third party has caused the Company's reported consolidated debt to increase by $100 million. As of December 31, 2002, the full amount was outstanding under this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.63% during 2002. The credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $230 million. As at December 31, 2002, DaVinciRe was in compliance with the covenants of this agreement.

RenaissanceRe has a $310 million committed revolving credit and term loan agreement with a syndicate of commercial banks. There was no outstanding balance as of December 31, 2002 and 2001. During the third quarter of 2001, RenaissanceRe repaid its borrowings of $16.5 million on this facility. Interest rates on the facility are based on a spread above LIBOR and averaged 5.45% in 2001. If RenaissanceRe were to borrow under this agreement, the agreement contains certain financial covenants including requirements that consolidated debt to capital does not exceed a ratio of 0.35:1; consolidated net worth must exceed the greater of $175 million or 125% of consolidated debt; and 80% of invested assets must be rated BBB- by S&P or Baa3 by Moody's Investor Service or better.

Renaissance U.S. has a $10 million term loan and a $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 2.35% during 2002 (4.71% in 2001). As of December 31, 2002 the balance outstanding was $25 million (2001 - $33.5 million). The credit agreement contains certain financial covenants, the primary one being that RenaissanceRe be its principal guarantor and maintain a ratio of liquid assets to debt service of 4:1. The term loan and revolving credit facility has a mandatory repayment provision of $25 million in 2003. During 2002, the Company repaid the third installment of $8.5 million in accordance with the terms of the loan. The Company was in compliance with all the covenants of this term loan and revolving loan facility as at December 31, 2002. The fair value of the borrowings approximate the carrying values because such loans reprice frequently.

Interest payments on the above debt totaled $13.1 million, $7.3 million and $17.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 7. MINORITY INTERESTS

CAPITAL SECURITIES
On March 7, 1997 the Company issued $100 million of Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely $103,092,783 of the Company's 8.54% junior subordinated debentures due March 1, 2027 ("Capital Securities") issued by the Trust. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. The Trust is a wholly owned subsidiary of the Company and is consolidated into the Company's consolidated financial statements. The Capital Securities and the related dividends are reflected in the consolidated financial statements as a minority interest. RenaissanceRe's guarantee of the distributions on the Capital Securities issued by the Trust, when taken together with RenaissanceRe's obligations under an expense reimbursement agreement with the Trust, provides full and unconditional guarantee of amounts due on the Capital Securities issued by the Trust.

During 2002, the Company repurchased $3.0 million of the Capital Securities. No Capital Securities were repurchased in 2001. The Company has repurchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997.

DAVINCI
In October 2001, the Company formed DaVinciRe with other equity investors. RenaissanceRe owns a minority economic interest in DaVinciRe however, because RenaissanceRe controls a majority of DaVinciRe's outstanding voting rights, the financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The 75% portion of DaVinciRe's earnings and shareholders' equity held by third parties is recorded in the consolidated financial statements as minority interest.

NOTE 8. SHAREHOLDERS' EQUITY

The aggregate authorized capital of the Company is 325,000,000 shares consisting of 225,000,000 common shares and 100,000,000 preference shares. The Company's 225,000,000 authorized $1.00 par value common shares consist of three separate series with differing voting rights as follows:


------------------------------------------------------------------------------------------------------
                                                                        Remaining
                                                                        Authorized       Outstanding
                                                                        ----------       -------------

     At December 31, 2002
     --------------------
     Full Voting Common Shares
       (includes all shares registered and available to the public)      128,620,006       66,200,226
     Diluted Voting Class I Common Shares                                 10,224,185        3,549,600
     Diluted Voting Class II Common Shares                                   185,532                -
                                                                         -----------       ----------
                                                                         139,029,723       69,749,826
                                                                         ===========       ==========
------------------------------------------------------------------------------------------------------

On October 15, 2001, the Company issued 7.5 million common shares for proceeds, net of fees, discounts and commissions, of approximately $232.5 million. Costs associated with the sale of the shares, totaling approximately $3.2 million, were deducted from the related proceeds. The net amount received in excess of common share par value was recorded in additional paid-in capital.

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

The Diluted Voting I Shares and the Diluted Voting II Shares (together the "Diluted Voting Shares") were authorized at a special general meeting of shareholders on December 23, 1996. Subsequent to the authorization, affiliates and other parties related to General Electric Investment Corporation ("GEI") exchanged 17.1 million common shares for 12.6 million Diluted Voting I Shares and 4.5 million Diluted Voting II Shares, and as such are the sole holders of the Diluted Voting I Shares.

The Diluted Voting shareholders vote together with the common shareholders. The Diluted Voting I Shares are limited to a fixed voting interest in the Company of up to 9.9% on most corporate matters. The Diluted Voting shareholders are entitled to the same rights, including receipt of dividends and the right to vote on certain significant corporate matters, and are subject to the same restrictions as the common shareholders. The Company currently does not intend to register or list the Diluted Voting Shares on the New York Stock Exchange.

In February and May of 2000, the Board authorized share repurchase programs of $25.0 million each. The value of the remaining shares authorized under the repurchase programs is $27.1 million. No shares were repurchased during 2002 or 2001. Common shares repurchased by the Company are normally cancelled and retired.

During 2001, GEI completed the sale of 0.9 million Diluted Voting I Shares, pursuant to shelf registrations on Form S-3. The Diluted Voting I Shares sold by GEI were subsequently converted into common shares.

NOTE 9. EARNINGS PER SHARE

The Company utilizes SFAS 128, "Earnings per Share" to account for its weighted average shares. The numerator in both the Company's basic and diluted earnings per share calculations is identical. The following table sets forth the reconciliation of the denominator from basic to diluted weighted average shares outstanding (in thousands of per share amounts):

-------------------------------------------------------------------------------------------------------------------------
     Year ended December 31,                                                  2002             2001                2000
     -----------------------
     Weighted average shares - basic                                          67,555           59,490             57,102
     Per share equivalents of employee stock options and
          restricted shares                                                    2,656            2,901              1,626
                                                                              ------           ------             ------
     Weighted average shares - diluted                                        70,211           62,391             58,728
                                                                              ======           ======             ======

-------------------------------------------------------------------------------------------------------------------------

NOTE 10. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

Other assets include the Company's investment in Top Layer Re of $36.1 million (2001 - $23.4 million), which is 50% owned by Renaissance Reinsurance and is carried using the equity method. The Company's earnings from Top Layer Re totaled $22.3 million for the year ended December 31, 2002 (2001 - $9.7 million) and are included in other income. During 2002 and 2001, the Company also received distributions from Top Layer Re of $9.7 million and $7.5 million, respectively.

During the years ended December 31, 2002, 2001 and 2000, the Company received 71.1%, 76.9%, and 78.3%, respectively, of its reinsurance premium assumed from four reinsurance brokers. Subsidiaries and affiliates of Marsh Inc., the Benfield Group PLC, Willis Faber and AON Re Group accounted for approximately 27.5%, 19.0%, 13.1% and 11.5%, respectively, of the Company's gross premiums written in 2002.

NOTE 11. GOODWILL

In connection with the Company's adoption of SFAS 142, the Company wrote-off the balance of its goodwill during the second quarter of 2002, which totaled $9.2 million. As required by SFAS 142, this charge has been reflected in the statement of operations as a cumulative effect of a change in accounting principle. The following table sets forth the effect of goodwill amortization on comparative period earnings:

----------------------------------------------------------------------------------------------------------------
     Year ended December 31,
     -----------------------
     (in thousands of U.S. dollars except share and per share data)                   2001              2000
                                                                                    --------          ---------


     Net income available to common shareholders, as reported                       $ 164,366         $ 127,228
     Add back: goodwill amortization expense                                              557               209
                                                                                    ---------         ---------

     Adjusted net income available to common shareholders                           $ 164,923         $ 127,437
                                                                                    =========         =========

     Average common shares outstanding - basic                                         59,490            57,102
     Average common shares outstanding - diluted                                       62,391            58,728

     Adjusted per common share data
                 Earnings per common share - basic                                     $ 2.77            $ 2.23
                 Earnings per common share - diluted                                   $ 2.64            $ 2.17
----------------------------------------------------------------------------------------------------------------


NOTE 12. DIVIDENDS

Dividends declared and paid on Common Shares amounted to $0.57, $0.53 and $0.50 per common share for the years ended December 31, 2002, 2001, and 2000, respectively.

During the second quarter of 2002, RenaissanceRe effected a three-for-one stock split through a stock dividend of two additional common shares for each common share owned. All of the common share and per common share information provided in these financial statements is as if the stock dividend had occurred for all periods presented.

The total amount of dividends paid to holders of the Common Shares during 2002, 2001 and 2000 was $39.0 million, $32.8 million and $29.2 million, respectively.

NOTE 13. TAXATION

Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. Income from the Company's U.S.-based subsidiaries is subject to taxes imposed by U.S. authorities. Renaissance Reinsurance of Europe is subject to the taxation laws of Ireland.

---------------------------------------------------------------------------------------------------------------------
     Year Ended December 31, 2002
     ----------------------------
                                                                     Current          Deferred            Total

     U.S. Federal                                                      $ -              $ (115)          $ (115)
     U.S. state and local                                                -              $    -           $    -
                                                                       ---              ------           ------
                                                                       $ -              $ (115)          $ (115)
                                                                       ===              ======           ======

     Year Ended December 31, 2001
     ----------------------------
                                                                      Current          Deferred            Total

     U.S. Federal                                                      $ 2,369            $ 11,872         $ 14,241
     U.S. state and local                                                   21                   -               21
                                                                       -------            --------         --------
                                                                       $ 2,390            $ 11,872         $ 14,262
                                                                       =======            ========         ========

     Year Ended December 31, 2000
     ----------------------------
                                                                      Current          Deferred            Total

     U.S. Federal                                                      $   28             $ 4,602          $ 4,630
     U.S. state and local                                                  18                   -               18
                                                                       -------            --------         --------
                                                                       $   46             $ 4,602          $ 4,648
                                                                       =======            ========         ========

---------------------------------------------------------------------------------------------------------------------

Income tax (benefit) expense for 2002, 2001 and 2000 is comprised as follows:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

----------------------------------------------------------------------------------------------------
     At December 31,
     ----------------
                                                                          2002                2001

     Deferred tax assets
     Allowance for doubtful accounts                                    $ 1,683             $ 1,627
     Claims reserves, principally due to discounting for tax              1,409               1,071
     Retroactive reinsurance gain                                         1,892               2,861
     Net operating loss carryforwards                                    22,392              19,710
     Goodwill                                                             3,924               1,177
     Others                                                               1,839                 437
                                                                        -------             -------
                                                                         33,139              26,883
                                                                        -------             --------
     Deferred tax liabilities
     Other                                                               (1,428)               (480)
                                                                        -------             --------
     Net deferred tax asset before valuation allowance                   31,711              26,403
     Valuation allowance                                                (27,724)            (22,155)
                                                                         ------              -------
     Net deferred tax asset                                             $ 3,987             $ 4,248
                                                                        =======             =======

----------------------------------------------------------------------------------------------------


The net deferred tax asset is included in other assets in the consolidated balance sheet. The net operating loss carryforward of $65.9 million (2001 - $58.5 million) is available to offset regular taxable U.S. income during the carryforward period (through 2022).

During 2002, the Company recorded additions to the valuation allowance of $5.6 million. The Company's deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable by the Company's U.S. subsidiaries. Although the net operating losses, which gave rise to a deferred tax asset have a carryforward period through 2022, the Company's U.S. operations did not generate significant taxable income during the year ended December 31, 2002 and prior years. Accordingly, under the circumstances, and until the Company's U.S. operations begin to generate significant taxable income, the Company believes that it is necessary to establish and maintain a valuation allowance against a significant portion of the net deferred tax asset.

NOTE 14. GEOGRAPHIC INFORMATION

Financial information relating to gross premiums by geographic region is as follows:


--------------------------------------------------------------------------------------------------------
     Year Ended December 31,
     -----------------------
                                                           2002             2001             2000


     United States and Caribbean                       $  332,314       $  180,305       $  145,871
     Worldwide                                            169,790           93,474           98,923
     Europe                                                86,461           20,414           22,071
     Worldwide (excluding U.S) (1)                         56,628           45,111           60,382
     Other                                                 18,354           22,433            9,559
     Australia and New Zealand                              2,127           12,159            8,280
     Specialty reinsurance (2)                            247,021           77,468           37,730
                                                      -----------        ---------        ---------
     Total reinsurance                                    912,695          451,364          382,816
     Individual risk (3)                                  260,354           49,957           50,186
                                                      -----------        ---------        ---------

     Total gross premiums written                     $ 1,173,049        $ 501,321        $ 433,002
                                                      ===========        =========        =========

     (1) The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.).  The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

     (2) The category Specialty Reinsurance consists of contracts that are predominantly exposed to
     U.S. risks, with a small portion of the risks being Worldwide.

     (3) The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

--------------------------------------------------------------------------------------------------------


NOTE 15. SEGMENT REPORTING

The Company has two reportable segments: reinsurance operations and individual risk operations (formerly primary operations). The reinsurance segment, which includes the results of DaVinci in 2002, primarily provides property catastrophe reinsurance and specialty reinsurance to selected insurers and reinsurers on a worldwide basis. During the year, we renamed our primary segment "individual risk" to more accurately describe the risk characteristics of this business. We define the individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. The individual risk segment currently provides insurance for commercial and homeowners' catastrophe-exposed property business, and also provides reinsurance on a quota share basis.

The activities of the Company's Bermuda and U.S. holding companies are the primary contributors to the results reflected outside of the reinsurance and individual risk segments. The pre-tax loss of the holding companies primarily consisted of interest expense on bank loans, minority interests, and realized investment losses on the sales of investments, partially offset by investment income on the assets of the holding companies and, for 2001, income related to the Company's index based contracts.

Data for the years ended December 31, 2002, 2001 and 2000 was as follows:

--------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2002         Reinsurance (1)     Individual Risk (1)    eliminations (2)     Other           Total
----------------------------

Gross premiums written                      $ 912,695              $ 282,579         $ (22,225)       $      -      $ 1,173,049
Net premiums written                          696,610                227,101                                 -          923,711
Income (loss)                                 308,648                 17,929                            38,237          364,814
Claims and claims expense ratio                 37.3%                  43.2%                                 -            38.1%
Underwriting expense ratio                       16.5                   37.5                                 -             19.0
Combined ratio                                  53.8%                  80.7%                                 -            57.1%

Year ended December 31, 2001         Reinsurance (1)     Individual Risk (1)     eliminations        Other           Total
----------------------------
Gross premiums written                      $ 451,364               $ 49,957                          $      -        $ 501,321
Net premiums written                          326,680                 12,867                                 -          339,547
Income (loss)                                 100,655                 (1,469)                           65,180          164,366
Claims and claims expense ratio                 46.8%                 -30.9%                                 -            45.0%
Underwriting expense ratio                       22.2                  149.6                                 -             25.2
Combined ratio                                  69.0%                 118.7%                                 -            70.2%

Year ended December 31, 2000         Reinsurance (1)     Individual Risk (1)     eliminations        Other           Total
----------------------------
Gross premiums written                      $ 382,816               $ 50,186                          $      -        $ 433,002
Net premiums written                          287,941                  5,362                                 -          293,303
Income (loss)                                  85,532                 (2,939)                           44,635          127,228
Claims and claims expense ratio                 40.4%                  47.0%                                 -            40.6%
Underwriting expense ratio                       26.8                   98.1                                 -             28.5
Combined ratio                                  67.2%                 145.1%                                 -            69.1%


(1) - Income (loss) for the Reinsurance and Individual Risk segments represents net underwriting income. Net underwriting income consists of net premiums earned less claims and claims expenses, acquisition costs and operational expenses.

(2) - Represents premium ceded from Individual Risk segment to Reinsurance segment.
-------------------------------------------------------------------------------

With the low level of net earned premium for the individual risk operations of $7.8 million and $6.5 million in 2001 and 2000, respectively, relatively modest adjustments to claims and claim expenses incurred and to operating expenses caused unusual fluctuations in the claims and claim expenses ratio and the underwriting expense ratio of our individual risk operations.

The Company does not manage its assets by segment and therefore investment income and total assets are not allocated to the segments.

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

The fair value of option grants is estimated on the date of grant using a Black-Scholes option pricing model for pro-forma footnote purposes with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 1.4%, 1.7% and 1.9%; expected option life of five years for all years; expected volatility of 30%, 31% and 29%; and a risk-free interest rate of 2.7%, 4.8% and 5.0%.

The following is a table of the changes in options outstanding for 2002, 2001 and 2000, respectively:


                                              Awards            Weighted             Average
                                          available for         Options              exercise     Fair value of     Range of
                                              grant            outstanding             price         options     exercise prices
                                      ------------------------------------------------------------------------------------------
     Balance, December 31, 1999              3,634,383           4,760,604            $ 12.41
     --------------------------
     Options granted                        (4,770,354)          4,770,354            $ 16.34         $ 4.50  $11.33 - $24.82
     Options forfeited                         226,680            (226,680)           $ 14.48
     Options exercised                               -          (3,235,725)           $ 12.91
     Shares turned in or withheld            2,188,080                   -
     Restricted stock issued                  (710,637)                  -
     Restricted stock forfeited                 26,910                   -
     --------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 2000                595,062           6,068,553            $ 15.50
     --------------------------
     Authorized                              2,850,000                   -
     Options granted                        (1,500,867)          1,500,867            $ 30.61         $ 8.56  $21.35 - $33.85
     Options forfeited                          97,668             (97,668)           $ 18.27
     Options exercised                               -          (2,195,037)           $ 18.44
     Shares turned in or withheld            1,346,178                   -
     Restricted stock issued                  (716,748)                  -
     Restricted stock forfeited                 47,394                   -
     --------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 2001              2,718,687           5,276,715            $ 18.97
     --------------------------
     Authorized                              2,550,000                   -
     Options granted                        (2,637,929)          2,637,929            $ 39.30         $ 6.47  $29.77 - $42.74
     Options forfeited                         137,655            (137,655)           $ 18.95
     Options exercised                               -          (3,597,769)           $ 22.09
     Shares turned in or withheld            2,114,379                   -
     Restricted stock issued                  (380,233)                  -
     Restricted stock forfeited                 68,660                   -
     --------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 2002              4,571,219           4,179,220            $ 28.93
     --------------------------
     Total options exercisable at
     December 31, 2002                                           2,062,886
----------------------------------------------------------------------------------------------------------------------------------

The Company's 2001 Stock Incentive Plan allows for the issuance of share-based awards, the issuance of restricted common shares, the issuance of reload options for shares tendered in connection with option exercises and a provision in the calculation of shares available for issuance thereunder by deeming the number of shares tendered to or withheld by the Company in connection with certain option exercises to be so available.

The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock. Under the plan, the total number of shares available for distribution as of December 31, 2002 was 656,700 shares. As of December 31, 2002, the number of options issued to directors and unexercised was 300,000. In 2002, 12,000 options to purchase common shares were granted and 3,132 restricted common shares were granted. In 2001, 12,000 options to purchase common shares and 5,616 restricted common shares were granted. In 2000, 210,000 options to purchase common shares and 9,984 restricted common shares were granted. The options and restricted common shares vest ratably over three years.

The Company has also established an employee stock bonus plan. Under the plan, eligible employees may elect to receive a grant of common shares of up to 50% of their bonus in lieu of cash, with an associated grant from the Company of an equal number of restricted shares. The restricted common shares vest ratably over a four year period. During the restricted period, the employee receives dividends and votes the restricted common shares, but the restricted shares may not be sold, transferred or assigned. In 2002, 2001 and 2000 the Company issued 101,536, 150,660 and 232,026 shares under this plan, respectively, with fair values of $3.9 million, $3.2 million and $2.9 million, respectively. Additionally, in 2002, 2001 and 2000 the Board of Directors granted 278,697, 566,088 and 478,611 restricted shares with a value of $10.7 million, $14.0 million, and $6.3 million to certain employees. The shares granted to these employees vest ratably over a four to five year period. At the time of grant, the market value of the shares awarded under these plans is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to operations over the vesting period. Compensation expense related to these plans was $8.2 million, $7.2 million, and $5.5 million in 2002, 2001 and 2000, respectively.

All of the Company's employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation.

NOTE 17. STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda ("the Act"), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these subsidiaries of the Company to maintain certain measures of solvency and liquidity during the period. As at December 31, 2002 the statutory capital and surplus of the Bermuda subsidiaries was $2.0 billion and the amount required to be maintained under Bermuda law was $414.7 million.

Under the Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and are, therefore, restricted as to the payment of dividends in the amount of 25% of the prior year's statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet their relevant margins. During 2002, Renaissance Reinsurance and DaVinci paid aggregate cash dividends of $224.3 million and $3.5 million, respectively.

Under the Act, Glencoe is classified as a Class 3 insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in America. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met.

The Company's U.S. insurance subsidiaries are subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are primarily based upon statutory surplus and statutory net income. The U.S. insurance subsidiaries' combined statutory surplus amounted to $25.4 million at December 31, 2002 and the amount required to be maintained was $9.0 million.

NOTE 18. COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government bonds, none of the Company's investments exceeded 10% of shareholders' equity at December 31, 2002. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options and foreign currency forward contracts for purposes other than trading. The Company anticipates that any such investments would be limited to yield enhancement, duration management, foreign currency exposure management or to obtain an exposure to a particular financial market. The Company had no investments in these derivative instruments as of December 31, 2002 and 2001.

LETTERS OF CREDIT
As of December 31, 2002, the Company's bankers have issued letters of credit of approximately $223.1 million in favor of certain ceding companies. Also, in connection with the Top Layer Re joint venture, the Company has committed $37.5 million of collateral in the form of a letter of credit. The letters of credit are secured by cash and investments of similar amounts.

EMPLOYMENT AGREEMENTS
The Board of Directors has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for severance payments under certain circumstances, as well as accelerated vesting of options and restricted stock grants, upon a change in control, as defined therein and by the Company's 2001 Stock Incentive Plan.

EMPLOYEE CREDIT FACILITY
In June 1997, the Company executed a credit facility in order to encourage direct, long-term ownership of the Company's shares, and to facilitate purchases of the Company's shares by officers of the Company. Under the terms of the facility, the purchases are financed by personal loans to the officers from the bank. Such loans are collateralized by the shares purchased. The Company guarantees the loans, but has recourse to the collateral if it incurs a loss under the guarantee. Following the adoption of revised rules by the Securities and Exchange Commission in 2002 which prohibit the Company from extending credit to its employees, there have been no further advances of credit to employees under this facility. At December 31, 2002, the bank loans guaranteed by the Company totaled $22.9 million (2001 - $24.1 million). At December 31, 2002, the common shares that collateralize the loans had a fair value of $53.7 million (2001 - $59.2 million). No new loans may be made under this facility and the Company anticipates the repayment of these loans and the subsequent closure of the facility prior to December 31, 2003.

LITIGATION
The Company is party to various lawsuits arising in the normal course of business. The Company does not believe that any of its pending litigation will have a material impact on its consolidated financial statements.

NOTE 19. SUBSEQUENT EVENTS

In January 2003, the Company issued $100 million of 5.875% Senior Notes due February 15, 2013. The proceeds will be used for general corporate purposes. Interest on the notes is payable on February 15 and August 15 of each year, commencing August 15, 2003. The notes can be redeemed by the Company prior to maturity subject to payment of a "make-whole" premium; however, the Company has no current intentions of calling the notes. The notes, which are senior obligations of the Company, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries.

In February 2003, the Company issued 4,000,000 $1.00 par value Series B preference shares at $25 per share. The shares may be redeemed at $25 per share at the Company's option on or after February 4, 2008. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 7.3%, commencing June 1, 2003 when, if, and as declared by the Board of Directors. If the Company submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of our preference shares to vote as a single class, the Company may redeem the shares prior to February 4, 2008 at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company.

NOTE 20. QUARTERLY FINANCIAL RESULTS (UNAUDITED)
(amounts in tables expressed in thousands of United States dollars, except per share amounts)

--------------------------------------------------------------------------------------------
                                                Quarter Ended            Quarter Ended
                                                  March 31,                June 30,
                                                  ---------                --------
                                              2002         2001        2002        2001
                                              ----         ----        ----        ----
     Gross premiums written                $   460,834  $   198,208  $  270,294  $  122,012
                                           ===========  ===========  ==========  ==========
     Net premiums written                      379,096      121,232     198,517      92,946
                                           ===========  ===========  ==========  ==========
     Net premiums earned                       150,308       83,900     184,742      75,531
     Net investment income                      22,783       17,884      26,364      18,270
     Net foreign exchange gains (losses)        (1,950)        (295)      3,650         233
     Other income                                8,129        3,869       8,147       3,901
     Net realized investment gains (losses)        686        7,615       2,968       2,881
                                           -----------   ----------  ----------  ----------
     Total revenues                            179,956      112,973     225,871     100,816
                                           -----------   ----------  ----------  ----------
     Claims and claim expenses incurred         43,118       41,895      73,149      32,315
     Acquisitions costs                         18,549       12,545      20,368      10,608
     Operational expenses                       10,663        8,512       9,962       9,894
     Corporate expenses                          2,690        1,528       4,688       4,780
     Interest expense                            2,714          864       3,433         683
                                           -----------   ----------  ----------  ----------
     Total expenses                             77,734       65,344     111,600      58,280
                                           -----------   ----------  ----------  ----------
     Income before minority interest
          and taxes                            102,222       47,629     114,271      42,536
     Minority interest - Capital Securities      1,833        1,847       1,831       1,895
     Minority interest - DaVinci                 9,477            -      13,470           -
                                           -----------   ----------  ----------  ----------
     Income before taxes                        90,912       45,782      98,970      40,641
     Income tax benefit (expense)                 (596)        (876)        273        (302)
     Cumulative effect of a change in
       accounting principle - SFAS 142 -
       Goodwill                                 (9,187)           -           -           -
                                           -----------  -----------  ----------  ----------
     Net Income                                 81,129       44,906      99,243      40,339
     Dividends on Preference Shares              3,038            -       3,003           -
                                           -----------  -----------  ----------  ----------
     Net income to Common Shareholders     $    78,091  $    44,906  $   96,240  $   40,339
                                           ===========  ===========  =========   ==========
     Earnings per common share - basic     $      1.17  $      0.78  $     1.43  $     0.70
     Earnings per common share - diluted   $      1.12  $      0.74  $     1.37  $     0.67
     Weighted average shares-basic              66,788       57,681      67,326      57,838
     Weighted average shares-diluted            69,787       60,689      70,209      60,454
     Claims and claim expense ratio              28.7%        49.9%       39.6%       42.8%
     Underwriting expense ratio                  19.4%        25.1%       16.4%       27.1%
                                           -----------  -----------  ---------   ----------
     Combined ratio                              48.1%        75.0%       56.0%       69.9%
                                           ===========  ===========  ==========  ==========

--------------------------------------------------------------------------------------------
                                          Quarter Ended            Quarter Ended
                                          September 30,             December 31,
                                          -------------             ------------
                                         2002        2001        2002         2001
                                       -------     ------       -----        -----
     Gross premiums written           $   282,597  $  123,571  $  159,324  $    57,530
                                      ===========  ==========  ==========  ===========
     Net premiums written                 192,687      79,030     153,411       46,339
                                      ===========  ==========  ==========  ===========
     Net premiums earned                  191,310      79,933     234,545       93,701
     Net investment income                 26,065      18,738      28,886       20,264
     Net foreign exchange gains (loses)       888      (1,051)      1,273         (554)
     Other income                           7,951       1,070       8,594        7,404
     Net realized investment gains
       (losses)                             7,891       4,978      (2,780)       2,622
                                      -----------  ----------  ----------  -----------
     Total revenues                       234,105     103,668     270,518      123,437
                                      -----------  ----------  ----------  -----------
     Claims and claim expenses
       incurred                            82,931      46,986      90,327       28,721
     Acquisitions costs                    23,802      11,461      32,925       10,745
     Operational expenses                   9,616       9,408      18,918       10,789
     Corporate expenses                     3,466       1,366       3,483        3,811
     Interest expense                       3,499       2,699       3,423        3,003
                                      -----------  ----------  ----------  -----------
     Total expenses                       123,314      71,920     149,076       57,069
                                      -----------  ----------  ----------  -----------
     Income before minority interest
          and taxes                       110,791      31,748     121,442       66,368
     Minority interest - Capital
          Securities                        1,759       1,823       2,182        1,919
     Minority interest - DaVinci           17,689           -      14,415          751
                                      -----------  ----------  ----------  ------------
     Income before taxes                   91,343      29,925     104,845       63,698
     Income tax benefit (expense)             (59)          3         497      (13,087)
     Cumulative effect of a change in
       accounting principle - SFAS
       142 - Goodwill                           -           -           -            -
                                      -----------  ----------  ----------  -----------
     Net Income                            91,284      29,928     105,342       50,611
     Dividends on Preference Shares         3,038           -       3,105        1,418
                                      -----------  ----------  ----------  -----------
     Net income to Common
        Shareholders                  $    88,246  $   29,928  $  102,237  $    49,193
                                      ===========  ==========  ==========  ===========
     Earnings per common share -
         basic                        $      1.30  $     0.51  $     1.50 $       0.76
     Earnings per common share -
         diluted                      $      1.26  $     0.49  $     1.45 $       0.73
     Weighted average shares-basic         67,865      58,130      68,241       64,317
     Weighted average shares-diluted       70,272      60,863      70,574       67,554
     Claims and claim expense ratio         43.3%       58.8%       38.5%        30.7%
     Underwriting expense ratio             17.5%       26.1%       22.1%        23.0%
                                      -----------  ----------  ----------  -----------
     Combined ratio                         60.8%       84.9%       60.6%        53.7%
                                      ===========  ==========  ==========  ===========

                  RENAISSANCERE HOLDINGS LTD AND SUBSIDIARIES.

             INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Pages

Report of Independent Auditors on Schedules............................................................         S-2
I          Summary of Investments other than Investments in Related
           Parties at December 31, 2002................................................................         S-3
II         Condensed Financial Information of the Registrant...........................................         S-4
III        Supplementary Insurance Information for the years ended
           December 31, 2002, 2001 and 2000............................................................         S-7
IV         Reinsurance for the years ended December 31, 2002, 2001 and 2000............................         S-8
VI         Supplementary Information Concerning Property-Casualty
           Insurance Operations.......................................................................          S-9
Schedules other than those listed above are omitted for the reason that they are not applicable.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2002 and 2000, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 4, 2003; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2002. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young

Hamilton, Bermuda
February 4, 2002

                                   SCHEDULE I

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                       (MILLIONS OF UNITED STATES DOLLARS)


                                                                         Year ended
                                                                      December 31, 2002             Amount at
                                                                                                   which shown
                                                                  Amortized          Market          in the
                                                                     Cost            Value        Balance Sheet
                                                                  ---------        ---------      -------------
Type of investment:
Fixed maturities
    U.S. treasuries and agencies                                  $   644.8        $   659.4        $   659.4
    Corporate securities                                              536.1            561.3            561.3
    Non-U.S. government bonds                                         367.6            379.7            379.7
    Asset-backed securities                                           312.6            319.1            319.1
    Mortgage-backed securities                                        292.6            301.6            301.6
                                                                  ---------        ---------        ---------
        Total fixed maturities                                      2,153.7          2,221.1          2,221.1
                                                                  ---------        ---------        ---------
Equity investment in reinsurance company, at fair value                84.2            120.3            120.3
Other investments                                                     129.9            129.9            129.9
Short-term investments                                                570.5            570.5            570.5
Cash and cash equivalents                                              87.1             87.1             87.1
                                                                  ---------        ---------        ---------
        Total investments, short-term investments, cash
            and cash equivalents                                  $ 3,025.4        $ 3,128.9        $ 3,128.9
                                                                  =========        =========        =========

                                   SCHEDULE II

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   RENAISSANCERE HOLDINGS LTD. BALANCE SHEETS
                                (PARENT COMPANY)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                                          December 31
                                                                                    2002                 2001
                                                                                -----------          -----------
Assets:
Investments and cash
   Fixed maturity investments, available for sale                               $    99,532          $   111,035
   Short term investments, at cost                                                   31,267              179,878
   Equity investment in reinsurance company, at fair value                          120,288                    -
   Cash & cash equivalents                                                            6,895                6,661
                                                                                -----------          -----------
Total investments and cash                                                          257,982              297,574
Investments in subsidiaries                                                       1,700,973            1,173,128
Accrued investment income                                                             1,699                1,412
Note receivable from subsidiary                                                           -              100,000
                                                                                -----------          -----------
Total Assets                                                                    $ 1,967,549          $ 1,578,775
                                                                                ===========          ===========


Liabilities:
Notes and bank loans payable                                                      $ 150,000            $ 150,000
Contribution payable to subsidiaries                                                 68,366              100,000
Minority interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated
    debentures of the Company                                                        84,630               87,630
Other liabilities                                                                    15,623                9,460
                                                                                -----------          -----------
Total Liabilities                                                                   318,619              347,090
                                                                                -----------          -----------


Shareholders' Equity:
Series A Preference Shares: $1.00 par value - 6,000,000 shares authorized,
    issued, and outstanding at December 31, 2002 and 2001                           150,000              150,000
Common Shares and additional paid-in capital: $1.00 par value - authorized
    225,000,000 shares; issued and outstanding at December 31, 2002 -
    69,749,826 shares (2001 - 67,892,649 shares)                                    320,936              264,623
Unearned stock grant compensation                                                   (18,468)             (20,163)
Accumulated other comprehensive income                                               95,234               16,295
Retained earnings                                                                 1,094,333              814,269
                                                                                -----------          -----------
Total Shareholders' Equity                                                        1,642,035            1,225,024
                                                                                -----------          -----------
Total Liabilities and Shareholders' Equity                                      $ 1,960,654          $ 1,572,114
                                                                                ===========          ===========

                              SCHEDULE II (CONT'D.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           RENAISSANCERE HOLDINGS LTD.
                              STATEMENTS OF INCOME
                                (PARENT COMPANY)

                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                               Years Ended December 31,
                                                                         2002            2001            2000

Revenues
Net investment income                                                 $   1,736       $   2,068       $  11,122
Other income                                                                559               -               -
                                                                      ---------       ---------       ---------
Total revenues                                                            2,295           2,068          11,122
                                                                      ---------       ---------       ---------

Expenses
Interest expense                                                          9,694           5,014          14,129
Corporate expenses                                                       11,742           8,632           2,553
                                                                      ---------       ---------       ---------
Total expenses                                                           21,436          13,646          16,682
                                                                      ---------       ---------       ---------
Loss before equity in net income of subsidiaries & taxes                (19,141)        (11,578)         (5,560)
Equity in net income of subsidiaries                                    403,744         184,846         140,370
                                                                      ---------       ---------       ---------
Net income before taxes and minority interest                           384,603         173,268         134,810
Minority interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior
    subordinated debentures of the Company                               (7,605)         (7,484)         (7,582)
                                                                      ---------       ---------       ---------
Net income                                                              376,998         165,784         127,228
Income tax expense                                                            -               -               -
                                                                      ---------       ---------       ---------
Net income                                                              376,998         165,784         127,228
Dividends on preference shares                                          (12,184)         (1,418)              -
                                                                      ---------       ---------       ---------
Net income available to Common Shareholders                           $ 364,814       $ 164,366       $ 127,228
                                                                      =========       =========       =========

                              SCHEDULE II (CONT'D.)

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(CONTINUED)
                           RENAISSANCERE HOLDINGS LTD.
                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                         Years Ended December 31,
                                                                   2002            2001            2000
                                                                ---------       ---------       ---------
Cash flows applied to operating activities:
Net income                                                      $ 376,998       $ 165,784       $ 127,228
Less: equity in net income of subsidiaries                        403,744         184,846         140,370
                                                                ---------       ---------       ---------
                                                                  (26,746)        (19,062)        (13,142)
Other, net                                                         18,299          (2,904)         12,436
                                                                ---------       ---------       ---------
Net cash applied to operating activities                           (8,447)        (21,966)           (706)
                                                                ---------       ---------       ---------

Cash flows provided by (applied to) investing activities:
    Contributions to subsidiary                                  (377,846)       (381,333)        (11,995)
    Proceeds from maturities and sales of investments             218,949         148,413         450,095
    Purchase of investments available for sale                   (203,770)       (238,149)       (328,022)
    Net sales (purchases) of short-term investments               148,611        (179,878)              -
    Equity investment in reinsurance company                      (84,199)              -               -
    Dividends from subsidiaries                                   261,159         178,631          91,528
    Note receivable from subsidiary                               100,000               -               -
                                                                ---------       ---------       ---------
Net cash provided by (applied to) investing activities             62,904        (472,316)        201,606
                                                                ---------       ---------       ---------

Cash flows provided by (applied to) financing activities:
    Issuance of debt                                                    -         148,868               -
    Repayment of debt                                                              (8,000)       (192,000)
    Dividends paid on Common Shares                               (39,039)        (32,801)        (29,228)
    Dividends paid on Preference Shares                           (12,184)         (1,418)              -
    Purchase of Capital Securities                                 (3,000)              -          (1,510)
    Issuance (purchase) of Common Shares                                -         247,481         (25,107)
    Issuance of Prefence Shares                                         -         145,275               -
                                                                ---------       ---------       ---------
Net cash provided by (applied to) financing activities            (54,223)        499,405        (247,845)
                                                                ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                  234           5,123         (46,945)
Cash and Cash Equivalents, beginning of year                        6,661           1,538          48,483
                                                                ---------       ---------       ---------
Cash and Cash Equivalents, end of year                          $   6,895       $   6,661         $ 1,538
                                                                =========       =========       =========

                                  SCHEDULE III

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                      (THOUSANDS OF UNITED STATES DOLLARS)


                            December 31, 2002                                    Year ended December 31, 2002
                   -----------------------------------    ------------------------------------------------------------------------
                                 Future
                                 Policy
                                Benefits,
                    Deferred   Losses and                                                      Amortization
                     Policy    Claims and                                           Benefits,  of Deferred
                   Acquisition   Claims                                   Net        Claims,      Policy      Other
                    Operating   Premiums      Unearned     Premium    Investment   Losses and   Settlement  Acquisition     Net
                     Costs      Expenses      Premiums     Revenue      Income      Expenses      Costs       Expenses    Written
Reinsurance         $ 16,388    $ 707,036    $ 167,345    $ 667,926    $       -    $ 249,316    $ 70,698    $ 39,264    $ 696,610
Individual Risk       39,465       97,759      164,640       92,979            -       40,209      24,946       9,895      227,101
Other                      -            -            -            -      104,098            -           -           -            -
                    --------    ---------    ---------    ---------    ---------    ---------    --------    --------    ---------
Total               $ 55,853    $ 804,795    $ 331,985    $ 760,905    $ 104,098    $ 289,525    $ 95,644    $ 49,159    $ 923,711
                    ========    =========    =========    =========    =========    =========    ========    ========    =========

                            December 31, 2001                                    Year ended December 31, 2001
                   -----------------------------------    ------------------------------------------------------------------------
                                 Future
                                 Policy
                                Benefits,
                    Deferred   Losses and                                                      Amortization
                     Policy    Claims and                                           Benefits,  of Deferred
                   Acquisition   Claims                                   Net        Claims,      Policy      Other
                    Operating   Premiums      Unearned     Premium    Investment   Losses and   Settlement  Acquisition     Net
                     Costs      Expenses      Premiums     Revenue      Income      Expenses      Costs       Expenses    Written
Reinsurance         $  9,692    $ 500,120    $ 104,338    $ 325,223    $       -    $ 152,341    $ 44,029    $ 28,038    $ 326,680
Individual Risk        3,122       72,757       20,715        7,842            -       (2,424)      1,330      10,565       12,867
Other                      -            -            -            -       75,156            -           -           -            -
                    --------    ---------    ---------    ---------    ---------    ---------    --------    --------    ---------
Total               $ 12,814    $ 572,877    $ 125,053    $ 333,065    $  75,156    $ 149,917    $ 45,359    $ 38,603    $ 339,547
                    ========    =========    =========    =========    =========    =========    ========    ========    =========

                            December 31, 2000                                    Year ended December 31, 2000
                   -----------------------------------    ------------------------------------------------------------------------
                                 Future
                                 Policy
                                Benefits,
                    Deferred   Losses and                                                      Amortization
                     Policy    Claims and                                           Benefits,  of Deferred
                   Acquisition   Claims                                   Net        Claims,      Policy      Other
                    Operating   Premiums      Unearned     Premium    Investment   Losses and   Settlement  Acquisition     Net
                     Costs      Expenses      Premiums     Revenue      Income      Expenses      Costs       Expenses    Written
Reinsurance         $  6,082    $ 296,378    $  93,759    $ 261,167    $       -    $ 105,542    $ 40,785    $ 27,954    $ 287,941
Individual Risk        2,517      107,233       18,782        6,514            -        3,062      (2,255)     10,000        5,362
Other                      -            -            -            -       77,868            -           -           -            -
                    --------    ---------    ---------    ---------    ---------    ---------    --------    --------    ---------
Total               $  8,599    $ 403,611    $ 112,541    $ 267,681    $  77,868    $ 108,604    $ 38,530    $ 37,954    $ 293,303
                    ========    =========    =========    =========    =========    =========    ========    ========    =========

                                   SCHEDULE IV

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                                   REINSURANCE
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                                                                  Percentage
                                                                         Ceded to       Assumed                    of Amount
                                                             Gross         Other      From Other                   Assumed to
                                                            Amounts      Companies     Companies    Net Amount        Net
Year ended December 31, 2002
        Property Premiums Written                          $ 282,579     $ 271,563     $ 912,695     $ 923,711           99%
                                                           =========     =========     =========     =========     =========

Year ended December 31, 2001
        Property Premiums Written                          $  49,957     $ 161,774     $ 451,364     $ 339,547          133%
                                                           =========     =========     =========     =========     =========

Year ended December 31, 2000
        Property Premiums Written                          $  50,186     $ 139,699     $ 382,816     $ 293,303          131%
                                                           =========     =========     =========     =========     =========

                                   SCHEDULE VI

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                             (DOLLARS IN THOUSANDS)

                                        Deferred     Reserve for
                                         Policy     Unpaid Claims                                                    Net
                                       Acquisition    and Claim     Discount, if     Unearned        Earned       Investment
Affiliation with Registrant              Costs         Expenses     any, deducted    Premiums       Premiums        Income
                                         -----         --------     -------------    --------       --------        ------
Consolidated Subsidiaries

     Year ended December 31, 2002       $ 55,853      $ 804,795      $        -      $ 331,985      $ 760,905      $ 104,098
                                        ========      =========      ==========      =========      =========      =========
     Year ended December 31, 2001       $ 12,814      $ 572,877      $        -      $ 125,053      $ 333,065      $  75,156
                                        ========      =========      ==========      =========      =========      =========
     Year ended December 31, 2000       $  8,599      $ 403,611      $        -      $ 112,541      $ 267,681      $  77,868
                                        ========      =========      ==========      =========      =========      =========

                                                                             Amortization
                                                                             of Deferred
                                         Claims and Claim Expense Incurred     Policy       Paid Claim and
Affiliation with Registrant                         Related to               Acquisition        Claims       Net Premiums
                                           Current Year      Prior Year         Costs          Expenses         Written
                                           ------------      ----------         -----          --------         -------

Consolidated Subsidiaries

     Year ended December 31, 2002            $ 291,520        $  (1,995)       $ 95,644        $ 73,163        $ 923,711
                                             =========        =========        ========        ========        =========
     Year ended December 31, 2001            $ 165,914        $ (15,997)       $ 45,359        $ 31,610        $ 339,547
                                             =========        =========        ========        ========        =========
     Year ended December 31, 2000            $ 100,168        $   8,436        $ 38,530        $ 46,503        $ 293,303
                                             =========        =========        ========        ========        =========

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

                           RenaissanceRe Holdings Ltd.

EXHIBITS
--------

1.       The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Report.

2.       The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as part of this Report.

3.1      Memorandum of Association.*

3.2      Amended and Restated Bye-Laws.++++++

3.3      Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.++

4.1      Specimen Common Share certificate.*

10.1     RenaissanceRe Holdings Ltd. Restricted Stock Plan.*

10.2     Fifth Amended and Restated Employment Agreement, dated as of November 8, 2002, between RenaissanceRe Holdings
         Ltd. and James N. Stanard.

10.3     Amended and Restated Employment Agreement, dated as of November 8, 2002, between RenaissanceRe Holdings Ltd.
         and John M. Lummis.

10.4     Amended and Restated Employment Agreement, dated as of November 8, 2002, between Renaissance Reinsurance Ltd.
         and William I. Riker.

10.5     Amended and Restated Employment Agreement, dated as of November 8, 2002, between Renaissance Reinsurance Ltd.
         and David A. Eklund.

10.6     Employment Agreement, dated as of November 8, 2002, between Renaissance Reinsurance Ltd. and John D.
         Nichols.

10.7     Credit Agreement between Renaissance U.S. Holdings, Inc., the Lenders named therein, and Bank of America
         National Trust and Savings Association as Administrative Agent, dated as of June 24, 1998.+++

10.8     First Amendment to Credit Agreement between Renaissance U.S. Holdings Inc. the Lenders named therein, and Bank of America National Trust and Savings Association as Administrative Agent, dated as of December 31, 1998.#

10.9     Credit Agreement, dated as of October 5, 1999, among RenaissanceRe Holdings Ltd., various financial institutions which are, or may become, parties thereto (the "Lenders"), Deutsche Bank AG, as LC Issuer and
         Syndication Agent, Fleet National Bank, as Co-Agents, and Bank of America, National Association, as
         Administrative Agent for the Lenders.++++

10.10    First Amendment Agreement, dated as of September 22, 2000, to the Credit Agreement, among RenaissanceRe Holdings
         Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America,
         National Association, as Administrative Agent for the Lenders.

10.11    Second Amendment Agreement, dated as of August 20, 2001, to the Credit Agreement, among RenaissanceRe Holdings
         Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America,
         National Association, as Administrative Agent for the Lenders.






10.12    Third Amendment Agreement, dated as of December 14, 2001, to the Credit Agreement, among RenaissanceRe Holdings
         Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America,
         National Association, as Administrative Agent for the Lenders.

10.13    Fourth Amendment Agreement, dated as of March 22, 2002, to the Credit Agreement, among RenaissanceRe Holdings
         Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America,
         National Association, as Administrative Agent for the Lenders.

10.14    Accession Agreement dated as of November 8, 1999, among RenaissanceRe Holdings Ltd. (the "Borrower"), Bank of
         America, National Association, as Administrative Agent (the "Administrative Agent"), Deutsche Bank AG, New York
         Branch, as LC Issuer (the "LC Issuer") and Mellon Bank, N.A., relating to the Credit Agreement dated as of
         October 5, 1999, among the Borrower, certain financial institutions which are signatories thereto, the LC Issuer and the Administrative Agent.##

10.15    Credit Agreement, dated as of April 19, 2002, among DaVinciRe Holdings Ltd. and Citibank, N.A.++++

10.16    RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.****

10.17    Amendment No. 3 to the RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan,
         dated May 4, 2001.###

10.18    RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.***

10.19    Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.**

10.20    Guaranty Agreement, dated June 23, 1997, between RenaissanceRe Holdings Ltd. and The Bank of America.+

10.21    Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among
         RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York
         (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.@

10.22    Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York,
         as Debenture Trustee.@

10.23    Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings
         Ltd. and The Bank of New York, as Trustee.@

10.24    Registration Rights Agreement, dated March 7, 1997, among RenaissanceRe Holdings Ltd., the Trust, Merrill
         Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc.@

10.25    Guaranty, dated as of June 24, 1998, among RenaissanceRe Holdings, Ltd., as Guarantor, and Bank of America
         National Trust & Savings Association.+++

10.26    Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance
         Reinsurance Ltd. and Fleet National Bank.  Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank. ####

10.27    Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.@@






10.28    Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.@@@@@@

10.29    Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust
         Company, as Trustee.@@@

10.30    First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between
         RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.@@@

10.31    Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company
         Americas (f/k/a Bankers Trust Company, dated as of January 31, 2003).@@@@@

10.32    Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum
         Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.**

10.33    First Amendment to the Investment Agreement by and among Platinum Holdings Ltd., The St. Paul Companies, and
         RenaissanceRe Holdings Ltd., dated as of November 1, 2002.@@@@

10.34    Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of
         November 1, 2002.@@@@

10.35    Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings,
         Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.@@@@

10.36    Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe
         Holdings Ltd., dated as of November 1, 2002.@@@@

10.37    Reimbursement Agreement, dated as of December 20, 2002, among Renaissance Reinsurance Ltd., Renaissance
         Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., Timicuan Reinsurance Ltd.,
         RenaissanceRe Holdings Ltd., the Lenders named therein, Wachovia Bank, National Association, National
         Australia Bank, Ltd., ING Bank N.V., London Branch, and Barclays Bank PLC.

10.38    Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.

21.1     List of Subsidiaries of the Registrant.

23.1     Consent of Ernst & Young.

99.1     Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*        Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd.
         (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

**       Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No.
         333-90758) dated July 19, 2002.

***      Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No.
         333-90758) dated July 19, 2002.






****     Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No.
         333-90758) dated July 19, 2002.

@        Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the
         Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997.

@@       Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the
         Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

@@@      Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the
         Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

@@@@     Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the
         Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

@@@@@    Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the
         Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

@@@@@@   Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the
         Commission on February 2, 2003, relating to certain events which occurred on January 30, 2003.

+        Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997, filed with the Commission on October 22, 1997.

++       Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended
         March 31, 1998, filed with the Commission on May 14, 1998.

+++      Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended
         June 30, 1998, filed with the Commission on August 4, 1998.

++++     Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999, filed with the Commission on November 15, 1999

+++++    Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended
         March 31, 2002, filed with the Commission on May 15, 2002.

++++++   Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended
         June 30, 2002, filed with the Commission on August 4, 2002.

#        Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended
         December 31, 1998, filed with the Commission on March 31, 1999.

##       Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended
         December 31, 1999, filed with the Commission on March 30, 2000.

###      Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended
         December 31, 2001 filed with the Commission on April 1, 2002. (a) Financial Statements and Exhibits.