Form 10-Q
period 2003-03-31
RENAISSANCERE HOLDINGS LTD
filed 2003-05-15
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM        ______________ TO ______________

                       Commission file number: 34-0-26512

                           RENAISSANCERE HOLDINGS LTD.
                           ---------------------------

             (Exact name of registrant as specified in its charter)

BERMUDA                                     98-014-1974
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

     The number of outstanding shares of RenaissanceRe Holding Ltd.'s common stock, par value US $1.00 per share, as of March 31, 2003 was 69,839,702.

     Total number of pages in this report:  29

                           RENAISSANCERE HOLDINGS LTD.

                               INDEX TO FORM 10-Q


PART I -- FINANCIAL INFORMATION

     ITEM 1 -- Financial Statements

                   Consolidated Balance Sheets as at March 31, 2003                        3
                   (Unaudited) and December 31, 2002

                   Unaudited Consolidated Statements of Income for                         4
                   the three month periods ended March 31, 2003 and 2002

                   Unaudited Consolidated Statements of Changes in Shareholders'           5
                   Equity for the three month periods ended March 31, 2003 and 2002

                   Unaudited Consolidated Statements of Cash Flows                         6
                   for the three month periods ended March 31, 2003 and 2002

                   Notes to Unaudited Consolidated Financial Statements                    7

     ITEM 2 -- Management's Discussion and Analysis of Results of Operations              11
                 and Financial Condition

     ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk                 25

     ITEM 4 -- Disclosure Controls and Procedures                                         25

PART II -- OTHER INFORMATION                                                              26

     ITEM 1 -- Legal Proceedings
     ITEM 2 -- Changes in Securities and Use of Proceeds
     ITEM 3 -- Defaults Upon Senior Securities
     ITEM 4 -- Submission of Matters to a Vote of Security Holders
     ITEM 5 -- Other Information
     ITEM 6 -- Exhibits and Reports on Form 8-K

Signature -- RenaissanceRe Holdings Ltd.                                                  27

Certification -- Chief Executive Officer, RenaissanceRe Holdings Ltd.                     28

Certification -- Chief Financial Officer, RenaissanceRe Holdings Ltd.                     29


PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (in thousands of United States Dollars, except per share amounts)

                                                                                               AS AT
                                                                              -----------------------------------------
                                                                               MARCH 31, 2003         DECEMBER 31, 2002
                                                                              ----------------        -----------------
                                                                                (Unaudited)              (Audited)
ASSETS
Fixed maturity investments available for sale, at fair value
  (Amortized cost $2,458,937 and $2,153,715 at March 31, 2003 and
  December 31, 2002, respectively)                                            $      2,521,244        $       2,221,109

Short term investments                                                                 922,444                  570,497
Other investments                                                                      140,947                  129,918
Equity investment in reinsurance company at fair value
   (Cost $84,199 at March 31, 2003 and December 31, 2002)                              117,914                  120,288
Cash and cash equivalents                                                               99,389                   87,067
                                                                              ----------------        -----------------
       Total investments and cash                                                    3,801,938                3,128,879
Premiums receivable                                                                    474,523                  199,449
Ceded reinsurance balances                                                              96,976                   73,360
Losses recoverable                                                                     178,593                  199,533
Accrued investment income                                                               25,212                   25,833
Deferred acquisition costs                                                              89,084                   55,853
Other assets                                                                            70,205                   62,829
                                                                              ----------------        -----------------
     TOTAL ASSETS                                                             $      4,736,531        $       3,745,736
                                                                              ================        =================

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for claims and claim expenses                                         $        874,092        $         804,795
Reserve for unearned premiums                                                          682,649                  331,985
Debt                                                                                   375,000                  275,000
Reinsurance balances payable                                                           185,168                  146,732
Net payable for investments purchased                                                  210,653                   24,734
Other                                                                                   59,118                   72,279
                                                                              ----------------        -----------------
     TOTAL LIABILITIES                                                               2,386,680                1,655,525
                                                                              ----------------        -----------------

Minority Interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated
   debentures of the Company                                                            84,630                   84,630
Minority Interest - DaVinci                                                            382,953                  363,546

SHAREHOLDERS' EQUITY
Preference Shares                                                                      250,000                  150,000
Common shares and additional paid-in capital                                           301,121                  320,936
Unearned stock grant compensation                                                         --                    (18,468)
Accumulated other comprehensive income                                                  96,005                   95,234
Retained earnings                                                                    1,235,142                1,094,333
                                                                              ----------------        -----------------

     TOTAL SHAREHOLDERS' EQUITY                                                      1,882,268                1,642,035
                                                                              ----------------        -----------------
     TOTAL LIABILITIES, MINORITY INTEREST, AND
     SHAREHOLDERS' EQUITY                                                     $      4,736,531        $       3,745,736
                                                                              ================        =================

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
        (in thousands of United States Dollars, except per share amounts)

                                                                                             2003                   2002
                                                                                        --------------         --------------
REVENUES
     Gross premiums written                                                             $      685,167         $      460,834
                                                                                        ==============         ==============

     Net premiums written                                                               $      590,370         $      379,096
     Increase in unearned premiums                                                            (326,896)              (228,788)
                                                                                        --------------         --------------
     Net premiums earned                                                                       263,474                150,308
     Net investment income                                                                      28,150                 22,783
     Net foreign exchange gains (losses)                                                         3,951                 (1,950)
     Other income                                                                                5,505                  8,129
     Net realized gains on investments                                                          24,396                    686
                                                                                        --------------         --------------

     TOTAL REVENUES                                                                            325,476                179,956
                                                                                        --------------         --------------
EXPENSES
     Claims and claim expenses incurred                                                         82,780                 43,118
     Acquisition expenses                                                                       42,133                 18,549
     Operational expenses                                                                       14,907                 10,663
     Corporate expenses                                                                          3,468                  2,690
     Interest expense                                                                            4,499                  2,714
                                                                                        --------------         --------------

     TOTAL EXPENSES                                                                            147,787                 77,734
                                                                                        --------------         --------------
Income before minority interest and taxes and change
     in accounting principle                                                                   177,689                102,222
Minority Interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the
     Company                                                                                     1,455                  1,833
Minority interest - DaVinci                                                                     20,885                  9,477
                                                                                        --------------         --------------
Income before taxes and change in accounting principle                                         155,349                 90,912
Income tax benefit (expense)                                                                        55                   (596)
Cumulative effect of a change in accounting
      principle                                                                                   --                   (9,187)
                                                                                        --------------         --------------

     NET INCOME                                                                                155,404                 81,129
Dividends on Preference Shares                                                                   4,119                  3,038
                                                                                        --------------         --------------
     NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                        $      151,285         $       78,091
                                                                                        ==============         ==============

Earnings per Common Share - basic                                                       $         2.21         $         1.17
Earnings per Common Share - diluted                                                     $         2.14         $         1.12


   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                             2003                 2002
                                                                       ----------------    ----------------
Preference Shares
      Balance -- January 1                                             $        150,000             150,000
      Issuance of Preference Shares                                             100,000                --
                                                                       ----------------    ----------------
      Balance -- March 31                                              $        250,000    $        150,000
                                                                       ----------------    ----------------

Common Stock & additonal paid-in capital
      Balance -- January 1                                                      320,936             264,623
      Exercise of options, and issuance of stock and restricted
      stock awards                                                                 (256)             (1,407)
      Miscellaneous offering expenses                                            (1,091)                (43)
      Reversal of unearned stock grant compensation                             (18,468)               --
                                                                       ----------------    ----------------
      Balance -- March 31                                                       301,121             263,173
                                                                       ----------------    ----------------
Unearned stock grant compensation
      Balance -- January 1                                                      (18,468)            (20,163)
      Reversal of unearned stock grant compensation                              18,468                --
      Restricted stock grants awarded, net                                         --                   212
      Amortization                                                                 --                 1,983
                                                                       ----------------    ----------------
      Balance -- March 31                                                          --               (17,968)
                                                                       ----------------    ----------------
Accumulated other comprehensive income
      Balance -- January 1                                                       95,234              16,295
      Net unrealized gains (losses) on securities, net of
           adjustment (see disclosure)                                              771             (10,292)
                                                                       ----------------    ----------------
      Balance -- March 31                                                        96,005               6,003
                                                                       ----------------    ----------------
Retained earnings
      Balance -- January 1                                                    1,094,333             814,269
      Net income                                                                155,404              81,129
      Dividends paid on Common Shares                                           (10,476)             (9,656)
      Dividends paid on Preference Shares                                        (4,119)             (3,038)
                                                                       ----------------    ----------------
      Balance -- March 31                                                     1,235,142             882,704
                                                                       ----------------    ----------------

Total Shareholders' Equity                                             $      1,882,268    $      1,283,912
                                                                       ================    ================

COMPREHENSIVE INCOME
Net income                                                             $        155,404    $         81,129
Other comprehensive income (loss)                                                   771             (10,292)
                                                                       ----------------    ----------------
Comprehensive income                                                   $        156,175    $         70,837
                                                                       ================    ================
DISCLOSURE REGARDING NET UNREALIZED GAINS (LOSSES)
Net unrealized holding gains (losses) arising during period            $         25,167    $         (9,606)
Net realized gains included in net income                                       (24,396)               (686)
                                                                       ----------------    ----------------
Change in net unrealized gains (losses) on securities                  $            771    $        (10,292)
                                                                       ================    ================

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                              2003                  2002
                                                                       ------------------    ------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

      Net income                                                       $          155,404    $           81,129

      ADJUSTMENTS TO RECONCILE NET INCOME TO NET
           CASH PROVIDED BY OPERATING ACTIVITIES

           Amortization and depreciation                                            3,291                 1,855
           Net realized investment gains                                          (24,396)                 (686)
           Minority interest                                                       20,885                 9,477
           Change in:
                   Reinsurance balances, net                                     (236,638)             (225,955)
                   Ceded reinsurance balances                                     (23,616)              (36,138)
                   Deferred acquisition costs                                     (33,231)              (29,531)
                   Reserve for claims and claim expenses, net                      90,237                41,614
                   Reserve for unearned premiums                                  350,664               277,744
                   Other                                                          (19,365)                8,606
                                                                       ------------------    ------------------

                   NET CASH PROVIDED BY OPERATING ACTIVITIES                      283,235               128,115
                                                                       ------------------    ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Net purchases of short-term investments                                    (351,947)               95,537
      Net purchases of other investments                                          (11,029)                 --
      Proceeds from sales of investments                                        2,353,214               872,779
      Purchases of investments available for sale                              (2,442,550)           (1,163,965)
                                                                       ------------------    ------------------

                   NET CASH USED IN INVESTING ACTIVITIES                         (452,312)             (195,649)
                                                                       ------------------    ------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
      Dividends paid - common shares                                              (10,476)               (9,656)
      Dividends paid - preference shares                                           (4,119)               (3,038)
      Sale of preference shares                                                    96,850                  --
      Minority interests                                                             --                  22,000
      Issuance of senior debt                                                      99,144                  --
                                                                       ------------------    ------------------

                   NET CASH PROVIDED BY FINANCING ACTIVITIES                      181,399                 9,306
                                                                       ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               12,322               (58,228)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     87,067               139,715
                                                                       ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $           99,389    $           81,487
                                                                       ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

1. The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its wholly-owned subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Stonington Insurance Company ("Stonington"), Lantana Insurance Ltd. ("Lantana"), Renaissance U.S. Holdings, Inc. ("Renaissance U.S."), RenaissanceRe Capital Trust (the "Trust") and Renaissance Underwriting Managers, Ltd. ("Renaissance Managers"). DaVinciRe Holdings Ltd. ("DaVinciRe"), a partially-owned subsidiary, is also consolidated into the Company's financial statements.

     RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company," and references herein to "our", "we", or "us" refer to the Company. All intercompany transactions and balances have been eliminated on consolidation.

     The Company's principal products are property catastrophe reinsurance and specialty reinsurance, principally provided through Renaissance Reinsurance, and individual risk insurance, principally provided by Glencoe, Stonington and Lantana, through individual risk selection and by providing coverage to insurance companies on a quota share basis. The Company acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs on behalf of joint ventures, including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). DaVinciRe and DaVinci were formed in October 2001 with other equity investors. The Company owns a minority equity interest in, but controls a majority of the outstanding voting shares of, DaVinciRe.

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

2. The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third-party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $71.0 million and $45.6 million for the three month periods ended March 31, 2003 and 2002, respectively. Other than loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to other reinsurance contracts.

     Total recoveries netted against claims and claim expenses incurred for the three months ended March 31, 2003 were $5.4 million compared to $14.0 million for the three months ended March 31, 2002.

3. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In the second quarter of 2002, the Company completed its initial impairment review in compliance with the transition provisions of SFAS 142 and, as a result, the Company decided to record goodwill at zero value, the low end of an estimated range of values, and record a write-off of $9.2 million. In accordance with the provisions of SFAS 142, this is required to be recorded as a cumulative effect of a change in accounting principle in the statement of income and is required to be recorded as if this adjustment was recorded in the first quarter of 2002.

4. During 2002, the Company changed its policy regarding the classification of certain investments previously recorded as cash and cash equivalents. These investments were reclassified to short-term investments to more appropriately reflect the Company's investment strategy regarding those assets.

5. For the three month period ended March 31, 2003, the Company paid interest of $4.5 million on its outstanding loans and 7% Senior Notes. For the same period in the previous year the Company paid interest of $2.7 million on its outstanding loans. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Capital Resources and Shareholders' Equity" for further discussion.

6. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per share (see Note 7 below):


------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended March 31,
                                                                               2003                      2002
------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
------------------------------------------------------------------------------------------------------------------
Numerator:
              Net income available to common shareholders                  $     151,285             $     78,091
                                                                           ==============            =============

Denominator:
              Denominator for basic earnings per common share -
                          Weighted average common shares                      68,593,154               66,787,596
              Per common share equivalents of employee stock
                          Options and restricted shares                        1,971,133                2,999,691
                                                                           --------------            -------------
              Denominator for diluted earnings per common share -
                          Adjusted weighted average common shares and
                          assumed conversions                                 70,564,287               69,787,287
                                                                           ==============            =============

              Basic earnings per common share                              $        2.21             $       1.17
              Diluted earnings per common share                            $        2.14             $       1.12
------------------------------------------------------------------------------------------------------------------

7. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.15 per share to shareholders of record on March 3, 2003. During the second quarter of 2002, RenaissanceRe effected a three-for-one stock split through a stock dividend of two additional common shares for each common share owned. All of the share and per share information provided in this 10-Q is presented as if the stock dividend had occurred for all periods presented.

8. Effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for all stock-based employee compensation granted, modified or settled after January 1, 2003. Under the fair value recognition provisions of SFAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the vesting period. Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock compensation. No option related employee compensation cost was recorded in net income prior to January 1, 2003 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Under the prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, compensation cost recognized in 2003 includes all employee awards granted, modified, or settled after the beginning of the fiscal year. Results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

-----------------------------------------------------------------------------------------------------------
                                                                         Three months ended March 31,
                                                                       2003                        2002
                                                                   --------------            --------------
Net income, as reported                                            $     151,285             $       78,091
add: stock based employee compensation cost included in
       determination of net income                                         2,123                      1,917
less: fair value compensation cost under SFAS 123                          3,316                      4,592
                                                                   --------------            --------------

Pro forma net income                                               $     150,092             $       75,416
                                                                   ==============            ==============

Earnings per share
       Basic - as reported                                         $        2.21             $         1.17
       Basic - proforma                                            $        2.19             $         1.13

       Diluted - as reported                                       $        2.14             $         1.12
       Diluted - proforma                                          $        2.13             $         1.08
-----------------------------------------------------------------------------------------------------------

9. The Company has two reportable segments: reinsurance operations and individual risk operations. The reinsurance segment, which includes the results of DaVinci, primarily provides property catastrophe reinsurance and specialty reinsurance to selected insurers and reinsurers on a worldwide basis. During the third quarter of 2002, we renamed our primary segment "individual risk" to more accurately describe the risk characteristics of this business. We define our individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. The individual risk segment provides insurance both on a direct and on a surplus lines basis and also provides reinsurance on a quota share basis. Data for the three month periods ended March 31, 2003 and 2002 are as follows:

--------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 2003
(IN THOUSANDS OF U.S. DOLLARS)
                                             REINSURANCE (1)    INDIVIDUAL RISK (1)    OTHER (2)     TOTAL
                                            ------------------------------------------------------------------
Gross premiums written                        $ 621,324          $  63,843,324         $     -    $  685,167
Net premiums written                            557,853                 32,517               -       590,370
Net Income                                      108,596                 15,058          27,631       151,285
                                            ------------------------------------------------------------------
Claims and claim expense ratio                     28.4%                  41.1%              -          31.4%
Expense ratio                                      17.4%                  35.1%              -          21.6%
                                            ------------------------------------------------------------------
Combined ratio                                     45.8%                  76.2%              -          53.0%
                                            ==================================================================
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 2002
(IN THOUSANDS OF U.S. DOLLARS)
                                             REINSURANCE (1)    INDIVIDUAL RISK (1)    OTHER (2)     TOTAL
                                            ------------------------------------------------------------------
Gross premiums written                         $   433,085          $     27,749       $     -    $  460,834
Net premiums written                               350,464                28,632             -       379,096
Net Income                                          76,541                 1,437           113        78,091
                                            ------------------------------------------------------------------
Claims and claim expense ratio                        28.4%                 32.5%            -          28.7%
Expense ratio                                         17.2%                 52.7%            -          19.4%
                                            ------------------------------------------------------------------
Combined ratio                                        45.6%                 85.2%            -          48.1%
                                            ==================================================================
--------------------------------------------------------------------------------------------------------------

     (1) - Income for the reinsurance and individual risk segments represents net underwriting income. Net underwriting income consists of net premiums earned less claims and claims expenses incurred, acquisition costs, and operational expenses.

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

     RenaissanceRe's U.S. subsidiaries and Lantana are subject to U.S. tax. The net deferred tax asset of $4.0 million is net of a $29.2 million valuation allowance. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (which expires during the period ranging from 2018 through 2022), subject to certain limitations.

11. In January 2003, the Company issued $100 million of 5.875% Senior Notes due February 15, 2013. Interest on the notes is payable on February 15 and August 15 of each year, commencing August 15, 2003. The notes can be redeemed by the Company prior to maturity subject to payment of a "make-whole" premium; however, the Company has no current intention of calling the notes. The notes, which are senior obligations of the Company, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries.

     In February 2003, the Company issued 4,000,000 $1.00 par value Series B preference shares at $25 per share. The shares may be redeemed at $25 per share at the Company's option on or after February 4, 2008. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 7.3%, commencing June 1, 2003 when, if, and as declared by the Board of Directors. If the Company submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, the Company may redeem the shares prior to February 4, 2008 at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2003 and 2002 and financial condition as of March 31, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

GENERAL

RenaissanceRe Holdings Ltd. was originally formed to provide reinsurance to cover the risk of natural and man-made catastrophes. We use sophisticated computer models to construct a superior portfolio of these coverages. We believe our disciplined underwriting approach, sophisticated risk models and management expertise have established us as a leader in businesses. We use our advanced proprietary modeling and management systems to seek to maximize our return on equity, subject to prudent risk constraints.

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

We have also experienced substantial growth in our individual risk business, which is written on an excess and surplus lines basis by Glencoe and Lantana, and on an admitted basis by Stonington. We define our individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our individual risk segment also provides reinsurance to other insureds on a quota share basis.

The individual risk business which Glencoe writes is primarily produced through three distribution channels; 1) Brokers - where Glencoe writes primary insurance through brokers on a risk-by-risk basis, 2) Program Managers - where Glencoe writes primary insurance through a small number of high quality, specialized program managers, who produce business under well defined underwriting guidelines, and provide related back-office functions; and 3) Quota Share Reinsurance - where Glencoe writes quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office functions. The underwriting responsibility is divided between us, focusing on catastrophe risk, and the primary insurer, focusing on other classes of risk.

In addition, we also manage property catastrophe reinsurance on behalf of two joint ventures. In 1999 we formed Top Layer Re with State Farm to provide high layer coverage for non-U.S. risks. Renaissance Reinsurance and State Farm each own 50% of Top Layer Re. We formed DaVinci in 2001 with State Farm and other private investors to write property catastrophe reinsurance side-by-side with Renaissance Reinsurance. We own a minority of DaVinci's outstanding equity but control a majority of its outstanding voting power, and accordingly, DaVinci's financial results are consolidated in our financial statements. We act as the exclusive underwriting manager for these joint ventures in return for management fees and a profit participation (such fees earned from DaVinci are eliminated in consolidation).

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For almost all property and casualty insurance and reinsurance companies, the most significant judgment made by management is the estimate of the claims and claim expense reserves. Claim reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially exceed or be materially less than such estimates. Such estimates are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation.

Adjustments to our prior year estimated claims reserves will impact our current year net income by increasing our net income if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income if the prior year estimated claims reserves prove to be insufficient. During the quarter ended March 31, 2003, changes to prior year estimated claims reserves had the following impact on our net income: during the first quarter of 2003, we reduced prior year estimated claims reserves by $11.7 million and accordingly, our net income was increased by $11.7 million; during the first quarter of 2002, we reduced prior year estimated claims reserves by $2.3 million, and accordingly our net income was increased by $2.3 million. Also see Financial Condition - Reserves for Claims and Claims Expenses.

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

Because any reserve estimate is simply an insurer's best estimate of its ultimate liability, and because there are numerous factors which affect reserves but can not be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable adjustments to our reserves, which we believe is partly attributable to this philosophy. Accordingly, it is possible that this philosophy will continue to produce favorable adjustments to our reserves in future years. However, we can not be certain that this will occur, as conditions and trends that have affected our reserve development in the past may not necessarily occur in the future.

All of our estimates are reviewed annually with an independent actuarial firm. We also review our assumptions and our methodologies on a quarterly basis. If we determine that our estimates need adjusting, such adjustments are recorded in the quarter in which they are identified. Although we believe we are cautious in our assumptions, and in the application of these methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. As of March 31, 2003, our IBNR reserves were $524.2 million, and a 5% change in such IBNR reserves would equate to a $26.2 million adjustment to claims and claim expenses incurred, which would represent 16.9% of our first quarter 2003 net income, and 1.4% of shareholders' equity as at March 31, 2003.

Other material judgments made by us are the estimates of potential impairments in asset valuations, particularly:

1)   potential uncollectible reinsurance recoverables; and
2)   impairments in our deferred tax asset.

To estimate reinsurance recoverables which might be uncollectible, our senior managers evaluate the financial condition of our reinsurers, on a reinsurer by reinsurer basis, both before purchasing the reinsurance protection from them and after the occurrence of a significant catastrophic event. As of March 31, 2003 and December 31, 2002, we have recorded recoverables of $190.2 million and $207.3 million, respectively, and a valuation allowance of $11.6 million and $7.8 million, respectively, based on specific facts and circumstances evaluated by management.

In estimating impairments to our deferred tax asset, we analyze the businesses which generated the deferred tax asset, and the businesses that will potentially utilize the deferred tax asset. Our deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable of our U.S. operating subsidiaries. However, due to the limited opportunities that previously existed in the U.S. primary insurance market, the U.S. insurance operations have not generated taxable income in the last few years. This calls into question the recoverability of the deferred tax asset. Although we retain the benefit of this asset through 2022, we have recorded a valuation allowance of $29.2 million as of March 31, 2003 compared to $27.7 million as of December 31, 2002. As of March 31, 2003 and December 31, 2002, the net balance of the deferred tax asset was $4.0 million and $4.0 million, respectively.

SUMMARY OF RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31,
2002

A summary of the significant components of our revenues and expenses are as follows:

---------------------------------------------------------------------------------------------------------
Quarter ended March 31,                                                              2003         2002
---------------------------------------------------------------------------------------------------------
       Net underwriting income - Renaissance                                       $  78,030    $ 61,428
       Net underwriting income - DaVinci                                              30,566      15,113
                                                                               --------------------------
            Total underwriting income - Reinsurance (1)                              108,596      76,541
       Net underwriting income - Indivdual Risk (1)                                   15,058       1,437
       Other income                                                                    5,505       8,129
       Investment income                                                              28,150      22,783
       Interest and preferred share dividends                                        (10,073)     (7,585)
       Corporate expenses, taxes and other                                               538      (5,236)
       Minority Interest - DaVinci                                                   (20,885)     (9,477)
                                                                               --------------------------
       Net income before realized gains and change in accounting principle           126,889      86,592
       Net realized gains                                                             24,396         686
       Cumulative effect of a change in accounting principle                               -      (9,187)
                                                                               --------------------------
       Net income available to common shareholders                                 $ 151,285    $ 78,091
                                                                               ==========================

       Net income before realized gains and change in accounting principle
           per common share - diluted                                              $    1.80    $   1.24
       Net income per common share - diluted                                       $    2.14    $   1.12

(1)    Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.
---------------------------------------------------------------------------------------------------------

The $40.3 million increase in net income before realized gains and, in 2002, before change in accounting principle, in the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002, was primarily the result of the following items:

o a $16.6 million increase in underwriting income from our Renaissance reinsurance operations due primarily to an increase in net earned premiums to $151.3 million from $117.0 million, primarily due to our ability to capitalize on market opportunities, particularly our success with a number of large property catastrophe programs and our success in continuing to gain market share in our specialty reinsurance business, where we increased our gross written premiums by 84%. Also there was a relatively low level of property catastrophe losses during both the first quarter of 2003 and 2002, thereby increasing both quarters underwriting income by approximately $24 million, plus

o the $15.5 million increase in underwriting income from DaVinci due primarily to an increase in net earned premiums to $49.1 million from $23.6 million, primarily due to our ability to capitalize on market opportunities as discussed above, however after offsetting this with the $11.4 million increase related to the interests owned by other investors, the net increase to our net income was $4.1 million, plus

o a $13.6 million increase in underwriting income from our individual risk operations which resulted from the increase in our gross written premiums in our individual risk segment to $63.0 million in 2003 from $27.7 million in 2002, which was again the result of positive market conditions and our efforts to continue to increase premiums in this segment of our business, plus

o a net $5.8 million reduction in corporate expenses, taxes and other, which was primarily due an increase in foreign exchange gains of $5.9 million, plus

o a $5.4 million increase in net investment income, primarily due to an increase in our invested assets due to our strong cash flow from operations and the $196 million of net proceeds from the Series B Preference Shares and 5.875% Senior Notes sold in the first quarter of 2003, partially offset by a reduction in investment returns due to lower interest rates.

Net Income and Net Income before Realized Gains and Change in Accounting
------------------------------------------------------------------------
Principle
---------

Net income available to common shareholders rose 94% to $151.3 million, or $2.14 per common share, in the quarter, compared to $78.1 million, or $1.12 per share, for the same quarter of 2002. For the quarter ended March 31, 2003, net income before realized gains and, in 2002, before change in accounting principle, available to common shareholders was $126.9 million or $1.80 per common share, compared to $86.6 million or $1.24 per common share for the same quarter in 2002.

Gross Written Premiums

Gross Written Premiums for the first quarter of 2003 and 2002 were as follows:

-------------------------------------------------------------------------------
Quarter ended March 31,                        2003                  2002
                                     ------------------------------------------

Cat Premium
     Renaissance                               $ 308,719             $ 236,793
     DaVinci                                     106,816                95,269
                                     ------------------------------------------
          Total Cat Premium                      415,535               332,062
Renaissance Specialty Reinsurance                186,082               101,023
DaVinci Specialty Reinsurance                     19,707                     -
                                     ------------------------------------------
     Total Reinsurance                           621,324               433,085
Individual risk premiums                          63,843                27,749
                                     ------------------------------------------
Total gross written premiums                   $ 685,167             $ 460,834
                                     ==========================================
-------------------------------------------------------------------------------

Our premiums during the first quarter of 2003 increased primarily from:

1. our success in writing a number of large property catastrophe reinsurance programs;

2. our continuing focus and success on building our book of specialty reinsurance premiums; and

3. our continuing build-out of our individual risk operations, and our continued success in utilizing selected producers to assist us in growing this book of business.

We measure our penetration into the property catastrophe reinsurance market based on the amount of catastrophe premiums we write. For the quarter ended March 31, 2003, our total managed catastrophe premiums, representing catastrophe premiums we write on behalf of Renaissance Reinsurance and our joint ventures, were $464.7 million, compared with $370.4 million during the first quarter of 2002. Of this premium, $156.0 million was derived from DaVinci and Top Layer Re during the first quarter of 2003, compared with $133.6 million during the first quarter of 2002.

Underwriting Results
--------------------

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

The table below sets forth our combined ratio and components thereof by segment for the quarters ended March 31, 2003 and 2002:

-------------------------------------------------------------------------------------------------------------------
                                     REINSURANCE                INDIVIDUAL RISK                  TOTAL
                             --------------------------------------------------------------------------------------
QUARTER ENDED:                    31-Mar-03     31-Mar-02     31-Mar-03     31-Mar-02     31-Mar-03      31-Mar-02
                             --------------------------------------------------------------------------------------
Loss ratio                            28.4%         28.4%         41.1%         32.5%         31.4%          28.7%
Expense ratio                         17.4%         17.2%         35.1%         52.7%         21.6%          19.4%
                             --------------------------------------------------------------------------------------
Combined ratio                        45.8%         45.6%         76.2%         85.2%         53.0%          48.1%
-------------------------------------------------------------------------------------------------------------------

During the first quarter of 2003, there were relatively few loss events which were large enough to penetrate our property catastrophe reinsurance contracts, and accordingly our losses from our property catastrophe operations were only $16.8 million during the quarter, or a loss ratio of 14.1%. This compares with property catastrophe losses of $16.6 million during the first quarter of 2002, or a loss ratio of 15.3%.

We estimate our ultimate losses for our specialty reinsurance book of business by utilizing an actuarial technique known as the Bornhuetter-Ferguson technique. This technique requires us to make estimates regarding loss ratios of certain lines of business, as well as payment patterns of losses. In utilizing this technique, as an underwriting year matures, and as losses are reported, the dependence on initial estimates in setting loss reserves is reduced, and replaced with actual losses reported. During the first quarter of 2003, as our 2002 specialty reinsurance underwriting year matured, the losses which were reported to us were lower than our original estimates and, accordingly, we reflected a reduction of losses of $14.0 million and a corresponding increase to net income. In the future, we could continue to experience positive reserve development; however because of the inherent uncertainty with setting loss reserves, and the variability of factors which can affect loss reserves, there can be no assurance that we will continue to experience positive reserve development in the future.

The increase in our loss ratio for the individual risk business is primarily due to the fact that during 2002, our book of individual risk business was relatively small and accordingly small one time adjustments would cause the loss and expense ratios to fluctuate by wide percentages. As this book of business grows, we would expect that, absent major catastrophes, fluctuations in the loss and expense ratios associated with this segment of business will be moderated. For example, during the third and fourth quarters of 2002 this business produced loss ratios of 38.0% and 44.3%, respectively, and expense ratios of 33.9% and 37.4%, respectively.

Other Income
------------

Our other income is principally generated from our equity pick-up from our 50% ownership of Top Layer Re, the annual management fee we receive from Platinum Underwriters Holdings Ltd. ("Platinum"), the underwriting of contracts related to physical variables, and other miscellaneous activities.

We also generate fees from our joint venture with DaVinci; however, because DaVinci is consolidated in our financial statements, these fees are not reflected in other income, but are instead reflected in the underwriting profits of DaVinci consolidated in our results. We also receive fees from certain placements of structured quota share reinsurance agreements for participations in our property catastrophe book of business. These fees are also not reflected in other income, but instead are required to be reflected as reductions to acquisition costs and underwriting expenses.

The fee income, equity pick up and other items as reported in other income are detailed below. Also provided is a summary of all fees from joint venture relationships, including fee income, our profits earned on our capital at risk in the joint ventures and other items.

---------------------------------------------------------------------------------------------------------------------
                                                                                       QUARTERS ENDED
                                                                         --------------------------------------------
                                                                          MARCH 31, 2003            MARCH 31, 2002
                                                                         ------------------        ------------------
As Reported
Cat business - fee income                                                $           1,228         $           1,001
Cat business - equity pick up                                                        6,068                     3,990
Other items                                                                         (1,791)                    3,138
                                                                         ------------------        ------------------

Total other income - as reported                                         $           5,505         $           8,129
                                                                         ==================        ==================

Summary of all income from joint venture relationships (1)
----------------------------------------------------------
Cat business - fee income (2)                                            $          20,204         $           9,418
Cat business - profits earned from capital at risk in joint ventues                 17,702                     9,704
Other items                                                                         (1,791)                    3,138
                                                                         ------------------        ------------------

Total                                                                    $          36,115         $          22,260
                                                                         ==================        ==================

(1)  To reflect fee income and our portion of the equity earnings from DaVinci and other fee income on managed cat business.

(2)  Excludes fee income received on capital invested by RenaissanceRe.
---------------------------------------------------------------------------------------------------------------------

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." In the second quarter of 2002, the Company completed its initial impairment review in compliance with the transition provisions of SFAS 142 and, as a result, the Company decided to record goodwill at zero value, the low end of an estimated range of values, and wrote off the balance of its goodwill during the second quarter of 2002, which totaled $9.2 million. In accordance with the provisions of SFAS 142, this was required to be recorded as a cumulative effect of a change in accounting principle in the consolidated statement of income and was required to be recorded retroactive to January 1, 2002.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At March 31, 2003, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,003.4 million, and the amount of capital and surplus required to be maintained was $328.3 million. Our U.S. subsidiaries are also required to maintain certain measures of solvency and liquidity. At March 31, 2003, the statutory capital and surplus of our U.S. subsidiaries was $26.2 million and the amount of capital and surplus required to be maintained was $9.0 million. During the first quarter of 2003, Renaissance Reinsurance declared dividends to RenaissanceRe of $123.8 million compared to $40.5 million for the same period in 2002.

CASH FLOWS

Our operating subsidiaries have historically produced sufficient cash flows to meet their own expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $310.0 million revolving credit facility to meet additional capital requirements, if necessary.

Cash flows from operations in the first three months of 2003 were $283.2 million, which principally consisted of net income of $155.4 million, plus $350.7 million for increases in reserves for unearned premiums, plus $90.2 million for increases to net reserves for claims and claim expenses, partially offset by an increase of $236.6 in net reinsurance balances and an increase of $33.2 in deferred acquisition costs. The 2003 cash flows from operations were primarily utilized to invest in fixed income securities.

We have generated cash flows from operations in 2002 and the first quarter of 2003, significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance or individual risk segments, we will consider using such capital to invest in new opportunities.

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

During 2002 and continuing in the first quarter of 2003, we increased our specialty reinsurance and individual risk gross written premiums (See - "Premiums"). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates, as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

---------------------------------------------------------------------------
                                     As at March 31,   As at December 31,
                                          2003                2002
                                   ----------------------------------------

Gross reserves                               $ 874,092           $ 804,795
Recoverables                                   178,593             199,533
                                   ----------------------------------------
     Net reserves                            $ 695,499           $ 605,262
                                   ========================================
Shareholders' equity                         1,882,268           1,642,035
Gross reserves as a % of equity                  46.4%               49.0%
Net reserves as a % of equity                    37.0%               36.9%

---------------------------------------------------------------------------

For our reinsurance and individual risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of IBNR losses to us. Our case reserve and our estimates for IBNR reserves are based on
1) claims reports from insureds, 2) our underwriters' experience in setting claims reserves, 3) the use of computer models where applicable and 4) historical industry claims experience. Where necessary we will also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis.

During the three months ended March 31, 2003 we incurred net claims and claim expenses of $82.8 million and paid net losses of $7.4 million. Due to the high severity and low frequency of losses related to the property catastrophe insurance and reinsurance business, there can be no assurance that we will continue to experience this level of losses and/or recoveries. IBNR reserves at March 31, 2003 were $524.2 million compared with $462.9 million at December 31, 2002.

CAPITAL RESOURCES

Our total capital resources as at March 31, 2003 and December 31, 2002 were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,            December 31,
(in thousands of U.S. dollars)                                                          2003                   2002
---------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                                             $ 1,632,268            $ 1,492,035
Preference Shares                                                                           250,000                150,000
                                                                                  ------------------     ------------------
Total shareholders' equity                                                                1,882,268              1,642,035

7% senior notes - due 2008                                                                  150,000                150,000

5.875% senior notes - due 2013                                                              100,000                      -

Term loan and borrowed revolving credit facility payable (Renaissance U.S.)                  25,000                 25,000

DaVinci revolving credit facility - borrowed                                                100,000                100,000
Revolving Credit Facility - unborrowed (RenaissanceRe)                                      310,000                310,000

Minority interest - Company obligated mandatorily
   redeemable capital securities of a subsidiary trust                                       84,630                 84,630
---------------------------------------------------------------------------------------------------------------------------

TOTAL CAPITAL RESOURCES                                                                 $ 2,651,898            $ 2,311,665
                                                                                  ==================     ==================
---------------------------------------------------------------------------------------------------------------------------

During the first quarter of 2003, our capital resources increased primarily as a result of three items: 1) our net income of $151.3 million; 2) the issuance of $100 million of Series B Preference Shares; and 3) the issuance of $100 million of 5.875% Senior Notes.

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

Although we own a minority of the economic interest of DaVinci, we control a majority of its outstanding voting rights and, accordingly, DaVinci is consolidated in our financial statements; as a result, the replacement of $100 million of debt from RenaissanceRe with $100 million of debt from a third party has caused our reported consolidated debt to increase by $100 million. As of March 31, 2003, the full amount was outstanding under this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.34% during the first quarter of 2003. The credit agreement contains certain covenants requiring DaVinci to maintain a debt to capital ratio of 30% or below and a minimum net worth of $230 million. As at March 31, 2003, DaVinci was in compliance with the covenants of this agreement.

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

2. In February 2003, we issued 4,000,000 $1.00 par value Series B preference shares at $25 per share. The shares may be redeemed at $25 per share at our option on or after February 4, 2008. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 7.3%, commencing June 1, 2003 when, if, and as declared by the Board of Directors. If we submit a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, we may redeem the shares prior to February 4, 2008 at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company.

We maintain a $310 million revolving credit and term loan agreement with a syndicate of commercial banks. There was no outstanding balance as of March 31, 2003 and December 31, 2002. If we were to borrow under this agreement, the agreement contains certain financial covenants including requirements that consolidated debt to capital does not exceed a ratio of 0.35:1; consolidated net worth must exceed the greater of $175.0 million or 125% of consolidated debt; and 80% of invested assets must be rated BBB- by S&P or Baa3 by Moody's Investor Service or better.

Our subsidiary, Renaissance U.S., has a $10.0 million term loan and $15.0 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility are based upon a spread above LIBOR, and averaged 1.90% during the first quarter of 2003, compared to 2.15% during the same quarter in 2002. The related agreements contain certain financial covenants, including a covenant that RenaissanceRe, as principal guarantor, maintain a ratio of liquid assets to debt service of 4:1. The term loan and revolving credit facility has a mandatory repayment provision of $25 million in June 2003. During 2002, Renaissance U.S. repaid the third installment of $8.5 million in accordance with the terms of the loan. Renaissance U.S. was in compliance with all the covenants of this term loan and revolving loan facility as at March 31, 2003.

Our subsidiary, RenaissanceRe Capital Trust, has issued capital securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2002, RenaissanceRe repurchased $3.0 million of the Capital Securities. No Capital Securities were repurchased in the first quarter of 2003. RenaissanceRe has repurchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Trust consists of our junior subordinated debentures in an amount equal to the outstanding capital securities. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at December 31, 2002. The capital trust securities mature on March 1, 2027. Generally Accepted Accounting Principles do not allow these securities to be classified as a component of shareholders' equity, therefore, they are recorded as minority interest.

SHAREHOLDERS' EQUITY

During the first quarter of 2003, shareholders' equity increased by $240.2 million to $1.88 billion as of March 31, 2003, from $1.64 billion as of December 31, 2002. The significant components of the change in shareholders' equity included net income from continuing operations of $155.4 million and the issuance of $100 million of Series B Preference Shares, partially offset by dividends to common and preference shareholders of $14.6 million.

INVESTMENTS

At March 31, 2003, we held investments and cash totaling $3.8 billion (compared to $3.1 billion at December 31, 2002) with a net unrealized appreciation balance of $96.0 million. Our investment portfolio is subject to the risk of declines in realizable value. We attempt to mitigate this risk through diversification and active management of our portfolio.

The table below shows the aggregate amounts of our invested assets:

--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                       March 31, 2003               December 31, 2002
--------------------------------------------------------------------------------------------------------------------
Fixed maturity investments available for sale, at fair value                $2,521,244                   $2,221,100
Other investments                                                              140,947                      129,900
Short term investments                                                         922,444                      570,500
Equity investments in reinsurance company                                      117,914                      120,300
Cash and cash equivalents                                                       99,389                       87,100
--------------------------------------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                                       $3,801,938                   $3,128,900
--------------------------------------------------------------------------------------------------------------------

The $673.0 million growth in our portfolio of invested assets for the quarter ended March 31, 2003 resulted primarily from net cash provided by operating activities of $283.2 million, an addition of $100 million in senior notes and an addition of $100 million in Series B Preference Shares and also a net liability of $210.6 million for investments purchased as March 31, 2003 but not yet paid for.

The equity investment in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a ten-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. As at March 31, 2003, we own 9.2% of Platinum's outstanding common shares. We have recorded our investments in Platinum at fair value, and at March 31, 2003 the aggregate fair value was $117.9 million, compared to $120.3 million as at December 31, 2002. The aggregate unrealized gain of $33.7 million on the Platinum investment is included in accumulated other comprehensive income, of which $17.5 million represents our estimate of the value of the warrant.

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

Our current investment guidelines call for the invested asset portfolio, which includes investments available for sale and short term investments, to have at least an average AA rating as measured by Standard & Poor's Ratings Group. At March 31, 2003, our invested asset portfolio had a dollar weighted average rating of AA, an average duration of 2.41 years and an average yield to maturity of 2.94%.

At March 31, 2003, $38.1 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented 1.0% of our invested assets.

For the first quarter of 2003, we recorded an increase of $23.7 million in net realized gains on investments to $24.4 million for the first quarter of 2003 from $.7 million for the same period in 2002. The increase was primarily due to a repositioning of the invested asset portfolio in response to changing market conditions.

A portion of our investment assets are directly held by our subsidiary Renaissance Investment Holdings Ltd., or "RIHL", a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities of RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. We believe that RIHL permits us to consolidate and substantially facilitate our investment management operations. RenaissanceRe and each of our participating operating subsidiaries and affiliates has transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable by the subscribing companies for cash or in marketable securities. Over time, the subsidiaries and joint ventures who participate in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change. RIHL is currently rated AAAf/S2 by Standards & Poor's Ratings Group.

CATASTROPHE LINKED INSTRUMENTS

We have assumed risk through catastrophe and derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During the first quarter of 2003, we recorded a loss on non-indemnity catastrophe index transactions of $1.7 million, compared to recoveries of $2.5 million for the same period in 2002. We report these losses/recoveries in other income.

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

OFF BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of March 31, 2003, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CURRENT OUTLOOK

During 2002 there was a significant dislocation in the insurance and reinsurance markets, due primarily to:

     o the increase in demand for insurance and reinsurance protection, and the withdrawal in supply, as a result of the substantial losses stemming from the World Trade Center disaster;

     o substantial increases in prior years' loss reserves stemming from asbestos related claims and an increase in losses from other casualty coverages written in the late 1990's and 2000; and

     o significant reductions in shareholders' equity of many insurance and reinsurance companies due to the decline in the global equity markets.

Based on the factors above, the financial strength ratings of various insurance and reinsurance companies were reduced during late 2001 and during 2002. Because of these and other factors, we believe the specialty reinsurance market, and the individual risk markets in which we participate, will continue to display strong fundamentals and will continue to provide us with growth opportunities during the remainder of 2003. Also, because we experienced relatively limited net losses from the World Trade Center disaster and the other events noted above, we believe that we are well positioned to take advantage of these and other potential opportunities during 2003.

Subsequent to the World Trade Center disaster, a substantial amount of capital entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures. Currently, we believe that the new capital has provided sufficient additional capacity to the property catastrophe reinsurance market, so that there currently exists a healthy balance between buyers and sellers and accordingly we believe the pricing environment of the property catastrophe reinsurance market could begin to level off. However, it is possible that, an environment with continued light catastrophe losses, or other factors could cause a reduction in prices of property catastrophe reinsurance products. To the extent that industry pricing of our products does not meet our hurdle rate, we would plan to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings from this portion of our business.

We believe that pricing of casualty insurance has increased substantially, and we anticipate entering into certain specialty segments during 2003. Recognizing that there are many segments of the casualty market that remain unattractive even after recent price increases, we intend to be selective and write business only in those segments that we believe can produce an acceptable return on capital. We are hiring staff, and building systems, to support our entry into the casualty business. We expect to supplement our internal resources with external service providers, including most importantly several leading program managers and third party claims administrators. We have assembled a team of professionals in our US operations to support this initiative, which will include auditing these external service providers.

The growth in our premiums from the specialty reinsurance, individual risk and the casualty reinsurance markets presents us with added operational and management risks for which our historical experience is limited. Accordingly, we plan to continue to expand and enhance our underwriting, risk management and operational capabilities to help control the risks associated with these businesses.

The World Trade Center disaster has caused insurers and reinsurers to seek to limit their potential exposures to losses from terrorism attacks. We often exclude losses from terrorism in the reinsurance coverages that we write, however, we have offered specific coverage for certain terrorism or terrorism related events and, accordingly, we do have potential exposures to this risk. In addition, Glencoe, Stonington and Lantana are subject to the Terrorism Risk Insurance Act of 2002, or TRIA, under which the federal government will share the risk of loss from future terrorist attacks with the insurance industry, though 2005. Each participating insurance company must pay a deductible before federal government assistance becomes available. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, equal to 7.0% during 2003, 10.0% in 2004 and 15.0% in 2005. For losses in excess of a company's deductible, our participating subsidiaries will retain an additional 10.0% of the excess losses, with the balance to be covered by the federal government. To date, the acceptance rate by our clients of the coverages we have offered pursuant to TRIA has been approximately 2%; however, we can not be certain what our future take up rates might be, how the Department of the Treasury will govern certain aspects of TRIA or whether TRIA will be renewed. We continue to monitor our aggregate exposure to terrorist attacks.

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

In particular, statements using words such as "may", "should", "estimate", "expect", "anticipate", "intends", "believe", "predict" or words of similar import generally involve forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that its objectives or plans will be achieved. Numerous factors could cause the Company's actual results to differ materially from those addressed by the forward-looking statements, including the following:

     1. the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates;

     2. a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

     3. the lowering or loss of one of the financial or claims-paying ratings of ours or one or more of our subsidiaries;

     4. risks associated with implementing our business strategies and initiatives for organic growth, including risks relating to managing that growth;

     5.  acts of terrorism or acts of war;

     6. slower than anticipated growth in our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

     7. changes in economic conditions, including interest and currency rate conditions which could affect our investment portfolio;

     8.  uncertainties in our reserving process;

     9. failures of our reinsurers, brokers or program managers to honor their obligations;

     10. extraordinary events affecting our clients, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients in all future periods;

     11. loss of services of any one of our key executive officers;

     12. the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

     13. changes in insurance regulations in the United States, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws;

     14. a contention by the United States Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, are subject to U.S. taxation; and

     15. actions of competitors, including industry consolidation, the launch of new entrants and the development of competing financial products.

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS

Our investment portfolio includes investments available for sale and short-term investments, whose market values will fluctuate with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.41%, which equated to a decrease in market value of approximately $83.0 million on a portfolio valued at $3,443.7 million at March 31, 2003. At December 31, 2002, the decrease in total return would have been 2.25%, which equated to a decrease in market value of approximately $62.8 million on a portfolio valued at $2,791.6 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls: We have designed various controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, (the "Exchange Act") to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this quarterly report, is captured, processed, summarized and reported on a timely and accurate basis. Our disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal controls and procedures for financial reporting are likewise designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) our corporate assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported.

Limitations on the effectiveness of controls: Our Board of Directors and management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, we believe that the design of any prudent control system must reflect appropriate resource constraints, such that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, there can be no absolute assurance that all control issues and instances of fraud, if any, applicable to us have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some individuals, by collusion of more than one person, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Within the 90-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

     We are, from time to time, a party to litigation and arbitration that arises in the normal course of our business operations. While any proceeding contains an element of uncertainty, we believe that we are not presently a party to any such litigation or arbitration that is likely to have a material adverse effect on our business or operations.

Item 2 -- Changes in Securities and Use of Proceeds

         None

Item 3 -- Defaults Upon Senior Securities

         None

Item 4 -- Submission of Matters to a Vote of Security Holders

         None

Item 5 -- Other Information

         None

Item 6 -- Exhibits and Reports on Form 8-K

a.   Exhibits:

     10.1 Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares (Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on February 2, 2003, relating to certain events which occurred on January 30, 2003.)

     10.2 Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company, dated as of January 31, 2003) (Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003).

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

b.   Current Reports on Form 8-K:

     The Registrant filed a report on Form 8-K on January 31, 2003 with respect to the sale of $100.0 million aggregate principal amount of its 5.875% Senior Notes due 2013.

     The Registrant filed a report on Form 8-K on February 4, 2003 with respect to the sale of $150.0 million aggregate liquidation amount of its 7.30% Series B Preference Shares.

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


Date:  May 15, 2003

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



Date:  May 15, 2003
      ........................
                                                        /s/ James N. Stanard
                                                     ---------------------------
                                                          James N. Stanard
                                                        Chief Executive Officer

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




Date:  May 15, 2003
     ........................

                                                        /s/ John M. Lummis
                                                     ---------------------------
                                                           John M. Lummis
                                                      Chief Financial Officer