Form 10-Q
period 2003-06-30
RENAISSANCERE HOLDINGS LTD
filed 2003-08-18
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                                              ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes x No __
                                                ---

     The number of outstanding shares of RenaissanceRe Holdings Ltd.'s common stock, par value US $1.00 per share, as of June 30, 2003 was 70,319,608.

     Total number of pages in this report: 35

                           RenaissanceRe Holdings Ltd.

                               INDEX TO FORM 10-Q

Part I -- FINANCIAL INFORMATION

     Item 1 -- Financial Statements

                 Consolidated Balance Sheets as at June 30, 2003                       3
                 (Unaudited) and December 31, 2002

                 Unaudited Consolidated Statements of Income for                       4
                 the three and six month periods ended June 30, 2003 and 2002

                 Unaudited Consolidated Statements of Changes in Shareholders'         5
                 Equity for the six month periods ended June 30, 2003 and 2002

                 Unaudited Consolidated Statements of Cash Flows                       6
                 for the six month periods ended June 30, 2003 and 2002

                 Notes to Unaudited Consolidated Financial Statements                  7

     Item 2 -- Management's Discussion and Analysis of Results of Operations          13
                 and Financial Condition

     Item 3 -- Quantitative and Qualitative Disclosures About Market Risk             29

     Item 4 -- Disclosure Controls and Procedures                                     29

Part II -- OTHER INFORMATION                                                          31

     Item 1 -- Legal Proceedings
     Item 2 -- Changes in Securities and Use of Proceeds
     Item 3 -- Defaults Upon Senior Securities
     Item 4 -- Submission of Matters to a Vote of Security Holders
     Item 5 -- Other Information
     Item 6 -- Exhibits and Reports on Form 8-K

Signature-- RenaissanceRe Holdings Ltd.                                               33

Part I - Financial Information

Item 1 - Financial Statements

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                           Consolidated Balance Sheets
        (in thousands of United States Dollars, except per share amounts)

                                                                                            As at
                                                                          --------------------------------------------
                                                                            June 30, 2003          December 31, 2002
                                                                          -----------------      ---------------------
                                                                             (Unaudited)               (Audited)
Assets

Fixed maturity investments available for sale, at fair value
 (Amortized cost $2,280,154 and $2,153,715 at June 30, 2003 and
   December 31, 2002, respectively)                                        $     2,347,341          $     2,221,109
Short term investments                                                           1,135,185                  570,497
Other investments                                                                  190,742                  129,918
Equity investment in reinsurance company at fair value
 (Cost $84,199 at June 30, 2003 and December 31, 2002)                             129,959                  120,288
Cash and cash equivalents                                                           60,129                   87,067
                                                                           ---------------          ---------------
   Total investments and cash                                                    3,863,356                3,128,879

Premiums receivable                                                                381,102                  199,449
Ceded reinsurance balances                                                          83,385                   73,360
Losses recoverable                                                                 164,069                  199,533
Accrued investment income                                                           22,524                   25,833
Deferred acquisition costs                                                          86,746                   55,853
Other assets                                                                        54,865                   62,829
                                                                           ---------------          ---------------
   Total assets                                                            $     4,656,047          $     3,745,736
                                                                           ===============          ===============

Liabilities, Minority Interest and Shareholders' Equity

Liabilities
Reserve for claims and claim expenses                                      $       931,901          $       804,795
Reserve for unearned premiums                                                      553,747                  331,985
Debt                                                                               350,000                  275,000
Reinsurance balances payable                                                       173,806                  146,732
Other                                                                               85,076                   97,013
                                                                           ---------------          ---------------
   Total liabilities                                                             2,094,530                1,655,525
                                                                           ---------------          ---------------

Minority Interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated
 debentures of the Company                                                          84,630                   84,630
Minority Interest - DaVinci                                                        402,922                  363,546

Shareholders' Equity

Preference Shares                                                                  250,000                  150,000
Common shares and additional paid-in capital                                       306,257                  320,936
Unearned stock grant compensation                                                        -                  (18,468)
Accumulated other comprehensive income                                             112,947                   95,234
Retained earnings                                                                1,404,761                1,094,333
                                                                           ---------------          ---------------

   Total shareholders' equity                                                    2,073,965                1,642,035
                                                                           ---------------          ---------------
   Total liabilities, minority interest, and
   shareholders' equity                                                    $     4,656,047          $     3,745,736
                                                                           ===============          ===============

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                        Consolidated Statements of Income
        For the three and six month periods ended June 30, 2003 and 2002
       (in thousands of United States Dollars, except per share amounts)
                                  (Unaudited)

                                                                          Quarters Ended                   Six Months Ended
                                                                 --------------------------------   --------------------------------
                                                                  June 30, 2003    June 30, 2002     June 30, 2003    June 30, 2002
                                                                 ---------------  ---------------   ---------------  ---------------
Revenues

   Gross premiums written                                         $     212,560    $     270,294     $     897,727    $     731,128
                                                                  =============    =============     =============    =============

   Net premiums written                                           $     160,223    $     198,517     $     750,593    $     577,613
   Decrease (increase) in unearned premiums                             115,312          (13,775)         (211,584)        (242,563)
                                                                  -------------    -------------     -------------    -------------
   Net premiums earned                                                  275,535          184,742           539,009          335,050
   Net investment income                                                 34,109           26,155            65,543           49,284
   Net foreign exchange gains                                             7,640            3,650            11,591            1,700
   Other income                                                           7,238            8,147            12,743           16,276
   Net realized gains on investments                                     49,660            3,177            70,772            3,517
                                                                  -------------    -------------     -------------    -------------

   Total revenues                                                       374,182          225,871           699,658          405,827
                                                                  -------------    -------------     -------------    -------------

Expenses

   Claims and claim expenses incurred                                   100,076           73,149           182,856          116,267
   Acquisition expenses                                                  40,704           20,368            82,837           38,917
   Operational expenses                                                  16,332            9,962            31,239           20,625
   Corporate expenses                                                     4,677            4,688             8,145            7,378
   Interest expense                                                       5,335            3,433             9,834            6,147
                                                                  -------------    -------------     -------------    -------------

   Total expenses                                                       167,124          111,600           314,911          189,334
                                                                  -------------    -------------     -------------    -------------

Income before minority interest and taxes and change
   in accounting principle                                              207,058          114,271           384,747          216,493
Minority Interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely
   junior subordinated debentures of the Company                          1,827            1,831             3,282            3,664
Minority interest - DaVinci                                              20,150           13,470            41,035           22,947
                                                                  -------------    -------------     -------------    -------------
Income before taxes and change in accounting principle                  185,081           98,970           340,430          189,882
Income tax benefit (expense)                                                  -              273                55             (323)
Cumulative effect of a change in accounting principle                         -                -                 -           (9,187)
                                                                  -------------    -------------     -------------    -------------

   Net income                                                           185,081           99,243           340,485          180,372
Dividends on Preference Shares                                            4,917            3,003             9,036            6,041
                                                                  -------------    -------------     -------------    -------------
   Net income available to Common Shareholders                    $     180,164    $      96,240     $     331,449    $     174,331
                                                                  =============    =============     =============    =============

Earnings per Common Share - basic                                 $        2.62    $        1.43     $        4.82    $        2.60
Earnings per Common Share - diluted                               $        2.54    $        1.37     $        4.68    $        2.49

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                For the six months ended June 30, 2003 and 2002
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                                       2003                2002
                                                                                   ------------        ------------
Preference Shares
     Balance -- January 1                                                          $    150,000        $    150,000
     Issuance of Preference Shares                                                      100,000                   -
                                                                                   ------------        ------------
     Balance -- June 30                                                                 250,000             150,000
                                                                                   ------------        ------------
Common Stock & additonal paid-in capital
     Balance -- January 1                                                               320,936             264,623
     Exercise of options, and issuance of stock and restricted
        stock awards                                                                      6,939              12,398
     Miscellaneous offering expenses                                                     (3,150)                (43)
     Cumulative effect of adjustment for unearned stock grant compensation              (18,468)                  -
     Stock dividend                                                                           -             (45,711)
                                                                                   ------------        ------------
     Balance -- June 30                                                                 306,257             231,267
                                                                                   ------------        ------------
Unearned stock grant compensation
     Balance -- January 1                                                               (18,468)            (20,163)
     Cumulative effect of adjustment for unearned stock grant compensation               18,468                   -
     Restricted stock grants awarded, net                                                     -              (7,710)
     Amortization                                                                             -               4,568
                                                                                   ------------        ------------
     Balance -- June 30                                                                       -             (23,305)
                                                                                   ------------        ------------
Accumulated other comprehensive income
     Balance -- January 1                                                                95,234              16,295
     Net unrealized gains on securities, net of adjustment
        (see disclosure)                                                                 17,713               1,119
                                                                                   ------------        ------------
     Balance -- June 30                                                                 112,947              17,414
                                                                                   ------------        ------------
Retained earnings
     Balance -- January 1                                                             1,094,333             814,269
     Net income                                                                         340,485             180,372
     Dividends paid on Common Shares                                                    (21,021)            (19,363)
     Dividends paid on Preference Shares                                                 (9,036)             (6,041)
     Stock dividend                                                                           -              45,711
                                                                                   ------------        ------------
     Balance -- June 30                                                               1,404,761           1,014,948
                                                                                   ------------        ------------
Total Shareholders' Equity                                                         $  2,073,965        $  1,390,324
                                                                                   ============        ============
Comprehensive income
Net income                                                                         $    340,485        $    180,372
Other comprehensive income                                                               17,713               1,119
                                                                                   ------------        ------------
Comprehensive income                                                               $    358,198        $    181,491
                                                                                   ============        ============
Disclosure regarding net unrealized gains
Net unrealized holding gains arising during period                                 $     88,485        $      4,636
Net realized gains included in net income                                               (70,772)             (3,517)
                                                                                   ------------        ------------
Change in net unrealized gains on securities                                       $     17,713        $      1,119
                                                                                   ============        ============

(1) Comprehensive income for the quarters ended June 30, 2003 and 2002 was $202.0 million and $110.7 million, respectively.

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the six months ended June 30, 2003 and 2002
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                                     2003                   2002
                                                                                ---------------         --------------
Cash flows provided by operating activities

   Net income                                                                   $       340,485         $      180,372

   Adjustments to reconcile net income to net cash provided by operating activities

        Amortization and depreciation                                                     6,546                 12,281
        Net realized investment gains                                                   (70,772)                (3,517)
        Minority interest                                                                41,035                 22,947
        Change in:
               Premiums receivable                                                     (181,653)              (253,059)
               Ceded reinsurance balances                                               (10,025)               (48,744)
               Reserve for claims and claim expenses, net                               162,570                290,148
               Reserve for unearned premiums                                            221,762                102,103
               Deferred acquisition costs                                               (30,893)               (34,788)
               Reinsurance balances payable                                              27,074                 31,965
               Other                                                                     (5,201)                89,565
                                                                                 ---------------         --------------

               Net cash provided by operating activities                                500,928                389,273
                                                                                ---------------         --------------

Cash flows used in investing activities
   Proceeds from sales of investments                                                 6,119,436              2,299,459
   Purchases of investments available for sale                                       (6,172,108)            (2,845,301)
   Net purchases of short-term investments                                             (564,688)               105,517
   Net purchases of other investments                                                   (51,443)               (50,301)
   Acquisition of subsidiary, net of cash acquired                                            -                (23,495)
                                                                                ---------------         --------------

               Net cash used in investing activities                                   (668,803)              (514,121)
                                                                                ---------------         --------------

Cash flows provided by financing activities
   Issuance of senior debt, net of expenses                                              99,144                      -
   Sale of preference shares, net of expenses                                            96,850                      -
   Payment of bank loan - Renaissance U.S.                                              (25,000)                (8,500)
   Dividends paid - Common Shares                                                       (21,021)               (19,363)
   Dividends paid - Preference Shares                                                    (9,036)                (6,041)
   Issuance of senior debt - DaVinci                                                          -                100,000
   Increase in minority interests                                                             -                 22,000
                                                                                ---------------         --------------

               Net cash provided by financing activities                                140,937                 88,096
                                                                                ---------------         --------------

Net decrease in cash and cash equivalents                                               (26,938)               (36,752)

Cash and cash equivalents, beginning of period                                           87,067                139,715
                                                                                ---------------         --------------

Cash and cash equivalents, end of period                                        $        60,129         $      102,963
                                                                                ===============         ==============


   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

1. The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its wholly-owned subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Stonington Insurance Company ("Stonington"), Lantana Insurance Ltd. ("Lantana"), Glencoe U.S. Holdings Inc. ("Glencoe U.S. ", formerly known as Renaissance U.S. Holdings, Inc.), Glencoe Group Services Inc. ("Glencoe Services "), RenaissanceRe Capital Trust (the "Trust"), and Renaissance Underwriting Managers, Ltd. ("Renaissance Managers"). DaVinciRe Holdings Ltd. ("DaVinciRe"), a partially-owned subsidiary, is also consolidated into the Company's financial statements.

     RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company," and references herein to "our", "we", or "us" refer to the Company. All intercompany transactions and balances have been eliminated on consolidation.

     The Company's principal products are property catastrophe reinsurance and specialty reinsurance, principally provided through Renaissance Reinsurance, and individual risk insurance, principally provided by Glencoe, Stonington and Lantana, through individual risk selection and by providing coverage to insurance companies on a quota share basis. The Company also acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs on behalf of joint ventures, including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). DaVinciRe and DaVinci were formed in October 2001 with other equity investors. The Company owns a minority equity interest in, but controls a majority of the outstanding voting shares of, DaVinciRe.

     Minority interests represent the interests of external parties with respect to net income and shareholders' equity of the Trust and DaVinciRe. The Trust is the issuer of $84.6 million of outstanding mandatorily redeemable preferred capital securities ("Capital Securities") and holds a like amount of junior subordinated debentures issued by RenaissanceRe. RenaissanceRe's guarantee of the distributions on the preferred securities issued by the Trust, when taken together with RenaissanceRe's obligations under the expense reimbursement agreement with the Trust, provides a full and unconditional guarantee of amounts due on the Capital Securities issued by the Trust (See Note 12 to Unaudited Consolidated Financial Statements).

     Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of results of operations and cash flows for the full fiscal year or subsequent quarters.

2. The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third-party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $137.0 million and $71.2 million for the six month periods ended June 30, 2003 and 2002, respectively. In addition to loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to other reinsurance contracts.

     Total recoveries netted against claims and claim expenses incurred for the six months ended June 30, 2003 were $13.0 million compared to $31.5 million for the six months ended June 30, 2002.

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

5. During the second quarter of 2003, the Company changed its policy regarding the classification of equity appreciation on certain hedge funds and private equity funds previously recorded as realized gains and losses. The equity appreciation on these investments has been reclassified to net investment income for all periods presented.

6. For the six month period ended June 30, 2003, the Company paid interest of $9.8 million on its outstanding loans and Senior Notes. For the same period in the previous year the Company paid interest of $6.1 million on its outstanding loans. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Capital Resources and Shareholders' Equity" for further discussion.

7. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per share (see Note 8 below):

     ------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended June 30,
                                                                                2003                     2002
     ------------------------------------------------------------------------------------------------------------
     (in thousands of U.S. dollars except share and per share data)
     ------------------------------------------------------------------------------------------------------------
     Numerator:

               Net income available to common shareholders                   $   180,164              $    96,240
                                                                             ===========              ===========

     Denominator:
               Denominator for basic earnings per common share -
                    Weighted average common shares                            68,913,845               67,326,127
               Per common share equivalents of employee stock
                    Options and restricted shares                              2,141,980                2,883,358
                                                                             -----------              -----------
               Denominator for diluted earnings per common share -
                    Adjusted weighted average common shares and
                    assumed conversions                                       71,055,825               70,209,485
                                                                             ===========              ===========

               Basic earnings per common share                               $      2.62              $      1.43
               Diluted earnings per common share                             $      2.54              $      1.37
     ------------------------------------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------------------------
                                                                                 Six months ended June 30,
                                                                               2003                     2002
     ----------------------------------------------------------------------------------------------------------
     (in thousands of U.S. dollars except share and per share data)
     ----------------------------------------------------------------------------------------------------------
     Numerator:

               Net income available to common shareholders                  $   331,449             $   174,331
                                                                            ===========             ===========
     Denominator:

               Denominator for basic earnings per common share -
                      Weighted average common shares                         68,753,500              67,056,862
               Per common share equivalents of employee stock
                      Options and restricted shares                           2,056,556               2,941,524
                                                                            -----------             -----------
               Denominator for diluted earnings per common share -
                      Adjusted weighted average common shares and
                      assumed conversions                                    70,810,056              69,998,386
                                                                            ===========             ===========

               Basic earnings per common share                              $      4.82             $      2.60
               Diluted earnings per common share                            $      4.68             $      2.49
     ----------------------------------------------------------------------------------------------------------

8. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.15 per share to shareholders of record on each of March 3, 2003 and June 2, 2003. On August 7, 2003, the Board of Directors declared a dividend of $0.15 per share payable on September 15, 2003 to shareholders of record on September 10, 2003. During the second quarter of 2002, RenaissanceRe effected a three-for-one stock split through a stock dividend of two additional common shares for each common share owned. All of the share and per share information provided in this 10-Q is presented as if the stock dividend had occurred for all periods presented.

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

     Under the prospective method of adoption selected by the Company under the provisions of SFAS 123, "Accounting for Stock-Based Compensation - Transition and Disclosure," compensation cost recognized in 2003 includes all employee awards granted, modified, or settled after the beginning of the fiscal year. Results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

         -----------------------------------------------------------------------------------------------
                                                                           Three months ended June 30,
                                                                           2003                   2002
                                                                         --------               -------
         Net income available to common shareholders, as reported      $  180,164             $   96,240
         add: stock based employee compensation cost included in
              determination of net income                                   3,078                  2,199
         less: fair value compensation cost under SFAS 123                  4,343                  3,972
                                                                       ----------             ----------

         Pro forma net income available to common shareholders         $  178,899             $   94,467
                                                                       ==========             ==========

         Earnings per share
         ------------------
               Basic - as reported                                     $     2.62             $     1.43
               Basic - proforma                                        $     2.60             $     1.40

               Diluted - as reported                                   $     2.54             $     1.37
               Diluted - proforma                                      $     2.52             $     1.35
         -----------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------
                                                                           Six months ended June 30,
                                                                          2003                 2002
                                                                        --------             --------
         Net income available to common shareholders, as reported     $   331,449          $     174,331
         add: stock based employee compensation cost included in
               determination of net income                                  5,201                  4,116
         less: fair value compensation cost under SFAS 123                  7,660                  8,564
                                                                      -----------          -------------

         Pro forma net income available to common shareholders        $   328,990          $     169,883
                                                                      ===========          =============

         Earnings per share
         ------------------
               Basic - as reported                                    $      4.82          $        2.60
               Basic - proforma                                       $      4.79          $        2.53

               Diluted - as reported                                  $      4.68          $        2.49
               Diluted - proforma                                     $      4.65          $        2.43
         -----------------------------------------------------------------------------------------------

10. The Company has two reportable segments: reinsurance operations and individual risk operations. The reinsurance segment, which includes the results of DaVinci, has three principal components, property catastrophe reinsurance, specialty reinsurance and catastrophe reinsurance written through our joint venture, DaVinci. During the third quarter of 2002, we renamed our primary segment "individual risk" to more accurately describe the risk characteristics of this business. We define our individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. The individual risk segment provides direct insurance both on an admitted and on a surplus lines basis, and also provides reinsurance on a quota share basis. Data for the three and six month periods ended June 30, 2003 and 2002 are as follows:

Quarter ended June 30, 2003
(in thousands of U.S. dollars)

                                        Reinsurance (1)   Individual Risk (1)    Other (2)      Total
                                       ----------------------------------------------------------------
Gross premiums written                  $      114,872    $           97,688     $      -    $ 212,560
Net premiums written                            65,424                94,799            -      160,223
Income                                         112,478                 5,945       61,741      180,164
                                       ----------------------------------------------------------------

Claims and claim expense ratio                    29.2%                 58.5%           -         36.3%
Expense ratio                                     17.0%                 32.6%           -         20.7%
                                       ----------------------------------------------------------------
Combined ratio                                    46.2%                 91.1%           -         57.0%
                                       ================================================================


Quarter ended June 30, 2002
(in thousands of U.S. dollars)

                                        Reinsurance (1)    Individual Risk (1)   Other (2)      Total
                                       ----------------------------------------------------------------
Gross premiums written                  $      194,280     $          76,014     $      -    $ 270,294
Net premiums written                           133,556                64,961            -      198,517
Income                                          80,495                   768       14,977       96,240
                                       ----------------------------------------------------------------

Claims and claim expense ratio                    38.0%                 59.5%           -         39.6%
Expense ratio                                     15.0%                 34.9%           -         16.4%
                                       ----------------------------------------------------------------
Combined ratio                                    53.0%                 94.4%           -         56.0%
                                       ================================================================


Six months ended June 30, 2003
(in thousands of U.S. dollars)

                                        Reinsurance (1)    Individual Risk (1)   Other (2)       Total
                                       ----------------------------------------------------------------
Gross premiums written                  $      736,196     $         161,531     $      -    $ 897,727
Net premiums written                           623,277               127,316            -      750,593

Income                                         221,074                21,003       89,372      331,449
                                       ----------------------------------------------------------------

Claims and claim expense ratio                    28.8%                 50.0%           -         33.9%
Expense ratio                                     17.2%                 33.8%           -         21.2%
                                       ----------------------------------------------------------------
Combined ratio                                    46.0%                 83.8%           -         55.1%
                                       ================================================================

Six months ended June 30, 2002

(in thousands of U.S. dollars)

                                        Reinsurance (1)   Individual Risk (1)    Other (2)        Total
                                       ---------------------------------------------------------------------
     Gross premiums written             $      627,365    $          103,763    $       -      $  731,128
     Net premiums written                      484,019                93,594            -         577,613

     Income                                    157,035                 2,206       15,090         174,331
                                       ---------------------------------------------------------------------

     Claims and claim expense ratio               33.7%                 48.3%           -            34.7%
     Expense ratio                                16.0%                 42.3%           -            17.8%
                                       ---------------------------------------------------------------------
     Combined ratio                               49.7%                 90.6%           -            52.5%
                                       =====================================================================

     (1) Income for the reinsurance and individual risk segments represents net underwriting income. Net underwriting income consists of net premiums earned less claims and claims expenses incurred, acquisition costs, and operational expenses.

     (2) Income for the other segment consists of net investment income, net foreign exchange gains (losses), other income and net realized gains on investments, partially offset by corporate expenses, interest expense, minority interest expenses, cumulative effect of change in accounting principle, income tax benefit (expense), and dividends on preference shares.

11. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

     RenaissanceRe's U.S. subsidiaries and Lantana are subject to U.S. tax. The net deferred tax asset of $4.0 million is net of a $30.1 million valuation allowance. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (which expires during the period ranging from 2018 through 2022), subject to certain limitations.

12. In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The provisions of SFAS 150 will require the Company's Capital Securities to be classified on the balance sheet as liabilities with effect from July 1, 2003, and for the related minority interest to be recorded as interest expense.

13.  Subsequent Events

     a) On August 7, 2003, the Board of Directors authorized the Company to purchase a portion of its outstanding common shares up to an aggregate purchase price of $150 million. This authorization includes the remainder amounts available under prior authorizations. The Company's decision to repurchase common shares will depend on, among other things, the market price of the common shares and capital requirements of the Company.

     b) On August 8, 2003, the Company amended and restated its existing revolving credit agreement with a syndicate of commercial banks to increase the facility from $310 million to $400 million and to make certain other changes. No balance was outstanding as of December 31, 2002, June 30, 2003 or at the time of the amendment and restatement, and no borrowings are outstanding as of August 14, 2003. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that consolidated shareholders' equity plus outstanding Capital Securities of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500 million, respectively, subject to certain adjustments under certain circumstances as more fully set forth in the agreement contained, as Exhibit 10.5 to this Form 10-Q. The scheduled commitment termination date under the amended agreement is August 8, 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2003 and 2002 and financial condition as of June 30, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We also caution readers regarding certain forward-looking statements made in this 10-Q and direct readers to the Safe Harbor disclosures included in this 10-Q.

General

RenaissanceRe Holdings Ltd. was formed in 1993 to provide reinsurance to cover the risk of natural and man-made catastrophes. Since our formation, we have become one of the largest writers of catastrophe reinsurance and we are recognized as a leader in the utilization of sophisticated computer models to construct a superior portfolio of these coverages. Over the past two years, there have been significant market dislocations across the worldwide insurance and reinsurance markets and a substantial increase in the amount of premium that meets our hurdle rates. Today, we conduct our business through two reportable segments, Reinsurance and Individual Risk.

Reinsurance

Our reinsurance segment has three main components:

1) Catastrophe reinsurance written for our own account - our traditional core business. Our subsidiary, Renaissance Reinsurance, is one of the world's premier providers of this coverage. This coverage protects against large natural catastrophes, such as earthquakes and hurricanes, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' claims from a catastrophe exceed a certain retained amount.

2) Specialty reinsurance covering certain targeted classes of non-catastrophe business where we believe we have a sound basis for underwriting and pricing the risk that we assume: our portfolio of these lines currently includes catastrophe exposed workers' compensation and personal accident, aviation, property per risk, surety, finite and terrorism. We believe that we are seen as a market leader in certain classes of business and that we have a growing reputation as a "first call" market in these lines.

3) Catastrophe reinsurance written for the account of joint ventures we have established to expand our access to capital and leverage our catastrophe underwriting skill to produce fee income. In 1999, we formed Top Layer Re with State Farm to provide high layer coverage for non-U.S. risks. Renaissance Reinsurance and State Farm each own 50% of Top Layer Re. We formed DaVinciRe in 2001 with State Farm and other private investors to write property catastrophe reinsurance side-by-side with Renaissance Reinsurance. We own a minority of DaVinciRe's outstanding equity but control a majority of its outstanding voting power, and accordingly, DaVinciRe's financial results are consolidated in our financial statements. We act as the exclusive underwriting manager for these joint ventures in return for management fees and a profit participation (such fees earned from DaVinciRe are eliminated in consolidation). We actively consider additional joint venture opportunities; among other things in the future we intend to pursue joint ventures which would underwrite targeted classes of non-catastrophe business, although we can not assure you we will complete such new ventures or that they will contribute materially to our results.

Individual Risk

Our individual risk business, which is written on an excess and surplus lines basis by Glencoe and Lantana, and on an admitted basis by Stonington, has also experienced substantial growth in 2003. We define our individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our individual risk segment provides insurance both on a direct and on a surplus lines basis and also provides reinsurance on a quota share basis. During the third quarter of 2003, our individual risk segment has begun writing certain types of casualty insurance. We are in the process of building our infrastructure to address the additional management and operational risks associated with these coverages.

The individual risk business which Glencoe writes is primarily produced through three distribution channels: 1) Brokers - where Glencoe writes primary insurance through brokers on a risk-by-risk basis; 2) Program Managers - where Glencoe writes primary insurance through a small number of high quality, specialized program managers, who produce business under well-defined underwriting guidelines, and provide related back-office functions; and 3) Quota Share Reinsurance - where Glencoe writes quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office functions.

In addition to the reinsurance and insurance coverages discussed above, from time to time, we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. This potential diversification includes opportunities to write targeted classes of non-catastrophe business, both directly for our own account and through possible new joint venture opportunities. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core reinsurance and individual risk operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the most significant judgment made by management is our estimate of the claims and claim expense reserves. Claim reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially exceed or be materially less than such estimates. Such estimates are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation.

Adjustments to our prior year estimated claims reserves will impact our current year net income by increasing our net income if the prior year estimated claims reserves prove to be overstated, or by reducing our net income if the prior year estimated claims reserves prove to be insufficient. Changes to prior year estimated claims reserves had the following impact on our net income: during the first six months of 2003, we reduced prior year estimated claims reserves by $24.4 million and accordingly, our net income was increased by $24.4 million; during the first six months of 2002, we reduced prior year estimated claims reserves by $6.6 million, and accordingly our net income was increased by $6.6 million. Also see Financial Condition - Reserves for Claims and Claims Expenses.

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

In reserving for our individual risk and specialty reinsurance coverages we do not have the benefit of a significant amount of our own historical experience in these lines, which we believe further increases the uncertainty of these estimates. We utilize the Bornhuetter-Ferguson actuarial method to estimate our IBNR for our specialty reinsurance and individual risk coverages. The utilization of the Bornhuetter-Ferguson technique requires a company to estimate an ultimate claims and claim expense ratio for each line of business. We select our estimates of the ultimate claims and claim expense ratios by reviewing industry standards, and adjusting these standards based upon the type of coverages we offer and the terms of the coverages we offer. We intend to establish our estimates for these classes of business prudently, but we cannot assure you we will succeed in this.

Because any reserve estimate is an insurer's estimate of its ultimate liability, and because there are numerous factors which affect reserves but can not be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy that attempts to incorporate prudent assumptions and estimates. During the first and second quarters of 2003, we reduced prior year net accident year reserves by $11.7 million and $12.7 million, respectively. For the remainder of the year, barring unforeseen circumstances (including any increase in reported or paid claims), we believe that as our reserves on older accident years continue to age, it is likely that we will continue to experience quarterly net reductions to our older accident year reserves.

All of our estimates are reviewed annually with an independent actuarial firm. We also review our assumptions and our methodologies on a quarterly basis. If we determine that our estimates need adjusting, such adjustments are recorded in the quarter in which they are identified. Although we believe we are cautious in our assumptions, and in the application of these methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. As of June 30, 2003, our IBNR reserves were $581.4 million, and a 5% change in these IBNR reserves would equate to a $29.1 million adjustment to claims and claim expenses incurred, which would represent 8.8% of our net income earned in the first six months of 2003, and 1.4% of shareholders' equity as at June 30, 2003.

Another material judgment made by management is our estimate of potential impairments in reinsurance recoverables. To estimate reinsurance recoverables which might be uncollectible, our senior managers evaluate the financial condition of our reinsurers, on a reinsurer by reinsurer basis, both before purchasing the reinsurance protection from them and after the occurrence of a significant catastrophic event. We seek to evaluate the financial strength of these reinsurers as well as other factors such as their historical record and projected tendency for prompt claims payment. As of June 30, 2003 and December 31, 2002, we have recorded recoverables of $175.7 million and $207.3 million, respectively, and a valuation allowance of $11.6 million and $7.8 million, respectively, based on specific facts and circumstances evaluated by management.

SUMMARY OF RESULTS OF OPERATIONS

For the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002

The discussion below (and later in this report) includes, among other things, references to our underwriting income and our net income before realized gains and a cumulative effect of a change in accounting policy. We currently use these measures to evaluate the underlying fundamentals of our operations and believe them to be useful measures of our corporate performance.

A summary of the significant components of our revenues and expenses are as follows:

-------------------------------------------------------------------------------------------------------------------------
Quarter ended June 30,                                                                     2003         2002
-------------------------------------------------------------------------------------------------------------------------
     Net underwriting income - Renaissance                                              $   90,403   $   61,240
     Net underwriting income - DaVinci                                                      22,075       19,255
                                                                                      ---------------------------
       Total underwriting income - Reinsurance (1)                                         112,478       80,495
     Net underwriting income - Individual Risk (1)                                           5,945          768
     Other income                                                                            7,238        8,147
     Net investment income                                                                  34,109       26,155
     Interest and preferred share dividends                                                (12,079)      (8,267)
     Corporate expenses, taxes, foreign exchange gains and other                             2,963         (765)
     Minority Interest - DaVinci                                                           (20,150)     (13,470)
                                                                                      ---------------------------
     Net income before realized gains                                                      130,504       93,063
     Net realized gains on investments                                                      49,660        3,177
                                                                                      ---------------------------
     Net income available to common shareholders                                        $  180,164   $   96,240
                                                                                      ===========================

     Net income before realized gains on investments per common share - diluted         $     1.84   $     1.33

     Net income per common share - diluted                                              $     2.54   $     1.37

(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.

The $37.4 million increase in net income before realized gains in the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002, was primarily the result of the following items:

     . a $29.2 million increase in underwriting income from our Renaissance reinsurance operations due primarily to an increase in net earned premiums to $162.2 million from $136.8 million, primarily as a result of our success in capitalizing on market opportunities during 2003 and 2002, resulting in higher earned premiums in 2003 compared to 2002. Also, during the second quarter of 2003, we recorded reductions to prior years loss reserves, plus

     . a $2.8 million increase in underwriting income from DaVinci due primarily to an increase in net earned premiums to $46.7 million from $34.2 million, primarily due to our ability to capitalize on market opportunities as discussed above, offset by an increase in the losses incurred to $14.6 million from $8.1 million as a result of the specialty premiums written by DaVinci which typically have a higher loss ratio than our property catastrophe book, plus

     . a $5.2 million increase in underwriting income from our individual risk operations which resulted from the increase in our gross written premiums in our individual risk segment to $97.7 million in 2003 from $76.0 million in 2002, which was primarily the result of positive market conditions and our efforts to continue to increase premiums in this segment of our business, plus

     . an $8.0 million increase in net investment income, primarily due to an increase in our invested assets due to our strong cash flow from operations and the $196 million of net proceeds from our Series B Preference Shares and 5.875% Senior Notes sold in the first quarter of 2003 and equity appreciation during this period on our hedge funds and private equity funds of $6.1 million (a loss of $0.2 million in the second quarter of 2002), partially offset by a reduction in investment returns due to lower interest rates, less

     . a $3.8 million increase in interest and preference share dividends, which was primarily due to the additional dividends and interest accrued on the Series B Preference Shares and 5.875% Senior Notes sold in the first quarter of 2003, plus

     . a net $3.7 million reduction in corporate expenses, taxes and other, which was primarily due to an increase in foreign exchange gains of $4.0 million, less

     . a $6.7 million increase related to the interests owned by other investors in DaVinci (Minority Interests).

Net Income and Net Income before Realized Gains and Change in Accounting
Principle

Net income available to common shareholders rose 87% to $180.2 million, or $2.54 per common share, in the quarter, compared to $96.2 million, or $1.37 per share, for the same quarter of 2002. For the quarter ended June 30, 2003, net income, before realized gains, available to common shareholders was $130.5 million or $1.84 per common share, compared to $93.1 million or $1.33 per common share for the same quarter in 2002.

Gross Written Premiums

Gross Written Premiums for the second quarter of 2003 and 2002 were as follows:

Quarter ended June 30,                         2003            2002
                                          ------------------------------

Cat Premium
   Renaissance                             $      64,211  $      87,854
   DaVinci                                        16,402         34,794
                                          ------------------------------
     Total Cat Premium                            80,613        122,648
Renaissance Specialty Reinsurance                 33,557         71,632
DaVinci Specialty Reinsurance                        702              -
                                          ------------------------------
   Total Reinsurance                             114,872        194,280
Individual risk premiums                          97,688         76,014
                                          ------------------------------
Total gross written premiums               $     212,560  $     270,294
                                          ==============================

Our reinsurance premiums during the second quarter of 2003 decreased primarily because of:

1) timing differences on our total catastrophe premiums which decreased primarily due to $38 million of premiums booked in the first quarter of this year which were booked in the second quarter of 2002;

2) timing differences on our specialty reinsurance premiums which were written in the second quarter of 2002 but renewed in the first quarter of 2003, and three contracts which we did not renew because of pricing declines on the programs.

The decrease in our reinsurance premiums was partially offset by our continuing build-out of our individual risk operations, and our continued success in utilizing selected producers to assist us in growing this book of business. Also see "Current Outlook."

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

The table below sets forth our combined ratio and components thereof by segment for the quarters ended June 30, 2003 and 2002:

-------------------------------------------------------------------------------------------------
                           Reinsurance            Individual Risk                 Total
                   ------------------------------------------------------------------------------
Quarter ended:       30-Jun-03   30-Jun-02    30-Jun-03    30-Jun-02     30-Jun-03    30-Jun-02
                   ------------------------------------------------------------------------------
Loss ratio               29.2%       38.0%        58.5%        59.5%         36.3%        39.6%
                   ------------------------------------------------------------------------------
Expense ratio            17.0%       15.0%        32.6%        34.9%         20.7%        16.4%
                   ------------------------------------------------------------------------------
Combined ratio           46.2%       53.0%        91.1%        94.4%         57.0%        56.0%
-------------------------------------------------------------------------------------------------

The low loss ratio for the reinsurance segment for the second quarter of 2003 was primarily due to the relatively few large loss events occurring during the quarter. Additionally, during the second quarter of 2003, as our prior year loss reserves matured, the losses which were reported to us were lower than our original estimates, and, accordingly, we recorded a reduction in prior year reinsurance reserves. (See Summary of Critical Accounting Policies and Estimates)

We primarily utilize the Bornheutter-Ferguson actuarial method to estimate reserves on the individual risk book of business, and therefore the loss ratio from quarter to quarter could fluctuate depending on loss events occurring, or not occurring, during a quarter. Accordingly, during the second quarter of 2003, the loss ratio was higher than original expectations due to losses emanating from mid-western storm activity occurring during the quarter and also from a portion of a certain plant explosion also occurring during the second quarter.

Other Income

Our other income is principally generated from our equity pick-up from our 50% ownership of Top Layer Re, the annual management fee we receive from Platinum Underwriters Holdings Ltd. ("Platinum"), the underwriting of contracts related to physical variables, and other miscellaneous activities.

We also generate fees from our joint venture with DaVinci; however, because DaVinci is consolidated in our financial statements, these fees are not recorded in other income, but are instead recorded in our consolidated underwriting profits. We also receive fees from certain placements of structured quota share reinsurance agreements for participations in our property catastrophe book of business. These fees are also not recorded in other income, but instead are recorded as reductions to acquisition costs and underwriting expenses.

The fee income, equity pick up and other items as reported in other income are detailed below. Also provided is a summary of all fees from joint venture relationships, including fee income, our profits earned on our capital at risk in the joint ventures and other items.


                                                                            Quarters Ended
                                                                      --------------------------------
                                                                      June 30, 2003      June 30, 2002
                                                                      -------------      -------------
As Reported
-----------
Cat business - fee income                                                $   1,250          $     999
Cat business - equity pick up                                                6,493              7,146
Other items                                                                   (505)                 2
                                                                         ---------          ---------
Total other income - as reported                                         $   7,238          $   8,147
                                                                         ---------          ---------
Summary of all income from joint venture relationships (1)
----------------------------------------------------------
Cat business - fee income (2)                                            $  15,616          $  14,771
Cat business - profits earned from capital at risk in joint ventues         16,522             14,152
Other items                                                                   (505)                 2
                                                                         ---------          ---------
Total                                                                    $  31,633          $  28,925
                                                                         =========          =========

(1) Reported GAAP presentation adjusted to reflect:
     - fee income and our interest in DaVinci as if DaVinci were accounted for under the equity method
     - other fee income on managed cat business which is reflected on the income statement as a reduction of acquisition and operational expenses
(2) Excludes fee income received on capital invested by RenaissanceRe.

For the six months ended June 30, 2003 compared to the six months ended June 30, 2002

A summary of the significant components of our revenues and expenses are as follows:

Six months ended June 30,                                                                2003           2002
---------------------------------------------------------------------------------------------------------------
         Net underwriting income - Renaissance                                         $  168,433    $ 122,667
         Net underwriting income - DaVinci                                                 52,641       34,368
                                                                                       -----------------------
         Total underwriting income - Reinsurance (1)                                      221,074      157,035
         Net underwriting income - Individual Risk (1)                                     21,003        2,206
         Other income                                                                      12,743       16,276
         Net investment income                                                             65,543       49,284
         Interest and preferred share dividends                                           (22,152)     (15,852)
         Corporate expenses, taxes, foreign exchange gains and other                        3,501       (6,001)
         Minority Interest - DaVinci                                                     (41,035)      (22,947)
                                                                                       -----------------------
         Net income before realized gains and change in accounting principle              260,677      180,001
         Net realized gains on investments                                                 70,772        3,517
         Cumulative effect of a change in accounting principle                                  -       (9,187)
                                                                                       -----------------------
         Net income available to common shareholders                                   $  331,449    $ 174,331
                                                                                       =======================
         Net income before realized gains on investments and change in accounting principle
         per common share - diluted                                                    $     3.68    $    2.57
         Net income per common share - diluted                                         $     4.68    $    2.49

(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses.

The $80.7 million increase in net income before realized gains and, in 2002, before the cumulative effect of a change in accounting policy, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, was primarily the result of the following items:

     . a $45.8 million increase in underwriting income from our Renaissance reinsurance operations due primarily to an increase in net earned premiums to $313.5 million from $253.9 million, primarily due to our ability to capitalize on market opportunities during 2002, particularly our success with a number of large property catastrophe programs and our success in continuing to gain market share in our specialty reinsurance business, where we increased our gross written premiums by 27%. Also, during the first six months of 2003, we recorded a reduction to prior years loss reserves, plus

     . the $18.3 million increase in underwriting income from DaVinci due primarily to an increase in net earned premiums to $95.8 million from $57.8 million, primarily due to our ability to capitalize on market opportunities as discussed above, plus

     . an $18.8 million increase in underwriting income from our individual risk operations which resulted from the increase in our net earned premiums in our individual risk segment to $129.7 million in 2003 from $23.4 million in 2002, which was again the result of positive market conditions and our efforts to continue to increase premiums in this segment of our business, plus

     . a $16.3 million increase in net investment income, primarily due to an increase in our invested assets due to our strong cash flow from operations and the $196 million of net proceeds from the Series B Preference Shares and 5.875% Senior Notes sold in the first quarter of 2003 and equity appreciation on our hedge funds and private equity funds of $9.4 million ($0.1 million in the first six months of 2002), partially offset by a reduction in investment returns due to lower interest rates, plus

     . a net $9.5 million reduction in corporate expenses, taxes and other, which was primarily due to an increase in foreign exchange gains of $9.9 million, less

     . a $6.3 million increase in interest and preferred share dividends, which was primarily due to the additional dividends and interest accrued on the Series B Preference Shares and 5.875% Senior Notes issued in the first quarter of 2003, less

     . a $3.5 million decrease in other income, primarily due to a decrease in income from contracts related to physical variables, partially offset by an increase in fee income related to our managed catastrophe business and an increase in our equity pick up from our joint venture, Top Layer Re, less

     . an $18.1 million increase related to the interests owned by other investors in DaVinci.

Net Income and Net Income before Realized Gains and Change in Accounting
Principle

Net income available to common shareholders rose 90% to $331.4 million, or $4.68 per common share, in the first six months of 2003, compared to $174.3 million, or $2.49 per share, for the same period of 2002. For the six months ended June 30, 2003, net income before realized gains, and, in 2002, before the cumulative effect of a change in accounting principle, available to common shareholders was $260.7 million or $3.68 per common share, compared to $180.0 million or $2.57 per common share for the same period in 2002.

Gross Written Premiums

Gross Written Premiums for the first six months of 2003 and 2002 were as follows:

Six months ended June 30,                      2003               2002
                                          ------------------------------
Cat Premium
   Renaissance                             $   372,930        $  324,647
   DaVinci                                     123,218           130,063
                                          ------------------------------
     Total Cat Premium                         496,148           454,710
Renaissance Specialty Reinsurance              219,639           172,655
DaVinci Specialty Reinsurance                   20,409                 -
                                          ------------------------------
   Total Reinsurance                           736,196           627,365
Individual risk premiums                       161,531           103,763
                                          ------------------------------
Total gross written premiums               $   897,727        $  731,128
                                          ==============================

Our premiums during the first six months of 2003 increased primarily from:

1. our success in writing a number of large property catastrophe reinsurance programs in the first three months of 2003;

2. our continuing focus and success on building our book of specialty reinsurance premiums; and

3. our continuing build-out of our individual risk operations, and our continued success in utilizing selected producers to assist us in growing this book of business.

Underwriting Results

The table below sets forth our combined ratio and components thereof by segment for the six months ended June 30, 2003 and 2002:

                                 Reinsurance               Individual Risk                Total
                           ----------------------------------------------------------------------------
Six months ended:            30-Jun-03   30-Jun-02     30-Jun-03   30-Jun-02       30-Jun-03  30-Jun-02
                           ----------------------------------------------------------------------------
Loss ratio                       28.8%       33.7%         50.0%       48.3%           33.9%      34.7%
Expense ratio                    17.2%       16.0%         33.8%       42.3%           21.2%      17.8%
                           ----------------------------------------------------------------------------
Combined ratio                   46.0%       49.7%         83.8%       90.6%           55.1%      52.5%
                           ----------------------------------------------------------------------------

The low loss ratio for the reinsurance segment for the first six months of 2003 was primarily due to the relatively few large loss events occurring during the period and a reduction in prior year reinsurance reserves.

Other Income

The fee income, equity pick up and other items as reported in other income (as described in more detail on page 17) for the six month period ending June 30, 2003 and 2002 are set forth below. Also provided is a summary of all fees from joint venture relationships, including fee income, our profits earned on our capital at risk in the joint ventures and other items.

                                                                            Six Months Ended
                                                                      -------------------------------
                                                                      June 30, 2003     June 30, 2002
                                                                      -------------     -------------
As Reported
-----------
Cat business - fee income                                                $   2,478         $   2,000
Cat business - equity pick up                                               12,561            11,136
Other items                                                                 (2,296)            3,140
                                                                         ---------         ---------
Total other income - as reported                                         $  12,743         $  16,276
                                                                         =========         =========
Summary of all income from joint venture relationships (1)
Cat business - fee income (2)                                            $  35,820         $  24,189
Cat business - profits earned from capital at risk in joint ventues         34,224            23,856
Other items                                                                 (2,296)            3,140
                                                                         ---------         ---------
Total                                                                    $  67,748         $  51,185
                                                                         =========         =========

(1) Reported GAAP presentation adjusted to reflect:
    - fee income and our interest in DaVinci as if DaVinci were accounted for under the equity method
    - other fee income on managed cat business which is reflected on the income statement as a reduction of acquisition and operational expenses
(2) Excludes fee income received on capital invested by RenaissanceRe.

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

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At June 30, 2003, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,180.3 million, and the amount of capital and surplus required to be maintained was $361.4 million. Our U.S. subsidiaries are also required to maintain certain measures of solvency and liquidity. At June 30, 2003, the statutory capital and surplus of our U.S. subsidiary was $26.4 million and the amount of capital and surplus required to be maintained was $8.6 million. For the six months ended June 30, 2003, Renaissance Reinsurance declared dividends to RenaissanceRe of $194.3 million compared to $136.4 million for the same period in 2002.

CASH FLOWS

Our operating subsidiaries have historically produced sufficient cash flows to meet their own expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $400.0 million revolving credit facility to meet additional capital requirements, if necessary (See Note 13(b) to Unaudited Consolidated Financial Statements).

Cash flows from operations in the first six months of 2003 were $500.9 million, which principally consisted of net income of $340.5 million, plus $221.8 million for increases in reserves for unearned premiums, plus $162.6 million for increases to net reserves for claims and claim expenses, partially offset by an increase of $181.7 million in premiums receivable and an increase of $30.9 in deferred acquisition costs.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

We have generated cash flows from operations in 2002 and the first six months of 2003, significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance or individual risk segments, we will consider using such capital to invest in new opportunities. We would also consider returning capital to shareholders in the form of share repurchases under certain circumstances (See Note 13(a) to Unaudited Consolidated Financial Statements).

RESERVES FOR CLAIMS AND CLAIMS EXPENSES

As discussed in the Summary of Critical Accounting Policies and Estimates, the most significant judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves are incorrect, possibly materially.

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

During 2002 and continuing in the first six months of 2003, we increased our specialty reinsurance and individual risk gross written premiums (See - "Gross Written Premiums"). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates, as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

                                         As at June 30,    As at December 31,
                                             2003                2002
                                        -------------------------------------
Gross reserves                          $      931,901      $       804,795
Recoverables                                   164,069              199,533
                                        ------------------------------------
   Net reserves                         $      767,832      $       605,262
                                        ===================================
Shareholders' equity                         2,073,965            1,642,035
Gross reserves as a % of equity                   44.9%                49.0%
Net reserves as a % of equity                     37.0%                36.9%

For our reinsurance and individual risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of IBNR losses to us. Our case reserves and our estimates for IBNR reserves are based on
1) claims reports from insureds, 2) our underwriters' experience in setting claims reserves, 3) the use of computer models where applicable and 4) historical industry claims experience. Where necessary we will also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis.

During the six months ended June 30, 2003 our net incurred claims and claim expenses were $182.9 million and our net paid losses were $18.3 million. IBNR reserves at June 30, 2003 were $581.4 million compared with $462.9 million at December 31, 2002 (See Summary of Critical Accounting Policies and Estimates).

CAPITAL RESOURCES

Our total capital resources as at June 30, 2003 and December 31, 2002 were as follows:

                                                                            June 30,         December 31,
(in thousands of U.S. dollars)                                                2003             2002
---------------------------------------------------------------------------------------------------------
Common shareholders' equity                                               $   1,823,965     $   1,492,035
Preference Shares                                                               250,000           150,000
                                                                          -------------------------------
Total shareholders' equity                                                    2,073,965         1,642,035

7% senior notes - due 2008                                                      150,000           150,000

5.875% senior notes - due 2013                                                  100,000                 -

Term loan and borrowed revolving credit facility payable (Glencoe U.S.)               -            25,000

DaVinci revolving credit facility - borrowed                                    100,000           100,000
Revolving Credit Facility - unborrowed (RenaissanceRe)                          310,000           310,000

Minority interest - Company obligated mandatorily
   redeemable capital securities of a subsidiary trust                           84,630            84,630
                                                                          -------------------------------

TOTAL CAPITAL RESOURCES                                                   $   2,818,595     $   2,311,665
                                                                          ===============================

During the first half of 2003, our capital resources increased primarily as a result of three items: 1) our net income of $340.5 million; 2) the issuance of $100 million of Series B Preference Shares; and 3) the issuance of $100 million of 5.875% Senior Notes.

On April 19, 2002, DaVinci entered into a credit agreement providing for a $100 million committed revolving credit facility. On May 10, 2002, DaVinci borrowed the full $100 million available under this facility to repay $100 million of bridge financing provided by RenaissanceRe. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinci under this facility. Pursuant to the terms of the $400.0 million facility maintained by RenaissanceRe, a default by DaVinci in its obligations will not result in a default under the RenaissanceRe facility.

Although we own a minority of the economic interest of DaVinci, we control a majority of its outstanding voting rights and, accordingly, DaVinci is consolidated in our financial statements; as a result, the replacement of $100 million of debt from RenaissanceRe with $100 million of debt from a third party caused our reported consolidated debt to increase by $100 million. As of June 30, 2003, the full amount was outstanding under this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.3% during the first six months of 2003, compared to 2.8% for the same period in 2002. The credit agreement contains certain covenants requiring DaVinci to maintain a debt to capital ratio of 30% or below and a minimum net worth of $230 million. As at June 30, 2003, DaVinci was in compliance with the covenants of this agreement.

With the increased opportunities to grow our business at the beginning of 2003, we also decided to increase our capital resources through the following activities:

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

Our subsidiary, Glencoe U.S., had a $10.0 million term loan and $15.0 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility were based upon a spread above LIBOR, and averaged 1.8% during the first six months of 2003, compared to 2.5% during the same period in 2002. The term loan and revolving credit facility were repaid in full in June 2003 in accordance with the mandatory repayment provisions and terminated.

Our subsidiary, RenaissanceRe Capital Trust, has issued capital securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2002, RenaissanceRe repurchased $3.0 million of the Capital Securities. The sole asset of the Trust consists of our junior subordinated debentures in an amount equal to the outstanding capital securities. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at December 31, 2002 and June 30, 2003. The capital trust securities mature on March 1, 2027. Generally Accepted Accounting Principles do not allow these securities to be classified as a component of shareholders' equity, therefore, they are recorded as minority interest (see Footnote 12).

On August 8, 2003, the Company amended and restated its existing revolving credit agreement with a syndicate of commercial banks to increase the facility from $310 million to $400 million and to make certain other changes. No balance was outstanding as of December 31, 2002, June 30, 2003 or at the time of the amendment and restatement, and no borrowings are outstanding as of August 14, 2003. As amended, the agreement contains certain financial covenants. These covenants generally provide that Debt to Capital Ratio shall not exceed 0.35:1 and that consolidated shareholders' equity plus outstanding Capital Securities of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500 million, respectively, subject to certain adjustments under certain circumstances as more fully set forth in the agreement contained, as Exhibit
10.5 to this Form 10-Q. The scheduled commitment termination date under the amended agreement is August 8, 2006.

SHAREHOLDERS' EQUITY

During the first six months of 2003, our consolidated shareholders' equity increased by $431.9 million to $2.07 billion as of June 30, 2003, from $1.64 billion as of December 31, 2002. The significant components of the change in shareholders' equity included net income from continuing operations of $340.5 million, the issuance of $100 million of Series B Preference Shares and an increase in net unrealized gains on investments of $17.7 million, partially offset by dividends to common and preference shareholders of $30.1 million.

INVESTMENTS

At June 30, 2003, we held investments and cash totaling $3.9 billion (compared to $3.1 billion at December 31, 2002). Our investment portfolio is subject to the risk of declines in realizable value. We attempt to mitigate this risk through diversification and active management of our portfolio.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)                                     June 30, 2003     December 31, 2002
------------------------------------------------------------------------------------------------------
Fixed maturity investments available for sale, at fair value      $     2,347,341    $      2,221,109
Other investments                                                         190,742             129,918
Short term investments                                                  1,135,185             570,497
Equity investments in reinsurance company                                 129,959             120,288
Cash and cash equivalents                                                  60,129              87,067
                                                                  ---------------    ----------------
TOTAL INVESTED ASSETS                                             $     3,863,356    $      3,128,879
                                                                  ---------------    ----------------

The $734.5 million growth in our portfolio of invested assets for the six months ended June 30, 2003 resulted primarily from net cash provided by operating activities of $500.9 million, the proceeds from our sale of $100 million of 5.875% Senior Notes and the proceeds from our sale of $100 million of Series B Preference Shares.

The equity investment in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a ten-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. As at June 30, 2003, we own 9.2% of Platinum's outstanding common shares. We have recorded our investments in Platinum at fair value, and at June 30, 2003 the aggregate fair value was $130.0 million, compared to $120.3 million as at December 31, 2002. The aggregate unrealized gain of $45.8 million on the Platinum investment is included in accumulated other comprehensive income, of which $22.5 million represents our estimate of the value of the warrant.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short-term notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio contains investments in fixed income securities, such as U.S. Government bonds, corporate bonds and mortgage backed and asset backed securities.

At June 30, 2003, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA, an average duration of 2.1 years and an average yield to maturity of 2.4%.

At June 30, 2003, $18.4 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1.0% of our invested assets.

For the first six months of 2003, we recorded an increase of $67.3 million in net realized gains on investments to $70.8 million from $3.5 million for the same period in 2002. The increase was primarily a consequence of a general repositioning of the invested asset portfolio in response to changing market conditions. In addition, we substantially reduced our holdings in our mortgage backed securities portfolio during the second quarter, which also contributed to realized gains.

A portion of our investment assets are directly held by our subsidiary Renaissance Investment Holdings Ltd. ("RIHL"), a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities for RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. We believe that RIHL permits us to consolidate and substantially facilitate our investment management operations. RenaissanceRe and each of our participating operating subsidiaries and affiliates have transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable by the subscribing companies for cash or in marketable securities. Over time, the subsidiaries and joint ventures who participate in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change. RIHL is currently rated AAAf/S2 by Standards & Poor's Ratings Group.

CATASTROPHE LINKED INSTRUMENTS

We have assumed risk through derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During the first six months of 2003, we recorded a loss on non-indemnity catastrophe index transactions of $1.6 million, compared to gains of $2.1 million for the same period in 2002. We report these gains or losses in other income.

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

OFF BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of June 30, 2003, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CURRENT OUTLOOK

We believe that the principal components of our operations - property catastrophe reinsurance, specialty reinsurance and individual risk, continue to display strong fundamentals.

Currently, we believe that prices in certain specialty casualty insurance markets have risen to levels that offer us additional opportunities to deploy our capital and accordingly, during the third quarter, we have begun writing casualty insurance premiums in certain niche markets. Because of these opportunities, and continued opportunities in the primary property markets, we believe that our premiums in our individual risk segment for the full year 2003 will grow substantially as compared with the total individual risk premiums for 2002. Recognizing that there are many segments of the casualty market that remain unattractive even after recent price increases, we intend to be selective and write business only in those segments that we believe can produce an acceptable return on capital. We are hiring staff, and building systems, to support our entry into the casualty business. We expect to supplement our internal resources with external service providers, including, most importantly, a select number of leading program managers and third party claims administrators. We have assembled a team of professionals in our U.S. operations to support this initiative, which will include internal auditing and oversight of these external service providers.

In our reinsurance segment, we believe that the specialty reinsurance markets in which we operate continue to present attractive opportunities. We believe that, as a result of factors including our reputation for superior service, prompt claims payment and financial strength, and our investment in modeling and other analytic tools, we have developed a leadership position in certain segments of this market, and we will continue to see opportunities for overall growth in our 2003 consolidated specialty reinsurance premiums. For our property catastrophe reinsurance operations, we believe that as a result of the additional capacity provided by the new capital entering the market subsequent to the World Trade Center tragedy, combined with continued light catastrophe losses thus far in 2003, pricing in the property catastrophe market has leveled off and we have started to see initial indications of reduced pricing in select instances. As a consequence of the current pricing environment, we currently expect gross managed catastrophe premium in 2003 to be approximately in line with gross managed catastrophe premiums for 2002. To the extent that industry pricing of our products does not meet our hurdle rate, we would expect to reduce our catastrophe premiums.

The current market environment is also providing us with increased opportunities with our joint venture and structured product initiatives. In evaluating these initiatives, we are not only considering alternatives in the property catastrophe markets, but also considering opportunities in other areas of the insurance and reinsurance markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core reinsurance and individual risk operations. This diversification may include new opportunities to write additional targeted classes of non-catastrophe business, both directly for our own account and through possible new joint ventures. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

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

  8. uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

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

  13. changes in insurance regulations in the United States or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio includes fixed maturity investments available for sale and short-term investments, whose market values will fluctuate with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.07%, which equated to a decrease in market value of approximately $72.1 million on a portfolio valued at $3,482.5 million at June 30, 2003. At December 31, 2002, the decrease in total return would have been 2.25%, which equated to a decrease in market value of approximately $62.8 million on a portfolio valued at $2,791.6 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements.

Our current foreign currency policy is to hold foreign currency assets, including cash and receivables, that approximate the net monetary foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. All changes in exchange rates are recognized currently in our statements of income. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. As of June 30, 2003, the Company had notional exposure of $26.4 million related to foreign currency forward and option contracts. These contracts are recorded at fair value which are determined principally by obtaining quotes from independent dealers and counterparties. The fair value of these contracts as of June 30, 2003 was nil. The Company had no investments in these foreign currency derivative instruments as of December 31, 2002.

Item 4.  DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls: We have designed various controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this quarterly report, is captured, processed, summarized and reported on a timely and accurate basis. Our disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on financial statements.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that the Company's disclosure controls and procedures as of June 30, 2003 are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  (a)  Our 2003 Annual General Meeting of Shareholders was held on May 28, 2003.

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

       Edmund B. Greene

       Brian R. Hall

       William F. Hecht

       Scott E. Pardee

       William I. Riker


  (c) The following matters were voted upon at the Annual General Meeting with the voting results indicated:

  (1)  The Board Nominees Proposal

       Our Bye-laws provide for a classified Board, divided into three classes of approximately equal size. At the 2003 Annual Meeting, the shareholders elected three of our Directors as Class II Directors, who shall serve until our 2006 Annual Meeting.

              Nominee                     Votes For               Votes Withheld
              -------                     ---------               --------------
       James N. Stanard                   60,221,270                   88,102
       Thomas A. Cooper                   56,360,569                3,948,803
       W. James MacGinnitie               60,221,444                   87,928

  (2)  The Auditors Proposal

       Our shareholders voted to approve the appointment of Ernst & Young as our independent auditors for the 2003 fiscal year.

              Votes For                   Votes Against         Votes Abstained
              ---------                   -------------         ---------------
              59,293,780                     990,957                 24,635

Item 5 -- Other Information

                  None

Item 6 -- Exhibits and Reports on Form 8-K

a.   Exhibits:

     10.1 Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and William I. Riker.

     10.2 Amended and Restated Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and John M. Lummis.

     10.3 Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and David A. Eklund.

     10.4 Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.

     10.5 Amended and Restated Credit Agreement, dated as of August 8, 2003, by and among RenaissanceRe Holdings Ltd., various financial institutions parties thereto (the "Lenders"), Deutsche Bank AG New York Branch as letter of credit issuer and co-documentation agent, Wachovia Bank, National Association, as co-documentation agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., as administrative agent for the Lenders.

     31.1 Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

     31.2 Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

     32.1 Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b.   Current Reports on Form 8-K:

     The Registrant filed a report on Form 8-K on April 28, 2003 with respect to non-GAAP financial measures within the meaning of Regulation G as set forth in the Company's press release announcing the Registrant's preliminary results for its first quarter ended March 31, 2003.

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

Date:  August 14, 2003