Form 10-Q
period 2003-09-30
RENAISSANCERE HOLDINGS LTD
filed 2003-11-14
CIK 913144

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

         The number of outstanding shares of RenaissanceRe Holdings Ltd.'s common stock, par value US $1.00 per share, as of September 30, 2003 was 70,323,752.

         Total number of pages in this report: 35

                           RENAISSANCERE HOLDINGS LTD.

                               INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

     ITEM 1 -- Financial Statements

                   Consolidated Balance Sheets as at September 30, 2003        3
                   (Unaudited) and December 31, 2002

                   Unaudited Consolidated Statements of Income for             4
                   the three and nine month periods ended
                   September 30, 2003 and 2002

                   Unaudited Consolidated Statements of Changes in             5
                   Shareholders' Equity for the nine month periods ended September 30, 2003 and 2002

                   Unaudited Consolidated Statements of Cash Flows             6
                   for the nine month periods ended September 30, 2003
                   and 2002

                   Notes to Unaudited Consolidated Financial Statements        7

     ITEM 2-- Management's Discussion and Analysis of Results of              14
                 Operations and Financial Condition

     ITEM 3-- Quantitative and Qualitative Disclosures About Market Risk      32

     ITEM 4-- Disclosure Controls and Procedures                              33

PART II-- OTHER INFORMATION                                                   34

     ITEM 1 -- Legal Proceedings
     ITEM 2 -- Changes in Securities and Use of Proceeds
     ITEM 3 -- Defaults Upon Senior Securities
     ITEM 4 -- Submission of Matters to a Vote of Security Holders
     ITEM 5 -- Other Information
     ITEM 6 -- Exhibits and Reports on Form 8-K

Signature-- RenaissanceRe Holdings Ltd.                                       35

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (in thousands of United States Dollars, except per share amounts)

                                                                                                     AS AT
                                                                                    --------------------------------------
                                                                                    SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                                                    ------------------   -----------------
                                                                                       (Unaudited)           (Audited)
ASSETS
Fixed maturity investments available for sale, at fair value
   (Amortized cost $2,640,852 and $2,153,715 at September 30, 2003 and
   December 31, 2002, respectively)                                                    $ 2,698,720           $ 2,221,109
Short term investments                                                                     964,309               570,497
Other investments                                                                          224,699               129,918
Equity investment in reinsurance company at fair value
   (Cost $84,199 at September 30, 2003 and December 31, 2002)                              136,432               120,288
Cash and cash equivalents                                                                   84,029                87,067
                                                                                       -----------           -----------
       Total investments and cash                                                        4,108,189             3,128,879
Premiums receivable                                                                        312,199               199,449
Ceded reinsurance balances                                                                 108,694                73,360
Losses recoverable                                                                         157,059               199,533
Accrued investment income                                                                   29,605                25,833
Deferred acquisition costs                                                                  95,376                55,853
Other assets                                                                                58,070                62,829
                                                                                       -----------           -----------
     TOTAL ASSETS                                                                      $ 4,869,192           $ 3,745,736
                                                                                       ===========           ===========

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

LIABILITIES
Reserve for claims and claim expenses                                                  $   981,687           $   804,795
Reserve for unearned premiums                                                              538,262               331,985
Debt                                                                                       350,000               275,000
Reinsurance balances payable                                                               198,413               146,732
Other                                                                                      121,613                97,013
                                                                                       -----------           -----------
     TOTAL LIABILITIES                                                                   2,189,975             1,655,525
                                                                                       -----------           -----------

Minority Interest - Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated
   debentures of the Company                                                                84,630                84,630
Minority Interest - DaVinci                                                                416,942               363,546

SHAREHOLDERS' EQUITY
Preference Shares                                                                          250,000               150,000
Common shares and additional paid-in capital                                               310,094               320,936
Unearned stock grant compensation                                                               --               (18,468)
Accumulated other comprehensive income                                                     110,101                95,234
Retained earnings                                                                        1,507,450             1,094,333
                                                                                       -----------           -----------

     TOTAL SHAREHOLDERS' EQUITY                                                          2,177,645             1,642,035
                                                                                       -----------           -----------
     TOTAL LIABILITIES, MINORITY INTERESTS, AND
     SHAREHOLDERS' EQUITY                                                              $ 4,869,192           $ 3,745,736
                                                                                       ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
         (in thousands of United States Dollars, except per share amounts)
                                    (Unaudited)

                                                                      QUARTERS ENDED                    NINE MONTHS ENDED
                                                              -------------------------------    --------------------------------
                                                              SEPT. 30, 2003   SEPT. 30, 2002    SEPT. 30, 2003    SEPT. 30, 2002
                                                              -------------    --------------    --------------    --------------
REVENUES
     Gross premiums written                                   $     313,317    $      282,597    $    1,211,044    $    1,013,725
                                                              =============    ==============    ==============    ==============

     Net premiums written                                     $     236,570    $      192,687    $      987,163    $      770,300
     Decrease (increase) in unearned premiums                        40,794            (1,377)         (170,790)         (243,940)
                                                              -------------    --------------    --------------    --------------
     Net premiums earned                                            277,364           191,310           816,373           526,360
     Net investment income                                           28,280            23,737            93,823            73,021
     Net foreign exchange gains                                         252               888            11,843             2,588
     Other income                                                     7,979             7,951            20,722            24,227
     Net realized gains on investments                                1,172            10,219            71,944            13,736
                                                              -------------    --------------    --------------    --------------

     TOTAL REVENUES                                                 315,047           234,105         1,014,705           639,932
                                                              -------------    --------------    --------------    --------------
EXPENSES
     Claims and claim expenses incurred                              96,856            82,931           279,712           199,198
     Acquisition expenses                                            56,317            23,802           139,154            62,719
     Operational expenses                                            17,882             9,616            49,121            30,241
     Corporate expenses                                               4,456             3,466            12,601            10,844
     Interest expense                                                 4,318             3,499            15,979             9,646
                                                              -------------    --------------    --------------    --------------

     TOTAL EXPENSES                                                 179,829           123,314           496,567           312,648
                                                              -------------    --------------    --------------    --------------
Income before minority interests and taxes and change
     in accounting principle                                        135,218           110,791           518,138           325,525
Minority Interest - Company obligated, mandatorily
     redeemable capital securities of a subsidiary trust
     holding solely junior subordinated debentures of the
     Company                                                          1,827             1,759             3,282             3,664
Minority interest - DaVinci                                          15,211            17,689            56,246            40,636
                                                              -------------    --------------    --------------    --------------
Income before taxes and change in accounting principle              118,180            91,343           458,610           281,225
Income tax benefit (expense)                                            (37)              (59)               18              (382)
Cumulative effect of a change in accounting
      principle                                                          --                --                --            (9,187)
                                                              -------------    --------------    --------------    --------------

     NET INCOME                                                     118,143            91,284           458,628           271,656
Dividends on Preference Shares                                        4,903             3,038            13,939             9,079
                                                              -------------    --------------    --------------    --------------
     NET INCOME AVAILABLE TO COMMON SHAREHOLDERS              $     113,240    $       88,246    $      444,689    $      262,577
                                                              =============    ==============    ==============    ==============

Earnings per Common Share - basic                             $        1.63    $         1.30    $         6.45    $         3.90
Earnings per Common Share - diluted                           $        1.59    $         1.26    $         6.27    $         3.75

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                           2003           2002
                                                       -----------    -----------
Preference Shares
      Balance -- January 1                             $   150,000    $   150,000
      Issuance of Preference Shares                        100,000             --
                                                       -----------    -----------
      Balance -- September 30                              250,000        150,000
                                                       -----------    -----------
Common Stock & additonal paid-in capital
      Balance -- January 1                                 320,936        264,623
      Exercise of options, and issuance of stock and
        restricted stock awards                             10,776         12,780
      Miscellaneous offering expenses                       (3,150)           (73)
      Cumulative effect of change in accounting for
        unearned stock grant compensation                  (18,468)            --
      Stock dividend                                            --         45,711
      Repurchase of capital securities                          --             30
                                                       -----------    -----------
      Balance -- September 30                              310,094        323,071
                                                       -----------    -----------
Unearned stock grant compensation
      Balance -- January 1                                 (18,468)       (20,163)
      Cumulative effect of change in accounting for
        unearned stock grant compensation                   18,468             --
      Restricted stock grants awarded, net                      --         (7,710)
      Amortization                                              --          7,403
                                                       -----------    -----------
      Balance -- September 30                                   --        (20,470)
                                                       -----------    -----------
Accumulated other comprehensive income
      Balance -- January 1                                  95,234         16,295
      Net unrealized gains on securities, net of
           adjustment (see disclosure)                      14,867         22,214
                                                       -----------    -----------
      Balance -- September 30                              110,101         38,509
                                                       -----------    -----------
Retained earnings
      Balance -- January 1                               1,094,333        814,269
      Net income                                           458,628        271,656
      Dividends paid on Common Shares                      (31,572)       (29,177)
      Dividends paid on Preference Shares                  (13,939)        (9,079)
      Stock dividend                                            --        (45,711)
                                                       -----------    -----------
      Balance -- September 30                            1,507,450      1,001,958
                                                       -----------    -----------
Total Shareholders' Equity                             $ 2,177,645    $ 1,493,068
                                                       ===========    ===========
COMPREHENSIVE INCOME
Net income                                             $   458,628    $   271,656
Other comprehensive income                                  14,867         22,214
                                                       -----------    -----------
Comprehensive income                                   $   473,495    $   293,870
                                                       ===========    ===========
DISCLOSURE REGARDING NET UNREALIZED GAINS
Net unrealized holding gains arising during period     $    86,811    $    35,950
Net realized gains included in net income                  (71,944)       (13,736)
                                                       -----------    -----------
Change in net unrealized gains on securities           $    14,867    $    22,214
                                                       ===========    ===========

(1) Comprehensive income for the quarters ended September 30, 2003 and 2002 was $115.3 million and $112.4 million, respectively.

   The accompanying notes are an integral part of these financial statements.

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                     (in thousands of United States Dollars)
                                   (Unaudited)

                                                                              2003            2002
                                                                          ------------    ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

       Net income                                                         $    458,628    $    271,656

       ADJUSTMENTS TO RECONCILE NET INCOME TO NET
            CASH PROVIDED BY OPERATING ACTIVITIES

            Amortization and depreciation                                        9,742          15,435
            Unrealized (gains) losses included in net investment income        (12,916)          2,191
            Net realized investment gains                                      (71,944)        (13,736)
            Minority interest - DaVinci                                         56,246          40,636
            Change in:
                   Premiums receivable                                        (112,750)       (196,124)
                   Ceded reinsurance balances                                  (35,334)        (76,937)
                   Reserve for claims and claim expenses, net                  219,366         157,520
                   Reserve for unearned premiums                               206,277         318,532
                   Deferred acquisition costs                                  (39,523)        (43,104)
                   Reinsurance balances payable                                 51,681          37,002
                   Other                                                        32,279          39,098
                                                                          ------------    ------------

                   NET CASH PROVIDED BY OPERATING ACTIVITIES                   761,752         552,169
                                                                          ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
       Proceeds from sales of investments                                    9,730,227       4,722,476
       Purchases of investments available for sale                         (10,144,823)     (5,658,227)
       Net purchases of short-term investments                                (393,812)        339,373
       Net purchases of other investments                                      (81,865)        (60,804)
       Acquisition of subsidiary, net of cash acquired                              --         (23,495)
                                                                          ------------    ------------

                   NET CASH USED IN INVESTING ACTIVITIES                      (890,273)       (680,677)
                                                                          ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
       Issuance of senior debt, net of expenses                                 99,144              --
       Sale of preference shares, net of expenses                               96,850              --
       Payment of bank loan - Glencoe U.S.                                     (25,000)         (8,500)
       Dividends paid - Common Shares                                          (31,572)        (29,177)
       Dividends paid - Preference Shares                                      (13,939)         (9,079)
       Issuance of senior debt - DaVinci                                            --         100,000
       Increase in minority interests                                               --          22,000
                                                                          ------------    ------------

                   NET CASH PROVIDED BY FINANCING ACTIVITIES                   125,483          75,244
                                                                          ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (3,038)        (53,264)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  87,067         139,715
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     84,029    $     86,451
                                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                  RenaissanceRe Holdings Ltd. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

1. The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K. The consolidated financial statements include the accounts of RenaissanceRe Holdings Ltd. ("RenaissanceRe") and its wholly-owned subsidiaries, including Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Insurance Ltd. ("Glencoe"), Stonington Insurance Company ("Stonington"), Lantana Insurance Ltd. ("Lantana"), Glencoe U.S. Holdings Inc. ("Glencoe U.S.", formerly known as Renaissance U.S. Holdings, Inc.), RenaissanceRe Capital Trust (the "Trust"), Renaissance Investment Holdings Limited ("RIHL") and Renaissance Underwriting Managers, Ltd. ("Renaissance Managers"). DaVinciRe Holdings Ltd. ("DaVinciRe"), a partially-owned subsidiary, is also consolidated into the Company's financial statements.

         RenaissanceRe and its subsidiaries are collectively referred to herein as the "Company," and references herein to "our", "we", or "us" refer to the Company. All intercompany transactions and balances have been eliminated on consolidation.

         Our reinsurance operations write property catastrophe reinsurance and specialty reinsurance, principally provided through Renaissance Reinsurance. Our individual risk operations write direct insurance on both an admitted basis through Stonington and an excess and surplus lines basis through Glencoe and Lantana, and also provide reinsurance coverage, principally on a quota share basis, which we analyze on an individual risk basis. The Company also acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs and specialty reinsurance on behalf of joint ventures, including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). DaVinciRe and DaVinci were formed in October 2001 with other equity investors. The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinciRe.

         Minority interests represent the interests of external parties with respect to net income and shareholders' equity of the Trust and DaVinciRe. The Trust is the issuer of $100.0 million of outstanding mandatorily redeemable preferred capital securities ("Capital Securities"), of which $15.4 million have been repurchased by the Company, and holds a like amount of junior subordinated debentures issued by RenaissanceRe. RenaissanceRe's guarantee of the distributions on the preferred securities issued by the Trust, when taken together with RenaissanceRe's obligations under the expense reimbursement agreement with the Trust, provides a full and unconditional guarantee of amounts due on the Capital Securities issued by the Trust (See Note
         12).

         Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of results of operations and cash flows for the full fiscal year or subsequent quarters.

2. The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third-party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $188.4 million and $160.8 million for the nine month periods ended September 30, 2003 and 2002, respectively. In addition to loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to other reinsurance contracts.

         Total recoveries netted against claims and claim expenses incurred for the nine months ended September 30, 2003 were $20.1 million compared to $73.2 million for the nine months ended September 30, 2002.

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

6. On August 8, 2003, the Company amended and restated its existing revolving credit agreement with a syndicate of commercial banks to increase the facility from $310 million to $400 million and to make certain other changes. No balance was outstanding as of December 31, 2002, or September 30, 2003. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that consolidated shareholders' equity plus outstanding Capital Securities of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500 million, respectively. The scheduled commitment termination date under the amended agreement is August 8, 2006.

7. Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended September 30,
                                                                                   2003                 2002
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
--------------------------------------------------------------------------------------------------------------------
Numerator:

              Net income available to common shareholders                          $ 113,240               $ 88,246
                                                                               ==============     ==================

Denominator:
              Denominator for basic earnings per common share -
                          Weighted average common shares                          69,307,078             67,865,217
              Per common share equivalents of employee stock
                          Options and restricted shares                            1,879,549              2,406,866
                                                                               --------------     ------------------
              Denominator for diluted earnings per common share -
                          Adjusted weighted average common shares and
                          assumed conversions                                     71,186,627             70,272,083
                                                                               ==============     ==================

              Basic earnings per common share                                         $ 1.63                 $ 1.30
              Diluted earnings per common share                                       $ 1.59                 $ 1.26
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                                                 Nine months ended September 30,
                                                                                   2003                 2002
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars except share and per share data)
--------------------------------------------------------------------------------------------------------------------
Numerator:

              Net income available to common shareholders                          $ 444,689              $ 262,577
                                                                               ==============     ==================

Denominator:
              Denominator for basic earnings per common share -
                          Weighted average common shares                          68,938,026             67,326,314
              Per common share equivalents of employee stock
                          Options and restricted shares                            1,997,554              2,763,304
                                                                               --------------     ------------------
              Denominator for diluted earnings per common share -
                          Adjusted weighted average common shares and
                          assumed conversions                                     70,935,580             70,089,618
                                                                               ==============     ==================

              Basic earnings per common share                                         $ 6.45                 $ 3.90
              Diluted earnings per common share                                       $ 6.27                 $ 3.75
--------------------------------------------------------------------------------------------------------------------

8. The Board of Directors of the Company declared, and the Company paid, a dividend of $0.15 per share to shareholders of record on each of March 3, 2003, June 2, 2003 and September 10, 2003. On November 13, 2003, the Board of Directors declared a dividend of $0.15 per share payable on December 15, 2003, to shareholders of record on December 5, 2003. During the second quarter of 2002, RenaissanceRe effected a three-for-one stock split through a stock dividend of two additional common shares for each common share owned. All of the share and per share information provided in this 10-Q is presented as if the stock dividend had occurred for all periods presented.

         On August 7, 2003, the Board of Directors authorized the Company to purchase a portion of its outstanding common shares up to an aggregate purchase price of $150 million. This authorization includes the remaining amounts available under prior authorizations. The Company's decision to repurchase common shares will depend on, among other matters, the market price of the common shares and capital requirements of the Company.

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

         Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," compensation cost recognized in 2003 includes all employee awards granted, modified, or settled after the beginning of the fiscal year. Results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

-------------------------------------------------------------------------------------------------------------
                                                                          Three months ended September 30,
                                                                           2003                     2002
                                                                        ------------             ------------

Net income available to common shareholders, as reported                $   113,240              $    88,246
add: stock based employee compensation cost included in
      determination of net income                                             3,829                    2,423
less: fair value compensation cost under SFAS 123                             5,204                    4,115
                                                                        ------------             ------------

Pro forma net income available to common shareholders                   $   111,865              $    86,554
                                                                        ============             ============

Earnings per share
      Basic - as reported                                               $      1.63              $      1.30
      Basic - proforma                                                  $      1.61              $      1.28

      Diluted - as reported                                             $      1.59              $      1.26
      Diluted - proforma                                                $      1.57              $      1.23

-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                           Nine months ended September 30,
                                                                            2003                    2002
                                                                        -------------          ---------------
Net income available to common shareholders, as reported                $    444,689           $      262,577
add: stock based employee compensation cost included in
      determination of net income                                              9,030                    6,539
less: fair value compensation cost under SFAS 123                             12,866                   12,679
                                                                        -------------          ---------------

Pro forma net income available to common shareholders                   $    440,853           $      256,437
                                                                        =============          ===============

Earnings per share
      Basic - as reported                                               $       6.45           $         3.90
      Basic - proforma                                                  $       6.39           $         3.81

      Diluted - as reported                                             $       6.27           $         3.75
      Diluted - proforma                                                $       6.21           $         3.66

--------------------------------------------------------------------------------------------------------------

10. The Company has two reportable segments: reinsurance operations and individual risk operations. The reinsurance segment, which includes the results of DaVinci, has three principal components, property catastrophe reinsurance, specialty reinsurance and catastrophe reinsurance written through our joint venture, DaVinci. During the third quarter of 2002, we renamed our primary segment "individual risk" to more accurately describe the risk characteristics of this business. We define our individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our individual risk operations write direct insurance on both an admitted basis through Stonington and an excess and surplus lines basis through Glencoe and Lantana, and also provide reinsurance coverage, principally on a quota share basis, which we analyze on an individual risk basis. Data for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

--------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30,  2003
(IN THOUSANDS OF U.S. DOLLARS)
                                                REINSURANCE (1)   INDIVIDUAL RISK (1)    OTHER (2)        TOTAL
                                             -----------------------------------------------------------------------
Gross premiums written                            $ 139,645             $ 173,672        $     -       $ 313,317
Net premiums written                                113,033               123,537              -         236,570
Income                                               99,475                 6,834          6,931         113,240
                                             -----------------------------------------------------------------------
Claims and claim expense ratio                        28.9%                 49.3%              -           34.9%
Expense ratio                                         20.7%                 42.3%              -           26.8%
                                             -----------------------------------------------------------------------
Combined ratio                                        49.6%                 91.6%              -           61.7%
                                             =======================================================================

--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 2002
(IN THOUSANDS OF U.S. DOLLARS)
                                                REINSURANCE (1)   INDIVIDUAL RISK (1)    OTHER (2)        TOTAL
                                             -----------------------------------------------------------------------
Gross premiums written                            $ 201,351              $ 81,246        $     -       $ 282,597
Net premiums written                                133,317                59,370              -         192,687
Income                                               66,316                 8,645         13,285          88,246
                                             -----------------------------------------------------------------------
Claims and claim expense ratio                        44.4%                 38.0%              -           43.3%
Expense ratio                                         14.3%                 33.9%              -           17.5%
                                             -----------------------------------------------------------------------
Combined ratio                                        58.7%                 71.9%              -           60.8%
                                             =======================================================================

--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF U.S. DOLLARS)
                                                REINSURANCE (1)   INDIVIDUAL RISK (1)    OTHER (2)       TOTAL
                                             -----------------------------------------------------------------------
Gross premiums written                            $ 875,841             $ 335,203                    $ 1,211,044
Net premiums written                                736,309               250,854                        987,163
Income                                              320,549                27,837         96,303         444,689
                                             -----------------------------------------------------------------------
Claims and claim expense ratio                        28.9%                 49.7%              -           34.3%
Expense ratio                                         18.3%                 37.1%              -           23.0%
                                             -----------------------------------------------------------------------
Combined ratio                                        47.2%                 86.8%              -           57.3%
                                             =======================================================================

--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
(IN THOUSANDS OF U.S. DOLLARS)
                                                REINSURANCE (1)   INDIVIDUAL RISK (1)    OTHER (2)       TOTAL
                                             -----------------------------------------------------------------------
Gross premiums written                            $ 828,716             $ 185,009        $     -     $ 1,013,725
Net premiums written                                617,336               152,964              -         770,300
Income                                              223,352                10,850         28,375         262,577
                                             -----------------------------------------------------------------------
Claims and claim expense ratio                        37.3%                 42.5%              -           37.8%
Expense ratio                                         15.4%                 37.5%              -           17.7%
                                             -----------------------------------------------------------------------
Combined ratio                                        52.7%                 80.0%              -           55.5%
                                             =======================================================================

--------------------------------------------------------------------------------------------------------------------

         (1) Income for the reinsurance and individual risk segments represents net underwriting income. Net underwriting income consists of net premiums earned less claims and claims expenses incurred, acquisition costs, and operational expenses.

         (2) Income for the other segment consists of net investment income, net foreign exchange gains, other income and net realized gains on investments, partially offset by corporate expenses, interest expense, minority interest expenses, cumulative effect of change in accounting principle, income tax benefit (expense), and dividends on preference shares.

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

12. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The provisions of SFAS 150 required the Company's Capital Securities to be classified on the balance sheet as liabilities with effect from July 1, 2003, and for the related minority interest to be recorded as interest expense. On November 7, 2003, the FASB issued FASB Staff Position 150-3, which, among other matters, deferred indefinitely the effective date of SFAS 150 with respect to the classification of certain mandatorily redeemable noncontrolling interests under SFAS 150, and therefore required the reversal of any effects of the adoption of SFAS 150 regarding the Company's Capital Securities. As a result, the Company continues to classify the Capital Securities as minority interest on the consolidated balance sheet and continues to classify the related dividends as minority interest expense in the consolidated income statement.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"), which requires consolidation of all Variable Interest Entities ("VIE") by the investor that will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 is effective immediately for VIEs created after January 31, 2003 and is expected to become effective in the Company's fourth quarter of 2003 for all other existing transactions. We do not expect, based on the authoritative literature currently available, that the adoption of FIN 46 will have a material impact on our financial condition and results of operations.

13.      Subsequent Events

         The Company is in the process of negotiating a long-term strategic investment, along with three partners, MBIA Inc. ("MBIA"), Partner Re and Koch Financial, to form a new financial guaranty reinsurer, Channel Re. The Company anticipates that Channel Re will be a stable, long-term financial guaranty reinsurer, and will benefit from a strong alignment of interests with MBIA. Channel Re is expected to have a senior management team comprised of seasoned industry professionals. Upon inception, Channel Re would assume a portfolio of in-force business from MBIA, participate in MBIA's reinsurance treaty and provide facultative reinsurance support to MBIA. The Company's total financial commitment is expected to be in the range of $115 - $125 million, and Channel Re is expected to produce attractive financial returns for its shareholders. The consummation of the transaction remains subject to final documentation, numerous closing conditions, regulatory approval and the completion of the process to obtain appropriate financial strength ratings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2003 and 2002 and financial condition as of September 30, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We also caution readers regarding certain forward-looking statements made in this 10-Q and direct readers to the Safe Harbor disclosures included in this 10-Q.

GENERAL

RenaissanceRe Holdings Ltd. was formed in 1993 to provide reinsurance to cover the risk of natural and man-made catastrophes. Since our formation, we have become one of the largest writers of catastrophe reinsurance and we are recognized as a leader in the utilization of sophisticated computer models to construct a superior portfolio of these coverages. Over the past two years, there have been significant market dislocations across the worldwide insurance and reinsurance markets and a substantial increase in the amount of premium that meets our hurdle rates. Currently, we conduct our business through two reportable segments, Reinsurance and Individual Risk.

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

2) Specialty reinsurance covering certain targeted classes of non-catastrophe business where we believe we have a sound basis for underwriting and pricing the risk that we assume: our portfolio of these lines currently includes catastrophe exposed workers' compensation and personal accident, aviation, property per risk, surety, finite and terrorism. We believe that we are seen as a market leader in certain of these classes of business and that we have a growing reputation as a "first call" market in these lines.

3) Catastrophe and specialty reinsurance written for the account of joint ventures we have established to expand our access to capital and leverage our catastrophe underwriting skill to produce fee income. In 1999, we formed Top Layer Re with State Farm to provide high layer coverage for non-U.S. risks. Renaissance Reinsurance and State Farm each own 50% of Top Layer Re. We formed DaVinciRe in 2001 with State Farm and other private investors to write property catastrophe reinsurance side-by-side with Renaissance Reinsurance. We own a minority of DaVinciRe's outstanding equity but control a majority of its outstanding voting power, and accordingly, DaVinciRe's financial results are consolidated in our financial statements. We act as the exclusive underwriting manager for these joint ventures in return for management fees and a profit participation (such fees earned from DaVinciRe are eliminated in consolidation). We actively consider additional joint venture opportunities which may write various classes of risk. We cannot assure you we will complete such new ventures or that they will contribute materially to our results.

Individual Risk

Our individual risk business, which is written on an excess and surplus lines basis by Glencoe and Lantana and on an admitted basis by Stonington, has also experienced substantial growth in 2003. We define our individual risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our individual risk segment provides insurance both on a direct and on a surplus lines basis and also provides reinsurance on a quota share basis. During the third quarter of 2003, our individual risk segment has begun writing certain types of casualty insurance. We are in the process of building our infrastructure to address the additional management and operational risks associated with these coverages.

The individual risk business which Glencoe writes is primarily produced through three distribution channels: 1) Brokers - where Glencoe writes primary insurance through brokers on a risk-by-risk basis; 2) Program Managers - where Glencoe writes primary insurance through a small number of high quality, specialized program managers, who produce business under well-defined underwriting guidelines, and provide related back-office functions; and 3) Quota Share Reinsurance - where Glencoe writes quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions.

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

CLAIMS AND CLAIM EXPENSE RESERVES

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

Adjustments to our prior year estimated claims reserves will impact our current year net income by increasing our net income if the prior year estimated claims reserves prove to be overstated, or by reducing our net income if the prior year estimated claims reserves prove to be insufficient. Changes to prior year estimated claims reserves had the following impact on our net income: during the first nine months of 2003, we reduced prior year estimated claims reserves by $50.0 million and accordingly, our net income was increased by $50.0 million; during the first nine months of 2002, we increased prior year estimated claims reserves by $4.9 million, and accordingly our net income was decreased by $4.9 million. Also see Financial Condition - Reserves for Claims and Claims Expenses.

For our property catastrophe reinsurance operations, we initially set our case reserves based on case reserves and other reserve estimates reported by insureds and ceding companies. We then add to these case reserves, our estimates for additional case reserves, and an estimate for incurred but not reported ("IBNR") reserves. These estimates are generally based upon our experience with similar claims, our knowledge of potential industry loss levels for each loss, and industry information which we gather and retain in our REMS(C) modeling system. Our estimates of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims.

In reserving for our individual risk and specialty reinsurance coverages we do not have the benefit of a significant amount of our own historical experience in these lines, which we believe further increases the uncertainty of these estimates. We utilize the Bornhuetter-Ferguson actuarial method to estimate our IBNR for our specialty reinsurance and individual risk coverages. The utilization of the Bornhuetter-Ferguson technique requires a company to estimate an ultimate claims and claim expense ratio for each line of business. We select our estimates of the ultimate claims and claim expense ratios by reviewing industry standards, and adjusting these standards based upon the type and terms of the coverages we offer and the terms of the coverages we offer. We intend to establish our estimates for these classes of business prudently, but we cannot assure you we will succeed in this.

Because any reserve estimate is an insurer's estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy that attempts to incorporate prudent assumptions and estimates.

During the first, second and third quarters of 2003, we reduced prior year net accident year reserves by $11.8 million, $12.7 million and $25.5 million, respectively. For the remainder of the year, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that as our reserves on older accident years continue to age, it is likely that we will again experience a net reduction to our older accident year reserves.

All of our estimates are reviewed annually with an independent actuarial firm. We also review our assumptions and our methodologies on a quarterly basis. If we determine that our estimates need adjusting, such adjustments are recorded in the quarter in which they are identified. Although we believe we are cautious in our assumptions, and in the application of these methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. As of September 30, 2003, our IBNR reserves were $612.3 million, and a 5% change in these IBNR reserves would equate to a $30.6 million adjustment to claims and claim expenses incurred, which would represent 6.7% of our net income earned in the first nine months of 2003, and 0.6% of shareholders' equity as at September 30, 2003.

PREMIUMS

We recognize premiums as income over the terms of the related contracts and policies. Our written premiums are based on policy and contract terms and include estimates based on information received from both insureds and ceding companies. We record adjustment premiums in the period in which they occur.

We book premiums on non-proportional contracts in accordance with the contract terms. Premiums written on losses occurring contracts are typically earned over the contract period. Premiums on risks attaching contracts are generally earned as reported by the cedants, which typically is over double the contract period. Management makes estimates based on judgment and historical experience for periods during which no information has yet been received. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded.

The minimum and deposit premium on excess policies are usually determined by the contract wording. In the absence of defined amounts in the contract, management estimates written premium on these contracts based on historical experience and judgment.

In our individual risk business, it is often necessary to estimate portions of premiums written by program managers. Management estimates this premium based on discussions with program managers and also based on historical experience and judgment.

Total premiums estimated as of September 30, 2003 and 2002 were $97.0 million and $60.7 million, respectively.

We record ceded premiums on the same basis as assumed premiums. Reinstatement premiums are estimated by management, based on the contract terms, at the time of the loss occurrence giving rise to the reinstatement.


SUMMARY OF RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

A summary of the significant components of our revenues and expenses is as follows:

------------------------------------------------------------------------------------------------------------------
SUMMARY OF RESULTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------
Quarter ended September 30,                                                              2003            2002
------------------------------------------------------------------------------------------------------------------
       Net underwriting income - Renaissance                                           $ 73,386       $ 44,232
       Net underwriting income - DaVinci                                                 26,089         22,084
                                                                                     ---------------------------
            Total underwriting income - Reinsurance (1)                                  99,475         66,316
       Net underwriting income - Individual Risk (1)                                      6,834          8,645
       Other income                                                                       7,979          7,951
       Net investment income                                                             28,280         23,737
       Interest and preferred share dividends                                           (11,048)        (8,296)
       Corporate expenses, taxes, foreign exchange gains and other                       (4,241)        (2,637)
       Minority Interest - DaVinci                                                      (15,211)       (17,689)
                                                                                     ---------------------------
       Net income before realized gains                                                 112,068         78,027
       Net realized gains on investments                                                  1,172         10,219
                                                                                     ---------------------------
       Net income available to common shareholders                                    $ 113,240       $ 88,246
                                                                                     ===========================

       Net income per common share - diluted                                             $ 1.59         $ 1.26
       Net income before realized gains on investments per common share - diluted        $ 1.57         $ 1.11

(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses. See table on page 19 for a reconciliation of underwriting income.

------------------------------------------------------------------------------------------------------------------

The $25.0 million increase in net income in the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002, was primarily the result of the following items:

    o a $29.2 million increase in underwriting income from our Renaissance reinsurance operations due primarily to an increase in net earned premiums to $145.7 million from $118.2 million, primarily as a result of our success in capitalizing on market opportunities during 2003 and 2002, resulting in higher earned premiums in 2003 compared to 2002. Also, during the third quarter of 2003, we recorded reductions to prior years' loss reserves which were partially offset by an increase in underwriting expenses, plus

    o a $4.0 million increase in underwriting income from DaVinci due primarily to an increase in net earned premiums to $49.8 million from $42.3 million, primarily due to our ability to capitalize on market opportunities as discussed above, offset by an increase in the losses incurred to $13.8 from $11.2 million as a result of the specialty premiums written by DaVinci in 2003 which typically have a higher loss ratio than our property catastrophe book, less

    o a $1.8 million decrease in underwriting income from our individual risk operations which resulted from an increase in premiums earned which was offset by an increase in incurred losses to $40.3 million from $11.7 million and an increase in acquisition costs to $31.4 million from $8.0 million. Also, the losses for the individual risk business benefited from a reduction of prior years' loss reserves. Such reduction was partially offset by an increase to the current quarter loss ratio to reflect early reported losses on an incepting program, as well as to reflect additional case reserves, and incurred but not reported losses. The increase in our net earned premiums in our individual risk segment to $81.8 million in 2003 from $30.8 million in 2002, which was primarily the result of positive market conditions and our efforts to continue to increase premiums in this segment of our business and also the assumption of $50 million of premium from an in-force book of business; plus

    o a $4.5 million increase in net investment income, primarily due to an increase in our invested assets due to our strong cash flow from operations and the $196 million of net proceeds from our Series B Preference Shares and 5.875% Senior Notes sold in the first quarter of 2003 and equity appreciation during this period on our hedge funds and private equity funds of $3.5 million (a loss of $2.3 million in the third quarter of 2002), partially offset by a reduction in investment returns due to lower interest rates, less

    o a $2.8 million increase in interest and preference share dividends, which was primarily due to the additional dividends and interest accrued on the Series B Preference Shares and 5.875% Senior Notes sold in the first quarter of 2003, plus

    o a $2.5 million decrease related to the interests owned by other investors in DaVinci (Minority Interests), less

    o a $9.0 million decrease in net realized gains on investments, which is simply produced as a result of our ongoing management of our portfolio investments and the existing investment market conditions at that time.

Gross Premiums Written

Gross Premiums Written for the third quarter of 2003 and 2002 were as follows:

-------------------------------------------------------------------------
Quarter ended September 30,                  2003                  2002
                                         --------------------------------
Cat Premium
     Renaissance                          $ 84,780             $ 114,756
     DaVinci                                22,735                38,491
                                         --------------------------------
          Total Cat Premium                107,515               153,247

Renaissance Specialty Reinsurance           29,806                48,104
DaVinci Specialty Reinsurance                2,324                     -
                                         --------------------------------
     Total Reinsurance                     139,645               201,351
Individual risk premiums                   173,672                81,246
                                         --------------------------------
Total gross premiums written             $ 313,317             $ 282,597
                                         ================================

-------------------------------------------------------------------------

Our reinsurance premiums will fluctuate from quarter to quarter depending on the movement of large reinsurance programs in and out of our portfolio. The decrease during the third quarter was primarily the result of a loss of programs where we chose not to renew the coverages due to decreasing economic terms of the contracts.

The increase in our Individual Risk premiums was the result of the assumption of a $50 million in-force book of business as well as our efforts to continue to increase premiums in this segment of our business.

Underwriting Results
--------------------

The underwriting results of an insurance or reinsurance company are discussed frequently by reference to its claims ratio, expense ratio, and combined ratio. The claims ratio is the result of dividing claims and claim expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (acquisition costs and operational expenses) by net premiums earned. The combined ratio is the sum of the claims ratio and the expense ratio.

The table below sets forth our net premiums earned, claims and claim expenses and underwriting expenses by segment and their corresponding claims, expense and combined ratios:

---------------------------------------------------------------------------------------
     Quarter ended September 30,                              2003           2002
---------------------------------------------------------------------------------------
     Reinsurance net earned premiums                       $ 195,578      $ 160,542
     Individual risk net earned premiums                      81,786         30,768
                                                         ------------   ------------
          Total net earned premiums                        $ 277,364      $ 191,310
                                                         ============   ============

     Reinsurance claims and claim expenses                  $ 56,527       $ 71,233
     Individual risk claims and claim expenses                40,329         11,698
                                                         ------------   ------------
          Total claims and claim expenses                   $ 96,856       $ 82,931
                                                         ============   ============

     Reinsurance underwriting expenses                      $ 39,576       $ 22,993
     Individual risk underwriting expenses                    34,623         10,425
                                                         ------------   ------------
          Total underwriting expenses                       $ 74,199       $ 33,418
                                                         ============   ============

     Reinsurance net underwriting income                    $ 99,475       $ 66,316
     Individual risk net underwriting income                   6,834          8,645
                                                         ------------   ------------
          Total net underwriting income                    $ 106,309       $ 74,961
                                                         ============   ============

     Reinsurance claims and claim expense ratio                28.9%          44.4%
     Individual risk claims and claim expense ratio            49.3%          38.0%
          Total claims and claim expense ratio                 34.9%          43.3%

     Reinsurance underwriting expense ratio                    20.7%          14.3%
     Individual risk underwriting expense ratio                42.3%          33.9%
          Total underwriting expense ratio                     26.8%          17.5%

     Reinsurance combined ratio                                49.6%          58.7%
     Individual risk combined ratio                            91.6%          71.9%
          Total combined ratio                                 61.7%          60.8%

---------------------------------------------------------------------------------------

The reduction in our reinsurance claims and claims expense ratio was partially due to the increase in earned premiums related to our property catastrophe business, including DaVinci, which increased from $104.4 million for the third quarter of 2002 to $141.6 million for the third quarter of 2003, which typically have a lower claims and claims expense ratio compared to our specialty reinsurance business. Also, during the third quarter of 2003, due to favorable loss development on prior years' loss reserves, we recorded reductions to prior year reinsurance loss.

The increase in our claims and claims expense ratio for our individual risk business primarily relates to an increase to the current quarter claims and claims expense ratio to reflect early reported losses on an incepting program, as well as to reflect additional case reserves, and incurred but not reported losses. Additionally, partially offsetting this increase was a reduction in prior years' loss reserves related to losses reported on prior year programs which were lower than our original estimates on such programs.

Our underwriting expenses consist of acquisition costs and operational expenses. Acquisition costs consist of costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition costs are driven by contract terms and are normally a set percentage of premiums. Operational expenses consist of salaries and other general and administrative expenses. The increase in the expense ratio is due to a higher volume of individual risk and specialty reinsurance premiums in the third quarter of 2003 compared to the third quarter of 2002. These types of business generate higher underwriting expenses relative to premium volume than traditional catastrophe reinsurance.

Other Income

Our other income is principally generated from our equity pick-up from our 50% ownership of Top Layer Re, the annual management fee we receive from Platinum Underwriters Holdings Ltd. ("Platinum"), the underwriting of contracts related to physical variables, and other miscellaneous activities.

We also generate fees from our joint venture with DaVinci; however, because DaVinci is consolidated in our financial statements, these fees are not recorded in other income, but are instead recorded in our consolidated underwriting results. We also receive fees from certain placements of structured quota share reinsurance agreements for participations in our property catastrophe book of business. These fees are also not recorded in other income, but instead are recorded as reductions to acquisition costs and underwriting expenses.

The fee income, equity pick up and other items as reported in other income are detailed below. Also provided is a summary of all fees from joint venture relationships, including fee income, our profits earned on our capital at risk in the joint ventures and other items.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                               QUARTERS ENDED
                                                                            ----------------------------------------------------
                                                                             SEPTEMBER 30, 2003            SEPTEMBER 30, 2002
                                                                            ----------------------        ----------------------
     As Reported
     Fee income                                                             $               3,530         $                 941
     Equity pick up                                                                         5,272                         4,923
     Other items                                                                             (823)                        2,087
                                                                            ----------------------        ----------------------

     Total other income - as reported                                       $               7,979         $               7,951
                                                                            ======================        ======================

     Summary of all income from joint venture relationships (1)
     ----------------------------------------------------------
     Fee income (2)                                                         $              19,312         $              14,106
     Profits earned from capital at risk in joint ventures                                 14,112                        13,622
     Other items                                                                             (823)                        2,087
                                                                            ----------------------        ----------------------

     Total                                                                  $              32,601         $              29,815
                                                                            ======================        ======================

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

--------------------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

A summary of the significant components of our revenues and expenses are as follows:

-------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF RESULTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                               2003            2002
-------------------------------------------------------------------------------------------------------------------------------
       Net underwriting income - Renaissance                                                   $ 241,819      $ 166,900
       Net underwriting income - DaVinci                                                          78,730         56,452
                                                                                         -------------------------------
            Total underwriting income - Reinsurance (1)                                          320,549        223,352

       Net underwriting income - Individual Risk (1)                                              27,837         10,850
       Other income                                                                               20,722         24,227
       Net investment income                                                                      93,823         73,021
       Interest and preferred share dividends                                                    (33,200)       (24,148)
       Corporate expenses, taxes, foreign exchange gains and other                                  (740)        (8,638)
       Minority Interest - DaVinci                                                               (56,246)       (40,636)
                                                                                         -------------------------------
       Net income before realized gains and change in accounting principle                       372,745        258,028
       Net realized gains on investments                                                          71,944         13,736
       Cumulative effect of a change in accounting principle                                           -         (9,187)
                                                                                         -------------------------------
       Net income available to common shareholders                                             $ 444,689      $ 262,577
                                                                                         ===============================

       Net income per common share - diluted                                                      $ 6.27         $ 3.75
       Net income before realized gains on investments and change in accounting principle
           per common share - diluted                                                             $ 5.25         $ 3.68

(1) Net underwriting income consists of net premiums earned less claims and claim expenses incurred, acquisition costs and operational expenses. See table on page 23 for a reconciliation of underwriting income.

-------------------------------------------------------------------------------------------------------------------------------

The $182.1 million increase in net income for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, was primarily the result of the following items:

    o a $74.9 million increase in underwriting income from our Renaissance reinsurance operations due primarily to an increase in net earned premiums to $459.2 million from $372.1 million, primarily due to our ability to capitalize on market opportunities during 2003 and 2002, particularly our success with a number of large property catastrophe programs and our success in continuing to gain market share in our specialty reinsurance business. Also, during the first nine months of 2003, we recorded reductions to prior years' loss reserves, plus

    o the $22.3 million increase in underwriting income from DaVinci due primarily to an increase in net earned premiums to $145.7 million from $100.1 million, primarily due to our ability to capitalize on market opportunities as discussed above. Also, during the first nine months of 2003, we recorded a reduction in prior years' loss reserves, plus

    o a $17.0 million increase in underwriting income from our individual risk operations which resulted from the increase in our net earned premiums in our individual risk segment to $211.5 million in 2003 from $54.1 million in 2002, which was again the result of positive market conditions and our efforts to continue to increase premiums in this segment of our business. The increase in net premiums earned was partially offset by an increase in the loss ratio for the individual risk segment to reflect early reported losses on incepting programs, as well as to reflect additional case reserves, and IBNR losses.
         Also the losses for the individual risk business benefited from reductions to prior years' loss reserves, plus

    o a $20.8 million increase in net investment income, primarily due to an increase in our invested assets due to our strong cash flow from operations and the $196 million of net proceeds from the Series B Preference Shares and 5.875% Senior Notes sold in the first quarter of 2003 and equity appreciation on our hedge funds and private equity funds of $12.9 million ($2.2 million in the first nine months of 2002), partially offset by a reduction in investment returns due to lower interest rates, plus

    o a net $7.9 million reduction in corporate expenses, taxes and other, which was primarily due to an increase in foreign exchange gains of $9.3 million, less

    o a $9.1 million increase in interest and preferred share dividends, which was primarily due to the additional dividends and interest accrued on the Series B Preference Shares and 5.875% Senior Notes issued in the first quarter of 2003, less

    o a $3.5 million decrease in other income, primarily due to a decrease in income from contracts related to physical variables, partially offset by an increase in fee income related to our managed catastrophe business and an increase in our equity pick up from our joint venture, Top Layer Re, less

    o an $15.6 million increase related to the interests owned by other investors in DaVinci, plus

    o a $58.2 increase in net realized gains on investments, which was primarily a consequence of a general repositioning of the invested asset portfolio in response to changing market conditions. In addition, we substantially reduced our holdings in our mortgage backed securities portfolio during the second quarter, which also contributed to realized gains.

Gross Premiums Written

Gross Premiums Written for the first nine months of 2003 and 2002 were as follows:

---------------------------------------------------------------------
Nine months ended September 30,              2003             2002
                                      -------------------------------
Cat Premium
     Renaissance                          $ 457,710        $ 439,403
     DaVinci                                145,953          168,554
                                      -------------------------------
          Total Cat Premium                 603,663          607,957

Renaissance Specialty Reinsurance           249,445          220,759
DaVinci Specialty Reinsurance                22,733                -
                                      -------------------------------
     Total Reinsurance                      875,841          828,716

Individual risk premiums                    335,203          185,009
                                      -------------------------------
Total gross premiums written            $ 1,211,044      $ 1,013,725
                                      ===============================

---------------------------------------------------------------------

The changes in our gross premiums written for the nine months ended September 30, 2003 were primarily due to the following:


    1) Our total Specialty Reinsurance premiums for Renaissance and DaVinci for the nine month period ended September 30, 2003 increased to $272.2 million from $220.8 million for the nine months ended September 30, 2002. This increase of $51.4 million, or 23%, is primarily due to our increased focus and success on building our book of specialty reinsurance premiums and the increase is relatively in line with our expectations; and

    2) Our continuing build-out of our individual risk operations, and our continued success in utilizing selected producers to assist us in growing this book of business.

Underwriting Results

The table below sets forth our net premiums earned, claims and claim expenses and underwriting expenses by segment and their corresponding claims, underwriting expense and combined ratios:

--------------------------------------------------------------------------------------------------
     Nine months ended September 30,                             2003                2002
--------------------------------------------------------------------------------------------------
     Reinsurance net earned premiums                          $ 604,916           $ 472,211
     Individual risk net earned premiums                        211,457              54,149
                                                          -----------------   -----------------
          Total net earned premiums                           $ 816,373           $ 526,360
                                                          =================   =================

     Reinsurance claims and claim expenses                    $ 174,523           $ 176,204
     Individual risk claims and claim expenses                  105,189              22,994
                                                          -----------------   -----------------
          Total claims and claim expenses                     $ 279,712           $ 199,198
                                                          =================   =================

     Reinsurance underwriting expenses                        $ 109,844            $ 72,655
     Individual risk underwriting expenses                       78,431              20,305
                                                          -----------------   -----------------
          Total underwriting expenses                         $ 188,275            $ 92,960
                                                          =================   =================

     Reinsurance net underwriting income                      $ 320,549           $ 223,352
     Individual risk net underwriting income                     27,837              10,850
                                                          -----------------   -----------------
          Total net underwriting income                       $ 348,386           $ 234,202
                                                          =================   =================

     Reinsurance claims and claim expense ratio                   28.9%               37.3%
     Individual risk claims and claim expense ratio               49.7%               42.5%
          Total claims and claim expense ratio                    34.3%               37.8%

     Reinsurance underwriting expense ratio                       18.3%               15.4%
     Individual risk underwriting expense ratio                   37.1%               37.5%
          Total underwriting expense ratio                        23.0%               17.7%

     Reinsurance combined ratio                                   47.2%               52.7%
     Individual risk combined ratio                               86.8%               80.0%
          Total combined ratio                                    57.3%               55.5%

--------------------------------------------------------------------------------------------------

The reduction in our reinsurance claims and claims expense ratio was primarily due to reductions in prior year reserves we recorded for the nine months ended September 30, 2003 due to favorable loss development on prior years' loss reserves.

The increase in the claims and claims expense ratio for the individual risk segment is primarily due to early reported losses on incepting programs, as well as to reflect additional case reserves, and IBNR losses. The individual risk segment also benefited from reductions to prior years' loss reserves as the losses reported to date on the prior year programs are lower than our original estimates on such programs.

Our underwriting expenses consist of acquisition costs and operational expenses. Acquisition costs consist of costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition costs are driven by contract terms and are normally a set percentage of premiums. Operational expenses consist of salaries and other general and administrative expenses. The increase in the expense ratio is due to a higher volume of individual risk and specialty reinsurance premiums in the first nine months of 2003 compared to the first nine months of 2002. These types of business generate higher underwriting expenses relative to premium volume than traditional catastrophe reinsurance.

Other Income

The fee income, equity pick up and other items as reported in other income (as described in more detail on page 20) for the nine month period ending September 30, 2003 and 2002 are set forth below. Also provided is a summary of all fees from joint venture relationships, including fee income, our profits earned on our capital at risk in the joint ventures and other items.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             NINE MONTHS ENDED
                                                                            ----------------------------------------------------
                                                                             SEPTEMBER 30, 2003            SEPTEMBER 30, 2002
                                                                            ----------------------        ----------------------
     As Reported
     Fee income                                                              $              6,008          $              2,941
     Equity pick up                                                                        17,833                        16,059
     Other items                                                                           (3,119)                        5,227
                                                                            ----------------------        ----------------------

     Total other income - as reported                                        $             20,722          $             24,227
                                                                            ======================        ======================

     Summary of all income from joint venture relationships (1)
     ----------------------------------------------------------
     Fee income (2)                                                          $             55,132          $             38,295
     Profits earned from capital at risk in joint ventures                                 48,336                        37,478
     Other items                                                                           (3,119)                        5,227
                                                                            ----------------------        ----------------------

     Total                                                                   $            100,349          $             81,000
                                                                            ======================        ======================

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

-----------------------------------------------------------------------------------------------------------------------------------

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

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At September 30, 2003, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,286.2 million, and the amount of capital and surplus required to be maintained was $430.9 million. Our U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. At September 30, 2003, the statutory capital and surplus of Stonington was $21.4 million and the amount of capital and surplus required to be maintained was $8.6 million. For the nine months ended September 30, 2003, Renaissance Reinsurance declared dividends to RenaissanceRe of $289.9 million compared to $224.3 million for the same period in 2002.

CASH FLOWS

Our operating subsidiaries have historically produced sufficient cash flows to meet their own expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $400.0 million revolving credit facility to meet additional capital requirements, if necessary.

Cash flows from operations in the first nine months of 2003 were $761.8 million, which principally consisted of net income of $458.6 million, plus $206.3 million for increases in reserves for unearned premiums, plus $219.4 million for increases to net reserves for claims and claim expenses, partially offset by an increase of $112.8 million in premiums receivable.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

We have generated cash flows from operations in 2002 and the first nine months of 2003, significantly in excess of our operating commitments. To the extent that capital is not utilized in our reinsurance or individual risk segments, we will consider using such capital to invest in new opportunities. We would also consider returning capital to shareholders in the form of share repurchases under certain circumstances. We are currently authorized by our Board to repurchase up to $150.0 million of our shares.

RESERVES FOR CLAIMS AND CLAIMS EXPENSES

As discussed in the Summary of Critical Accounting Policies and Estimates, the most significant judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves are incorrect, possibly materially.

A large portion of our coverages provide protection from natural and man-made catastrophes which are generally infrequent, but can be significant, such as losses from hurricanes and earthquakes. Our claims and claim expense reserves will generally fluctuate, sometimes materially, based upon the occurrence of a significant natural or man-made catastrophic loss for which we provide reinsurance. Our claims reserves will also fluctuate based on the payments we make for these large loss events. The timing of our payments on loss events can be affected by the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers.

During 2002 and continuing in the first nine months of 2003, we increased our specialty reinsurance and individual risk gross written premiums (See - "Gross Written Premiums"). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates, as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

---------------------------------------------------------------------------
                                   As at September 30,    As at December 31,

                                          2003                   2002
                                   ----------------------------------------
Gross reserves                         $ 981,687              $ 804,795
Recoverables                             157,059                199,533
                                   ----------------------------------------
     Net reserves                      $ 824,628              $ 605,262
                                   ========================================
Shareholders' equity                   2,177,645              1,642,035
Gross reserves as a % of equity            45.1%                  49.0%
Net reserves as a % of equity              37.9%                  36.9%

---------------------------------------------------------------------------

For our reinsurance and individual risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of IBNR losses to us. Our case reserves and our estimates for IBNR reserves are based on
1) claims reports from insureds and program managers, 2) our underwriters' experience in setting claims reserves, 3) the use of computer models where applicable and 4) historical industry claims experience. For some classes of business we also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis.

During the nine months ended September 30, 2003 our net incurred claims and claim expenses were $279.7 million and our net paid losses were $59.3 million. IBNR reserves at September 30, 2003 were $612.3 million compared to $462.9 million at December 31, 2002 (See Summary of Critical Accounting Policies and Estimates).

CAPITAL RESOURCES

Our total capital resources as at September 30, 2003 and December 31, 2002 were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                September 30,          December 31,
(in thousands of U.S. dollars)                                                      2003                   2002
-----------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                                         $ 1,927,645            $ 1,492,035
Preference Shares                                                                       250,000                150,000
                                                                              ------------------     ------------------
Total shareholders' equity                                                            2,177,645              1,642,035

7% senior notes - due 2008                                                              150,000                150,000

5.875% senior notes - due 2013                                                          100,000                      -

Term loan and borrowed revolving credit facility payable (Glencoe U.S.)                       -                 25,000

DaVinci revolving credit facility - borrowed                                            100,000                100,000
Revolving Credit Facility - unborrowed (RenaissanceRe)                                  400,000                310,000

Company obligated mandatorily redeemable
   capital securities of a subsidiary trust                                              84,630                 84,630
-----------------------------------------------------------------------------------------------------------------------


TOTAL CAPITAL RESOURCES                                                             $ 3,012,275            $ 2,311,665
                                                                              ==================     ==================

-----------------------------------------------------------------------------------------------------------------------

During the first nine months of 2003, our capital resources increased primarily as a result of three items: 1) our net income of $458.6 million; 2) the issuance of $100 million of Series B Preference Shares; and 3) the issuance of $100 million of 5.875% Senior Notes.

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

As of September 30, 2003, the full amount was outstanding under this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.2% during the first nine months of 2003, compared to 2.7% for the same period in 2002. The credit agreement contains certain covenants requiring DaVinci to maintain a debt to capital ratio of 30% or below and a minimum net worth of $230 million. As at September 30, 2003, DaVinci was in compliance with the covenants of this agreement.

With the increased opportunities to grow our business at the beginning of 2003, we decided to increase our capital resources through the following activities:

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

Our subsidiary, RenaissanceRe Capital Trust, has issued capital securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2002, RenaissanceRe repurchased $3.0 million of the Capital Securities. The sole asset of the Trust consists of our junior subordinated debentures in an amount equal to the outstanding capital securities. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at December 31, 2002 and September 30, 2003. The capital trust securities mature on March 1, 2027. Generally Accepted Accounting Principles do not allow these securities to be classified as a component of shareholders' equity (See Note 12).

On August 8, 2003, we amended and restated our existing revolving credit agreement with a syndicate of commercial banks to increase the facility from $310 million to $400 million and to make certain other changes. No balance was outstanding as of December 31, 2002 or at September 30, 2003. As amended, the agreement contains certain financial covenants. These covenants generally provide that the Debt to Capital Ratio shall not exceed 0.35:1 and that consolidated shareholders' equity plus outstanding Capital Securities of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500 million, respectively. The scheduled commitment termination date under the amended agreement is August 8, 2006.

Our subsidiary, Glencoe U.S., had a $10.0 million term loan and $15.0 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility were based upon a spread above LIBOR, and averaged 1.8% during the first nine months of 2003, compared to 2.4% during the same period in 2002. The term loan and revolving credit facility were repaid in full in June 2003 in accordance with the mandatory repayment provisions and terminated.

SHAREHOLDERS' EQUITY

During the first nine months of 2003, our consolidated shareholders' equity increased by $535.6 million to $2.2 billion as of September 30, 2003, from $1.6 billion as of December 31, 2002. The significant components of the change in shareholders' equity included net income of $458.6 million, the issuance of $100 million of Series B Preference Shares and an increase in net unrealized gains on investments of $14.9 million, partially offset by dividends to common and preference shareholders of $45.5 million.

INVESTMENTS

At September 30, 2003, we held investments and cash totaling $4.1 billion (compared to $3.1 billion at December 31, 2002). Our investment portfolio is subject to the risk of declines in realizable value. We attempt to mitigate this risk through diversification and active management of our portfolio.

The table below shows the aggregate amounts of our invested assets:

------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                     September 30, 2003      December 31, 2002
------------------------------------------------------------------------------------------------------------
Fixed maturity investments available for sale, at fair value               $2,698,720            $2,221,109
Other investments                                                             224,699               129,918
Short term investments                                                        964,309               570,497
Equity investment in reinsurance company                                      136,432               120,288
Cash and cash equivalents                                                      84,029                87,067
------------------------------------------------------------------------------------------------------------
TOTAL INVESTED ASSETS                                                      $4,108,189            $3,128,879
------------------------------------------------------------------------------------------------------------

The $979.3 million growth in our portfolio of invested assets for the nine months ended September 30, 2003 resulted primarily from net cash provided by operating activities of $761.8 million, the proceeds from our sale of $100 million of 5.875% Senior Notes and the proceeds from our sale of $100 million of Series B Preference Shares.

The equity investment in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a ten-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. As at September 30, 2003, we own 9.2% of Platinum's outstanding common shares. We have recorded our investments in Platinum at fair value, and at September 30, 2003 the aggregate fair value was $136.4 million, compared to $120.3 million as at December 31, 2002. The aggregate unrealized gain of $52.2 million on the Platinum investment is included in accumulated other comprehensive income, of which $25.2 million represents our estimate of the value of the warrant.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short-term notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, Aaa-rated sovereign , supranational, mortgage backed and asset backed securities. At September 30, 2003, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA, an average duration of
2.0 years and an average yield to maturity of 2.5%.

At September 30, 2003, $18.3 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1% of our invested assets.

For the first nine months of 2003, we recorded an increase of $58.2 million in net realized gains on investments to $71.9 million from $13.7 million for the same period in 2002. The increase was primarily a consequence of a general repositioning of the invested asset portfolio in response to changing market conditions. In addition, we substantially reduced our holdings in our mortgage backed securities portfolio during the second quarter, which also contributed to realized gains.

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

NON-INDEMNITY INDEX TRANSACTIONS

We have assumed risk through derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During the first nine months of 2003, we recorded a loss on non-indemnity index transactions of $2.4 million, compared to gains of $3.2 million for the same period in 2002. We report these gains or losses in other income.

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

OFF BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of September 30, 2003, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CURRENT OUTLOOK

We believe that the principal components of our operations - property catastrophe reinsurance, specialty reinsurance, including the fees and profits we earn as the exclusive underwriting manager of the property catastrophe and specialty reinsurance premiums of our joint ventures, and individual risk, continue to display strong fundamentals.

Currently, we believe that prices in certain specialty casualty insurance markets have risen to levels that offer us additional opportunities to deploy our capital and accordingly, during the third quarter, we have begun writing casualty insurance premiums in certain niche markets. Because of these opportunities, and continued opportunities in the primary property markets, we believe that our premiums in our individual risk segment for the full year 2003 will grow substantially as compared with the total individual risk premiums for 2002. Recognizing that there are many segments of the casualty market that remain unattractive even after recent price increases, we intend to be selective and write business only in those segments that we believe can produce an acceptable return on capital. We are hiring staff, and building systems, to support our entry into the specialty casualty business. We expect to supplement our internal resources with external service providers, including, most importantly, a select number of leading program managers and third party claims administrators. We have assembled a team of professionals in our U.S. operations to support this initiative, which will include internal auditing and oversight of these external service providers.

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

For our property catastrophe reinsurance operations, we believe that as a result of the additional capacity provided by the new capital entering the market subsequent to the World Trade Center tragedy, combined with comparably light catastrophe losses thus far in 2003, pricing in the property catastrophe market has leveled off and we have started to see initial indications of reduced pricing in select instances. As a consequence of the current pricing environment, we currently expect gross managed catastrophe premium in 2003 to be approximately in line with gross managed catastrophe premiums for 2002. To the extent that industry pricing of our products does not meet our hurdle rate, we would expect to reduce our catastrophe premiums.

The current market environment is also providing us with increased opportunities for our joint venture and structured product initiatives. In evaluating these initiatives, we are not only considering alternatives in the property catastrophe markets, but are also considering opportunities in other areas of the insurance and reinsurance markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. The potential Channel Re transaction, as described in Note 13, is an example of such an opportunity. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core reinsurance and individual risk operations. This diversification may include new opportunities to write additional targeted classes of non-catastrophe business, both directly for our own account and through possible new joint ventures. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

SAFE HARBOR DISCLOSURE

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

    3. the lowering or loss of one of the financial or claims-paying ratings of ours or one of more of our subsidiaries;

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

    8. failures of our brokers or program managers to honor their obligations, including their obligations to make third party payments for which we might be liable;

    9. risks relating to the collectibility of our reinsurance, including both our reinsurance and individual risk operations, as well as risks relating to the availability of coverage from creditworthy providers.

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

    13. changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

    14. changes in insurance regulations in the United States or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, and the risk of increased global regulation of the insurance and reinsurance industry;

    15. a contention by the United States Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, are subject to U.S. taxation; and

    16. actions of competitors, including industry consolidation, the launch of new entrants and the development of competing financial products.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to three types of market risk: interest rate risk, equity risk and foreign currency risk. The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options and foreign currency forward contracts for purposes other than trading. The Company anticipates that any such investments would be limited to duration management, foreign currency exposure management or to obtain an exposure to a particular financial market.

INTEREST RATE RISK

Our investment portfolio includes fixed maturity investments available for sale and short-term investments, whose market values will fluctuate with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.0%, which equated to a decrease in market value of approximately $73.3 million on a portfolio valued at $3,663.0 million at September 30, 2003. At December 31, 2002, the decrease in total return would have been 2.25%, which equated to a decrease in market value of approximately $62.8 million on a portfolio valued at $2,791.6 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

EQUITY RISK

We are exposed to equity price risk due to our investment in the common shares and warrant to purchase additional common shares of Platinum (see Investments), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from the adverse changes in Platinum's common stock. The aggregate fair value of this investment in Platinum was $136.4 million as at September 30, 2003 compared to $120.3 million as at December 31, 2002. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $15.5 million decline in fair value, which would be recorded in net unrealized gains (losses) on securities and included in other comprehensive income in shareholders' equity.

FOREIGN CURRENCY RISK

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements.

Our foreign currency policy is generally to hold foreign currency assets, including cash, investments and receivables, that approximate the net monetary foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. We may have short-term accumulations of non-dollar assets or liabilities. All changes in exchange rates are recognized currently in our statements of income. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. As of September 30, 2003, the Company had notional exposure of $26.9 million related to foreign currency forward and option contracts. These contracts are recorded at fair value which is determined principally by obtaining quotes from independent dealers and counterparties. The fair value of these contracts as of September 30, 2003 was a loss of $0.4 million. The Company had no investments in these foreign currency derivative instruments as of December 31, 2002.

Item 4.  DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls: We have designed various controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this quarterly report, is captured, processed, summarized and reported on a timely and accurate basis. Our disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on financial statements.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that the Company's disclosure controls and procedures as of September 30, 2003 are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

b.        Current Reports on Form 8-K:

          On July 24, 2003, the Company furnished a report on Form 8-K containing the Company's press release, issued on July 22, 2003, reporting its preliminary results for its second quarter ended June 30, 2003. In accordance with Item 12 of Form 8-K, the Form 8-K and the press release attached as an exhibit thereto were furnished and not filed with the Securities Exchange Commission.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                        RENAISSANCERE HOLDINGS LTD.


                                        By: /s/ John M. Lummis
                                            ------------------
                                            John M. Lummis
                                            Chief Financial Officer

Date:    November 14, 2003

                                                                    Exhibit 31.1

                                 CERTIFICATIONS

I, James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., (the "registrant"), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 14, 2003


                                        /s/ James N. Stanard
                                        --------------------
                                        James N. Stanard
                                        Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., (the "registrant"), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 14, 2003


                                        /s/ John M. Lummis
                                        ------------------
                                        John M. Lummis
                                        Chief Financial Officer

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of RenaissanceRe Holdings Ltd. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James N. Stanard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





/s/ James N. Stanard
--------------------
James N. Stanard
Chief Executive Officer
November 14, 2003

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of RenaissanceRe Holdings Ltd. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Lummis, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





/s/ John M. Lummis
------------------
John M. Lummis
Chief Financial Officer
November 14, 2003