Form 10-K
period 2003-12-31
RENAISSANCERE HOLDINGS LTD
filed 2004-03-15
CIK 913144

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

--------------------------------------------------------------------------------
TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH
                                            REGISTERED
--------------------------------------------------------------------------------
Common Shares, Par Value $1.00 per share    New York Stock Exchange, Inc.
--------------------------------------------------------------------------------
Series A 8.10% Preference Shares, Par       New York Stock Exchange, Inc.
Value $1.00 per share
--------------------------------------------------------------------------------
Series B 7.30% Preference Shares, Par       New York Stock Exchange, Inc.
Value $1.00 per share
--------------------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( )

The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2003 was $3,200,948,556 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

The number of Common Shares outstanding at March 1, 2004 was 70,371,596.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant's Definitive Proxy Statement to be filed in respect of our 2004 Annual General Meeting of Shareholders.
================================================================================

                           RENAISSANCERE HOLDINGS LTD.
                                TABLE OF CONTENTS

                                                                            Page

Part I.........................................................................1
  Item 1.  BUSINESS............................................................2
  Item 2.  PROPERTIES.........................................................42
  Item 3.  LEGAL PROCEEDINGS..................................................42
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................42

Part II.......................................................................43
  Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS................................................43
  Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA...............................44
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................45
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK........................................................64
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................65
  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................65
  ITEM 9A. CONTROLS AND PROCEDURES............................................66

Part III......................................................................64
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF RENAISSANCERE..................67
  Item 11. EXECUTIVE COMPENSATION.............................................67
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.....................67
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................67
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................67

Part IV.......................................................................68
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K................................................68
Signatures....................................................................69

PART I.

Unless the context otherwise requires, references in this Annual Report to "RenaissanceRe" or the "Company" means RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Group Holdings Ltd. ("Glencoe Group"), Glencoe Insurance Ltd. ("Glencoe"), Lantana Insurance Ltd. ("Lantana"), Stonington Insurance Company ("Stonington"), Renaissance Underwriting Managers, Ltd. ("Renaissance Underwriting Managers"), Renaissance Reinsurance of Europe ("Renaissance Europe"), Glencoe U.S. Holdings Inc. ("Glencoe U.S."), RenaissanceRe Capital Trust (the "Capital Trust"), and Renaissance Investment Holdings Ltd. ("RIHL"). We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). DaVinci's financial results are consolidated in our financial statements. Unless the context otherwise requires, references to RenaissanceRe do not include any of the joint ventures for which we provide underwriting services. Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on page 37 of this Report.

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

In particular, statements using words such as "may," "should," "estimate," "expect," "anticipate," "intend," "believe," "predict," "potential," or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, overall market trends, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, trends in market conditions, prices, market standing and product volumes, investment results and pricing conditions in the reinsurance and insurance industries.

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

(2) risks associated with implementing our business strategies and initiatives for organic growth, including risks relating to managing that growth;

(3) risks associated with the growth of our specialty reinsurance and Individual Risk businesses, particularly the development of our infrastructure to support this growth;

(4) risks relating to our strategy of relying on program managers, third party administrators, and other vendors to support our Individual Risk operations;

(5) other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

(6) possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

(7)  acts of terrorism, war or political unrest;

(8) the inherent uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

(9) emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

(10) a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

(11) changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

(12) extraordinary events affecting our clients, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

(13) a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance and Glencoe, are subject to U.S. taxation;

(14) the lowering or loss of any of the financial or claims-paying ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

(15) loss of services of any one of our key executive officers;

(16) risks relating to the collectibility of our reinsurance, including both our Reinsurance and Individual Risk operations, as well as risks relating to the availability of coverage from creditworthy providers;

(17) failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third party payments for which we might be liable;

(18) changes in insurance regulations in the United States ("U.S.") or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, and the risk of increased global regulation of the insurance and reinsurance industry;

(19) the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the U.S. or other jurisdictions in which we operate; and

(20) actions of competitors, including industry consolidation, the launch of new entrants and the development of competing financial products.

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail in "Risk Factors" below. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL

RenaissanceRe was established in Bermuda in 1993 to write property catastrophe reinsurance. Through the use of sophisticated computer models to construct our portfolio of reinsurance contracts, we have become one of the world's largest and most successful catastrophe reinsurers. We are seeking to leverage our expertise to establish leading franchises in additional selected areas of insurance and reinsurance.

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main components:

1) Property catastrophe reinsurance written for our own account - our traditional core business. Our subsidiary, Renaissance Reinsurance, is one of the world's premier providers of this coverage. This coverage protects against large natural catastrophes, such as earthquakes and hurricanes, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' claims from a catastrophe exceed a certain retained amount.

2) Specialty reinsurance written for our own account covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in 2003 includes various lines of business, such as catastrophe exposed workers' compensation, surety, aviation and terrorism. We believe that we are seen as a market leader in certain of these classes of business and that we have a growing reputation as a "first call" market in these lines.

3) Through Renaissance Underwriting Managers, we pursue joint ventures and other structured relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; and 2) specialized reinsurance transactions, such as offering non-traditional participations in our catastrophe portfolio; and 3) business development joint ventures directed at other classes of risk, where we partner with other market participants, such as our investments in ChannelRe Holdings Ltd. ("Channel Re") and Platinum Underwriters Holdings, Ltd. ("Platinum"). Only business activities that appear in our consolidated underwriting profit, such as DaVinci and certain specialized reinsurance transactions, are included in our Reinsurance segment results; Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal products include: 1) commercial and homeowners property coverages, including catastrophe-exposed lines; 2) commercial liability coverages, including general, automobile, professional and various specialty lines; and 3) reinsurance to other insurers on a quota share basis.

Our Individual Risk business is primarily produced through three distribution channels: 1) Program Managers - where we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) Quota Share Reinsurance - where we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions; and 3) Brokers - where we write primary insurance through brokers on a risk-by-risk basis.

Our Individual Risk business is written by the Glencoe Group through its operating subsidiaries Glencoe and Lantana on an excess and surplus lines basis and on an admitted basis by Stonington. As noted above, we rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Group Services Inc., which conducts initial due diligence as well as ongoing monitoring.

New Business

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

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to clients impacted by these events.

CORPORATE STRATEGY

We will seek to generate growth in book value per share plus cumulative dividends for our shareholders by pursuing the following strategic objectives:

o Maintain our position as a leader in the property catastrophe reinsurance business. Based on managed gross premiums written, we are among the largest property catastrophe reinsurers in the world. Property catastrophe reinsurance accounts for a significant portion of our business and has historically generated among the most attractive returns in our industry. We believe that our proprietary modeling technology and underwriting expertise provide us with significant competitive advantages in managing catastrophe risk.

o Enhance our position in the specialty reinsurance market. We have developed a leadership position in certain specialty lines, and we intend to maintain this as well as expand this franchise by pursuing new opportunities in other classes of business, particularly where there has been a significant market dislocation.

o Pursue additional joint venture opportunities. Building upon our relationships and expertise in modeling, underwriting and capital management, we intend to seek new joint venture opportunities, which may include new partners and diversifying classes of business.

o Increase our position in the Individual Risk market. We plan to continue to expand our Individual Risk business by increasing the number and size of our programs and by using technology to help manage the business effectively, while keeping our infrastructure small and leveraging our modeling expertise and franchise value.

We believe we are positioned to fulfill these objectives by virtue of the experience and skill of our management, our significant financial strength, and our strong relationships with brokers and clients. In addition, we believe our superior service, our proprietary modeling technology, and our extensive business relationships which enabled us to become a leader in the property catastrophe reinsurance market will be instrumental in allowing us to achieve our strategy.

BUSINESS SEGMENTS

We currently conduct our business through two reportable segments, Reinsurance and Individual Risk. Financial data relating to our two segments is included in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in our Consolidated Financial Statements and Notes presented under Item 8.

REINSURANCE SEGMENT

As described above, our Reinsurance operations are comprised of three components: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain activities of Renaissance Underwriting Managers.

Our portfolio of business has continued to be increasingly characterized by a number of large ceding companies with whom we do business. Accordingly, our written premiums are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers.

Property Catastrophe Reinsurance

Our property catastrophe reinsurance contracts are generally "all risk" in nature. Our most significant exposure is to losses from earthquakes and hurricanes, although we are also exposed to claims arising from other natural and man-made catastrophes, such as winter storms, freezes, floods, fires, explosions, tornadoes and terror events, in connection with the coverages we provide. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property reinsurance contracts when arising from a covered peril.

Because of the wide range of possible catastrophic events to which we are exposed, and because of the potential for multiple events to occur in the same time period, our catastrophe reinsurance business is volatile, and our results of operations may reflect this volatility. Further, our financial condition may be impacted by this volatility over time or at any point in time. The effects of claims from one or a number of severe catastrophic events could have a material adverse effect on us. We expect that increases in the values and concentrations of insured property and the effects of inflation will increase the severity of such occurrences in the future.

We seek to moderate the volatility described in the preceding paragraph through the use of contract terms, portfolio selection methodology, diversification criteria and probability analyses. Also, consistent with risk management practices, we seek to purchase reinsurance protection for our own account and to effect other risk spreading transactions to seek to further reduce the potential volatility of our results.

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

Excess of Loss Retrocessional Reinsurance. We enter into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedants. In providing retrocessional reinsurance, we focus on property catastrophe retrocessional reinsurance which covers the retrocedant on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage. Retrocessional coverage is generally characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedant alter their book of business after retrocessional coverage has been bound.

Specialty Reinsurance

We write a number of other lines of reinsurance such as catastrophe exposed workers' compensation, surety, aviation and terrorism, which we collectively refer to as specialty reinsurance.

We believe that our underwriting and analytic capabilities have positioned us well to manage and grow this business. Potential losses from many of these coverages could be characterized as low frequency and high severity, similar to our catastrophe reinsurance coverages. We also seek to manage the correlations of this business with our property catastrophe reinsurance portfolio. In 2003 we increased the professional staff of our specialty reinsurance operations to support our growth in this unit.

Renaissance Underwriting Managers

We pursue a number of opportunities through Renaissance Underwriting Managers, which has responsibility for managing our joint venture relationships and executing highly specialized reinsurance transactions to assume or cede risk. Our professionals have experience across a range of disciplines, including accounting, investment banking and law, as well as insurance and reinsurance.

Property Catastrophe-Oriented Joint Ventures. We actively manage property catastrophe-oriented joint ventures, which provide us with additional presence in the market as well as fee income. They allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our joint ventures are Top Layer Re and DaVinci. We are the exclusive underwriting manager for each of Top Layer Re and DaVinci.

Top Layer Re writes high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm Mutual Automobile Insurance Company ("State Farm") and 50% by Renaissance Reinsurance. State Farm provides $3.9 billion of stop loss reinsurance coverage to Top Layer Re.

DaVinci writes global reinsurance. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance's property catastrophe reinsurance portfolio. We also write certain lines of specialty reinsurance for DaVinci. We owned 25% of DaVinci's outstanding equity at December 31, 2003, but control a majority of its outstanding voting power, and accordingly DaVinci's financial results are consolidated in our financial statements.

In these joint ventures, we typically provide our partners with underwriting, claims management, risk modeling, capital and investment management services, marketing, reporting, remittances and payments processing and other services. We work within agreed-upon underwriting guidelines, tailored to our partners' requirements, using the same techniques and systems for the underwriting as we apply to our own portfolio. These relationships create fees for services and profit sharing income for Renaissance Underwriting Managers and Renaissance Reinsurance. In turn, our joint ventures have increased the capital we can commit to the catastrophe reinsurance market and have deepened our market penetration.

The following table shows our total managed property catastrophe and specialty reinsurance premiums written:

Year ended December 31,                              2003         2002          2001
-----------------------                          ----------    ----------    ----------
(in millions)
Property catastrophe
--------------------
      Written for Renaissance Reinsurance (1)    $    488.1    $    455.7    $    373.9
      Written for DaVinci                             155.6         187.8          --
                                                 ----------    ----------    ----------
         Total property catastrophe (2)               643.7         643.5         373.9
      Written for Top Layer Re                         76.7          73.1          38.8
      Written for OP Cat (1)                           --            --            60.1
                                                 ----------    ----------    ----------
         Total managed catastrophe premium (3)        720.4         716.6         472.8
                                                 ----------    ----------    ----------
Specialty
---------
      Written for Renaissance Reinsurance             268.5         247.0          77.5
      Written for DaVinci                              23.3          --            --
                                                 ----------    ----------    ----------
         Total Specialty                              291.8         247.0          77.5
                                                 ----------    ----------    ----------
      Total managed reinsurance premium (3)         1,012.2         963.6         550.3
      Less:  written for Top Layer Re                 (76.7)        (73.1)        (38.8)
      Less:  written for OP Cat                        --            --           (60.1)
                                                 ----------    ----------    ----------
      Total Reinsurance premiums written (2)     $    935.5    $    890.5    $    451.4
                                                 ==========    ==========    ==========

(1) Includes gross premiums written through our subsidiary Overseas Partners Cat Ltd. ("OP Cat"), which we purchased in 2002, of $1.5 million and $38.2 million for the years ended December 31, 2003 and 2002, respectively, and consolidated into Renaissance Reinsurance's results.

(2) Excludes combined premium assumed from the Individual Risk segment of $20.8 million and $22.2 million for the years ended December 31, 2003 and 2002, respectively.

(3) In addition to the GAAP financial measures set forth in this Form 10-K, we have included certain non-GAAP financial measures in this Form 10-K within the meaning of Regulation G. We have consistently provided these financial measurements in previous filings and we believe that these measurements are important to investors and other interested parties, and that investors and other such persons benefit from having a consistent basis for comparison with other companies within the industry. These measures may not, however, be comparable to similarly titled measures used by companies outside the insurance industry. Investors are cautioned not to place undue reliance on these non-GAAP measures in assessing our overall financial performance.

     We have included in this Form 10-K "managed catastrophe premium" and "managed reinsurance premium". "Managed catastrophe premium" and "managed reinsurance premium" are defined as gross catastrophe and gross reinsurance premium, respectively, written by Renaissance Reinsurance and the joint ventures. "Managed catastrophe premium" and "managed reinsurance premium" differ from total catastrophe premium and total reinsurance premium, respectively, which we believe are the most directly comparable GAAP measures, due to the inclusion of catastrophe premium written on behalf of our joint venture Top Layer Re which is accounted for under the equity method of accounting, and additionally, in 2001 due to the inclusion of catastrophe premium written on behalf of OP Cat.

Specialized Reinsurance Transactions. Renaissance Underwriting Managers works on a range of other specialized reinsurance transactions. For example, we have participated in the market for catastrophe-linked securities. We also offer products through which we cede participations in the performance of our catastrophe reinsurance portfolio. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management goals.

Business Development Joint Ventures. Renaissance Underwriting Managers also pursues other types of joint ventures where, rather than assuming exclusive management responsibilities ourselves, we instead partner with other market participants. The results of these joint ventures are not included in the Reinsurance segment results, but instead are included in the Other segment of our segment results. These joint ventures are directed at classes of risk other than catastrophe, and at times may also be directed at non-insurance risks. We find these joint ventures attractive both for their expected returns, and also because they provide us diversification benefits and information and exposure to other aspects of the market.

Examples of these joint ventures include:

o Channel Re - a newly formed Bermuda-based financial guaranty reinsurer. It has received financial strength ratings of Aaa from Moody's Investors Service Inc. ("Moody's") and AAA from Standard & Poor's Insurance Rating Services ("S&P"). Channel Re was capitalized on February 12, 2004 with equity capital of approximately $366 million, of which RenaissanceRe contributed $120 million, or 32.7%. Channel Re assumed an approximate $27 billion portfolio of in-force business from MBIA Inc., and certain of its affiliates, and will participate in its reinsurance treaty and provide facultative reinsurance support. Following the assumption of the in-force business, Channel Re will have total claims-paying resources of approximately $700 million.

o Platinum - since its initial public offering in 2002 we have been an investor and also provided modeling and referral services on a fee basis. At December 31, 2003, the fair value of our common shares and warrants in Platinum was $145.5 million.

INDIVIDUAL RISK SEGMENT

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal products include: 1) commercial and homeowners property coverages, including catastrophe-exposed lines; 2) commercial liability coverages, including general, automobile, professional and various specialty lines; and 3) reinsurance to other insurers on a quota share basis.

We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington and Lantana. Glencoe is a Bermuda-domiciled excess and surplus lines insurance company and is currently eligible to do business on an excess and surplus lines basis in 51 U.S. jurisdictions. Stonington, a Texas domiciled insurance company, is licensed on an admitted basis in all 50 states. Lantana is a Bermuda-domiciled insurance company currently eligible as an excess and surplus lines carrier in 47 U.S. jurisdictions.

Our Individual Risk business is produced primarily through three distribution channels:

1) Program Managers - We write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions;

2) Quota Share Reinsurance - We write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office functions. Business is written pursuant to agreed-upon guidelines; and

3) Brokers - We write primary insurance through brokers on a risk-by-risk basis; all underwriting and back office functions for this business are based in our offices in Bermuda while claims handling is outsourced.

We oversee and monitor both our program managers and the third-party administrators whom we have retained to manage our claims function. In 2003, we expanded our operations review team at Glencoe Group Services Inc., by adding experienced industry professionals with backgrounds in information technology, claims administration and litigation, legal matters and financial controls. In addition, we have retained underwriters who are based at the headquarters facility of certain of our program managers.

RATINGS

Over the last five years, we have consistently received high claims-paying and financial strength ratings from A.M. Best Company, Inc. ("A.M. Best"), S&P and Moody's. These ratings represent independent opinions of an insurer's financial strength and ability to meet policyholder obligations.

The ratings of our principal operating subsidiaries and joint ventures by segment and the senior debt ratings of RenaissanceRe are as follows:

                                                                 A.M. Best
                                                               Financial Size
     At March 1, 2004                        S&P    A.M. Best    Category      Moody's
                                           -------  ---------  --------------  -------
     REINSURANCE SEGMENT (1)
        Renaissance Reinsurance             AA- *      A+           XII           A1
        DaVinci                               A         A            X            --
        Top Layer Re                         AA        A+           VII           --
        Renaissance Europe                   --        A+           XII           --

     INDIVIDUAL RISK SEGMENT (1)
        Glencoe                              --         A           IX            --
        Glencoe U.S.                         --         A           IX            --
        Stonington                           --         A           IX            --
        Lantana                              --         A           IX            --

     RenaissanceRe (2)                       A *       --           --            A3

*    Upgraded in February 2004

(1) The A.M. Best, S&P and Moody's ratings for the companies in the Reinsurance and Individual Risk segments reflect the insurer financial strength rating (see explanation of the rating levels below).

(2) The S&P and Moody's ratings for RenaissanceRe represent the credit ratings on its senior unsecured debt.

S&P. The "AA" range ("AA+", "AA", "AA-"), which has been assigned by S&P to Renaissance Reinsurance and Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurer's capacity to meet its financial commitment on the obligation is very strong, differing only slightly from those rated higher. The "A" range ("A+", "A" and "A-") is the third highest of four ratings ranges within what S&P considers the "secure" category. An insurer rated "A" is believed by S&P to have strong financial security characteristics, but to be somewhat more likely to be affected by business conditions than are insurers with higher ratings.

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

A.M. Best also assigns a financial size category to each of the insurance companies rated. "VII" represents a company with $50-$100 million in capital, "IX" represents a company with $250-$500 million in capital, "X" represents a company with $500-$750 million in capital, and "XII" represents a company with $1-$1.25 billion in capital.

Moody's. Moody's Insurance Financial Strength Ratings and Moody's Credit Ratings represent its opinions of the ability of insurance companies to repay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody's believes that insurance companies rated A1, such as Renaissance Reinsurance, and companies rated A3, such as RenaissanceRe, offer good financial security. However, Moody's believes that elements may be present which suggest a susceptibility to impairment sometime in the future.

UNDERWRITING

REINSURANCE

Our primary underwriting goal is to construct a portfolio of reinsurance contracts that maximizes our return on shareholders' equity subject to prudent risk constraints. We assess each new reinsurance contract on the basis of the expected incremental return relative to the incremental contribution to portfolio risk.

We have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS(C)). REMS(C) was initially developed with consulting assistance from Tillinghast, an actuarial consulting unit of Towers, Perrin, Forster & Crosby, and Applied Insurance Research, Inc., the developer of the CATMAP(TM) system. Since inception, we have continued to invest in and improve REMS(C), incorporating our underwriting experience, additional proprietary software and a significant amount of new industry data. REMS(C) has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. We combine the analyses generated by REMS(C) with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss which the program presents. We have licensed and integrated into REMS(C) a number of third party catastrophe computer models in addition to our base model, which we use to validate and stress test our base REMS(C) results. While REMS(C) is most developed in analyzing catastrophe risks, it is also used for analyzing other classes of risk.

We believe that REMS(C) is a more robust underwriting and risk management system than is currently available in the reinsurance industry. REMS(C) combines computer-generated statistical simulations that estimate loss probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to us. Our models employ simulation techniques to generate 40,000 years of activity, including events causing in excess of $300 billion in insured industry losses. From this simulation, we generate estimates of expected claims, expected profits and a probability distribution of potential outcomes for each program in our portfolio and for our total portfolio. REMS(C) allows us to score the contracts that we write by comparing the expected profit of a contract with the amount of capital that we allocate to the contract based on its marginal impact to the risk of our portfolio. We have also customized REMS by including additional perils, risks and geographic areas that are not captured in the commercially available models.

All of our reinsurance underwriters use REMS(C) in their pricing decisions, which we believe provides them with several competitive advantages. These include the ability:

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

o to capture various classes of risk, including catastrophe and other insurance risks and counterparty credit risks;

o to assess risk across multiple entities (including our various joint ventures) and across different components of our capital structure; and

o    to provide consistent and accurate pricing information.

As part of our risk management process, we also use REMS(C) to assist us with the purchase of reinsurance coverage for our own account.

We have developed underwriting guidelines, to be used in conjunction with REMS(C), that limit the exposure to claims from any single catastrophic event and the exposure to losses from a series of catastrophic events. As part of our pricing and underwriting process, we also assess a variety of other factors, including;

o the reputation of the proposed cedant and the likelihood of establishing a long-term relationship with the cedant;

o    the geographic area in which the cedant does business and its market share;

o historical loss data for the cedant and, where available, for the industry as a whole in the relevant regions, in order to compare the cedant's historical catastrophe loss experience to industry averages;

o    the cedant's pricing strategies; and

o    the perceived financial strength of the cedant.

In order to define the risk profile of each line of specialty reinsurance, we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers' compensation, we are leveraging directly off our skill in modeling for our property catastrophe reinsurance risks, and it is important to understand the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, which have little or no natural catastrophe exposure, and hence have significantly less correlation with our property catastrophe reinsurance coverages, probability distributions are derived from a variety of underlying information, including recent historical experience, but with the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis that we use on our property catastrophe reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our underlying risks, which we believe helps us to make consistent underwriting decisions, and manage our total risk portfolio. Overall we seek conservative representations of the risks.

INDIVIDUAL RISK

For our catastrophe exposed business in our Individual Risk segment, we utilize proprietary modeling tools that have been developed in conjunction with the modeling and other resources utilized in our Reinsurance operations, as described above. We also combine these analyses with those of our Reinsurance segment to monitor our aggregate group catastrophic exposures.

For the business produced through program managers, we seek to carefully identify and evaluate potential program managers. When evaluating a potential new program manager, we consider numerous factors including: (i) whether the program manager can provide and help us analyze historic loss and other business data; (ii) whether the program manager will bear profit sharing risk and provide us with the other terms and conditions we require; (iii) the integrity and experience of the program manager; (iv) the potential profitability of the program to us; and (v) the availability of our internal resources to appropriately conduct due diligence, negotiate and execute transaction terms, and provide the ongoing monitoring we require. In considering pricing for the products to be offered by the program manager, we evaluate the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs) and a margin for profit.

We actively develop and maintain proprietary databases and models to support our underwriting and provide value added services to our partners. These databases and models enable us to better identify and estimate the expected loss experience of particular products and are employed in the design of our products and the establishment of rates. We also monitor pricing adequacy on our products by region, risk and producer. Subject to regulatory considerations, we seek to make timely premium and coverage modifications where we determine them to be appropriate.

We provide our program managers with written underwriting guidelines and monitor their compliance with our guidelines on a regular basis. Also, our contracts provide that a portion of the commission payable to our program managers will be on a retrospective basis, which is intended to permit us to adjust commissions based on our profitability and claims experience. We rely on our program managers to perform underwriting pursuant to these contractual guidelines, and believe we benefit from their superior local information and expertise in niche areas.

GEOGRAPHIC BREAKDOWN

Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The following table sets forth the percentage of our gross insurance and reinsurance premiums written allocated to the territory of coverage exposure.

Year ended December 31,                            2003                          2002                           2001
-----------------------                   ------------------------       -----------------------        -----------------------
(in millions)
                                                        Percentage                     Percentage                     Percentage
                                            Gross        of Gross         Gross         of Gross         Gross         of Gross
                                          Premiums       Premiums        Premiums       Premiums        Premiums       Premiums
                                           Written       Written         Written        Written         Written         Written
                                          --------      ----------       --------      ---------        --------      ---------
Property catastrophe reinsurance
     United States and Caribbean           $  298.0          21.6%        $  310.1          26.4%        $  180.3          35.9%
     Europe                                   156.2          11.3             86.5           7.4             20.4           4.1
     Worldwide                                126.5           9.2            169.8          14.5             93.5          18.7
     Australia and New Zealand                 26.6           1.9              2.1           0.2             12.2           2.4
     Worldwide (excluding U.S) (1)             15.0           1.1             56.6           4.8             45.1           9.0
     Other                                     21.4           1.5             18.4           1.6             22.4           4.5
Specialty reinsurance (2)                     291.8          21.1            247.0          21.1             77.5          15.5
                                           --------      --------         --------      --------         --------      --------
Total reinsurance (3)                         935.5          67.7            890.5          76.0            451.4          90.1
Individual Risk (4)                           446.7          32.3            282.5          24.0             49.9           9.9
                                           --------      --------         --------      --------         --------      --------

Total gross premiums written               $1,382.2        100.0%         $1,173.0         100.0%        $  501.3         100.0%
                                           ========      ========         ========      ========         ========      ========

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

(3) Excludes $20.8 million and $22.2 million of premium assumed from the Individual Risk segment in 2003 and 2002, respectively.

(4) The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

Reserves for claims and claim expenses represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation. It is likely that our ultimate liability in respect of these reserves will exceed or be less than our current estimates, possibly materially.

For our property catastrophe reinsurance operations, we initially set our reserves for claims and claim expenses based on case reserves and other reserve estimates reported by insureds and ceding companies. We then add to these claims reserves, our estimates for additional case reserves, and an estimate for incurred but not reported ("IBNR") reserves. These estimates are normally based upon our experience with similar claims, our knowledge of potential industry loss levels for each loss, and industry information which we gather and retain in our REMS(C) modeling system. The estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims.

In reserving for our specialty reinsurance and Individual Risk coverages we currently do not have the benefit of a significant amount of our own historical experience in these lines. Currently we estimate our IBNR reserves for our specialty reinsurance and Individual Risk coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique, a widely used method for lines of business in which a company may have limited historical loss experience. The utilization of the Bornhuetter-Ferguson technique requires a company to estimate an ultimate claims and claim expense ratio and select an estimated loss reporting pattern for each line of business that it offers. We select our estimates of the ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the coverages and terms of coverages that we offer.

Because any reserve estimate is simply an insurer's estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable adjustments to our reserves, principally relating to catastrophe-exposed accounts. In future periods, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reductions to our older accident year reserves.

All of our estimates are reviewed annually with an independent actuarial firm. We also review our assumptions and our methodologies on a quarterly basis. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. Although we believe that we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. Adjustments to our claims reserves will increase current year net income if our current estimates of prior year claims reserves are lower than the initial estimates or will decrease net income if our current estimates of prior year claims reserves are greater than the initial estimates.

We incurred claims of $367.7 million, $289.5 million and $149.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our total gross reserves for claims and claim expenses was $977.9 million and $804.8 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, our estimated IBNR reserves were $596.6 million, and a 5% adjustment to our IBNR reserves, would equate to a $29.8 million adjustment to claims and claim expenses incurred, which represents 4.8% of our 2003 net income, and 1.3% of shareholders' equity at December 31, 2003.

The following table represents the development of generally accepted accounting principles ("GAAP") balance sheet reserves for 1994 through December 31, 2003. This table does not present accident or policy year development data. The top line of the table shows the reserves for claims and claim expenses, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change to date from the original estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For additional information on our reserves, including a reconciliation of claims and claim expense reserves for the years ended December 31, 2003, 2002 and 2001, please refer to Note 5 of the notes accompanying our consolidated financial statements.

Years ended December 31,                      1994     1995     1996    1997    1998    1999    2000    2001    2002     2003
------------------------                  ------------------------------------------------------------------------------------
(in millions)
Reserve for claims and claim expenses,
    net of losses recoverable               $ 63.3  $ 100.4  $ 105.4 $ 110.0 $ 197.5 $ 174.9 $ 237.0 $ 355.3 $ 605.3  $ 828.7
1 Year Later                                  98.5    112.3    105.4    95.1   149.5   196.8   221.0   353.3   510.2       --
2 Years Later                                 98.9    112.9    109.4    61.8   149.9   168.4   168.4   318.2       --      --
3 Years Later                                103.4    118.6     87.3    58.2   141.3   121.7   138.6      --       --      --
4 Years Later                                107.9    110.1     90.0    56.8   118.6   111.1      --      --       --      --
5 Years Later                                107.3    114.2     89.5    51.1   117.8      --      --      --       --      --
6 Years Later                                111.9    113.6     83.8    48.2      --      --      --      --       --      --
7 Years Later                                111.6    108.5     81.9      --      --      --      --      --       --      --
8 Years Later                                106.5    107.3       --      --      --      --      --      --       --      --
9 Years Later                                105.2       --       --      --      --      --      --      --       --      --
Cumulative redundancy (deficiency)           (41.9)    (6.9)    23.5    61.8    79.7    63.8    98.4    37.1    95.1       --

Cumulative Net Paid Losses
1 Year Later                                  47.7     55.2     40.7    16.9    54.8    24.6     1.6    53.1    76.4       --
2 Years Later                                 65.7     76.4     54.7    24.7    80.1     6.5     0.3   125.5      --       --
3 Years Later                                 84.6     86.4     60.6    28.4    69.6     1.2     3.2      --      --       --
4 Years Later                                 92.1     91.4     64.1    29.8    69.1     2.7      --      --      --       --
5 Years Later                                 95.1     94.3     65.3    31.0    69.5      --      --      --      --       --
6 Years Later                                 97.9     95.3     66.3    31.9      --      --      --      --      --       --
7 Years Later                                 98.3     95.9     67.1      --      --      --      --      --      --       --
8 Years Later                                 99.0     96.8       --      --      --      --      --      --      --       --
9 Years Later                                 99.8       --       --      --      --      --      --      --      --       --

INVESTMENTS

The table below shows our portfolio of invested assets:

At December 31,                               2003       2002       2001
---------------                             --------   --------   --------
(in millions)
Type of investment
------------------
Fixed maturities available for sale
     U.S. treasuries and agencies           $  799.3   $  659.4   $  275.9
     Non-U.S. government                       290.3      379.7      165.4
     Corporate                                 846.4      561.3      342.7
     Mortgage-backed                           215.4      301.6      203.7
     Asset-backed                              796.4      319.1      294.8
                                            --------   --------   --------
          Subtotal                           2,947.8    2,221.1    1,282.5
Short-term investments                         660.6      570.5      733.9
Other investments                              370.3      129.9       38.3
Equity investments in reinsurance company      145.5      120.3       --
Cash and cash equivalents                       63.4       87.1      139.7
                                            --------   --------   --------
          Total investments and cash        $4,187.6   $3,128.9   $2,194.4
                                            ========   ========   ========

At December 31, 2003, we held cash and investments totaling $4.2 billion, compared to $3.1 billion at December 31, 2002, with net unrealized appreciation of $113.4 million at December 31, 2003, compared to $95.2 million at December 31, 2002. Our investment guidelines, which are approved by our Board, stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

Over time we have increased our exposure to other investments, including hedge funds and private equity funds. At December 31, 2002 these other investments totaled $129.9 million or 4.2% of our total investments and cash, and at December 31, 2003 these other investments totaled $370.3 million or 8.8% of our total investments and cash.

It is likely that we may increase our holdings of other investments in the future. Over time we have also increased our exposure to non-investment grade fixed maturity investments. At December 31, 2002 these non-investment grade fixed maturity investments totaled $195.4 million or 8.8% of our total fixed maturity investments, and at December 31, 2003 these non-investment grade fixed maturity investments totaled $309.5 million or 10.5% of our fixed maturity investments. At December 31, 2003, our fixed maturities and short-term investment portfolio had a dollar-weighted average credit quality rating of AA. At December 31, 2003, our average yield to maturity was 2.7% before investment expenses.

We currently have a target duration of 2.75 - 3.00 years for our fixed maturities and short-term investments. Our duration at December 31, 2003 was 2.0 years, reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk. From time to time, we may reevaluate the target duration in light of our liabilities and market conditions.

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

The following table summarizes the fair value by contractual maturities of our fixed maturity investment portfolio at the dates indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

At December 31,                      2003       2002       2001
---------------                    --------   --------   --------
(in millions)
Due in less than one year          $   24.9   $   23.2   $   10.8
Due after one through five years    1,469.4    1,107.9      494.3
Due after five through ten years      296.8      350.3      185.5
Due after ten years                   144.9      119.0       93.4
U.S. mortgage-backed securities       215.4      301.6      203.7
U.S. asset-backed securities          796.4      319.1      294.8
                                   --------   --------   --------
          Total                    $2,947.8   $2,221.1   $1,282.5
                                   ========   ========   ========

The following table summarizes the composition of the fair value of the fixed maturity portfolio at the dates indicated by ratings as assigned by S&P and for non-rated issues, each as estimated by our investment managers.

At December 31,                 2003          2002          2001
---------------                -----         -----         -----
AAA                             69.0%         71.7%         69.9%
AA                               8.8           9.9           7.6
A                                5.8           4.4           6.3
BBB                              5.9           5.2           7.3
BB                               2.5           2.6           2.7
B                                4.9           4.7           4.4
CCC                              1.9           0.9           0.6
CC                               0.5           0.1           0.2
D                                0.1          --             0.1
NR                               0.6           0.5           0.9
                               -----         -----         -----
                               100.0%        100.0%        100.0%
                               =====         =====         =====

Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Issued letters of credit are secured by a lien on a portion of our investment portfolio. At December 31, 2003, we had outstanding letters of credit aggregating $346.9 million. Also, in connection with our Top Layer Re joint venture, we have committed $37.5 million of capital in the form of a letter of credit. This letter of credit is also secured by a like amount of our investments.

Other Investments. Included in other investments are investments in hedge funds of $170.1 million (2002 - $61.4 million), a fund that invests in senior secured bank loans of $77.2 million (2002 - $20.4 million), a European high yield credit fund of $38.3 million (2002 - $nil) and private equity partnerships of $24.2 million (2002 - $14.6 million) (collectively "Investment Funds"). Also included in other investments are investments in a medium term note, representing an interest in a pool of European fixed income securities, of $30.0 million (2002 - $nil), catastrophe bonds of $26.3 million (2002 - $33.5 million), and miscellaneous investments of $4.2 million (2002 - $nil).

Fair values of Investment Funds are generally established on the basis of the net valuation criteria established by the managers of such Investment Funds. These net valuations are determined based upon the valuation criteria established by the governing documents of the Investment Funds. Due to a lag in the valuations reported by the fund managers the majority of our Investment Funds are reported on a one month or one quarter lag. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares or partnership interests of the Investment Funds. Many of the Investment Funds are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Interest income, income distributions and realized and unrealized gains and losses on other investments, including Investment Funds, are included in net investment income and totaled $25.9 million (2002 - loss of $0.4 million) of which $21.2 million (2002 - loss of $1.4 million) was related to net unrealized gains (losses).

We have committed capital to private equity partnerships of $109.1 million, of which $20.3 million was contributed at December 31, 2003.

Equity Investments in Reinsurance Company. The equity investments in reinsurance company relate to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received 10-year warrants to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrants for an aggregate price of $84.2 million. At December 31, 2003, we owned 9.2% of Platinum's outstanding common shares. We have recorded our investment in Platinum at fair value, and at December 31, 2003 the aggregate fair value was $145.5 million (2002 - $120.3 million). The aggregate unrealized gain of $61.3 million (2002 - $36.1 million) on the Platinum investment is included in accumulated other comprehensive income in our consolidated financial statements, of which $26.7 million (2002 - $15.9 million) represents our estimate of the value of the warrants using a Black-Scholes option pricing model.

Derivatives Related to Physical Variables and Credit Default Swaps. We have assumed and ceded risk through securities and derivative instruments under which losses or recoveries are triggered by an industry loss index or by geological or physical variables. During 2003, 2002 and 2001, we recognized gains (losses) on these contracts of $0.8 million, $7.2 million, and $(4.6) million, respectively, which are included in other income in our consolidated financial statements. We also invest in credit default swaps, under which payment is triggered by a credit event, such as a default. During 2003, we had a portfolio of short credit positions, under which we effectively cede credit risk, and we recognized losses on these contracts of $4.2 million as a result of tightening credit spreads.

RIHL. In 2002, we commenced utilization of our subsidiary RIHL, a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities of RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. RIHL permits us to consolidate and substantially facilitate our investment management operations. RenaissanceRe and each of our participating operating subsidiaries and affiliates has transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable for cash or in marketable securities. Over time, the participants in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change.

As a result of the high quality of the assets transferred to and maintained by it, RIHL has been rated AAAf/S2 by S&P. We have exclusive responsibility for managing the day-to-day affairs of RIHL and have sole management responsibility over its portfolio. Mellon Bank, N.A., provides RIHL with certain custodial functions, including custody of its outstanding shares and valuation of its assets.

As described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Results of Operations for 2003, 2002 and 2001 - Capital Resources," we entered into a facility which, as of January 2004, makes available to our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed $485 million. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares owned by them as collateral. We have agreed with our lenders to increase the size of this facility to $585 million.

COMPETITION

The insurance and reinsurance industries are highly competitive and, provided that a company has sufficient capital and necessary management expertise, the barriers to entry into the reinsurance markets are not significant.

With total managed catastrophe premiums written of $720.4 million for the year ended December 31, 2003, we are one of the largest providers of property catastrophe reinsurance in the world. Our principal competition in the industry comes from major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based reinsurers. Though these companies offer property catastrophe reinsurance, in many cases it accounts for a relatively small percentage of their total portfolio. Our competition with respect to our specialty reinsurance business generally also comes from the same U.S. and non-U.S. insurers and reinsurers.

In our Individual Risk business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation.

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

INDUSTRY TRENDS

The reinsurance and insurance industries have been markedly cyclical, characterized by periods of decreasing prices followed by periods of increasing prices. The pricing environment is influenced by changes, sometimes substantial, in the level of both demand and supply of insurance or reinsurance; often these changes are the result of changes in the perception of risk following large industry loss events. In particular, the catastrophe-exposed lines in which we are a market leader are affected significantly by volatile and unpredictable developments, including natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions, and acts of terrorism, such as the World Trade Center disaster. The occurrence, or nonoccurrence, of catastrophic events, the frequency and severity of which are inherently unpredictable, affects both industry results and consequently prevailing market prices of our products.

The following are certain industry trends that we are aware of:

o While pricing in the property markets generally increased significantly after the World Trade Center disaster, the property markets are becoming increasingly competitive, partially due to the lack of catastrophic losses during 2002 and 2003 and partially due to the increase in the new capital which entered the market subsequent to the World Trade Center disaster. Accordingly, we are currently expecting prices in these markets to decline.

o Prices in the casualty markets are generally continuing to rise, but the rate of increases are beginning to slow and in some cases there are price decreases. However, as many companies continue to deal with legacy issues, such as reserves for asbestos, environmental and casualty coverages of the late 1990's, we believe segments of the market could stay firm for the near future and offer us opportunities to grow our books of businesses.

o We believe that, even after the recent price increases, there are still segments of the property and casualty markets that remain unattractive.

o The long term credit quality of insurance and reinsurance companies, and the related credit ratings of those companies are becoming an increasing concern of many insurance and reinsurance customers. We believe this will offer opportunities to companies such as ours with strong credit ratings, a seasoned management team, and a history of successful performance.

Subsequent to the World Trade Center disaster, a substantial amount of capital entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures. It is possible that the new capital in the market, and an environment with continued light catastrophe losses, could cause further reductions in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would plan to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings.

MARKETING

REINSURANCE

We believe that our modeling and technical expertise, and the risk management advice that we provide to our clients, has enabled us to become a provider of first choice to our insurers and reinsurers worldwide. We market our Reinsurance products worldwide exclusively through reinsurance brokers. We focus our marketing efforts on targeted brokers and insurance and reinsurance companies. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and clients. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

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

Our reinsurance brokers assess client needs and perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. Subsidiaries and affiliates of Marsh Inc., the Benfield Group Limited, the Willis Group and AON Corporation accounted for approximately 24.7%, 24.4%, 15.7% and 15.6%, respectively, of our gross reinsurance premiums written in 2003.

During 2003, our Reinsurance operations issued authorization for coverage on programs submitted by 57 brokers worldwide. We received approximately 2,831 program submissions during 2003. Of these submissions, we issued authorizations for coverage for 647 programs, or 22.9% of the program submissions received.

INDIVIDUAL RISK

Our Individual Risk products are offered through a select number of specialized program managers and through brokered quota share relationships with other insurance companies. Our Individual Risk products are also marketed through a diverse group of surplus lines brokers operating primarily in catastrophe-exposed states. Our financial security ratings, combined with our reputation in the reinsurance marketplace, have enhanced our presence in the Individual Risk markets. Our Individual Risk operations are structured to create and maintain a comprehensive database of catastrophe-exposed property risks.

In program business opportunities, we establish relationships with program managers, providing them with modeling expertise and risk analysis. We strive to work closely with these program managers, with the goal of obtaining a long-term competitive advantage in their respective niche markets.

We have also partnered with a limited number of insurance companies on a quota-share reinsurance basis. In most cases, catastrophe risk is a substantial component of the risk and we assist in evaluating and managing this risk.

EMPLOYEES

At December 31, 2003, we and our subsidiaries employed 135 people. We believe that our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries.

A majority of our employees receive some form of equity-based incentive compensation as part of their overall compensation package. At March 1, 2004, our directors and executive officers beneficially owned approximately 9.2% of our outstanding common shares. In addition, all of our directors and executive officers are subject to stock ownership guidelines that require each to hold a specified amount of stock.

Many of our Bermuda-based employees, including a majority of our senior executives, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next few years.

Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions for key employees.

REGULATION

Bermuda Regulation

Registration. The Insurance Act 1978, as amended, and Related Regulations (the "Insurance Act"), which regulates the business of our Bermuda insurance subsidiaries, provides that no person may carry on an insurance business (including the business of reinsurance) in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the "BMA"). Renaissance Reinsurance and DaVinci are registered as Class 4 insurers, and Glencoe is registered as a Class 3 insurer under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the BMA may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the BMA. Renaissance Underwriting Managers is registered as an insurance manager under the Insurance Act.

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

The Insurance Act mandates certain actions and filings with the BMA if a Class 3 insurer or a Class 4 insurer fails to meet and/or maintain the required minimum solvency margin. Both Class 3 insurers and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the relevant margins) or if the declaration or payment of such dividend would cause the insurer to fail to meet the relevant margins. Where an insurer fails to meet its relevant margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its relevant margins. Class 3 insurers and Class 4 insurers must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act 1981 which apply to all Bermuda companies.

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

Supervision, Investigation and Intervention. The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to them, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer's business. Moreover, the BMA has the power to appoint professional persons to prepare reports about registered insurers, such as Renaissance Reinsurance, DaVinci and Glencoe. If it appears to the BMA to be desirable in the interests of policyholders, the BMA may also exercise these powers in relation to subsidiaries, parents and other affiliates of registered insurers.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions or its registration under the Insurance Act, the BMA may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize or not to realize certain investments; to maintain in, or transfer to the custody of a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income.

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if the BMA is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest.

Under the Companies Act, the Minister has been given powers to assist a foreign regulatory authority which has requested assistance in connection with inquiries being carried out by it in the performance of its regulatory functions. The Minister's powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, amongst other things, whether it is in the public interest to give the information sought.

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

U.S. Regulation

Reinsurance Regulation. Our Bermuda operations consist of Renaissance Reinsurance, DaVinci, Glencoe and Lantana. Renaissance Reinsurance and DaVinci are Bermuda-based companies that operate as reinsurers. Although neither company is admitted to transact the business of insurance in any jurisdiction except Bermuda, the insurance laws of each state of the U.S. regulate the sale of reinsurance to ceding insurers authorized in the state by non-admitted alien reinsurers, such as Renaissance Reinsurance or DaVinci, acting from locations outside the state. Rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. A primary insurer ordinarily will enter into a reinsurance agreement, however, only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, regulators permit ceding insurers to take credit for reinsurance in the following circumstances:

     o if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

     o if the reinsurer is an "accredited" or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

     o in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or

     o if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

As alien companies, our Bermuda insurers collateralize their reinsurance obligations to U.S. insurance companies. With some exceptions, the sale of insurance or reinsurance from within a jurisdiction where the insurer is not admitted to do business is prohibited. Neither Renaissance Reinsurance nor DaVinci intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that each company be so admitted.

Excess and Surplus Lines Regulation. Glencoe and Lantana, both domiciled in Bermuda, are not licensed in the U.S. but are eligible to offer coverage in the U.S. exclusively in the surplus lines market. Glencoe is eligible to write surplus lines primary insurance in 51 jurisdictions of the U.S. and is subject to the surplus lines regulation and reporting requirements of those jurisdictions. In accordance with certain provisions of the National Association of Insurance Commissioners ("NAIC") Nonadmitted Insurance Model Act, which provisions have been adopted by a number of states, Glencoe has established, and is required to maintain, a trust funded with a minimum of $20.0 million as a condition of its status as an eligible, non-admitted insurer in the U.S. Lantana is currently eligible as a surplus lines insurer in 47 jurisdictions of the U.S., and is subject to the surplus lines regulation and reporting requirements of those jurisdictions.

The regulation of surplus lines insurance differs significantly from the licensed or "admitted" market. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage, through specially licensed surplus lines brokers, for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. Most particularly, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and state insurance regulations generally require that a risk must be declined by three admitted carriers before it may be placed in the surplus lines market. Initial eligibility requirements and annual requalification standards and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as Glencoe and Lantana which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws.

Admitted Market Regulation. Our admitted U.S. operations consist of Stonington and Stonington Lloyd's Insurance Company ("Stonington Lloyd's"), both Texas domiciled insurers. As licensed insurers operating in the "admitted" market, these companies are subject to extensive regulation under U.S. statutes. The extent of regulation varies from state to state but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, and market conduct regulation including both underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and quarterly financial reports. The Texas Department of Insurance retains primary regulatory authority for Stonington and Stonington Lloyd's.

In general, licensed U.S. insurers such as Stonington and Stonington Lloyd's must file with the state departments of insurance where they insure risks all rates for directly underwritten insurance. Licensed U.S. insurers are required to participate in the guaranty associations of the states where they conduct business. Such participation can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Additionally, some states require licensed insurers to participate in assigned risk plans which provide coverage for automobile insurance and other lines for insureds that are unable to obtain insurance in the open market. Participation in assigned risk pools may take the form of reinsuring a portion of a pool of policies or directly issuing policies to insureds. An insurer's participation in these plans is typically calculated based on the amount of premium written by the insurer on a voluntary basis for that line of coverage in a prior year. Assigned risk pools generally produce losses which result in assessments to insurers writing the same lines on a voluntary basis. We do not expect the amount of any such guaranty fund assessments, if any, or other assessments to be paid by us in 2004 to be material.

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

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Texas, Stonington's and Stonington Lloyd's state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. The maximum dividend payable from Stonington in 2004 without the prior approval of the Texas insurance department is $2.6 million. These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of our ownership of Stonington, under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

Terrorism. On November 26, 2002, the President of the U.S. signed into law the Terrorism Risk Insurance Act of 2002 ("TRIA"), providing that through 2005, the federal government will share with the insurance industry the risk of loss from future terrorist attacks. Each participating insurance company must pay covered losses equal to a deductible based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year. The deductible ranges from 1.0% on the date of enactment to 15.0% in 2005. For losses in excess of a company's deductible, the federal government will cover 90.0% of the excess losses, while companies retain the remaining 10.0%. Losses covered by the program will be capped annually at $100.0 billion.

Primary insurance companies providing commercial property and casualty insurance in the U.S., such as Stonington, Stonington Lloyd's, Glencoe and Lantana, are required to participate in the TRIA program. TRIA also requires that subject insurers comply with mandatory offer requirements for terrorism coverage. These offers may be rejected by insureds. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005. TRIA generally does not purport to govern the obligations of reinsurers, such as Renaissance Reinsurance and DaVinci, under reinsurance contracts. There is substantial uncertainty as to whether Congress will extend the program beyond its scheduled expiration in 2005, and it is possible that the non-renewal of TRIA could adversely affect the industry.

NAIC Ratios. The NAIC has established 11 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed U.S. insurance companies operating in their respective states. The NAIC's Insurance Regulatory Information System ("IRIS") calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Generally, an insurance company will be subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios.

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

Risk-Based Capital. The NAIC has implemented a risk-based capital ("RBC") formula and model law applicable to all licensed U.S. property/casualty insurance companies. The RBC formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Such analysis permits regulators to identify inadequately capitalized insurers. The RBC formula develops a risk adjusted target level of statutory capital by applying certain factors to insurers' business risks such as asset risk, underwriting risk, credit risk and off-balance sheet risk. The target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 ("GLBA") permits mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Until passage of the GLBA, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. As a result of GLBA, the ability of banks to affiliate with insurers may affect our U.S. subsidiaries' product lines by substantially increasing the number, size and financial strength of potential competitors. Privacy provisions of GLBA became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require full disclosure of the privacy policies of financial institutions, including U.S. insurers, to their consumer customers.

Legislative and Regulatory Proposals. Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. Federal and state legislators have considered numerous government initiatives. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by:

o providing government supported insurance and reinsurance capacity in markets and to consumers that we target;

o    requiring our participation in pools and guaranty associations;

o    regulating the terms of insurance and reinsurance policies; or

o disproportionately benefiting the companies of one country over those of another.

In addition, the expansion of our primary insurance operations, together with the potential of further expansion into additional insurance markets, could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer, Lantana or Glencoe will become subject to U.S. regulation.

RISK FACTORS

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the Securities and Exchange Commission include the following:

Our exposure to catastrophic events could cause our financial results to vary significantly from one period to the next.

Our largest product is property catastrophe reinsurance. We also sell lines of specialty reinsurance and certain individual risk products that are also exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, winter storms, freezes, floods, fires, tornados and other natural or man-made disasters, such as acts of terrorism. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by relatively few events of high magnitude.

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

From time to time, we may have greater exposures in some geographic areas than our overall share of the worldwide market would suggest. Accordingly, if catastrophes were to occur in these areas, we could experience worse results than our competitors.

We may fail to execute our growth strategy, which would impair our future financial results.

Historically, our principal product has been property catastrophe reinsurance. Our growth in our specialty reinsurance and Individual Risk lines of business presents us with new and expanded challenges and risks which we may not manage successfully. We are not as experienced in these expanded lines of business as we are in property catastrophe reinsurance; in particular, we lack a substantial claim history. Businesses in initial or early stages of development present substantial business, financial and operational risks and may suffer significant losses. For example, in our newer businesses we are seeking to develop client and customer relationships, build operating procedures, hire staff, install management information and other systems, as well as taking numerous other steps to implement our strategies. Our specialty reinsurance and Individual Risk businesses will require us to develop new expertise in areas such as contract and policy wordings and claims management.

If we fail to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these new lines of business will likely suffer, perhaps substantially, and, our future financial results may be adversely affected.

This recent and planned future expansion has placed increased demands on our financial, managerial and human resources. For example, we may need to attract additional professionals to, or expand our facilities in, Bermuda, a small jurisdiction with limited resources. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. Our future profitability depends in part on our ability to further develop our resources and effectively manage this expansion. Our inability to achieve such development or effective management may impair our future financial results.

Our utilization of program managers and other third parties to support our business exposes us to operational and financial risks.

Our Individual Risk operations rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our operations in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program manager would be unable to substantially indemnify us for their contractual breach. We also rely on our managers, or other third parties we retain, to collect premiums and to pay valid claims. This exposes us to their credit and operational risk, without necessarily relieving us of our obligations to potential insureds. We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage substantially all of the claims activity that we expect to arise in our program operations. Although we have implemented monitoring and other oversight protocols, we can not assure you that these measures will be sufficient to alleviate all of these exposures.

We are also subject to the risk that our successful program managers will not renew their programs with us. Our contracts are generally for defined terms of as little as one year, and either party can cancel the contract in a relatively short period of time. While we believe our arrangements offer numerous benefits to our program participants, we cannot assure you we will retain the programs that produce profitable business or that our insureds will renew with us. Failure to retain or replace these producers would impair our ability to execute our growth strategy, and our financial results could be adversely affected.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We may have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability, or from other perils. These risks are inherently unpredictable, and future periods may evidence increased frequency and severity of losses resulting from these catastrophic events. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss any given occurrence will generate. Although we believe our risk management systems are effective in helping us to understand and manage our aggregate risk portfolio, it is possible that our models have not adequately captured some catastrophe risks or other risks. We believe it is impossible to eliminate completely our exposure to unforeseen or unpredictable events.

With respect to our reinsurance operations we do not separately evaluate each of the individual risks assumed under our reinsurance contracts and, accordingly, like other reinsurers, are heavily dependent on the original underwriting decisions made by our ceding companies. We are therefore subject to the risk that our clients may not have adequately evaluated the risks to be reinsured, or that the premiums ceded to us will not adequately compensate us for the risks we assume. Likewise, in our individual risk operations we are dependent on information provided by third parties, such as our program managers, claims administrators, and quota share cedants.

Our claims and claim expense reserves are subject to inherent uncertainties.

Our claims and claim expense reserves reflect our estimates using actuarial and statistical projections at a given point in time, and our expectations of the ultimate settlement and administration costs of claims incurred. Although we use actuarial and computer models as well as historical reinsurance and insurance industry loss statistics, we also rely heavily on management's experience and management's judgment to assist in the establishment of appropriate claim reserves. However, because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain.

Our growing casualty business is expected to produce claims which frequently can only be resolved through lengthy and unpredictable litigation. The measures required to resolve such claims, including the adjudication process, present more reserve challenges than non-casualty property losses (the latter of which tend to be reported comparatively more promptly and to be settled more often within a relatively shorter period of time). For both our growing casualty business, and our traditional property catastrophe business, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

We expect that some of our assumptions or estimates will prove to be inaccurate, and our actual claims and claim expenses paid to differ, perhaps substantially, from the reserve estimates reflected in our financial statements. To the extent that our actual claims and claim expenses exceed our expectations, we would be required to increase claims and claim expense reserves. This would reduce our net income by a corresponding amount in the period in which the deficiency is identified. In reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines.

Unlike the claims and claim expense reserves of U.S. insurers, the claims and claim expense reserves established by our Bermuda companies are not regularly examined by insurance regulators.

Emerging claim and coverage issues could adversely affect our business.

Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our casualty businesses, these legal, social and environmental changes may not become apparent until some time after their occurrence. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings.

The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages, and in particular our casualty reinsurance contracts, may not be known for many years after a contract is issued. Our exposure to this uncertainty will grow as our "long-tail" casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is more typically "short-tail." In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claim handling and other practices. Although we are seeking to add professional staff and systems to improve our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

Pricing and terms for our products may decline, which could affect our profitability.

Supply and demand for reinsurance and insurance depends on numerous factors, including the frequency and severity of catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries. Our recent growth in 2002 and 2003 related in part to overall industry pricing, as relatively more business met our hurdle rates. However, we expect premium rates and other terms and conditions of trade to vary in the future, and currently believe that overall industry pricing for many of our products will not improve in 2004, and could decline in some areas. If demand for our products falls or the supply of competing capacity rises, we expect our growth to be adversely affected, and our profitability could be affected as well. In particular, we might lose existing customers or decline new business, which we might not regain when industry conditions improve.

We operate in a highly competitive environment.

The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based property catastrophe reinsurers. Following the September 11th tragedy, a number of new companies were formed to compete in the reinsurance markets. A number of these new companies were formed in Bermuda. In addition, a number of existing market participants raised new capital, thereby strengthening their ability to compete. In the future, capacity levels and competition could contribute to declines in overall industry pricing levels.

We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including Ace Limited, Everest Re Group Ltd., IPC Holdings, Ltd., PartnerRe Ltd. and XL Capital Ltd. We also compete with certain Lloyd's syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc., Berkshire Hathaway, Munich Re Group and Swiss Re. In addition, there are other new Bermuda reinsurers with whom we compete, such as Allied World Assurance Company, Arch Capital Group, Axis Capital Holdings, Endurance Specialty Holdings, Montpelier Re Holdings and Platinum. As our business evolves over time we expect our competitors to change as well.

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

The businesses in which our Individual Risk unit operates are also highly competitive. Primary insurers compete on the basis of factors including distribution channels, product, price, service and financial strength. Many of our primary insurance competitors are larger and more established than we are and have greater financial resources and consumer recognition. We seek primary insurance pricing that will result in adequate returns on the capital allocated to our primary insurance business. We may lose primary insurance business to competitors offering competitive insurance products at lower prices.

Political, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Increasingly, governmental authorities in both the U.S. and worldwide seem to us to be interested in the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the reinsurance industry to the financial system or to policyholders, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future.

For example, we could be adversely affected by proposals to:

o provide insurance and reinsurance capacity in markets and to consumers that we target;

o    require our participation in industry pools and guaranty associations;

o    increasingly mandate the terms of insurance and reinsurance policies; or

o disproportionately benefit the companies of one country over those of another.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or gross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom ("U.K."), may consider changes to its relationship with the U.K. in the future. These changes could adversely affect Bermuda's position in respect of future regulatory initiatives, which could impact us commercially.

A decline in our investment performance could reduce our profitability.

We derive a significant portion of our income from our invested assets. As a result, our financial results depend in part on the performance of our investment portfolio, which contains fixed maturity securities, such as bonds and mortgage-backed securities. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

The market value of our fixed maturity investments will be subject to fluctuation depending on changes in various factors, including prevailing interest rates. As a result of large reinsurance or insurance losses, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.

Increases in interest rates could cause the market value of our investment portfolio to decrease, perhaps substantially. Conversely, a decline in interest rates could reduce our investment yield, which would reduce our overall profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.

In recent years we have increased our allocation to other investments which have different risk characteristics than our traditional fixed maturity securities and short-term investment portfolios. These other investments include hedge fund investments, a fund that invests in senior secured bank loans, a European high yield credit fund and private equity partnerships (collectively "Investment Funds"). Also included in other investments are investments in a medium term note, representing an interest in a pool of European fixed income securities, catastrophe bonds and miscellaneous other investments. Our percentage allocation to these other investments will likely increase. The performance of these other investments had a positive impact on the performance of our investment portfolio in 2003.

These other investments are recorded on our consolidated balance sheet at fair value. The fair value of the Investment Funds is generally established on the basis of the net valuation criteria established by the managers of such Investment Funds. These net valuations are determined based upon the valuation criteria established by the governing documents of the Investment Funds. Due to a lag in the valuations reported by the fund mangers the majority of our Investment Funds are reported on a one month or one quarter lag. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares or partnership interests of the Investment Funds. Many of the Investment Funds are subject to restrictions on redemptions which are determined by the governing documents and limit our ability to liquidate these investments in the short term. These Investments Funds expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. We are unable to quantify these risks as we do not have timely access to the investments underlying each Investment Fund. To the extent these risks move against us it will result in a material adverse change to our investment performance. The performance of these Investment Funds is also dependent on the individual investment managers and the Investment Fund's investment strategies. It is possible that the investment managers will leave and/or the investment strategies become ineffective. The result of either of the foregoing would be a material adverse change to our investment performance.

U.S. taxing authorities could contend that our Bermuda subsidiaries are subject to U.S. corporate income tax.

If the U.S. Internal Revenue Service (the "IRS") were to contend successfully that Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re is engaged in a trade or business in the U.S., Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re would, to the extent not exempted from tax by the U.S.-Bermuda income tax treaty, be subject to U.S. corporate income tax on that portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. Although we would vigorously resist the imposition of any such tax, if we were ultimately held to be subject to this taxation, our earnings would correspondingly decline.

In addition, benefits of the U.S.-Bermuda income tax treaty which may limit any such tax to income attributable to a permanent establishment maintained by Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re in the U.S. are only available to any of Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re if more than 50% of its shares are beneficially owned, directly or indirectly, by individuals who are Bermuda residents or U.S. citizens or residents. Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re may not be able to continually satisfy such beneficial ownership test or be able to establish its satisfaction to the IRS. Finally, it should be noted that it is unclear whether the income tax treaty (assuming satisfaction of the beneficial ownership test) applies to income other than premium income, such as investment income.

Because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us.

We market our reinsurance products worldwide exclusively through reinsurance brokers. Four brokerage firms accounted for 80.4%, 71.1%, and 76.9% of our net premiums written for the years ended December 31, 2003, 2002 and 2001, respectively. Subsidiaries and affiliates of Marsh Inc., the Benfield Group Limited, the Willis Group and AON Corporation accounted for approximately 24.7%, 24.4%, 15.7% and 15.6%, respectively, of our Reinsurance segment gross written premiums in 2003. The loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and it is possible that our premiums written would decrease.

Our reliance on reinsurance brokers exposes us to their credit risk.

In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). In some jurisdictions, if a broker were to fail to make such a payment, we might remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a degree of credit risk associated with brokers around the world.

A decline in the ratings assigned to our claims-paying ability would adversely impact our business.

Third party rating agencies assess and rate the claims-paying ability of reinsurers and insurers, such as Renaissance Reinsurance, our Glencoe Group carriers, Top Layer Re and DaVinci. These ratings are based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors.

The rating agencies may downgrade or withdraw their claims-paying ability ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. Our ability to compete with other reinsurers and insurers, and our results of operations, could be materially adversely affected by any such ratings downgrade. For example, following a ratings downgrade we might lose clients to more highly rated competitors or retain a lower share of the business of our clients. The rating of Top Layer Re is dependent in large part upon the rating of State Farm, who provides Top Layer Re with $3.9 billion of stop loss reinsurance.

As is customary in our industry, a portion of our reinsurance policies provide our clients with the right to cancel or not renew our policies in the event our claims-paying ability ratings are downgraded. We cannot precisely estimate the amount of premium that would be at risk to this development, as this amount depends on the particular facts and circumstances at the time, including the degree of the downgrade, the time elapsed on the impacted in-force policies, and the effects of any related catastrophic event on the industry generally. In the event any of these provisions are triggered, we will vigorously seek to retain our clients. However, we cannot assure you that our premiums would not decline, perhaps materially, following a ratings downgrade.

We could be adversely affected if TRIA is not renewed.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, TRIA was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the U.S. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and required that coverage for terrorist acts be offered by insurers. It is possible that TRIA will not be renewed following 2005, or could be adversely amended, which could adversely affect the insurance industry if a material subsequent event occurred. Given these uncertainties, we are currently unable to determine with certainty the impact that TRIA's non-renewal could have on us.

The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2003, we had an aggregate of approximately $350 million of indebtedness outstanding, consisting of $100 million of 5.875% Senior Notes due 2013, $150 million of 7.0% Senior Notes due 2008 and a $100 million bank loan incurred and fully drawn by our consolidated subsidiary, DaVinciRe Holdings Ltd. ("DaVinciRe"). RenaissanceRe is also party to a $400 million syndicated revolving credit agreement, none of which was drawn at December 31, 2003.

In addition, we have issued $100 million aggregate liquidation amount of mandatorily redeemable capital securities ("Capital Securities") through the Capital Trust holding solely $103.1 million of the Company's 8.54% junior subordinated debentures due March 1, 2027. Because we hold $15.4 million of these securities and also hold $3.1 million of equity interest in the Capital Trust, our net obligation is $84.6 million.

Our insurance and reinsurance subsidiaries maintain letter of credit facilities in connection with their insurance and reinsurance business. The largest of these is a secured letter of credit facility established under a reimbursement agreement entered into in December 2002 by certain of RenaissanceRe's subsidiaries and affiliates. The obligations of each of RenaissanceRe's subsidiaries and affiliates party to the reimbursement agreement are secured by certain collateral, including cash, eligible high-quality marketable securities and redeemable preference shares of RIHL. The facility was initially in the amount of $385 million and scheduled to expire on November 15, 2003 but was increased to $485 million in January 2004 and extended to March 31, 2004 prior to its expiration date. On March 12, 2004, we accepted a commitment letter from Wachovia Bank, National Association ("Wachovia") and Wachovia Securities, Inc. ("Wachovia Securities") in which Wachovia confirmed its commitment to provide up to $150 million of an amended facility in the amount of $585 million and having a term of 365 days from closing. Wachovia Securities also agreed to use its reasonable best efforts to arrange for a syndicate of lenders to provide the balance of the increased facility. The syndication and closing of the facility are subject to customary terms and conditions for letter of credit facilities of this type and size and Wachovia's commitment is also subject to the receipt of commitments from other lenders for the balance of the increased facility. At December 31, 2003, the aggregate face amount of letters of credit outstanding under the reimbursement agreement was $281.5 million and under all the letter of credit facilities was $346.9 million.

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

In addition, if we are in default under the junior subordinated debentures, discussed above, or if we have given notice of our intention to defer our related payment obligations, the terms of our indebtedness would, among other things, restrict our ability to:

     o    declare or pay any dividends on our capital shares;

     o    redeem, purchase or acquire any capital shares; or

     o    make a liquidation payment with respect to our capital shares.

Because we are a holding company, we are dependent on dividends and payments from our subsidiaries.

As a holding company with no direct operations, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt and to pay dividends to our shareholders. RenaissanceRe does not have any operations and often has no significant liquid assets. If our subsidiaries are restricted from paying dividends to us, we may be unable to pay dividends or to repay our indebtedness.

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

Generally, our U.S. insurance subsidiary may only pay dividends out of earned surplus. Further, the amount payable without the prior approval of the applicable state insurance department is generally limited to the greater of 10% of policyholders' surplus or statutory capital, or 100% of the subsidiary's prior year statutory net income.

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

Our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees. We do not currently maintain key man life insurance policies with respect to any of our employees.

Under Bermuda law, non-Bermudians may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate government authority. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards for the advertised position. Substantially all of our officers are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits. In addition, a Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions only for key employees. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected as a result.

Regulatory challenges in the U.S. or elsewhere to our Bermuda operations' claims of exemption from insurance regulation could restrict our ability to operate, increase our costs, or otherwise adversely impact us.

Renaissance Reinsurance, DaVinci and Top Layer Re are not licensed or admitted in any jurisdiction except Bermuda. Renaissance Reinsurance, Glencoe, DaVinci and Top Layer Re each conduct business only from their principal offices in Bermuda and do not maintain an office in the U.S. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions, including the U.S. and various states within the U.S. If our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., we could face inquiries or challenges to the future operations of these companies.

Moreover, we could be put at a competitive disadvantage in the future with respect to competitors that are licensed and admitted in U.S. jurisdictions. Among other things, jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted. Our contracts generally require us to post a letter of credit or provide other security after a reinsured reports a claim. In order to post these letters of credit, issuing banks generally require collateral. It is possible that European Union or other countries might adopt a similar regime in the future, or that the U.S. rules could be altered in a way that treats Bermuda disproportionately. Any such development could adversely affect us.

Glencoe and Lantana are currently eligible, non-admitted excess and surplus lines insurers in, respectively, 51 and 47 states and territories of the U.S. and are each subject to certain regulatory and reporting requirements of these states. However, neither Glencoe nor Lantana is admitted or licensed in any U.S. jurisdiction; moreover, Glencoe only conducts business from Bermuda. Accordingly, the scope of Glencoe's and Lantana's activities in the U.S. is limited, which could adversely affect their ability to compete.

In addition, Stonington, which writes insurance in all 50 states on an admitted basis, is subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as: rate setting; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. We plan to grow Stonington's business and, accordingly, expect our regulatory burden to increase.

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

Our functional currency is the U.S. dollar. A portion of our premium is written in currencies other than the U.S. dollar and a portion of our claims and claim expense reserves are also in non-dollar currencies. Moreover, we maintain a portion of our cash equivalent investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting solely from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results to be more volatile.

Consolidation in our insurance industry could adversely impact us.

We believe that many insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures compel us to reduce our prices, our operating margins would decrease. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. We could also experience more robust competition from larger, better capitalized competitors.

We may encounter difficulties in maintaining the information technology systems necessary to run our business.

We believe our modeling, underwriting and information technology systems are critical to our business. Moreover, our proprietary technology has been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will also have access to these, or comparable, service providers, or that our proprietary technology will continue to operate as intended. Our business growth strategy will require further development of our technology infrastructure, and any defect or error in our information technology systems could result in reduced or delayed revenue growth, higher than expected losses, management distraction, or harm to our reputation.

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

These Bye-Law provisions make it more difficult to acquire control of us by means of a tender offer, open market purchase, proxy contest or otherwise. These provisions are designed to encourage persons seeking to acquire control of us to negotiate with our directors, which we believe would generally best serve the interests of our shareholders. However, these provisions could have the effect of discouraging a prospective acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, these Bye-Law provisions could prevent the removal of our current board of directors and management. To the extent these provisions discourage takeover attempts, they could deprive shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of the shares.

RenaissanceRe indirectly owns Stonington. Our ownership of a U.S. insurance company such as Stonington can, under applicable state insurance company laws and regulations, delay or impede a change of control of RenaissanceRe. Under applicable Texas insurance regulations, any proposed purchase of 10% or more of our voting securities would require the prior approval of the Texas insurance regulatory authorities.

Investors may have difficulties in serving process or enforcing judgments against us in the U.S.

We are a Bermuda company. In addition, certain of our officers and directors reside in countries outside the U.S. All or a substantial portion of our assets and the assets of these officers and directors are or may be located outside the U.S. Investors may have difficulty effecting service of process within the U.S. on our directors and officers who reside outside the U.S. or to recover against us or these directors and officers on judgments of U.S. courts based on civil liabilities provisions of the U.S. federal securities laws whether or not we appoint an agent in the U.S. to receive service of process.

             GLOSSARY OF SELECTED INSURANCE AND REINSURANCE TERMS


Acquisition expenses         The aggregate expenses incurred by a company
                             acquiring new business, including commissions, underwriting expenses and administrative expenses.

Attachment point             The dollar amount of loss (per occurrence or in the
                             aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Broker An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between
                             (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or
                             (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves                Loss reserves, established with respect to
                             specific, individual reported claims.

Casualty insurance or
reinsurance                  Insurance or reinsurance that is primarily
                             concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. Also referred to as liability insurance.

Catastrophe                  A severe loss, typically involving multiple
                             claimants. Common perils include earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess of loss
reinsurance                  A form of excess of loss reinsurance that, subject
                             to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a "catastrophe."

Cede; cedant;
ceding company               When a party reinsures its liability with another,
                             it "cedes" business and is referred to as the "cedant" or "ceding company."

Claim Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for loss incurred from an insured peril or event.

Claims and claim expense
ratio The ratio of claims and claim expenses to net premiums earned determined in accordance with either SAP or GAAP.

Claim expenses               The expenses of settling claims, including legal
                             and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses) plus losses incurred with respect to claims.

Claim reserves               Liabilities established by insurers and reinsurers
                             to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, and "IBNR" reserves.
                             For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio               The combined ratio is the sum of the claims and
                             claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Earned Premium               (1) That part of the premium applicable to the
                             expired part of the policy period, including the short-rate premium on cancellation, the entire premium on the amount of loss paid under some contracts, and the entire premium on the contract on the expiration of the policy, which is recognized as income during the period.

                             (2) That portion of the reinsurance premium calculated on a monthly, quarterly or annual basis which is to be retained by the reinsurer and recognized as income in the period should their cession be canceled.

                             (3) When a premium is paid in advance for a certain time, the company is said to "earn" the premium as the time advances. For example, a policy written for three years and paid for in advance would be one-third earned at the end of the first year.

Excess and surplus
lines reinsurance            Any type of coverage that cannot be placed with an
                             insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often substandard as respects adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

Excess of loss               Reinsurance or insurance that indemnifies the
                             reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a "level" or "retention." Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a "program" and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer's insolvency.

Exclusions                   Those risk, perils, or classes of insurance with
                             respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Frequency                    The number of claims occurring during a given
                             coverage period.

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

Line of Business             The general classification of insurance written by
                             insurers, i.e., fire, allied lines, homeowners, among others.

Loss; losses                 An occurrence that is the basis for submission
                             and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependant on the terms of the policy.

Loss ratio                   Claims incurred expressed as a percentage of net
                             earned premiums.

Loss reserve                 For an individual loss, an estimate of the amount
                             the insurer expects to pay for the reported claim.
                             For total losses, estimates of expected payments for reported and unreported claims. May include amounts for claims expenses.

Net premiums earned          The portion of net premiums written during or prior
                             to a given period that was actually recognized as income during such period.

Net premiums written         Gross premiums written for a given period less
                             premiums ceded to reinsurers and retrocessionaires during such period.

No claims bonus              A reduction of premiums assumed or ceded if no
                             claims have been made within a specified period.

Perils This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term "hazard" is more frequently used.

Premiums; written, earned
and unearned                 The amount charged during the term on policies and
                             contracts issued, renewed or reinsured by an insurance company or reinsurance company. Written premium is premium registered on the books of an issuer or reinsurer at the time a policy is issued and paid for. Unearned premium is premium for a future exposure period. Earned premium is written premium minus unearned premium for an individual policy.

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

Proportional
reinsurance                  A generic term describing all forms of reinsurance
                             in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor. See also "Quota Share
                             Reinsurance" and "Surplus Share Reinsurance."

Quota Share Reinsurance      A form of proportional reinsurance in which the
                             reinsurer assumes an agreed percentage of each insurance being reinsured and shares all premiums and losses according with the reinsured. See also
                             "Proportional Reinsurance" and "Surplus Share
                             Reinsurance."

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

Risks A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.

Specialty lines              Lines of insurance and reinsurance that provide
                             coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.

Statutory accounting
principles ("SAP")           Recording transactions and preparing financial
                             statements in accordance with the rules and procedures prescribed or permitted by Bermuda and/or the U.S. state insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

Stop Loss                    A form of reinsurance under which the reinsurer
                             pays some or all of a cedant's aggregate retained losses in excess of a predetermined dollar amount or in excess of a percentage of premium.

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

Surplus share reinsurance    A form of pro rata reinsurance (proportional)
                             indemnifying the ceding company against loss to the extent of the surplus insurance liability ceded, on a share basis similar to quota share. See also
                             "Proportional Reinsurance" and "Quota Share
                             Reinsurance."

Total Managed Cat
Premium The total catastrophe reinsurance premiums written on a gross basis by our managed catastrophe joint ventures as well as by our wholly owned subsidiaries.

Treaty A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.

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

Underwriting expense
ratio The ratio of the sum of the acquisition expenses and operational expenses to net premiums earned, determined in accordance with U.S. GAAP.

Underwriting expenses        The aggregate of policy acquisition costs,
                             including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premium             The portion of premiums written representing the
                             unexpired portions of the policies or contracts which the insurer or reinsurer has on its books as of a certain date.

AVAILABLE INFORMATION

We maintain a website at http://www.renre.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K and the Internet address is included as an inactive textual reference only.

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also make available, free of charge from our website, our Audit Committee Charter, Compensation/Governance Committee Charter, Corporate Governance Guidelines and Statement of Policies and Code of Ethics and Conduct ("Code of Ethics"). Such information is also available in print from any shareholder who sends a request to the Investor Relations Department of:
RenaissanceRe Holdings Ltd., P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the Securities and Exchange Commission may also be viewed or obtained at the SEC Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

We lease office space in Bermuda, where our executive offices are located. In addition, Stonington leases office space in Addison, Texas, and our other U.S. based subsidiaries lease space in Richmond, Virginia and Raleigh, North Carolina. We also lease office space in Dublin, Ireland. As we anticipate additional growth in our businesses, it is likely that we will need to expand into additional facilities to accommodate this growth.

ITEM 3. LEGAL PROCEEDINGS

Our insurance and reinsurance subsidiaries are subject in the course of their business to claims litigation involving, among other things, disputed interpretations of policy coverages. These lawsuits involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business are considered in our claims and claim expense reserves which are addressed in the reserve for claims and claim expenses discussion.

In addition to claims litigation, we and our subsidiaries may be subject from time to time to lawsuits or regulatory actions that do not arise from or directly relate to claims on insurance policies. This type of potential litigation could include, for example, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. We are not currently subject to any litigation of this type whose impact is likely to be material to us. We believe that over the next few years the ultimate outcomes of matters in this category of business litigation should not have a material adverse effect on our financial condition, future operating results or liquidity, although we believe that litigation of this nature will increase in the future, and it is possible that an adverse resolution of a number of these matters could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of RenaissanceRe's shareholders during the fourth quarter of 2003.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES

Our common shares began publicly trading on June 27, 1995. Our New York Stock Exchange symbol is "RNR". The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading.

                                                        Price Range
                                                      of Common Shares
                                                  -------------------------
Period                                              High            Low
------                                              ----            ---
2001
----
First Quarter                                      $ 27.95        $ 21.18
Second Quarter                                       25.23          20.83
Third Quarter                                        29.64          22.87
Fourth Quarter                                       34.57          30.47

2002
----
First Quarter                                        36.35          28.90
Second Quarter                                       39.65          33.85
Third Quarter                                        39.40          31.30
Fourth Quarter                                       43.24          37.49

2003
----
First Quarter                                        40.78          34.40
Second Quarter                                       46.93          40.07
Third Quarter                                        48.69          41.15
Fourth Quarter                                       49.35          44.45

2004
----
First Quarter (through March 1, 2004)                54.32          48.51

At March 1, 2004 the last reported sale price for our common shares was $54.32 per share. At March 1, 2004 there were 124 holders of record of our common shares and approximately 21,000 beneficial holders.

DIVIDEND POLICY

Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the nine years since our initial public offering. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.15 per share on March 3, June 2, September 10 and December 5, 2003. The Board of Directors declared regular quarterly dividends of $0.14 per share on February 5, May 2, August 8 and November 7, 2002. Most recently, our Board declared a dividend of $0.19 per share payable on March 15, 2004 to shareholders of record on March 9, 2004. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant. See Item 12 for Equity Compensation Plan information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2003. The historical financial information was prepared in accordance with U.S. GAAP. The statement of income data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and the balance sheet data at December 31, 2003, 2002, 2001, 2000 and 1999 were derived from our audited consolidated financial statements, which have been audited by Ernst & Young, our independent auditors. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,
-----------------------
(in thousands, except per share data)                       2003          2002        2001         2000           1999
                                                         ----------   ----------   ----------   -----------    -----------
Statement of Income Data:
------------------------
Gross premiums written                                   $1,382,209   $1,173,049   $  501,321   $   433,002    $   351,305
Net premiums written                                      1,152,523      923,711      339,547       293,303        213,513
Net premiums earned                                       1,115,743      760,905      333,065       267,681        221,117
Net investment income                                       129,542      102,686       75,156        77,868         60,334
Net realized gains (losses) on sales of investments          80,504       10,177       18,096        (7,151)       (15,720)
Claims and claim expenses incurred                          367,744      289,525      149,917       108,604         77,141
Acquisition costs                                           194,140       95,644       45,359        38,530         25,500
Operational expenses                                         67,397       49,159       38,603        37,954         36,768
Income before taxes and change in accounting principle      623,430      386,070      180,046       131,876        102,716
Net income available to common shareholders                 604,647      364,814      164,366       127,228        104,241
Earnings per common share - diluted (1)                        8.52         5.20         2.63          2.17           1.68
Dividends per common share                                     0.60         0.57         0.53          0.50           0.47
Weighted average common shares outstanding                   71,002       70,211       62,391        58,728         61,884

At December 31,
---------------

Balance Sheet Data:
------------------
Total investments and cash                               $4,187,617   $3,128,879   $2,194,430   $ 1,074,876    $ 1,059,790
Total assets                                              4,729,702    3,745,736    2,643,652     1,468,989      1,617,243
Reserve for claims and claim expenses                       977,892      804,795      572,877       403,611        478,601
Reserve for unearned premiums                               349,824      331,985      125,053       112,541         98,386
Debt                                                        350,000      275,000      183,500        50,000        250,000
Subordinated obligation to capital trust                    103,093         --           --            --             --
Company obligated mandatorily redeemable
     capital securities of a subsidiary trust holding
     solely junior subordinated debentures of
     RenaissanceRe                                             --         84,630       87,630        87,630         89,630
Preferred shares                                            250,000      150,000      150,000          --             --
Total shareholders' equity attributable to common
     shareholders                                         2,084,643    1,492,035    1,075,024       700,818        600,329
Common shares outstanding                                    70,399       69,750       67,893        58,863         59,058

(1) Earnings per common share -- diluted was calculated by dividing net income available to common shareholders by the number of weighted average common shares and common share equivalents outstanding. Common share equivalents are calculated on the basis of the treasury stock method.

Years ended December 31,
------------------------
(in thousands, except ratios)                    2003          2002          2001          2000         1999
                                            ------------   ------------  ------------  ------------ ------------
Segment Information:
--------------------
Reinsurance
-----------
Gross premiums written (1)                    $ 935,485      $ 890,470     $ 451,364     $ 382,816    $ 282,345
Net premiums written                            789,769        696,610       326,680       287,941      205,192
Income (2)                                      454,432        308,648       100,655       150,003      117,408
Claims and claim expense ratio                    25.8%          37.3%         46.8%         40.4%        32.7%
Underwriting expense ratio                        18.0%          16.5%         22.2%         26.8%        26.3%
                                            ------------   ------------  ------------  ------------ ------------
Combined ratio                                    43.8%          53.8%         69.0%         67.2%        59.0%
                                            ============   ============  ============  ============ ============

Individual Risk
---------------
Gross premiums written                        $ 446,724      $ 282,579      $ 49,957      $ 50,186     $ 68,960
Net premiums written                            362,754        227,101        12,867         5,362        8,321
Income (loss) (2)                                32,030         17,929        (1,469)       (4,406)       8,926
Claims and claim expense ratio                    51.7%          43.2%        (30.9%)        47.0%        52.2%
Underwriting expense ratio                        37.8%          37.5%        149.6%         98.1%        42.9%
                                            ------------   ------------  ------------  ------------ ------------
Combined ratio                                    89.5%          80.7%        118.7%        145.1%        95.1%
                                            ============   ============  ============  ============ ============

(1) Excludes $20.8 million and $22.2 million of premium assumed from the Individual Risk segment in the years ended December 31, 2003 and 2002, respectively.

(2) Income (loss) for the Reinsurance and Individual Risk segments represents net underwriting income. Net underwriting income consists of net premiums earned less claims and claim expenses, acquisition costs and operational expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2003 compared with the years ended December 31, 2002 and December 31, 2001. The following also includes a discussion of our financial condition at December 31, 2003. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements (see "Note on Forward-Looking Statements").

OVERVIEW

RenaissanceRe was established in 1993 to write property catastrophe reinsurance. By pioneering the use of sophisticated computer models to construct our portfolio, we have become one of the world's largest and most successful catastrophe reinsurers. We are seeking to leverage our expertise to establish leading franchises in additional selected areas of insurance and reinsurance.

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to clients impacted by these events. Currently, we conduct our business through two reportable segments, Reinsurance and Individual Risk.

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains and losses from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and 3) other income received from our joint ventures and other structured products.

Our expenses primarily consist of: 1) claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operational expenses which primarily consist of personnel expenses, rent and other operating expenses; and 4) interest and dividend costs related to our debt, preference shares and subordinated obligation to capital trust.

The operational results, also known as the underwriting results, of an insurance or reinsurance company are discussed frequently by reference to its claims and claim expense ratio, underwriting expense ratio, and combined ratio. The claims and claim expense ratio is the result of dividing claims and claim expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (acquisition expenses and operational expenses) by net premiums earned. The combined ratio is the sum of the claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

CLAIMS AND CLAIM EXPENSE RESERVES

We believe that the most significant accounting judgment made by management is our estimate of the claims and claim expense reserves. Claim reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is likely that the ultimate liability will exceed or be less than such estimates. It is also possible that the ultimate liability may materially exceed or be materially less than such estimates. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation.

Adjustments to our prior year estimated ultimate claims reserves will impact our current year net income by increasing our net income if the prior year estimated ultimate claims reserves are determined to be overstated, or by reducing our net income if the prior year estimated ultimate claims reserves prove to be insufficient. During the years ended December 31, 2003, 2002 and 2001, changes to prior year estimated ultimate claims reserves had the following impact on our net income; during 2003, prior years estimated ultimate claims reserves were reduced by $95.1 million and accordingly, our 2003 net income was increased by $95.1 million; during 2002, prior years estimated ultimate claims reserves were reduced by $2.0 million, and our 2002 net income was increased by $2.0 million; and during 2001, prior years estimated ultimate claims reserves were reduced by $16.0 million, and our 2001 net income was increased by $16.0 million. (also see Reserves for Claims and Claim Expenses.)

For our property catastrophe reinsurance operations, we initially set our claims reserves based on case reserves and other reserve estimates reported by insureds and ceding companies. We then add to these case reserves, our estimates for additional case reserves, and an estimate for incurred but not reported reserves ("IBNR"). These estimates are generally based upon our experience with similar claims, our knowledge of potential industry loss levels for each loss, and industry information which we gather and retain in our REMS(C) modeling system. The estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims. During 2003, with the accumulation of ten years of historical information on our claims and claim expenses, we adopted a new system to reassess our property catastrophe reserves on our older accident years.

In reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines, and therefore we estimate our IBNR for our specialty reinsurance and Individual Risk coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique, a widely used method for lines of business in which a company may have limited historical loss experience. The utilization of the Bornhuetter-Ferguson technique requires a company to estimate an ultimate claims and claim expense ratio and select an estimated loss reporting pattern for each line of business that it offers. The expected loss ratio is modified to the extent that reported losses to date differ from what would be expected based on the selected loss reporting pattern. This method gives more weight to the actual reported loss experience as the underwriting period matures. We select our estimates of the ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the coverages and terms of the coverages we offer.

Because any reserve estimate is simply an insurer's estimate of its ultimate liability, and because there are numerous factors which affect reserves but can not be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In future periods, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reduction to our older accident year reserves.

All of our estimates are reviewed annually with an independent actuarial firm. We also review our assumptions and our methodologies on a quarterly basis. If we determine that an adjustment to an earlier estimate is appropriate, such adjustments are recorded in the quarter in which they are identified. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made.

At December 31, 2003, our total gross reserves for claims and claim expenses was $977.9 million and our estimated IBNR reserves were $596.6 million. A 5% change in such IBNR reserves would equate to a $29.8 million adjustment to claims and claim expenses incurred, which would represent 4.9% of our 2003 net income and 1.3% of shareholders' equity at December 31, 2003.

PREMIUMS

We recognize premiums as income over the terms of the related contracts and policies. Our written premiums are based on policy and contract terms and include estimates based on information received from both insureds and ceding companies. We record adjustment premiums in the period in which they occur.

We book premiums on non-proportional contracts in accordance with the contract terms. Premiums written on losses occurring contracts are typically earned over the contract period. Premiums on risks attaching contracts are generally earned as reported by the cedants, which typically is over double the contract period. Management makes estimates based on judgment and historical experience for periods during which information has not yet been received. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded.

The minimum and deposit premium on excess policies are usually determined by the contract wording. In the absence of defined amounts in the contract, management estimates written premium on these contracts based on historical experience and judgment. Actual amounts are determined in subsequent periods based on actual exposures and any adjustments are recorded in the period in which they occur.

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers. Management estimates this premium based on discussions with ceding companies and program managers and also based on historical experience and judgment. Total premiums estimated at December 31, 2003 and 2002 were $103.7 million and $74.6 million, respectively.

We record ceded premiums on the same basis as assumed premiums. Reinstatement premiums are estimated by management, based on the contract terms, at the time of the loss occurrence giving rise to the reinstatement.

SUMMARY OF RESULTS OF OPERATIONS FOR 2003, 2002 AND 2001

The following table presents our consolidated results by segment.

 Year ended December 31, 2003                             Reinsurance  Individual Risk   Eliminations (1)     Other      Total
------------------------------                            ------------ ---------------- ----------------- ------------- -----------
 (in thousands)
 Gross premiums written                                     $ 956,257      $ 446,724         $ (20,772)     $       -   $ 1,382,209
                                                          ============  =============     =============                 ============
 Net premiums written                                       $ 789,769      $ 362,754                                -   $ 1,152,523
                                                          ============  =============                                   ============
 Net premiums earned                                        $ 809,360      $ 306,383                                -   $ 1,115,743
 Claims and claim expenses incurred                           209,197        158,547                                -       367,744
 Acquisition expenses                                          93,227        100,913                                -       194,140
 Operational expenses                                          52,504         14,893                                -        67,397
                                                          ------------  -------------                      -----------  ------------
 Underwriting income                                        $ 454,432       $ 32,030                                -       486,462
                                                          ============  =============                      -----------  ------------
 Net investment income                                                                                        129,542       129,542
 Other income                                                                                                  27,070        27,070
 Other items, net                                                                                              (2,394)       (2,394)
 Interest, preferred share dividends, Capital Securities minority interest                                    (44,523)      (44,523)
 Minority interest - DaVinciRe                                                                                (72,014)      (72,014)
 Net realized gains on investments                                                                             80,504        80,504
                                                                                                           -----------  ------------
 Net income available to common shareholders                                                                $ 118,185     $ 604,647
                                                                                                           ===========  ============

 Claims and claim expense ratio                                 25.8%          51.7%                                          33.0%
 Underwriting expense ratio                                     18.0%          37.8%                                          23.4%
                                                          ------------  -------------                                   ------------
       Combined ratio                                           43.8%          89.5%                                          56.4%
                                                          ============  =============                                   ============

(1) Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

 Year ended December 31, 2002                             Reinsurance  Individual Risk  Eliminations (1)    Other          Total
 ----------------------------                             -----------  ---------------  ----------------   ----------   ------------
 (in thousands)
 Gross premiums written                                     $ 912,695      $ 282,579          $ (22,225)    $      -    $ 1,173,049
                                                           ===========   ============     ==============                ============
 Net premiums written                                       $ 696,610      $ 227,101                               -    $   923,711
                                                           ===========   ============                                   ============
 Net premiums earned                                        $ 667,926      $  92,979                               -    $   760,905
 Claims and claim expenses incurred                           249,316         40,209                               -        289,525
 Acquisition expenses                                          70,698         24,946                               -         95,644
 Operational expenses                                          39,264          9,895                               -         49,159
                                                           -----------   ------------                      ----------   ------------
 Underwriting income                                        $ 308,648       $ 17,929                               -        326,577
                                                           ===========   ============                      ----------   ------------
 Net investment income                                                                                       102,686        102,686
 Other income                                                                                                 32,821         32,821
 Other items, net                                                                                            (10,351)       (10,351)
 Interest, preferred share dividends, Capital Securities minority interest                                   (32,858)       (32,858)
 Minority interest - DaVinciRe                                                                               (55,051)       (55,051)
 Cumulative effect of a change in accounting principle                                                        (9,187)        (9,187)
 Net realized gains on investments                                                                            10,177         10,177
                                                                                                           ----------   ------------
 Net income available to common shareholders                                                                $ 38,237      $ 364,814
                                                                                                           ==========   ============

 Claims and claim expense ratio                                 37.3%          43.2%                                          38.1%
 Underwriting expense ratio                                     16.5%          37.5%                                          19.0%
                                                           -----------   ------------                                   ------------
       Combined ratio                                           53.8%          80.7%                                          57.1%
                                                           ===========   ============                                   ============

(1) Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

 Year ended December 31, 2001                              Reinsurance   Individual Risk        Other         Total
------------------------------                            -------------  ---------------    ------------   ------------
 (in thousands)
 Gross premiums written                                     $ 451,364       $ 49,957          $      -       $ 501,321
                                                          ============     ==========                      ============
 Net premiums written                                       $ 326,680       $ 12,867                 -       $ 339,547
                                                          ============     ==========                      ============
 Net premiums earned                                        $ 325,223       $  7,842                 -       $ 333,065
 Claims and claim expenses incurred                           152,341         (2,424)                -         149,917
 Acquisition expenses                                          44,029          1,330                 -          45,359
 Operational expenses                                          28,198         10,405                 -          38,603
                                                          ------------     ----------        ----------    ------------
 Underwriting income                                        $ 100,655       $ (1,469)                -          99,186
                                                          ============     ==========        ----------    ------------
 Net investment income                                                                          75,156          75,156
 Other income                                                                                   16,244          16,244
 Other items, net                                                                              (27,414)        (27,414)
 Interest, preferred share dividends, Capital Securities
minority interest                                                                              (16,151)        (16,151)
 Minority interest - DaVinciRe                                                                    (751)           (751)
 Net realized gains on investments                                                              18,096          18,096
                                                                                             ----------    ------------
 Net income available to common shareholders                                                  $ 65,180       $ 164,366
                                                                                             ==========    ============

 Claims and claim expense ratio                                 46.8%         (30.9)%                            45.0%
 Underwriting expense ratio                                     22.2%         149.6%                             25.2%
                                                          ------------     ----------                      ------------
       Combined ratio                                           69.0%         118.7%                             70.2%
                                                          ============     ==========                      ============

SUMMARY OVERVIEW

For the years ended December 31, 2003 and 2002 our net premiums earned increased by $354.8 million and $427.8 million, respectively, or 47% and 128%, respectively. These increases were primarily due to the market dislocation which occurred after the World Trade Center disaster, and the significant losses stemming from this event. These losses caused an imbalance in the supply and demand for our insurance and reinsurance products, and as a result, we increased our written premiums, in both our established property catastrophe line and our specialty reinsurance line, and also increased our premiums in our Individual Risk operations. Contributing to the increase in Individual Risk operations during 2003 was the continued growth of: 1) our Program Manager distribution channel, where we write primary insurance through specialized program managers; and 2) our Quota Share Reinsurance distribution channel, where we write quota share reinsurance with primary insurers (see below for underwriting results by segment).

With our increase in premiums written, we generally have also experienced related increases in: 1) claims and claim expenses incurred; 2) acquisition expenses; 3) operational expenses; and 4) net income. However, during 2003, we produced a claims and claim expense ratio of 33.0%, which was aided by reductions of prior years estimated ultimate claims reserves of $95 million, and by an estimate of approximately $40 million of reduced losses due to a reduced level of catastrophe loss events occurring in 2003.

NET INVESTMENT INCOME


Year ended December 31,                                                     2003             2002               2001
-----------------------                                                  ---------         ---------          --------
(in thousands)
Net investment income                                                    $ 129,542         $ 102,686          $ 75,156

During 2003 we increased the amount of investments allocated to other investments. These investments are carried at fair value, with interest, dividend income, realized gains (losses) and unrealized gains (losses) included in investment income. During 2003, we recorded $25.9 million of net investment income from these other investments (2002 - $0.4 million loss), which were largely responsible for the increase in net investment income during 2003 (see Investments). The increase in our net investment income in 2002 as compared with 2001 was due to the significant increase in our invested assets from $2.2 billion at December 31, 2001 to $3.1 billion at December 31, 2002, which was generated primarily from strong cash flows from operations of $778 million. Also, in the latter half of 2001 we raised $785 million from financing activities which was available for us for investment purposes for the full year of 2002.

OTHER INCOME

Year ended December 31,                                                     2003              2002              2001
-----------------------                                                  ---------         ---------          --------
(in thousands)
Property catastrophe business - fee income                                 $ 7,655           $ 3,882           $ 8,643
Property catastrophe business - equity earnings - Top Layer Re              21,167            22,339             9,663
Other items                                                                 (1,752)            6,600            (2,062)
                                                                          --------          --------          --------
     Total other income                                                   $ 27,070          $ 32,821          $ 16,244
                                                                          ========          ========          ========

The majority of our other income is generated from our 50% equity ownership in Top Layer Re. The increase in property catastrophe business - fee income during 2003 was primarily due to the $4 million annual fee we receive related to services provided to Platinum. The reduction in other items is primarily related to the derivative income we received in 2002 (as noted below), which did not repeat in 2003.

During 2002, the significant increase in our equity earnings from Top Layer Re was due to the increase in the premiums written by Top Layer Re, from $38.8 million in 2001 to $73.0 million in 2002, and the resultant net income from those premiums. Also in 2002, income from other items increased due primarily to $7.2 million of income related to derivative instruments under which recoveries are triggered by an industry loss index or geological or physical variables.

CORPORATE EXPENSES

Year ended December 31,                                                     2003              2002              2001
-----------------------                                                   --------          --------          --------
(in thousands)
Corporate expenses                                                        $ 16,043          $ 14,327          $ 11,485

Corporate expenses include expenses related to legal and certain consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company. The increase in corporate expenses during 2003 primarily related to an increase in the cost for directors' and officers' insurance and increases in fees to comply with recently adopted regulations of the Securities and Exchange Commission, including those related to complying with the Sarbanes-Oxley Act of 2002. The majority of the increase in corporate expenses in 2002 primarily related to $1.9 million increase in legal costs and $1.2 million of costs related to accelerated vesting of equity compensation.

INTEREST, CAPITAL SECURITIES AND PREFERRED SHARE DIVIDENDS


Year ended December 31,                                                     2003             2002               2001
-----------------------                                                   -------           -------           -------
(in thousands)
Interest - revolving credit facilities                                    $ 2,318           $ 2,569           $ 2,378
Interest - $150 million 7.0% Senior Notes                                  10,500            10,500             4,871
Interest - $100 million 5.875% Senior Notes                                 5,434              --                --
Dividends - $103.1 million Capital Securities                               7,470             7,605             7,484
Dividends - $150 million 8.1% Series A - Preference Shares                 12,150            12,184             1,418
Dividends - $100 million 7.3% Series B - Preference Shares                  6,651              --                --
                                                                          -------           -------           -------
Total interest and Capital Securities and preferred share dividends       $44,523           $32,858           $16,151
                                                                          =======           =======           =======

Our interest payments and preferred dividends increased during 2003, primarily as a result of the issuance of $100 million 5.875% Senior Notes and the issuance of $100 million 7.3% Series B Preference Shares. This capital was raised to support the growth in our insurance and reinsurance operations.

Our interest payments and preferred dividends increased during 2002, primarily as a result of the timing of our capital raising activities, which occurred in the latter half of 2001. Accordingly, during 2002, the balance of the 7.0% Senior Notes and the 8.1% Series A - Preference Shares were outstanding for the entire year, and we incurred a full year of charges related to these securities during 2002 as compared to a partial year of charges during 2001.

INCOME TAX EXPENSE (BENEFIT)

Year ended December 31,                                                     2003             2002              2001
-----------------------                                                   -------           -------           -------
(in thousands)
Income tax expense (benefit)                                               $ (18)           $ (115)          $ 14,262

During 2003 and 2002, we wrote a limited amount of business in our U.S. operations, and, therefore, our U.S. net income was minimal and the related tax impact for 2003 and 2002 was also minimal.

During 2001, we also had little or no net income in the U.S., however, at December 31, 2001 we had accumulated a $26.9 million deferred tax asset. As a result of the limited number of attractive opportunities in the U.S. primary insurance market at that time, we decided to increase our valuation allowance by $14.0 million. At December 31, 2003, the gross and net balance of the deferred tax asset was $33.3 million and $4.0 million, respectively.

We currently plan to continue to increase the business written by our U.S. insurance subsidiary. If, as a result, our U.S. operations begin to generate taxable income, the appropriateness of the valuation allowance will be reassessed and, accordingly, potential profits from our U.S. operations would possibly not have a corresponding offset for tax expenses, up to the $29.3 million valuation allowance recorded at December 31, 2003.

NET REALIZED GAINS ON INVESTMENTS

Year ended December 31,                                                     2003             2002              2001
-----------------------                                                   -------           -------           -------
(in thousands)
Net realized gains on investments                                         $ 80,504          $ 10,177          $ 18,096

Because our investment portfolio is structured to preserve capital and provide us with a high level of liquidity, a large majority of our investments are invested in the fixed income markets and, therefore, our realized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, as occurred in 2003, 2002 and 2001, we will tend to have realized gains from the turn-over of our investment portfolio, and as interest rates increase, we will tend to have realized losses from the turnover of our investment portfolio, although the actual amount of realized gains (losses) on sales of investments can be reduced depending on which specific securities we choose to sell.

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

UNDERWRITING RESULTS BY SEGMENT

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our catastrophe reinsurance and specialty reinsurance business units and through Renaissance Underwriting Managers. Our Individual Risk segment provides primary insurance and quota share reinsurance.

Our underwriting results by segment are provided below:

REINSURANCE SEGMENT

Our Reinsurance operations are comprised of three business units: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain activities of Renaissance Underwriting Managers.

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the years ended December 31, 2003, 2002 and 2001:

Year ended December 31,                                                     2003             2002              2001
-----------------------                                                   -------           -------           -------
(in thousands)
Property catastrophe premium (1)
     Renaissance                                                          $488,124         $455,628          $373,896
     DaVinci                                                               155,541          187,822              --
                                                                          --------         --------          --------
          Total property catastrophe premium                               643,665          643,450           373,896
Specialty premium
     Renaissance                                                           268,506          247,020            77,468
     DaVinci                                                                23,314             --                --
                                                                          --------         --------          --------
          Total specialty premium                                          291,820          247,020            77,468
                                                                          --------         --------          --------
          Total Reinsurance gross premium written                         $935,485         $890,470          $451,364
                                                                          ========         ========          ========
Net premium written                                                       $789,769         $696,610          $326,680
                                                                          ========         ========          ========

Net premium earned - property catastrophe                                 $498,747         $462,471          $261,054
Net premium earned - specialty                                             310,613          205,455            64,169
                                                                          --------         --------          --------
          Total net premium earned                                         809,360          667,926           325,223
Claims and claim expenses incurred                                         209,197          249,316           152,341
Acquisition expenses                                                        93,227           70,698            44,029
Operational expenses                                                        52,504           39,264            28,198
                                                                          --------         --------          --------
Underwriting income                                                       $454,432         $308,648          $100,655
                                                                          ========         ========          ========

 Claims and claim expense ratio                                               25.8%            37.3%             46.8%
 Underwriting expense ratio                                                   18.0             16.5              22.2
                                                                          --------         --------          --------
     Combined ratio                                                           43.8%            53.8%             69.0%
                                                                          ========         ========          ========

(1) Excludes combined premium assumed from the Individual Risk segment of $20.8 million and $22.2 million for the years ended December 31, 2003 and 2002, respectively.

Premiums

Property catastrophe - During 2003 our consolidated property catastrophe premiums remained relatively flat, primarily due to increased competition and due to some softening of prices in the market, where we accordingly chose not to renew certain policies.

The increase in our property catastrophe premiums during 2002 was primarily due to an improving market following 1) the World Trade Center disaster in 2001 and
2) insured losses from nine significant worldwide catastrophic events in 1999. Because of these events, as with many large losses, two changes occurred in 2002: 1) many reinsurers recorded significant losses and were forced to, or chose to, withdraw their underwriting capacity from these regions; and 2) these losses raised the awareness of the severity of the losses which could impact these geographic locations. As a result of these factors, prices for reinsurance coverages in these and other geographic locations increased, in some cases significantly. Accordingly, our 2002 reinsurance premiums also increased, firstly from the increased prices on renewing policies and secondly by enabling us to write new business which was previously priced at an uneconomical rate of return.

During 2004 we expect this market to remain relatively competitive which would cause a corresponding reduction in pricing. Accordingly, we expect that the level of our property catastrophe premiums will decrease in 2004.

Specialty reinsurance - During 2003 our consolidated specialty reinsurance premiums increased by $45 million or 18%. This increase was primarily due to our continued focus on a few targeted areas of this market where we believe we can leverage our expertise. The markets representing the majority of the increase were the catastrophe exposed workers' compensation market and the market for terrorism-specific reinsurance.

During 2002, the factors that caused the improved market conditions in the property catastrophe market also contributed to improving market conditions in the lines of specialty reinsurance which we write, and subsequent to the World Trade Center disaster, we significantly increased our participation in this market. We categorize our specialty reinsurance premiums as reinsurance coverages that are not specifically property catastrophe coverages. Examples of specialty lines of reinsurance coverages provided by us include catastrophe exposed workers' compensation, surety, aviation and terrorism.

Gross Premiums Written by Geographic Region

The following is a summary of our reinsurance premiums by geographic region.

Year ended December 31,                                                     2003              2002             2001
-----------------------                                                   -------           -------           -------
(in thousands)
Property catastrophe
     United States and Caribbean                                         $297,954           $310,090         $180,305
     Europe                                                               156,156             86,461           20,414
     Worldwide                                                            126,541            169,790           93,474
     Australia and New Zealand                                             26,588              2,127           12,159
     Worldwide (excluding U.S) (1)                                         14,968             56,628           45,111
     Other                                                                 21,458             18,354           22,433
Specialty reinsurance (2)                                                 291,820            247,020           77,468
                                                                         --------           --------         --------
Total reinsurance gross premiums written (3)                             $935,485           $890,470         $451,364
                                                                         ========           ========         ========

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

(3) Excludes $20.8 million and $22.2 million of total premium assumed by the Reinsurance segment from the Individual Risk segment in 2003 and 2002, respectively.

Ceded Premiums Written

Year ended December 31,                                      2003                2002                2001
-----------------------                                    ---------           ---------           ---------
(in thousands)
Ceded premiums written                                     $ 166,488           $ 216,085           $ 124,684

Because of the potential volatility of the property catastrophe reinsurance business, we purchase reinsurance to reduce our exposure to large losses. We use our REMS(C) modeling system to evaluate how each purchase interacts with our portfolio of reinsurance contracts we write, and with the other ceded reinsurance contracts we purchase, to determine the appropriateness of the pricing of each contract. During 2003, we reduced the level of reinsurance purchased because of the reduction in the availability of appropriately priced opportunities.

During 2002, the majority of the increase in our ceded reinsurance premiums was from placements of quota share reinsurance agreements for participations in our property catastrophe book of business. In accordance with these agreements we retain fees and have the right to receive profit commissions associated with these cessions. The fees and profit commissions are reflected as a reduction to operating expenses and acquisition expenses, respectively.

Although we would remain liable to the extent that any of our reinsurers fail to pay our claims, before placing reinsurance we evaluate the financial condition of our reinsurers. At December 31, 2003, the majority of the $149.2 million of net losses recoverable relates to outstanding claims reserves on our books, and, in accordance with the terms of the policies, we generally must wait to collect from our reinsurers until we pay the underlying claims. We expect to fully collect the recorded net balance of the losses recoverable.

To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the potential volatility of our results.

Underwriting Results

The increase in our 2003 net underwriting income from our Reinsurance segment was primarily the result of three factors: 1) the comparably low level of property catastrophe losses during 2003 which contributed approximately $40 million of a reduction in claims and claim expenses; 2) favorable development on prior period reserves which contributed $70 million of a reduction in claims and claim expenses; and 3) the increase in our net reinsurance premiums earned during 2003, as a result of our increase in gross written property catastrophe premiums in 2002 and the increase in our gross written specialty reinsurance premiums in 2002 and 2003 (see "Premiums" above).

The increase in our 2002 net underwriting income from our Reinsurance segment was primarily the result of three factors: 1) the low level of property catastrophe losses during 2002; 2) the increase in our net reinsurance premiums earned during 2002, a result of our increase in gross written property catastrophe and specialty reinsurance premiums; and 3) the inception of DaVinci's operations during 2002.

Losses from our property catastrophe reinsurance and specialty reinsurance policies can be infrequent, but severe; however during periods with benign property catastrophe loss activity, such as 2003 and 2002, we have the potential to produce a low level of losses and a related increase in underwriting income. Although this occurred during 2003 and 2002, there can be no guarantee that this reduced level of losses will occur in 2004 or beyond.

Also during 2003 and 2002, as discussed in the "Premiums" section above, we significantly increased our specialty reinsurance premiums written. Although specialty reinsurance premiums will normally produce higher claims and claim expenses than the property catastrophe reinsurance business, the reduction in our losses resulting from the low level of catastrophe losses during 2003 and 2002 and the reductions in prior year property catastrophe reserves during 2003 more than offset the increased level of loss activity arising from our specialty reinsurance premiums.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition expenses are driven by contract terms and are normally a set percentage of premiums and, accordingly, these costs will normally fluctuate in line with the fluctuation in premiums. Operational expenses consist of salaries and other general and administrative expenses. Our reinsurance business operates with a limited number of employees and we were able to grow our written premiums without proportionally increasing our operating expenses during 2002. The increase in underwriting expenses during 2003 was primarily due to an increase in acquisition costs on our specialty reinsurance business, which is attributable to commission costs related to certain quota share premiums written in 2003 which typically carry higher acquisition costs than our excess of loss contracts.

Recently, we have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition expenses or operating expenses and accordingly these fees have also contributed to the reduction in our expense ratio.

INDIVIDUAL RISK SEGMENT

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal products include: 1) commercial and homeowners property coverages, including catastrophe-exposed lines; 2) commercial liability coverages, including general, automobile, professional and various specialty lines; and 3) reinsurance to other insurers on a quota share basis. We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington and Lantana.

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the years ended December 31, 2003, 2002, and 2001:

Year ended December 31,                                     2003                 2002             2001
-----------------------                                   ---------            ---------          --------
(in thousands)
Gross premium written                                      $446,724             $282,579          $ 49,957
                                                           ========             ========          ========
Net premium written                                        $362,754             $227,101          $ 12,867
                                                           ========             ========          ========
Net premium earned                                         $306,383             $ 92,979          $  7,842
Claims and claim expenses incurred                          158,547               40,209            (2,424)
Acquisition expenses                                        100,913               24,946             1,330
Operational expenses                                         14,893                9,895            10,405
                                                           --------             --------          --------
Underwriting income                                        $ 32,030             $ 17,929          $ (1,469)
                                                           ========             ========          ========

 Claims and claim expense ratio                                51.7%                43.2%            (30.9)%
 Underwriting expense ratio                                    37.8                 37.5             149.6
                                                           --------             --------          --------
     Combined ratio                                            89.5%                80.7%            118.7%
                                                           ========             ========          ========

Premiums

The increase in our premiums from our Individual Risk operations was as a result of an improving market environment due primarily to: 1) the increase in demand for insurance and reinsurance protection, and the withdrawal of supply, as a result of the substantial losses stemming from the World Trade Center disaster in 2001; 2) the ongoing increase to prior year reserves for many companies with asbestos and environmental liabilities; and 3) the continuing increases to prior year reserves for companies who participated in the casualty market of the late 1990's. As a result of these items, many insurance companies in the U.S. have withdrawn from the U.S. insurance market, and many insurance companies have had their credit ratings substantially reduced. In response to these dislocations, we received numerous opportunities to partner with program managers who were looking for high quality, stable companies with which to do business. Also, because of our financial strength and our strong credit ratings, we received increasing opportunities to work with existing insurance companies on a quota share basis.

Ceded Premiums Written

Year ended December 31,                                       2003                2002                2001
-----------------------                                     --------            --------            --------
(in thousands)
Ceded premiums written (1)                                  $ 63,198            $ 33,253            $ 37,090

(1) Excludes $20.8 million and $22.2 million of premium ceded to Renaissance Reinsurance and DaVinci in 2003 and 2002, respectively.

We purchase reinsurance to reduce our exposure to large losses. With the continued growth in the gross written premiums of our Individual Risk segment, we continued to look for and were able to find opportunities to purchase appropriately priced reinsurance coverage. To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the potential volatility of our results.

Underwriting Results

The increases in the 2003 and 2002 net underwriting income of our Individual Risk segment were primarily due to the growth in net earned premiums by $213.4 million and $85.1 million, respectively (as discussed above). In the future, the combined ratio in our Individual Risk segment could fluctuate due to catastrophe losses, adverse development or losses from other coverages that we write. During 2003 we began issuing insurance policies for certain commercial liability coverages, including general, automobile and professional liability risks. The claim reporting and claim development periods of these risks are longer than the reporting and development periods for our property risks, and accordingly there is normally greater uncertainty in the estimation of the reserves associated with these policies.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and capital securities, and to make dividend payments to our preference and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At December 31, 2003, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2.4 billion, and the amount of capital and surplus required to be maintained was $457.5 million. During 2003, Renaissance Reinsurance, DaVinci and Glencoe declared aggregate cash dividends of $322.3 million, $81.6 million and $18.0 million, respectively, compared with $224.3 million, $3.5 million and $nil, respectively, in 2002.

Our U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. These are calculated using risk based capital tests, which tests determine the threshold that constitutes the authorized control level. If Stonington's statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2003, the statutory capital and surplus of Stonington was $28.8 million and the maximum dividend we can pay in 2004 without prior approval is $2.6 million.

Our operating subsidiaries have historically produced sufficient cash flows to meet their own expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $400 million credit facility to meet additional liquidity and capital requirements, if necessary.

CASH FLOWS

Cash flows from operating activities for 2003 were $820.4 million, which principally consisted of net income of $623.4 million (prior to dividends on preference shares), plus $223.4 million for increases to net reserves for claims and claim expenses. The 2003 cash flows from operations were primarily used to increase the investment portfolio, including fixed income securities and other investments.

We have generated cash flows from operations in 2003, 2002 and 2001 significantly in excess of our operating commitments. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

As discussed in the Summary of Critical Accounting Policies and Estimates, for insurance and reinsurance companies, the most significant accounting judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves are incorrect, possibly materially.

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

During 2002 and 2003 we increased our specialty reinsurance and Individual Risk gross written premiums (see "Premiums"). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

For our Reinsurance and Individual Risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of IBNR losses to us. Our case reserve and our estimates for IBNR reserves are based on
1) claims reports from insureds and program managers, 2) our underwriters' experience in setting claims reserves; 3) the use of computer models where applicable; and 4) historical industry claims experience. For some classes of business we also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. (Also see "Summary of Critical Accounting Policies and Estimates".)

CAPITAL RESOURCES

Our total capital resources at December 31, 2003 and 2002 were as follows:

At December 31,                                     2003         2002
---------------                                  ----------   ----------
(in thousands)
Common shareholders' equity                      $2,084,643   $1,492,035
Preference shares                                   250,000      150,000
                                                 ----------   ----------
Total shareholders' equity                        2,334,643    1,642,035
7.0% Senior Notes                                   150,000      150,000
8.54% subordinated obligation to Capital Trust      103,093       84,630
5.875% Senior Notes                                 100,000         --
DaVinci revolving credit facility - borrowed        100,000      100,000
Revolving credit facility - unborrowed              400,000      310,000
Term and revolving loan facility                       --         25,000
                                                 ----------   ----------
Total capital resources                          $3,187,736   $2,311,665
                                                 ==========   ==========

During 2003, our capital resources increased primarily as a result of three items: 1) our net income available to common shareholders of $604.6 million; 2) the issuance of $100.0 million of 5.875% Senior Notes; and 3) the issuance of $100.0 million of Series B preference shares.

In February 2003, we raised $100 million through the issuance of 4,000,000 Series B preference shares, and in November 2001, we raised $150 million through the issuance of 6,000,000 Series A Preference Shares. The Series B and Series A preference shares may be redeemed at $25 per share at our option on or after February 4, 2008 and

November 19, 2006, respectively; however we have no current intentions to redeem the shares. Dividends on the Series B and Series A preference shares are cumulative from the date of original issuance and are payable quarterly in arrears at 7.3% and 8.1%, respectively, when, if, and as declared by the Board of Directors. If we submit a proposal to our shareholders concerning an amalgamation or submit any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of our preference shares to vote as a single class, we may redeem the Series B and Series A preference shares prior to February 4, 2008 and November 19, 2006, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other of our securities.

In January 2003, we issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, we issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a "make-whole" premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at December 31, 2003 and 2002.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2003, RenaissanceRe did not purchase any of the Capital Securities (2002 - $3.0 million purchased). RenaissanceRe has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at December 31, 2003. The Capital Securities mature on March 1, 2027.

Effective December 31, 2003, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires consolidation of all Variable Interest Entities ("VIE") by the investor that will absorb a majority of the VIE's expected losses or residual returns. As further discussed in Note 7 to the Consolidated Financial Statements, the Capital Trust was determined to be a VIE under FIN 46 and the Company has been determined not to be the primary beneficiary of the Capital Trust. Accordingly, the Capital Trust has been deconsolidated effective December 31, 2003. As a result, the accounts of the Capital Trust, principally the Capital Securities previously classified as minority interest, are not included in our consolidated balance sheet at December 31, 2003. Our $103.1 million subordinated obligation to the Capital Trust, previously eliminated in consolidation, is recorded on our consolidated balance sheet at December 31, 2003 as a liability.

On April 19, 2002, DaVinciRe entered into a credit agreement providing for a $100 million committed revolving credit facility. On May 10, 2002, DaVinciRe borrowed the full $100 million available under this facility to repay $100 million of bridge financing provided by RenaissanceRe. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $400 million facility maintained by RenaissanceRe, a default by DaVinciRe in its obligations will not result in a default under the RenaissanceRe facility. At December 31, 2003, the full amount was outstanding under this facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.09% during 2003 (2002 - 2.63%). The credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $230 million. At December 31, 2003, DaVinciRe was in compliance with the covenants of this agreement.

Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. At December 31, 2003, we had outstanding letters of credit aggregating $346.9 million. Also, in connection with our Top Layer Re joint venture we have committed $37.5 million of collateral to support a letter of credit.

Our principal letter of credit facility is a $485 million syndicated secured facility which accepts as collateral shares issued by our subsidiary RIHL. Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures also have the option to post alternative forms of collateral. In addition, for liquidity purposes, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and in the aggregate the net asset value of all unpledged RIHL shares must be maintained at least equal to 15% of all of the outstanding RIHL shares. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. In November 2003, the term of this facility was extended through March 31, 2004, and in January 2004, this facility was increased to $485 million from $385 million. On March 12, 2004, we accepted a commitment letter from Wachovia and Wachovia Securities in which Wachovia confirmed its commitment to provide up to $150 million of an amended facility in the amount of $585 million and having a term of 365 days from closing. Wachovia Securities also agreed to use its reasonable best efforts to arrange for a syndicate of lenders to provide the balance of the increased facility. The syndication and closing of the facility are subject to customary terms and conditions for letter of credit facilities of this type and size and Wachovia's commitment is also subject to the receipt of commitments from other lenders for the balance of the increased facility.

On August 8, 2003, we amended and restated our committed revolving credit agreement to increase the facility from $310 million to $400 million and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at December 31, 2003. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. The scheduled commitment termination date under the amended agreement is August 8, 2006.

Our subsidiary, Glencoe U.S., had a $10.0 million term loan and $15.0 million revolving loan facility with a syndicate of commercial banks. The term loan and revolving credit facility were repaid in full in June 2003 in accordance with the mandatory repayment provisions and the facility was terminated.

SHAREHOLDERS' EQUITY

During 2003, shareholders' equity increased by $692.6 million to $2.3 billion at December 31, 2003, from $1.6 billion at December 31, 2002. The significant components of the change in shareholders' equity included net income available to common shareholders of $604.6 million and the issuance of $100 million Series B preference shares.

From time to time, we have returned capital to our shareholders through share repurchases. In August 2003, the Board authorized a share repurchase program of $150 million. This authorization includes the remaining amounts available under prior authorizations. No shares were repurchased during 2003 or 2002. In the future, we may purchase shares under our current authorization, or increase the size of our repurchase program. Any such determination will be subject to market conditions and numerous other factors.

INVESTMENTS

At December 31, 2003, we held investments and cash totaling $4.2 billion, compared to $3.1 billion in 2002.

The table below shows the aggregate amounts of our invested assets:

At December 31,                                                     2003         2002        2001
---------------                                                  ----------   ----------   ----------
(in thousands)
Fixed maturities investments available for sale, at fair value   $2,947,841   $2,221,109   $1,282,483
Short-term investments, at cost                                     660,564      570,497      733,925
Other investments, at fair value                                    370,280      129,918       38,307
Equity investments in reinsurance company, at fair value            145,535      120,288         --
Cash and cash equivalents                                            63,397       87,067      139,715
                                                                 ----------   ----------   ----------
          Total investments and cash                             $4,187,617   $3,128,879   $2,194,430
                                                                 ==========   ==========   ==========

The $1.1 billion growth in our portfolio of invested assets for the year ended December 31, 2003 resulted primarily from net cash provided by operating activities of $820.4 million, the issuance of $100 million of 5.875% Senior Notes and the issuance of $100 million Series B preference shares.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly-rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At December 31, 2003, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA, an average duration of 2.0 years and an average yield to maturity of 2.7%.

The equity investments in reinsurance company relate to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received ten-year warrants to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrants for an aggregate price of $84.2 million. At December 31, 2003, we owned 9.2% of Platinum's outstanding common shares. We have recorded our investment in Platinum at fair value, and at December 31, 2003 the aggregate fair value was $145.5 million. The aggregate unrealized gain of $61.3 million on the Platinum investment is included in accumulated other comprehensive income, of which $26.7 million represents our best estimate of the value of the warrants.

At December 31, 2003, $56.4 million of cash and cash equivalents and investments were invested in currencies other than the U.S. dollar, which represented 1.3% of our invested assets.

A portion of our investment assets are directly held by our subsidiary RIHL, a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities for RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. We believe that RIHL permits us to consolidate and substantially facilitate our investment management operations. RenaissanceRe and each of our participating operating subsidiaries and affiliates have transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable by the subscribing companies for cash or in marketable securities. Over time, the subsidiaries and joint ventures which participate in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change. RIHL is currently rated AAAf/S2 by S&P.

Other Investments

Included in other investments are investments in hedge funds of $170.1 million (2002 - $61.4 million), a fund that invests in senior secured bank loans of $77.2 million (2002 - $20.4 million), a European high yield credit fund of $38.3 million (2002 - $nil) and private equity partnerships of $24.2 million (2002 - $14.6 million) (collectively "Investment Funds"). Also included in other investments are investments in a medium term note, representing an interest in a pool of European fixed income securities, of $30.0 million (2002 - $nil), catastrophe bonds of $26.3 million (2002 - $33.5 million) and miscellaneous investments of $4.2 million (2002 - $nil).

Fair values of Investment Funds noted above are generally established on the basis of the net valuation criteria established by the managers of the Investment Funds. These net valuations are determined based upon the valuation criteria established by the governing documents of such Investment Funds. Due to a lag in the valuations reported by the fund managers the majority of our Investment Funds are reported on a one month or one quarter lag. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes of the Investment Funds. Many of the Investment Funds are subject to restrictions on redemptions which are determined by the governing documents and limit the Company's ability to liquidate these investments in the short term. Interest income, income distributions and realized and unrealized gains and losses on other investments, including Investment Funds, are included in net investment income and totaled $25.9 million (2002 - loss of $0.4 million) of which $21.2 million (2002 - loss of $1.4 million) was related to net unrealized gains (losses).

The hedge funds are engaged in various investment strategies, including event driven, diversified arbitrage, distressed, US long/short, global long/short and sector long/short with original capital contributed by us, generally in the range of $5 million to $15 million per fund. The loan fund primarily invests in senior secured floating rate loans. The medium term note is issued by an investment company which invests predominantly in investment-grade European fixed income securities and passes through a variable U.S. dollar return on the note based on the performance of the underlying securities. The European high yield credit fund is denominated in Euros and primarily invests in unlisted and listed fixed and floating rate debt securities issued by entities that are domiciled in or have a substantial portion of their total assets or operations in a European country. The private equity funds are primarily engaged in U.S. private equity, real estate, distressed securities and secondary investment strategies with initial capital commitments ranging from $1.5 million to $15 million. Catastrophe bonds generally include variable rate notes where the return is contingent upon climatical or geological events.

We have committed capital to private equity partnerships of $109.1 million, of which $20.3 million has been contributed at December 31, 2003.

NON-INDEMNITY INDEX TRANSACTIONS

We have assumed risk through catastrophe and derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During 2003, 2002 and 2001 we recorded income (loss) on non-indemnity catastrophe index transactions of $0.8 million, $7.2 million, and ($4.6 million). We report income (loss) from these transactions in other income.

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

OFF BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2003, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a)(4) of Regulation S-K.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." (see Cumulative Effect of a Change in Accounting Principle - Goodwill.)

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and provides transitional disclosure requirements. For the years ended December 31, 2002 and for the prior years, we followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock compensation. Effective January 1, 2003, we adopted, prospectively, the fair value recognition provisions of SFAS 123 for all stock-based employee compensation granted, modified or settled after January 1, 2003. Under the fair value recognition provisions of SFAS 123, we estimate the fair value of employee stock options and other stock-based compensation on the date of grant and amortize this value as an expense over the vesting period.

In accordance with the transitional disclosure provisions of SFAS 148, the following table sets out the effect on our net income and earnings per share for all reported periods had the compensation cost been calculated based upon the fair value method recommended in SFAS 123:

Year ended December 31,                                        2003         2002         2001
-----------------------                                    -----------   -----------   -----------
(in thousands except per share data)
Net income available to common shareholders, as reported   $   604,647   $   364,814   $   164,366
add: stock-based employee compensation cost included in
     determination of net income                                13,892         8,243         6,561
less:  fair value compensation cost under SFAS 123              19,151        22,307        22,116
                                                           -----------   -----------   -----------
Pro forma net income available to common shareholders      $   599,388   $   350,750   $   148,811
                                                           ===========   ===========   ===========

Earnings per share
                     Basic - as reported                   $      8.76   $      5.40   $      2.76
                     Basic - pro forma                     $      8.68   $      5.19   $      2.50

                     Diluted - as reported                 $      8.52   $      5.20   $      2.63
                     Diluted - pro forma                   $      8.44   $      5.00   $      2.39

Effective December 31, 2003, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires consolidation of all Variable Interest Entities ("VIE") by the investor that will absorb a majority of the VIE's expected losses or residual returns. As further discussed in Note 7 to the consolidated financial statements, the Capital Trust was determined to be a VIE under FIN 46 and has been deconsolidated effective December 31, 2003. This has resulted in reclassifying certain balances. The adoption of FIN 46 did not have a material impact on our financial condition and results of operations.

CURRENT OUTLOOK

Although prices in the property insurance and reinsurance markets are beginning to decline, and the rate of increase in prices of the casualty insurance and reinsurance markets are also beginning to decline, we believe that the principal components of our operations continue to display strong fundamentals.
(see Item 1. Business - "Industry Trends" for additional commentary about the overallc market environment.) We currently anticipate the following developments in our business:

Reinsurance segment

We expect that our property catastrophe reinsurance premium will decline because a declining price environment will result in fewer transactions that meet our hurdle rate. We expect that specialty reinsurance premium will continue to increase both as a function of increasing prices and additions to our specialty underwriting staff. In addition, we believe that our position in the reinsurance market is increasingly strong as a result of our reputation for service, prompt claims payments, proprietary analytic tools and financial strength.

Individual Risk segment

We expect prices in the property insurance markets to decrease in 2004, and prices in certain specialty casualty insurance markets to continue to increase in 2004. Accordingly, in 2004 we expect our property insurance premiums to decrease and our premiums from the casualty insurance market to increase. Also, we believe that our strong infrastructure, our strong credit ratings and our financial strength will enable us to attract additional program managers who control attractive books of business and who are currently concerned with the credit ratings of their current insurance carriers. Because of these opportunities, we believe that our premiums in our Individual Risk segment for the full year 2004 will increase as compared with the total Individual Risk premiums for 2003.

Recognizing that there are many segments of the casualty market that remain unattractive even after recent price increases, we intend to be selective and write business only in those segments that we believe can produce an acceptable return on capital.

New Business

The current market environment is also providing us with increased opportunities for our joint venture and structured product initiatives. In evaluating these initiatives, we may consider opportunities in other areas of the insurance and reinsurance markets, or in other financial markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

CONTRACTUAL OBLIGATIONS

At December 31,
---------------
(in thousands)                                         Total    Less than 1 year   1-3 years   3-5 years   More than 5 years
                                                   -----------  ----------------  -----------  ----------  -----------------
Long-term debt obligations (1)
     7.0% senior notes                              $ 202,500          $ 10,500     $ 21,000   $ 171,000                $ -
     5.875% senior notes                              153,615             5,875       11,750      11,750            124,240
     Capital securities                               297,800             8,540       17,080      17,080            255,100
     DaVinciRe revolving credit facility (2)          102,586             1,950      100,636           -                  -
Private equity commitments                             88,800            88,800            -           -                  -
Operating lease obligations                            40,091             3,363        7,192       7,580             21,956
Obligations under derivative contracts                  7,146             1,553        3,104       2,489                  -
                                                   -----------  ----------------  -----------  ----------  -----------------
     Total Contractual Obligations                  $ 892,538         $ 120,581    $ 160,762   $ 209,899          $ 401,296
                                                   ===========  ================  ===========  ==========  =================

(1)  Includes contractual interest and dividend payments.

(2) The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2004 and 2005 based upon the current interest rate on the facility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; equity risk; and credit risk. The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes.

INTEREST RATE RISK

Our investment portfolio includes fixed maturity investments available for sale and short-term investments, whose market values will fluctuate with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.0%, which equated to a decrease in market value of approximately $72.2 million on a portfolio valued at $3,608.4 million at December 31, 2003. At December 31, 2002, the decrease in total return would have been 2.25%, which equated to a decrease in market value of approximately $62.8 million on a portfolio valued at $2,791.6 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

FOREIGN CURRENCY RISK

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements.

Our foreign currency policy is generally to hold foreign currency assets, including cash, investments and receivables, that approximate the net monetary foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. We may have short-term accumulations of non-dollar assets or liabilities. All changes in exchange rates are recognized currently in our statements of income. When necessary, the Company will use foreign currency forward and option contracts to hedge its foreign exchange positions. The Company had no investments in these foreign currency derivative instruments at December 31, 2003 and 2002.

EQUITY RISK

We are exposed to equity price risk principally due to our investment in the common shares and warrants to purchase additional common shares of Platinum (see Summary of Results of Operations for 2003, 2002 and 2001 - Other Investments), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum's common stock. The aggregate fair value of this investment in Platinum was $145.5 million at December 31, 2003 compared to $120.3 million at December 31, 2002. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $17.4 million decline in fair value, which would be recorded in net unrealized gains (losses) on securities and included in other comprehensive income in shareholders' equity. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity funds whose exit strategies often depend on the equity markets.

CREDIT RISK

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, and to a lesser extent, reinsurance premiums receivable and ceded reinsurance balances. At December 31, 2003, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit default swaps to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At December 31, 2003, the maximum payments we were obligated to make under these credit default swaps was $7.1 million. We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet, at December 31, 2003 was a liability of $3.5 million. During 2003, we recorded losses of $4.2 million in our consolidated statement of income, including the $3.5 million liability on the balance sheet at December 31, 2003. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. The Company had no investments in credit derivatives at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15(a) of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls: We have designed various controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this annual report, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on financial statements.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at December 31, 2003, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RENAISSANCERE

The information required by this item is included under the caption "Directors and Executive Officers of the Company" in our Definitive Proxy Statement to be filed in respect of our 2004 Annual General Meeting of Shareholders (the "Proxy Statement") and is hereby incorporated in this Annual Report by reference.

RenaissanceRe has adopted a Code of Ethics that applies to its directors and executive officers. The Code of Ethics is available free of charge on our website http://www.renre.com. We intend to disclose any amendments to our waivers of our Code of Ethics by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Officer and Director Compensation" in our Proxy Statement and is hereby incorporated in this Annual Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners, Management and Directors" in our Proxy Statement and is hereby incorporated in this Annual Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Relationships and Related Transactions" in our Proxy Statement and is hereby incorporated in this Annual Report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Proposal 2" in our Proxy Statement and is hereby incorporated in this Annual Report by reference.

PART 1V

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits

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

3.1       Memorandum of Association.(1)

3.2       Amended and Restated Bye-Laws.(14)

3.3       Memorandum of Increase in Share Capital of RenaissanceRe Holdings
          Ltd.(11)

4.1       Specimen Common Share certificate.(1)

10.1      RenaissanceRe Holdings Ltd. Restricted Stock Plan.(1)

10.2 Fifth Amended and Restated Employment Agreement, dated as of November 8, 2002, between RenaissanceRe Holdings Ltd. and James N. Stanard.(18)

10.3 Amended and Restated Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and John M. Lummis.(15)

10.4 Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and William I. Riker.(15)

10.5 Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and David Eklund.(15)

10.6 Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(15)

10.7 Amended and Restated Credit Agreement, dated as of August 8, 2003, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(15)

10.8 Fourth Amendment Agreement, dated as of March 22, 2002, to the Credit Agreement, among RenaissanceRe Holdings Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(18)

10.9 Credit Agreement, dated as of April 19, 2002, among DaVinciRe Holdings Ltd. the Lenders named therein and Citibank, N.A., as agent for the Lenders.(13)

10.10 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan. (4)

10.11     RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(3)

10.12 Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(2)

10.13 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.(5)

10.14 Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York, as Debenture Trustee.(5)

10.15 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings Ltd. and The Bank of New York, as Trustee.(5)

10.16 Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(17)

10.17 Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.(6)

10.18 Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(10)

10.19 Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.20 First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.21 Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(9)

10.22 Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(2)

10.23 First Amendment to the Investment Agreement by and among Platinum Holdings Ltd., The St. Paul Companies, and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.24 Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.25 Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.26 Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.27 Reimbursement Agreement, dated as of December 20, 2002, among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., Timicuan Reinsurance Ltd., RenaissanceRe Holdings Ltd., the Lenders named therein, Wachovia Bank, National Association, National Australia Bank, Ltd., ING Bank N.V., London Branch, and Barclays Bank PLC.(18)

10.28 First Amendment to Reimbursement Agreement, dated as of November 14, 2003, among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., Timicuan Reinsurance Ltd., RenaissanceRe Holdings Ltd., the Lenders named therein, Wachovia Bank, National Association, National Australia Bank, Ltd., ING Bank N.V., London Branch, and Barclays Bank PLC.

10.29 Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(8)

10.30 Agreement to Increase Commitment, dated as of January 30, 2004, among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., Timicuan Reinsurance Ltd., RenaissanceRe Holdings Ltd. and Wachovia Bank, National Association.

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

(b)  Reports on Form 8-K.

On October 22, 2003, the Company furnished a report on Form 8-K containing the Company's press release, issued on October 21, 2003, reporting its preliminary results for its third quarter ended September 30, 2003. In accordance with Item 12 of Form 8-K, the Form 8-K and the press release attached as an exhibit thereto were furnished and not filed with the Securities Exchange Commission.

----------

(1) Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

(2) Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated July 19, 2002.

(3) Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(4) Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(5) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997 (SEC File Number 000-26512).

(6) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

(7) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(8) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(9) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(10) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on February 2, 2003, relating to certain events which occurred on January 30, 2003.

(11) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998 (SEC File Number 000-26512).

(12) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998 (SEC File Number 000-26512).

(13) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed with the Commission on May 15, 2002.

(14) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(15) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003.

(16) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999 (SEC File Number 000-26512).

(17) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 1, 2002.

(18) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 15, 2004.

                                    RENAISSANCERE HOLDINGS LTD.

                                    /s/ James N. Stanard

                                    James N. Stanard
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors

Signature                   Title                               Date

/s/ James N. Stanard        Chief Executive Officer and         March 15, 2004
--------------------        Chairman of the Board of
James N. Stanard            Directors

/s/ William I. Riker        President and Chief Operating       March 15, 2004
--------------------        Officer, Director
William I. Riker

/s/ John M. Lummis          Executive Vice President and        March 15, 2004
------------------          Chief Financial Officer
John M. Lummis              (Principal Accounting Officer)

/s/ Thomas A. Cooper        Director                            March 15, 2004
--------------------
Thomas A. Cooper

/s/ Edmund B. Greene        Director                            March 15, 2004
--------------------
Edmund B. Greene

/s/ Brian R. Hall           Director                            March 15, 2004
-----------------
Brian R. Hall

/s/ William F. Hecht        Director                            March 15, 2004
--------------------
William F. Hecht

/s/ W. James MacGinnitie    Director                            March 15, 2004
------------------------
W. James MacGinnitie

/s/ Scott E. Pardee         Director                            March 15, 2004
-------------------
Scott E. Pardee

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Auditors...................................          F-2
Consolidated Balance Sheets at December 31, 2003 and 2002........          F-3
Consolidated Statements of Income for the Years Ended
     December 31, 2003, 2002 and 2001............................          F-4
Consolidated Statements of Changes in Shareholders' Equity for
     the Years Ended December 31, 2003, 2002 and 2001............          F-5
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2003, 2002 and 2001............................          F-6
Notes to Consolidated Financial Statements.......................          F-7

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock compensation and in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young

Hamilton, Bermuda
January 30, 2004

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AT DECEMBER 31, 2003 AND 2002
        (in thousands of United States Dollars, except per share amounts)

                                                                                                      AT
                                                                                  ------------------------------------------
                                                                                  DECEMBER 31, 2003        DECEMBER 31, 2002
                                                                                  -----------------        -----------------
ASSETS
Fixed maturity investments available for sale, at fair value (Amortized cost
   $2,895,795 and $2,153,715 at December 31, 2003 and
        December 31, 2002, respectively) (Note 3)                                       $ 2,947,841             $ 2,221,109
Short term investments, at cost                                                             660,564                 570,497
Other investments, at fair value                                                            370,280                 129,918
Equity investments in reinsurance company, at fair value
   (Cost $84,199 at December 31, 2003 and 2002)                                             145,535                 120,288
Cash and cash equivalents                                                                    63,397                  87,067
                                                                                        -----------             -----------
       Total investments and cash                                                         4,187,617               3,128,879
Premiums receivable                                                                         167,996                 199,449
Ceded reinsurance balances                                                                   56,852                  73,360
Losses recoverable (Note 4)                                                                 149,201                 199,533
Accrued investment income                                                                    22,793                  25,833
Deferred acquisition costs                                                                   75,261                  55,853
Other assets                                                                                 69,982                  62,829
                                                                                        -----------             -----------
     TOTAL ASSETS                                                                       $ 4,729,702             $ 3,745,736
                                                                                        ===========             ===========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for claims and claim expenses (Note 5)                                          $   977,892             $   804,795
Reserve for unearned premiums                                                               349,824                 331,985
Debt (Note 6)                                                                               350,000                 275,000
Subordinated obligation to capital trust (Note 7)                                           103,093                    --
Reinsurance balances payable                                                                131,629                 146,732
Other liabilities                                                                            52,123                  97,013
                                                                                        -----------             -----------
     TOTAL LIABILITIES                                                                    1,964,561               1,655,525
                                                                                        -----------             -----------

Minority Interest - mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures
   of the Company (Note 7)                                                                     --                    84,630
Minority Interest - DaVinci (Note 8)                                                        430,498                 363,546

SHAREHOLDERS' EQUITY (Note 9)
Preference Shares:  $1.00 par value - 10,000,000 shares issued and
     outstanding at December 31, 2003 (2002 - 6,000,000)                                    250,000                 150,000
Common shares and additional paid-in capital:  $1.00 par value -                            314,414                 320,936
     70,398,699 shares issued and outstanding at December 31, 2003 -
     (2002 - 69,749,826 shares)
Unearned stock grant compensation                                                              --                   (18,468)
Accumulated other comprehensive income                                                      113,382                  95,234
Retained earnings                                                                         1,656,847               1,094,333
                                                                                        -----------             -----------

     TOTAL SHAREHOLDERS' EQUITY                                                           2,334,643               1,642,035
                                                                                        -----------             -----------

     TOTAL LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY                     $ 4,729,702             $ 3,745,736
                                                                                        ===========             ===========

         See accompanying notes to the consolidated financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2003, 2002 and 2001
        (in thousands of United States Dollars, except per share amounts)


                                                                    2003           2002           2001
                                                                -----------    -----------    -----------
REVENUES
    Gross premiums written                                      $ 1,382,209    $ 1,173,049    $   501,321
                                                                ===========    ===========    ===========

    Net premiums written                                        $ 1,152,523    $   923,711    $   339,547
    Increase in unearned premiums                                   (36,780)      (162,806)        (6,482)
                                                                -----------    -----------    -----------
    Net premiums earned                                           1,115,743        760,905        333,065
    Net investment income (Note 3)                                  129,542        102,686         75,156
    Net foreign exchange gains (losses)                              13,631          3,861         (1,667)
    Other income                                                     27,070         32,821         16,244
    Net realized gains on investments (Note 3)                       80,504         10,177         18,096
                                                                -----------    -----------    -----------

    TOTAL REVENUES                                                1,366,490        910,450        440,894
                                                                -----------    -----------    -----------
EXPENSES
    Claims and claim expenses incurred (Note 5)                     367,744        289,525        149,917
    Acquisition expenses                                            194,140         95,644         45,359
    Operational expenses                                             67,397         49,159         38,603
    Corporate expenses                                               16,043         14,327         11,485
    Interest expense                                                 18,252         13,069          7,249
                                                                -----------    -----------    -----------

    TOTAL EXPENSES                                                  663,576        461,724        252,613
                                                                -----------    -----------    -----------
Income before minority interest, taxes and change
    in accounting principle                                         702,914        448,726        188,281
Minority interest - mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated
    debentures of the Company (Note 7)                               (7,470)        (7,605)        (7,484)
Minority interest - DaVinci (Note 8)                                (72,014)       (55,051)          (751)
                                                                -----------    -----------    -----------
Income before taxes and change in accounting principle              623,430        386,070        180,046
Income tax benefit (expense) (Note 14)                                   18            115        (14,262)
Cumulative effect of a change in accounting principle                  --           (9,187)          --
                                                                -----------    -----------    -----------

    NET INCOME                                                      623,448        376,998        165,784
Dividends on preference shares                                      (18,801)       (12,184)        (1,418)
                                                                -----------    -----------    -----------
    NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                 $   604,647    $   364,814    $   164,366
                                                                ===========    ===========    ===========

Earnings per Common Share - basic                               $      8.76    $      5.40    $      2.76
Earnings per Common Share - diluted                             $      8.52    $      5.20    $      2.63


         See accompanying notes to the consolidated financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 2003, 2002 and 2001
                     (in thousands of United States Dollars)

                                                               2003          2002            2001
                                                           -----------    -----------    -----------
PREFERENCE SHARES
    Balance - January 1                                    $   150,000    $   150,000    $      --
    Issuance of shares                                         100,000           --          150,000
                                                           -----------    -----------    -----------
    Balance - December 31                                      250,000        150,000        150,000
                                                           -----------    -----------    -----------

COMMON SHARES AND ADDITIONAL PAID-IN CAPITAL
    Balance - January 1                                        320,936        264,623         22,999
    Issuance of common shares                                     --             --          232,525
    Exercise of options, and issuance of restricted
         stock awards (Note 17)                                 15,096         10,675         14,652
    Offering expenses                                           (3,150)           (73)        (5,553)
    Cumulative effect of change in accounting for
         unearned stock grant compensation (Note 17)           (18,468)          --             --
    Stock dividend                                                --           45,711           --
                                                           -----------    -----------    -----------
    Balance - December 31                                      314,414        320,936        264,623
                                                           -----------    -----------    -----------

UNEARNED STOCK GRANT COMPENSATION
    Balance - January 1                                        (18,468)       (20,163)       (11,716)
    Cumulative effect of change in accounting for
         unearned stock grant compensation (Note 17)            18,468           --             --
    Net stock grants awarded, cancelled                           --           (7,607)       (15,653)
    Amortization                                                  --            9,302          7,206
                                                           -----------    -----------    -----------
    Balance - December 31                                         --          (18,468)       (20,163)
                                                           -----------    -----------    -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
    Balance - January 1                                         95,234         16,295          6,831
    Net unrealized gains on securities, net of
         adjustment (see disclosure below)                      18,148         78,939          9,464
                                                           -----------    -----------    -----------
    Balance - December 31                                      113,382         95,234         16,295
                                                           -----------    -----------    -----------

RETAINED EARNINGS
    Balance - January 1                                      1,094,333        814,269        682,704
    Net income                                                 623,448        376,998        165,784
    Dividends paid on common shares                            (42,133)       (39,039)       (32,801)
    Dividends paid on preference shares                        (18,801)       (12,184)        (1,418)
    Stock dividend                                                --          (45,711)          --
                                                           -----------    -----------    -----------
    Balance - December 31                                    1,656,847      1,094,333        814,269
                                                           -----------    -----------    -----------
    Total Shareholders' Equity                             $ 2,334,643    $ 1,642,035    $ 1,225,024
                                                           ===========    ===========    ===========

COMPREHENSIVE INCOME
    Net income                                             $   623,448    $   376,998    $   165,784
    Other comprehensive income                                  18,148         78,939          9,464
                                                           -----------    -----------    -----------
    Comprehensive income                                   $   641,596    $   455,937    $   175,248
                                                           ===========    ===========    ===========

DISCLOSURE REGARDING NET UNREALIZED GAINS
    Net unrealized holding gains arising during the year   $    98,652    $    89,116    $    27,560
    Net realized gains included in net income                  (80,504)       (10,177)       (18,096)
                                                           -----------    -----------    -----------
    Net unrealized gains on securities                     $    18,148    $    78,939    $     9,464
                                                           ===========    ===========    ===========

         See accompanying notes to the consolidated financial statements

                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2003, 2002 and 2001
                     (in thousands of United States Dollars)

                                                                              2003           2002             2001
                                                                          ------------    ------------    ------------
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
       Net income                                                         $    623,448    $    376,998    $    165,784
       Adjustments to reconcile net income to net
            cash provided by operating activities
            Amortization and depreciation                                       13,091          19,041           3,190
            Unrealized losses (gains) included in net investment income        (21,230)          1,412            --
            Net realized investment gains                                      (80,504)        (10,177)        (18,096)
            Minority interest in undistributed net income of DaVinci            72,014          55,051             751
            Change in:
                   Premiums receivable                                          31,453         (97,247)         (6,780)
                   Ceded reinsurance balances                                   16,508         (21,780)         (4,169)
                   Reserve for claims and claim expenses, net                  223,429         231,236         119,314
                   Reserve for unearned premiums                                17,839         186,124          12,513
                   Deferred acquisition costs                                  (19,408)        (50,015)         (4,215)
                   Reinsurance balances payable                                (15,103)         30,765          65,188
                   Other                                                       (41,128)         57,018           8,002
                                                                          ------------    ------------    ------------
                   Net cash provided by operating activities                   820,409         778,426         341,482
                                                                          ------------    ------------    ------------

 CASH FLOWS USED IN INVESTING ACTIVITIES
       Proceeds from sales of investments available for sale                12,507,381       5,775,865       3,290,264
       Purchases of investments available for sale                         (13,155,414)     (6,727,950)     (3,633,332)
       Net purchases of short-term investments                                 (90,067)        166,428        (720,170)
       Net purchases of other investments                                     (216,039)           --              --
       Equity investments in reinsurance company                                  --           (84,199)
       Acquisition of subsidiary, net of cash acquired                            --           (23,495)           --
                                                                          ------------    ------------    ------------
                   Net cash used in investing activities                      (954,139)       (893,351)     (1,063,238)
                                                                          ------------    ------------    ------------

 CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
       Issuance of debt, net of expenses                                        99,144         100,000         148,868
       Issuance of preference shares, net of expenses                           96,850            --           145,275
       Payment of bank loan                                                    (25,000)         (8,500)        (16,500)
       Dividends paid - Common Shares                                          (42,133)        (39,039)        (32,801)
       Dividends paid - Preference Shares                                      (18,801)        (12,184)         (1,418)
       Net increase in minority interests                                         --            22,000         274,951
       Issuance of common shares, net of expenses                                 --              --           232,525
                                                                          ------------    ------------    ------------
                   Net cash provided by financing activities                   110,060          62,277         750,900
                                                                          ------------    ------------    ------------
 Net increase (decrease) in cash and cash equivalents                          (23,670)        (52,648)         29,144
 Cash and cash equivalents, beginning of year                                   87,067         139,715         110,571
                                                                          ------------    ------------    ------------
 Cash and cash equivalents, end of year                                   $     63,397    $     87,067    $    139,715
                                                                          ============    ============    ============

         See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 (amounts in tables expressed in thousands of United States dollars, except per share amounts)

NOTE 1. ORGANIZATION

RenaissanceRe Holdings Ltd. ("RenaissanceRe", or the "Company"), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

     - Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverage to insurers and reinsurers on a worldwide basis.

     - The Company also manages property catastrophe reinsurance written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). The results of DaVinci, and the results of DaVinci's parent, DaVinciRe Holdings Ltd. ("DaVinciRe"), are consolidated in the Company's financial statements (Note
     8). Renaissance Underwriting Managers, Ltd., a wholly-owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

     - The Company's Individual Risk operations include direct insurance written on both an admitted basis through Stonington Insurance Company ("Stonington") and on an excess and surplus lines basis through Glencoe Insurance Ltd. ("Glencoe") and Lantana Insurance Ltd. ("Lantana"), and also provide reinsurance coverage, principally on a quota share basis, which is analyzed on an individual risk basis.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of RenaissanceRe and its wholly-owned and majority-owned subsidiaries and DaVinciRe, which are collectively referred to herein as the "Company." All intercompany transactions and balances have been eliminated on consolidation. Certain prior year comparatives have been reclassified to conform to current presentations. Minority interest represents the interests of external parties in respect of net income and shareholders' equity of DaVinciRe, and, for periods prior to December 31, 2003, the interests of external parties in respect of net income and shareholders' equity of RenaissanceRe Capital Trust (the "Capital Trust") (Note 7).

USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The most significant accounting judgment made by management is the estimation of reserves for claims and claim expense. Other material accounting judgments made by management include the estimation of certain written premiums.

PREMIUMS AND RELATED EXPENSES
Premiums are recognized as income, net of any applicable retrocessional coverage, over the terms of the related contracts and policies. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Subsequent differences arising on such estimates are recorded in the period in which they are determined. Reserves for unearned premiums represents the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Such reserves are computed by pro-rata methods based on statistical data or reports received from ceding companies.

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

INVESTMENTS AND CASH
Investments in fixed maturities and the equity investments in reinsurance company are classified as available for sale and are reported at fair value. The net unrealized appreciation or depreciation on these investments is included in accumulated other comprehensive income. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of other assets or other liabilities.

Realized gains or losses on the sale of investments are determined on the basis of the specific identification method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed using the interest method. The effective yield used in the interest method is adjusted when sufficient information exists to estimate the probability and timing of prepayments. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques.

Short term investments, which are managed as part of the Company's investment portfolio and have a maturity of one year or less when purchased, are carried at cost which approximates fair value. Cash equivalents include money market instruments with a maturity of ninety days or less when purchased.

Other investments are carried at fair value with interest and dividend income, income distributions and realized and unrealized gains and losses included in net investment income.

During 2003, the Company changed the classification of equity appreciation on certain hedge funds and private equity funds previously recorded as realized gains and losses. The equity appreciation on these investments has been reclassified to net investment income for all periods presented.

GOODWILL
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In the second quarter of 2002, the Company completed its initial impairment review in compliance with the transition provisions of SFAS 142 and, as a result, the Company decided to reflect goodwill at zero value, the low end of an estimated range of values. In accordance with the provisions of SFAS 142, this is required to be reflected as a cumulative effect of a change in accounting principle in the statement of income and is required to be reflected as if this adjustment was recorded in the first quarter of 2002.

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

VARIABLE INTEREST ENTITIES
Effective December 31, 2003, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires consolidation of all Variable Interest Entities ("VIE") by the investor that will absorb a majority of the VIE's expected losses or residual returns. As further discussed in Note 7, the Capital Trust was determined to be a VIE under FIN 46 and has been deconsolidated effective December 31, 2003. This has resulted in reclassifying certain balances. The adoption of FIN 46 did not have a material impact on the Company's financial condition and results of operations.

STOCK INCENTIVE COMPENSATION PLANS
For the year ended December 31, 2002 and for the prior years, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock compensation. Effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for all stock-based employee compensation granted, modified or settled after January 1, 2003. Under the fair value recognition provisions of SFAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the vesting period (see Note
17).

During 2003, as a result of the Company's adoption of SFAS 123, the value of the restricted stock grants awarded are no longer reflected as unearned stock grant compensation as a separate component of shareholders' equity. Accordingly the balance of unearned stock grant compensation of $18.5 million at January 1, 2003 has been reclassified from its separate account in shareholders' equity and reflected as a reduction in additional paid-in capital.

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

Year ended December 31,                                              2003               2002             2001
-----------------------
                                                                ----------------   ---------------   --------------
Net income available to common shareholders, as reported              $ 604,647         $ 364,814        $ 164,366
add: stock-based employee compensation cost included in
     determination of net income                                         13,892             8,243            6,561
less:  fair value compensation cost under SFAS 123                       19,151            22,307           22,116
                                                                ----------------   ---------------   --------------
Pro forma net income available to common shareholders                 $ 599,388         $ 350,750        $ 148,811
                                                                ================   ===============   ==============

Earnings per share
                    Basic - as reported                                  $ 8.76            $ 5.40           $ 2.76
                    Basic - pro forma                                    $ 8.68            $ 5.19           $ 2.50

                    Diluted - as reported                                $ 8.52            $ 5.20           $ 2.63
                    Diluted - pro forma                                  $ 8.44            $ 5.00           $ 2.39

TAXATION
The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance against the deferred tax asset is provided for if and when the Company believes that a portion of the deferred tax asset may not be realized in the near term.

NOTE 3. INVESTMENTS

The amortized cost, fair value and related unrealized gains and losses on fixed maturity investments are as follows:

                                                             Gross              Gross
                                                          unrealized          unrealized
    At December 31, 2003          Amortized cost             gains              losses            Fair value
    --------------------         ---------------          -----------        -------------       -------------

    U.S. treasuries and agencies   $   797,229              $  2,385            $   (303)         $   799,311
    Non-U.S. government                281,231                 9,726                (600)             290,357
    Corporate                          810,078                39,027              (2,729)             846,376
    Mortgage-backed                    213,491                 2,350                (478)             215,363
    Asset-backed                       793,766                 3,556                (888)             796,434
                                  ------------             ---------           ----------         ------------
                                   $ 2,895,795              $ 57,044            $ (4,998)         $ 2,947,841
                                  ============             =========           ==========         ============

                                                    Gross             Gross
                                                  unrealized        unrealized
At December 31, 2002           Amortized cost       gains             losses           Fair value
--------------------           --------------     ----------        -----------        ----------
U.S. treasuries and agencies   $   644,826       $    14,647        $      (122)       $   659,351
Non-U.S. government                367,638            13,507             (1,473)           379,672
Corporate                          536,053            29,235             (3,943)           561,345
Mortgage-backed                    292,551             9,106                (25)           301,632
Asset-backed                       312,647             6,567               (105)           319,109
                               -----------       -----------        -----------        -----------
                               $ 2,153,715       $    73,062        $    (5,668)       $ 2,221,109
                               ===========       ===========        ===========        ===========

Contractual maturities of fixed maturity securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2003               Amortized cost         Fair value
--------------------               --------------         ----------
Due in less than one year            $   24,248           $   24,912
Due after one through five years      1,456,758            1,469,428
Due after five through ten years        276,117              296,796
Due after ten years                     131,415              144,908
Mortgage-backed                         213,491              215,363
Asset-backed                            793,766              796,434
                                     ----------           ----------
Total                                $2,895,795           $2,947,841
                                     ==========           ==========

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,                                     2003        2002         2001
-----------------------                                  ---------   ---------    ---------
Fixed maturities                                         $ 100,666   $  91,784    $  65,168
Short term investments                                       8,158      11,137        7,785
Cash and cash equivalents                                    1,852       3,238        3,285
Dividends on equity investments in reinsurance company         950        --           --
Other investments                                           25,920        (383)         955
                                                         ---------   ---------    ---------
                                                           137,546     105,776       77,193
Investment expenses                                          8,004       3,090        2,037
                                                         ---------   ---------    ---------
Net investment income                                    $ 129,542   $ 102,686    $  75,156
                                                         =========   =========    =========

The analysis of realized gains (losses) and the change in unrealized gains on investments is as follows:



                                Year ended December 31, 2003                                  2003         2002         2001
                            -----------------------------------                            ---------    ---------    ---------
                            Gross realized gains                                           $ 114,834    $  67,294    $  78,247
                            Gross realized losses                                            (34,330)     (57,117)     (60,151)
                                                                                           ---------    ---------    ---------
                            Net realized gains on investments                                 80,504       10,177       18,096
                            Change in unrealized gains                                        18,148       78,939        9,464
                                                                                           ---------    ---------    ---------
                            Total realized and change in unrealized gains on investments   $  98,652    $  89,116    $  27,560
                                                                                           =========    =========    =========

At December 31, 2003 $36.8 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various regulatory authorities as required by law (2002 - $29.7 million).

Other Investments

Included in other investments are investments in hedge funds of $170.1 million (2002 - $61.4 million), a fund that invests in senior secured bank loans of $77.2 million (2002 - $20.4 million), a European high yield credit fund of $38.3 million (2002 - $nil) and private equity partnerships of $24.2 million (2002 - $14.6 million) (collectively

"Investment Funds"). Also included in other investments are investments in a medium term note, representing an interest in a pool of European fixed income securities, of $30.0 million (2002 - $nil), catastrophe bonds of $26.3 million (2002 - $33.5 million), and miscellaneous investments of $4.2 million (2002 - $nil).

Fair values of Investment Funds are generally established on the basis of the net valuation criteria established by the managers of the Investment Funds. These net valuations are determined based upon the valuation criteria established by the governing documents of such Investment Funds. Due to a lag in the valuations reported by the fund managers the majority of our Investment Funds are reported on a one month or one quarter lag. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes of the Investment Funds. Many of the Investment Funds are subject to restrictions on redemptions which are determined by the governing documents and limit the Company's ability to liquidate these investments in the short term. Interest income, income distributions and realized and unrealized gains and losses on other investments, including Investment Funds, are included in net investment income and totaled $25.9 million (2002 - a loss of $0.4 million) of which $21.2 million (2002 - loss of $1.4 million) was related to net unrealized gains (losses).

The Company has committed capital to private equity partnerships of $109.1 million, of which $20.3 million has been contributed at December 31, 2003.

Equity Investments in Reinsurance Company

On November 1, 2002, the Company purchased 3,960,000 common shares of Platinum Underwriters Holdings, Ltd. ("Platinum") in a private placement transaction and received ten-year warrants to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. The Company purchased the common shares and warrants for an aggregate price of $84.2 million. At December 31, 2003, the Company owns 9.2% of Platinum's outstanding common shares. The Company records its investments in Platinum at fair value, and at December 31, 2003 the aggregate fair value was $145.5 million (2002 - $120.3 million). The aggregate unrealized gain of $61.3 million (2002 - $36.1 million) is included in accumulated other comprehensive income and includes $26.7 million (2002 - $15.9 million) of value estimated for the warrants using the Black-Scholes option pricing model.

Derivatives Related to Physical Variables

The Company has assumed and ceded risk through catastrophe linked securities and derivative instruments under which losses or recoveries are triggered by an industry loss index or geological or physical variables. During 2003, 2002 and 2001, the Company recognized gains on these contracts of $0.8 million, $7.2 million, and a loss of $4.6 million, respectively, which are included in other income.

Credit Default Swaps

From time to time the Company invests in credit default swaps. The Company accounts for these credit derivatives at fair value and records them on its consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet, at December 31, 2003 was a liability of $3.5 million. During 2003, we recorded losses of $4.2 million in our consolidated statement of income, including the $3.5 million liability on the balance sheet at December 31, 2003.

NOTE 4. CEDED REINSURANCE

The Company uses reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $246.0 million, $218.0 million and $155.7 million for 2003, 2002 and 2001, respectively.

Other than loss recoveries, certain of the Company's ceded reinsurance contracts also provide for recoveries of additional premiums, reinstatement premiums and lost no claims bonuses, which are incurred when losses are ceded to reinsurance contracts. Total recoveries netted against premiums and claims and claim expenses incurred were $21.6 million, $63.0 million and $160.4 million for 2003, 2002 and 2001, respectively. At December 31, 2003, the Company has recorded a $11.6 million valuation allowance against losses recoverable (2002 - $7.8 million).

NOTE 5. RESERVE FOR CLAIMS AND CLAIM EXPENSES

For the Company's Reinsurance operations, estimates of claims and claim expenses are based in part upon the estimation of claims resulting from catastrophic events. Estimation by the Company of claims resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Additionally, the Company has recently increased its Individual Risk and specialty reinsurance premiums but does not have the benefit of a significant amount of its own historical experience in these lines. Therefore, the Company uses both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

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

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,                                    2003        2002          2001
-----------------------                                 ---------    ---------    ---------
Net reserves as of January 1                            $ 605,262    $ 355,321    $ 237,014

Net reserves assumed (released) in acquisition (sale)
     of subsidiary                                         (2,090)      33,579         --

Net incurred related to:
     Current year                                         462,816      291,520      165,914
     Prior years                                          (95,072)      (1,995)     (15,997)
                                                        ---------    ---------    ---------
Total net incurred                                        367,744      289,525      149,917
                                                        ---------    ---------    ---------

Net paid related to:
     Current year                                          61,770       10,017       20,470
     Prior years                                           80,455       63,146       11,140
                                                        ---------    ---------    ---------
Total net paid                                            142,225       73,163       31,610
                                                        ---------    ---------    ---------

Total net reserves as of December 31                      828,691      605,262      355,321
Losses recoverable as of December 31                      149,201      199,533      217,556
                                                        ---------    ---------    ---------
Total gross reserves as of December 31                  $ 977,892    $ 804,795    $ 572,877
                                                        =========    =========    =========

The prior year favorable development in 2003 was due primarily to the reduced level of payment and loss activity associated with our property catastrophe reserves from older accident years. The prior year favorable development in 2001 was due primarily to net additional recoveries on 1999 property catastrophe loss events. The Company's total gross reserve for IBNR claims was $596.6 million at December 31, 2003 (2002 - $462.9 million).

Claims and claim expenses incurred were reduced by $23.0 million during 2003 (2002 - $15.0 million) related to income earned on an assumed reinsurance contract that is classified as an underwriting-risk only deposit contract. A deposit liability of $80.0 million is included in reinsurance balances payable at December 31, 2003 (2002 - $103.0 million).

NOTE 6. DEBT

In January 2003, the Company issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, the Company issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a "make-whole" premium; however, the Company has no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. The Company was in compliance with the related covenants at December 31, 2003 and 2002. At December 31, 2003, the fair value of the 5.875% Senior Notes was $103.1 million and the fair value of the 7.0% Senior Notes was $167.7 million (2002 - $164.0 million).

In April 2002, DaVinciRe entered into a credit agreement providing for a $100 million committed revolving credit facility. In May 2002, DaVinciRe borrowed the full $100 million available under this facility to repay $100 million bridge financing provided by RenaissanceRe. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against RenaissanceRe or its subsidiaries other than DaVinciRe under this facility. Pursuant to the terms of the $400 million credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility (see below). At December 31, 2003, the full amount was outstanding under the DaVinciRe facility and the fair value approximated the carrying value. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.09% during 2003 (2002 - 2.63%). The credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $230 million. At December 31, 2003, DaVinciRe was in compliance with the covenants of this agreement.

On August 8, 2003, RenaissanceRe amended and restated its committed revolving credit agreement to increase the facility from $310 million to $400 million and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at December 31, 2003. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. The scheduled commitment termination date under the amended agreement is August 8, 2006.

Glencoe U.S. had a $10 million term loan and a $15 million revolving loan facility with a syndicate of commercial banks. Interest rates on the facility were based upon a spread above LIBOR, and averaged 1.85% during 2003 (2002 - 2.35%). The outstanding balances of the term loan and revolving credit facility, totaling $25 million, were repaid in full in June 2003 and the term loan and revolving loan facility were terminated.

Aggregate interest payments on the above debt totaled $15.9 million, $12.9 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 7. SUBORDINATED OBLIGATION TO CAPITAL TRUST (CAPITAL SECURITIES)

In March 1997, the Company issued $100 million aggregate liquidation amount of mandatorily redeemable capital securities ("Capital Securities") through a subsidiary trust holding solely $103.1 million of the Company's 8.54% junior subordinated debentures due March 1, 2027. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. The Capital Trust is a wholly-owned subsidiary of the Company and was consolidated into the Company's consolidated financial statements up until the Company's adoption of FIN 46 at December 31, 2003. For periods prior to the adoption of FIN 46, the Capital Securities and the related dividends are reflected in the consolidated financial statements as a minority interest. The Company's guarantee of the distributions on the Capital Securities issued by the Capital Trust, when taken together with the Company's obligations under an expense reimbursement agreement with the Capital Trust, provides full and unconditional guarantee of amounts due on the Capital Securities issued by the Capital Trust.

Upon the adoption of FIN 46 at December 31, 2003, the Capital Trust was determined to be a variable interest entity and the Company was determined not to be the primary beneficiary of the Capital Trust. Accordingly the Capital Trust was deconsolidated from the Company's consolidated financial statements at December 31, 2003. As a result, the balance of the Capital Securities, previously classified as minority interest, has been reclassified in the Company's consolidated balance sheet at December 31, 2003 and the $103.1 million subordinated obligation to the Capital Trust is recognized on the Company's consolidated balance sheet at December 31, 2003 as a liability. In addition, equity interests in the Capital Trust and purchased Capital Securities held by the Company are included in investments at December 31, 2003. These investments include $15.4 million of Capital Securities purchased by the Company and $3.1 million of common stock issued by the Capital Trust to the Company in March 1997, both of which are eliminated on consolidation for periods prior to the adoption of FIN 46 on December 31, 2003. The adjustments required to deconsolidate the Capital Trust represent reclassifications and there was no impact on consolidated net income.

During 2003, the Company did not purchase any Capital Securities (2002 - $3.0 million). The Company has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997.

NOTE 8. MINORITY INTEREST

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a minority economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe's outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The 75% portion of DaVinciRe's earnings and shareholders' equity held by third parties is recorded in the consolidated financial statements as minority interest.

NOTE 9. SHAREHOLDERS' EQUITY

The aggregate authorized capital of the Company is 325,000,000 shares consisting of 225,000,000 common shares and 100,000,000 preference shares. The Company's 225,000,000 authorized $1.00 par value common shares consist of three separate series with differing voting rights as follows:

At December 31, 2003                                              Remaining authorized         Outstanding
--------------------                                              --------------------         -----------
Full Voting Common Shares
     (includes all shares registered and available to the public)     127,971,133               66,849,099
Diluted Voting Class I Common Shares                                   10,224,185                3,549,600
Diluted Voting Class II Common Shares                                     185,532                     --
                                                                      -----------               ----------
                                                                      138,380,850               70,398,699
                                                                      ===========               ==========

In October 2001, the Company issued 7.5 million common shares for proceeds, net of fees, discounts and commissions, of $232.5 million. Costs associated with the sale of the shares of $3.2 million were deducted from the related proceeds. The net amount received in excess of common share par value was recorded in additional paid-in capital.

In February 2003, the Company raised $100 million through the issuance of 4,000,000 Series B preference shares at $25 per share, and in November 2001, the Company raised $150 million through the issuance of 6,000,000 Series A preference shares at $25 per share. The Series B and Series A preference shares may be redeemed at $25 per share at the Company's option on or after February 4, 2008 and November 19, 2006, respectively. Dividends on the Series B and Series A preference shares are cumulative from the date of original issuance and are payable quarterly in arrears at 7.3% and 8.1%, respectively, when, if, and as declared by the Board of Directors. If the Company submits a proposal to its shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, the Company may redeem the Series B and Series A preference shares prior to February 4, 2008 and November 19, 2006, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company.

The Diluted Voting shareholders vote together with the common shareholders. The Diluted Voting I Shares are limited to a fixed voting interest in the Company of up to 9.9% on most corporate matters. The Diluted Voting shareholders are entitled to the same rights, including receipt of dividends and the right to vote on certain significant corporate matters, and are subject to the same restrictions as the common shareholders. During 2001, $0.9 million of the Diluted Voting I Shares were sold pursuant to shelf registrations on Form S-3. The Diluted Voting I Shares sold were subsequently converted into common shares. The Company currently does not intend to register or list the Diluted Voting Shares on the New York Stock Exchange.

In August 2003, the Board authorized a share repurchase program of $150 million. This authorization includes the remaining amounts available under prior authorizations. The Company's decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. No shares were repurchased during 2003, 2002 or 2001. Common shares repurchased by the Company are normally cancelled and retired.

NOTE 10. EARNINGS PER SHARE

The Company uses SFAS 128, "Earnings per Share" to account for its weighted average shares. The numerator in both the Company's basic and diluted earnings per share calculations is identical. The following table sets forth the reconciliation of the denominator from basic to diluted weighted average shares outstanding (in thousands of per share amounts):

Year ended December 31,                    2003     2002     2001
-----------------------                   ------   ------   ------
(thousands of shares)
Weighted average shares - basic           69,039   67,555   59,490
Per share equivalents of employee stock
     options and restricted shares         1,963    2,656    2,901
                                          ------   ------   ------
Weighted average shares - diluted         71,002   70,211   62,391
                                          ======   ======   ======

NOTE 11. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

Other assets include the Company's investment in Top Layer Re of $34.9 million (2002 - $36.1 million), which is 50% owned by Renaissance Reinsurance and is carried using the equity method. The Company's earnings from Top Layer Re totaled $21.2 million for the year ended December 31, 2003 (2002 - $22.3 million) and are included in other income. During 2003, the Company also received distributions from Top Layer Re of $22.4 million (2002 - $9.7 million), and a management fee of $3.0 million (2002 - $2.9 million).

During the years ended December 31, 2003, 2002 and 2001, the Company received 80.4%, 71.1% and 76.9%, respectively, of its reinsurance premium assumed from four reinsurance brokers. Subsidiaries and affiliates of Marsh Inc., the Benfield Group Limited, the Willis Group and AON Corporation accounted for approximately 24.7%, 24.4%, 15.7% and 15.6%, respectively, of the Reinsurance segment's gross premiums written in 2003.

NOTE 12. GOODWILL

In connection with the Company's adoption of SFAS 142, the Company wrote-off the balance of its goodwill during the second quarter of 2002, which totaled $9.2 million. As required by SFAS 142, this charge has been reflected in the statement of income as a cumulative effect of a change in accounting principle. The following table sets forth the effect of goodwill amortization on comparative period earnings:

Year ended December 31,                                      2001
-----------------------                                    --------
Net income available to common shareholders, as reported   $164,366
Add back:  goodwill amortization expense                        557
                                                           --------
Adjusted net income available to common shareholders       $164,923
                                                           ========

Average common shares outstanding - basic                    59,490
Average common shares outstanding - diluted                  62,391

Adjusted per common share data
     Earnings per common share - basic                     $   2.77
     Earnings per common share - diluted                   $   2.64

NOTE 13. DIVIDENDS

Dividends declared and paid on Common Shares amounted to $0.60, $0.57 and $0.53 per common share for the years ended December 31, 2003, 2002, and 2001, respectively.

During the second quarter of 2002, RenaissanceRe effected a three-for-one stock split through a stock dividend of two additional common shares for each common share owned. All of the common share and per common share information provided in these financial statements is presented as if the stock dividend had occurred for all periods.

The total amount of dividends paid to holders of the common shares during 2003, 2002 and 2001 was $42.1 million, $39.0 million and $32.8 million, respectively.

NOTE 14. TAXATION

Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. Income from the Company's U.S.-based subsidiaries is subject to taxes imposed by U.S. authorities. Renaissance Reinsurance of Europe is subject to the taxation laws of Ireland.

Income tax expense (benefit) for 2003, 2002 and 2001 is comprised as follows:

Year ended December 31, 2003    Current     Deferred     Total
----------------------------   --------    --------    --------
U.S. federal                   $   --      $    (18)   $    (18)
U.S. state and local               --          --          --
                               --------    --------    --------
                               $   --      $    (18)   $    (18)
                               ========    ========    ========

Year ended December 31, 2002
----------------------------
U.S. federal                   $   --      $   (115)   $   (115)
U.S. state and local               --          --          --
                               --------    --------    --------
                               $   --      $   (115)   $   (115)
                               ========    ========    ========

Year ended December 31, 2001
----------------------------
U.S. federal                   $  2,369    $ 11,872    $ 14,241
U.S. state and local                 21        --            21
                               --------    --------    --------
                               $  2,390    $ 11,872    $ 14,262
                               ========    ========    ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,                                                 2003         2002
---------------                                               --------    --------
Deferred tax assets
    Allowance for doubtful accounts                           $    533    $  1,683
    Unearned premium adjustment                                  1,215         330
    Claims reserves, principally due to discounting for tax      1,641       1,409
    Retroactive reinsurance gain                                 1,492       1,892
    Net operating loss carryforwards                            24,775      22,392
    Goodwill                                                     3,542       3,924
    Others                                                         568       1,509
                                                              --------    --------
                                                              $ 33,766    $ 33,139
                                                              --------    --------

Deferred tax liabilities
    Other                                                         (419)     (1,428)
                                                              --------    --------

Net deferred tax asset before valuation allowance             $ 33,347    $ 31,711
Valuation allowance                                            (29,342)    (27,724)
                                                              --------    --------
Net deferred tax asset                                        $  4,005    $  3,987
                                                              ========    ========

The net deferred tax asset is included in other assets in the consolidated balance sheet. Net operating loss carryforwards of $72.9 million (2002 - $65.9 million) are available to offset regular taxable U.S. income during the carryforward period (through 2023).

During 2003, the Company recorded additions to the valuation allowance of $1.6 million. The Company's deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable by the Company's U.S. subsidiaries. Although the net operating losses, which gave rise to a deferred tax asset have a carryforward period through 2023, the Company's U.S. operations did not generate taxable income during the year ended December 31, 2003 or during prior years. Accordingly, under the circumstances, and until the Company's U.S. operations begin to generate significant taxable income, the Company believes that it is necessary to establish and maintain a valuation allowance against a significant portion of the net deferred tax asset.

The Company was not liable for and accordingly paid no income taxes in the years ended December 31, 2003 and 2002.

NOTE 15. GEOGRAPHIC INFORMATION

Financial information relating to gross premiums written by geographic region is as follows:

 Year ended December 31,                2003         2002         2001
-------------------------            ----------   ----------   --------
Property catastrophe
    United States and Caribbean      $  297,954   $  310,090   $180,305
    Europe                              156,156       86,461     20,414
    Worldwide                           126,541      169,790     93,474
    Australia and New Zealand            26,588        2,127     12,159
    Worldwide (excluding U.S.) (1)       14,968       56,628     45,111
    Other                                21,458       18,354     22,433
Specialty reinsurance (2)               291,820      247,020     77,468
                                     ----------   ----------   --------
Total Reinsurance (3)                   935,485      890,470    451,364
Individual Risk (4)                     446,724      282,579     49,957
                                     ----------   ----------   --------
Total gross written premium          $1,382,209   $1,173,049   $501,321
                                     ==========   ==========   ========

(1) The category Worldwide (excluding U.S.) consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2) The category Specialty Reinsurance consists of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.

(3) Excludes $20.8 million and $22.2 million of premium assumed from the Individual Risk segment in 2003 and 2002, respectively.

(4) The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

NOTE 16. SEGMENT REPORTING

The Company has two reportable segments: Reinsurance operations and Individual Risk operations. The Reinsurance segment, which includes the results of DaVinciRe, primarily provides property catastrophe reinsurance and specialty reinsurance to selected insurers and reinsurers on a worldwide basis. We define the Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. The Individual Risk segment currently provides insurance written on both an admitted basis and an excess and surplus lines basis, and also provides reinsurance on a quota share basis.

Data for the years ended December 31, 2003, 2002 and 2001 is as follows:

 Year ended December 31, 2003      Reinsurance    Individual Risk   Eliminations (1)      Other (2)        Total
 ----------------------------      -----------    ---------------   ----------------      ---------      ----------
Gross premiums written               $956,257        $446,724          $ (20,772)         $    --        $1,382,209
                                     ========        ========          =========          =========      ==========
Net premiums written                 $789,769        $362,754                                  --        $1,152,523
                                     ========        ========                                            ==========
Net premiums earned                  $809,360        $306,383                                  --        $1,115,743
Claims and claim expenses incurred    209,197         158,547                                  --           367,744
Acquisition expenses                   93,227         100,913                                  --           194,140
Operational expenses                   52,504          14,893                                  --            67,397
                                     --------        --------                             ---------      ----------
Underwriting income                  $454,432        $ 32,030                                  --           486,462
                                     ========        ========                             ---------      ----------
Other items                                                                               $ 118,185         118,185
                                                                                          =========      ----------
Net income available to common shareholders                                                              $  604,647
                                                                                                         ==========

Claims and claim expense ratio           25.8%           51.7%                                                 33.0%
Underwriting expense ratio               18.0%           37.8%                                                 23.4%
                                     --------        --------                                            ----------
      Combined ratio                     43.8%           89.5%                                                 56.4%
                                     ========        ========                                            ==========

(1) Represents premium ceded from Individual Risk segment to Reinsurance segment.

(2) The Other segment consists of other items, which includes net investment income, net foreign exchange gains, other income, net realized gains on investments, corporate expenses, interest expense, minority interests, income tax benefit and dividends on preference shares.

 Year ended December 31, 2002      Reinsurance    Individual Risk   Eliminations (1)      Other (2)        Total
 ----------------------------      -----------    ---------------   ----------------      ---------      ----------
Gross premiums written               $912,695        $282,579          $ (22,225)         $    --        $1,173,049
                                     ========        ========          =========          =========      ==========
Net premiums written                 $696,610        $227,101                                  --        $  923,711
                                     ========        ========                                            ==========
Net premiums earned                  $667,926        $ 92,979                                  --        $  760,905
Claims and claim expenses incurred    249,316          40,209                                  --           289,525
Acquisition expenses                   70,698          24,946                                  --            95,644
Operational expenses                   39,264           9,895                                  --            49,159
                                     --------        --------                             ---------      ----------
Underwriting income                  $308,648        $ 17,929                                  --           326,577
                                     ========        ========                             ---------      ----------
Other items                                                                               $  38,237          38,237
                                                                                          =========      ----------
Net income available to common shareholders                                                              $  364,814
                                                                                                         ==========

Claims and claim expense ratio           37.3%           43.2%                                                 38.1%
Underwriting expense ratio               16.5%           37.5%                                                 19.0%
                                     --------        --------                                            ----------
      Combined ratio                     53.8%           80.7%                                                 57.1%
                                     ========        ========                                            ==========

(1) Represents premium ceded from Individual Risk segment to Reinsurance segment.

(2) The Other segment consists of other items, which includes net investment income, net foreign exchange gains, other income, net realized gains on investments, corporate expenses, interest expense, minority interests, income tax benefit and dividends on preference shares.

 Year ended December 31, 2001      Reinsurance    Individual Risk   Other (1)        Total
 ----------------------------      -----------    ---------------   ---------      ----------
Gross premiums written               $451,364        $ 49,957       $    --        $  501,321
                                     ========        ========       =========      ==========
Net premiums written                 $326,680        $ 12,867            --        $  339,547
                                     ========        ========                      ==========
Net premiums earned                  $325,223        $  7,842            --        $  333,065
Claims and claim expenses incurred    152,341          (2,424)           --           149,917
Acquisition expenses                   44,029           1,330            --            45,359
Operational expenses                   28,198          10,405            --            38,603
                                     --------        --------       ---------      ----------
Underwriting income                  $100,655        $ (1,469)           --            99,186
                                     ========        ========       ---------      ----------
Other items                                                         $  65,180          65,180
                                                                    =========      ----------
Net income available to common shareholders                                        $  164,366
                                                                                   ==========

Claims and claim expense ratio           46.8%          (30.9)%                          45.0%
Underwriting expense ratio               22.2%          149.6%                           25.2%
                                     --------        --------                      ----------
      Combined ratio                     69.0%          118.7%                           70.2%
                                     ========        ========                      ==========

(1) The Other segment consists of other items, which includes net investment income, net foreign exchange gains, other income, net realized gains on investments, corporate expenses, interest expense, minority interests, income tax benefit and dividends on preference shares.

The Company does not manage its assets by segment and therefore total assets are not allocated to the segments.

NOTE 17. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

The fair value of option grants is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 1.4%, 1.4% and 1.7%; expected option life of five years for all years; expected volatility of 30%, 30% and 31%; and a risk-free interest rate of 1.8%, 2.7% and 4.8%.

The following is a table of the changes in options outstanding for 2003, 2002 and 2001, respectively:

                                 Awards          Weighted     Average
                              available for      options      exercise   Fair value of     Range of
                                 grant         outstanding     price        options     exercise prices
                               ----------      ----------      ------       ------      ---------------
Balance, December 31, 2000        595,062       6,068,553      $15.50
--------------------------
Authorized                      2,850,000            --
Options granted                (1,500,867)      1,500,867      $30.61       $ 8.56      $21.35 - $33.85
Options forfeited                  97,668         (97,668)     $18.27
Options exercised                    --        (2,195,037)     $18.44
Shares turned in or withheld    1,346,178            --
Restricted stock issued          (716,748)           --
Restricted stock forfeited         47,394            --
                               ----------      ----------      ------       ------      ---------------

Balance, December 31, 2001      2,718,687       5,276,715      $18.97
--------------------------
Authorized                      2,550,000            --
Options granted                (2,637,929)      2,637,929      $39.30       $ 6.47      $29.77 - $42.74
Options forfeited                 137,655        (137,655)     $18.95
Options exercised                    --        (3,597,769)     $22.09
Shares turned in or withheld    2,114,379            --
Restricted stock issued          (380,233)           --
Restricted stock forfeited         68,660            --
                               ----------      ----------      ------       ------      ---------------

Balance, December 31, 2002      4,571,219       4,179,220      $28.93
--------------------------
Authorized                           --              --
Options granted                  (435,762)        435,762      $45.38       $10.99      $39.16 - $48.00
Options forfeited                  23,000         (23,000)     $12.40
Options exercised                                (295,627)     $13.01
Shares turned in or withheld       74,344            --
Restricted stock issued          (359,727)           --
Restricted stock forfeited            571            --
                               ----------      ----------      ------       ------      ---------------

Balance, December 31, 2003      3,873,645       4,296,355      $31.73
--------------------------
Total options exercisable at
     December 31, 2003                          2,737,916

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

The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock. Under the plan, the total number of shares available for distribution at December 31, 2003 was 643,494 shares. At December 31, 2003, the number of options issued to directors and unexercised was 300,000. In 2003, no options to purchase common shares were granted and 13,206 restricted common shares were granted. In 2002, 12,000 options to purchase common shares were granted and 3,132 restricted common shares were granted. In 2001, 12,000 options to purchase common shares and 5,616 restricted common shares were granted. The options and restricted common shares vest ratably over three years.

Restricted common shares issued to employees normally vest ratably over a four to five year period. During the restricted period, the employee receives dividends and votes the restricted common shares, but the restricted shares may not be sold, transferred or assigned. In 2003, 2002 and 2001 the Board of Directors granted 359,727, 380,233 and 716,748 restricted shares with a value of $16.0 million, $14.6 million and $17.2 million to certain employees. Prior to 2003, the value of the restricted shares awarded was recorded as unearned stock grant compensation and was presented as a separate component of shareholders' equity. During 2003 the Company adopted SFAS 123, as amended by SFAS 148, and in accordance with the provisions of SFAS 123 the value of the restricted stock grants awarded are no longer reflected as unearned stock grant compensation as a separate component of shareholders' equity. Accordingly the balance of unearned stock grant compensation of $18.5 million at January 1, 2003 has been reclassified from its separate account in shareholders' equity and reflected as a reduction in additional paid-in capital. Under SFAS 123 the Company estimates the fair value of restricted stock awards at the date of grant and amortizes this value as an expense over the vesting period. Compensation expense related to the issuance of restricted stock was $13.0 million, $8.2 million and $6.6 million in 2003, 2002 and 2001, respectively.

All of the Company's employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation.

NOTE 18. STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda ("the Act"), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2003 the statutory capital and surplus of the Bermuda subsidiaries was $2.4 billion and the amount required to be maintained under Bermuda law was $457.5 million.

Under the Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and are, therefore, restricted as to the payment of dividends in the amount of 25% of the prior year's statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. During 2003, Renaissance Reinsurance declared aggregate cash dividends to the Company of $322.3 million (2002 - $224.3 million). During 2003 DaVinci declared aggregate cash dividends of $81.6 million (2002 - $3.5 million).

Under the Act, Glencoe is classified as a Class 3 insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met. During 2003, Glencoe declared aggregate cash dividends to the Company of $18.0 million (2002 - $nil).

The Company's U.S. insurance subsidiary, Stonington, is subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If Stonington's statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. At December 31, 2003, the statutory capital and surplus of Stonington was $28.8 million and the maximum dividend we could pay in 2004 without prior approval was $2.6 million.

NOTE 19. COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company's investments exceeded 10% of shareholders' equity at December 31, 2003. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risk or for hedging purposes.

LETTERS OF CREDIT
At December 31, 2003, the Company's bankers have issued letters of credit of approximately $346.9 million in favor of certain ceding companies. Also, in connection with the Top Layer Re joint venture, the Company has committed $37.5 million of capital in the form of a letter of credit. The letters of credit are secured by cash and investments of similar amounts.

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

NOTE 20. QUARTERLY FINANCIAL RESULTS (UNAUDITED)
(amounts in tables expressed in thousands of United States dollars, except per share amounts)

                                                  Quarter Ended        Quarter Ended       Quarter Ended         Quarter Ended
                                                    March 31,            June 30,          September 30,          December 31,
                                              -------------------   ------------------  --------------------   -------------------
                                                2003      2002        2003      2002      2003       2002        2003      2002
                                              --------  ---------   --------  --------  ---------  ---------   --------  ---------
Gross premium written                         $685,167  $ 460,834   $212,560  $270,294  $ 313,317  $ 282,597   $171,165  $ 159,324
                                              ========  =========   ========  ========  =========  =========   ========  =========
Net premiums written                          $590,370  $ 379,096   $160,223  $198,517  $ 236,570  $ 192,687   $165,360  $ 153,411
                                              ========  =========   ========  ========  =========  =========   ========  =========
Net premiums earned                           $263,474  $ 150,308   $275,535  $184,742  $ 277,364  $ 191,310   $299,370  $ 234,545
Net investment income                           31,434     23,129     34,109    26,155     28,280     23,737     35,719     29,665
Net foreign exchange gains (losses)              3,951     (1,950)     7,640     3,650        252        888      1,788      1,273
Other income                                     5,505      8,129      7,238     8,147      7,979      7,951      6,348      8,594
Net realized investment gains (losses)          21,112        340     49,660     3,177      1,172     10,219      8,560     (3,559)
                                              --------  ---------   --------  --------  ---------  ---------   --------  ---------
Total revenues                                 325,476    179,956    374,182   225,871    315,047    234,105    351,785    270,518
                                              --------  ---------   --------  --------  ---------  ---------   --------  ---------
Claims and claim expenses incurred              82,780     43,118    100,076    73,149     96,856     82,931     88,032     90,327
Acquisition costs                               42,133     18,549     40,704    20,368     56,317     23,802     54,986     32,925
Operational expenses                            14,907     10,663     16,332     9,962     17,882      9,616     18,276     18,918
Corporate expenses                               3,468      2,690      4,677     4,688      4,456      3,466      3,442      3,483
Interest expense                                 5,954      2,714      7,162     3,433      6,145      3,499      6,461      3,423
                                              --------  ---------   --------  --------  ---------  ---------   --------  ---------
Total expenses                                 149,242     77,734    168,951   111,600    181,656    123,314    171,197    149,076
                                              --------  ---------   --------  --------  ---------  ---------   --------  ---------
Income before minority  interest and taxes     176,234    102,222    205,231   114,271    133,391    110,791    180,588    121,442
Minority interest - Capital Securities            --        1,833       --       1,831       --        1,759       --        2,182
Minority interest - DaVinci                     20,885      9,477     20,150    13,470     15,211     17,689     15,768     14,415
                                              --------  ---------   --------  --------  ---------  ---------   --------  ---------
Income before taxes                            155,349     90,912    185,081    98,970    118,180     91,343    164,820    104,845
Income tax benefit (expense)                        55       (596)      --         273        (37)       (59)      --          497
Cumulative effect of a change in accounting
    principle - SFAS 142 - Goodwill               --       (9,187)      --        --         --         --         --         --
                                              --------  ---------   --------  --------  ---------  ---------   --------  ---------
Net income                                     155,404     81,129    185,081    99,243    118,143     91,284    164,820    105,342
Dividends on preference shares                   4,119      3,038      4,917     3,003      4,903      3,038      4,862      3,105
                                              --------  ---------   --------  --------  ---------  ---------   --------  ---------
Net income available to common shareholders   $151,285  $  78,091   $180,164  $ 96,240  $ 113,240  $  88,246   $159,958  $ 102,237
                                              ========  =========   ========  ========  =========  =========   ========  =========

Earnings per common share - basic             $   2.21  $    1.17   $   2.62  $   1.43  $    1.63  $    1.30   $   2.31  $    1.50
Earnings per common share - diluted           $   2.14  $    1.12   $   2.54  $   1.37  $    1.59  $    1.26   $   2.25  $    1.45

Weighted average shares - basic                 68,593     66,788     68,914    67,326     69,307     67,865     69,341     68,241
Weighted average shares - diluted               70,564     69,787     71,056    70,209     71,187     70,272     71,202     70,574

Claims and claim expense ratio                    31.4%      28.7%      36.3%     39.6%      34.9%      43.3%      29.4%      38.5%
Underwriting expense ratio                        21.6%      19.4%      20.7%     16.4%      26.8%      17.5%      24.5%      22.1%
                                              --------  ---------   --------  --------  ---------  ---------   --------  ---------
Combined ratio                                    53.0%      48.1%      57.0%     56.0%      61.7%      60.8%      53.9%      60.6%
                                              ========  =========   ========  ========  =========  =========   ========  =========

                  RENAISSANCERE HOLDINGS LTD AND SUBSIDIARIES.

             INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Pages

Report of Independent Auditors on Schedules................................ S-2
I       Summary of Investments other than Investments in Related Parties... S-3
II      Condensed Financial Information of Registrant...................... S-4
III     Supplementary Insurance Information ............................... S-7
IV      Reinsurance for the years ended December 31, 2003, 2002 and 2001    S-8
VI      Supplementary Information Concerning Property-Casualty
        Insurance Operations............................................... S-9

Schedules other than those listed above are omitted for the reason that they are not applicable.

                 REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 30, 2004; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2003. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock compensation and in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young

Hamilton, Bermuda
January 30, 2004

                                   SCHEDULE I
                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                       (MILLIONS OF UNITED STATES DOLLARS)

                                                               Year ended
                                                            December 31, 2003        Amount at
                                                          -----------------------   which shown
                                                                          Market      in the
                                                          Cost (1)        Value     Balance Sheet
                                                          --------       --------   -------------
Type of investment:
Fixed maturities
    U.S. treasuries and agencies                          $  797.2       $  799.3      $  799.3
    Non-U.S. government bonds                                281.2          290.3         290.3
    Corporate securities                                     810.1          846.4         846.4
    Mortgage-backed securities                               213.5          215.4         215.4
    Asset-backed securities                                  793.8          796.4         796.4
                                                          --------       --------      --------
        Total fixed maturities                             2,895.8        2,947.8       2,947.8
                                                          --------       --------      --------
Short-term investments                                       660.6          660.6         660.6
Other investments                                            349.1          370.3         370.3
Equity investments in reinsurance company                     84.2          145.5         145.5
Cash and cash equivalents                                     63.4           63.4          63.4
                                                          --------       --------      --------
        Total investments, short-term investments, cash
            and cash equivalents                          $4,053.1       $4,187.6      $4,187.6
                                                          ========       ========      ========

                                   SCHEDULE II
                           RENAISSANCERE HOLDINGS LTD.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           RENAISSANCERE HOLDINGS LTD.
                                 BALANCE SHEETS
                          AT DECEMBER 31, 2003 AND 2002
                                (PARENT COMPANY)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                                         At December 31
                                                                                       2003         2002
                                                                                    ----------   -----------
ASSETS:
Investments and cash
   Fixed maturity investments, available for sale                                   $  111,600   $    99,532
   Short term investments, at cost                                                     207,783        31,267
   Other investments                                                                     3,093          --
   Equity investments in reinsurance company, at fair value                            145,535       120,288
   Cash and cash equivalents                                                             6,551         6,895
                                                                                    ----------   -----------
Total investments and cash                                                             474,562       257,982
Investments in subsidiaries                                                          2,167,476     1,700,973
Accrued investment income                                                                1,302         1,699
Other assets                                                                            20,398          --
Note receivable from subsidiary                                                         40,761          --
                                                                                    ----------   -----------
Total Assets                                                                        $2,704,499   $ 1,960,654
                                                                                    ==========   ===========

LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Notes and bank loans payable                                                        $  250,000   $   150,000
Contribution payable to subsidiaries                                                      --          68,366
Subordinated obligation to capital trust                                               103,093          --
Other liabilities                                                                       16,763        15,623
                                                                                    ----------   -----------
Total Liabilities                                                                      369,856       233,989
                                                                                    ----------   -----------

Minority interest - mandatorily redeemable capital securities of a subsidiary
    trust holding solely junior subordinated debentures of the Company                    --          84,630

SHAREHOLDERS' EQUITY:
Preference Shares: $1.00 par value - 10,000,000 shares issued and
    outstanding at December 31, 2003 (2002 - 6,000,000)                                250,000       150,000
Common Shares and additional paid-in capital: $1.00 par value - 70,398,699 shares
    issued and outstanding at December 31, 2003 - (2002 - 69,749,826 shares)           314,414       320,936
Unearned stock grant compensation                                                         --         (18,468)
Accumulated other comprehensive income                                                 113,382        95,234
Retained earnings                                                                    1,656,847     1,094,333
                                                                                    ----------   -----------
Total Shareholders' Equity                                                           2,334,643     1,642,035
                                                                                    ----------   -----------

Total Liabilities, Minority Interest and Shareholders' Equity                       $2,704,499   $ 1,960,654
                                                                                    ==========   ===========

                                   SCHEDULE II
                           RENAISSANCERE HOLDINGS LTD.
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                           RENAISSANCERE HOLDINGS LTD.
                                INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                (PARENT COMPANY)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                            Year ended December 31,
                                                                        2003        2002         2001
                                                                     ---------    ---------    ---------
Revenues
Net investment income                                                $  15,940    $   1,736    $   2,068
Other income (expense)                                                    (327)         559         --
                                                                     ---------    ---------    ---------
Total revenues                                                          15,613        2,295        2,068
                                                                     ---------    ---------    ---------

Expenses
Interest expense                                                        15,934        9,694        5,014
Corporate expenses                                                      11,730       11,742        8,632
                                                                     ---------    ---------    ---------
Total expenses                                                          27,664       21,436       13,646
                                                                     ---------    ---------    ---------
Loss before equity in net income of subsidiaries & taxes               (12,051)     (19,141)     (11,578)
Equity in net income of subsidiaries                                   642,969      403,744      184,846
                                                                     ---------    ---------    ---------
Net income before taxes and minority interest                          630,918      384,603      173,268
Minority interest - mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures
    of the Company                                                      (7,470)      (7,605)      (7,484)
                                                                     ---------    ---------    ---------
Net income                                                             623,448      376,998      165,784
Income tax expense                                                        --           --           --
                                                                     ---------    ---------    ---------
Net income                                                             623,448      376,998      165,784
Dividends on preference shares                                         (18,801)     (12,184)      (1,418)
                                                                     ---------    ---------    ---------
Net income available to Common Shareholders                          $ 604,647    $ 364,814    $ 164,366
                                                                     =========    =========    =========

                                   SCHEDULE II
                           RENAISSANCERE HOLDINGS LTD.
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                           RENAISSANCERE HOLDINGS LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                (PARENT COMPANY)
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                               Year ended December 31,
                                                                      2003           2002               2001
                                                                   ---------       ---------          ---------
Cash flows applied to operating activities:
Net income                                                         $ 623,448       $ 376,998          $ 165,784
Less: equity in net income of subsidiaries                           642,969         403,744            184,846
                                                                   ---------       ---------          ---------
                                                                     (19,521)        (26,746)           (19,062)
Other, net                                                           (13,376)         18,299             (2,904)
                                                                   ---------       ---------          ---------
Net cash applied to operating activities                             (32,897)         (8,447)           (21,966)
                                                                   ---------       ---------          ---------

Cash flows provided by (applied to) investing activities:
    Contributions to subsidiary                                     (259,881)       (377,846)          (381,333)
    Proceeds from maturities and sales of investments                354,953         218,949            148,413
    Purchase of investments available for sale                      (334,772)       (203,770)          (238,149)
    Net sales (purchases) of short-term investments                 (176,516)        148,611           (179,878)
    Equity investment in reinsurance company                            --           (84,199)              --
    Dividends from subsidiaries                                      323,010         261,159            178,631
    Note receivable from subsidiary                                   (9,301)        100,000               --
                                                                   ---------       ---------          ---------
Net cash provided by (applied to) investing activities              (102,507)         62,904           (472,316)
                                                                   ---------       ---------          ---------

Cash flows provided by (applied to) financing activities:
    Issuance of debt                                                  99,144            --              148,868
    Repayment of debt                                                   --              --               (8,000)
    Dividends paid on Common Shares                                  (42,133)        (39,039)           (32,801)
    Dividends paid on Preference Shares                              (18,801)        (12,184)            (1,418)
    Purchase of Capital Securities                                      --            (3,000)              --
    Issuance (purchase) of Common Shares                                --              --              247,481
    Issuance of Prefence Shares                                       96,850            --              145,275
                                                                   ---------       ---------          ---------
Net cash provided by (applied to) financing activities               135,060         (54,223)           499,405
                                                                   ---------       ---------          ---------

Net increase (decrease) in cash and cash equivalents                    (344)            234              5,123
Cash and Cash Equivalents, beginning of year                           6,895           6,661              1,538
                                                                   ---------       ---------          ---------
Cash and Cash Equivalents, end of year                             $   6,551       $   6,895          $   6,661
                                                                   =========       =========          =========

                                  SCHEDULE III
                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                      (THOUSANDS OF UNITED STATES DOLLARS)

                             December 31, 2003                                     Year ended December 31, 2003
               --------------------------------------------   ----------------------------------------------------------------------
                  Deferred                                                                      Amortization
                   Policy      Future Policy                                        Benefits,   of Deferred
                Acquisition  Benefits, Losses and                          Net       Claims,       Policy        Other
                 Operating    Claims and Claims    Unearned   Premium   Investment  Losses and   Settlement   Acquisition    Net
                   Costs      Premiums Expenses    Premiums   Revenue     Income     Expenses      Costs       Expenses    Written
                -----------  --------------------  --------   --------  ----------  ----------  ------------  -----------  -------
Reinsurance       $10,853         $780,027         $121,526  $  809,360   $   --    $ 209,197     $ 93,227      $52,504   $  789,769
Individual Risk    64,408          197,865          228,298     306,383       --      158,547      100,913       14,893      362,754
Other                --              --               --           --      129,542       --           --           --          --
                  -------         --------         --------  ----------   --------  ---------     --------      -------   ----------
Total             $75,261         $977,892         $349,824  $1,115,743   $129,542  $ 367,744     $194,140      $67,397   $1,152,523
                  =======         ========         ========  ==========   ========  =========     ========      =======   ==========

                             December 31, 2002                                     Year ended December 31, 2002
               --------------------------------------------   ---------------------------------------------------------------------
                  Deferred                                                                      Amortization
                   Policy      Future Policy                                        Benefits,   of Deferred
                Acquisition  Benefits, Losses and                          Net       Claims,       Policy        Other
                 Operating    Claims and Claims    Unearned   Premium   Investment  Losses and   Settlement   Acquisition    Net
                   Costs      Premiums Expenses    Premiums   Revenue     Income     Expenses      Costs       Expenses    Written
                -----------  --------------------  --------   --------  ----------  ----------  ------------  -----------  -------
Reinsurance       $16,388         $707,036         $167,345  $  667,926   $   --    $ 249,316     $ 70,698      $39,264   $  696,610
Individual Risk    39,465           97,759          164,640      92,979       --       40,209       24,946        9,895      227,101
Other                --               --              --          --       102,686       --           --           --           --
                  -------         --------         --------  ----------   --------  ---------     --------      -------   ----------
Total             $55,853         $804,795         $331,985  $  760,905   $102,686  $ 289,525     $ 95,644      $49,159   $  923,711
                  =======         ========         ========  ==========   ========  =========     ========      =======   ==========


                             December 31, 2001                                     Year ended December 31, 2001
               --------------------------------------------   ---------------------------------------------------------------------
                  Deferred                                                                      Amortization
                   Policy      Future Policy                                        Benefits,   of Deferred
                Acquisition  Benefits, Losses and                          Net       Claims,       Policy        Other
                 Operating    Claims and Claims    Unearned   Premium   Investment  Losses and   Settlement   Acquisition    Net
                   Costs      Premiums Expenses    Premiums   Revenue     Income     Expenses      Costs       Expenses    Written
                -----------  --------------------  --------   --------  ----------  ----------  ------------  -----------  -------
Reinsurance       $ 9,692         $500,120         $104,338  $  325,223   $   --    $ 152,341     $ 44,029      $28,198   $  326,680
Individual Risk     3,122           72,757           20,715       7,842       --       (2,424)       1,330       10,405       12,867
Other                --               --               --           --      75,156       --           --           --           --
                  -------         --------         --------  ----------   --------  ---------     --------      -------   ----------
Total             $12,814         $572,877         $125,053  $  333,065   $ 75,156  $ 149,917     $ 45,359      $38,603   $  339,547
                  =======         ========         ========  ==========   ========  =========     ========      =======   ==========

                                   SCHEDULE IV
                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                                   REINSURANCE
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                                                                      Percentage
                                                                     Ceded to        Assumed                          of Amount
                                                       Gross           Other        From Other                        Assumed to
                                                      Amounts        Companies       Companies       Net Amount          Net
                                                    -----------    -------------  -------------    --------------   --------------
Year ended December 31, 2003
      Property and liability premiums written        $ 97,327        $ 229,686     $ 1,284,882       $1,152,523              111%
                                                    ===========    =============  =============    ==============   ==============


Year ended December 31, 2002
      Property and liability premiums written        $ 68,427        $ 249,338     $ 1,104,622       $  923,711              120%
                                                    ===========    =============  =============    ==============   ==============


Year ended December 31, 2001
      Property and liability premiums written        $ 20,792        $ 161,774     $   480,529       $  339,547              142%
                                                    ===========    =============  =============    ==============   ==============

                                   SCHEDULE VI
                  RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
                 SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                           Defered      Reserve for
                                           Policy      Unpaid Claims                                                      Net
                                        Acquisition      and Claim     Discount, if      Unearned         Earned       Investment
Affiliation with Registrant                Costs         Expenses      any, deducted     Premiums        Premiums        Income
                                       -------------   -------------   -------------  --------------   -------------  ------------
Consolidated Subsidiaries

     Year ended December 31, 2003          $ 75,261       $ 977,892        $ -           $ 349,824      $ 1,115,743    $ 129,542
                                       =============   =============   ============   ==============   =============  ===========
     Year ended December 31, 2002          $ 55,853       $ 804,795        $ -           $ 331,985        $ 760,905    $ 102,686
                                       =============   =============   ============   ==============   =============  ============
     Year ended December 31, 2001          $ 12,814       $ 572,877        $ -           $ 125,053        $ 333,065    $  75,156
                                       =============   =============   ============   ==============   =============  ============


                                                                       Amortization
                                                                       of Deferred
                                    Claims and Claim Expense Incurred     Policy      Paid Claim and
                                                Related to             Acquisition        Claims       Net Premiums
Affiliation with Registrant           Current Year     Prior Year         Costs          Expenses        Written
                                    --------------  ---------------    ------------   --------------   -------------
Consolidated Subsidiaries

     Year ended December 31, 2003      $ 462,816       $ (95,072)        $ 194,140      $ 142,225       $ 1,152,523
                                    =============   ===============    ============   ==============   =============
     Year ended December 31, 2002      $ 291,520       $ (1,995)         $ 95,644       $  73,163         $ 923,711
                                    =============   ===============    ============   ==============   =============
     Year ended December 31, 2001      $ 165,914       $ (15,997)        $ 45,359       $  31,610         $ 339,547
                                    =============   ===============    ============   ==============   =============

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

                           RenaissanceRe Holdings Ltd.

EXHIBITS

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

3.1       Memorandum of Association.(1)

3.2       Amended and Restated Bye-Laws.(14)

3.3       Memorandum of Increase in Share Capital of RenaissanceRe Holdings
          Ltd.(11)

4.1       Specimen Common Share certificate.(1)

10.1      RenaissanceRe Holdings Ltd. Restricted Stock Plan.(1)

10.2 Fifth Amended and Restated Employment Agreement, dated as of November 8, 2002, between RenaissanceRe Holdings Ltd. and James N. Stanard.(18)

10.3 Amended and Restated Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and John M. Lummis.(15)

10.4 Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and William I. Riker.(15)

10.5 Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and David Eklund.(15)

10.6 Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(15)

10.7 Amended and Restated Credit Agreement, dated as of August 8, 2003, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(15)

10.8 Fourth Amendment Agreement, dated as of March 22, 2002, to the Credit Agreement, among RenaissanceRe Holdings Ltd., the Lenders listed on the signature pages thereto, Deutsche Bank AG, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(18)

10.9 Credit Agreement, dated as of April 19, 2002, among DaVinciRe Holdings Ltd. the Lenders named therein and Citibank, N.A., as agent for the Lenders.(13)

10.10 RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan. (4)

10.11     RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(3)

10.12 Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(2)

10.13 Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.(5)

10.14 Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York, as Debenture Trustee.(5)

10.15 Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings Ltd. and The Bank of New York, as Trustee.(5)

10.16 Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(17)

10.17 Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.(6)

10.18 Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(10)

10.19 Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.20 First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.21 Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(9)

10.22 Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(2)

10.23 First Amendment to the Investment Agreement by and among Platinum Holdings Ltd., The St. Paul Companies, and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.24 Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.25 Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.26 Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.27 Reimbursement Agreement, dated as of December 20, 2002, among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., Timicuan Reinsurance Ltd., RenaissanceRe Holdings Ltd., the Lenders named therein, Wachovia Bank, National Association, National Australia Bank, Ltd., ING Bank N.V., London Branch, and Barclays Bank PLC.(18)

10.28 First Amendment to Reimbursement Agreement, dated as of November 14, 2003, among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., Timicuan Reinsurance Ltd., RenaissanceRe Holdings Ltd., the Lenders named therein, Wachovia Bank, National Association, National Australia Bank, Ltd., ING Bank N.V., London Branch, and Barclays Bank PLC.

10.29 Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(8)

10.30 Agreement to Increase Commitment, dated as of January 30, 2004, among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., Timicuan Reinsurance Ltd., RenaissanceRe Holdings Ltd. and Wachovia Bank, National Association.

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

----------

(1) Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

(2) Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated July 19, 2002.

(3) Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(4) Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(5) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997 (SEC File Number 000-26512).

(6) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

(7) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(8) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(9) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(10) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on February 2, 2003, relating to certain events which occurred on January 30, 2003.

(11) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998 (SEC File Number 000-26512).

(12) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998 (SEC File Number 000-26512).

(13) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed with the Commission on May 15, 2002.

(14) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(15) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003.

(16) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999 (SEC File Number 000-26512).

(17) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 1, 2002.

(18) Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.