Form 10-Q
period 2004-03-31
RENAISSANCERE HOLDINGS LTD
filed 2004-05-10
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004
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

The number of outstanding shares of RenaissanceRe Holdings Ltd.'s common shares, par value US $1.00 per share, as of April 30, 2004 was 70,490,390.

Total number of pages in this report: 33

RenaissanceRe Holdings Ltd.

Part I — Financial Information
Item 1 — Financial Statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	At
	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value (Amortized cost $3,069,065 and $2,895,795 at March 31, 2004 and December 31, 2003, respectively)	$3,115,232	$2,947,841
Short term investments	722,158	660,564
Other investments	448,227	369,242
Cash and cash equivalents	91,148	63,397
Total managed investment portfolio and cash	4,376,765	4,041,044
Equity investments in reinsurance company, at fair value (Cost $84,199 at March 31, 2004 and December 31, 2003)	156,638	145,535
Investments in other ventures, under equity method	193,532	41,130
Total investments and cash	4,726,935	4,227,709
Premiums receivable	434,222	167,996
Ceded reinsurance balances	78,928	56,852
Losses recoverable	131,955	149,201
Accrued investment income	23,386	22,793
Deferred acquisition costs	122,214	75,261
Other assets	32,766	29,890
Total assets	$5,550,406	$4,729,702

Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses	$1,013,448	$977,892
Reserve for unearned premiums	768,352	349,824
Debt	350,000	350,000
Subordinated obligation to capital trust	103,093	103,093
Reinsurance balances payable	95,440	131,629
Other liabilities	91,066	52,123
Total liabilities	2,421,399	1,964,561

Minority Interest — DaVinciRe	388,274	430,498

Shareholders' Equity
Preference shares	500,000	250,000
Common shares and additional paid-in capital	308,379	314,414
Accumulated other comprehensive income	118,606	113,382
Retained earnings	1,813,748	1,656,847

Total shareholders' equity	2,740,733	2,334,643
Total liabilities, minority interest, and shareholders' equity	$5,550,406	$4,729,702

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Income
For the quarters ended March 31, 2004 and 2003
(in thousands of United States Dollars, except per share amounts)
(Unaudited)

	2004	2003
Revenues
Gross premiums written	$780,288	$685,167

Net premiums written	$706,021	$590,370
Increase in unearned premiums	(396,452)	(326,896)
Net premiums earned	309,569	263,474
Net investment income	35,050	31,434
Net foreign exchange gains	2,087	3,951
Equity in earnings of unconsolidated ventures	6,520	6,068
Other income (expenses)	1,109	(563)
Net realized gains on investments	32,521	21,112

Total revenues	386,856	325,476

Expenses
Claims and claim expenses incurred	112,178	82,780
Acquisition expenses	58,031	42,133
Operational expenses	12,376	14,907
Corporate expenses	4,552	3,468
Interest expense	6,271	4,499

Total expenses	193,408	147,787

Income before minority interest and taxes	193,448	177,689
Minority interest — Capital Securities	—	1,455
Minority interest — DaVinciRe	17,990	20,885
Income before taxes	175,458	155,349
Income tax benefit	—	55
Net income	175,458	155,404
Dividends on preference shares	5,104	4,119
Net income available to Common Shareholders	$170,354	$151,285

Net income available to common shareholders per Common Share — basic	$2.45	$2.21
Net income available to common shareholders per Common Share — diluted	$2.38	$2.14

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the quarters ended March 31, 2004 and 2003
(in thousands of United States Dollars)
(Unaudited)

	2004	2003
Preference Shares
Balance — January 1	$250,000	$150,000
Issuance of Preference Shares	250,000	100,000

Balance — March 31	500,000	250,000
Common Stock and additonal paid-in capital
Balance — January 1	314,414	320,936
Exercise of options, and issuance of stock and restricted stock awards	1,706	(256)
Offering expenses	(7,741)	(1,091)
Reversal of unearned stock grant compensation	—	(18,468)

Balance — March 31	308,379	301,121
Unearned stock grant compensation
Balance — January 1	—	(18,468)
Reversal of unearned stock grant compensation	—	18,468

Balance — March 31	—	—
Accumulated other comprehensive income
Balance — January 1	113,382	95,234
Net unrealized gains on securities, net of adjustment (see disclosure below)	5,224	771

Balance — March 31	118,606	96,005
Retained earnings
Balance — January 1	1,656,847	1,094,333
Net income	175,458	155,404
Dividends paid on Common Shares	(13,453)	(10,476)
Dividends paid on Preference Shares	(5,104)	(4,119)

Balance — March 31	1,813,748	1,235,142

Total Shareholders' Equity	$2,740,733	$1,882,268

Comprehensive income
Net income	$175,458	$155,404
Other comprehensive income	5,224	771

Comprehensive income	$180,682	$156,175
Disclosure regarding net unrealized gains
Net unrealized holding gains arising during period	$37,745	$21,883
Net realized gains included in net income	(32,521)	(21,112)

Change in net unrealized gains on securities	$5,224	$771

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the quarters ended March 31, 2004 and 2003
(in thousands of United States Dollars)
(Unaudited)

	2004	2003
Cash flows provided by operating activities
Net income	$175,458	$155,404
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	3,876	3,291
Net unrealized gains included in investment income	(6,349)	(3,284)
Net realized investment gains	(32,521)	(21,112)
Equity in earnings of unconsolidated ventures	(6,520)	(6,068)
Minority interest	17,990	20,885
Change in:
Premiums receivable	(266,226)	(275,074)
Ceded reinsurance balances	(22,076)	(23,616)
Deferred acquisition costs	(46,953)	(33,231)
Reserve for claims and claim expenses, net	52,802	90,237
Reserve for unearned premiums	418,528	350,664
Reinsurance balances payable	(36,189)	38,436
Other	37,438	(20,884)
Net cash provided by operating activities	289,258	275,648

Cash flows used in investing activities
Net purchases of short-term investments	(61,594)	(351,947)
Net purchases of other investments	(72,636)	(11,029)
Net sales (purchases) of investments in other ventures	(145,882)	7,587
Proceeds from sales of investments	4,326,845	2,356,498
Purchases of investments available for sale	(4,470,706)	(2,445,834)
Net cash used in investing activities	(423,973)	(444,725)

Cash flows provided by financing activities
Sale of preference shares	242,259	96,850
DaVinciRe share repurchase	(61,236)	—
Issuance of senior debt	—	99,144
Dividends paid — common shares	(13,453)	(10,476)
Dividends paid — preference shares	(5,104)	(4,119)
Net cash provided by financing activities	162,466	181,399
Net increase in cash and cash equivalents	27,751	12,322
Cash and cash equivalents, beginning of period	63,397	87,067
Cash and cash equivalents, end of period	$91,148	$99,389

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

RenaissanceRe Holdings Ltd. ("RenaissanceRe"), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverage to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe reinsurance written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). The results of DaVinci, and the results of DaVinci's parent, DaVinciRe Holdings Ltd. ("DaVinciRe"), are consolidated in the Company's financial statements (Note 8). Renaissance Underwriting Managers, Ltd., a wholly-owned subsidiary ("Renaissance Underwriting Managers"), acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company's Individual Risk operations include direct insurance written on both an admitted basis through Stonington Insurance Company ("Stonington") and on an excess and surplus lines basis through Glencoe Insurance Ltd. ("Glencoe") and Lantana Insurance Ltd. ("Lantana"), and also provide reinsurance coverage, principally on a quota share basis, which is analyzed on an individual risk basis.

All intercompany transactions and balances have been eliminated on consolidation.

The Company also acts as underwriting manager and underwrites worldwide property catastrophe reinsurance programs and specialty reinsurance on behalf of joint ventures, including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinciRe. Minority interests represent the interests of external parties with respect to net income and shareholders' equity of DaVinciRe. The Company also invests in select joint venture enterprises managed by others, including ChannelRe Holdings Ltd. ("Channel Re"), which is reported using the equity method, and holds an investment in Platinum Underwriters Holdings, Ltd. ("Platinum"), which is publicly traded and reported at fair value.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third-party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $52.2 million and $71.0 million for the three month periods ended March 31, 2004 and 2003, respectively. In addition to loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to other reinsurance contracts.

Total recoveries netted against claims and claim expenses incurred for the three months ended March 31, 2004 were $3.9 million compared to $5.4 million for the three months ended March 31, 2003.

3.	Effective December 31, 2003, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires consolidation of all Variable Interest Entities ("VIE") by the investor that will absorb a majority of the VIE's expected losses or residual returns. RenaissanceRe Capital Trust (the "Capital Trust") was determined to be a VIE under FIN 46 and the Company was determined not to be the primary beneficiary of the Capital Trust. Accordingly, the Capital Trust was deconsolidated effective December 31, 2003. As a result, the accounts of the Capital Trust, principally the Capital Securities previously classified as minority interest, are not included in our consolidated balance sheet at March 31, 2004 and December 31, 2003. Our $103.1 million subordinated obligation to the Capital Trust, previously eliminated in consolidation, is recorded on our consolidated balance sheet at March 31, 2004 and December 31, 2003 as a liability. The dividends from the Capital Trust that were previously reported as minority interest expense — Capital Securities have been reclassified with effect from December 31, 2003 and the dividends are currently reflected as interest expense.

4.	During the second quarter of 2003, the Company changed its policy regarding the classification of equity appreciation on certain hedge funds and private equity funds previously recorded as realized gains and losses. The equity appreciation on these investments has been reclassified to net investment income for the first quarter of 2003.

5.	Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following table sets forth the computation of basic and diluted earnings per share:

Quarters ended March 31,	2004	2003
(in thousands of U.S. dollars except share and per share data)
Numerator:
Net income available to common shareholders	$170,354	$151,285
Denominator:
Denominator for basic earnings per common share — Weighted average common shares	69,443,931	68,593,154
Per common share equivalents of employee stock options and restricted shares	2,147,954	1,971,133
Denominator for diluted earnings per common share — Adjusted weighted average common shares and assumed conversions	71,591,885	70,564,287
Basic earnings per common share	$2.45	$2.21
Diluted earnings per common share	$2.38	$2.14

6.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.19 per share to shareholders of record on March 9, 2004.

The Board of Directors has authorized a share repurchase program of $150 million. This authorization included the remaining amounts available under prior authorizations. RenaissanceRe's decision to repurchase common shares will depend on, among other matters, the market price of the common shares and capital requirements of RenaissanceRe (see Part II — Other Information — Item 2).

7.	Effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for all stock-based employee compensation granted, modified or settled after January 1, 2003. Under the fair value recognition provisions of SFAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the vesting period.

Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, "Accounting for Stock-Based Compensation — Transition and Disclosure," compensation cost recognized in 2003 includes all employee awards granted, modified, or settled after the beginning of the fiscal year. Results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

Quarters ended March 31,	2004	2003
(in thousands of U.S. dollars, except per share data)
Net income available to common shareholders, as reported	$170,354	$151,285
add: stock based employee compensation cost included in determination of net income	1,706	2,123
less: fair value compensation cost under SFAS 123	2,740	3,316
Pro forma net income	169,320	150,092
Earnings per share
Basic — as reported	2.45	2.21
Basic — proforma	2.44	2.19
Diluted — as reported	2.38	2.14
Diluted — proforma	2.37	2.13

8.	The Company has two reportable segments: Reinsurance operations and Individual Risk operations. The Reinsurance segment, which includes the results of DaVinciRe, primarily provides property catastrophe reinsurance and specialty reinsurance to selected insurers and reinsurers on a worldwide basis. We define the Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. The Individual Risk segment currently provides insurance written on both an admitted basis and an excess and surplus lines basis, and also provides reinsurance on a quota share basis. Additionally, investment, financing and other corporate functions are included in "other". The Company does not currently allocate capital or assets by segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 hereof for segment data for the quarters ended March 31, 2004 and 2003.

9.	The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

RenaissanceRe's United States ("U.S.") subsidiaries and Lantana are subject to U.S. tax. The net deferred tax asset of $4.0 million is net of a $29.8 million valuation allowance. Net operating loss carryforwards and future tax deductions will be available to offset regular taxable U.S. income during the carryforward period (which expires during the period ranging from 2018 through 2023), subject to certain limitations.

10.	In March 2004, RenaissanceRe issued 10.0 million $1.00 par value Series C preference shares at $25 per share. The shares may be redeemed at $25 per share at RenaissanceRe's option on or after March 23, 2009. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08%, commencing June 1, 2004 when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, RenaissanceRe may redeem the shares prior to March 23, 2009 at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of RenaissanceRe.

11.	During the first quarter of 2004, RenaissanceRe amended its shareholders agreement with Top Layer Re, in respect of which we are obligated to make a capital contribution of up to $50.0 million to Top Layer Re in the event that a loss reduces Top Layer Re's capital below a specified level.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the quarters ended March 31, 2004 and 2003 and financial condition as of March 31, 2004. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We also caution readers regarding certain forward-looking statements made in this 10-Q and direct readers to the Safe Harbor Disclosure included in this Item 2.

GENERAL

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

Our expenses primarily consist of: 1) claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which consist principally of ceding commissions paid to ceding clients and brokerage expenses, and typically represent a negotiated percentage of the premiums on our reinsurance and insurance contracts written; 3) operational expenses which primarily consist of personnel expenses, rent and other operating expenses; and 4) interest and dividend costs related to our debt, preference shares and subordinated obligation to capital trust. Our operating and interest costs are relatively more fixed in nature and correlate less with the amount of our premiums written.

The operating results, also known as the underwriting results, of an insurance or reinsurance company are discussed frequently by reference to its claims and claim expense ratio, underwriting expense ratio and combined ratio. The claims and claim expense ratio is the result of dividing claims and claim expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (acquisition expenses and operational expenses) by net premiums earned. The combined ratio is the sum of the claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main components:

1)	Property catastrophe reinsurance written for our own account — our traditional core business. Our subsidiary, Renaissance Reinsurance, is one of the world's premier providers of this coverage. This coverage protects against large natural catastrophes, such as earthquakes and hurricanes, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' paid claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance written for our own account covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio includes various lines of business, such as catastrophe exposed workers' compensation, surety and terrorism. We believe that we are seen as a market leader in certain of these classes of business and that we have a growing reputation as a "first call" market in these lines.

3)	Through Renaissance Underwriting Managers, we pursue joint ventures and other structured relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; 2) specialized reinsurance transactions, such as offering non-traditional participations in our catastrophe portfolio; and 3) business development joint ventures directed at other classes of risk, where we partner with other market participants, including our investments in Channel Re, Platinum, and an investment in an entity specializing in the trading of commodities, securities and derivatives whose performance is sensitive to energy and/or weather, and other activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain specialized reinsurance transactions, are included in our Reinsurance segment results; Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is primarily produced through three distribution channels: 1) Program Managers — where we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) Quota Share Reinsurance — where we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions; and 3) Brokers — where we write primary insurance through brokers on a risk-by-risk basis.

Our Individual Risk business is written by the Glencoe Group through its operating subsidiaries Glencoe and Lantana, on an excess and surplus lines basis, and Stonington, on an admitted basis. We rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We oversee our third-party partners through an operations review team at Glencoe Group Services Inc., which conducts initial due diligence as well as ongoing monitoring.

New Business

In addition to the potential growth of our existing reinsurance and insurance businesses, from time to time, we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. This potential diversification includes opportunities to conduct targeted classes of non-catastrophe business, both directly for our own account and through possible new joint venture opportunities.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Claims and Claim Expense Reserves

We believe that the most significant accounting judgment made by management is our estimate of the claims and claim expense reserves. Claims reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is likely that the ultimate liability will exceed or be less than such estimates. It is also possible that this variance will be material. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation.

Adjustments to our prior year estimated ultimate claims reserves will impact our current year net income by increasing our net income if the prior year estimated ultimate claims reserves are determined to be overstated, or by reducing our net income if the prior year estimated ultimate claims reserves prove to be insufficient. During the quarters ended March 31, 2004 and 2003, changes to prior year estimated ultimate claims reserves had the following impact on our net income: during the first quarter of 2004, prior years estimated ultimate claims reserves were reduced by $21.7 million and accordingly, our 2004 first quarter net income was increased by $21.7 million; and during the first quarter of 2003, prior years estimated ultimate claims reserves were reduced by $11.7 million, and our 2003 first quarter net income was increased by $11.7 million. (Also see — "Reserves for Claims and Claim Expenses".)

For our property catastrophe reinsurance operations, we initially set our claims reserves based on case reserves and other reserve estimates reported by insureds and ceding companies. We then add to these case reserves our estimates for additional case reserves, and an estimate for incurred but not reported reserves ("IBNR"). These estimates are generally based upon our experience with similar claims, our knowledge of potential industry loss levels for each loss, and industry information which we gather and retain in our REMS© modeling system. The estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims. During 2003, with the accumulation of 10 years of historical information on our claims and claim expenses, we adopted a new system to reassess our property catastrophe reserves on our older accident years.

In reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines, and therefore we estimate our IBNR for these coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique, a widely used method for lines of business in which a company may have limited historical loss experience. The utilization of the Bornhuetter-Ferguson technique requires a company to estimate an ultimate claims and claim expense ratio and select an estimated loss reporting pattern for each line of business that it offers. The expected loss ratio is modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. This method gives more weight to the actual reported loss experience as the underwriting period matures. We select our estimates of the ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the coverages and terms of the coverages we offer.

Because any reserve estimate is simply an insurer's estimate of its ultimate liability, and because there are numerous factors which affect reserves but can not be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. During the remainder of 2004, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reduction to our older accident year reserves.

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

At March 31, 2004, our total gross reserves for claims and claim expenses was $1,013.4 million and our total estimated IBNR reserves were $659.5 million. A 5% change in such IBNR reserves would equate to a $33.0 million adjustment to claims and claim expenses incurred, which would represent 18.8% of our net income for the quarter ended March 31, 2004 and 1.2% of shareholders' equity at March 31, 2004.

Premiums

We recognize premiums as income over the terms of the related contracts and policies. Our written premiums are based on policy and contract terms and include estimates based on information received from both insureds and ceding companies. We record adjustment premiums in the period in which they occur.

We book premiums on non-proportional contracts in accordance with the contract terms. Premiums written on losses occurring contracts are typically earned over the contract period. Premiums on risks attaching contracts are generally earned as reported by the cedants, which may be over a period more than twice as long as the contract period. Management makes estimates based on judgment and historical experience for periods during which information has not yet been received. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded.

The minimum and deposit premium on excess policies are usually determined by the contract wording. In the absence of defined amounts in the contract, management estimates written premium on these contracts based on historical experience and judgment. Actual amounts are determined in subsequent periods based on actual exposures and any adjustments are recorded in the period in which they occur.

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers. Management estimates this premium based on discussions with ceding companies and program managers and also based on historical experience and judgment. Total premiums estimated at March 31, 2004 and 2003 were $67.7 million and $39.2 million, respectively.

We record ceded premiums on the same basis as assumed premiums. Reinstatement premiums are estimated by management, based on the contract terms, at the time of the loss occurrence giving rise to the reinstatement.

SUMMARY OF RESULTS OF OPERATIONS

For the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003

A summary of the significant components of our revenues and expenses is as follows:

Quarter ended March 31, 2004	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written	$660,350	$119,938	$—	$780,288
Net premiums written	$596,238	$109,783	—	$706,021
Net premiums earned	$208,793	$100,776	—	$309,569
Claims and claim expenses incurred	58,539	53,639	—	112,178
Acquisition expenses	23,811	34,220	—	58,031
Operational expenses	6,126	6,250	—	12,376
Underwriting income	$120,317	$6,667	—	126,984
Net investment income			35,050	35,050
Equity in earnings of unconsolidated ventures			6,520	6,520
Other income			1,109	1,109
Interest and preference share dividends			(11,375)	(11,375)
Minority interest — DaVinciRe			(17,990)	(17,990)
Other items, net			(2,465)	(2,465)
Net realized gains on investments			32,521	32,521
Net income available to common shareholders			$43,370	$170,354
Claims and claim expense ratio	28.0%	53.2%		36.2%
Underwriting expense ratio	14.3%	40.2%		22.8%
Combined ratio	42.3%	93.4%		59.0%

Quarter ended March 31, 2004	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written (1)	$621,324	$63,843	$—	$685,167

Net premiums written	$557,853	$32,517	—	$590,370

Net premiums earned	$200,433	$63,041	—	$263,474
Claims and claim expenses incurred	56,896	25,884	—	82,780
Acquisition expenses	22,857	19,276	—	42,133
Operational expenses	12,084	2,823	—	14,907

Underwriting income	$108,596	$15,058	—	123,654

Net investment income			31,434	31,434
Equity in earnings of unconsolidated ventures			6,068	6,068
Other expenses			(563)	(563)
Interest, preference share dividends, Capital Securities minority interest			(10,073)	(10,073)
Minority interest — DaVinciRe			(20,885)	(20,885)
Other items, net			538	538
Net realized gains on investments			21,112	21,112

Net income available to common shareholders			$27,631	$151,285
Claims and claim expense ratio	28.4%	41.1%		31.4%
Underwriting expense ratio	17.4%	35.1%		21.6%
Combined ratio	45.8%	76.2%		53.0%

(1)	Reinsurance segment gross premiums written excludes $4.7 million of premiums ceded from the Individual Risk segment.

Summary Overview

For the quarter ended March 31, 2004, our net earned premiums increased by $46.1 million or 17.5%. Although the Reinsurance segment net earned premiums increased by $8.4 million or 4.2%, the primary driver of the increase in net earned premiums was the $37.7 million or 59.9% increase in Individual Risk net earned premiums. This reflects the continuing growth of the Individual Risk segment operations over the past year, through both: 1) our program manager distribution channel, where we write primary insurance through specialized program managers; and 2) our quota share reinsurance distribution channel, where we write quota share reinsurance with primary insurers (see — "Underwriting Results" by segment below).

Our claims and claim expenses incurred have increased by $29.4 million or 35.5% over the first quarter of 2003. In addition, our claims and claim expense ratio has increased to 36.2% from 31.4%. This increase is in line with our expectations and is primarily due to the ongoing growth in our specialty reinsurance and Individual Risk business, each of which is expected to operate at higher loss ratios than our traditional property catastrophe business.

With our increase in premiums written and earned, we generally have also experienced increases in acquisition expenses.

Our businesses are characterized by seasonality and a high proportion of our gross written premiums are reported in the first quarter.

Underwriting Results by Segment

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our catastrophe reinsurance and specialty reinsurance business units and through joint ventures and other activities managed by Renaissance Underwriting Managers. Our Individual Risk segment provides primary insurance and quota share reinsurance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments.

A discussion of our underwriting results by segment is provided below. The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Reinsurance Segment

Our Reinsurance operations are comprised of three business units: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, also primarily written through Renaissance Reinsurance and DaVinci; and 3) certain activities of Renaissance Underwriting Managers.

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the quarters ended March 31, 2004 and 2003:

Quarters ended March 31,	2004	2003
(in thousands)

Property catastrophe premium (1)
Renaissance	$299,136	$308,719
DaVinci	103,196	106,816
Total property catastrophe premium	402,332	415,535
Specialty premium
Renaissance	230,455	186,082
DaVinci	27,563	19,707
Total specialty premium	258,018	205,789
Total Reinsurance gross premium written	$660,350	$621,324
Net premium written	$596,238	$557,853

Net premium earned — property catastrophe	$132,174	$119,141
Net premium earned — specialty	76,619	81,292
Total net premium earned	208,793	200,433
Claims and claim expenses incurred	58,539	56,896
Acquisition expenses	23,811	22,857
Operational expenses	6,126	12,084
Underwriting income	$120,317	$108,596
Claims and claim expenses incurred — current accident year	$75,410	$69,514
Claims and claim expenses incurred — prior years	(16,871)	(12,618)
Net claims and claim expenses incurred — total	$58,539	$56,896
Claims and claim expense ratio — accident year	36.1%	34.7%
Claims and claim expense ratio — calendar year	28.0%	28.4%
Underwriting expense ratio	14.3%	17.4%
Combined ratio	42.3%	45.8%

(1)	Excludes combined gross premiums assumed from the Individual Risk segment of $4.7 million for the quarter ended March 31, 2003.

Premiums

Property catastrophe — During the first quarter of 2004 our property catastrophe premiums declined by $13.2 million or 3.2%, primarily due to a declining price environment in which we accordingly chose not to renew certain policies. This declining price environment is the result of: 1) the relatively low level of catastrophe losses during 2002 and 2003; and 2) increased competition in the market. This reduction was in line with our expectations and, barring the occurrence of a large catastrophe loss, we expect that the pricing environment for the property catastrophe reinsurance market will remain under pressure for the remainder of 2004.

Specialty Reinsurance — During the first quarter of 2004 our specialty reinsurance premiums increased by $52.2 million or 25.4%. This increase was primarily due to our continued focus on a few targeted areas of this market and the hiring of additional resources in our specialty underwriting group, which has facilitated our expansion into select new lines of business.

Underwriting Results

The $11.7 million or 10.8% increase in our net underwriting income from our Reinsurance segment was primarily the result of two factors: 1) an increase in net earned premiums, primarily due to the increase in our specialty reinsurance premiums, partially offset by a decline in catastrophe premiums noted above; and 2) lower operating expenses, principally due to the benefit of a reversal of an accrual for incentive compensation expense. In future periods we would expect our expense ratio to return to higher levels.

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

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the quarters ended March 31, 2004 and 2003:

Quarters ended March 31,	2004	2003
(in thousands)

Gross premium written	$119,938	$63,843

Net premium written	$109,783	$32,517

Net premium earned	$100,776	$63,041
Claims and claim expenses incurred	53,639	25,884
Acquisition expenses	34,220	19,276
Operational expenses	6,250	2,823
Underwriting income	$6,667	$15,058
Claims and claim expenses incurred — current accident year	$58,457	$24,992
Claims and claim expenses incurred — prior years	(4,818)	892

Net claims and claim expenses incurred — total	$53,639	$25,884
Claims and claim expense ratio — accident year	58.0%	39.6%

Claims and claim expense ratio — calendar year	53.2%	41.1%
Underwriting expense ratio	40.2%	35.1%

Combined ratio	93.4%	76.2%

Premiums

The increase in gross written premiums from our Individual Risk operations of $56.1 million or 87.9% in the first quarter of 2004 was primarily the result of our addition of new programs and expansion of existing programs compared to the prior year, and continuing improvement in the market environment. We also continue to receive and evaluate opportunities to partner with program managers who are looking for high quality, stable companies with which to do business, and are actively seeking to consummate new programs in 2004, although we cannot assure you we will enter into a material amount of additional relationships.

Underwriting Results

The decrease in underwriting income from $15.1 million to $6.7 million was a result of the increase in the combined ratio from 76.2% to 93.4% reflecting both the growth in this business and the change in the mix of the business written. During 2003, the Individual Risk segment diversified from its principally property-based book of business by writing certain commercial liability coverages, including general, automobile and professional liability risks both on a quota-share basis and via the segment's program managers. Also, as our Individual Risk segment continues to grow, we are building out our infrastructure and resources which has caused an increase in the operating expenses of this segment.

Other Income (Expenses) and Equity in Earnings of Unconsolidated Ventures

The fee income, equity pick up and other items as reported in other income and in equity in earnings of unconsolidated ventures are detailed below:

Quarters ended March 31,	2004	2003
(in thousands)
Fee income	$1,115	$1,228
Other items	(6)	(1,791)
Total other income	1,109	(563)
Equity in earnings of unconsolidated ventures	6,520	6,068
Total	$7,629	$5,505

Our other income and equity in unconsolidated ventures is principally generated from the annual management fee we receive from Platinum, the equity pickup of our investment in our joint venture Top Layer Re, earnings from a joint venture focused on trading weather-sensitive commodities and securities, the underwriting of contracts related to physical variables, and other miscellaneous activities.

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

In February 2004 we consummated our $119.7 million investment in Channel Re. This investment has been reflected in the balance sheet under the caption "investments in other ventures, under the equity method", which also includes our investment in Top Layer Re. The earnings on our investment in Channel Re will be recorded one quarter in arrears; therefore the first quarterly earnings impact of this investment will be recorded in our consolidated statements of income in the second quarter.

Other Items

A description of the changes in other non-underwriting income and expense items is as follows:

•	Net investment income increased by $3.6 million to $35.1 million from $31.4 million due to an increase in our invested assets, partially offset by a decrease in interest rates.

•	The $1.3 million increase in interest, preferred share dividends, and, in 2003, Capital Securities minority interest is due to the issuance of the Series B preference shares and the 5.875% Senior Notes in January and February 2003, respectively. A full quarter of expense was included in the 2004 results whereas only a partial quarter of expense was included in the 2003 results. With the issuance of $250 million 6.08% Series C preference shares in March 2004, we expect the sum of these costs to increase during the remainder of 2004.

•	Minority interest — DaVinciRe decreased by $2.9 million, from $20.9 million to $18.0 million due to lower net income in DaVinciRe driven primarily by a higher loss ratio in the first quarter of 2004 compared to the first quarter of 2003. As discussed above in the Reinsurance segment underwriting results, DaVinciRe is writing relatively more specialty business, which normally produces higher claims and claim expenses incurred than the property catastrophe reinsurance business.

•	Our corporate expenses have increased, driven by factors including the costs of compliance with the requirements of the Sarbanes-Oxley Act and related regulation and developments, and as a result of the increased complexity and scale of our businesses, including higher staffing levels.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which requires our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At March 31, 2004, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,370.6 million, and the amount of capital and surplus required to be maintained was $363.5 million. Our U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. At March 31, 2004, the statutory capital and surplus of Stonington was $23.8 million and the amount of capital and surplus required to be maintained was $7.3 million.

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

CASH FLOWS

Cash flows from operations in the first three months of 2004 were $289.3 million, which principally consisted of net income (prior to dividends on preference shares) of $175.5 million, plus $418.5 million for increases in reserves for unearned premiums, partially offset by an increase of $266.2 million in premiums receivable.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

We have generated cash flows from operations in 2003 and the first three months of 2004, significantly in excess of our operating commitments. To the extent that capital is not utilized in our Reinsurance or Individual Risk segments, we will consider using such capital to invest in new opportunities. We would also consider returning capital to shareholders in the form of share repurchases under certain circumstances.

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

During 2003 and continuing in the first three months of 2004, we increased our specialty reinsurance and Individual Risk gross written premiums (see — "Summary of Results of Operations"). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates, as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

For our Reinsurance and Individual Risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of IBNR losses to us. Our case reserves and our estimates for IBNR reserves are based on 1) claims reports from insureds and program managers, 2) our underwriters' experience in setting claims reserves, 3) the use of computer models where applicable and 4) historical industry claims experience. For some classes of business we also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. (Also see — "Summary of Critical Accounting Policies and Estimates".)

CAPITAL RESOURCES

Our total capital resources as at March 31, 2004 and December 31, 2003 were as follows:

	At March 31,	At December 31,
(in thousands of U.S. dollars)	2004	2003
Common shareholders' equity	$2,240,733	$2,084,643
Preference shares	500,000	250,000
Total shareholders' equity	2,740,733	2,334,643
7.0% Senior Notes	150,000	150,000
5.875% Senior Notes	100,000	100,000
DaVinci revolving credit facility — borrowed	100,000	100,000
8.54% subordinated obligation to Capital Trust	103,093	103,093
Revolving credit facility — unborrowed	400,000	400,000
Total Capital Resources	$3,593,826	$3,187,736

During the first three months of 2004, our capital resources increased primarily as a result of: 1) our net income of $175.5 million; and 2) the issuance of $250 million of Series C preference shares.

In March 2004, we raised $250 million through the issuance of 10 million Series C preference shares, in February 2003, we raised $100 million through the issuance of 4 million Series B preference shares, and in November 2001, we raised $150 million through the issuance of 6 million Series A preference shares. The Series C, Series B and Series A preference shares may be redeemed at $25 per share at our option on or after March 23, 2009, February 4, 2008 and November 19, 2006, respectively; however, we have no current intentions to redeem the shares. Dividends on the Series C, Series B and Series A preference shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08%, 7.30% and 8.10%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submit any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series C, Series B and Series A preference shares prior to March 23, 2009, February 4, 2008 and November 19, 2006, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other of our securities.

In January 2003, RenaissanceRe issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, RenaissanceRe issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a "make-whole" premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at March 31, 2004.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During the first quarter of 2004 and 2003, RenaissanceRe did not purchase any of the Capital Securities. RenaissanceRe has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at March 31, 2004. The Capital Securities mature on March 1, 2027.

During 2002, DaVinciRe entered into a credit agreement providing for a $100 million committed revolving credit facility and borrowed the full $100 million available under this facility. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $400 million facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 1.97% during the first quarter of 2004 (2003 — 2.34%). The credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $230 million. At March 31, 2004, DaVinciRe was in compliance with the covenants of this agreement. The scheduled termination date under the credit agreement is April 19, 2005.

Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. At March 31, 2004, we had outstanding letters of credit aggregating $358.0 million. Also, in connection with our Top Layer Re joint venture we have committed $37.5 million of collateral to support a letter of credit.

Our principal letter of credit facility is a $600 million syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. ("RIHL"). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures also have the option to post alternative forms of collateral. In addition, for liquidity purposes, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and in the aggregate the net asset value of all unpledged RIHL shares must be maintained at least equal to 15% of all of the outstanding RIHL shares. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. In March 2004, the facility was increased to $600 million from $485 million and the term was extended to March 30, 2005.

During August 2003, we amended and restated our committed revolving credit agreement to increase the facility from $310 million to $400 million and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at March 31, 2004. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. The scheduled commitment termination date under the amended agreement is August 8, 2006.

SHAREHOLDERS' EQUITY

During the first three months of 2004, our consolidated shareholders' equity, including preference shares, increased by $406.1 million to $2.7 billion as of March 31, 2004, from $2.3 billion as of December 31, 2003. The significant components of the change in shareholders' equity included net income of $175.5 million and the issuance of $250 million of Series C preference shares.

INVESTMENTS AND CASH

At March 31, 2004, we held investments and cash totaling $4.7 billion, compared to $4.2 billion at December 31, 2003.

The table below shows the aggregate amounts of our invested assets:

	At March 31,	At December 31,
(in thousands of U.S. dollars)	2004	2003
Fixed maturity investments available for sale, at fair value	$3,115,232	$2,947,841
Short term investments	722,158	660,564
Other investments	448,227	369,242
Cash and cash equivalents	91,148	63,397
Total managed investments and cash	4,376,765	4,041,044
Equity investments in reinsurance company, at fair value	156,638	145,535
Investments in other ventures, under equity method	193,532	41,130
Total investments and cash	$4,726,935	$4,227,709

The $499.2 million growth in our total investments and cash for the three months ended March 31, 2004 resulted primarily from net cash provided by operating activities of $289.3 million and the proceeds from our sale of $250 million of Series C preference shares.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short-term notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly-rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At March 31, 2004, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA, an average duration of 2.1 years and an average yield to maturity of 2.6%.

The other investments consist mainly of investments in hedge funds, private equity funds, a fund that invests in senior secured bank loans, a high yield credit fund, an investment in a medium term note which represents an interest in a pool of European fixed income securities, and catastrophe bonds. During the quarter, the increase in such investments was primarily the result of additional investments in hedge funds and the fund that invests in senior secured bank loans. At March 31, 2004, we have committed capital to private equity partnerships of $138.8 million, of which $24.7 million has been contributed at March 31, 2004.

The equity investments in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a 10-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. At March 31, 2004, we own 9.2% of Platinum's outstanding common shares. We have recorded our investments in Platinum at fair value, and at March 31, 2004 the aggregate fair value was $156.6 million, compared to $145.5 million at December 31, 2003. The aggregate unrealized gain of $72.4 million on the Platinum investment is included in accumulated other comprehensive income, of which $29.3 million represents our estimate of the value of the warrant.

The investments in other ventures, under equity method primarily represents our investments in Channel Re, Top Layer Re and other unconsolidated ventures. The increase in this balance is primarily due to our $119.7 million funding of Channel Re in February 2004.

At March 31, 2004, $11.4 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1% of our total investments and cash.

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

NON-INDEMNITY INDEX TRANSACTIONS

We have assumed risk through derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During the first three months of 2004, we recorded a gain on non-indemnity index transactions of $0.5 million, compared to a loss of $1.2 million for the same period in 2003. We report these gains or losses in other income.

EFFECTS OF INFLATION

The effects of inflation could cause the severity of claims to rise in the future. The Company's estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as litigation costs and the costs of medical treatments. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. With respect to our catastrophe exposed businesses, the potential exists, after a catastrophe loss, for the development of inflationary pressures in a local or regional economy. The anticipated effects on us are considered in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of this post-event inflation on our results cannot be accurately known until claims are ultimately settled. Inflation could also impair the value of our investment assets.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of March 31, 2004, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At March 31, 2004, there have been no material changes in the Company's significant contractual obligations as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

CURRENT OUTLOOK

Although prices in the property insurance and reinsurance markets are beginning to decline, and the prices of the casualty insurance and reinsurance markets are flattening and in some cases are beginning to decline, we believe that the principal components of our operations continue to display strong fundamentals. We currently anticipate the following developments in our business:

Reinsurance segment

While pricing in the property markets generally increased significantly after the World Trade Center disaster, the property markets are becoming increasingly competitive, partially due to the lack of catastrophic losses during 2002 and 2003 and partially due to the increase in the new capital which entered the market subsequent to the World Trade Center disaster. Accordingly, we are currently expecting prices in these markets to decline. As a result, we expect that our property catastrophe reinsurance premium will decline because the declining price environment will result in fewer transactions that meet our hurdle rate.

Prices in the specialty markets, particularly certain segments of the casualty, catastrophe exposed workers' compensation and surety markets, are generally continuing to rise, although the rates of increases are slowing and in some cases there are price decreases. Additionally, we believe that, even after the recent price increases, there are still segments of the property and casualty markets that remain unattractive. However, as many companies continue to deal with legacy issues, such as reserves for asbestos, environmental and casualty coverages of the late 1990's, we believe segments of the market could stay firm for the near future and offer us opportunities to grow our books of businesses. We expect that our specialty reinsurance premium will continue to increase both as a function of increasing prices and additions to our specialty underwriting staff.

Individual Risk segment

We expect prices in the property insurance markets to decrease in 2004, and prices in certain specialty casualty insurance markets to continue to increase in 2004. Accordingly, in 2004 we expect our property insurance premiums to decrease and our premiums from the casualty insurance market to increase. Also, we believe that our infrastructure, our strong credit ratings and our financial strength will enable us to attract additional program managers who control attractive books of business and who, among other things, are currently concerned with the credit ratings of their current insurance carriers. Because of these opportunities, we believe that our premiums in our Individual Risk segment for the full year 2004 will increase as compared with the total Individual Risk premiums for 2003.

Recognizing that there are many segments of the casualty market that remain unattractive even after recent price increases, we intend to be selective and write business only in those segments that we believe can produce an acceptable return on capital.

New Business

We believe that our position in the reinsurance and insurance markets we target is increasingly strong as a result of our reputation for service, prompt claims payments, proprietary analytic tools and financial strength. Additionally, the long term credit quality of insurance and reinsurance companies, and the related credit ratings of those companies are becoming an increasing concern of many insurance and reinsurance customers. We believe that these factors will continue to offer opportunities to companies such as ours with strong credit ratings, a seasoned management team, and a history of successful performance.

The current market environment is also providing us with increased opportunities for our joint venture and structured product initiatives. In evaluating these initiatives, we may consider opportunities in our existing areas of business, in other areas of the insurance and reinsurance markets, or in other financial markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition. It is also possible that new ventures we pursue will have different return characteristics than our traditional businesses, including greater volatility.

Safe Harbor Disclosure

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

In particular, statements using words such as "may", "should", "estimate", "expect", "anticipate", "intends", "believe", "predict" or words of similar import generally involve forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that its objectives or plans will be achieved. Numerous factors could cause the Company's actual results to differ materially from those addressed by the forward-looking statements, including the following:

1.	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates;

2.	risks associated with implementing our business strategies and initiatives for organic growth, including risks relating to managing that growth;

3.	risks associated with the growth of our specialty reinsurance and Individual Risk businesses, particularly the development of our infrastructure to support this growth;

4.	risks relating to our strategy of relying on program managers, third party administrators, and other vendors to support our Individual Risk operations;

5.	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

6.	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

7.	acts of terrorism, war or political unrest;

8.	the inherent uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

9.	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

10.	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

11.	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

12.	extraordinary events affecting our clients, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

13.	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance and Glencoe, are subject to U.S. taxation;

14.	the lowering or loss of any of the financial or claims-paying ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

15.	loss of services of any one of our key executive officers;

16.	risks relating to the collectibility of our reinsurance, including both our Reinsurance and Individual Risk operations, as well as risks relating to the availability of coverage from creditworthy providers;

17.	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third party payments for which we might be liable;

18.	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, and the risk of increased global regulation of the insurance and reinsurance industry;

19.	the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the U.S. or other jurisdictions in which we operate; and

20.	actions of competitors, including industry consolidation, the launch of new entrants and the development of competing financial products.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, equity risk, foreign currency risk and credit risk. The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options and foreign currency forward contracts for purposes other than trading. The Company anticipates that any such investments would be limited to duration management, foreign currency exposure management or to obtain an exposure to a particular financial market.

Interest Rate Risk

Our investment portfolio includes fixed maturity investments available for sale and short-term investments, whose market values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through means including industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio.

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.1%, which equated to a decrease in market value of approximately $80.6 million on a portfolio valued at $3,837.4 million at March 31, 2004. At December 31, 2003, the decrease in total return would have been 2.0%, which equated to a decrease in market value of approximately $72.2 million on a portfolio valued at $3,608.4 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Equity Risk

We are exposed to equity price risk due to our investment in the common shares and warrant to purchase additional common shares of Platinum (see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Investments"), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from the adverse changes in Platinum's common stock. The aggregate fair value of this investment in Platinum was $156.6 million as at March 31, 2004 compared to $145.5 million as at December 31, 2003. A hypothetical 10% decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $19.6 million decline in fair value, which would be recorded in net unrealized gains (losses) on securities and included in other comprehensive income in shareholders' equity.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements.

Our foreign currency policy is generally to hold foreign currency assets, including cash, investments and receivables, that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. We may have short-term accumulations of non-dollar assets or liabilities. All changes in exchange rates are recognized currently in our statements of income. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. As of March 31, 2004, the Company had notional exposure of $105.0 million related to foreign currency forward and option contracts. These contracts are recorded at fair value which is determined principally by obtaining quotes from independent dealers and counterparties. The fair value of these contracts as of March 31, 2004 was a liability of $0.3 million. The Company had no investments in these foreign currency derivative instruments as of December 31, 2003.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, and to a lesser extent, reinsurance premiums receivable and ceded reinsurance balances. At March 31, 2004, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit default swaps to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At March 31, 2004, the maximum payments we were obligated to make under these credit default swaps was $7.0 million. We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet, at March 31, 2004 was a liability of $3.2 million. During the first quarter of 2004, we recorded losses of $0.1 million in our consolidated statement of income, which are included in the $3.2 million liability on the balance sheet at March 31, 2004. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. The Company had no investments in credit derivatives at March 31, 2004.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls:    We have designed various disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this quarterly report, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on financial statements.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at March 31, 2004, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are, from time to time, a party to litigation and arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes, and regulatory or governmental inquiries. While any proceeding contains an element of uncertainty, we believe that we are not presently a party to any such litigation or arbitration that is likely to have a material adverse effect on our business or operations.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Below is a summary of stock repurchases for the quarter ended March 31, 2004 (in thousands, except average price per share). RenaissanceRe's Board has authorized a share repurchase program of $150 million. No shares were repurchased under this program in the quarter ended March 31, 2004. See Note 6 for information regarding RenaissanceRe's stock repurchase plan.

	Shares purchased	Average price per share	Maximum shares still available for repurchase
Beginning shares available to be repurchased	—	—	2,916
January 1 – 31, 2004	—	—	N/A
February 1 – 29, 2004
From employees(2)	33	$51.51	N/A
Open market	—	—	N/A
March 1 – 31, 2004	—	—	N/A
Total	33	$51.51	2,916

1.	Calculated with reference to the closing price of RenaissanceRe's common shares on May 7, 2004.

2.	These repurchases exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

Item 3 — Defaults Upon Senior Securities

            None

Item 4 — Submission of Matters to a Vote of Security Holders

            None

Item 5 — Other Information

            None

Item 6 — Exhibits and Reports on Form 8-K

a.    Exhibits:

10.1	Certificate of Designation, Preferences and Rights of 6.08% Series C preference shares (Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 18, 2004).
10.2	First Amended and Restated Reimbursement Agreement, dated as of March 31, 2004, among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, National Australia Bank, Ltd., ING Bank, N.V., London Branch and Barclays Bank PLC.

31.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b.    Current Reports on Form 8-K:

On February 4, 2004, the Company furnished a report on Form 8-K containing the Company's press release, issued on February 3, 2004, reporting its preliminary results for its fourth quarter ended December 31, 2003. In accordance with Item 12 of Form 8-K, the Form 8-K and the press release attached as an exhibit thereto were furnished and not filed with the Securities and Exchange Commission.

On February 17, 2004, the Company filed a report on Form 8-K with respect to the Company's investment in Channel Re.

On March 18, 2004, the Company filed a report on Form 8-K with respect to the sale of 10,000,000 6.08% Series C preference shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.
By: /s/ John M. Lummis
John M. Lummis Executive Vice President and Chief Financial Officer

Date:        May 10, 2004