Form 10-Q
period 2004-06-30
RENAISSANCERE HOLDINGS LTD
filed 2004-08-09
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004
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
Yes (X) No ( )

The number of outstanding shares of RenaissanceRe Holdings Ltd.'s common shares, par value US $1.00 per share, as of July 31, 2004 was 70,775,614.

Total number of pages in this report: 39

RenaissanceRe Holdings Ltd.

Part I — Financial Information

Item 1 — Financial Statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars)

	At
	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value	$3,117,925	$2,947,841
Short term investments	1,009,011	660,564
Other investments	503,884	369,242
Cash and cash equivalents	74,130	63,397
Total managed investment portfolio and cash	4,704,950	4,041,044
Equity investments in reinsurance company, at fair value	147,962	145,535
Investments in other ventures, under equity method	178,052	41,130
Total investments and cash	5,030,964	4,227,709
Premiums receivable	404,676	167,996
Ceded reinsurance balances	88,326	56,852
Losses recoverable	90,055	149,201
Accrued investment income	31,811	22,793
Deferred acquisition costs	107,718	75,261
Other assets	39,498	29,890
Total assets	$5,793,048	$4,729,702
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses	$1,100,159	$977,892
Reserve for unearned premiums	696,608	349,824
Debt	350,000	350,000
Subordinated obligation to capital trust	103,093	103,093
Reinsurance balances payable	88,741	131,629
Net payable on investments purchased	166,772	—
Other liabilities	88,773	52,123
Total liabilities	2,594,146	1,964,561
Minority Interest – DaVinciRe	398,214	430,498
Shareholders' Equity
Preference shares	500,000	250,000
Common shares and additional paid-in capital	308,852	314,414
Accumulated other comprehensive income	75,168	113,382
Retained earnings	1,916,668	1,656,847
Total shareholders' equity	2,800,688	2,334,643
Total liabilities, minority interest, and shareholders' equity	$5,793,048	$4,729,702

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Income
For the three and six month periods ended June 30, 2004 and 2003
(in thousands of United States Dollars, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	2004	2003	2004	2003
Revenues
Gross premiums written	$326,876	$212,560	$1,107,164	$897,727
Net premiums written	$262,842	$160,223	$968,863	$750,593
Decrease (increase) in unearned premiums	81,142	115,312	(315,310)	(211,584)
Net premiums earned	343,984	275,535	653,553	539,009
Net investment income	29,833	34,109	64,883	65,543
Net foreign exchange gains	786	7,640	2,873	11,591
Equity in earnings of unconsolidated ventures	4,923	6,493	11,443	12,561
Other income (loss)	(689)	745	420	182
Net realized gains (losses) on investments	(26,920)	49,660	5,601	70,772
Total revenues	351,917	374,182	738,773	699,658
Expenses
Claims and claim expenses incurred	120,737	100,076	232,915	182,856
Acquisition expenses	64,047	40,704	122,078	82,837
Operational expenses	16,502	16,332	28,878	31,239
Corporate expenses	4,986	4,677	9,538	8,145
Interest expense	6,334	5,335	12,605	9,834
Total expenses	212,606	167,124	406,014	314,911
Income before minority interest and taxes	139,311	207,058	332,759	384,747
Minority interest – Capital Securities	—	1,827	—	3,282
Minority interest – DaVinciRe	14,492	20,150	32,482	41,035
Income before taxes	124,819	185,081	300,277	340,430
Income tax benefit	—	—	—	55
Net income	124,819	185,081	300,277	340,485
Dividends on preference shares	8,609	4,917	13,713	9,036
Net income available to Common Shareholders	$116,210	$180,164	$286,564	$331,449
Net income available to common shareholders per Common Share – basic	$1.67	$2.62	$4.12	$4.82
Net income available to common shareholders per Common Share – diluted	$1.62	$2.54	$4.00	$4.68

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2004 and 2003
(in thousands of United States Dollars)
(Unaudited)

	2004	2003
Preference Shares
Balance — January 1	$250,000	$150,000
Issuance of Preference Shares	250,000	100,000
Balance — June 30	500,000	250,000
Common Stock and additonal paid-in capital
Balance — January 1	314,414	320,936
Exercise of options, and issuance of stock and restricted stock awards	2,620	6,939
Offering expenses	(8,182)	(3,150)
Reversal of unearned stock grant compensation	—	(18,468)
Balance — June 30	308,852	306,257
Unearned stock grant compensation
Balance — January 1	—	(18,468)
Reversal of unearned stock grant compensation	—	18,468
Balance — June 30	—	—
Accumulated other comprehensive income
Balance — January 1	113,382	95,234
Net unrealized gains (losses) on securities, net of adjustment (see disclosure below)	(38,214)	17,713
Balance — June 30	75,168	112,947
Retained earnings
Balance — January 1	1,656,847	1,094,333
Net income	300,277	340,485
Dividends paid on Common Shares	(26,743)	(21,021)
Dividends paid on Preference Shares	(13,713)	(9,036)
Balance — June 30	1,916,668	1,404,761
Total Shareholders' Equity	$2,800,688	$2,073,965
Comprehensive income (1)
Net income	$300,277	$340,485
Other comprehensive income (loss)	(38,214)	17,713
Comprehensive income	$262,063	$358,198
Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during period	$(32,613)	$88,485
Net realized gains included in net income	(5,601)	(70,772)
Change in net unrealized gains (losses) on securities	$(38,214)	$17,713

(1)	Comprehensive income was $81.4 million and $202.0 million for the quarters ended June 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2004 and 2003
(in thousands of United States Dollars)
(Unaudited)

	2004	2003
Cash flows provided by operating activities
Net income	$300,277	$340,485
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	9,407	6,546
Net unrealized gains included in investment income	(4,906)	(9,381)
Net realized investment gains	(5,601)	(70,772)
Equity in earnings of unconsolidated ventures	(11,443)	(12,561)
Minority interest	32,482	41,035
Change in:
Premiums receivable	(236,680)	(181,653)
Ceded reinsurance balances	(31,474)	(10,025)
Deferred acquisition costs	(32,457)	(30,893)
Reserve for claims and claim expenses, net	181,413	162,570
Reserve for unearned premiums	346,784	221,762
Reinsurance balances payable	(42,888)	27,074
Other	15,325	(15,325)
Net cash provided by operating activities	520,239	468,862

Cash flows used in investing activities
Net purchases of short-term investments	(348,447)	(564,688)
Net purchases of other investments	(129,736)	(51,443)
Net sales (purchases) of investments in other ventures	(125,479)	22,685
Proceeds from sales of investments	8,885,301	6,128,817
Purchases of investments available for sale	(8,931,712)	(6,172,108)
Net cash used in investing activities	(650,073)	(636,737)

Cash flows provided by financing activities
Sale of preference shares, net of expenses	242,259	96,850
DaVinciRe share repurchase	(61,236)	—
Dividends paid — common shares	(26,743)	(21,021)
Dividends paid — preference shares	(13,713)	(9,036)
Issuance of senior debt, net of expenses	—	99,144
Payment of bank loan — Glencoe U.S.	—	(25,000)
Net cash provided by financing activities	140,567	140,937
Net increase (decrease) in cash and cash equivalents	10,733	(26,938)
Cash and cash equivalents, beginning of period	63,397	87,067
Cash and cash equivalents, end of period	$74,130	$60,129

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

RenaissanceRe Holdings Ltd. ("RenaissanceRe" or the "Company"), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). The results of DaVinci, and the results of DaVinci's parent, DaVinciRe Holdings Ltd. ("DaVinciRe"), are consolidated in the Company's financial statements. Renaissance Underwriting Managers, Ltd. ("Renaissance Underwriting Managers"), a wholly-owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company's Individual Risk operations include direct insurance written on both an admitted basis through Stonington Insurance Company ("Stonington"), and on an excess and surplus lines basis through Glencoe Insurance Ltd. ("Glencoe") and Lantana Insurance Ltd. ("Lantana"), and also provide reinsurance coverage, principally on a quota share basis, which is analyzed on an individual risk basis.

All intercompany transactions and balances have been eliminated on consolidation.

The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinciRe. Minority interests represent the interests of external parties with respect to net income and shareholders' equity of DaVinciRe. The Company also invests in certain other investments, including an investment in ChannelRe Holdings Ltd. ("Channel Re"), which is reported using the equity method, and an investment in Platinum Underwriters Holdings, Ltd. ("Platinum"), which is publicly traded and reported at fair value.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third-party reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $106.8 million and $137.0 million for the six month periods ended June 30, 2004 and 2003, respectively. In addition to loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses which are unrecoverable when losses are ceded to other reinsurance contracts.

Total recoveries netted against claims and claim expenses incurred for the six months ended June 30, 2004 were $18.3 million compared to $13.0 million for the six months ended June 30, 2003.

3.	Effective December 31, 2003, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires consolidation of all Variable Interest Entities ("VIE") by the investor that will absorb a majority of the VIE's expected losses or residual returns. RenaissanceRe Capital Trust (the "Capital Trust") was determined to be a VIE under FIN 46 and the Company was determined not to be the primary beneficiary of the Capital Trust. Accordingly, the Capital Trust was deconsolidated effective December 31, 2003. As a result, the accounts of the Capital Trust, principally the Capital Securities previously classified as minority interest, are not included in our consolidated balance sheet at June 30, 2004 and December 31, 2003. Our $103.1 million subordinated obligation to the Capital Trust, previously eliminated in consolidation, is recorded on our consolidated balance sheet at June 30, 2004 and December 31, 2003 as a liability. The dividends from the Capital Trust that were previously reported as minority interest expense — Capital Securities have been reclassified with effect from December 31, 2003 and the dividends are currently reflected as interest expense.

4.	Effective June 30, 2004, we adopted the recognition and measurement guidance of EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF O3-01 is applicable to our debt and equity securities within the scope of Statement 115 that are classified as available for sale. EITF 03-01 provides guidance as to when an investment is considered impaired, whether the impairment is other than temporary and determining the amount of the impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of EITF 03-01 did not have a material impact on our financial condition and results of operations. In accordance with EITF 03-01, we will adopt the disclosure provisions for our annual financial statements.

5.	Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per share:

Three months ended June 30,	2004	2003
(in thousands of U.S. dollars except share and per share data)
Numerator:
Net income available to common shareholders	$116,210	$180,164
Denominator:
Denominator for basic earnings per common share – Weighted average common shares	69,663,586	68,913,845
Per common share equivalents of employee stock options and restricted shares	2,019,615	2,141,980
Denominator for diluted earnings per common share – Adjusted weighted average common shares and assumed conversions	71,683,201	71,055,825
Basic earnings per common share	$1.67	$2.62
Diluted earnings per common share	$1.62	$2.54

Six months ended June 30,	2004	2003
(in thousands of U.S. dollars except share and per share data)
Numerator:
Net income available to common shareholders	$286,564	$331,449
Denominator:
Denominator for basic earnings per common share – Weighted average common shares	69,553,758	68,753,500
Per common share equivalents of employee stock options and restricted shares	2,083,785	2,056,556
Denominator for diluted earnings per common share – Adjusted weighted average common shares and assumed conversions	71,637,543	70,810,056
Basic earnings per common share	$4.12	$4.82
Diluted earnings per common share	$4.00	$4.68

6.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.19 per share to shareholders of record on each of March 9 and June 1, 2004. A dividend of $0.19 per share has been declared, payable on September 1, 2004 to shareholders of record on September 1, 2004.

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

Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, "Accounting for Stock-Based Compensation — Transition and Disclosure," compensation cost recognized in 2003 includes all employee awards granted, modified, or settled after the beginning of the fiscal year. Results for prior periods have not been restated. The following tables illustrate the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

Three months ended June 30,	2004	2003
(in thousands of U.S. dollars, except per share data)
Net income available to common shareholders, as reported	$116,210	$180,164
add: stock based employee compensation cost included in determination of net income	3,906	3,078
less: fair value compensation cost under SFAS 123	4,532	4,343
Pro forma net income available to common shareholders	$115,584	$178,899
Earnings per share
Basic – as reported	$1.67	$2.62
Basic – pro forma	$1.66	$2.60
Diluted – as reported	$1.62	$2.54
Diluted – pro forma	$1.61	$2.52

Six months ended June 30,	2004	2003
(in thousands of U.S. dollars, except per share data)
Net income available to common shareholders, as reported	$286,564	$331,449
add: stock based employee compensation cost included in determination of net income	7,366	5,201
less: fair value compensation cost under SFAS 123	9,025	7,660
Pro forma net income available to common shareholders	$284,905	$328,990
Earnings per share
Basic – as reported	$4.12	$4.82
Basic – pro forma	$4.10	$4.79
Diluted – as reported	$4.00	$4.68
Diluted – pro forma	$3.98	$4.65

8.	In March 2004, RenaissanceRe issued 10,000,000 $1.00 par value Series C preference shares at $25 per share. The shares may be redeemed at $25 per share at RenaissanceRe's option on or after March 23, 2009. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08% when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, RenaissanceRe may redeem the shares prior to March 23, 2009 at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of RenaissanceRe.

9.	During the first quarter of 2004, RenaissanceRe amended its shareholders' agreement with Top Layer Re, and as a result RenaissanceRe is obligated to make a mandatory capital contribution of up to $50.0 million to Top Layer Re in the event that a loss reduces Top Layer Re's capital below a specified level.

10.	On July 29, 2004, the Company filed a Proxy Statement on Schedule 14A relating to a Special General Meeting of Shareholders to be held on August 31, 2004. At the Special Meeting, shareholders will be asked to approve the Company's 2004 Stock Incentive Plan ("The 2004 Plan"), which has been approved by the Company's Board of Directors as a means of retaining key executive personnel. Under The 2004 Plan, options in respect of 6,000,000 common shares could be issued, but exclusively at a price not less than 150% of fair market value at the time of grant. The 2004 Plan also provides that all of such options will not vest prior to the fourth anniversary of the date of grant.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2004 and 2003 and financial condition as of June 30, 2004. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We also caution readers regarding certain forward-looking statements made in this 10-Q and direct readers to the Safe Harbor Disclosure included in this filing.

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

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains and losses from investments; and 3) other income received from our joint ventures and other structured products.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main components:

1)	Property catastrophe reinsurance written for our own account — our traditional core business. Our subsidiary, Renaissance Reinsurance, is one of the world's premier providers of this coverage. This coverage protects against large natural catastrophes, such as earthquakes and hurricanes, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' paid claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance written for our own account covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio includes various lines of business, such as catastrophe exposed workers' compensation, surety and terrorism. We believe that we are seen as a market leader in certain of these classes of business and that we have a growing reputation as a "first call" market in these lines.

3)	Through Renaissance Underwriting Managers, we pursue joint ventures and other structured relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; 2) specialized reinsurance transactions, such as offering non-traditional participations in our catastrophe portfolio; and 3) investments in initiatives directed at other classes of risk, where we partner with other market participants, such as our investments in Channel Re and Platinum. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain specialized reinsurance transactions, are included in our Reinsurance segment results; Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is written by the Glencoe Group through its operating subsidiaries Glencoe and Lantana, on an excess and surplus lines basis, and Stonington, on an admitted basis. We rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We oversee our third-party partners through an operations review team at Glencoe Group Services Inc., which conducts initial due diligence as well as periodic reviews.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Claims and Claim Expense Reserves

We believe that the most significant accounting judgment made by management is our estimate of our claims and claim expense reserves. Claims reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is likely that the ultimate liability will exceed or be less than such estimates. It is also possible that this variance will be material. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other variable factors such as inflation. Generally, the uncertainty inherent in the reserving process is even greater for reinsurance operations, which constitute the majority of our business, than it is for primary insurance operations. This is largely (but not exclusively) because of the dependence on information from the ceding company, the time lag inherent in reporting information from the primary insurer to the reinsurer, and differing reserving practices among ceding companies.

Adjustments to our prior year estimated ultimate claims reserves will impact our current year net income by increasing our net income if the prior year estimated ultimate claims reserves are determined to be overstated, or by reducing our net income if the prior year estimated ultimate claims reserves prove to be insufficient. During the six months ended June 30, 2004 and 2003, changes to prior year estimated ultimate claims reserves had the following impact on our net income: during the first six months of 2004, prior years estimated ultimate claims reserves were reduced by $51.4 million and accordingly, our net income for the first six months of 2004 was increased by $51.4 million; and during the first six months of 2003, prior years estimated ultimate claims reserves were reduced by $24.4 million, and our net income for the first six months of 2003 was increased by $24.4 million. (Also see — "Reserves for Claims and Claim Expenses")

For our property catastrophe reinsurance operations, we initially set our claims reserves based on case reserves and other reserve estimates reported by insureds and ceding companies. We then add to these case reserves, our estimates for additional case reserves, and an estimate for incurred but not reported reserves ("IBNR"). These estimates are generally based upon our experience with similar claims, our knowledge of potential industry loss levels for each loss, and industry information which we gather and retain in our REMS© modeling system. The estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims. During 2003, with the accumulation of 10 years of historical information on our claims and claim expenses, we adopted a new system to reassess our property catastrophe reserves on our older accident years.

The uncertainty inherent in loss estimation is greater for the casualty coverages we offer through our Specialty Reinsurance and Individual Risk operations, because these coverages are subject to greater uncertainties, over a longer period of time, relating to factors such as economic inflation and changes in the social and legal environment. In reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines. We estimate our IBNR for these coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique, a widely used method for lines of business in which a company may have limited historical loss experience. The utilization of the Bornhuetter-Ferguson technique requires a company to estimate an ultimate claims and claim expense ratio and select an estimated loss reporting pattern for each line of business that it offers. The expected loss ratio is modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. This method gives more weight to the actual reported loss experience as the underwriting period matures. We select our estimates of the ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the coverages and terms of the coverages we offer.

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

At June 30, 2004, our total gross reserves for claims and claim expenses was $1,100.2 million and our estimated IBNR reserve was $739.2 million. A 5% change in such IBNR reserves would equate to a $37.0 million adjustment to claims and claim expenses incurred, which would represent 1.3% of shareholders' equity at June 30, 2004.

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

The minimum and deposit premium on excess policies are usually set in the language of the contract. In the absence of defined amounts in the contract, management estimates written premium on these contracts based on historical experience and judgment. Actual amounts are determined in subsequent periods based on actual exposures and any adjustments are recorded in the period in which they occur.

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers. Management estimates this premium based on discussions with ceding companies and program managers and also based on historical experience and judgment. Total premiums estimated for the six months ended June 30, 2004 and 2003 were $30.1 million and $84.1 million, respectively.

We record ceded premiums on the same basis as assumed premiums. Reinstatement premiums are estimated by management, based on the contract terms, at the time of the loss occurrence giving rise to the reinstatement.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

A summary of the significant components of our revenues and expenses is as follows:

Three months ended June 30, 2004	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written (1)	$215,284	$111,592	$—	$326,876
Net premiums written	$153,162	$109,680	—	$262,842
Net premiums earned	$235,862	$108,122	—	$343,984
Claims and claim expenses incurred	65,016	55,721	—	120,737
Acquisition expenses	27,936	36,111	—	64,047
Operational expenses	10,624	5,878	—	16,502
Underwriting income	$132,286	$10,412	—	142,698
Net investment income			29,833	29,833
Equity in earnings of unconsolidated ventures			4,923	4,923
Other income (loss)			(689)	(689)
Interest and preference share dividends			(14,943)	(14,943)
Minority interest — DaVinciRe			(14,492)	(14,492)
Other items, net			(4,200)	(4,200)
Net realized losses on investments			(26,920)	(26,920)
Net income available to common shareholders			$(26,488)	$116,210
Claims and claim expense ratio	27.6%	51.6%		35.1%
Underwriting expense ratio	16.3%	38.8%		23.4%
Combined ratio	43.9%	90.4%		58.5%

(1)	Reinsurance segment gross premiums written excludes $0.8 million of premiums ceded from the Individual Risk segment.

Three months ended June 30, 2003	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written (1)	$114,872	$97,688	$—	$212,560
Net premiums written	$65,424	$94,799	—	$160,223
Net premiums earned	$208,905	$66,630	—	$275,535
Claims and claim expenses incurred	61,100	38,976	—	100,076
Acquisition expenses	22,220	18,484	—	40,704
Operational expenses	13,107	3,225	—	16,332
Underwriting income	$112,478	$5,945	—	118,423
Net investment income			34,109	34,109
Equity in earnings of unconsolidated ventures			6,493	6,493
Other income (loss)			745	745
Interest, preference share dividends, Capital Securities minority interest			(12,079)	(12,079)
Minority interest — DaVinciRe			(20,150)	(20,150)
Other items, net			2,963	2,963
Net realized gains on investments			49,660	49,660
Net income available to common shareholders			$61,741	$180,164
Claims and claim expense ratio	29.2%	58.5%		36.3%
Underwriting expense ratio	16.9%	32.6%		20.7%
Combined ratio	46.1%	91.1%		57.0%

(1)	Reinsurance segment gross premiums written excludes $1.0 million of premiums ceded from the Individual Risk segment.

Summary Overview

For the three months ended June 30, 2004, our gross premiums written increased by $114.3 million or 53.8% compared to the same period in 2003, primarily due to certain timing differences of recording our property catastrophe premiums and an increase in certain lines of our specialty reinsurance premiums (see -— "Reinsurance" segment below).

Our net earned premiums increased by $68.4 million or 24.8% primarily as a result of the increases in gross premiums written noted above and also the growth in our net written premiums that we experienced in 2003.

The decline in our investment income was primarily due to a decrease in our return from our hedge fund and private equity investments.

Our net income was also negatively impacted by the $76.6 million decrease in net realized gains and losses on investments principally resulting from the rising interest rate environment of the second quarter. We do not view these gains and losses as part of our primary operating results since they result from the normal turnover of the investments in our investment portfolio and the realized gains or losses are typically the result of the prevailing investment market conditions which we have no ability to influence.

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

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the three months ended June 30, 2004 and 2003:

Three months ended June 30,	2004	2003
(in thousands)
Property catastrophe premium (1)
Renaissance	$120,405	$64,211
DaVinci (2)	29,885	16,402
Total property catastrophe premium	150,290	80,613
Specialty premium
Renaissance	60,675	33,557
DaVinci	4,319	702
Total specialty premium	64,994	34,259
Total Reinsurance gross premium written	$215,284	$114,872
Net premium written	$153,162	$65,424
Net premium earned — property catastrophe	$121,958	$116,939
Net premium earned — specialty	113,904	91,966
Total net premium earned	235,862	208,905
Claims and claim expenses incurred	65,016	61,100
Acquisition expenses	27,936	22,220
Operational expenses	10,624	13,107
Underwriting income	$132,286	$112,478
Claims and claim expenses incurred — current accident year	$92,375	$66,270
Claims and claim expenses incurred — prior years	(27,359)	(5,170)
Net claims and claim expenses incurred — total	$65,016	$61,100
Claims and claim expense ratio — accident year	39.2%	31.7%
Claims and claim expense ratio — calendar year	27.6%	29.2%
Underwriting expense ratio	16.3%	16.9%
Combined ratio	43.9%	46.1%

(1)	Excludes combined gross premiums assumed from the Individual Risk segment of $0.8 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively.

(2)	Excludes premiums ceded to Renaissance of $3.5 million for the three months ended June 30, 2004.

Premiums

Property catastrophe — During the second quarter of 2004 our property catastrophe premiums increased by $69.7 million or 86.4%, primarily due to timing differences in the booking of premiums in 2004 versus 2003. We expect a portion of these timing differences to cause a decrease in our reported property catastrophe gross premiums written in the third quarter of 2004. These timing differences were primarily caused by: 1) late signings of second quarter 2003 premiums which were recorded in the third quarter of 2003 but were not delayed in 2004, and were therefore reported in the second quarter of 2004; 2) the late reporting of certain premiums incepting in the first quarter of 2004, but not recorded until the second quarter of 2004; and 3) an increase in the number of reinsurance programs restructured during the quarter.

Offsetting the impact of these timing differences, we continue to see price declines, and increasingly we have had to turn down business that does not meet our return requirements. We believe this declining price environment is the result of the relatively low level of catastrophe losses during 2002 and 2003 and increased competition in the market. Barring the occurrence of a large catastrophe loss or other dislocating event, we expect that the pricing environment for the property catastrophe reinsurance market will remain under pressure for the remainder of 2004.

Specialty Reinsurance — During the second quarter of 2004 we experienced strong growth in our specialty reinsurance premiums, which increased by $30.7 million or 89.7%. This increase was primarily due to higher-than-expected growth across several of our existing lines of business, supported by our increased professional staff and market presence. We continue to focus on a few targeted areas of this market.

Underwriting Results

The $19.8 million or 17.6% increase in our net underwriting income from our Reinsurance segment was primarily the result of two factors: 1) an increase in net earned premiums, primarily due to the growth in written premiums during 2003; and 2) lower operating expenses, principally due to the reversal of an executive bonus accrual.

Also affecting our underwriting results is the increase in our accident year loss ratio. The accident year loss ratio increased due to the growth in our specialty reinsurance book of business, which in most years we would expect to produce a higher loss ratio than our property catastrophe book of business. Partially offsetting this increase are greater reductions of loss reserves related to older accident years which are the result of the reduced level of paid and reported losses from both our property catastrophe and specialty reinsurance books of business.

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

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the three months ended June 30, 2004 and 2003:

Three months ended June 30,	2004	2003
(in thousands)
Gross premium written	$111,592	$97,688
Net premium written	$109,680	$94,799
Net premium earned	$108,122	$66,630
Claims and claim expenses incurred	55,721	38,976
Acquisition expenses	36,111	18,484
Operational expenses	5,878	3,225
Underwriting income	$10,412	$5,945
Claims and claim expenses incurred — current accident year	$58,060	$46,563
Claims and claim expenses incurred — prior years	(2,339)	(7,587)
Net claims and claim expenses incurred — total	$55,721	$38,976
Claims and claim expense ratio — accident year	53.7%	69.9%
Claims and claim expense ratio — calendar year	51.6%	58.5%
Underwriting expense ratio	38.8%	32.6%
Combined ratio	90.4%	91.1%

Premiums

The increase in gross written premiums from our Individual Risk operations of $13.9 million or 14.2% in the second quarter of 2004 was the result of our addition of new programs and expansion of existing programs compared to the prior year. This increase was affected by the timing of a one-time unearned premium transfer of $18.0 million in the second quarter of 2004 which decreased our gross written premium by the same amount.

Underwriting Results

The increase in underwriting income from $5.9 million to $10.4 million was a result of the growth in net earned premiums. The combined ratio decreased from 91.1% to 90.3% from the second quarter of 2003 to the second quarter of 2004. Our underwriting expense ratio has increased from 32.6% to 38.8% as our Individual Risk segment continues to grow and as we have built out our infrastructure and resources over the past year.

Other Income (Loss) and Equity in Earnings of Unconsolidated Ventures

The fee income, equity pick up and other items as reported in other income and in equity in earnings of unconsolidated ventures are detailed below:

Three months ended June 30,	2004	2003
(in thousands)
Fee income	$1,074	$1,250
Other items	(1,763)	(505)
Total other income (loss)	(689)	745
Equity in earnings of unconsolidated ventures	4,923	6,493
Total	$4,234	$7,238

Our other income and equity in earnings of unconsolidated ventures is principally generated from the annual management fee we receive from Platinum, the equity pickup of our investments in our joint ventures Top Layer Re and Channel Re, earnings from a joint venture focused on trading weather-sensitive commodities and securities, the underwriting of contracts related to physical variables, and other miscellaneous activities.

Despite including the earnings from the equity pickup of our investments in Channel Re and the joint venture focused on trading weather-sensitive commodities and securities, overall equity in earnings of unconsolidated ventures has decreased largely due to a decrease in Top Layer Re's earnings, caused by higher costs for ceded reinsurance and foreign exchange losses. Therefore, our equity pickup has decreased in the second quarter of 2004 compared to the second quarter of 2003.

In February 2004 we consummated our $119.7 million investment in Channel Re. This investment has been reflected in the balance sheet under the caption "investments in other ventures, under the equity method", which also includes our investment in Top Layer Re. The earnings on our investment in Channel Re are recorded one quarter in arrears; our second quarter results reflect $1.0 million in earnings from Channel Re, which represents our pro-rata share of the net income of Channel Re from its initial one and a half months of operations, including some non-recurring start-up costs.

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

Other Items

A description of the changes in other non-underwriting income and expense items is as follows:

•	Net investment income decreased by $4.3 million to $29.8 million from $34.1 million primarily due to a reduction in investment income and mark-to-market adjustments of our hedge funds and private equity fund investments.

•	The $2.9 million increase in interest, preferred share dividends, and, in 2003, Capital Securities minority interest is due to the issuance of $250 million of 6.08% Series C preference shares in March 2004. We expect these costs to stabilize at this level for the remainder of 2004.

•	Minority interest — DaVinciRe decreased by $5.7 million, from $20.2 million to $14.5 million due to lower net income in DaVinciRe driven primarily by higher profit commissions expense and net realized losses on investments in the second quarter of 2004 compared to net realized gains in the second quarter of 2003. Partially offsetting the higher profit commissions was a lower loss ratio in DaVinci in the second quarter of 2004 compared to the second quarter of 2003.

•	Our corporate expenses have increased, driven by factors including the costs of compliance with the requirements of the Sarbanes-Oxley Act of 2002 and related regulation and developments, and as a result of the increased complexity and scale of our businesses, including higher staffing levels.

•	See — "Summary Overview" above for discussion of changes in net realized investment gains (losses).

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

A summary of the significant components of our revenues and expenses is as follows:

Six months ended June 30, 2004	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written (1)	$875,634	$231,530	$—	$1,107,164
Net premiums written	$749,400	$219,463	—	$968,863
Net premiums earned	$444,655	$208,898	—	$653,553
Claims and claim expenses incurred	123,555	109,360	—	232,915
Acquisition expenses	51,747	70,331	—	122,078
Operational expenses	16,750	12,128	—	28,878
Underwriting income	$252,603	$17,079	—	269,682
Net investment income			64,883	64,883
Equity in earnings of unconsolidated ventures			11,443	11,443
Other income (loss)			420	420
Interest and preference share dividends			(26,318)	(26,318)
Minority interest — DaVinciRe			(32,482)	(32,482)
Other items, net			(6,665)	(6,665)
Net realized gains on investments			5,601	5,601
Net income available to common shareholders			$16,882	$286,564
Claims and claim expense ratio	27.8%	52.4%		35.6%
Underwriting expense ratio	15.4%	39.5%		23.1%
Combined ratio	43.2%	91.9%		58.7%

(1)	Reinsurance segment gross premiums written excludes $0.8 million of premiums ceded from the Individual Risk segment.

Six months ended June 30, 2003	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written (1)	$736,196	$161,531	$—	$897,727
Net premiums written	$623,277	$127,316	—	$750,593
Net premiums earned	$409,338	$129,671	—	$539,009
Claims and claim expenses incurred	117,996	64,860	—	182,856
Acquisition expenses	45,077	37,760	—	82,837
Operational expenses	25,191	6,048	—	31,239
Underwriting income	$221,074	$21,003	—	242,077
Net investment income			65,543	65,543
Equity in earnings of unconsolidated ventures			12,561	12,561
Other income (loss)			182	182
Interest, preference share dividends, Capital Securities minority interest			(22,152)	(22,152)
Minority interest — DaVinciRe			(41,035)	(41,035)
Other items, net			3,501	3,501
Net realized gains on investments			70,772	70,772
Net income available to common shareholders			$89,372	$331,449
Claims and claim expense ratio	28.8%	50.0%		33.9%
Underwriting expense ratio	17.2%	33.8%		21.2%
Combined ratio	46.0%	83.8%		55.1%

(1)	Reinsurance segment gross premiums written excludes $5.7 million of premiums ceded from the Individual Risk segment.

Summary Overview

For the six months ended June 30, 2004, our gross and net premiums written have increased due to: 1) timing differences in the reporting of our property catastrophe premiums (see discussion of the three month results of our Reinsurance segment above); 2) an increase in premiums written in our specialty reinsurance book of business due to growth across several of our existing lines of business; and 3) the addition of new programs and expansion of existing programs in our Individual Risk segment.

Our net earned premiums increased by $114.5 million or 21.3% due to the growth in gross and net premiums written discussed above, as well as our growth in gross premiums written during 2003.

Our net income was negatively impacted by the $65.2 million decrease in net realized gains on investments (see discussion of the three month results above).

Underwriting Results by Segment

A discussion of our underwriting results by segment is provided below.

Reinsurance Segment

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the six months ended June 30, 2004 and 2003:

Six months ended June 30,	2004	2003
(in thousands)
Property catastrophe premium (1)
Renaissance	$419,541	$372,930
DaVinci (2)	133,081	123,218
Total property catastrophe premium	552,622	496,148
Specialty premium
Renaissance	291,130	219,639
DaVinci	31,882	20,409
Total specialty premium	323,012	240,048
Total Reinsurance gross premium written	$875,634	$736,196
Net premium written	$749,400	$623,277
Net premium earned – property catastrophe	$254,132	$236,080
Net premium earned – specialty	190,523	173,258
Total net premium earned	444,655	409,338
Claims and claim expenses incurred	123,555	117,996
Acquisition expenses	51,747	45,077
Operational expenses	16,750	25,191
Underwriting income	$252,603	$221,074
Claims and claim expenses incurred – current accident year	$167,785	$135,784
Claims and claim expenses incurred – prior years	(44,230)	(17,788)
Net claims and claim expenses incurred – total	$123,555	$117,996
Claims and claim expense ratio – accident year	37.7%	33.2%
Claims and claim expense ratio – calendar year	27.8%	28.8%
Underwriting expense ratio	15.4%	17.2%
Combined ratio	43.2%	46.0%

(1)	Excludes combined gross premiums assumed from the Individual Risk segment of $0.8 million and $5.7 million for the six months ended June 30, 2004 and 2003, respectively.

(2)	Excludes premium ceded to Renaissance of $8.4 million for the six months ended June 30, 2004

Premiums

Property catastrophe — During the first six months of 2004 our property catastrophe premiums increased by $56.5 million or 11.4%, primarily due to timing differences in the booking of premiums in 2004 versus 2003 (see discussion of three month Reinsurance segment results above). Offsetting the impact of these timing differences, we continue to see price declines, and increasingly we have had to turn down business that does not meet our return requirements. We believe this declining price environment is the result of the relatively low level of catastrophe losses during 2002 and 2003 and increased competition in the market. We expect that the declining price environment and the impact of the timing differences will cause third quarter premium to decrease relative to the third quarter of 2003 and, barring the occurrence of a large catastrophe loss, we expect that the pricing environment for the property catastrophe reinsurance market will remain under pressure for the remainder of 2004.

Specialty Reinsurance — During the first six months of 2004 our specialty reinsurance premiums increased by $83.0 million or 34.6%. This increase was primarily due to higher-than-expected growth across several of our existing lines of business. We continue to focus on a few targeted areas of this market and also continue to hire additional resources in our specialty underwriting group, which has facilitated our expansion into select lines of business.

Underwriting Results

The $31.5 million or 14.3% increase in our net underwriting income from our Reinsurance segment was primarily the result of two factors: 1) an increase in net earned premiums, primarily due to the growth in our written premiums during 2003 and the timing differences on catastrophe premiums as noted above; and 2) lower operating expenses, principally due to the benefit of reversals of accruals for incentive compensation expense. In future periods we would expect our expense ratio to return to higher levels.

Also affecting our underwriting results are the reductions of our loss reserves related to prior accident years (see our three month Reinsurance segment results above).

Individual Risk Segment

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the six months ended June 30, 2004 and 2003:

Six months ended June 30,	2004	2003
(in thousands)
Gross premium written	$231,530	$161,531
Net premium written	$219,463	$127,316
Net premium earned	$208,898	$129,671
Claims and claim expenses incurred	109,360	64,860
Acquisition expenses	70,331	37,760
Operational expenses	12,128	6,048
Underwriting income	$17,079	$21,003
Claims and claim expenses incurred – current accident year	$116,517	$71,555
Claims and claim expenses incurred – prior years	(7,157)	(6,695)
Net claims and claim expenses incurred – total	$109,360	$64,860
Claims and claim expense ratio – accident year	55.8%	55.2%
Claims and claim expense ratio – calendar year	52.4%	50.0%
Underwriting expense ratio	39.5%	33.8%
Combined ratio	91.9%	83.8%

Premiums

The increase in gross written premiums from our Individual Risk operations of $70.0 million or 43.3% in the first six months of 2004 was primarily the result of our addition of new programs and expansion of existing programs compared to the prior year, and continuing improvement in the market environment.

Underwriting Results

The decrease in underwriting income from $21.0 million to $17.1 million was a result of the increase in the combined ratio from 83.8% to 91.9% reflecting the growth in the infrastructure to support this business.

Other Income (Expenses) and Equity in Earnings of Unconsolidated Ventures

The fee income, equity pick up and other items as reported in other income and in equity in earnings of unconsolidated ventures are detailed below:

Six months ended June 30,	2004	2003
(in thousands)
Fee income	$2,189	$2,478
Other items	(1,769)	(2,296)
Total other income	420	182
Equity in earnings of unconsolidated ventures	11,443	12,561
Total	$11,863	$12,743

Despite including the earnings from the equity pickup of our investments in Channel Re and the joint venture focused on trading weather-sensitive commodities and securities, overall equity in earnings of unconsolidated ventures has decreased due to a decrease in Top Layer Re's earnings, caused by higher costs for ceded reinsurance and foreign exchange losses.

Other Items

A description of the changes in other non-underwriting income and expense items is as follows:

•	The $4.2 million increase in interest, preferred share dividends, and, in 2003, Capital Securities minority interest is due to the issuance of the Series B preference shares and the 5.875% Senior Notes in January and February 2003, respectively. A full six months of expense is included in the 2004 results whereas only a partial expense was included in the 2003 six month results. Also increasing the cost is the issuance of $250 million 6.08% Series C preference shares in March 2004.

•	Minority interest – DaVinciRe decreased by $8.6 million, from $41.0 million to $32.5 million due to lower net income in DaVinciRe driven primarily by driven primarily by higher profit commissions expense and net realized losses on investments in the second quarter of 2004 compared to net realized gains in the second quarter of 2003.

•	Our corporate expenses have increased, driven by factors including the costs of compliance with the requirements of the Sarbanes-Oxley Act of 2002 and related regulation and developments, and as a result of the increased complexity and scale of our businesses, including higher staffing levels.

•	See – "Summary Overview" above for a discussion of changes in net realized gains (losses) on investments.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which requires our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At June 30, 2004, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,249.0 million, and the amount of capital and surplus required to be maintained was $425.4 million. Our U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. At June 30, 2004, the statutory capital and surplus of Stonington was $30.1 million and the maximum dividend it could pay without prior approval was $2.7 million.

In total, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $400.0 million revolving credit facility to meet additional capital requirements, if necessary.

CASH FLOWS

Cash flows from operations in the first six months of 2004 were $520.2 million, which principally consisted of net income (prior to dividends on preference shares) of $300.3 million, plus $346.8 million for increases in reserves for unearned premiums, plus $181.4 million for increases in reserves for claims and claim expenses (net), partially offset by an increase of $236.7 million in premiums receivable.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

We have generated cash flows from operations in 2003 and the first six months of 2004, significantly in excess of our operating commitments. To the extent that capital is not utilized in our Reinsurance or Individual Risk segments, we will consider using such capital to invest in new opportunities. We would also consider returning capital to shareholders in the form of share repurchases under certain circumstances.

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

During 2003 and continuing in the first six months of 2004, we increased our specialty reinsurance and Individual Risk gross written premiums (see — "Summary of Results of Operations"). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates, as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

For our Reinsurance and Individual Risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate additional case reserves and IBNR. Our case reserves and our estimates for IBNR reserves are based on 1) claims reports from insureds and program managers, 2) our underwriters' experience in setting claims reserves, 3) the use of computer models where applicable and 4) historical industry claims experience. For some classes of business we also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. (Also see — "Summary of Critical Accounting Policies and Estimates".)

CAPITAL RESOURCES

Our total capital resources as at June 30, 2004 and December 31, 2003 were as follows:

(in thousands of U.S. dollars)	At June 30, 2004	At December 31, 2003
Common shareholders' equity	$2,300,688	$2,084,643
Preference shares	500,000	250,000
Total shareholders' equity	2,800,688	2,334,643
7.0% Senior Notes	150,000	150,000
5.875% Senior Notes	100,000	100,000
DaVinci revolving credit facility – borrowed	100,000	100,000
8.54% subordinated obligation to capital trust	103,093	103,093
Revolving credit facility – unborrowed	400,000	400,000
Total Capital Resources	$3,653,781	$3,187,736

During the first six months of 2004, our capital resources increased primarily as a result of: 1) our net income available to common shareholders of $286.6 million; and 2) the issuance of $250 million of Series C preference shares.

In March 2004, we raised $250 million through the issuance of 10 million Series C preference shares, in February 2003, we raised $100 million through the issuance of 4 million Series B preference shares, and in November 2001, we raised $150 million through the issuance of 6 million Series A preference shares. The Series C, Series B and Series A preference shares may be redeemed at $25 per share at our option on or after March 23, 2009, February 4, 2008 and November 19, 2006, respectively; however, we have no current intentions to redeem the shares. Dividends on the Series C, Series B and Series A preference shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08%, 7.3% and 8.1%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submit any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series C, Series B and Series A preference shares prior to March 23, 2009, February 4, 2008 and November 19, 2006, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other of our securities.

In January 2003, RenaissanceRe issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, RenaissanceRe issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a "make-whole" premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at June 30, 2004.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During the first six months of 2004 and the year ended December 31, 2003, RenaissanceRe did not purchase any of the Capital Securities. RenaissanceRe has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at June 30, 2004. The Capital Securities mature on March 1, 2027.

During May 2004, DaVinciRe amended and restated its credit agreement providing for a $100 million committed revolving credit facility and maintained as outstanding the full $100 million available under this facility. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $400 million facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.0% during the first six months of 2004 (2003 – 2.3%). As amended, the credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $250 million. At June 30, 2004, DaVinciRe was in compliance with the covenants of this agreement. The amended and restated agreement extended the term of the facility to May 25, 2007.

Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a $600 million syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. ("RIHL"), whose assets consist of high grade fixed income securities. Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures also have the option to post alternative forms of collateral. In addition, for liquidity purposes, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and in the aggregate the net asset value of all unpledged RIHL shares must be maintained at least equal to 15% of all of the outstanding RIHL shares. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. In March 2004, the facility was increased to $600 million from $485 million and the term was extended to March 30, 2005. At June 30, 2004, we had outstanding letters of credit aggregating $386.6 million.

Also, in connection with our Top Layer Re joint venture we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re's capital below a specified level.

During August 2003, we amended and restated our committed revolving credit agreement to increase the facility from $310 million to $400 million and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at June 30, 2004. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. The scheduled commitment termination date under the amended agreement was August 8, 2006. On August 6, 2004, we closed an amended and restated facility that increased the size of the facility to $500 million and extended the term to August 6, 2009. We have the right, subject to certain conditions, to increase the size of the facility to $600 million.

SHAREHOLDERS' EQUITY

During the first six months of 2004, our consolidated shareholders' equity, including preference shares, increased by $466.0 million to $2.8 billion as of June 30, 2004, from $2.3 billion as of December 31, 2003. The significant components of the change in shareholders' equity included net income available to common shareholders of $286.6 million and the issuance of $250 million of Series C preference shares.

INVESTMENTS AND CASH

At June 30, 2004, we held investments and cash totaling $5.0 billion, compared to $4.2 billion at December 31, 2003.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At June 30, 2004	At December 31, 2003
Fixed maturity investments available for sale, at fair value	$3,117,925	$2,947,841
Short term investments	1,009,011	660,564
Other investments	503,884	369,242
Cash and cash equivalents	74,130	63,397
Total managed investments and cash	4,704,950	4,041,044
Equity investments in reinsurance company, at fair value	147,962	145,535
Investments in other ventures, under equity method	178,052	41,130
Total investments and cash	$5,030,964	$4,227,709

The $803.3 million growth in our total investments and cash for the six months ended June 30, 2004 resulted primarily from net cash provided by operating activities of $520.2 million and the proceeds from our sale of $250 million of Series C preference shares.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short-term notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly-rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At June 30, 2004, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA, an average duration of 2.2 years and an average yield to maturity of 3.5%.

The other investments consist mainly of investments in hedge funds, private equity funds, a fund that invests in senior secured bank loans, a high yield credit fund, an investment in a medium term note which, represent an interest in a pool of European fixed income securities, and catastrophe bonds. During the quarter, the increase in such investments was primarily the result of additional investments in hedge funds and the fund that invests in senior secured bank loans. At June 30, 2004, we have committed capital to private equity partnerships of $180.9 million, of which $42.8 million has been contributed at June 30, 2004.

The equity investments in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a 10-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. At June 30, 2004, we own 9.2% of Platinum's outstanding common shares. We have recorded our investments in Platinum at fair value, and at June 30, 2004 the aggregate fair value was $148.0 million, compared to $145.5 million at December 31, 2003. The aggregate unrealized gain of $63.8 million on the Platinum investments is included in accumulated other comprehensive income, of which $27.5 million represents our estimate of the value of the warrant.

The investments in other ventures, under equity method primarily represents our investments in Channel Re, Top Layer Re and other unconsolidated ventures. The increase in this balance is primarily due to our $119.7 million funding of Channel Re in February 2004.

At June 30, 2004, $22.2 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1% of our total investments and cash.

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

NON-INDEMNITY INDEX TRANSACTIONS

We have assumed risk through derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During the first six months of 2004, we recorded a loss on non-indemnity index transactions of $0.2 million, compared to a loss of $1.6 million for the same period in 2003. We report these gains or losses in other income.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of June 30, 2004, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At June 30, 2004, there have been no material changes in the Company's significant contractual obligations as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

CURRENT OUTLOOK

Although prices in the property insurance and reinsurance markets are continuing to decline, and the prices of the casualty insurance and reinsurance markets are flattening and in some cases are beginning to decline, we believe that the principal components of our operations continue to display strong fundamentals. We currently anticipate the following developments in our business:

Reinsurance segment

While pricing in the property markets generally increased significantly after the World Trade Center disaster, the property markets are becoming increasingly competitive, partially due to the lack of catastrophic losses during 2002 and 2003 and partially due to the increase in the new capital which entered the market subsequent to the World Trade Center disaster. Accordingly, we believe prices in these markets will continue to decline. As a result, we expect that our property catastrophe reinsurance premium will continue to decline because the declining price environment will result in fewer transactions that meet our hurdle rate.

Following a period of rate increases, prices in many but not all lines of the specialty market are beginning to show signs of softening. However, conditions vary significantly by line of business and certain lines are attractive to us while others are not. We expect that our 2004 specialty reinsurance premium will reflect significant growth compared to 2003 but currently expect our 2005 specialty premium to be roughly flat compared to 2004.

Individual Risk segment

We expect prices in the property insurance markets to decrease in 2004, and prices in certain specialty casualty insurance markets to be stable in 2004, having increased significantly in 2003. Accordingly, in 2004 we expect our property insurance premiums to decrease but we expect our premiums from the casualty insurance market to increase as we increase our capacity to serve this market. We believe that our infrastructure, our strong credit ratings and our financial strength will enable us to attract additional program managers who control attractive books of business and who, among other things, are currently concerned with the credit ratings of their current insurance carriers. Because of these opportunities, we believe that our premiums in our Individual Risk segment for the full year 2004 will increase significantly as compared to the total Individual Risk premiums for 2003.

Because of our desire to be selective in which programs we choose to accept and our focus on programs with large premium volumes, it is probable that our quarterly premiums in our Individual Risk segment will reflect the timing of entering, or exiting, into these agreements and therefore we can expect to experience fluctuations in the comparison of our premiums written from quarter to quarter.

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

The current market environment is also providing us with selective opportunities for our joint venture and structured product initiatives. In evaluating these initiatives, we may consider opportunities in other areas of the insurance and reinsurance markets, or in other financial markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition. It is also possible that new ventures we pursue will have different return characteristics than our traditional businesses, including greater volatility.

Safe Harbor Disclosure

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, equity price risk, foreign currency risk and credit risk. The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options and foreign currency forward contracts for purposes other than trading. The Company anticipates that any such investments would be limited to duration management, foreign currency exposure management or to obtain an exposure to a particular financial market.

Interest Rate Risk

Our investment portfolio includes fixed maturity investments available for sale and short-term investments, whose market values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through means including industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio.

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.2%, which equated to a decrease in market value of approximately $90.8 million on a portfolio valued at $4,126.9 million at June 30, 2004. At December 31, 2003, the decrease in total return would have been 2.0%, which equated to a decrease in market value of approximately $72.2 million on a portfolio valued at $3,608.4 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Equity Price Risk

We are exposed to equity price risk due to our investment in the common shares and warrant to purchase additional common shares of Platinum (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" — "Investments"), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from the adverse changes in Platinum's common stock. The aggregate fair value of this investment in Platinum was $148.0 million as at June 30, 2004 compared to $145.5 million as at December 31, 2003. A hypothetical 10% decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $18.2 million decline in fair value, which would be recorded in net unrealized gains (losses) on securities and included in other comprehensive income in shareholders' equity.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements.

Our foreign currency policy is generally to hold foreign currency assets, including cash, investments and receivables, that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. We may have short-term accumulations of non-dollar assets or liabilities. All changes in exchange rates are recognized currently in our statements of income. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. As of June 30, 2004, the Company had notional exposure of $186.6 million related to foreign currency forward and option contracts. These contracts are recorded at fair value which is determined principally by obtaining quotes from independent dealers and counterparties. The fair value of these contracts as of June 30, 2004 was gain of $1.1 million. The Company had no investments in these foreign currency derivative instruments as of December 31, 2003.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, and to a lesser extent, reinsurance premiums receivable and ceded reinsurance balances. At June 30, 2004, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit default swaps to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At June 30, 2004, the maximum payments we were obligated to make under these credit default swaps was $6.6 million. We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet, at June 30, 2004 and 2003 was a liability of $3.2 million and $0.8 million, respectively. During the first six months of 2004 and 2003, we recorded losses of $0.5 million and $0.9 million, respectively, in our consolidated statement of income, which are included in the $3.2 million and $0.8 million liability on the balance sheets at June 30, 2004 and 2003, respectively. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls:    We have designed various disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act, to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this quarterly report, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on financial statements.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at June 30, 2004, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. There has been no change in the Company's internal controls over financial reporting during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are, from time to time, a party to litigation and arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes, and regulatory or governmental inquiry. While any proceeding contains an element of uncertainty, we believe that we are not presently a party to any such litigation or arbitration that is likely to have a material adverse effect on our business or operations.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Below is a summary of stock repurchases for the quarter ended June 30, 2004 (in thousands, except average price per share). RenaissanceRe's Board has authorized a share repurchase program of $150 million. No shares were repurchased under this program in the quarter ended June 30, 2004. See Note 6 of our Notes to Condensed Consolidated Financial Statements for information regarding RenaissanceRe's stock repurchase plan.

	Shares purchased	Average price per share	Maximum shares still available for repurchase (1)
Beginning shares available to be repurchased	—	—	2,900
April 1 – 30, 2004	—	—	N/A
May 1 – 31, 2004
From employees (2)	34	$51.00	N/A
Open market	—	—	N/A
June 1 – 30, 2004
From employees (2)	6	$53.61	N/A
Open market	—	—	N/A
Total	40	$51.38	2,900

1.	Calculated with reference to the closing price of RenaissanceRe's common shares on August 4, 2004.

2.	These repurchases exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	Our 2004 Annual General Meeting of Shareholders was held on May 28, 2004.

(b)	Proxies were solicited by our management pursuant to Regulation 14A under the Exchange Act; there was no solicitation of opposition to our nominees listed in the proxy statement; the reelected directors were re-elected for three year terms as described in item (c)(1) below.

The other directors, whose term of office as a director continued after the meeting are:

James N. Stanard
Thomas A. Cooper
Edmund B. Greene
Brian R. Hall
W. James MacGinnitie
Scott E. Pardee

(c)	The following matters were voted upon at the Annual General Meeting with the voting results indicated:

(1)	The Board Nominees Proposal

Our Bye-laws provide for a classified Board, divided into three classes of approximately equal size. At the 2004 Annual Meeting, the shareholders elected three of Class III Directors, who shall serve until our 2007 Annual Meeting.

Nominee	Votes For	Votes Abstained	Votes Against
William I. Riker	58,472,037	24,760	266,001
William F. Hecht	58,471,396	25,401	266,642
Nicholas L. Trivisonno	58,493,469	3,328	244,569

(2)	The Auditors Proposal

Our shareholders voted to approve the appointment of Ernst & Young as our independent auditors for the 2004 fiscal year.

Votes For	Votes Against	Votes Abstained
57,430,578	320,160	987,200

Item 5 — Other Information

None

Item 6 — Exhibits and Reports on Form 8-K

a.    Exhibits:

10.1	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.
10.2	Amended and Restated Employment Agreement, dated as of June 30, 2004, between RenaissanceRe Holdings Ltd. and John M. Lummis.
10.3	Letter of Resignation of David A. Eklund, dated June 22, 2004.
10.4	Amended and Restated Credit Agreement, dated as of May 25, 2004, by and among DaVinciRe Holdings Ltd., as borrower, the lenders named therein, Citigroup Global Markets Inc., as sole lead arranger and book manager, and Citibank, N.A., as administrative agent for the lenders.
31.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b.    Current Reports on Form 8-K:

On May 5, 2004, the Company furnished a report on Form 8-K containing the Company's press release, issued on May 4, 2004, reporting its preliminary results for its first quarter ended March 31, 2004. In accordance with Item 12 of Form 8-K, the Form 8-K and the press release attached as an exhibit thereto were furnished and not filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.

By:	/s/ John M. Lummis
John M. Lummis Executive Vice President and Chief Financial Officer

Date:	August 9, 2004