Form 10-Q
period 2004-09-30
RENAISSANCERE HOLDINGS LTD
filed 2004-11-09
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004
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

The number of outstanding shares of RenaissanceRe Holdings Ltd.'s common shares, par value US $1.00 per share, as of October 31, 2004 was 71,023,178.

Total number of pages in this report: 46

RenaissanceRe Holdings Ltd.

INDEX TO FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1 —	Financial Statements
	Consolidated Balance Sheets as at September 30, 2004 (Unaudited) and December 31, 2003	3
	Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003	4
	Unaudited Consolidated Statements of Changes in Shareholders' Equity for the nine month period ended September 30, 2004 and 2003	5
	Unaudited Consolidated Statements of Cash Flows for the nine month period ended September 30, 2004 and 2003	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2 —	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4 —	Controls and Procedures	43
Part II — OTHER INFORMATION		44
Item 1 —	Legal Proceedings
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 —	Defaults Upon Senior Securities
Item 4 —	Submission of Matters to a Vote of Security Holders
Item 5 —	Other Information
Item 6 —	Exhibits
Signature —	RenaissanceRe Holdings Ltd.	46

Part I — Financial Information
Item 1 — Financial Statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars)

	At
	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value	$3,389,065	$2,947,841
Short term investments, at cost	697,380	660,564
Other investments, at fair value	590,461	369,242
Total managed investment portfolio	4,676,906	3,977,647
Equity investments in reinsurance company, at fair value	139,712	145,535
Investments in other ventures, under equity method	150,551	41,130
Total investments	4,967,169	4,164,312
Cash and cash equivalents	139,337	63,397
Premiums receivable	270,845	167,996
Ceded reinsurance balances	95,798	56,852
Losses recoverable	161,050	149,201
Accrued investment income	26,252	22,793
Deferred acquisition costs	97,756	75,261
Other assets	60,806	29,890
Total assets	$5,819,013	$4,729,702
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses	$1,736,058	$977,892
Reserve for unearned premiums	582,470	349,824
Debt	350,000	350,000
Subordinated obligation to affiliated capital trust	103,093	103,093
Reinsurance balances payable	195,134	131,629
Other liabilities	84,269	52,123
Total liabilities	3,051,024	1,964,561

Minority Interest — DaVinciRe Holdings	310,874	430,498
Shareholders' Equity
Preference shares	500,000	250,000
Common shares and additional paid-in capital	324,028	314,414
Accumulated other comprehensive income	87,357	113,382
Retained earnings	1,545,730	1,656,847
Total shareholders' equity	2,457,115	2,334,643
Total liabilities, minority interest, and shareholders' equity	$5,819,013	$4,729,702

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2004 and 2003
(in thousands of United States Dollars, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenues
Gross premiums written	$273,218	$313,317	$1,380,382	$1,211,044
Net premiums written	$219,237	$236,570	$1,188,100	$987,163
Decrease (increase) in unearned premiums	121,610	40,794	(193,700)	(170,790)
Net premiums earned	340,847	277,364	994,400	816,373
Net investment income	39,487	28,280	104,370	93,823
Net foreign exchange gains (losses)	(1,839)	252	1,034	11,843
Equity in earnings of unconsolidated ventures	9,058	5,273	20,501	17,834
Other income (loss)	(4,855)	2,706	(4,435)	2,888
Net realized gains on investments	15,023	1,172	20,624	71,944
Total revenues	397,721	315,047	1,136,494	1,014,705
Expenses
Claims and claim expenses incurred	738,502	96,856	971,417	279,712
Acquisition expenses	72,434	56,317	194,512	139,154
Operational expenses	10,116	17,882	38,994	49,121
Corporate expenses	4,520	4,456	14,058	12,601
Interest expense	6,683	4,318	19,288	15,979
Total expenses	832,255	179,829	1,238,269	496,567
Income (loss) before minority interests and taxes	(434,534)	135,218	(101,775)	518,138
Minority interest — mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company	—	1,827	—	3,282
Minority interest — DaVinciRe Holdings	(89,888)	15,211	(57,406)	56,246
Income (loss) before taxes	(344,646)	118,180	(44,369)	458,610
Income tax benefit (expense)	(4,003)	(37)	(4,003)	18
Net income (loss)	(348,649)	118,143	(48,372)	458,628
Dividends on preference shares	8,758	4,903	22,471	13,939
Net income (loss) available to Common Shareholders	$(357,407)	$113,240	$(70,843)	$444,689
Net income (loss) available to common shareholders
per Common Share — basic	$(5.10)	$1.63	$(1.02)	$6.45
Net income (loss) available to common shareholders
per Common Share — diluted *	$(5.10)	$1.59	$(1.02)	$6.27

*	In accordance with SFAS 128, diluted EPS calculations utilize weighted average common shares outstanding — basic, when in a net loss position.

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2004 and 2003
(in thousands of United States Dollars)
(Unaudited)

	2004	2003
Preference Shares
Balance — January 1	$250,000	$150,000
Issuance of Preference Shares	250,000	100,000
Balance — September 30	500,000	250,000
Common Stock and additional paid-in capital
Balance — January 1	314,414	320,936
Exercise of options, and issuance of stock and restricted
stock awards	17,796	10,776
Offering expenses	(8,182)	(3,150)
Reversal of unearned stock grant compensation	—	(18,468)
Balance — September 30	324,028	310,094
Unearned stock grant compensation
Balance — January 1	—	(18,468)
Reversal of unearned stock grant compensation	—	18,468
Balance — September 30	—	—
Accumulated other comprehensive income
Balance — January 1	113,382	95,234
Net unrealized gains (losses) on securities, net of
adjustment (see disclosure below)	(26,025)	14,867
Balance — September 30	87,357	110,101
Retained earnings
Balance — January 1	1,656,847	1,094,333
Net income (loss)	(48,372)	458,628
Dividends paid on Common Shares	(40,274)	(31,572)
Dividends paid on Preference Shares	(22,471)	(13,939)
Balance — September 30	1,545,730	1,507,450
Total Shareholders' Equity	$2,457,115	$2,177,645
Comprehensive income (loss) (1)
Net income (loss)	$(48,372)	$458,628
Other comprehensive income (loss)	(26,025)	14,867
Comprehensive income (loss)	$(74,397)	$473,495
Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during period	$(5,401)	$86,811
Net realized gains included in net income	(20,624)	(71,944)
Change in net unrealized gains (losses) on securities	$(26,025)	$14,867

(1)	Comprehensive income (loss) was ($336.5) million and $115.3 million for the three months ended September 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2004 and 2003
(in thousands of United States Dollars)
(Unaudited)

	2004	2003
Cash flows provided by operating activities
Net income (loss)	$(48,372)	$458,628
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization and depreciation	13,129	9,742
Net unrealized gains included in investment income	(5,720)	(12,916)
Net realized investment gains	(20,624)	(71,944)
Equity in earnings of unconsolidated ventures	(20,501)	(17,834)
Minority interest	(57,406)	56,246
Change in:
Premiums receivable	(102,849)	(112,750)
Ceded reinsurance balances	(38,946)	(35,334)
Deferred acquisition costs	(22,495)	(39,523)
Reserve for claims and claim expenses, net	746,317	219,366
Reserve for unearned premiums	232,646	206,277
Reinsurance balances payable	63,505	51,681
Other	13,078	19,944
Net cash provided by operating activities	751,762	731,583
Cash flows used in investing activities
Net purchases of short term investments	(36,816)	(393,812)
Net purchases of other investments	(215,499)	(81,865)
Net sales (purchases) of investments in other ventures	(88,920)	30,169
Proceeds from sales of investments available for sale	12,891,488	9,730,227
Purchases of investments available for sale	(13,343,912)	(10,144,823)
Net cash used in investing activities	(793,659)	(860,104)
Cash flows provided by financing activities
Sale of preference shares, net of expenses	241,818	96,850
DaVinciRe share repurchase	(61,236)	—
Dividends paid — common shares	(40,274)	(31,572)
Dividends paid — preference shares	(22,471)	(13,939)
Issuance of senior debt, net of expenses	—	99,144
Payment of bank loan — Glencoe U.S.	—	(25,000)
Net cash provided by financing activities	117,837	125,483
Net increase (decrease) in cash and cash equivalents	75,940	(3,038)
Cash and cash equivalents, beginning of period	63,397	87,067
Cash and cash equivalents, end of period	$139,337	$84,029

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

1.	The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K.

•	RenaissanceRe Holdings Ltd. ("RenaissanceRe" or the "Company"), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). The results of DaVinci, and the results of DaVinci's parent, DaVinciRe Holdings Ltd. ("DaVinciRe"), are consolidated in the Company's financial statements. Renaissance Underwriting Managers, Ltd. ("Renaissance Underwriting Managers"), a wholly-owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company's Individual Risk operations include direct insurance written on both an admitted basis through Stonington Insurance Company ("Stonington"), and on an excess and surplus lines basis through Glencoe Insurance Ltd. ("Glencoe") and Lantana Insurance Ltd. ("Lantana"), and also provide reinsurance coverage, principally on a quota share basis, which is analyzed on an individual risk basis.

All intercompany transactions and balances have been eliminated on consolidation.

The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinciRe. Minority interests represent the interests of external parties with respect to net income (loss) and shareholders' equity of DaVinciRe. The Company also invests in certain other investments, including an investment in ChannelRe Holdings Ltd. ("Channel Re"), which is reported using the equity method, and an investment in Platinum Underwriters Holdings, Ltd. ("Platinum"), which is publicly traded and reported at fair value (see Note 9).

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claims expenses from reinsurers in excess of various retentions and loss warranties. The Company would remain liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $153.3 million and $188.4 million for the nine month periods ended September 30, 2004 and 2003, respectively. In addition to loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for unrecovered no claims bonuses, which are unrecoverable when losses are ceded to other reinsurance contracts.

Total recoveries netted against claims and claim expenses incurred for the nine months ended September 30, 2004 were $106.6 million compared to $20.1 million for the nine months ended September 30, 2003.

3.	Effective December 31, 2003, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities – an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires consolidation of all Variable Interest Entities ("VIE") by the investor that will absorb a majority of the VIE's expected losses or residual returns. RenaissanceRe Capital Trust (the "Capital Trust") was determined to be a VIE under FIN 46 and the Company was determined not to be the primary beneficiary of the Capital Trust. Accordingly, the Capital Trust was deconsolidated effective December 31, 2003. As a result, the accounts of the Capital Trust, principally the Capital Securities previously classified as minority interest, are not included in our consolidated balance sheet at September 30, 2004 and December 31, 2003. Our $103.1 million subordinated obligation to the Capital Trust, previously eliminated in consolidation, is recorded on our consolidated balance sheet at September 30, 2004 and December 31, 2003 as a liability. The dividends from the Capital Trust that were previously reported as minority interest expense – Capital Securities have been reclassified with effect from December 31, 2003 and the dividends are currently reflected as interest expense.

4.	Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per share:

Three months ended September 30,	2004	2003
(in thousands of U.S. dollars except share and per share data)
Numerator:
Net income (loss) available to common shareholders	$(357,407)	$113,240
Denominator:
Denominator for basic earnings (loss) per common share — Weighted average common shares	70,098,215	69,307,078
Per common share equivalents of employee stock options and restricted shares	1,799,319	1,879,549
Denominator for diluted earnings (loss) per common share — Adjusted weighted average common shares and assumed conversions	71,897,534	71,186,627
Basic earnings (loss) per common share	$(5.10)	$1.63
Diluted earnings (loss) per common share *	$(5.10)	$1.59

*	In accordance with SFAS 128, diluted EPS calculations utilize weighted average common shares — basic, when in a net loss position.

Nine months ended September 30,	2004	2003
(in thousands of U.S. dollars except share and per share data)
Numerator:
Net income (loss) available to common shareholders	$(70,843)	$444,689
Denominator:
Denominator for basic earnings (loss) per common share — Weighted average common shares	69,735,244	68,938,026
Per common share equivalents of employee stock options and restricted shares	1,988,963	1,997,554
Denominator for diluted earnings (loss) per common share — Adjusted weighted average common shares and assumed conversions	71,724,207	70,935,580
Basic earnings (loss) per common share	$(1.02)	$6.45
Diluted earnings (loss) per common share *	$(1.02)	$6.27

*	In accordance with SFAS 128, diluted EPS calculations utilize weighted average common shares — basic, when in a net loss position.

5.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.19 per share to shareholders of record on each of March 9, June 1 and September 1, 2004.

The Board of Directors has authorized a share repurchase program of $150 million. RenaissanceRe's decision to repurchase common shares will depend on, among other matters, the market price of the common shares and capital requirements of RenaissanceRe (see Part II – Other Information – Item 2).

6.	Effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for all stock-based employee compensation granted, modified or settled after January 1, 2003. Under the fair value recognition provisions of SFAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the vesting period.

Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," compensation cost recognized in 2003 includes all employee awards granted, modified, or settled after the beginning of the fiscal year. Results for prior periods have not been restated. The following tables illustrate the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

Three months ended September 30,	2004	2003
(in thousands of U.S. dollars, except per share data)
Net income (loss) available to common shareholders, as reported	$(357,407)	$113,240
add: stock based employee compensation cost included in determination of net income (loss)	4,224	3,829
less: fair value compensation cost under SFAS 123	4,652	5,204
Pro forma net income (loss) available to common shareholders	$(357,835)	$111,865

Earnings (loss) per share
Basic — as reported	$(5.10)	$1.63
Basic — pro forma	$(5.10)	$1.61

Diluted — as reported *	$(5.10)	$1.59
Diluted — pro forma *	$(5.10)	$1.57

*	In accordance with SFAS 128, diluted EPS calculations utilize weighted average common shares — basic, when in a net loss position.

Nine months ended September 30,	2004	2003
(in thousands of U.S. dollars, except per share data)

Net income (loss) available to common shareholders, as reported	$(70,843)	$444,689
add: stock based employee compensation cost included in determination of net income (loss)	11,786	9,030
less: fair value compensation cost under SFAS 123	13,873	12,866
Pro forma net income (loss) available to common shareholders	$(72,930)	$440,853

Earnings (loss) per share
Basic — as reported	$(1.02)	$6.45
Basic — pro forma	$(1.05)	$6.39

Diluted — as reported *	$(1.02)	$6.27
Diluted — pro forma *	$(1.05)	$6.21

*	In accordance with SFAS 128, diluted EPS calculations utilize weighted average common shares — basic, when in a net loss position.

7.	In March 2004, RenaissanceRe issued 10,000,000 $1.00 par value Series C preference shares at $25 per share. The shares may be redeemed at $25 per share at RenaissanceRe's option on or after March 23, 2009. Dividends are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08% when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, RenaissanceRe may redeem the shares prior to March 23, 2009 at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of RenaissanceRe.

8.	During the first quarter of 2004, RenaissanceRe amended its shareholders' agreement with Top Layer Re, and as a result RenaissanceRe is obligated to make a mandatory capital contribution of up to $50.0 million to Top Layer Re in the event that a loss reduces Top Layer Re's capital below a specified level.

9.	On November 1, 2002 we purchased 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a 10-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. At September 30, 2004, we have recorded our investment in the warrant of the Platinum shares at fair value, and at September 30, 2004 the aggregate fair value was $23.8 million, which is included in accumulated other comprehensive income. In the fourth quarter of 2004, a lockup on the underlying shares of the warrant will expire, at which time the warrant will meet the GAAP definition of a derivative and the Company will record the fair value of the warrant in current earnings in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This will result in an initial increase in earnings in an amount equal to the unrealized gain on the warrant at that time.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2004 and 2003 and financial condition as of September 30, 2004. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We also caution readers regarding certain forward-looking statements made in this 10-Q and direct readers to the Safe Harbor Disclosure included in this filing.

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

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains and losses from investments; and 3) equity in earnings from investments in unconsolidated ventures and other income received from other structured products.

Our expenses primarily consist of: 1) claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which consist principally of ceding commissions paid to ceding clients and brokerage expenses, and typically represent a negotiated percentage of the premiums on our reinsurance and insurance contracts written; 3) operational expenses which primarily consist of personnel expenses, rent and other operating expenses; and 4) interest and dividend costs related to our debt, preference shares and subordinated obligation to an affiliated capital trust. Our operational expenses and interest costs are relatively more fixed in nature and correlate less with the amount of our premiums written. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three business units:

1)	Property catastrophe reinsurance written for our own account and DaVinci – our traditional core business. Our subsidiary, Renaissance Reinsurance, is one of the world's premier providers of this coverage. This coverage protects against large natural catastrophes, such as earthquakes and hurricanes, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customer's paid claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance written for our own account and DaVinci covering certain targeted classes of business in which we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio includes various classes of business, such as catastrophe exposed workers' compensation, surety and terrorism. We believe that we are seen as a market leader in certain of these classes of business and that we have a growing reputation as a "first call" market for these products.

3)	Through Renaissance Underwriting Managers, we pursue joint ventures and other structured relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; 2) specialized reinsurance transactions, such as offering non-traditional participations in our catastrophe portfolio; and 3) investments in initiatives directed at other classes of risk, in which we partner with other market participants, such as our investments in Channel Re and Platinum. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain specialized reinsurance transactions, are included in our Reinsurance segment results; Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal products include: 1) commercial and homeowners property coverages, including catastrophe-exposed products; 2) commercial liability coverages, including general, automobile, professional and various specialty products; and 3) reinsurance of other insurers on a quota share basis.

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

Our Individual Risk business is written by the Glencoe Group of companies through its operating subsidiaries Glencoe and Lantana, on an excess and surplus lines basis, and Stonington, on an admitted basis. We rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We oversee our third-party partners through an operations review team at Glencoe Group Services Inc., which conducts initial due diligence as well as periodic reviews.

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

Modeling

We have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS©). REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. Before the Company binds any risk, a significant amount of exposure data is gathered from clients and this exposure data is input into the REMS© modeling system. The REMS© modeling system enables the Company to measure each policy on a consistent basis and provides the Company with a measurement of an appropriate price to charge for each policy based upon the risk that is assumed. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program. While REMS© is most developed in analyzing catastrophe risks, it is also used for analyzing other classes of risk.

REMS© combines computer-generated simulations that estimate event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to us. We have also customized REMS© by including additional perils, risks and geographic areas that are not captured in the commercially available models.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Claims and Claim Expense Reserves

We believe that the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred. Our estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance will be material. Also, reserving for reinsurance business can involve uncertainty because of the dependence on information from the ceding company, the time lag inherent in reporting information from the primary insurer to the reinsurer, and differing reserving practices among ceding companies. Reserving for our Individual Risk business can involve analogous uncertainty where our business is originated through program managers or quota share reinsurance.

For the Company's property catastrophe reinsurance business, which is characterized by loss events of low frequency and high severity, reporting of claims in general tends to be prompt (as compared to reporting of claims for "long-tail" products, which tends to be slower). However, the timing of claims reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes or earthquakes); the geographic area involved; and the quality of each customer's claims management and reserving practices. Management's judgments as regards to these factors are reflected in management's reserve estimates. Because the events from which claims arise under policies written by the Company's property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, the Company often is able to use independent reports of such events to augment its loss reserve estimation process. However, based upon the amount and timing of the reported claims from any one or more catastrophe event, such reserve estimates may change significantly from one quarter to another. Once the Company receives notice of a loss under a catastrophe reinsurance contract, it is generally able to promptly process such a claim.

For our property catastrophe reinsurance operations, we initially set our claims reserves based on case reserves reported by insureds and ceding companies. We then add to these case reserves our estimates for additional case reserves, and an estimate for incurred but not reported reserves ("IBNR"). In addition to the loss information and estimates communicated by cedants, the Company also utilizes industry information which the Company gathers and retains in its REMS© modeling system. When property catastrophe losses do occur, the information stored in its REMS© modeling system allows the

Company to analyze each of its policies against such loss and compare our estimate of the losses with those reported to the Company by its policyholders. The estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims and the unique characteristics of each loss. During 2003, with the accumulation of 10 years of historical information on our claims and claim expenses, we adopted a new system to reassess our property catastrophe reserves on our older accident years.

The loss estimation for the casualty coverages we offer through our specialty reinsurance and Individual Risk operations is different than that for property oriented coverages, because these coverages are potentially subject to greater uncertainties, relating to factors such as long-term inflation and changes in the social and legal environment. Moreover, in reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines. We estimate our IBNR for these coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique. The utilization of the Bornhuetter-Ferguson technique requires us to estimate an ultimate claims and claim expense ratio and select an estimated loss reporting pattern. We select our estimates of the ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the terms of the coverages we offer. The estimated claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. For the Company's specialty and Individual Risk lines we also considered estimating reserves utilizing paid and incurred development methods. We elected to utilize the Bornhuetter-Ferguson technique because this method allows for weight to be applied to expected results, and hence is less susceptible to the potential pitfall of being improperly swayed by one year or one quarter of paid and/or reported loss data.

The Company's reserving methodology for each line of business utilizes a loss reserving model that calculates a point estimate for the Company's ultimate losses as opposed to a methodology that develops a range of estimates. The Company then utilizes this point estimate, along with paid and incurred data, to record its estimate of IBNR. See "Reserves for Claims and Claim Expenses" for a breakdown of our case reserves and IBNR by line of business.

Because any reserve estimate is simply an insurer's estimate of its ultimate liability, and because there are numerous factors which affect reserves but can not be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. During the remainder of 2004 and in 2005, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reduction to our older accident year reserves.

All of our estimates are reviewed annually with an independent actuarial firm. We also review our assumptions and our methodologies on a quarterly basis. If we determine that an adjustment to an earlier estimate is appropriate, such adjustments are recorded in the quarter in which they are identified. Adjustments to our prior year estimated claims reserves will impact our current year net income by increasing our net income if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income if the prior year estimated claims reserves prove to be insufficient. During the nine months ended September 30, 2004 and 2003, changes to prior year estimated claims reserves had the following impact on our net income (loss): during the first nine months of 2004, prior year estimated claims reserves were reduced by $75.8 million and, accordingly, our net loss for the first nine months of 2004 was decreased by $75.8 million; and during the first nine months of 2003, prior year estimated claims reserves were reduced by $50.0 million, and our net income for the first nine months of 2003 was increased by $50.0 million. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made.

Premiums

We recognize premiums as income over the terms of the related contracts and policies. Our written premiums are based on policy and contract terms and include estimates based on information received from both insureds and ceding companies. We record adjustment premiums in the period in which they occur.

We book premiums on non-proportional contracts in accordance with the contract terms. Premiums written on losses occurring contracts are typically earned over the contract period. Premiums on risks attaching contracts are generally earned as reported by the cedants, which may be over a period more than twice as long as the contract period. Management makes estimates based on judgment and historical experience for periods during which information has not yet been received. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded and to date such subsequent adjustments have not been material.

The minimum and deposit premiums on excess policies are usually set in the language of the contract and are utilized to record premiums on these policies. Actual amounts are determined in subsequent periods based on actual exposures and any adjustments are recorded in the period in which they occur. Because premiums for our Reinsurance segment are contractually driven and the reporting lag for such premiums is minimal it is not necessary to record significant estimates for premiums written.

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commissions expense. Management estimates these amounts based on discussions with ceding companies and program managers and historical experience and judgment. Total premiums estimated as of September 30, 2004 and 2003 were $32.5 million and $97.0 million, respectively. Total commissions estimated as of September 30, 2004 and 2003 were $8.9 million and $28.5 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Historically, those differences have not been material.

We record ceded premiums on the same basis as assumed premiums. Reinstatement premiums are estimated by management, based on the contract terms, at the time of the loss occurrence giving rise to the reinstatement.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

A summary of the significant components of our revenues and expenses is as follows:

Three months ended September 30, 2004	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written (1)	$132,191	$141,027	$—	$273,218
Net premiums written	$113,244	$105,993	—	$219,237
Net premiums earned	$256,623	$84,224	—	$340,847
Claims and claim expenses incurred	570,225	168,277	—	738,502
Acquisition expenses	40,264	32,170	—	72,434
Operational expenses	5,135	4,981	—	10,116
Underwriting loss	$(359,001)	$(121,204)	—	(480,205)
Net investment income			39,487	39,487
Equity in earnings of unconsolidated ventures			9,058	9,058
Other income (loss)			(4,855)	(4,855)
Interest and preference share dividends			(15,441)	(15,441)
Minority interest — DaVinciRe			89,888	89,888
Other items, net			(10,362)	(10,362)
Net realized gains on investments			15,023	15,023
Net loss attributable to common shareholders			$122,798	$(357,407)

Claims and claim expense ratio	222.2%	199.8%		216.7%
Underwriting expense ratio	17.7%	44.1%		24.2%
Combined ratio	239.9%	243.9%		240.9%

(1)	Reinsurance segment gross premiums written excludes $16.7 million of premiums ceded from the Individual Risk segment.

Three months ended September 30, 2003	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written (1)	$139,645	$173,672	$—	$313,317
Net premiums written	$113,032	$123,538	—	$236,570
Net premiums earned	$195,578	$81,786	—	$277,364
Claims and claim expenses incurred	56,527	40,329	—	96,856
Acquisition expenses	24,941	31,376	—	56,317
Operational expenses	14,635	3,247	—	17,882
Underwriting income	$99,475	$6,834	—	106,309
Net investment income			28,280	28,280
Equity in earnings of unconsolidated ventures			5,273	5,273
Other income			2,706	2,706
Interest, preference share dividends, Capital Securities minority interest			(11,048)	(11,048)
Minority interest — DaVinciRe			(15,211)	(15,211)
Other items, net			(4,241)	(4,241)
Net realized gains on investments			1,172	1,172
Net income available to common shareholders			$6,931	$113,240

Claims and claim expense ratio	28.9%	49.3%		34.9%
Underwriting expense ratio	20.2%	42.3%		26.8%
Combined ratio	49.1%	91.6%		61.7%

(1)	Reinsurance segment gross premiums written excludes $18.5 million of premiums ceded from the Individual Risk segment.

Summary Overview

Our third quarter results were significantly and adversely affected by the four large hurricanes that occurred during the quarter, Charley, Frances, Jeanne and Ivan, which together caused a negative impact of $520 million on our third quarter results. This impact is reflected in the following items: net losses of $650 million, plus the reversal of previously accrued profit commission of $13 million, which is reflected as an increase to acquisition expenses of the reinsurance segment, less reinstatement premiums earned of $20 million and less minority interest offset of $123 million. These amounts are based on management's estimates following a review of our potential exposures and discussions with our counterparties. Given the magnitude of these loss events and due to delays in receiving claims data, these results are subject to change based on developments including new or revised data received from our counterparties. Changes in these estimates will be recorded in the period in which they occur.

For the three months ended September 30, 2004, our gross premiums written decreased by $40.1 million or 12.8% compared to the same period in 2003, primarily due to 1) the assumption of $50 million of premium from an inforce book of business in our Individual Risk segment during the third quarter of 2003, and 2) $51.3 million in certain timing differences in recording our property catastrophe premiums in the second quarter of 2004 as compared to the third quarter of 2003. These timing differences were primarily caused by late signings of second quarter 2003 premiums which were recorded in the third quarter of 2003, which signings were not delayed in 2004 and were therefore reported in the second quarter of 2004. These amounts were partially offset by $20 million of reinstatement premiums and $27 million in premiums written for additional backup covers in the Reinsurance segment as a result of the hurricanes occurring during the quarter (see – "Reinsurance Segment" below).

Our net earned premiums increased by $63.5 million or 22.9% primarily as a result of 1) the $20 million of reinstatement premiums as noted above (which are earned immediately), and 2) the growth of our consolidated premiums during 2003 and 2004 (see nine month results below) where 2004 net written premiums have increased by $200.9 million or 20.4% over the total net written premiums for the nine month period ended September 30, 2003, which has resulted in a corresponding increase in net earned premiums.

Underwriting Results by Segment

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our property catastrophe reinsurance and specialty reinsurance business units and through joint ventures and other activities managed by Renaissance Underwriting Managers. Our Individual Risk segment provides primary insurance and quota share reinsurance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments.

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

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the three months ended September 30, 2004 and 2003:

Three months ended September 30,	2004	2003
(in thousands)
Property catastrophe premium (1)
Renaissance	$88,292	$84,780
DaVinci	10,548	22,735
Total property catastrophe premium	98,840	107,515
Specialty premium
Renaissance	33,786	29,806
DaVinci	(435)	2,324
Total specialty premium	33,351	32,130
Total Reinsurance gross premium written	$132,191	$139,645
Net premium written	$113,244	$113,032
Net premium earned — property catastrophe	$175,548	$122,431
Net premium earned — specialty	81,075	73,147
Total net premium earned	256,623	195,578
Claims and claim expenses incurred	570,225	56,527
Acquisition expenses	40,264	24,941
Operational expenses	5,135	14,635
Underwriting income (loss)	$(359,001)	$99,475

Claims and claim expenses incurred — current accident year	$586,436	$69,229
Claims and claim expenses incurred — prior years	(16,211)	(12,702)
Net claims and claim expenses incurred — total	$570,225	$56,527

Claims and claim expense ratio — accident year	228.5%	35.4%

Claims and claim expense ratio — calendar year	222.2%	28.9%
Underwriting expense ratio	17.7%	20.2%
Combined ratio	239.9%	49.1%

(1)	Excludes combined gross premiums assumed from the Individual Risk segment of $16.7 million and $18.5 million for the three months ended September 30, 2004 and 2003, respectively.

Hurricane Losses

The four large hurricanes occurring in the third quarter had a negative impact of $387 million on the Reinsurance segment, comprised of the following amounts: net losses of $532 million, plus the reversal of previously accrued profit commissions of $13 million, less reinstatement premiums earned of $35 million and less minority interest offset of $123 million, which is due to 100% of the net loss from DaVinciRe being consolidated into the Company's underwriting performance and the corresponding elimination of the 75% of the DaVinciRe net loss attributable to the other investors in DaVinciRe.

Premiums

Property catastrophe – During the third quarter of 2004 our property catastrophe premiums decreased by $8.7 million or 8.1%. Premium changes to note in the quarter were a $51.3 million decrease due to timing differences in the booking of premiums, which were primarily caused by late signings of second quarter 2003 premiums which were recorded in the third quarter of 2003, which signings were not delayed in 2004 and were therefore reported in the second quarter of 2004. Also occurring in the quarter were increases in premiums from hurricane-related reinstatement premiums written of $35 million and premiums written for backup covers of $27 million.

The opportunity to write reinstatement and backup cover premiums arose as a result of the large hurricane losses; in the absence of similar losses, we would not expect to write reinstatement and backup cover premiums of this magnitude and therefore, barring the occurrence of another large catastrophe, we do not expect them to recur.

Net premiums earned increased by $61.0 million or 31.2%. This increase was due to the timing differences as noted above, as well as earnings from hurricane-related reinstatement premiums, which are earned immediately, and the overall increase of $126 million in net premiums written for the nine months ended September 30, 2004, which has caused a corresponding increase in net premiums earned.

Specialty Reinsurance – During the third quarter of 2004 our specialty reinsurance premiums were relatively flat, increasing by $1.2 million or 3.8%.

Underwriting Results

The $359.0 million net underwriting loss in our Reinsurance segment was primarily the result of the third quarter hurricanes, as discussed above. For the quarter, the Reinsurance segment generated a claims and claim expense ratio of 222.2% and an underwriting expense ratio of 17.7%, compared to 28.9% and 20.2%, respectively, during the third quarter of 2003. Excluding the net claims associated with the four hurricanes, the premiums from related reinstatements, and the $13 million negative impact from the reversal of a previously accrued profit commission, the claims and claim expense ratio and underwriting expense ratio would have been 17.2% and 14.7%, respectively, for the third quarter of 2004. The reduction in the claims and claim expense ratio to 17.2% in the third quarter of 2004 (after excluding the net hurricane claims and the other expenses described above) from 28.9% in the third quarter of 2003 was due to the relatively few loss events occurring in the quarter apart from the Florida hurricanes. The decrease in our underwriting expense ratio from 20.2% to 14.7% (after excluding the net hurricane claims and the other expenses described above) was primarily due to a $7.0 million reduction in compensation-related accruals.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal products include: 1) commercial and homeowners property coverages, including catastrophe-exposed products; 2) commercial liability coverages, including general, automobile, professional and various specialty products; and 3) reinsurance to other insurers on a quota share basis. We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington and Lantana.

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the three months ended September 30, 2004 and 2003:

Three months ended September 30,	2004	2003
(in thousands)
Gross premium written	$141,027	$173,672
Net premium written	$105,993	$123,538
Net premium earned	$84,224	$81,786
Claims and claim expenses incurred	168,277	40,329
Acquisition expenses	32,170	31,376
Operational expenses	4,981	3,247
Underwriting income (loss)	$(121,204)	$6,834

Claims and claim expenses incurred — current accident year	$176,510	$53,165
Claims and claim expenses incurred — prior years	(8,233)	(12,836)
Net claims and claim expenses incurred — total	$168,277	$40,329

Claims and claim expense ratio — accident year	209.6%	65.0%

Claims and claim expense ratio — calendar year	199.8%	49.3%
Underwriting expense ratio	44.1%	42.3%
Combined ratio	243.9%	91.6%

Hurricane Losses

The four large hurricanes occurring in the third quarter had a negative impact of $133 million on the Individual Risk segment, comprised of $118 million of net losses incurred and $15 million in ceded reinstatement premiums payable.

Premiums

Gross written premiums decreased by $32.6 million or 18.8% in the third quarter of 2004. The decrease was due to a $50.0 million portfolio transfer occurring in the third quarter of 2003, partially offset by the addition of new programs and expansion of existing programs in the third quarter of 2004 compared to the third quarter of 2003.

Underwriting Results

The $121.2 million net underwriting loss in our Individual Risk segment was primarily the result of the third quarter catastrophes, as discussed above. For the quarter, the Individual Risk segment generated a claims and claim expense ratio of 199.8% and an underwriting expense ratio of 44.1%, compared to 49.3% and 42.3%, respectively, during the third quarter of 2003. Excluding the net claims associated with the four hurricanes and the premiums owed for related reinstatements, the claims and claim expense ratio and underwriting expense ratio would have been 51.0% and 37.6%, respectively, for the third quarter of 2004. The claims and claim expense ratio, after excluding the net hurricane claims and the premiums owed for related reinstatements would have been in line with the prior year, and the underwriting expense ratio would have decreased as the business is maturing and certain start-up and administrative costs, as expected, are not increasing at the same pace as the earned premiums of the business.

Other Income (Loss) and Equity in Earnings of Unconsolidated Ventures

The fee income, equity pick up and other items as reported in other income and in equity in earnings of unconsolidated ventures are detailed below:

Three months ended September 30,	2004	2003
(in thousands)
Fee income	$1,206	$3,529
Other items	(6,061)	(823)
Total other income (loss)	(4,855)	2,706
Equity in earnings of unconsolidated ventures	9,058	5,273
Total	$4,203	$7,979

Our other income (loss) and equity in earnings of unconsolidated ventures is principally generated from the annual management fee we receive from Platinum, the equity pickup of our investments in our joint ventures Top Layer Re and Channel Re, the underwriting of contracts related to physical variables, and other miscellaneous activities.

Fee income has decreased by $2.3 million in the third quarter of 2004 as compared to the third quarter of 2003, primarily due to certain profit commissions generated from certain transactions in 2003 that did not recur in 2004. We also generate fees from our joint venture with DaVinci; however, because DaVinci is consolidated in our financial statements, these fees are not recorded in other income, but are instead eliminated in consolidation and are not included in our consolidated financial statements. We also receive fees from certain placements of structured quota share reinsurance agreements for participations in our property catastrophe book of business. These fees are not recorded in other income, but instead are recorded as reductions to acquisition costs and underwriting expenses.

The increase in the loss on other items is primarily due to $6.4 million of losses from short positions in credit derivatives in the third quarter of 2004 compared to a loss of $1.0 million on these credit derivatives in the third quarter of 2003.

The equity in earnings of unconsolidated ventures increased by $3.8 million in the third quarter of 2004, from $5.3 million to $9.1 million, as this is the first full quarter in which we have recorded the equity pickup from our investment in Channel Re. This was offset by a slight decrease in our equity pickup from Top Layer Re, caused by higher costs for ceded reinsurance and foreign exchange losses.

Other Items

A description of the changes in other non-underwriting income and expense items is as follows:

•	Net investment income increased by $11.2 million to $39.5 million from $28.3 million due to an increase in our returns from our alternative investment portfolio by $4.2 million, and due to a change in the accounting treatment of our earnings from a joint venture focused on trading weather-sensitive commodities and securities (due to a decrease in our percentage ownership), which is now included in investment income of $1.6 million. Investment income also increased as a result of an increase in invested assets and higher returns on such investments.

•	The $4.4 million increase in interest, preference share dividends, and, in 2003, Capital Securities minority interest is due to the issuance of $250 million of 6.08% Series C preference shares in March 2004.

•	Minority interest – DaVinciRe decreased by $105.1 million, from an expense of $15.2 million to income of $89.9 million due to hurricane losses sustained by DaVinci in the third quarter of 2004 and the resultant net loss on DaVinci's financial results for the quarter (see – "Underwriting Results by Segment", above).

•	During the third quarter of 2004, the Company increased the valuation allowance on its deferred tax asset to reflect a valuation allowance of 100% of the deferred tax asset, resulting in an income tax expense of $4.0 million.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

A summary of the significant components of our revenues and expenses is as follows:

Nine months ended September 30, 2004	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written (1)	$1,007,825	$372,557	$—	$1,380,382
Net premiums written	$862,644	$325,456	—	$1,188,100
Net premiums earned	$701,278	$293,122	—	$994,400
Claims and claim expenses incurred	693,780	277,637	—	971,417
Acquisition expenses	92,011	102,501	—	194,512
Operational expenses	21,885	17,109	—	38,994
Underwriting loss	$(106,398)	$(104,125)	—	(210,523)
Net investment income			104,370	104,370
Equity in earnings of unconsolidated ventures			20,501	20,501
Other income (loss)			(4,435)	(4,435)
Interest and preference share dividends			(41,759)	(41,759)
Minority interest — DaVinciRe			57,406	57,406
Other items, net			(17,027)	(17,027)
Net realized gains on investments			20,624	20,624
Net loss attributable to common shareholders			$139,680	$(70,843)

Claims and claim expense ratio	98.9%	94.7%		97.7%
Underwriting expense ratio	16.3%	40.8%		23.5%
Combined ratio	115.2%	135.5%		121.2%

(1)	Reinsurance segment gross premiums written excludes $17.4 million of premiums ceded from the Individual Risk segment.

Nine months ended September 30, 2003	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written (1)	$875,841	$335,203	$—	$1,211,044
Net premiums written	$736,309	$250,854	—	$987,163
Net premiums earned	$604,916	$211,457	—	$816,373
Claims and claim expenses incurred	174,523	105,189	—	279,712
Acquisition expenses	70,018	69,136	—	139,154
Operational expenses	39,826	9,295	—	49,121
Underwriting income	$320,549	$27,837	—	348,386
Net investment income			93,823	93,823
Equity in earnings of unconsolidated ventures			17,834	17,834
Other income			2,888	2,888
Interest, preference share dividends, Capital Securities minority interest			(33,200)	(33,200)
Minority interest — DaVinciRe			(56,246)	(56,246)
Other items, net			(740)	(740)
Net realized gains on investments			71,944	71,944
Net income available to common shareholders			$96,303	$444,689

Claims and claim expense ratio	28.8%	49.7%		34.3%
Underwriting expense ratio	18.2%	37.1%		23.0%
Combined ratio	47.0%	86.8%		57.3%

(1)	Reinsurance segment gross premiums written excludes $24.2 million of premiums ceded from the Individual Risk segment.

Summary Overview

Like the three month results, our nine month results have also been significantly and adversely affected by the $520 million negative impact from the recent hurricanes, which are primarily responsible for the $559 million reduction in underwriting income to an underwriting loss of $211 million for the nine months ended September 30, 2004 as compared to the underwriting income of $348 million for the nine months ended September 30, 2003. These amounts are based on management's estimates following a review of our potential exposures and discussions with our counterparties. Given the magnitude of these loss events and due to delays in receiving claims data, these results are subject to change based on developments including new or revised data received from our counterparties. Changes in these estimates will be recorded in the period in which they occur.

For the nine months ended September 30, 2004, our gross and net premiums written have increased due to: 1) reinstatement premiums and premiums for backup covers written as a result of the hurricane losses in the quarter (see discussion of the three month results of our Reinsurance segment above); 2) an increase in premiums written in our specialty reinsurance book of business due to growth across several of our existing products; and 3) the addition of new programs and expansion of existing programs in our Individual Risk segment.

Our net earned premiums increased by $178.0 million or 21.8% due to the growth in gross and net premiums written in 2004, our growth in gross premiums written during 2003, and the immediate recognition of earnings on reinstatement premiums from the hurricane losses, as discussed in our three month results.

Underwriting Results by Segment

A discussion of our underwriting results by segment is provided below.

Reinsurance Segment

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the nine months ended September 30, 2004 and 2003:

Nine months ended September 30,	2004	2003
(in thousands)
Property catastrophe premium (1)
Renaissance	$507,833	$457,710
DaVinci (2)	143,629	145,953
Total property catastrophe premium	651,462	603,663
Specialty premium
Renaissance	324,916	249,445
DaVinci	31,447	22,733
Total specialty premium	356,363	272,178
Total Reinsurance gross premium written	$1,007,825	$875,841
Net premium written	$862,644	$736,309
Net premium earned — property catastrophe	$429,680	$358,511
Net premium earned — specialty	271,598	246,405
Total net premium earned	701,278	604,916
Claims and claim expenses incurred	693,780	174,523
Acquisition expenses	92,011	70,018
Operational expenses	21,885	39,826
Underwriting income (loss)	$(106,398)	$320,549

Claims and claim expenses incurred — current accident year	$754,221	$205,013
Claims and claim expenses incurred — prior years	(60,441)	(30,490)
Net claims and claim expenses incurred — total	$693,780	$174,523

Claims and claim expense ratio — accident year	107.5%	33.9%

Claims and claim expense ratio — calendar year	98.9%	28.8%
Underwriting expense ratio	16.3%	18.2%
Combined ratio	115.2%	47.0%

(1)	Excludes combined gross premiums assumed from the Individual Risk segment of $17.4 million and $24.2 million for the nine months ended September 30, 2004 and 2003, respectively.

(2)	Excludes premium assumed from Renaissance Reinsurance of $8.4 million for the nine months ended September 30, 2004

Premiums

Property catastrophe – During the first nine months of 2004 our property catastrophe premiums increased by $47.8 million or 7.9%, primarily due to the booking of $35 million in reinstatement premiums and $27 million of premiums written for backup covers arising as a result of the third quarter hurricanes. Apart from these premiums, which in the absence of another large catastrophe we do not expect to recur, property catastrophe premiums were generally flat year-over-year. For the remainder of the year, excluding the impact of the reinstatement premiums and backup cover premiums, we expect a slight decline in property catastrophe premiums from the prior year.

Specialty Reinsurance – During the first nine months of 2004 our specialty reinsurance premiums increased by $84.2 million or 30.9%. This increase was in line with our expectations and was due to growth across several of our products. We continue to focus on a few targeted areas of this market and also continue to hire additional resources in our specialty underwriting group, which has facilitated our expansion into other products in this line of business.

Underwriting Results

The $106.4 million underwriting loss from our Reinsurance segment was primarily the result of the $510 million negative effect from the third quarter hurricane activity, which includes $532 million in net losses, plus a $13 million increase in acquisition expenses from the reversal of the previously recorded profit commissions, less the $35 million increase in reinstatement premiums as discussed in the three month results above (note – the $510 million referred to above does not reflect the $123 million offset for the minority interest to the 75% shareholders of DaVinci, which would sum to the net $387 million total effect to the reinsurance segment, because we do not include minority interest in our summary of underwriting income (loss) in the table above).

For the nine months ended September 30, 2004, the Reinsurance segment generated a claims and claim expense ratio of 98.9% and an underwriting expense ratio of 16.3%, compared to 28.8% and 18.2%, respectively, for the first nine months of 2003. Excluding the net claims associated with the four hurricanes, the premiums from related reinstatements, and the $13 million negative impact from the reversal of a previously accrued profit commission, the claims and claim expense ratio and the underwriting expense ratio would have been 24.2% and 15.2%, respectively, for the nine months ended September 30, 2004. The approximate 4% reduction in the claims and claim expense ratio (after excluding the net hurricane claims and the other events described above) is the result of $30 million of additional reductions from prior year reserves which is equally spread between the specialty and catastrophe reinsurance books of business and is primarily due to the actual paid and incurred loss activity being better than what the Company had anticipated when setting its IBNR reserves. As discussed in our critical accounting policies, because our reserve estimate is simply our estimate of our ultimate liability, and because there are numerous factors which affect reserves but can not be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. Accordingly, if actual paid losses and incurred losses reported to us are below what we had anticipated, we would reflect positive development in our prior year reserves, as has occurred in these results. During the remainder of 2004 and in 2005, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reduction to our older accident year reserves. There can be no assurance this will occur, and if our actual paid and incurred losses exceed our estimates, we would reflect adverse rather than positive development.

The reduction in operational expenses by $17.9 million or 45% was primarily due to reversals of $16.6 million in accruals related to executive compensation, and bonus and incentive compensation accruals.

Individual Risk Segment

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the nine months ended September 30, 2004 and 2003:

Nine months ended September 30,	2004	2003
(in thousands)
Gross premium written	$372,557	$335,203
Net premium written	$325,456	$250,854
Net premium earned	$293,122	$211,457
Claims and claim expenses incurred	277,637	105,189
Acquisition expenses	102,501	69,136
Operational expenses	17,109	9,295
Underwriting income (loss)	$(104,125)	$27,837

Claims and claim expenses incurred — current accident year	$293,027	$124,720
Claims and claim expenses incurred — prior years	(15,390)	(19,531)
Net claims and claim expenses incurred — total	$277,637	$105,189

Claims and claim expense ratio — accident year	100.0%	59.0%

Claims and claim expense ratio — calendar year	94.7%	49.7%
Underwriting expense ratio	40.8%	37.1%
Combined ratio	135.5%	86.8%

Premiums

The increase in gross premiums written from our Individual Risk operations of $37.4 million or 11.1% in the first nine months of 2004 was primarily the result of our addition of new programs and expansion of existing programs compared to the prior year, and continuing improvement in the market environment. The year-to-date growth in individual risk premiums is below our expectations due to later inceptions of certain programs than previously anticipated. We expect that the late inception of these programs will contribute to our growth in gross written premium in the Individual Risk segment in 2005, as discussed in "Current Outlook" below.

Underwriting Results

The underwriting loss of $104.1 million was a result of the $133 million effect from the third quarter hurricane activity including a $15 million negative impact to net premiums earned for ceded reinstatement premiums and a $118 million increase in claims and claim expenses incurred (see our three month Individual Risk segment results above). After adjusting the nine month underwriting activity for the $133 million effect from the third quarter hurricanes, the underwriting results would have approximated underwriting income of $29 million and a combined ratio of 90.6%, which are in line with the nine month activity ending September 30, 2003.

Other Income (Expenses) and Equity in Earnings of Unconsolidated Ventures

The fee income, equity pick up and other items as reported in other income and in equity in earnings of unconsolidated ventures are detailed below:

Nine months ended September 30,	2004	2003
(in thousands)
Fee income	$3,395	$6,007
Other items	(7,830)	(3,119)
Total other income (loss)	(4,435)	2,888
Equity in earnings of unconsolidated ventures	20,501	17,834
Total	$16,066	$20,722

As noted in our analysis of other income (loss) for the three months ended September 30, 2004, the primary reasons for the $7.3 million decrease in total other income (loss) is due to the losses on credit derivatives of $6.9 million sustained in 2004 compared to losses of $1.9 million in 2003.

Equity in earnings of unconsolidated ventures increased by $2.7 million, as a decrease in our equity pickup from Top Layer Re was offset by $5.8 million of equity pickup to date from our investment in Channel Re, which was made in February 2004, and $3.9 million of equity pickup from a joint venture focused on trading weather-sensitive commodities and securities. Beginning in the third quarter of 2004, the increase in value of this joint venture focused on trading weather-sensitive commodities and securities is captured in investment income as a result of a change in the entity's structure (see discussion of third quarter results above).

Other Items

A description of the changes in other non-underwriting income and expense items is as follows:

•	Net investment income increased by $10.6 million to $104.4 million from $93.8 million primarily due to an increase in our returns from our alternative investment portfolio by $6.7 million, and due to a change in the accounting treatment of our earnings from a joint venture focused on trading weather-sensitive commodities and securities (due to a decrease in our percentage ownership), which is now included in investment income of $1.6 million. Investment income also increased as a result of an increase in invested assets and higher returns on such investments.

•	The $8.6 million increase in interest, preference share dividends, and, in 2003, Capital Securities minority interest is due to the issuance of the Series B preference shares and the 5.875% Senior Notes in January and February 2003, respectively. A full nine months of expense is included in the 2004 results whereas a full nine months of expense was not included in the 2003 nine month results. Also increasing the cost is the issuance of $250 million 6.08% Series C preference shares in March 2004.

•	Minority interest – DaVinciRe decreased by $113.7 million, from an expense of $56.2 million to income of $57.4 million due to hurricane losses sustained by DaVinci in the third quarter of 2004 (see discussion of third quarter results above).

•	Additional items included in the Other Items caption and causing this item to increase to a cost of $17.0 million compared to a cost of $0.7 million are 1) a reduction in foreign exchange gains from $11.8 million for the nine months ended September 30, 2003 to $1.0 million for the nine months ended September 30, 2004 due to positive changes in certain European currencies in 2003; such potential changes were hedged during 2004, and 2) an increase in the third quarter 2004 valuation allowance on deferred tax asset to reflect a valuation allowance of 100% of the deferred tax asset, resulting in an income tax expense of $4.0 million.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which requires our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At September 30, 2004, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,109 million, and the amount of capital and surplus required to be maintained was $484 million. Our U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. At September 30, 2004, the statutory capital and surplus of Stonington was $52.7 million and the maximum dividend it could pay without prior approval was $2.7 million.

In total and on an annual basis, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide sufficient liquidity to meet extraordinary claims payments should the need arise. Additionally, we maintain a $500.0 million revolving credit facility to meet additional capital requirements, if necessary. However, because the insurance and reinsurance coverages provided by our subsidiaries are subject to infrequent losses of potentially high severity, it is possible that in any one quarter that our holding company may be called upon to make capital infusions into our subsidiaries, as occurred during the third quarter of 2004 as a result of the recent hurricane activity, where our holding company contributed $275 million of capital to our subsidiary companies.

CASH FLOWS

Cash flows from operations in the first nine months of 2004 were $751.8 million, which principally consisted of increases in reserves for claims and claim expenses (net) of $746.3 million and increases in reserves for unearned premiums of $232.6 million, partially offset by our net loss of $48.4 million and an increase of $102.8 million in premiums receivable, among other items.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Although our consolidated cash flows from operations are significantly in excess of our current needs, much of this is due to the increase in our net reserves for claims and claim expenses, specifically as it relates to the occurrence of the recent Florida hurricanes. Such hurricanes caused our net reserves, after payments of losses on these hurricanes, to increase by $605.3 million during the quarter. As we pay these losses over the next couple of years, our cash flows from operations will be negatively impacted.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

Our gross case reserves and IBNR by line of business at September 30, 2004 and December 31, 2003 were as follows:

At September 30, 2004	Case Reserves	IBNR	Total

Property catastrophe reinsurance	$181,872	$652,387	$834,259
Specialty reinsurance	101,474	392,237	493,711
Total Reinsurance	283,346	1,044,624	1,327,970
Individual Risk	113,268	294,820	408,088
Total	$396,614	$1,339,444	$1,736,058

At December 31, 2003

Property catastrophe reinsurance	$196,477	$238,021	$434,498
Specialty reinsurance	88,899	256,630	345,529
Total Reinsurance	285,376	494,651	780,027
Individual Risk	95,930	101,935	197,865
Total	$381,306	$596,586	$977,892

Of the total case reserve amounts above, the amount reported by ceding insurers and insureds was $242.5 million at September 30, 2004 and $244.0 million at December 31, 2003. The remaining balance represents additional case reserve estimates established by management.

The $742.9 million increase in IBNR at September 30, 2004 compared to December 31, 2003 is primarily due to the third quarter 2004 hurricanes losses.

At September 30, 2004 our estimated IBNR reserve was $1,339.4 million. A 5% change in such IBNR reserves would equate to a $67.0 million adjustment to claims and claim expenses incurred, which would represent 2.7% of shareholders' equity at September 30, 2004.

As discussed in "Summary of Critical Accounting Policies and Estimates", for insurance and reinsurance companies, the most significant accounting judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves are incorrect, possibly materially.

A large portion of our coverages provide protection from natural and man-made catastrophes which are generally infrequent, but can be significant, such as losses from hurricanes and earthquakes. Our claims and claim expense reserves will generally fluctuate, sometimes materially, based upon the occurrence of a significant natural or man-made catastrophic loss for which we provide reinsurance. Our claims reserves will also fluctuate based on the payments we make for these large loss events. The timing of our payments on loss events can be affected by various factors, including the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers.

During 2003 and continuing in the first nine months of 2004, we increased our specialty reinsurance and Individual Risk gross written premiums (see – "Summary of Results of Operations"). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates, as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

For our Reinsurance and Individual Risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of appropriate additional case reserves and IBNR. Our case reserves and our estimates for IBNR reserves are based on 1) claims reports from insureds and program managers, 2) aggregate industry loss reports and estimates, 3) our underwriters' experience in setting claims reserves, 4) the use of computer models where applicable and 5) historical industry claims experience. For some classes of business we use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. (Also see "Summary of Critical Accounting Policies and Estimates")

CAPITAL RESOURCES

Our total capital resources as at September 30, 2004 and December 31, 2003 were as follows:

(in thousands of U.S. dollars)	At September 30, 2004	At December 31, 2003
Common shareholders' equity	$1,957,115	$2,084,643
Preference shares	500,000	250,000
Total shareholders' equity	2,457,115	2,334,643
7.0% Senior Notes	150,000	150,000
5.875% Senior Notes	100,000	100,000
DaVinci revolving credit facility — borrowed	100,000	100,000
8.54% subordinated obligation to capital trust	103,093	103,093
Revolving credit facility — unborrowed	500,000	400,000
Total capital resources	$3,410,208	$3,187,736

During the first nine months of 2004, our capital resources increased primarily as a result of the issuance of $250 million of Series C preference shares and an increase in our revolving credit facility, offset by our net loss attributable to common shareholders of $70.8 million and dividends payable to our common shareholders of $40.3 million.

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

In January 2003, RenaissanceRe issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, RenaissanceRe issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a "make-whole" premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at September 30, 2004.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During the first nine months of 2004 and the year ended December 31, 2003, RenaissanceRe did not purchase any of the Capital Securities. RenaissanceRe has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at September 30, 2004. The Capital Securities mature on March 1, 2027.

During May 2004, DaVinciRe amended and restated its credit agreement providing for a $100 million committed revolving credit facility and maintained as outstanding the full $100 million available under this facility. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.1% during the first nine months of 2004 (2003 – 2.2%). As amended, the credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $250 million. At September 30, 2004, DaVinciRe was in compliance with the covenants of this agreement. The amended and restated agreement extended the term of the facility to May 25, 2007.

Under the terms of certain reinsurance contracts, we may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a $600 million syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. ("RIHL"), whose assets consist of high grade fixed income securities. Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures also have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and in the aggregate the net asset value of all unpledged RIHL shares must be maintained at least equal to 15% of all of the outstanding RIHL shares. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. In March 2004, the facility was increased to $600 million from $485 million and the term was extended to March 30, 2005. At September 30, 2004, we had outstanding letters of credit aggregating $384.2 million.

Also, in connection with our Top Layer Re joint venture we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re's capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at September 30, 2004. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600 million.

SHAREHOLDERS' EQUITY

During the first nine months of 2004, our consolidated shareholders' equity, including preference shares, increased by $122.5 million to $2.5 billion as of September 30, 2004, from $2.3 billion as of December 31, 2003. The change in shareholders' equity was due to the issuance of $250 million of Series C preference shares, partially offset by our net loss attributable to common shareholders of $70.8 million and dividend payments to our common shareholders of $40.3 million.

INVESTMENTS

At September 30, 2004, we held investments totaling $5.0 billion, compared to $4.2 billion at December 31, 2003.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At September 30, 2004	At December 31, 2003
Fixed maturity investments available for sale, at fair value	$3,389,065	$2,947,841
Short term investments, at cost	697,380	660,564
Other investments, at fair value	590,461	369,242
Total managed investment portfolio	4,676,906	3,977,647
Equity investments in reinsurance company, at fair value	139,712	145,535
Investments in other ventures, under equity method	150,551	41,130
Total investments	$4,967,169	$4,164,312

The $802.9 million growth in our total investments for the nine months ended September 30, 2004 resulted primarily from net cash provided by operating activities of $751.8 million and the proceeds from our sale of $250 million of Series C preference shares, partially offset by a $75.9 million increase in cash and cash equivalents and by dividends to common and preference shareholders of $40.3 million and $22.5 million, respectively.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short-term notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly-rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At September 30, 2004, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA, an average duration of 2.3 years and an average yield to maturity of 3.5%. As noted in our discussion of our cash flows above, our future cash flows from operations will be negatively impacted by losses we will be required to pay related to the recent third quarter hurricanes. Accordingly we will be appropriately adjusting the liquidity and duration of our investments to meet those claim payments (see – "Cash Flows" above).

The other investments consist mainly of investments in hedge funds, private equity funds, a fund that invests in senior secured bank loans, a high yield credit fund, a non-U.S. dollar convertible fund, an investment in a medium term note which represents an interest in a pool of European fixed income securities, catastrophe bonds and an investment in a joint venture focused on trading weather-sensitive commodities and securities. During the first nine months of 2004, the increase in such investments was primarily the result of additional investments spread amongst the investment classes listed above. At September 30, 2004, we have committed capital to private equity partnerships of $182.1 million, of which $54.7 million has been contributed at September 30, 2004.

The equity investments in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a 10-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. At September 30, 2004, we own 9.2% of Platinum's outstanding common shares. We have recorded our investments in Platinum at fair value, and at September 30, 2004 the aggregate fair value was $139.7 million, compared to $145.5 million at December 31, 2003. The aggregate unrealized gain of $55.5 million on the Platinum investments is included in accumulated other comprehensive income, of which $23.8 million represents our estimate of the value of the warrant. In the fourth quarter of 2004, a lockup on the underlying shares of the warrant will expire, at which time the warrant will meet the GAAP definition of a derivative and the Company will record the fair value of the warrant in current earnings in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This will result in an initial increase in earnings in an amount equal to the unrealized gain on the warrant at that time.

The investments in other ventures, under equity method primarily represents our investments in Channel Re, Top Layer Re and other unconsolidated ventures. The increase in this balance is primarily due to our $119.7 million funding of Channel Re in February 2004.

At September 30, 2004, $18.6 million of cash and cash equivalents were invested in currencies other than the U.S. dollar, which represented less than 1% of our total investments and cash.

A portion of our investment assets are directly held by our subsidiary RIHL, a Bermuda company organized for the primary purpose of holding investments in high quality marketable securities for RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. We believe that RIHL permits us to consolidate and substantially facilitate our investment management operations. RenaissanceRe and each of our participating operating subsidiaries and affiliates have transferred marketable securities or other assets to RIHL, in return for subscriptions of RIHL equity interests. Each RIHL share is redeemable by the subscribing companies for cash or marketable securities. The subsidiaries and joint ventures which participate in RIHL both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change. RIHL is currently rated AAAf/S2 by S&P.

NON-INDEMNITY INDEX TRANSACTIONS

We have assumed risk through derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During the first nine months of 2004, we recorded income on non-indemnity index transactions of $nil, compared to a loss of $0.6 million for the same period in 2003. We report these gains or losses in other income.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of September 30, 2004, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At September 30, 2004, the material changes to the Company's contractual obligations from December 31, 2003 were as follows.

At September 30, 2004	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long-term debt obligations (1)
DaVinciRe revolving credit facility (2)	105,564	2,100	103,464	—	—
Private equity commitments	127,400	127,400	—	—	—
Operating lease obligations	54,193	3,794	7,947	8,287	34,165
Obligations under derivative contracts	27,589	9,263	10,057	8,269	—

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in based upon the current interest rate on the facility.

In certain circumstances many of our contractual obligations may be accelerated to dates other than those reflected in the table, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may be increased by interest or penalties as a result of such a default.

CURRENT OUTLOOK

We believe that the principal components of our operations continue to display strong fundamentals and we currently anticipate the following developments in our business:

Reinsurance segment

Prior to the occurrence of the recent hurricane activity we believed prices in the property markets would continue to decline. However, with the occurrence of the recent hurricane losses, we do see some signs of price improvement and although it is still early in the important January renewal process, we currently estimate that our 2005 cat premiums will remain relatively consistent with those of 2004.

In the specialty reinsurance market, prices in many but not all of the products we offer are showing signs of softening. However, conditions vary significantly by product type and certain products are attractive to us while others are not. We currently expect that our 2005 specialty premium will be roughly flat compared to 2004.

Individual Risk segment

We currently are expecting our Individual Risk premiums for 2004 to increase by 10% to 15% for the full year compared to the full year 2003. This is a reduction from our previous estimate that our 2004 Individual Risk premium would increase by approximately 30% for the 2004 year. The decrease is primarily due to the delay in bringing new programs and program managers on line in 2004. Our current expectation is that two of these programs will now incept in 2005 and accordingly we are expecting our 2005 Individual Risk premiums to increase by over 40% from our 2004 levels. We believe that our infrastructure, our strong credit ratings and our financial strength will enable us to continue to attract additional program managers who control attractive books of business and who, among other things, are currently concerned with the credit ratings of their current insurance carriers.

Because of our desire to be selective in which programs we choose to accept and our focus on programs with large premium volumes, it is probable that our quarterly written premiums in our Individual Risk segment will reflect the timing of entering into or exiting these agreements and therefore we expect to experience fluctuations in the comparison of our premiums written from quarter to quarter.

New Business

We believe that our position in the reinsurance and insurance markets we target is increasingly strong as a result of our reputation for service, prompt claims payments, proprietary analytic tools and financial strength. Additionally, the general long term credit quality of many insurance and reinsurance companies, and the related credit ratings of those companies, are becoming an increasing concern of many insurance and reinsurance customers. We believe that these factors will continue to offer opportunities to companies such as ours with strong credit ratings, a seasoned management team, and a history of successful performance.

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

Industry Developments

The New York Attorney General and other governmental and regulatory bodies are investigating allegations relating to a wide range of practices in the insurance and reinsurance industry, including contingent commissions payments and allegations of price fixing, market allocation, or bid rigging. As of the date hereof, we have not been contacted by any of these parties, although we have received a demand to produce information from the North Carolina Department of Insurance as part of an industry-wide review. The Company intends to cooperate with this request and others it may receive from governmental bodies.

We have undertaken to review our practices in light of the matters being reviewed by the New York Attorney General and other governmental authorities. To assist with our review, we have engaged the law firm Boies, Schiller & Flexner LLP. This review is ongoing. In the past, certain subsidiaries of the Company have entered into some placement service and market service agreements with insurance brokers. We are actively monitoring these ongoing, industry-wide investigations. It is possible that these investigations or related regulatory developments will mandate changes in industry practices in a fashion which increases our costs or requires us to alter aspects of the way we do business.

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

In particular, statements using words such as "may", "should", "estimate", "expect", "anticipate", "intends", "believe", "predict" or words of similar import generally involve forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by the Company or any other person that its objectives or plans will be achieved. Numerous factors could cause the Company's actual results to differ materially from those addressed by the forward-looking statements, including the following:

1.	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates, and the risk that the size of claims relating to the 2004 hurricane losses described herein may change due to the preliminary nature of some of the reports and estimates of loss and damage to date;

2.	risks associated with implementing our business strategies and initiatives for organic growth, including risks relating to managing that growth;

3.	risks associated with the growth of our specialty reinsurance and Individual Risk businesses, particularly the development of our infrastructure to support this growth;

4.	risks relating to our strategy of relying on program managers, third party administrators, and other vendors to support our Individual Risk operations;

5.	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

6.	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

7.	the risk that ongoing investigative regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in a fashion which increases our costs or requires us to alter aspects of the way we do business;

8.	acts of terrorism, war or political unrest;

9.	the inherent uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

10.	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

11.	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

12.	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

13.	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

14.	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

15.	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance and Glencoe, are subject to U.S. taxation;

16.	the lowering or loss of any of the financial or claims-paying ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

17.	loss of services of any one of our key executive officers;

18.	risks relating to the collectibility of our reinsurance, including both our Reinsurance and Individual Risk operations, as well as risks relating to the availability of coverage from creditworthy providers;

19.	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third party payments for which we might be liable, a risk which may have increased as regards brokers in light of recent developments;

20.	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

21.	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, and the risk of increased global regulation of the insurance and reinsurance industry;

22.	the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the U.S. or other jurisdictions in which we operate; and

23.	actions of competitors, including industry consolidation, the launch of new entrants and the development of competing financial products.

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

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of 2.3%, which equated to a decrease in market value of approximately $99.9 million on a portfolio valued at $4,342.5 million at September 30, 2004. At December 31, 2003, the decrease in total return would have been 2.0%, which equated to a decrease in market value of approximately $79.6 million on a portfolio valued at $3,977.6 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Equity Price Risk

We are exposed to equity price risk due to our investment in the common shares and warrant to purchase additional common shares of Platinum (see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Investments"), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from the adverse changes in Platinum's common stock. The aggregate fair value of this investment in Platinum was $139.7 million as at September 30, 2004 compared to $145.5 million as at December 31, 2003. A hypothetical 10% decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $17.2 million decline in fair value, which would be recorded in net unrealized gains (losses) on securities and included in other comprehensive income in shareholders' equity. We also have indirect exposure to the equity markets through certain investments in private equity funds and hedge funds, which investments totaled $273.8 million at September 30, 2004.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements.

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. As of September 30, 2004, the Company had notional exposure of $55.0 million related to foreign currency forward and option contracts purchased to minimize the effect of fluctuating foreign currencies on assets and liabilities associated with our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar bonds and Euro denominated fixed income funds. As of September 30, 2004, our combined investment in these bonds and funds was $174.6 million. To hedge our exposure to currency fluctuations from these funds, we have entered into foreign currency forward and option contracts with notional exposure of $166.0 million. In the future, we may choose to increase our exposure to non-dollar investments.

Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counter parties. The fair value of these contracts as of September 30, 2004 was a loss of $4.2 million. All changes in exchange rates are recognized currently in our statements of income.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, and to a lesser extent, reinsurance premiums receivable and ceded reinsurance balances. At September 30, 2004, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit default swaps to hedge our exposures in the insurance industry, to assist in managing the credit risk associated with our ceded reinsurance program and to hedge other credit sensitive positions. At September 30, 2004, the maximum payments we were obligated to make under these credit default swaps was $23.4 million. We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet, at September 30, 2004 and 2003 was a liability of $8.7 million and $1.4 million, respectively. During the first nine months of 2004 and 2003, we recorded losses of $6.9 million and $1.9 million, respectively, in our consolidated statement of income, which include cash payments and fair value adjustments. The net fair value of these instruments is $8.7 million and $1.4 million and is reflected as a liability on the balance sheets at September 30, 2004 and 2003, respectively. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. Our $121.3 investment in the Channel Re financial guaranty business is also subject to potential variability due to changes in credit market conditions.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls:    We have designed various disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act), to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this quarterly report, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on financial statements.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at September 30, 2004, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. There has been no change in the Company's internal controls over financial reporting during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the quarter ended September 30, 2004. RenaissanceRe's Board has authorized a share repurchase program of $150 million. No shares were repurchased under this program in the quarter ended September 30, 2004. See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding RenaissanceRe's stock repurchase plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the publicly announced plans or programs (1)
	(in thousands)		(in thousands)	(in millions)
Beginning shares available to be repurchased	-	-	-	$150.0
July 1 - 31, 2004 (2)	19	$53.50	0	150.0
August 1 - 31, 2004	0	-	0	150.0
September 1 - 30, 2004	0	-	0	150.0
Total	19	$53.50	0	$150.0

(1)	The Company publicly announced its share repurchase program of $150 million on August 7, 2003. No expiration date has been established for this program.

(2)	These repurchases exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

Item 3 — Defaults Upon Senior Securities

        None

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	A Special General Meeting of our shareholders was held on August 31, 2004.

(b)	Proxies were solicited by our management pursuant to Regulation 14A under the Exchange Act; there was no solicitation of opposition to our proposal.

(c)	At the Special General Meeting, our shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan, by the following vote:

	Votes For	Votes Against	Abstained
TOTAL	46,627,639	2,628,339	74,191
Percentage	94.5%	5.3%	0.2%

Item 5 — Other Information

        None

Item 6 — Exhibits

a.    Exhibits:

10.1	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the "Plan") (incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on September 2, 2004).
10.2	Option Agreement pursuant to which option grants are made under the Plan to James N. Stanard (incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on September 2, 2004).
10.3	Form of Option Agreement pursuant to which option grants are made under the Plan to executive officers (excluding grants to Mr. Stanard). (incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on September 2, 2004).
10.4	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank US, National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.
10.5	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.
10.6	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.
31.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.

By:	/s/ John M. Lummis John M. Lummis Executive Vice President and Chief Financial Officer

Date:    November 9, 2004