Form 10-K
period 2004-12-31
RENAISSANCERE HOLDINGS LTD
filed 2005-03-31
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004
Commission File No. 34-0-26512

RENAISSANCERE HOLDINGS LTD.
(Exact Name Of Registrant As Specified In Its Charter)

Bermuda	98-014-1974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Renaissance House, 8-20 East Broadway, Pembroke HM 19 Bermuda
(Address of Principal Executive Offices)

(441) 295-4513
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series A 8.10% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series B 7.30% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series C 6.08% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.

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

The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2004 was $3,438,733,699 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

The number of Common Shares outstanding at March 1, 2005 was 71,026,545.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant's Definitive Proxy Statement to be filed in respect of our 2005 Annual General Meeting of Shareholders.

RENAISSANCERE HOLDINGS LTD.
TABLE OF CONTENTS

PART I

Unless the context otherwise requires, references in this Annual Report to "RenaissanceRe" or the "Company" means RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include Renaissance Reinsurance Ltd. ("Renaissance Reinsurance"), Glencoe Group Holdings Ltd. ("Glencoe Group"), Glencoe Insurance Ltd. ("Glencoe"), Lantana Insurance Ltd. ("Lantana"), Stonington Insurance Company ("Stonington"), Renaissance Underwriting Managers, Ltd. (currently known as "Ventures" and previously known as "Renaissance Underwriting Managers"), Renaissance Reinsurance of Europe ("Renaissance Europe"), Glencoe U.S. Holdings Inc. ("Glencoe U.S."), RenaissanceRe Capital Trust ("Capital Trust"), and Renaissance Investment Holdings Ltd. ("RIHL"). We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). DaVinci's financial results are consolidated in our financial statements. Unless the context otherwise requires, references to RenaissanceRe do not include any of the joint ventures for which we provide underwriting services. Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on page 44 of this Report.

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

In particular, statements using words such as "may," "should," "estimate," "expect," "anticipate," "intends," "believe," "predict," "potential," or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, overall market trends, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, trends in market conditions, prices, market standing and product volumes, investment results and pricing conditions in the reinsurance and insurance industries.

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

1.	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates, and the risk that the size of net claims relating to the 2004 hurricane losses described herein may change due to the developing nature of some of the reports and estimates of loss and damage to date;

2.	risks associated with implementing our business strategies and initiatives for organic growth, including risks relating to managing that growth;

3.	risks associated with the growth of our specialty reinsurance and Individual Risk businesses, particularly the development of our infrastructure to support this growth;

4.	risks relating to our strategy of relying on program managers, third party administrators, and other vendors to support our Individual Risk operations;

5.	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

6.	risks relating to the government investigation related to our restatement of the Company's Financial Statements, as well as the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products, and other industry practices, all of the possible consequences of which we are unable to foresee;

7.	the risk that ongoing investigative regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in a fashion which increases our costs or requires us to alter aspects of the way we do business;

8.	acts of terrorism, war or political unrest;

9.	the inherent uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

10.	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

11.	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

12.	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

13.	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

14.	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

15.	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

16.	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, Glencoe and RIHL, are subject to U.S. taxation;

17.	the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

18.	loss of services of any one of our key executive officers;

19.	risks relating to the collectibility of our reinsurance, including both our Reinsurance and Individual Risk operations, as well as risks relating to the availability of coverage from creditworthy providers;

20.	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third party payments for which we might be liable, a risk which may have increased as regards brokers in light of recent developments;

21.	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

22.	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, and the risk of increased global regulation of the insurance and reinsurance industry;

23.	the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the U.S. or other jurisdictions in which we operate; and

24.	actions of competitors, including industry consolidation, the launch of new entrants and the development of competing financial products.

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail in "Risk Factors" below. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL

RenaissanceRe was established in Bermuda in 1993 to write property catastrophe reinsurance. Through the use of sophisticated computer models to construct our portfolio of reinsurance contracts, we have become one of the world's largest and most successful catastrophe reinsurers. Recently, we have leveraged our expertise and established growing franchises in additional selected areas of insurance and reinsurance.

We have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS©). REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. The REMS© modeling system enables the Company to measure each policy on a consistent basis and provides the Company with a measurement of an appropriate price to charge for each policy based upon the risk that is assumed. REMS© combines computer-generated simulations that estimate event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to us. We have also customized REMS© by including additional perils, risks and geographic areas that are not captured in commercially available models.

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main components:

1)	Property catastrophe reinsurance written for our own account and DaVinci – our traditional core business. Our subsidiary, Renaissance Reinsurance, is one of the world's premier providers of this coverage. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance written for our own account and DaVinci covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in 2004 includes various classes of business, such as catastrophe exposed workers' compensation, surety, terrorism and medical malpractice. We believe that we are seen as a market leader in certain of these classes of business and that we have a growing reputation as a "first call" market for these products.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in initiatives directed at other classes of risk, in which we partner with other market participants, such as our investments in ChannelRe Holdings Ltd. ("Channel Re") and Platinum Underwriters Holdings Ltd. ("Platinum"). Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is primarily produced through three distribution channels: 1) program managers – where we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) quota share reinsurance – where we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions; and 3) Brokers – where we write primary insurance through brokers on a risk-by-risk basis.

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

RECENT DEVELOPMENTS

Internal Review.    As previously disclosed, in the fourth quarter of 2004 we engaged Boies, Schiller & Flexner LLP ("Boies Schiller") to complete a review of the Company's business practices in light of the industry-wide investigations by the New York Attorney General and other government authorities into a wide range of practices in the insurance and reinsurance industry. Supervision of this review was subsequently taken over by the Board of Directors, with Boies Schiller reporting directly to the independent members of the Board of Directors. The procedures to be performed in this review, as determined by the independent directors in consultation with Boies Schiller, and which included a forensic accountant, have been completed and an oral report has been delivered by Boies Schiller to the independent members of the Board of Directors. In addition, as discussed below, we recently received subpoenas from the Securities and Exchange Commission (the "SEC") and from the Office of the Attorney General of the State of New York, each of which relates to the industry-wide investigation into non-traditional, or loss mitigation, (re)insurance products. The subpoena from the SEC also relates to our business practice review and to our determination to restate the Company's financial statements discussed below. These government investigations are ongoing.

Restatement.    The foregoing business practice review led to the restatement of the Company's audited financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 to make corrections of accounting errors associated with reinsurance ceded by the Company (as discussed in greater detail under Item 7 – Management's Discussion and Analysis of Financial Condition and Results of

Operations and under Note 2 to our Consolidated Financial Statements). Certain of the corrections are attributable to an Aggregate Excess of Loss Reinsurance contract and an Assignment Agreement, each entered into by Renaissance Reinsurance with Inter-Ocean Reinsurance Company, Ltd. ("Inter-Ocean") in 2001. In connection with the aforementioned review, the Company concluded that these contracts, based on the totality of the surrounding facts and circumstances, should have been treated as a single transaction and, when so treated, lacked the necessary risk transfer to be accounted for as transactions involving ceded reinsurance and a sale of reinsurance recoverables. The remaining restatement corrections are attributable to four multi-year ceded reinsurance contracts. The aggregate net effect of all the corrections is to increase 2003 net income by $1.3 million; to decrease 2002 net income by $21.9 million; and to increase 2001 net income by $20.6 million. See "Management's Discussions and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements."

The independent members of the Board of Directors, in connection with the aforementioned review, have concluded that certain members of senior management (James N. Stanard, Chief Executive Officer; William I. Riker, President; John M. Lummis, Chief Operating Officer/Chief Financial Officer; Michael W. Cash, Senior Vice President and Martin J. Merritt, Controller) made mistakes and in some instances lacked due care in connection with the original accounting for the Inter-Ocean transactions that led to the restatement. The independent members of the Board of Directors plan to discuss their findings directly with each of the aforementioned executives. The independent members of the Board of Directors also concluded that, since 2001, the Company has made significant improvements in its internal controls, including controls over financial reporting. See – Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Credit Ratings.    In February, following our announcement that we planned to restate the Company's financial statements, Standard & Poor's Ratings Services ("S&P") placed on CreditWatch with negative implications the counterparty credit, senior debt, and preferred stock ratings of the Company; the counterparty credit and financial strength ratings on Renaissance Reinsurance; and the counterparty credit and financial strength ratings on DaVinci. In addition, A.M. Best Company, Inc. ("A.M. Best") placed under review with negative implications the issuer credit ratings of the senior debt, preferred stock and capital securities of the Company and also the financial strength ratings of the insurance and reinsurance subsidiaries of the Company. Further, Moody's Investors Service Inc. ("Moody's") revised from "stable" to "negative" the outlook for each of the insurance financial strength rating of Renaissance Reinsurance, and the senior debt, preferred stock and capital securities ratings of the Company.

Subpoenas.    We received a subpoena from the SEC in February 2005 and a subpoena from the Office of the Attorney General of the State of New York in March 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoena from the SEC also relates to the review referred to above and to our determination to restate the Company's financial statements. We intend to cooperate with the SEC and the New York Attorney General in these ongoing investigations.

CORPORATE STRATEGY

We will seek to generate growth in book value per share plus accumulated dividends for our shareholders by pursuing the following strategic objectives:

•	Maintain our position as a leader in the property catastrophe reinsurance business. Based on managed gross premiums written, we are among the largest property catastrophe reinsurers in the world. Property catastrophe reinsurance accounts for a significant portion of our business. We believe that our proprietary modeling technology and underwriting expertise provide us with significant competitive advantages in managing catastrophe risk.

•	Enhance our position in the specialty reinsurance market. We have developed a leadership position in certain specialty products, and we intend to maintain this as well as expand this franchise by pursuing new opportunities in other classes of business, particularly where there has been a significant market dislocation.

•	Pursue additional joint venture opportunities. Building upon our relationships and expertise in modeling, underwriting and capital management, we intend to seek new joint venture and investment opportunities, which may include new partners and diversifying classes of business.

•	Increase our position in the Individual Risk market. We plan to continue to expand our Individual Risk business by increasing the number and size of our programs and by using technology to help manage the business effectively, while keeping our infrastructure relatively small and leveraging our modeling expertise and franchise value.

We believe we are positioned to fulfill these objectives by virtue of the experience and skill of our management team, our significant financial strength, and our strong relationships with brokers and clients. In addition, we believe our superior service, our proprietary modeling technology, and our extensive business relationships which enabled us to become a leader in the property catastrophe reinsurance market will be instrumental in allowing us to achieve our strategy.

BUSINESS SEGMENTS

We currently conduct our business through two reportable segments, Reinsurance and Individual Risk. Financial data relating to our two segments is included in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations and in our Consolidated Financial Statements and Notes presented under Item 8.

Reinsurance Segment

As described above, our Reinsurance operations are comprised of three components: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain activities of Ventures.

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

We seek to moderate the volatility described in the preceding paragraph through the use of contract terms, portfolio selection methodology, diversification and probability analyses. Also, consistent with risk management practices, we seek to purchase reinsurance protection for our own account and to effect other risk spreading transactions to seek to further reduce the potential volatility of our results.

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

Excess of Loss Retrocessional Reinsurance.    We enter into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedants. In providing retrocessional reinsurance, we focus on property catastrophe retrocessional reinsurance which covers the retrocedant on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage. Excess retrocessional coverage is generally characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedant alter their book of business after retrocessional coverage has been bound.

Specialty Reinsurance

We write a number of lines of reinsurance such as catastrophe exposed workers' compensation, surety, terrorism and medical malpractice, which we collectively refer to as specialty reinsurance.

We believe that our underwriting and analytic capabilities have positioned us well to manage and grow this business. Growth in this unit was robust in 2004, as gross written premiums increased 30% year-on-year. Potential losses from many of these coverages could be characterized as low frequency and high severity, similar to our catastrophe reinsurance coverages. We also seek to manage the correlations of this business with our property catastrophe reinsurance portfolio. The professional staff of our specialty reinsurance operations includes persons with underwriting, actuarial science and legal experience.

Ventures

We pursue a number of other opportunities through Ventures, which has responsibility for managing our joint venture relationships, executing customized reinsurance transactions to assume or cede risk and managing certain investments directed at classes of risk other than catastrophe reinsurance. Our professionals have experience across a range of disciplines, including accounting, investment banking and law, as well as insurance and reinsurance.

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

DaVinci writes global reinsurance. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance's property catastrophe reinsurance portfolio. We also write certain lines of specialty reinsurance for DaVinci. We owned 25.25% of DaVinci's outstanding equity at December 31, 2004, but controlled a majority of its outstanding voting power, and accordingly DaVinci's financial results are consolidated in our financial statements.

In these joint ventures, we typically provide our partners with underwriting, claims management, risk modeling, capital and investment management services, marketing, reporting, remittances and payments processing and other services. We work within agreed-upon underwriting guidelines, tailored to our partners' requirements, using the same techniques and systems for the underwriting as we apply to our own portfolio. These relationships create fees for services and profit sharing income for Ventures and Renaissance Reinsurance. In turn, our joint ventures have increased the capital we can commit to the catastrophe reinsurance market and have deepened our market penetration.

The following table shows our total managed property catastrophe and specialty reinsurance premiums written:

Year ended December 31,	2004	2003	2002
(in thousands)
Property catastrophe
Written for Renaissance Reinsurance (1)	$533,339	$488,124	$455,628
Written for DaVinci	149,840	155,541	187,822
Total property catastrophe premium (2)	683,179	643,665	643,450
Written for Top Layer Re	70,242	76,735	73,099
Total managed property catastrophe premium (3)	753,421	720,400	716,549
Specialty
Written for Renaissance Reinsurance	351,261	268,506	247,020
Written for DaVinci	31,625	23,314	—
Total specialty premium	382,886	291,820	247,020
Total managed reinsurance premium (3)	1,136,307	1,012,220	963,569
Less: written for Top Layer Re	(70,242)	(76,735)	(73,099)
Total Reinsurance premiums written (2)	$1,066,065	$935,485	$890,470

(1)	Includes gross premiums written through our subsidiary Overseas Partners Cat Ltd. ("OP Cat"), which we purchased in 2002, of $4.6 million, $1.5 million and $38.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and which is consolidated into Renaissance Reinsurance's results.

(2)	Excludes combined premium assumed from the Individual Risk segment of $18.8 million, $20.8 million and $22.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	In addition to the GAAP financial measures set forth in this Form 10-K, we have included certain non-GAAP financial measures in this Form 10-K within the meaning of Regulation G. We have consistently provided these financial measurements in previous filings and we believe that these measurements are important to investors and other interested parties, and that investors and other such persons benefit from having a consistent basis for comparison with other companies within the industry. These measures may not, however, be comparable to similarly titled measures used by companies outside the insurance industry. Investors are cautioned not to place undue reliance on these non-GAAP measures in assessing our overall financial performance.

We have included in this Form 10-K "managed property catastrophe premium" and "managed reinsurance premium". "Managed property catastrophe premium" and "managed reinsurance premium" are defined as gross property catastrophe and gross reinsurance premium, respectively, written by Renaissance Reinsurance and the joint ventures. "Managed property catastrophe premium" and "managed reinsurance premium" differ from total property catastrophe premium and total reinsurance premium, respectively, which we believe are the most directly comparable GAAP measures, due to the inclusion of catastrophe premium written on behalf of our joint venture Top Layer Re which is accounted for under the equity method of accounting.

Customized Reinsurance Transactions.    Ventures works on a range of other customized reinsurance transactions. For example, we have participated in the market for catastrophe-linked securities. We also offer products through which we cede participations in the performance of our catastrophe reinsurance portfolio. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management goals.

Business Development Joint Ventures and Other Investments.    Ventures also pursues other types of investments where, rather than assuming exclusive management responsibilities ourselves, we instead partner with other market participants. The results of these investments are not included in the Reinsurance segment results, but instead are included in the Other category of our segment results. These investments are directed at classes of risk other than catastrophe, and at times may also be directed at non-insurance risks. We find these investments attractive both for their expected returns, and also because they provide us diversification benefits and information and exposure to other aspects of the market.

Examples of these investments include:

•	Channel Re – a Bermuda-based financial guaranty reinsurer with financial strength ratings of Aaa from Moody's and AAA from S&P. Channel Re was capitalized on February 12, 2004 with equity capital of approximately $366 million, of which RenaissanceRe contributed $120 million, or 32.7%. Channel Re assumed an approximate $27 billion portfolio of in-force business from MBIA Inc., and certain of its affiliates, and will participate in its reinsurance treaty and provide facultative reinsurance support. Channel Re has total claims-paying resources of approximately $750 million.

•	Platinum – since its initial public offering in 2002 we have been an investor and also provided modeling and referral services on a fee basis. At December 31, 2004, the fair value of our common shares and warrant in Platinum was $150.5 million. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FASB Statement No. 133 – "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and therefore changes in the fair value of the warrant were recorded in other income starting in the fourth quarter of 2004.

•	An investment in a hedge fund that trades energy-related securities and derivatives, many of which are influenced by weather conditions, and a private equity fund which invests in energy-related companies. We invested $27.3 million in February 2004 and invested an additional $30.0 million in December 2004. We have the option to invest an additional $27.7 million in these funds.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the individual exposure characteristics of the original underlying insurance policy. Our principal products include:    1) commercial and homeowners property coverages, including catastrophe-exposed lines; 2) commercial liability coverages, including general, automobile, professional and various specialty lines; and 3) reinsurance of other insurers on a quota share basis.

We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington and Lantana. Glencoe is a Bermuda-domiciled excess and surplus lines insurance company and is currently eligible to do business on an excess and surplus lines basis in 51 U.S. jurisdictions. Stonington, a Texas domiciled insurance company, is licensed on an admitted basis in all 50 states. Lantana is a Bermuda-domiciled insurance company currently eligible as an excess and surplus lines carrier in 50 U.S. jurisdictions.

Our Individual Risk business is produced primarily through three distribution channels:

1)	Program managers – We write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions;

2)	Quota share reinsurance – We write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office functions. Business is written pursuant to agreed-upon guidelines; and

3)	Brokers – We write primary insurance through brokers on a risk-by-risk basis; all underwriting and back office functions for this business are based in our offices in Bermuda while claims handling is outsourced.

We oversee and monitor both our program managers and the third-party administrators whom we have retained to manage our claims function. Our operations review team at Glencoe Group Services Inc. consists of experienced industry professionals with backgrounds in information technology, claims administration and litigation, actuarial science, legal matters, accounting and financial controls. In addition, we have retained underwriters who are based at the headquarters of certain of our program managers and oversee compliance with our underwriting guidelines.

RATINGS

Over the last five years, we have consistently received high claims-paying and financial strength ratings from A.M. Best, S&P and Moody's. These ratings represent independent opinions of an insurer's financial strength and ability to meet policyholder obligations. See – "Recent Developments" for a review of recent changes.

The ratings of our principal operating subsidiaries and joint ventures by segment and the senior debt ratings of RenaissanceRe are as follows:

At March 1, 2005	S&P	A.M. Best	A.M. Best Financial Size Category	Moody's
REINSURANCE SEGMENT[1]
Renaissance Reinsurance	AA− [3]	A+ [4]	XIII	A1 [5]
DaVinci	A [3]	A	X	—
Top Layer Re	AA	A+	VII	—
Renaissance Europe	—	A+ [4]	XIII	—
INDIVIDUAL RISK SEGMENT[1]
Glencoe	—	A [4]	IX	—
Glencoe U.S.	—	A [4]	IX	—
Stonington	—	A [4]	IX	—
Lantana	—	A [4]	IX	—
RenaissanceRe[2]	A [3]	—	—	A3 [5]

1	The A.M. Best, S&P and Moody's ratings for the companies in the Reinsurance and Individual Risk segments reflect the insurer's financial strength rating (see explanation of the rating levels below).

2	The S&P and Moody's ratings for RenaissanceRe represent the credit ratings on its senior unsecured debt.

3	Placed on Watch Negative on February 22, 2005.

4	Placed Under Review with Negative Implications on February 22, 2005.

5	Outlook revised to Negative on February 24, 2005.

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

A.M. Best also assigns a financial size category to each of the insurance companies rated. "VII" represents a company with $50-$100 million in capital, "IX" represents a company with $250-$500 million in capital, "X" represents a company with $500-$750 million in capital and "XIII" represents a company with $1.25 – $1.5 billion in capital.

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

We have developed a proprietary, computer-based pricing and exposure management system, REMS©. REMS© was initially developed with consulting assistance from Tillinghast, an actuarial consulting unit of Towers, Perrin, Forster & Crosby, and Applied Insurance Research, Inc., the developer of the CATMAP(TM) system. Since inception, we have continued to invest in and improve REMS©, incorporating our underwriting experience, additional proprietary software and a significant amount of new industry data. REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss which the program presents. We have licensed and integrated into REMS© a number of third party catastrophe computer models in addition to our base model, which we use to validate and stress test our base REMS© results. While REMS© is most developed in analyzing catastrophe risks, it is also used for analyzing other classes of risk.

We believe that REMS© is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry. Before the Company binds any risk, a significant amount of exposure data is gathered from clients and this exposure data is input into the REMS© modeling system. The REMS© modeling system enables the Company to measure each policy on a consistent basis and provides the Company with a measurement of an appropriate price to charge for each policy based upon the risk that is assumed. REMS© combines computer-generated statistical simulations that estimate event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to us. Our models employ simulation techniques to generate 40,000 years of activity, including events causing in excess of $300 billion in insured industry losses. From this simulation, we generate estimates of expected claims, expected profits and a probability distribution of potential outcomes for each program in our portfolio and for our total portfolio. REMS© allows us to score the contracts that we write by comparing the expected profit of a contract with the amount of capital that we allocate to the contract based on its marginal impact on the risk of our portfolio. We have also customized REMS© by including additional perils, risks and geographic areas that are not captured in the commercially available models.

All of our reinsurance underwriters use REMS© in their pricing decisions, which we believe provides them with several competitive advantages. These include the ability:

•	to simulate a greater number of years of catastrophic event activity compared to a much smaller sample in generally available models, allowing us to analyze exposure to a greater number and combination of potential events;

•	to analyze the incremental impact of an individual reinsurance contract on our overall portfolio;

•	to better assess the underlying exposures associated with assumed retrocessional business;

•	to price contracts within a short time frame;

•	to capture various classes of risk, including catastrophe and other insurance risks;

•	to assess risk across multiple entities (including our various joint ventures) and across different components of our capital structure; and

•	to provide consistent pricing information.

As part of our risk management process, we also use REMS© to assist us with the purchase of reinsurance coverage for our own account.

We have developed underwriting guidelines, to be used in conjunction with REMS©, that limit the exposure to claims from any single catastrophic event and the exposure to losses from a series of catastrophic events. As part of our pricing and underwriting process, we also assess a variety of other factors, including;

•	the reputation of the proposed cedant and the likelihood of establishing a long-term relationship with the cedant;

•	the geographic area in which the cedant does business and its market share;

•	historical loss data for the cedant and, where available, for the industry as a whole in the relevant regions, in order to compare the cedant's historical catastrophe loss experience to industry averages;

•	the cedant's pricing strategies; and

•	the perceived financial strength of the cedant.

In order to define the risk profile of each line of specialty reinsurance, we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers' compensation, we are leveraging directly off our skill in modeling for our property catastrophe reinsurance risks, and it is important to understand the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, which have little or no natural catastrophe exposure, and hence have significantly less correlation with our property catastrophe reinsurance coverages, probability distributions are derived from a variety of underlying information, including recent historical experience, but with the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis that we use on our property catastrophe reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our underlying risks, which we believe helps us to make consistent underwriting decisions, and manage our total risk portfolio. Overall we undertake to construct conservative representations of the risks within our models.

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

We provide our program managers with written underwriting guidelines and monitor their compliance with our guidelines on a regular basis. Also, our contracts generally provide that a portion of the commission payable to our program managers will be on a retrospective basis, which is intended to permit us to adjust commissions based on our profitability and claims experience. We rely on our program managers to perform underwriting pursuant to these contractual guidelines, and believe we benefit from their superior local information and expertise in niche areas.

GEOGRAPHIC BREAKDOWN

Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The following table sets forth the percentage of our gross insurance and reinsurance premiums written allocated to the territory of coverage exposure.

Year ended December 31,	2004		2003		2002
(in thousands)
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property catastrophe reinsurance
United States and Caribbean	$338,315	21.9%	$297,954	21.6%	$310,090	26.4%
Europe	141,385	9.1	156,156	11.3	86,461	7.4
Worldwide	90,607	5.9	126,541	9.2	169,790	14.5
Worldwide (excluding U.S) (1)	63,529	4.1	14,968	1.1	56,628	4.8
Australia and New Zealand	28,614	1.9	26,588	1.9	2,127	0.2
Other	20,729	1.3	21,458	1.6	18,354	1.6
Specialty reinsurance (2)	382,886	24.8	291,820	21.1	247,020	21.1
Total Reinsurance (3)	1,066,065	69.0	935,485	67.7	890,470	76.0
Individual Risk (4)	478,092	31.0	446,724	32.3	282,579	24.0
Total gross premiums written	$1,544,157	100.0%	$1,382,209	100.0%	$1,173,049	100.0%

(1)	The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.

(3)	Excludes $18.8 million, $20.8 million and $22.2 million of premium assumed from the Individual Risk segment in 2004, 2003 and 2002, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

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

For our property catastrophe reinsurance operations, we initially set our reserves for claims and claim expenses based on case reserves and other reserve estimates reported by insureds and ceding companies. We then add to these claims reserves, our estimates for additional case reserves and an estimate for incurred but not reported ("IBNR") reserves. These estimates are normally based upon our experience with similar claims, our knowledge of potential industry loss levels for each loss, and industry information which we gather and retain in our REMS© modeling system. The estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims.

In reserving for our specialty reinsurance and Individual Risk coverages we currently do not have the benefit of a significant amount of our own historical experience in these lines. Currently we estimate our IBNR reserves for our specialty reinsurance and Individual Risk coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique. The utilization of the Bornhuetter-Ferguson technique requires us to estimate an ultimate claims and claim expense ratio and select an estimated loss reporting pattern for each line of business that we offer. We select our estimates of the ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the coverages and terms of coverages that we offer.

Because any reserve estimate is simply an insurer's estimate of its ultimate liability, and since there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. In response to these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable adjustments to our reserves, principally relating to catastrophe-exposed coverages. In future periods, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reductions to our older accident year reserves. However, there can be no assurance that such reductions will occur.

All of our estimates are reviewed annually with an independent actuarial firm. We also review certain assumptions and methodologies on a quarterly basis. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. Although we believe that we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. Adjustments to our claims reserves will increase current year net income if our current estimates of prior year claims reserves are lower than the initial estimates or will decrease net income if our current estimates of prior year claims reserves are greater than the initial estimates.

We incurred net claims of $1,096.3 million, $369.2 million and $314.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our total gross reserves for claims and claim expenses was $1,459.4 million and $977.9 million at December 31, 2004 and 2003, respectively.

The following table represents the development of our generally accepted accounting principles ("GAAP") balance sheet reserves for 1994 through December 31, 2004. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency) on net reserves" represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy (deficiency) on gross reserves.

With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods.

Year ended December 31,	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
(in millions)								(Restated)	(Restated)	(Restated)
Gross reserve for claims and claim expenses	$63.3	$100.4	$105.4	$110.0	$298.8	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4
Reserve for claims and claim expenses, net of losses recoverable	63.3	100.4	105.4	110.0	197.5	174.9	237.0	355.3	605.3	828.7	1,241.6
1 Year Later	98.5	112.3	105.4	95.1	149.5	196.8	221.0	378.3	511.6	688.4	—
2 Years Later	98.9	112.9	109.4	61.8	149.9	168.4	168.4	344.7	470.5	—	—
3 Years Later	103.4	118.6	87.3	58.2	141.3	121.7	138.6	308.0	—	—	—
4 Years Later	107.9	110.1	90.0	56.8	118.6	111.1	107.7	—	—	—	—
5 Years Later	107.3	114.2	89.5	51.1	117.8	81.9	—	—	—	—	—
6 Years Later	111.9	113.6	83.8	48.2	111.4	—	—	—	—	—	—
7 Years Later	111.6	108.5	81.9	45.6	—	—	—	—	—	—	—
8 Years Later	106.5	107.3	80.1	—	—	—	—	—	—	—	—
9 Years Later	105.2	106.2	—	—	—	—	—	—	—	—	—
10 Years Later	104.4	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy (deficiency) on net reserves	$(41.1)	$(5.8)	$25.3	$64.4	$86.1	$93.0	$129.3	$47.3	$134.8	$140.3	$—
Cumulative Net Paid Losses
1 Year Later	47.7	55.2	40.7	16.9	54.8	24.6	11.1	88.1	81.9	64.1	—
2 Years Later	65.7	76.4	54.7	24.7	80.1	16.0	0.3	152.0	90.2	—	—
3 Years Later	84.6	86.4	60.6	28.4	69.6	1.2	3.2	111.6	—	—	—
4 Years Later	92.1	91.4	64.1	29.8	69.1	2.7	(7.9)	—	—	—	—
5 Years Later	95.1	94.3	65.3	31.0	69.5	(9.0)	—	—	—	—	—
6 Years Later	97.9	95.3	66.3	31.9	72.5	—	—	—	—	—	—
7 Years Later	98.3	95.9	67.1	32.3	—	—	—	—	—	—	—
8 Years Later	99.0	96.8	67.4	—	—	—	—	—	—	—	—
9 Years Later	99.8	97.0	—	—	—	—	—	—	—	—	—
10 Years Later	100.0	—	—	—	—	—	—	—	—	—	—
Gross reserve for claims and claim expenses	63.3	100.4	105.4	110.0	298.8	478.6	403.6	572.9	804.8	977.9	1,459.4
Reinsurance recoverable on unpaid losses	—	—	—	—	101.3	303.7	166.6	217.6	199.5	149.2	217.8
Net reserve for claims and claim expenses	63.3	100.4	105.4	110.0	197.5	174.9	237.0	355.3	605.3	828.7	1,241.6
Gross liability re-estimated	104.4	106.2	80.1	45.6	305.2	443.2	306.7	497.9	650.3	847.4
Reinsurance recoverable on unpaid losses re-estimated	—	—	—	—	193.9	361.4	199.0	189.8	179.8	159.0
Net liability re-estimated	104.4	106.2	80.1	45.6	111.4	81.9	107.7	308.0	470.5	688.4
Cumulative redundancy (deficiency) on gross reserves	$(41.1)	$(5.8)	$25.3	$64.4	$(6.4)	$35.4	$96.9	$75.0	$156.3	$130.5

Our largest product has historically been property catastrophe reinsurance where we have exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornadoes and other natural and man-made disasters, such as terrorism. The estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims. Because any reserve estimate is simply an insurer's estimate of its ultimate liability, and since there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, in response to these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable adjustments to our reserves, principally relating to catastrophe-exposed coverages. In future periods, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reductions to our older accident year reserves. However, there can be no assurance that such reductions will occur.

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claims expenses for the years indicated.

Year ended December 31,	2004	2003	2002
(in thousands)		(Restated)	(Restated)
Net reserves as of January 1	$828,691	$605,262	$355,321
Net reserves assumed (released) in acquisition (sale) of subsidiary	—	(2,090)	33,579
Net incurred related to:
Current year	1,236,565	462,816	291,520
Prior years	(140,266)	(93,635)	23,005
Total net incurred	1,096,299	369,181	314,525
Net paid related to:
Current year	619,239	61,770	10,017
Prior years	64,141	81,892	88,146
Total net paid	683,380	143,662	98,163
Total net reserves as of December 31	1,241,610	828,691	605,262
Losses recoverable as of December 31	217,788	149,201	199,533
Total gross reserves as of December 31	$1,459,398	$977,892	$804,795

The prior year favorable reserve development in 2004 of $140.3 million included $113.9 million attributable to our Reinsurance segment and $26.4 million attributable to our Individual Risk segment. The reduction in prior years' estimated ultimate claims reserves in our Reinsurance segment was primarily due to a re-estimation of our ultimate losses associated with six large catastrophe events, which produced a reduction of approximately $31.3 million, a $23.0 million reduction in reserves from numerous smaller catastrophe events and $46.8 million in reductions from our specialty book of business. The reductions in our reserves for the smaller catastrophe events, the reserves for the specialty book of business and the reserves for our Individual Risk segment were driven by the application of our formulaic methodology used for these books of business and is primarily due to the actual paid and reported loss activity being better than what we anticipated when setting the initial IBNR reserves.

As at December 31, 2003, the prior year net favorable reserve development in 2003 of $93.6 million was primarily due to favorable reserve development of $68.7 million in our Reinsurance segment and

$24.9 million in our Individual Risk segment. Within the Reinsurance segment our property catastrophe line of business recorded $60.6 million in favorable reserve development. This was driven by reductions in the estimated losses on relatively small catastrophes for the 1999 through 2002 accident years. The largest net favorable reserve development on a single event was $5.1 million which related to the reduction in the ultimate cost to settle net claims arising from the European floods of 2002. Our specialty line of business within the Reinsurance segment had favorable reserve development of $8.1 million in 2003 which was principally driven by reductions from the 2002 accident year. Our Individual Risk segment had favorable reserve development of $24.9 million in 2003 which was driven by favorable reserve development in the 2002 accident year associated with the Company's Bermuda-based property business.

Net claims and claim expenses incurred were reduced by $0.8 million during 2004 (2003 – $23.0 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was reduced by $1.1 million during 2004 (2003 – $nil) related to losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. A deposit liability of $109.3 million is included in reinsurance balances payable at December 31, 2004 (2003 – $80.0 million) and a deposit asset of $6.3 million is included in other assets at December 31, 2004 (2003 – $nil).

Our gross case reserves and IBNR by line of business at December 31, 2004 and 2003 are as follows:

At December 31, 2004	Case Reserves (1)	IBNR	Total
(in thousands)
Property catastrophe reinsurance	$263,541	$330,744	$594,285
Specialty reinsurance	107,090	419,917	527,007
Total Reinsurance	370,631	750,661	1,121,292
Individual Risk	138,285	199,821	338,106
Total	$508,916	$950,482	$1,459,398
At December 31, 2003
Property catastrophe reinsurance	$196,477	$238,021	$434,498
Specialty reinsurance	88,899	256,630	345,529
Total Reinsurance	285,376	494,651	780,027
Individual Risk	95,930	101,935	197,865
Total	$381,306	$596,586	$977,892

(1)	Case reserves include our estimate of case reserves for insurance policies, case reserves reported by our counterparties for reinsurance contracts, and additional case reserves for reinsurance contracts, which represent additional case reserves established by management.

Of the total case reserve amounts above, the amount reported by ceding enterprises was $326.8 million at December 31, 2004 and $244.0 million at December 31, 2003. The remaining balance represents additional case reserve estimates established by management.

At December 31, 2004, our estimated IBNR reserves were $950.5 million, and a 5% adjustment to our IBNR reserves, would equate to a $47.5 million adjustment to net claims and claim expenses incurred, which represents 28.9% of our 2004 net income, and 1.8% of shareholders' equity at December 31, 2004.

INVESTMENTS

The table below shows our portfolio of invested assets:

At December 31,	2004	2003
(in thousands)
Type of investment
Fixed maturities available for sale, at fair value
U.S. treasuries and agencies	$919,013	$799,311
Non-U.S. government	209,984	290,357
Corporate	1,177,679	846,376
Mortgage-backed	561,550	215,363
Asset-backed	355,066	796,434
Subtotal	3,223,292	2,947,841
Short-term investments, at cost	608,292	660,564
Other investments, at fair value	684,590	369,242
Total managed investment portfolio	4,516,174	3,977,647
Equity investments in reinsurance companies, at fair value	150,519	145,535
Investments in other ventures, under equity method	159,556	35,899
Total investments	$4,826,249	$4,159,081

At December 31, 2004, we held investments totaling $4.8 billion, compared to $4.2 billion at December 31, 2003, with net unrealized appreciation of $79.0 million at December 31, 2004, compared to $113.4 million at December 31, 2003. Our investment guidelines, which are approved by our Board, stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The large majority of our investment portfolios consists of highly rated fixed income securities; however, over time we have increased our exposure to other investments, including hedge funds, private equity partnerships and other investments. At December 31, 2004 these other investments totaled $684.6 million (2003 – $369.2 million) or 14.2% (2003 – 8.9%) of our total investments. It is likely that we will increase our holdings of other investments in the future.

At December 31, 2003 our non-investment grade fixed maturity investments totaled $309.5 million or 10.5% of our total fixed maturity investments, and at December 31, 2004 these non-investment grade fixed maturity investments totaled $269.9 million or 8.4% of our fixed maturity investments. At December 31, 2004, our fixed maturities and short-term investment portfolio had a dollar-weighted average credit quality rating of AA. At December 31, 2004, our average yield to maturity was 3.3% (2003 – 2.7%) before investment expenses.

We currently have a target duration of 2.75 – 3.00 years for our fixed maturities and short-term investments. Our duration at December 31, 2004 was 2.2 years (2003 – 2.0 years), reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk. From time to time, we may reevaluate the target duration in light of our liabilities and market conditions.

As with other fixed income investments, the value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in the overall investment market and in overall economic conditions. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments. Examples of some of these risks include:

•	Changes in the overall interest rate environment can expose us to "prepayment risk" on our mortgage-backed investments. When interest rates decline, consumers will generally make prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us more quickly than we might have originally anticipated. When we receive these prepayments, our opportunities to reinvest these proceeds back into the investment markets will normally be at reduced interest rates.

•	Our investments in debt securities of other corporations are exposed to losses from insolvencies of these corporations, and our investment portfolio can also deteriorate based on reduced credit quality of these corporations.

•	Our investments in asset-backed securities are subject to prepayment risks, as noted above, and to the structural risks of these securities. The structural risks primarily emanate from the priority of each security in the issuer's overall capital structure.

The following table summarizes the fair value by contractual maturities of our fixed maturity investment portfolio at the dates indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

At December 31,	2004	2003
(in thousands)

Due in less than one year	$77,746	$24,912
Due after one through five years	1,495,073	1,469,428
Due after five through ten years	539,040	296,796
Due after ten years	194,817	144,908
U.S. mortgage-backed securities	561,550	215,363
U.S. asset-backed securities	355,066	796,434
Total	$3,223,292	$2,947,841

The following table summarizes the composition of the fair value of the fixed maturity portfolio at the dates indicated by ratings as assigned by S&P or Moody's.

At December 31,	2004	2003
AAA	68.0%	69.0%
AA	8.7	8.8
A	7.7	5.8
BBB	7.2	5.9
BB	2.6	2.5
B	3.3	4.9
CCC	1.3	1.9
CC	0.0	0.5
D	0.1	0.1
NR	1.1	0.6
	100.0%	100.0%

The Company's fixed maturity investments are classified as available for sale and are reported at fair value. The net unrealized appreciation or depreciation on these investments is included in accumulated other comprehensive income. Net investment income includes interest income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity investments is computed using the effective yield method. Fair values of fixed maturity investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques.

Realized gains or losses on the sale of fixed maturity investments are determined using the average cost method and include adjustments to the cost for declines in value that are considered to be other than temporary. The Company routinely assesses whether declines in the fair value of its fixed maturity investments below cost represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company's intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary decline in the fair value of the security, the cost of the security is written down to the fair value and the unrealized loss at the time of the determination is charged to income.

The following table presents an analysis of the continuous periods during which the Company has held fixed maturity investment positions which were carried at an unrealized loss as of December 31, 2004 and 2003:

At December 31, 2004	0 – 6 Months	6 – 12 Months	> 12 Months	Total
(in thousands, except number of positions)
Fixed maturity investments:
Number of positions	384	303	137	824
Market value	$1,431,546	$276,453	$63,046	$1,771,045
Amortized cost	1,437,672	279,534	63,837	1,781,043
Gross unrealized loss	$(6,126)	$(3,081)	$(791)	$(9,998)

At December 31, 2004	0 – 6 Months	6 – 12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	355	68	7	430
Market value	$392,451	$114,003	$2,850	$509,304
Amortized cost	395,014	115,956	3,332	514,302
Gross unrealized loss	$(2,563)	$(1,953)	$(482)	$(4,998)

During the year ended December 31, 2004, the Company experienced $1.2 million (2003 – $0.2 million) in other than temporary impairment charges.

Other Investments

The table below shows our portfolio of other investments:

At December 31,	2004	2003
(in thousands)

Type of investment
Hedge funds	$293,462	$170,116
Senior secured bank loan fund	116,560	77,249
European high yield credit fund	87,689	38,333
Private equity partnerships	82,381	24,169
Medium term note representing an interest in a pool of European fixed income securities	50,000	30,000
Non-US convertible fund	28,214	—
Miscellaneous other investments	26,284	29,375
Total other investments	$684,590	$369,242

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $46.9 million (2003 – $25.9 million) of which $24.4 million (2003 – $21.2 million) was related to net unrealized gains.

We have committed capital to private equity partnerships of $260.2 million, of which $83.2 million was contributed at December 31, 2004.

Equity Investments in Reinsurance Company.    The equity investments in reinsurance company relate to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a 10-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. At December 31, 2004, we owned (exclusive of the warrant) 9.2% of Platinum's outstanding common shares. We have recorded our investment in Platinum at fair value, and at December 31, 2004 the aggregate fair value was $150.5 million (2003 – $145.5 million). The fair value of the common shares is based on the market price of Platinum's shares as at the balance sheet date. The fair value of the warrant is estimated by us using the Black-Scholes option pricing model. The aggregate unrealized gain of $38.9 million (2003 – $34.6 million) on the Platinum common shares is included in accumulated other comprehensive income in our consolidated financial statements. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FAS 133 and therefore changes in the fair value of the warrant were recorded prospectively in other income from November 2004. At December 31, 2004, $27.4 million was recorded in other income representing the unrealized gain on the warrant. This includes a $23.8 million one-time reclassification from other comprehensive income to other income which occurred during the fourth quarter of 2004 with the $3.6 million remainder being the increase in fair value from November 2004. At December 31, 2003, the aggregate unrealized gain on the Platinum warrant was $26.7 million which was included in other comprehensive income.

Investments in Other Ventures, under Equity Method.    Investment in other ventures, under equity method includes our investment in Channel Re of $128.5 million (2003 – $1.0 million), which is carried using the equity method. We invested $119.7 million in Channel Re and our earnings from Channel Re, which are reported one quarter in arrears, totaled $9.8 million in 2004 (2003 – $nil) and are included in other income. Investments in other ventures, under equity method also includes our investment in Top Layer Re of $31.1 million (2003 – $34.9 million), which is 50% owned by Renaissance Reinsurance and is carried using the equity method. Our earnings from Top Layer Re totaled $17.4 million for the year ended December 31, 2004 (2003 – $21.2 million) and are included in other income. In addition, in 2004 the Company also invested in a joint venture focused on trading weather-sensitive commodities and securities, the earnings from which were included in other income until the third quarter of 2004. As a result of the restructuring of the joint venture as at July 1, 2004, the balance of the investment was recorded in other investments and the income from the investment was recorded in investment income for the remainder of the year. The earnings from this investment recorded in other income totaled $3.9 million in 2004.

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

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. As described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Summary of Results of Operations for 2004, 2003 and 2002 – Capital Resources," we maintain a facility which, as of January 18, 2005, makes available to our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed $850 million. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral. We had outstanding letters of credit of $670.6 million at December 31, 2004 (2003 – $384.4 million).

COMPETITION

The insurance and reinsurance industries are highly competitive and, provided that a company has sufficient capital and necessary management expertise, the barriers to entry into the reinsurance markets are not significant.

With total managed catastrophe premiums written of $753.4 million for the year ended December 31, 2004, we are one of the largest providers of property catastrophe reinsurance in the world. Our principal competition in the industry comes from major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based reinsurers. Though these companies offer property catastrophe reinsurance, in many cases it accounts for a relatively small percentage of their total portfolio. Our competition with respect to our specialty reinsurance business generally also comes from the same U.S. and non-U.S. insurers and reinsurers.

In our Individual Risk business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation.

The reinsurance markets are continuing to accumulate capital by retaining profits. Also, hedge funds have shown increasing interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products.

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

The following are certain industry trends we have observed:

•	The property markets are becoming increasingly competitive, despite the occurrence of various natural disasters in 2004, partially due to the increase in capital of new and existing market participants. Accordingly, there are price declines in many markets.

•	Prices in the specialty reinsurance markets are also generally declining. However, we continue to find opportunities in a small number of large transactions that are specific to our close relationships with our clients.

•	In our Individual Risk business, there is continued softening in the commercial property markets. However, we continue to see opportunities in select lines of business.

•	The long term credit quality of insurance and reinsurance companies, and the related credit ratings of those companies are becoming an increasing concern of many insurance and reinsurance customers. We believe this will offer opportunities to companies such as ours with strong credit ratings, a seasoned management team, and a history of successful performance.

A substantial amount of capital has entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures. Also, as noted above, hedge funds have been increasingly active in the reinsurance market and markets for related risks. It is possible that the new capital in the market could cause further reductions in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would plan to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings. A reduction in our underwriting activities could result in excess capital which we may return to our shareholders by way of share repurchases. We currently have Board authorization to repurchase up to $150 million of shares. Any such repurchase will be subject to market conditions and other factors.

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

Our reinsurance brokers assess client needs and perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. Subsidiaries and affiliates of Marsh Inc., the Benfield Group Limited, the Willis Group and AON Corporation accounted for approximately 27.2%, 25.1%, 17.2% and 12.7%, respectively, of our gross reinsurance premiums written in 2004.

During 2004, our Reinsurance operations issued authorization for coverage on programs submitted by 46 brokers worldwide (2003 – 53 brokers). We received approximately 1,800 program submissions during 2004 (2003 – approximately 2,100). Of these submissions, we issued authorizations for coverage for over 630 programs, or approximately 35% of the program submissions received (2003 – approximately 660 programs, or approximately 31%).

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

In our program business opportunities, we establish relationships with program managers, providing them with modeling expertise and risk analysis. We strive to work closely with these program managers, with the goal of obtaining a long-term competitive advantage in their respective niche markets. We believe that our existing program managers are an important source of referrals and endorsements of our unique approach.

We have also partnered with a limited number of insurance companies on a quota-share reinsurance basis. In most cases, catastrophe risk is a substantial component of the risk and we assist in evaluating and managing this risk.

EMPLOYEES

At December 31, 2004, we and our subsidiaries employed 156 people. We believe that our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries.

A majority of our employees receive some form of equity-based incentive compensation as part of their overall compensation package. At March 1, 2005, our directors and executive officers beneficially owned approximately 8.9% of our outstanding common shares. In addition, all of our directors and executive officers are subject to stock ownership guidelines that require each to hold a specified amount of stock.

Many of our Bermuda-based employees, including a majority of our senior executives, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next few years. Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions for key employees.

REGULATION

Bermuda Regulation

Registration. The Insurance Act 1978, as amended, and Related Regulations (the "Insurance Act"), which regulates the business of our Bermuda insurance subsidiaries, provides that no person may carry on an insurance business (including the business of reinsurance) in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the "BMA"). Renaissance Reinsurance and DaVinci are registered as Class 4 insurers, and Glencoe, Lantana and Top Layer Re are registered as Class 3 insurers under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the BMA may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the BMA. Ventures is registered as an insurance manager under the Insurance Act.

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

Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of each of a Class 3 insurer and a Class 4 insurer, are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within fourteen days, if not agreed sooner by the insurer and the auditor. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

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

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions or its registration under the Insurance Act, the BMA may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize or not to realize certain investments; to maintain in, or transfer to the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income.

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

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of each of Renaissance Reinsurance, DaVinci and Glencoe is at our offices at Renaissance House, 8-20 East Broadway, Pembroke HM 19 Bermuda. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless thirty days' notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, having formed the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe that a reportable event has occurred, to orally notify the BMA immediately and, within fourteen days of the relevant view having been formed, to make a report in writing to the BMA setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio.

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

U.S. Regulation

Reinsurance Regulation. Our Bermuda operations consist of Renaissance Reinsurance, DaVinci, Glencoe and Lantana. Renaissance Reinsurance and DaVinci are Bermuda-based companies that operate as reinsurers. Although neither company is admitted to transact the business of insurance in any jurisdiction except Bermuda, the insurance laws of each state of the U.S. regulate the sale of reinsurance to ceding insurers authorized in the state by non-admitted alien reinsurers, such as Renaissance Reinsurance or DaVinci, acting from locations outside the state. Rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. A primary insurer ordinarily will enter into a reinsurance agreement, however, only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, regulators permit ceding insurers to take credit for reinsurance in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an "accredited" or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or

•	if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

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

Excess and Surplus Lines Regulation. Glencoe and Lantana, both domiciled in Bermuda, are not licensed in the U.S. but are eligible to offer coverage in the U.S. exclusively in the surplus lines market. Glencoe is eligible to write surplus lines primary insurance in 51 jurisdictions of the U.S. and is subject to the surplus lines regulation and reporting requirements of those jurisdictions. Lantana is currently eligible as a surplus lines insurer in 50 jurisdictions of the U.S., and is subject to the surplus lines regulation and reporting requirements of those jurisdictions. In accordance with certain provisions of the National Association of Insurance Commissioners ("NAIC") Nonadmitted Insurance Model Act, which provisions have been adopted by a number of states, Glencoe and Lantana have each established, and are required to maintain, a trust funded to a minimum amount as a condition of its status as an eligible, non-admitted insurer in the U.S.

The regulation of surplus lines insurance differs significantly from the licensed or "admitted" market. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage, through specially licensed surplus lines brokers, for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. Most particularly, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and state insurance regulations generally require that a risk must be declined by three admitted carriers before it may be placed in the surplus lines market. Initial eligibility requirements and annual requalification standards apply to insurance carriers writing on a surplus basis and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as Glencoe and Lantana which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws.

Admitted Market Regulation. Our admitted U.S. operations currently consist of Stonington and Stonington Lloyd's Insurance Company ("Stonington Lloyd's"), both Texas domiciled insurers. In addition, our subsidiary Newstead Insurance Company ("Newstead") was recently approved for admission as a Delaware domiciled insurer, although Newstead has not yet conducted any business. As licensed insurers operating in the "admitted" market, these companies are subject to extensive regulation under U.S. statutes. The extent of regulation varies from state to state but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, policy renewals and non-renewals, and market conduct regulation including both underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and quarterly financial reports. The Texas Department of Insurance retains primary regulatory authority for Stonington and Stonington Lloyd's and the Delaware Department of Insurance does so for Newstead.

In general, licensed U.S. insurers such as Stonington and Stonington Lloyd's must file with the state departments of insurance where they insure risks all rates for directly underwritten insurance. Licensed U.S. insurers are required to participate in the guaranty associations of the states where they conduct business. Such participation can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Additionally, some states require licensed insurers to participate in assigned risk plans which provide coverage for automobile insurance and other lines for insureds that are unable to obtain insurance in the open market. Participation in assigned risk pools may take the form of reinsuring a portion of a pool of policies or directly issuing policies to insureds. An insurer's participation in these plans is typically calculated based on the amount of premium written by the insurer on a voluntary basis for that line of coverage in a prior year. Assigned risk pools generally produce losses which result in assessments to insurers writing the same lines on a voluntary basis. We do not expect the amount of any such guaranty fund assessments, if any, or other assessments to be paid by us in 2005 to be material.

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

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Texas, Stonington's and Stonington Lloyd's state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. Because of the accumulated deficit in earned surplus from prior operations, Stonington currently cannot pay an ordinary dividend. These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of our ownership of Stonington, under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

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

Primary insurance companies providing commercial property and casualty insurance in the U.S., such as Stonington, Stonington Lloyd's, Glencoe and Lantana, are required to participate in the TRIA program. TRIA also requires that subject insurers comply with mandatory offer requirements for terrorism coverage. These offers may be rejected by insureds. The Secretary of the Department of the Treasury extended this offer requirement until December 31, 2005. TRIA generally does not purport to govern the obligations of reinsurers, such as Renaissance Reinsurance and DaVinci, under reinsurance contracts. Unless extended by Congress, the TRIA program expires December 31, 2005. There is substantial uncertainty as to whether Congress will extend the program beyond its scheduled expiration in 2005, and it is possible that the non-renewal of TRIA could adversely affect the industry.

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

Legislative and Regulatory Proposals. Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. Federal and state legislators have considered numerous government initiatives. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by:

•	providing government supported insurance and reinsurance capacity in markets and to consumers that we target;

•	requiring our participation in pools and guaranty associations;

•	regulating the terms of insurance and reinsurance policies;

•	impacting producer compensation; or

•	disproportionately benefiting the companies of one country over those of another.

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

RISK FACTORS

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the SEC include the following:

Our exposure to catastrophic events could cause our financial results to vary significantly from one period to the next.

Our largest product is property catastrophe reinsurance. We also sell lines of specialty reinsurance and certain individual risk products that are also exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornados and other natural or man-made disasters, such as acts of terrorism. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by relatively few events of large magnitude.

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

Historically, our principal product has been property catastrophe reinsurance. Our growth in our specialty reinsurance and Individual Risk lines of business presents us with new and expanded challenges and risks which we may not manage successfully. We are not as experienced in these expanded lines of business as we are in property catastrophe reinsurance; in particular, we are continuing to expand our claim management function to support these new lines of business. Businesses in early stages of development present substantial business, financial and operational risks and may suffer significant losses. For example, in our newer businesses we are seeking to develop client and customer relationships, build operating procedures, hire staff, install management information and other systems, as well as taking numerous other steps to implement our strategies. Our specialty reinsurance and Individual Risk businesses will require us to develop new expertise in areas such as contract and policy wordings and claims management.

If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these new lines of business will likely suffer, perhaps substantially, and our future financial results may be adversely affected.

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

Our Individual Risk operations rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our operations in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program manager would be unable to substantially indemnify us for their contractual breach. We also rely on our managers, or other third parties we retain, to collect premiums and to pay valid claims. This exposes us to their credit and operational risk, without necessarily relieving us of our obligations to potential insureds. We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage substantially all of the claims activity that we expect to arise in our program operations. Although we have implemented monitoring and other oversight protocols, we cannot assure you that these measures will be sufficient to mitigate all of these exposures.

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

U.S. government authorities are continuing to investigate non-traditional, or loss mitigation, (re)insurance products, as well as our restatement of our financial statements.

We recently received subpoenas from the SEC and from the Office of the Attorney General of the State of New York, each of which relates to the industry-wide investigation into non-traditional, or loss mitigation, (re)insurance products. The subpoena from the SEC also relates to our business practice review and to our determination to restate our financial statements. See "Business—Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements." We intend to cooperate with the SEC and the New York Attorney General in their ongoing investigations.

While these government investigations are presently at a preliminary stage and we are unable to predict the ultimate impact, if any, they may have on our business, it is possible that the investigations may result in penalties or require remediation which may be adverse to us, perhaps materially so. The government authorities may also identify new issues, or make additional findings that we are currently unable to predict, which may give rise to an adverse impact on our business or financial statements. In general, we are unable to foresee all of the consequences of the government investigations.

Following our announcement that we planned to restate our financial statements, S&P placed on CreditWatch with negative implications each of the counterparty credit, senior debt, and preferred stock ratings of the Company; the counterparty credit and financial strength ratings on Renaissance Reinsurance; and the counterparty credit and financial strength ratings on DaVinci. In addition, A.M. Best placed under review with negative implications the issuer credit ratings of the senior debt, preferred stock and capital securities of the Company, and also the financial strength ratings of the insurance and reinsurance subsidiaries of the Company. Further, Moody's revised from "stable" to "negative" the outlook for each of the insurance financial strength rating of Renaissance Reinsurance, and the senior debt, preferred stock and capital securities ratings of the Company.

Heightened scrutiny of issues and practices in the insurance industry may adversely affect our business.

The SEC, the New York Attorney General, and other government authorities are scrutinizing and investigating a number of issues and practices within the insurance industry. It is possible that these investigations or related regulatory developments will mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business.

Because we frequently assume the credit risk of the brokers with whom we do business throughout our insurance and reinsurance operations, our results of operations could be adversely affected if the credit quality of these brokers is severely impacted by the current investigations in the insurance industry or by changes to broker industry practices.

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

Our growing casualty business is expected to produce claims which frequently can only be resolved through lengthy and unpredictable litigation. The measures required to resolve such claims, including the adjudication process, present more reserve challenges than non-casualty property losses (the latter of which tend to be reported comparatively more promptly and to be settled within a relatively shorter period of time). For both our growing casualty business, and our traditional property catastrophe business, actual net claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

We expect that some of our assumptions or estimates will prove to be inaccurate, and our actual net claims and claim expenses paid to differ, perhaps substantially, from the reserve estimates reflected in our financial statements. To the extent that our actual claims and claim expenses exceed our expectations, we would be required to increase claims and claim expense reserves. This would reduce our net income by a corresponding amount in the period in which the deficiency is identified. In reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines.

Unlike the claims and claim expense reserves of U.S. insurers, the claims and claim expense reserves established by our Bermuda companies are not regularly examined by insurance regulators.

Emerging claim and coverage issues could adversely affect our business.

Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our casualty businesses, these legal, social and environmental changes may not become apparent until some time after their occurrence. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages, and in particular our casualty reinsurance contracts, may not be known for many years after a contract is issued. Our exposure to this uncertainty will grow as our "long-tail" casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more "short-tail." In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claim handling and other practices. Although we are seeking to add professional staff and systems to improve our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

Pricing and terms for our products may decline, which could affect our profitability.

Supply and demand for reinsurance and insurance depends on numerous factors, including the frequency and severity of catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries. Industry pricing has degraded in 2004, and less catastrophe reinsurance business has met our hurdle rates than in prior years. We expect premium rates and other terms and conditions of trade to vary in the future, and currently believe that overall industry pricing for many of our products will decline in 2005. If demand for our products falls or the supply of competing capacity rises, we expect our growth to be adversely affected, and our profitability could be affected as well. In particular, we might lose existing customers or decline new business, which we might not regain when industry conditions improve.

We operate in a highly competitive environment.

The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based property catastrophe reinsurers. Market participants continue to accumulate new capital, thereby strengthening their ability to compete. In addition, hedge funds are increasing the overall capacity in the industry. Increased capacity levels have led to increased competition and have contributed to declines in overall industry pricing levels.

We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including Ace Limited, Everest Re Group Ltd., IPC Holdings, Ltd., PartnerRe Ltd. and XL Capital Ltd. We also compete with certain Lloyd's syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc., Berkshire Hathaway, Munich Re Group and Swiss Re. In addition, there are other relatively new Bermuda reinsurers with whom we compete, such as Allied World Assurance Company, Arch Capital Group, Axis Capital Holdings, Endurance Specialty Holdings, Montpelier Re Holdings and Platinum. As our business evolves over time we expect our competitors to change as well.

Many of our competitors have greater financial, marketing and management resources than we do. In addition, we may not be aware of other companies that may be planning to enter the property catastrophe reinsurance market or of existing companies which may be planning to raise additional capital. We also have recently seen the creation of alternative products from capital market participants that are intended to compete with reinsurance products and which could impact the demand for traditional catastrophe reinsurance, as well as increased competitive activities from hedge funds. We cannot predict what effect any of these developments may have on our businesses.

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

Bermuda could be subject to sanctions by a number of multinational organizations which could adversely affect Bermuda companies.

A number of multinational organizations, including the European Union, the Organization for Economic Cooperation and Development ("OECD"), including its Financial Action Task Force, and the Financial Stability Forum, have identified certain countries as blocking information exchange, engaging in harmful tax competition or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a report published on November 27, 2001 by the OECD contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries. It is unclear what these sanctions will be and if they will be imposed. Bermuda has committed to a course of action to enable compliance with the requirements of these multinational organizations, including signing a letter committing itself to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. However, the action taken by Bermuda may not be sufficient to preclude all effects of the measures or sanctions described above, which if ultimately adopted could adversely affect Bermuda companies such as us and our Bermuda based subsidiaries.

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

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target;

•	require our participation in industry pools and guaranty associations;

•	increasingly mandate the terms of insurance and reinsurance policies; or

•	disproportionately benefit the companies of one country over those of another.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom ("U.K."), may consider changes to its relationship with the U.K. in the future. These changes could adversely affect Bermuda's position in respect of future regulatory initiatives, which could impact us commercially.

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

In recent years we have increased our allocation to other investments which have different risk characteristics than our traditional fixed maturity securities and short-term investment portfolios. These other investments include hedge fund investments, a fund that invests in senior secured bank loans, a European high yield credit fund and private equity partnerships. Also included in other investments are investments in a medium term note, representing an interest in a pool of European fixed income securities, a non-U.S. dollar convertible fund and miscellaneous other investments. Our percentage allocation to these other investments will likely increase. The performance of these other investments had a positive impact on the performance of our investment portfolio in 2004.

These other investments are recorded on our consolidated balance sheet at fair value. The fair value of certain of these investments is generally established on the basis of the net valuation criteria established by the managers of such investments. These net valuations are determined based upon the valuation criteria established by the governing documents of the investments. Due to a lag in the valuations reported by the fund managers, the majority of our other investments are reported on a one month or one quarter lag. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes of the investments. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. We are unable to quantify these risks as we do not have timely access to the securities underlying each investment. To the extent these risks move against us it could result in a material adverse change to our investment performance. The performance of these investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. The result of either of the foregoing would be a material adverse change to our investment performance.

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

We market our reinsurance products worldwide exclusively through reinsurance brokers. Four brokerage firms accounted for 82.2%, 80.4% and 71.1%, respectively, of our net premiums written for the years ended December 31, 2004, 2003 and 2002. Subsidiaries and affiliates of Marsh Inc., the Benfield Group Limited, the Willis Group and AON Corporation accounted for approximately 27.2%, 25.1%, 17.2% and 12.7%, respectively, of our Reinsurance segment gross written premiums in 2004. The loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and it is possible that our premiums written would decrease.

Our reliance on reinsurance brokers exposes us to their credit risk.

In accordance with industry practice, we pay virtually all amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). Likewise, premiums paid by ceding insurers are paid to brokers, who then pass such amounts on to us. In many jurisdictions, if a broker were to fail to make such a payment to a ceding insurer, we would remain liable to the ceding insurer for the deficiency. Conversely, in many jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a degree of credit risk associated with brokers around the world. Due to recent developments in the industry, we believe that the degree of this credit risk has increased.

A decline in the ratings assigned to our financial strength would adversely impact our business.

Third party rating agencies assess and rate the financial strength of reinsurers and insurers, such as Renaissance Reinsurance, our Glencoe Group carriers, Top Layer Re and DaVinci. These ratings are based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The financial strength ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors. Recently, certain rating agencies have placed us on credit watch with negative implications in connection with our restatement of our financial results for the years ended December 31, 2001, 2002 and 2003. See "Business—Recent Developments."

The rating agencies may downgrade or withdraw their financial strength ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. Our ability to compete with other reinsurers and insurers, and our results of operations, could be materially adversely affected by any such ratings downgrade. For example, following a ratings downgrade we might lose clients to more highly rated competitors or retain a lower share of the business of our clients. The rating of Top Layer Re is dependent in large part upon the rating of State Farm, who provides Top Layer Re with $3.9 billion of stop loss reinsurance.

As is customary in our industry, a portion of our reinsurance policies provide our clients with the right to cancel or not renew our policies in the event our financial strength ratings are downgraded. We cannot precisely estimate the amount of premium that would be at risk to this development, as this amount depends on the particular facts and circumstances at the time, including the degree of the downgrade, the time elapsed on the impacted in-force policies, and the effects of any related catastrophic event on the industry generally. In the event any of these provisions are triggered, we will vigorously seek to retain our clients. However, we cannot assure you that our premiums would not decline, perhaps materially, following a ratings downgrade.

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

We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2004, we had an aggregate of approximately $350 million of indebtedness outstanding, consisting of $100 million of 5.875% Senior Notes due 2013, $150 million of 7.0% Senior Notes due 2008 and a $100 million bank loan incurred and fully drawn by our consolidated subsidiary, DaVinciRe Holdings Ltd. ("DaVinciRe"). RenaissanceRe is also party to a $500 million syndicated revolving credit agreement, none of which was drawn at December 31, 2004.

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

Our insurance and reinsurance subsidiaries maintain letter of credit facilities in connection with their insurance and reinsurance business. The largest of these is a secured letter of credit facility established under a reimbursement agreement entered into by certain of RenaissanceRe's subsidiaries and affiliates. The obligations of each of RenaissanceRe's subsidiaries and affiliates party to the reimbursement agreement are secured by certain collateral, including cash, eligible high-quality marketable securities and redeemable preference shares of RIHL. The facility currently is in the amount of $850 million. The term of the reimbursement agreement was extended to April 30, 2005 in November 2004 and in March 2005, the reimbursement agreement was amended to conform certain default provisions of the agreement to comparable provisions in existing credit agreements of the Company and DaVinciRe. At December 31, 2004, the aggregate face amount of letters of credit outstanding under the reimbursement agreement was $548.4 million and total letters of credit outstanding was $670.6 million.

The agreements covering our indebtedness, particularly our bank loans, contain numerous covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These agreements also require us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facilities could declare a default and demand immediate repayment of all amounts owed to them, cancel their commitments to lend or issue letters of credit, or both, and require us to pledge additional or a different type of collateral.

In addition, if we are in default under the junior subordinated debentures, discussed above, or if we have given notice of our intention to defer our related payment obligations, the terms of our indebtedness would, among other things, restrict our ability to:

•	declare or pay any dividends on our capital shares;

•	redeem, purchase or acquire any capital shares; or

•	make a liquidation payment with respect to our capital shares.

Because we are a holding company, we are dependent on dividends and payments from our subsidiaries.

As a holding company with no direct operations, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt and to pay dividends to our shareholders. The holding company does not have any operations and from time to time may not have significant liquid assets. If our subsidiaries are restricted from paying dividends to us, we may be unable to pay dividends or to repay our indebtedness.

Bermuda law and regulations require our subsidiaries which are registered in Bermuda as insurers to maintain a minimum solvency margin and minimum liquidity ratio, and prohibit dividends that would result in a breach of these requirements. Further, Renaissance Reinsurance and DaVinci, as Class 4 insurers in Bermuda, may not pay dividends which would exceed 25% of their respective capital and surplus, unless they first make filings confirming that they meet the required margins. As Class 3 insurers, Glencoe, Lantana and Top Layer Re may not declare or pay dividends during any financial year that would cause Glencoe, Lantana or Top Layer Re (as the case may be) to fail to meet its minimum solvency margin and minimum liquidity ratio.

Generally, our U.S. insurance subsidiaries may only pay dividends out of earned surplus. Further, the amount payable without the prior approval of the applicable state insurance department is generally limited to the greater of 10% of policyholders' surplus or statutory capital, or 100% of the subsidiary's prior year statutory net income. Since our U.S. insurance subsidiaries' earned surplus is negative, these subsidiaries cannot currently pay dividends without the applicable state insurance department approval.

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

Glencoe and Lantana are currently eligible, non-admitted excess and surplus lines insurers in, respectively, 51 and 50 states and territories of the U.S. and are each subject to certain regulatory and reporting requirements of these states. However, neither Glencoe nor Lantana is admitted or licensed in any U.S. jurisdiction; moreover, Glencoe only conducts business from Bermuda. Accordingly, the scope of Glencoe's and Lantana's activities in the U.S. is limited, which could adversely affect their ability to compete.

In addition, Stonington, which writes insurance in all 50 states on an admitted basis, is subject to extensive regulation under state statutes which confer regulatory, supervisory and administrative powers on state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as: rate setting; policy forms; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. We plan to grow Stonington's business and, accordingly, expect our regulatory burden to increase.

Our growth plans could cause one or more of our subsidiaries to become subject to additional regulation in other jurisdictions. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

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

Consolidation in the insurance industry could adversely impact us.

We believe that many insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. We could also experience more robust competition from larger, better capitalized competitors.

We may encounter difficulties in maintaining the information technology systems necessary to run our business.

We believe our modeling, underwriting and information technology systems are critical to our business. Moreover, our proprietary technology has been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will also continue to have access to these, or comparable, service providers, or that our proprietary technology will continue to operate as intended. Our business growth strategy will require further development of our technology infrastructure, and any defect or error in our information technology systems could result in reduced or delayed revenue growth, higher than expected losses, management distraction, or harm to our reputation.

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

In addition, our Bye-Laws provide for:

•	a classified Board, whose size is fixed and whose members may be removed by the shareholders only for cause upon a 66 2/3% vote;

•	restrictions on the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote and requisition special general meetings;

•	a large number of authorized but unissued shares which may be issued by the Board without further shareholder action; and

•	a 66 2/3% shareholder vote to amend, repeal or adopt any provision inconsistent with several provisions of the Bye-Laws.

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

RenaissanceRe indirectly owns Stonington, Stonington Lloyd's and Newstead. Our ownership of a U.S. insurance company such as these can, under applicable state insurance company laws and regulations, delay or impede a change of control of RenaissanceRe. Under applicable state insurance regulations, any proposed purchase of 10% or more of our voting securities would require the prior approval of the relevant insurance regulatory authorities.

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

GLOSSARY OF SELECTED INSURANCE AND REINSURANCE TERMS

Accident year	Year of occurrence of a loss. Claim payments and reserves for claims and claim expenses are allocated to the year in which the loss occurred.
Acquisition expenses	The aggregate expenses incurred by a company acquiring new business, including commissions, underwriting expenses and administrative expenses.
Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.
Backup premiums written	The premiums written for additional reinsurance coverage purchased after a series of catastrophic events has exhausted or significantly reduced the initial and reinstatement limits available under the original coverages purchased.
Bordereau	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.
Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.
Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.
Case reserves	Loss reserves, established with respect to specific, individual reported claims.
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

Cede; cedant; ceding company	When a party reinsures its liability with another, it "cedes" business and is referred to as the "cedant" or "ceding company."
Claim	Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for loss incurred from an insured peril or event.
Claims and claim expense Ratio, net	The ratio of net claims and claim expenses to net premiums earned determined in accordance with either SAP or GAAP.
Claim reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, and "IBNR" reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.
Combined ratio	The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.
Earned Premium	(1) That part of the premium applicable to the expired part of the policy period, including the short-rate premium on cancellation, the entire premium on the amount of loss paid under some contracts, and the entire premium on the contract on the expiration of the policy, which is recognized as income during the period.
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
Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.
Line of Business	The general classification of insurance written by insurers, i.e., fire, allied lines, homeowners, among others.
Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependant on the terms of the policy.
Losses occurring contracts	Contracts that cover claims arising from loss events that occur during the term of the reinsurance contract.
Loss ratio	Net claims incurred expressed as a percentage of net earned premiums.
Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. May include amounts for claims expenses.

Net claims and claim expenses	The expenses of settling claims net of recoveries, including legal and other fees and the portion of expenses general expenses allocated to claim settlement costs (also known as claim adjustment expenses) plus losses incurred with respect to net claims.
Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.
Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.
No claims bonus	A reduction of premiums assumed or ceded if no claims have been made within a specified period.
Non-proportional reinsurance	See Excess of loss.
Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term "hazard" is more frequently used.
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
Risk excess of loss reinsurance	A form of excess of loss reinsurance that covers a loss of the reinsured on a single "risk" in excess of its retention level of the type reinsured, rather than to aggregate losses for all covered risks, as does catastrophe excess of loss reinsurance. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk.
Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.
Risks attaching contracts	Contracts that cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract.
Specialty lines	Lines of insurance and reinsurance that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.

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

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge from our website, our Audit Committee Charter, Compensation/Governance Committee Charter, Corporate Governance Guidelines and Statement of Policies and Code of Ethics and Conduct ("Code of Ethics"). Such information is also available in print for any shareholder who sends a request to the Investor Relations Department of: RenaissanceRe Holdings Ltd., P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the SEC may also be viewed or obtained at the SEC Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 2.    PROPERTIES

We lease office space in Bermuda, where our executive offices are located. In addition, Stonington leases office space in Addison, Texas, and our other U.S. based subsidiaries lease office space in Richmond, Virginia and Raleigh, North Carolina. We also lease office space in Dublin, Ireland. As we anticipate additional growth in our businesses, it is likely that we will need to expand into additional facilities to accommodate this growth.

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

See "Recent Developments" for a discussion of recent subpoenas received.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of RenaissanceRe's shareholders during the fourth quarter of 2004.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares began publicly trading on June 27, 1995. Our New York Stock Exchange symbol is "RNR". The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading.

	Price Range of Common Shares
Period	High	Low
2001
First Quarter	$27.95	$21.18
Second Quarter	25.23	20.83
Third Quarter	29.64	22.87
Fourth Quarter	34.57	30.47

2002
First Quarter	36.35	28.90
Second Quarter	39.65	33.85
Third Quarter	39.40	31.30
Fourth Quarter	43.24	37.49

2003
First Quarter	40.78	34.40
Second Quarter	46.93	40.07
Third Quarter	48.69	41.15
Fourth Quarter	49.35	44.45

2004
First Quarter	54.87	48.51
Second Quarter	56.34	48.80
Third Quarter	54.84	48.12
Fourth Quarter	52.08	46.82

2005
First Quarter (through March 1, 2005)	51.83	47.62

At March 1, 2005 the last reported sale price for our common shares was $47.99 per share. At March 1, 2005 there were 132 holders of record of our common shares and approximately 25,000 beneficial holders.

DIVIDEND POLICY

Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the nine years since our initial public offering. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.19 per share on March 9, June 1, September 1 and December 3, 2004. The Board of Directors declared regular quarterly dividends of $0.15 per share on March 3, June 2, September 10 and December 5, 2003. Most recently, on March 8, 2005, our Board declared a dividend of $0.20 per share payable on March 31, 2005 to shareholders of record on March 15, 2005. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant. See Item 12 for Equity Compensation Plan information.

Below is a summary of stock repurchases for the quarter ended December 31, 2004 which exclusively represent common stock withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options. RenaissanceRe's Board has authorized a share repurchase program of $150 million. No shares were repurchased under this program in the quarter ended December 31, 2004. See Note 10 of our Notes to Consolidated Financial Statements for information regarding RenaissanceRe's stock repurchase plan.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased for approximate dollar values under the publicly announced plans or programs available for repurchase (1)
				(in thousands)	(in millions)
Beginning shares available to be repurchased	—		—	—	$150.0
October 1 — 31, 2004	451	(2)	$48.81	—	150.0
November 1 — 30, 2004	1,833	(2)	48.09	—	150.0
December 1 — 31, 2004	—		—	—	150.0
Total	2,284		—	—	$150.0

(1)	The Company publicly announced its share repurchase program of $150 million on August 7, 2003. No expiration date has been established for this program.

(2)	These repurchases exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2004. The historical financial information was prepared in accordance with U.S. GAAP. The statement of income data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the balance sheet data at December 31, 2004, 2003, 2002, 2001 and 2000 were derived from our consolidated financial statements. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

See Note 2 to the Consolidated Financial Statements for a discussion of the restated amounts.

Year ended December 31,	2004	2003	2002	2001	2000
(in thousands, except per share data)		(Restated)	(Restated)	(Restated)
Statement of Income Data:
Gross premiums written	$1,544,157	$1,382,209	$1,173,049	$501,321	$433,002
Net premiums written	1,349,287	1,154,776	925,964	342,341	293,303
Net premiums earned	1,338,227	1,118,525	763,970	334,518	267,681
Net investment income	162,722	129,542	102,686	75,156	77,868
Net realized gains (losses) on sales of investments	23,442	80,504	10,177	18,096	(7,151)
Net claims and claim expenses incurred	1,096,299	369,181	314,525	129,917	108,604
Acquisition costs	244,930	194,140	95,644	45,359	38,530
Operational expenses	56,361	67,397	49,159	39,466	37,954
Income before taxes and change in accounting principle	168,245	624,775	364,135	200,636	131,876
Net income available to common shareholders	133,108	605,992	342,879	184,956	127,228
Earnings per common share — diluted (1)	1.85	8.53	4.88	2.96	2.17
Dividends per common share	0.76	0.60	0.57	0.53	0.50
Weighted average common shares outstanding	71,774	71,002	70,211	62,391	58,728

At December 31,	2004	2003	2002	2001	2000
(in thousands)			(Restated)	(Restated)
Balance Sheet Data:
Total investments	$4,826,249	$4,159,081	$3,077,901	$2,054,715	$964,305
Total assets	5,526,318	4,729,702	3,747,173	2,670,089	1,468,989
Reserve for claims and claim expenses	1,459,398	977,892	804,795	572,877	403,611
Reserve for unearned premiums	365,335	349,824	331,985	125,053	112,541
Debt	350,000	350,000	275,000	183,500	50,000
Subordinated obligation to capital trust	103,093	103,093	—	—	—
Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of RenaissanceRe	—	—	84,630	87,630	87,630
Preferred shares	500,000	250,000	150,000	150,000	—
Total shareholders' equity attributable to common shareholders	2,144,042	2,084,643	1,490,690	1,095,614	700,818
Common shares outstanding	71,029	70,399	69,750	67,893	58,863

(1)	Earnings per common share — diluted was calculated by dividing net income available to common shareholders by the number of weighted average common shares and common share equivalents outstanding. Common share equivalents are calculated on the basis of the treasury stock method.

Year ended December 31,	2004	2003	2002	2001	2000
(in thousands, except ratios)		(Restated)	(Restated)	(Restated)
Segment Information:
Reinsurance
Gross premiums written (1)	$1,066,065	$935,485	$890,470	$451,364	$382,816
Net premiums written	930,946	792,022	698,863	329,474	287,941
Income (2)	46,389	455,777	286,713	82,971	150,003
Net claims and claim expense ratio	79.0%	25.9%	40.9%	40.5%	40.4%
Underwriting expense ratio	16.1%	18.0%	16.4%	22.4%	26.8%
Combined ratio	95.1%	43.9%	57.3%	62.9%	67.2%
Individual Risk
Gross premiums written	$478,092	$446,724	$282,579	$49,957	$50,186
Net premiums written	418,341	362,754	227,101	12,867	5,362
Income (loss) (2)	(105,752)	32,030	17,929	(1,469)	(4,406)
Net claims and claim expense ratio	89.0%	51.7%	43.2%	(30.9%)	47.0%
Underwriting expense ratio	37.9%	37.8%	37.5%	149.6%	98.1%
Combined ratio	126.9%	89.5%	80.7%	118.7%	145.1%

(1)	Excludes $18.8 million, $20.8 million and $22.2 million of premium assumed from the Individual Risk segment in the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Income (loss) for the Reinsurance and Individual Risk segments represents net underwriting income. Net underwriting income consists of net premiums earned less claims and claim expenses, acquisition costs and operational expenses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2004 compared with the years ended December 31, 2003 and December 31, 2002. The following also includes a discussion of our financial condition at December 31, 2004. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements (see "Note on Forward-Looking Statements").

OVERVIEW

RenaissanceRe was established in 1993 to write property catastrophe reinsurance. By pioneering the use of sophisticated computer models to construct our portfolio, we have become one of the world's largest and most successful catastrophe reinsurers. Recently, we have leveraged our expertise and established growing franchises in additional selected areas of insurance and reinsurance.

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

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains and losses from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and 3) other income received from our joint ventures and various other items.

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operational expenses which primarily consist of personnel expenses, rent and other operating expenses; and 4) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.

The operational results, also known as the underwriting results, of an insurance or reinsurance company are discussed frequently by reference to its net claims and claim expense ratio, underwriting expense ratio, and combined ratio. The net claims and claim expense ratio is calculated by dividing net claims and claim expenses incurred by net premiums earned. The underwriting expense ratio is calculated by dividing underwriting expenses (acquisition expenses and operational expenses) by net premiums earned. The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income. We also discuss our net claims and claim expense ratio on an accident year basis. This ratio is calculated by taking net claims and claim expenses, excluding development on net claims and claim expenses from events that took place in prior years, divided by net premiums earned.

Modeling

We have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS©). REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. Before we bind any risk, exposure data is gathered from clients and this exposure data is input into REMS© modeling system. The REMS© modeling system enables us to measure each policy on a consistent basis and provides us with a measurement of an appropriate price to charge for each policy based upon the risk that is assumed. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program. While REMS© is most developed in analyzing catastrophe risks, it is also used for analyzing other classes of risk.

REMS© combines computer-generated simulations that estimate event probabilities with exposure and coverage information on each client's reinsurance contract to produce an estimate of expected claims for reinsurance programs submitted to us. We have also customized REMS© by including additional perils, risks and geographic areas that are not captured in the commercially available models.

RESTATEMENT OF FINANCIAL STATEMENTS

As previously disclosed, in the fourth quarter of 2004 we engaged Boies Schiller to complete a review of the Company's business practices in light of the industry-wide investigations by the New York Attorney General and other government authorities into a wide range of practices in the insurance and reinsurance industry. Supervision of this review was subsequently taken over by the Board of Directors, with Boies Schiller reporting directly to the independent members of the Board of Directors. See "Business - Recent Developments." This review has led to the restatement of the Company's audited financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 to correct accounting errors associated with reinsurance ceded by the Company. These restatements arose out of the transactions described below.

Certain of the restatement corrections are attributable to an Aggregate Excess of Loss Reinsurance contract and an Assignment Agreement, each entered into by Renaissance Reinsurance with Inter-Ocean in 2001. The Aggregate Excess of Loss Reinsurance contract initially provided for $45.0 million of maximum limit over a three-year period in exchange for annual premium of $7.3 million. This agreement was subsequently amended to provide for $30.0 million of maximum limit for the same annual premium. The Assignment Agreement provided for the sale by Renaissance Reinsurance to Inter-Ocean of $50.0 million face amount of reinsurance recoverables for $30.0 million. In prior financial statements, the Company accounted for the Aggregate Excess of Loss Reinsurance contract as traditional reinsurance and for the Assignment Agreement as a sale of reinsurance recoverables. In connection with the aforementioned review, the Company concluded that these contracts, based on the totality of the surrounding facts and circumstances, should have been treated as a single transaction and, when so treated, lacked the necessary risk transfer to be accounted for as transactions involving ceded reinsurance and a sale of reinsurance recoverables.

The remaining restatement corrections are attributable to four multi-year ceded reinsurance contracts. The adjustments correct for an error in the amortization period resulting in the amortization of future contractual premium beginning at the end of the third quarter of 2001 rather than beginning at the end of the fourth quarter of 2001.

The aggregate net effect of the corrections is to increase 2003 net income by $1.3 million; to decrease 2002 net income by $21.9 million; and to increase 2001 net income by $20.6 million. The amounts reflect: (1) the timing of the recognition of Inter-Ocean reinsurance recoverables (with the impact of decreasing net income by $1.4 million in 2003; decreasing net income by $25.0 million in 2002; and increasing net income by $26.4 million in 2001), and (2) the timing of premium ceded on multi-year contracts (with the impact of increasing net income by $2.7 million in 2003; increasing net income by $3.1 million in 2002; and decreasing net income by $5.8 million in 2001). These restatements only affect the Reinsurance segment. See Note 2 to our Consolidated Financial Statements.

The independent members of the Board of Directors, in connection with the aforementioned review, have concluded that certain members of senior management (James N. Stanard, Chief Executive Officer; William I. Riker, President; John M. Lummis, Chief Operating Officer/Chief Financial Officer; Michael W. Cash, Senior Vice President; and Martin J. Merritt, Controller) made mistakes and in some instances lacked due care in connection with the original accounting for the Inter-Ocean transactions that led to the restatement. The independent members of the Board of Directors plan to discuss their findings directly with each of the aforementioned executives. The independent members of the Board of Directors also concluded that, since 2001, the Company has made significant improvements in its internal controls, including controls over financial reporting. These improvements include:

•	significantly increasing the number of accounting professionals dedicated to financial reporting;

•	hiring a general counsel and developing a legal department, including legal resources dedicated to the Company's reinsurance underwriting function;

•	hiring an internal auditor and developing an internal audit function;

•	designing and implementing controls related to accounting for complex reinsurance contracts; and

•	developing training programs regarding the contractual features contained within reinsurance contracts that may require an accounting review in accordance with the Company's policies and procedures.

During the last two fiscal years, the Company has also formalized its internal control environment over financial reporting in connection with its compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Claims and Claim Expense Reserves

We believe that the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred. Our estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance will be material. Also, reserving for our Reinsurance and Individual Risk businesses can involve uncertainty because of the dependence on information from ceding companies, the time lag inherent in reporting information from the primary insurer to us, and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of paid and incurred losses and may sometimes also include an estimate of incurred but not reported reserves ("IBNR").

For our property catastrophe reinsurance business, which is characterized by loss events of low frequency and high severity, reporting of claims in general tends to be prompt (as compared to reporting of claims for "long-tail" products, which tends to be slower). However, the timing of claims reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes or earthquakes); the geographic area involved; and the quality of each customer's claims management and reserving practices. Management's judgments as regards to these factors are reflected in management's reserve estimates. Because the events from which claims arise under policies written by our property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, we are often able to use independent reports of such events to augment our loss reserve estimation process. However, based upon the amount and timing of the reported claims from any one or more catastrophic event, such reserve estimates may change significantly from one quarter to another. Once we receive a notice of loss under a catastrophe reinsurance contract, we are generally able to process such claims promptly.

For our property catastrophe reinsurance operations, we initially set our claims reserves based on case reserves reported by insureds and ceding companies. We then add to these case reserves our estimates for additional case reserves, and an estimate for IBNR. In addition to the loss information and estimates communicated by cedants, we also utilize industry information which we gather and retain in our REMS© modeling system. When property catastrophe losses do occur, the information stored in our REMS© modeling system enables us to analyze each of our policies against such loss and compare our estimate of the loss with those reported by our policyholders. The REMS© modeling system also allows us to compare and analyze individual losses reported by policyholders affected by the same loss event. Although the REMS modeling system assists with the analysis of the underlying loss, and provides us with the information and ability to perform increased analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims and the unique characteristics of each loss. During 2003, with the accumulation of 10 years of historical information on our claims and claim expenses, we adopted a new system to reassess our property catastrophe reserves on our older accident years.

During 2003 our Individual Risk segment began issuing insurance policies for certain commercial liability coverages, including general, automobile and professional liability risks. The claim reporting and claim development periods of these risks are generally expected to be longer than the reporting and development periods for our property risks, and accordingly there is normally greater uncertainty in the estimation of the reserves associated with these policies.

The loss estimation for the coverages we offer through our specialty reinsurance and Individual Risk operations is different than that for property catastrophe oriented coverages because these coverages are potentially subject to greater uncertainties, relating to factors such as long-term inflation and changes in the social and legal environment. Moreover, in reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines. We estimate our IBNR for these coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique. The utilization of the Bornhuetter-Ferguson technique requires us to estimate an ultimate claims and claim expense ratio and select an estimated loss reporting pattern. We select our estimates of the ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the terms of the coverages we offer. The estimated claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. For the Company's specialty and Individual Risk lines we also considered estimating reserves utilizing paid and incurred development methods. We elected to utilize the Bornhuetter-Ferguson technique because this method allows for weight to be applied to expected results, and hence is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of paid and/or reported loss data.

The Company's reserving methodology for each line of business, as discussed above, utilizes a loss reserving model that calculates a point estimate for the Company's ultimate losses as opposed to a methodology that develops a range of estimates. The Company then utilizes this point estimate, along with paid and incurred data, to record its estimate of IBNR. The Company does not utilize sensitivity analysis in calculating reserves and therefore does not make any specific quantitative assumptions in connection with such an analysis. See "Reserves for Claims and Claim Expenses" for a breakdown of our case reserves and IBNR by line of business.

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

All of our estimates are reviewed annually with an independent actuarial firm. We also review certain assumptions and methodologies on a quarterly basis. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. Adjustments to our prior year estimated claims reserves will impact our current year net income by increasing our net income if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income if the prior year estimated claims reserves prove to be insufficient.

During the years ended December 31, 2004, 2003 and 2002, changes to prior year estimated claims reserves had the following impact: for 2004, prior year estimated claims reserves were reduced by $140.3 million; for 2003, prior year estimated claims reserves were reduced by $93.6 million; and for 2002, prior year estimated claims reserves were increased by $23.0 million; and in each year there was a corresponding increase or decrease to net income. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. (Also see – "Reserves for Claims and Claim Expenses.")

Losses Recoverable

We enter into reinsurance agreements in order to help reduce our exposure to large losses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims and claim expense reserves associated with the underlying reinsured policies. For multi-year retrospectively rated contracts, we accrue amounts (either assets or liabilities) that are due to or from assuming companies based on estimated contract experience. If we determine that adjustments to earlier estimates are appropriate, such adjustments are recorded in the quarter in which they are determined.

The estimate of losses recoverable can be more subjective than estimating the underlying claims and claim expense reserves as discussed under the heading "Claims and Claim Expense Reserves" above. In particular, losses recoverable may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and other factors. In addition, the level of IBNR reserves has a significant impact on losses recoverable. These factors can impact the amount of the losses recoverable to be recorded as well as delay the recognition of losses recoverable to reporting periods that are different from the underlying loss.

The amount of losses recoverable ultimately collected is also open to uncertainty due to insolvency, contractual dispute and various other reasons. Amounts estimated to be uncollectible are reflected in a valuation allowance that reduces losses recoverable and net income. We estimate the valuation allowance by applying specific percentages against each losses recoverable balance based on the counterparty's credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge. We also apply case specific valuation allowances against certain losses recoverables that we deem unlikely to be able to recover in full. The valuation allowance against losses recoverable was $13.1 million at December 31, 2004 (2003 - $11.6 million).

Premiums

We recognize premiums as revenue over the terms of the related contracts and policies. Our written premiums are based on policy and contract terms and include estimates based on information received from both insureds and ceding companies. The information received is typically in the form of a bordereau, broker notifications and/or discussions with ceding companies or their broker. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of written premium (including adjustment and reinstatement premium), earned premium, acquisition costs and ceding commissions.

Consistent with industry practice, we recognize premium on the date the contract is bound, even if the contract provides for an effective date prior to the date the contract is bound, thus preventing premature revenue recognition. The date the contract is bound is the date we are on risk for the policy and this is generally the date on which the reinsurance slip is signed. The signing of the reinsurance contract normally occurs after the date the slip is signed.

We book premiums on non-proportional contracts in accordance with the contract terms. Premiums written on losses occurring contracts are typically earned over the contract period. Premiums on risks attaching contracts are generally earned as reported by the cedants, which may be over a period more than twice as long as the contract period. For multi-year policies, only the initial annual premium is included as written at policy inception. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term. Management is required to make estimates based on judgment and historical experience for periods during which information has not yet been received.

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total premiums written estimated in our Individual Risk business at December 31, 2004, 2003 and 2002 were $30.1 million, $103.7 million and $74.6 million, respectively. The large accrual at December 31, 2003 was primarily due to one large contract where there was a delay in reporting actual figures to us and accordingly we accrued our best estimate of the premiums written as at December 31, 2003 on this contract. At December 31, 2004, there was no such delay on this contract and accordingly there was a corresponding reduction in our year-end premium accruals for our Individual Risk business. Total commissions estimated at December 31, 2004, 2003 and 2002 were $9.1 million, $32.3 million and $20.1 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date such subsequent adjustments have not been material.

Since premiums for our Reinsurance segment are contractually driven and the reporting lag for such premiums is minimal, estimates for premiums written for this segment are usually not significant. The minimum and deposit premiums on excess policies are usually set forth in the language of the contract and are utilized to record premiums on these policies. Actual premiums are determined in subsequent periods based on actual exposures and any adjustments are recorded in the period in which they are identified.

Reinstatement premiums are recorded after the occurrence of a loss and are calculated in accordance with the contract terms based upon paid losses and case reserves reported in the period. Reinstatement premiums are earned when written.

Ceded premiums are also recognized on the date the contract is bound and are deducted from gross written premium, to arrive at net premiums written. Ceded premiums are earned over the terms of the related contracts and policies, and are reflected as a reduction to gross premiums earned to arrive at net premiums earned.

SUMMARY OF RESULTS OF OPERATIONS FOR 2004, 2003 AND 2002

The following tables present our consolidated results by segment.

Year ended December 31, 2004	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands)
Gross premiums written	$1,084,896	$478,092	$(18,831)	$—	$1,544,157
Net premiums written	$930,946	$418,341		—	$1,349,287
Net premiums earned	$944,527	$393,700		—	$1,338,227
Net claims and claim expenses incurred	746,010	350,289		—	1,096,299
Acquisition expenses	117,145	127,785		—	244,930
Operational expenses	34,983	21,378		—	56,361
Underwriting income (loss)	$46,389	$(105,752)		—	(59,363)
Net investment income				162,722	162,722
Equity in earnings of unconsolidated ventures				31,081	31,081
Other income				18,903	18,903
Other items, net				(27,995)	(27,995)
Interest and preferred share dividends				(57,102)	(57,102)
Minority interest — DaVinciRe				41,420	41,420
Net realized gains on investments				23,442	23,442
Net income available to common shareholders				$192,471	$133,108
Net claims and claim expenses incurred — current accident year	$859,842	$376,723			$1,236,565
Net claims and claim expenses incurred — prior years	(113,832)	(26,434)			(140,266)
Net claims and claim expenses incurred — total	$746,010	$350,289			$1,096,299
Net claims and claim expense ratio — accident year	91.0%	95.7%			92.4%
Net claims and claim expense ratio — calendar year	79.0%	89.0%			81.9%
Underwriting expense ratio	16.1%	37.9%			22.5%
Combined ratio	95.1%	126.9%			104.4%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2003 (Restated)	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands)
Gross premiums written	$956,257	$446,724	$(20,772)	$—	$1,382,209
Net premiums written	$792,022	$362,754		—	$1,154,776
Net premiums earned	$812,142	$306,383		—	$1,118,525
Net claims and claim expenses incurred	210,634	158,547		—	369,181
Acquisition expenses	93,227	100,913		—	194,140
Operational expenses	52,504	14,893		—	67,397
Underwriting income	$455,777	$32,030		—	487,807
Net investment income				129,542	129,542
Equity in earnings of unconsolidated ventures				21,167	21,167
Other income				5,903	5,903
Other items, net				(2,394)	(2,394)
Interest, preferred share dividends, Capital Securities minority interest				(44,523)	(44,523)
Minority interest — DaVinciRe				(72,014)	(72,014)
Net realized gains on investments				80,504	80,504
Net income available to common shareholders				$118,185	$605,992
Net claims and claim expenses incurred — current accident year	$279,334	$183,482			$462,816
Net claims and claim expenses incurred — prior years	(68,700)	(24,935)			(93,635)
Net claims and claim expenses incurred — total	$210,634	$158,547			$369,181
Net claims and claim expense ratio — accident year	34.4%	59.9%			41.4%
Net claims and claim expense ratio — calendar year	25.9%	51.7%			33.0%
Underwriting expense ratio	18.0%	37.8%			23.4%
Combined ratio	43.9%	89.5%			56.4%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2002 (Restated)	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands)
Gross premiums written	$912,695	$282,579	$(22,225)	$—	$1,173,049
Net premiums written	$698,863	$227,101		—	$925,964
Net premiums earned	$670,991	$92,979		—	$763,970
Net claims and claim expenses incurred	274,316	40,209		—	314,525
Acquisition expenses	70,698	24,946		—	95,644
Operational expenses	39,264	9,895		—	49,159
Underwriting income	$286,713	$17,929		—	304,642
Net investment income				102,686	102,686
Equity in earnings of unconsolidated ventures				22,339	22,339
Other income				10,482	10,482
Other items, net				(10,351)	(10,351)
Interest, preferred share dividends, Capital Securities minority interest				(32,858)	(32,858)
Minority interest — DaVinciRe				(55,051)	(55,051)
Cumulative effect of a change in accounting principle				(9,187)	(9,187)
Net realized gains on investments				10,177	10,177
Net income available to common shareholders				$38,237	$342,879
Net claims and claim expenses incurred — current accident year	$254,387	$37,133			$291,520
Net claims and claim expenses incurred — prior years	19,929	3,076			23,005
Net claims and claim expenses incurred — total	$274,316	$40,209			$314,525
Net claims and claim expense ratio — accident year	37.9%	39.9%			38.2%
Net claims and claim expense ratio — calendar year	40.9%	43.2%			41.2%
Underwriting expense ratio	16.4%	37.5%			19.0%
Combined ratio	57.3%	80.7%			60.2%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Summary Overview

Our 2004 net income was $133.1 million compared to net income of $606.0 million in 2003. The substantial decline in net income results from the four large hurricanes, Charley, Frances, Jeanne and Ivan, that occurred during the third quarter of 2004, which together caused a negative impact of $570.2 million to our 2004 results. This impact is reflected in the following items: net losses of $725.5 million, plus the reversal of previously accrued profit commission of $12.6 million, which is reflected as an increase to acquisition expenses of the Reinsurance segment, less reinstatement premiums earned of $30.1 million and less minority interest offset of $137.8 million. These amounts are based on management's estimates following a review of our potential exposures and discussions with our counterparties. Given the magnitude of these loss events and due to delays in receiving claims data, these results are subject to change based on developments including new or revised data received from our counterparties. Additionally, depending on the ultimate level of the industry losses from these events, it is possible that in future periods additional recoveries from certain of our retrocessional coverages may be triggered and result in a reduction to our net losses from these events. Changes to these estimates will be recorded in the period in which they occur.

Other significant items affecting 2004 net income include a reduction of prior years estimated ultimate net claims reserves of $140.3 million, an increase in investment income of $33.2 million, and reductions in net realized gains on investments of $57.1 million. The reduction in prior years' estimated ultimate net claims reserves was primarily due to a re-estimation of our ultimate losses associated with six large catastrophe events, which produced a reduction of approximately $31.3 million, a $23.0 million reduction in reserves from numerous smaller catastrophe events, $46.8 million in reductions from our specialty book of business, and $26.4 million in reductions from our Individual Risk book of business. The reductions in our reserves for the smaller catastrophe events, the reserves for the specialty book of business and the reserves for our Individual Risk book of business were driven by the application of our formulaic reserving methodology used for these books of business and is primarily due to the actual paid and reported loss activity being better than what we had anticipated when setting the initial ultimate claims and claim expense ratios and the initial loss reporting patterns. The increase in investment income was largely due to $46.9 million of income and appreciation related to investments in hedge funds, private equity funds and other alternative investments recorded during 2004 compared to $25.9 million recorded during 2003. The increase in investment income and appreciation was due to both higher returns and a greater level of investment in these other investments in 2004 compared to 2003.

Our net income increased to $606.0 million in 2003 from $342.9 million in 2002, primarily due to an increase in our net premiums earned of $354.6 million and an increase in net realized gains on investments of $70.3 million. The increase in net premiums earned was primarily due to improved market conditions associated with the dislocation which occurred after the World Trade Center disaster, and the significant losses stemming from this event. These losses caused an imbalance in the supply and demand for our insurance and reinsurance products, and as a result, we increased our written premiums, in both our established property catastrophe line and our specialty reinsurance line, and also increased our premiums in our Individual Risk operations. Contributing to the increase in Individual Risk operations during 2003 was the continued growth of: 1) our program manager distribution channel, where we write primary insurance through specialized program managers; and 2) our quota share reinsurance distribution channel, where we write quota share reinsurance with primary insurers (see below for underwriting results by segment). Also, net income for 2003 was positively affected by a reduction of prior years estimated ultimate net claims reserves of $93.6 million and by a reduced level of catastrophe loss events occurring in 2003.

Underwriting Results by Segment

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our catastrophe reinsurance and specialty reinsurance business units and through Ventures. Our Individual Risk segment provides primary insurance and quota share reinsurance.

Our underwriting results by segment are provided below:

Reinsurance Segment

Our Reinsurance operations are comprised of three business units: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain activities of Ventures.

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the years ended December 31, 2004, 2003 and 2002:

Reinsurance segment overview
Year ended December 31,	2004	2003	2002
(in thousands)		(Restated)	(Restated)
Property catastrophe premium (1)
Renaissance	$533,339	$488,124	$455,628
DaVinci	149,840	155,541	187,822
Total property catastrophe premium	683,179	643,665	643,450
Specialty premium
Renaissance	351,261	268,506	247,020
DaVinci	31,625	23,314	—
Total specialty premium	382,886	291,820	247,020
Total Reinsurance gross premium written	$1,066,065	$935,485	$890,470
Net premium written	$930,946	$792,022	$698,863
Net premium earned — property catastrophe	$576,049	$501,529	$465,536
Net premium earned — specialty	368,478	310,613	205,455
Total net premium earned	944,527	812,142	670,991
Net claims and claim expenses incurred	746,010	210,634	274,316
Acquisition expenses	117,145	93,227	70,698
Operational expenses	34,983	52,504	39,264
Underwriting income	$46,389	$455,777	$286,713
Net claims and claim expenses incurred — current accident year	$859,842	$279,334	$254,387
Net claims and claim expenses incurred — prior years	(113,832)	(68,700)	19,929
Net claims and claim expenses incurred — total	$746,010	$210,634	$274,316
Net claims and claim expense ratio — accident year	91.0%	34.4%	37.9%
Net claims and claim expense ratio	79.0%	25.9%	40.9%
Underwriting expense ratio	16.1	18.0	16.4
Combined ratio	95.1%	43.9%	57.3%

(1)	Excludes combined premium assumed from the Individual Risk segment of $18.8 million, $20.8 million and $22.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Premiums

Property catastrophe – The $39.5 million increase in property catastrophe premiums was mainly due to reinstatement premiums of $30.1 million and premiums for back-up covers of $27.4 million written as a result of the third quarter hurricanes. Excluding these premiums, which in the absence of a major catastrophe we would not expect to recur, our property catastrophe premiums declined slightly from 2003.

During 2003 our consolidated property catastrophe premiums remained flat, primarily due to increased competition and due to some softening of prices in the market, where we accordingly chose not to renew certain policies.

During 2005, we are currently anticipating a decline in our property catastrophe premiums. (See "Current Outlook" for additional disclosure.)

Specialty reinsurance – During 2004 and 2003 our consolidated specialty reinsurance written premiums increased by $91.1 million and $44.8 million, respectively. These increases were primarily due to our continued focus on a few targeted areas of this market where we believe we can leverage our expertise, including surety, casualty, property and terrorism-specific classes of reinsurance. The areas representing the majority of the 2003 increase were catastrophe exposed workers' compensation and terrorism-specific reinsurance.

During 2005, we currently expect our specialty reinsurance premium to grow modestly. However, our expectations for this business remain prone to potential volatility as this business is characterized by a relatively small number of large transactions. (See "Current Outlook" for additional disclosure.)

Gross Premiums Written by Geographic Region

The following is a summary of our reinsurance premiums by geographic region:

Reinsurance segment gross written premium Year ended December 31,	2004	2003	2002
(in thousands)
Property catastrophe
United States and Caribbean	$338,315	$297,954	$310,090
Europe	141,385	156,156	86,461
Worldwide	90,607	126,541	169,790
Australia and New Zealand	28,614	26,588	2,127
Worldwide (excluding U.S) (1)	63,529	14,968	56,628
Other	20,729	21,458	18,354
Specialty reinsurance (2)	382,886	291,820	247,020
Total reinsurance gross premiums written (3)	$1,066,065	$935,485	$890,470

(1)	The category "Worldwide (excluding U.S.)" consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category specialty reinsurance consists of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.

(3)	Excludes $18.8 million, $20.8 million and $22.2 million of total premium assumed by the Reinsurance segment from the Individual Risk segment in 2004, 2003 and 2002, respectively.

Ceded Premiums Written

Year ended December 31,	2004	2003	2002
(in thousands)
Ceded premiums written — Reinsurance segment	$135,119	$143,463	$191,607

Because of the potential volatility of the property catastrophe reinsurance business, we purchase reinsurance to reduce our exposure to large losses. We use our REMS© modeling system to evaluate how each purchase interacts with our portfolio of reinsurance contracts we write, and with the other ceded reinsurance contracts we purchase, to determine the appropriateness of the pricing of each contract. During 2004 and 2003, we reduced the level of reinsurance purchased because of the reduction in the availability of appropriately priced coverages.

Although we would remain liable to the extent that any of our reinsurers fail to pay our claims, before placing reinsurance we evaluate the financial condition of our reinsurers. At December 31, 2004, the majority of the $217.8 million of net losses recoverable relates to outstanding claims reserves on our books (as distinguished from claims that we have already paid), and, in accordance with the terms of the policies, we generally must wait to collect from our reinsurers until we pay the underlying claims. We expect to collect the recorded net balance of the losses recoverable.

To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the potential volatility of our results.

Underwriting Results

The 2004 underwriting results for the Reinsurance segment decreased to $46.4 million of underwriting income, compared to underwriting income of $455.8 million in 2003. The significant decline is primarily attributable to the $549.7 million negative impact from the four large hurricanes that occurred during the third quarter. This impact is reflected in the following items: net losses of $581.8 million, plus the reversal of previously accrued profit commission of $12.6 million, which is reflected as an increase to acquisition expenses of the reinsurance segment, less reinstatement premiums earned of

$44.7 million. Because we do not include minority interest in our summary of underwriting income in the table above, the $549.7 million referred to above does not reflect the $137.8 million offset for the minority interest of the 74.75% shareholders of DaVinciRe, which, when considered, would result in the net $411.9 million total effect to the reinsurance segment.

Offsetting the effect of the hurricanes above was a reduction of prior years estimated ultimate net claims reserves of $113.8 million. The reduction in prior years' estimated ultimate net claims reserves was primarily due to a re-estimation of our ultimate losses associated with six large catastrophe events, which produced a reduction of approximately $31.3 million, a $23.0 million reduction in reserves from numerous smaller catastrophe events, and $46.8 million in reductions from our specialty book of business. The reductions in our reserves for the smaller catastrophe events and the reserves for the specialty book of business were driven by the application of our formulaic reserving methodology used for these books of business and were primarily due to the actual paid and reported loss activity being better than what we had anticipated when estimating the initial ultimate claims and claims expense ratios and the initial loss reporting patterns.

The increase in our 2003 net underwriting income from our Reinsurance segment, compared to 2002, was primarily the result of three factors: 1) the comparably low level of property catastrophe losses during 2003 which reduced our net claims and claim expenses by approximately $40.0 million; 2) favorable development on prior period reserves which contributed $68.7 million of a reduction in net claims and claim expenses; and 3) the increase in our net reinsurance premiums earned during 2003, as a result of our increase in gross written property catastrophe premiums in 2002 and the increase in our gross written specialty reinsurance premiums in 2002 and 2003.

Losses from our property catastrophe reinsurance and specialty reinsurance policies can be infrequent, but severe, as demonstrated in the variation of our results during 2004 as compared to 2003 and 2002. During periods with benign property catastrophe loss activity, such as 2003 and 2002, we have the potential to produce a low level of losses and a related increase in underwriting income.

Also during 2004 and 2003, as discussed under the "Premiums" heading above, we have continued to increase our specialty reinsurance premiums written. This increase in specialty reinsurance premiums will normally produce higher net claims and claim expenses than the property catastrophe reinsurance business which will generally cause the combined ratio of our Reinsurance segment to increase in years with normal cat loss activity.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition expenses are driven by contract terms and are normally a set percentage of premiums and, accordingly, these costs will normally fluctuate in line with the fluctuation in premiums. Operational expenses consist of salaries and other general and administrative expenses. Our reinsurance business operates with a limited number of employees and we have the ability to grow our written premiums without proportionally increasing our operating expenses. The decrease in our operational expenses in 2004 by $17.5 million was primarily due to a reduction of $20.1 million in executive compensation and bonus and incentive compensation due to changes in the compensation structure of certain executives and also due to the reduction in underwriting profit in 2004 (see – "Capital Resources" below). The increase in underwriting expenses during 2003 was primarily due to an increase in acquisition costs on our specialty reinsurance business, which is attributable to commission costs related to certain quota share premiums written in 2003 which typically carry higher acquisition costs than our excess of loss contracts.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition expenses or operating expenses and, accordingly, these fees have also contributed to the reduction in our expense ratio.

During 2005, given the magnitude of the hurricane losses of 2004 and due to delays in receiving claims data and the likelihood of receiving new or revised data from our counterparties, the estimates of hurricane losses and related recoveries are likely to change. Changes in these estimates will be recorded in the period in which they occur.

Also during 2005, as discussed in our critical accounting policies, because our reserve estimate is simply our estimate of our ultimate liability, and since there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. In response to these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. Accordingly, if actual paid losses and incurred losses reported to us are below those utilized to establish initial IBNR reserves, we would reflect positive development in our prior year reserves, as has occurred in our 2003 and 2004 results. During 2005, assuming future reported and paid net claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reductions to our older accident year reserves. There can be no assurance, however, that this will occur, and if our actual paid and incurred losses exceed our estimates, we would instead reflect adverse rather than positive development.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the exposure characteristics of the original underlying insurance policy. Our principal products include: 1) commercial and homeowners property coverages, including catastrophe-exposed lines; 2) commercial liability coverages, including general, automobile, professional and various specialty lines; and 3) reinsurance to other insurers on a quota share basis. We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington and Lantana.

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the years ended December 31, 2004, 2003, and 2002:

Individual Risk segment Year ended December 31,	2004	2003	2002
(in thousands)
Gross premium written	$478,092	$446,724	$282,579
Net premium written	$418,341	$362,754	$227,101
Net premium earned	$393,700	$306,383	$92,979
Net claims and claim expenses incurred	350,289	158,547	40,209
Acquisition expenses	127,785	100,913	24,946
Operational expenses	21,378	14,893	9,895
Underwriting income (loss)	$(105,752)	$32,030	$17,929
Net claims and claim expenses incurred — current accident year	$376,723	$183,482	$37,133
Net claims and claim expenses incurred — prior years	(26,434)	(24,935)	3,076
Net claims and claim expenses incurred — total	$350,289	$158,547	$40,209
Net claims and claim expense ratio — accident year	95.7%	59.9%	39.9%
Net claims and claim expense ratio	89.0%	51.7%	43.2%
Underwriting expense ratio	37.9	37.8	37.5
Combined ratio	126.9%	89.5%	80.7%

Premiums

The increase in gross premiums written from our Individual Risk operations of $31.4 million in 2004 was primarily the result of our addition of new programs and expansion of existing programs compared to the prior year. The 2004 growth in individual risk premiums is below our expectations due to later inceptions of certain programs than previously anticipated.

The increase in our premiums from our Individual Risk operations in 2003 was as a result of an improving market environment due primarily to: 1) the increase in demand for insurance and reinsurance protection, and the withdrawal of supply, as a result of the substantial losses stemming from the World Trade Center disaster in 2001; 2) the ongoing increase to prior year reserves for many companies with asbestos and environmental liabilities; and 3) the continuing increases to prior year reserves for companies who participated in the casualty market of the late 1990's. As a result of these items, many insurance companies in the U.S. withdrew from the U.S. insurance market, and many insurance companies had their credit ratings substantially reduced. In response to these dislocations, we received numerous opportunities to partner with program managers who were looking for high quality, stable companies with which to do business. Also, because of our financial strength and our strong ratings, we received increasing opportunities to work with existing insurance companies on a quota share basis.

During 2005, we expect that certain new programs will incept in the first half of the year. Assuming we are correct, and assuming our estimate for growth in other existing areas of the Individual Risk business is also correct, we expect gross written premium growth for this segment to grow significantly in 2005.

Ceded Premiums Written

Year ended December 31,	2004	2003	2002
(in thousands)
Ceded premiums written — Individual Risk segment (1)	$59,751	$83,970	$55,478

(1)	Includes $18.8 million, $20.8 million and $22.2 million of premium ceded to Renaissance Reinsurance and DaVinci in 2004, 2003 and 2002, respectively.

We purchase reinsurance to reduce our exposure to large losses. With the continued growth in the gross written premiums of our Individual Risk segment, we continued to look for opportunities to purchase appropriately priced reinsurance coverage.

Underwriting Results

The 2004 underwriting results for the Individual Risk segment decreased to an underwriting loss of $105.8 million, compared to underwriting income of $32.0 million in 2003. The significant decline is primarily attributable to the $158.3 million of negative impact from the four large hurricanes that occurred during the third quarter. This impact is reflected in the following items: net losses of $143.7 million plus reinstatement premiums ceded of $14.6 million.

Offsetting the effect of the hurricanes above was a reduction of prior years estimated ultimate net claims reserves of $26.4 million. The reduction in prior years' estimated ultimate net claims reserves was driven by the application of our formulaic reserving methodology used for the Individual Risk book of business and is primarily due to the actual paid and reported loss activity being better than what we had anticipated when estimating the initial ultimate claims and claims expense ratios and the initial loss reporting patterns

The increase in the 2003 net underwriting income of our Individual Risk segment was primarily due to the growth in net earned premiums by $213.4 million (as discussed above).

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of costs to acquire premiums and are comprised of fees and expenses paid to: 1) program managers, who source primary insurance premiums for us through specialized programs; 2) primary insurers, with whom we write quota share reinsurance; and 3) broker commissions and excise taxes paid to brokers, who source insurance for us on a risk-by-risk basis. Acquisition expenses are driven by contract terms and are generally determined based on a set percentage of premiums. Operational expenses consist of compensation and other general and administrative expenses. Our Individual Risk business operates with a limited number of employees and, accordingly, we outsource much of the administration of our Individual Risk business to program managers and third party administrators.

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

During 2005, given the magnitude of the hurricane losses of 2004 and due to delays in receiving claims data and the likelihood of receiving new or revised data from our counterparties, the estimates of hurricane losses and related recoveries are likely to change. Changes in these estimates will be recorded in the period in which they occur.

Net Investment Income

Year ended December 31,	2004	2003	2002
(in thousands)
Net investment income	$162,722	$129,542	$102,686

The increase in investment income in 2004 was largely as a result of increased income from hedge funds, private equity funds and other alternative investments, both as a result of higher returns and a higher level of investment over 2003. Net income on these investments, which includes net unrealized appreciation, was $46.9 million in 2004. During 2003, we recorded $25.9 million of net investment income from these other investments (2002 - $0.4 million loss), which were largely responsible for the increase in net investment income during 2003. These investments are carried at fair value, with interest, dividend income and realized and unrealized gains (losses) included in investment income.

Other Income and Equity in Earnings of Other Ventures

Year ended December 31,	2004	2003	2002
(in thousands)
Fee income	$6,765	$7,655	$3,882
Other items	12,138	(1,752)	6,600
Total other income	18,903	5,903	10,482
Equity in earnings of other ventures	31,081	21,167	22,339
Total	$49,984	$27,070	$32,821

Fee income was essentially flat comparing 2004 to 2003 and primarily consisted of fees related to services provided to Platinum. The increase in other items primarily reflects the recording of $27.4 million in unrealized gains on the Platinum warrant, which was recorded in the income statement at fair value commencing in the fourth quarter of 2004 as the result of the expiration of a lockup provision, in accordance with generally accepted accounting principles. This was partially offset by $12.5 million of losses recognized by the Company from short positions in credit derivatives generally used to hedge potential credit-related exposures of the Company. The increase in equity in earnings of other ventures was primarily due to $9.8 million of equity pickup from our investment in Channel Re, which incepted in 2004.

During 2003, the majority of our equity in earnings of other ventures was generated from our 50% equity ownership in Top Layer Re. The increase in fee income during 2003 was primarily due to the $4.0 million annual fee we receive related to services provided to Platinum. The reduction in other items is primarily related to the derivative income we received in 2002 related to derivative instruments under which recoveries are triggered by an industry loss index or geological or physical variables, which did not repeat in 2003.

Corporate Expenses

Year ended December 31,	2004	2003	2002
(in thousands)
Corporate expenses	$17,609	$16,043	$14,327

Corporate expenses include expenses related to legal and certain consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company. The increase in corporate expenses during 2004, primarily related to increases in fees to comply with recently adopted regulations of the SEC, including those related to complying with the Sarbanes-Oxley Act of 2002, including Section 404, and an increase in various legal expenses.

The increase in corporate expenses during 2003 primarily related to an increase in the cost for directors' and officers' insurance and increases in fees to comply with recently adopted regulations of the SEC, including those related to complying with the Sarbanes-Oxley Act of 2002.

Interest, Capital Securities and Preferred Share Dividends

Year ended December 31,	2004	2003	2002
(in thousands)
Interest — revolving credit facilities	$2,366	$2,318	$2,569
Interest — $150 million 7.0% Senior Notes	10,500	10,500	10,500
Interest — $100 million 5.875% Senior Notes	5,875	5,434	—
Interest — $103.1 million subordinated obligation to Capital Trust	7,227	—	—
Total interest expense	25,968	18,252	13,069
Dividends — $103.1 million Capital Securities	—	7,470	7,605
Dividends — $150 million 8.1% Series A Preference Shares	12,150	12,150	12,184
Dividends — $100 million 7.3% Series B Preference Shares	7,300	6,651	—
Dividends — $250 million 6.08% Series C Preference Shares	11,684	—	—
Total interest and Capital Securities and preferred share dividends	$57,102	$44,523	$32,858

Our interest payments and preferred dividends increased during 2004, primarily as a result of the issuance of $250 million 6.08% Series C Preference Shares in March 2004. Our interest payments and preferred dividends increased during 2003, primarily as a result of the issuance of $100 million 5.875% Senior Notes and the issuance of $100 million 7.3% Series B Preference Shares. This capital was raised to support the growth in our insurance and reinsurance operations.

Income Tax Expense (Benefit)

Year ended December 31,	2004	2003	2002
(in thousands)
Income tax expense (benefit)	$4,003	$(18)	$(115)

During 2004, our U.S. operations did not generate taxable income and, accordingly, we increased the valuation allowance on our deferred tax asset by $4.0 million so that our valuation allowance is now equal to our net deferred tax asset. During 2003 and 2002 we wrote a limited amount of business in our U.S. operations and therefore the related tax impact for 2003 and 2002 was minimal.

We currently plan to continue to increase the business written by our U.S. tax-paying insurance subsidiaries. If, as a result, our U.S. operations begin to generate taxable income, the appropriateness of the valuation allowance will be reassessed and, accordingly, potential profits from our U.S. operations would possibly not have a corresponding offset for tax expenses, up to the $38.2 million valuation allowance recorded at December 31, 2004.

Net Realized Gains on Investments

Year ended December 31,	2004	2003	2002
(in thousands)
Net realized gains on investments	$23,442	$80,504	$10,177

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized gains from the turnover of our investment portfolio, and as interest rates increase, we will tend to have realized losses from the turnover of our investment portfolio, although the actual amount of realized gains (losses) on sales of investments can be reduced depending on which specific securities we choose to sell.

The amount of the realized gains or realized losses that will be recorded in the future will be dependent upon the level of our investments, the changes in the interest rate environment and how quickly or slowly we choose to turn over our investment portfolio.

Cumulative Effect of a Change in Accounting Principle - Goodwill

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"). In the second quarter of 2002, the Company completed its initial impairment review in compliance with the transition provisions of FAS 142 and, as a result, the Company decided to record goodwill at zero value, the low end of an estimated range of values, and wrote off the balance of its goodwill during the second quarter of 2002, which totaled $9.2 million. In accordance with the provisions of FAS 142, this is required to be recorded as a cumulative effect of a change in accounting principle in the consolidated statement of income and is required to be recorded retroactive to January 1, 2002.

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and capital securities, and to make dividend payments to our preference and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At December 31, 2004, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2.3 billion, and the amount of capital and surplus required to be maintained was $520.6 million. During 2004, Renaissance Reinsurance, DaVinci and Glencoe declared aggregate cash dividends of $234.4 million, $3.2 million and $55.0 million, respectively, compared with $322.3 million, $81.6 million and $18.0, respectively, in 2003.

Our U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. This is determined using risk based capital tests, which determines the threshold that constitutes the authorized control level. If Stonington's statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2004, the statutory capital and surplus of Stonington was $57.5 million. Because of the accumulated deficit in earned surplus from prior operations, Stonington currently cannot pay an ordinary dividend.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us.

Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500 million revolving credit facility to meet additional liquidity and capital requirements, if necessary.

Cash Flows

Cash flows from operating activities for 2004 were $518.1 million, which principally consisted of net income of $164.2 million (prior to dividends on preference shares), plus $412.9 million for increases to net reserves for claims and claim expenses. The 2004 cash flows from operations were primarily used to increase the investment portfolio, including fixed income securities, other investments and investments in other ventures.

We have generated cash flows from operations in 2004, 2003 and 2002 significantly in excess of our operating commitments. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Reserves for Claims and Claim Expenses

Our gross case reserves and IBNR by line of business at December 31, 2004 and 2003 are as follows:

At December 31, 2004	Case Reserves (1)	IBNR	Total
(in thousands)
Property catastrophe reinsurance	$263,541	$330,744	$594,285
Specialty reinsurance	107,090	419,917	527,007
Total Reinsurance	370,631	750,661	1,121,292
Individual Risk	138,285	199,821	338,106
Total	$508,916	$950,482	$1,459,398
At December 31, 2003
Property catastrophe reinsurance	$196,477	$238,021	$434,498
Specialty reinsurance	88,899	256,630	345,529
Total Reinsurance	285,376	494,651	780,027
Individual Risk	95,930	101,935	197,865
Total	$381,306	$596,586	$977,892

(1)	Case reserves include our estimate of case reserves for insurance policies, case reserves reported by our counterparties for reinsurance contracts, and additional case reserves for reinsurance contracts, which represent additional case reserves established by management.

Of the total case reserve amounts above, the amount reported by ceding insurers and insureds was $326.8 million at December 31, 2004 and $244.0 million at December 31, 2003. The remaining balance represents additional case reserve estimates established by management.

At December 31, 2004, our total gross reserves for claims and claim expenses was $1,459.4 million and our estimated IBNR reserves were $950.5 million. A 5% change in such IBNR reserves would equate to a $47.5 million adjustment to net claims and claim expenses incurred, which would represent 28.9% of our 2004 net income and 1.8% of shareholders' equity at December 31, 2004.

As discussed in the Summary of Critical Accounting Policies and Estimates, the most significant accounting judgment made by management is the estimation of the claims and claim expense reserves. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves are incorrect, possibly materially.

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

During 2003 and 2004 we increased our specialty reinsurance and Individual Risk gross written premiums (see "Premiums"). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

For our Reinsurance and Individual Risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of appropriate additional case reserves and IBNR. Our case reserves, additional case reserves, and our estimates for IBNR reserves are based on 1) claims reports from insureds and program managers, 2) our underwriters' experience in setting claims reserves; 3) the use of computer models where applicable; and 4) historical industry claims experience. For some classes of business we also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. (Also see "Summary of Critical Accounting Policies and Estimates".)

Capital Resources

Our total capital resources at December 31, 2004 and 2003 were as follows:

At December 31,	2004	2003
(in thousands)
Common shareholders' equity	$2,144,042	$2,084,643
Preference shares	500,000	250,000
Total shareholders' equity	2,644,042	2,334,643
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to Capital Trust	103,093	103,093
5.875% Senior Notes	100,000	100,000
DaVinci revolving credit facility — borrowed	100,000	100,000
Revolving credit facility — unborrowed	500,000	400,000
Total capital resources	$3,597,135	$3,187,736

During 2004, our capital resources increased primarily as a result of three items: 1) our net income available to common shareholders of $133.1 million; 2) the issuance of $250.0 million of Series C preference shares; and 3) an increase in our revolving credit facility by $100.0 million.

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

In January 2003, we issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, we issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a "make-whole" premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at December 31, 2004 and 2003.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2004 and 2003, RenaissanceRe did not purchase any of the Capital Securities. RenaissanceRe has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at December 31, 2004 and 2003. The Capital Securities mature on March 1, 2027.

Effective December 31, 2003, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities – an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires consolidation of all Variable Interest Entities ("VIE") by the investor that will absorb a majority of the VIE's expected losses or residual returns. As further discussed in Note 8 to the Consolidated Financial Statements, the Capital Trust was determined to be a VIE under FIN 46 and the Company has been determined not to be the primary beneficiary of the Capital Trust. Accordingly, the Capital Trust has been deconsolidated effective December 31, 2003. As a result, the accounts of the Capital Trust, principally the Capital Securities previously classified as minority interest, are not included in our consolidated balance sheet at December 31, 2004 or 2003. Our $103.1 million subordinated obligation to the Capital Trust, previously eliminated in consolidation, is recorded on our consolidated balance sheet at December 31, 2004 and 2003 as a liability.

During May 2004, DaVinciRe amended and restated its credit agreement providing for a $100 million committed revolving credit facility and maintained as outstanding the full $100 million available under this facility. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million facility maintained by RenaissanceRe, a default by DaVinciRe in its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.32% during 2004 (2003 – 2.09%). As amended, the credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of not more than 30% and a minimum net worth of $250 million. At December 31, 2004 and 2003, DaVinciRe was in compliance with the covenants under this agreement. The amended and restated agreement extended the term of the facility to May 25, 2007.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary RIHL. Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures also have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. Between January 2004 and November 2004, this facility was increased to $1.0 billion from $385 million, and as of January 18, 2005, the facility was reduced to $850 million. In November 2004, the term of this facility was extended through April 30, 2005 and in March 2005, the reimbursement agreement was amended to conform certain default provisions of the agreement to comparable provisions in existing credit agreements of the Company and DaVinciRe. Subject to certain conditions, the size of the facility may be increased to $1.3 billion. At December 31, 2004, we had outstanding letters of credit under the facility aggregating $548.4 million.

Our subsidiary Stonington has provided a letter of credit in the amount of $68.7 million to one counterparty which is secured by cash and eligible marketable securities. Also, in connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re's capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at December 31, 2004 or 2003. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600 million.

Shareholders' Equity

During 2004, shareholders' equity increased by $309.4 million to $2.6 billion at December 31, 2004, from $2.3 billion at December 31, 2003. The significant components of the change in shareholders' equity included net income available to common shareholders of $133.1 million and the issuance of $250.0 million Series C preference shares.

In the future, we may return capital to our shareholders through share repurchases. In August 2003, the Board authorized a share repurchase program of $150 million. This authorization includes the remaining amounts available under prior authorizations. No shares were repurchased during 2004 or 2003 under this program. In the future, we may purchase shares under our current authorization, or increase the size of our repurchase program. Any such determination will be subject to market conditions and other factors.

In August 2004, the Company's shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the "Premium Option Plan") under which 6,000,000 common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan. As described in the Company's Proxy Statement relating to the required shareholder vote, filed with the SEC in July 2004, the Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum 4-year cliff vesting, and no discretionary repricing. The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of change in control. Grantees under the Premium Option Plan must satisfy performance criteria which is determined by the Company's Compensation Committee. As at December 31, 2004, 3,956,000 options were outstanding under the Premium Option Plan with an exercise price of $74.24 per share, and 1,250,000 options were outstanding with an exercise price of $98.98 per share.

Investments

At December 31, 2004, we held investments totaling $4.8 billion, compared to $4.2 billion in 2003.

The table below shows the aggregate amounts of our invested assets:

At December 31,	2004	2003
(in thousands)
Fixed maturities investments available for sale, at fair value	$3,223,292	$2,947,841
Short-term investments, at cost	608,292	660,564
Other investments, at fair value	684,590	369,242
Total managed investment portfolio	4,516,174	3,977,647
Equity investments in reinsurance company, at fair value	150,519	145,535
Investments in other ventures, under equity method	159,556	35,899
Total investments	$4,826,249	$4,159,081

The $667.2 million growth in our portfolio of invested assets for the year ended December 31, 2004 resulted primarily from net cash provided by operating activities of $518.1 million and the issuance of $250 million Series C preference shares, partially offset by dividends to common and preference shareholders of $53.8 million and $31.1 million, respectively.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity. The large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly-rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At December 31, 2004, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (2003 – AA), an average duration of 2.2 years (2003 – 2.0 years) and an average yield to maturity of 3.3% (2003 – 2.7%). As noted in our discussion of our cash flows above, our future cash flows from operations will be negatively impacted by losses we will be required to pay related to the recent third quarter hurricanes.

The equity investments in reinsurance company relate to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a ten-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. At December 31, 2004, we owned (exclusive of the warrant) 9.2% of Platinum's outstanding common shares. We have recorded our investment in Platinum at fair value, and at December 31, 2004 the aggregate fair value was $150.5 million (2003 - $145.5 million). The fair value of the common shares is based on the market price of Platinum's shares as of the balance sheet date. The fair value of the warrant is estimated by the Company using the Black-Scholes option pricing model. The aggregate unrealized gain on the Platinum common shares of $38.9 million (2003 - $34.6 million) is included in accumulated other comprehensive income. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FAS 133 and therefore changes in the fair value of the warrant were recorded prospectively in other income from November, 2004. At December 31, 2004, $27.4 million was recorded in other income representing the unrealized gain on the warrant. This includes a $23.8 million one-time reclassification from other comprehensive income to other income which occurred during the fourth quarter of 2004 with the $3.6 million remainder being the increase in fair value from November 2004. At December 31, 2003, the aggregate unrealized gain on the Platinum warrant was $26.7 million which was included in other comprehensive income.

At December 31, 2004, $265.3 million (2003 - $182.4 million) of cash and cash equivalents and investments were invested in currencies other than the U.S. dollar, which represented 5.4% (2003 – 4.3%) of our cash and cash equivalents and invested assets.

A portion of our investment assets is directly held by our subsidiary RIHL, a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities for RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. We believe that RIHL permits us to consolidate and substantially facilitate our investment management operations. RenaissanceRe and each of our participating operating subsidiaries and affiliates have transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable by the subscribing companies for cash or in marketable securities. Over time, the subsidiaries and joint ventures which participate in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change. RIHL is currently rated AAAf/S2 by S&P.

Other Investments

The table below shows our portfolio of other investments:

At December 31,	2004	2003
(in thousands)
Type of investment
Hedge funds	$293,462	$170,116
Senior secured bank loan fund	116,560	77,249
European high yield credit fund	87,689	38,333
Private equity partnerships	82,381	24,169
Medium term note representing an interest in a pool of
European fixed income securities	50,000	30,000
Non-US convertible fund	28,214	—
Miscellaneous other investments	26,284	29,375
Total other investments	$684,590	$369,242

Fair values of certain of the other investments noted above are generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company's ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $46.9 million (2003 – $25.9 million) of which $24.4 million (2003 – $21.2 million) was related to net unrealized gains.

The hedge funds are engaged in various investment strategies, including event driven, diversified arbitrage, distressed, US long/short, global long/short and sector long/short with original capital contributed by us, generally in the range of $5 million to $15 million per fund, although we have committed to invest up to $60 million in one hedge fund. The loan fund primarily invests in senior secured floating rate loans. The European high yield credit fund is denominated in Euros and primarily invests in unlisted and listed fixed and floating rate debt securities issued by entities that are domiciled in or have a substantial portion of their total assets or operations in a European country. The private equity partnerships are primarily engaged in U.S. private equity, real estate, distressed securities and secondary investment strategies with initial capital commitments ranging from $1.5 million to $15 million, although we have committed to invest up to $30 million in one partnership. The medium term note was issued by an investment company which invests predominantly in investment-grade European fixed income securities and passes through a variable U.S. dollar return on the note based on the performance of the underlying securities. The non-U.S. convertible fund is denominated in Euros and primarily invests in unlisted and listed non-U.S. convertible securities.

Included in miscellaneous other investments are catastrophe bonds, that generally include variable rate notes where the return is contingent upon climatical or geological events.

We have committed capital to private equity partnerships of $260.2 million, of which $83.2 million has been contributed at December 31, 2004.

Non-Indemnity Index Transactions

We have assumed risk through securities and derivative instruments under which losses could be triggered by an industry loss index or geological or physical variables. During 2004, 2003 and 2002 we recorded income (loss) on non-indemnity catastrophe index transactions of ($0.1) million, $0.8 million and $7.2 million. We report income (loss) from these transactions in other income.

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

Off Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2004, we have not entered into any off-balance sheet arrangements, as defined by ITEM 303 (a)(4) of Regulation S-K.

New Accounting Pronouncements

On December 16, 2004, the FASB issued revised FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") and supersedes APB opinion No.25 "Accounting for Stock Issued to Employees". The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Because FAS 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because we adopted FAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under FAS 123 will be recognized under FAS 123(R). We estimate that the additional compensation expense related to unvested grants that were issued prior to January 1, 2003 will not be material upon adoption of FAS 123(R). Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the transitional disclosure provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("FAS 148"). In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company's net income and earnings per share for all reported periods had the compensation cost been calculated based upon the fair value method recommended in FAS 123:

Year ended December 31,	2004	2003	2002
(in thousands except per share data)		(Restated)	(Restated)
Net income available to common shareholders, as reported	$133,108	$605,992	$342,879
add: stock-based employee compensation cost included in determination of net income	16,982	13,892	8,243
less: fair value compensation cost under FAS 123	(19,533)	(19,151)	(22,307)
Pro forma net income available to common shareholders	$130,557	$600,733	$328,815
Earnings per share
Basic — as reported	$1.90	$8.78	$5.08
Basic — pro forma	$1.87	$8.70	$4.87

Diluted — as reported	$1.85	$8.53	$4.88
Diluted — pro forma	$1.82	$8.46	$4.68

Current Outlook

We currently anticipate the following developments in our business:

Reinsurance segment

Since 2001, there has been an increase in the number of traditional reinsurance companies dedicating capital to the property catastrophe reinsurance market. This increase, combined with more recent capital additions from newer, non-traditional market participants, has resulted in an excess of supply over demand in certain sectors of the market and, correspondingly, has caused deterioration in pricing and in terms and conditions. Therefore, we expect that a growing number of transactions will not meet our hurdle rates and we estimate that our property catastrophe reinsurance premium will decline during 2005. We also note that during 2004, we recorded $30.1 million of reinstatement premiums and $27.4 million of premiums on back-up covers related to the third quarter Florida hurricanes. If there is an absence of similar catastrophic events during 2005, we anticipate that such premiums will not recur and, therefore, the decline in property catastrophe reinsurance premiums in 2005 will be more pronounced.

We are currently seeing some softening in the specialty reinsurance market; however, due to the strength of our organization and our relationships with both our brokers and our customers, we believe there are still adequate opportunities for us to grow this line of business modestly during 2005. Our premiums from this line of business are attributable to a relatively small number of large deals and the amount of the premiums can fluctuate significantly between quarters and between years depending upon the number of, and nature of, the transactions that we complete.

Individual Risk segment

During 2005, we expect to see continued softening in the commercial property markets. We also expect additional program manager relationships to come on line during 2005. Based upon this, we expect our premiums from our Individual Risk segment to grow significantly in 2005.

New Business

We believe that the current market environment may create more opportunities for the creation of joint ventures and strategic investments. We have established RenaissanceRe Ventures Ltd. to facilitate strategic investments. In evaluating joint ventures and strategic investments, we may consider opportunities in other areas of the insurance and reinsurance markets, or in other financial markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

Contractual Obligations

At December 31,	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long-term debt obligations (1)
7.0% Senior Notes	$187,167	$10,500	$21,000	$155,667	$—
5.875% Senior Notes	147,740	5,875	11,750	11,750	118,365
Capital Securities	289,260	8,540	17,080	17,080	246,560
DaVinciRe revolving credit facility (2)	105,562	2,320	103,242	—	—
Private equity commitments	204,887	204,887	—	—	—
Operating lease obligations	53,696	3,545	7,284	7,388	35,479
Obligations under derivative contracts	21,496	4,848	9,695	6,953	—
Reserve for claims and claim expenses (3)	1,459,399	511,475	476,800	171,546	299,578
Total Contractual Obligations	$2,469,207	$751,990	$646,851	$370,384	$699,982

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2005 and 2006 based upon the current interest rate on the facility.

(3)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have utilized the work of an outside consulting actuarial firm.

This firm has based their estimate of future claim payments upon benchmark payment patterns constructed internally by their firm, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. It is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

In certain circumstances many of our contractual obligations may be accelerated to dates other than those reflected in the table, due to defaults under the agreements governing those obligations (including pursuant to cross-default provisions in such agreements) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; equity price risk; and credit risk. The Company's investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes.

Interest Rate Risk

Our investment portfolio includes fixed maturity investments available for sale and short-term investments, whose market values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our interest rate risk by monitoring the duration and structure of our investment portfolio.

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of 2.2%, which equated to a decrease in market value of approximately $84.3 million on a portfolio valued at $3,831.6 million at December 31, 2004. At December 31, 2003, the decrease in market value would have been 2.0%, which equated to a decrease in market value of approximately $72.2 million on a portfolio valued at $3,608.4 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements.

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. As of December 31, 2004, the Company had notional exposure of $30.0 million (2003 - $nil) related to foreign currency forward and option contracts purchased.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar bonds and Euro denominated fixed income funds. As of December 31, 2004, our combined investment in these bonds and funds was $236.6 million. To hedge our exposure to currency fluctuations from these funds, we have entered into foreign currency forward and option contracts with notional exposure of $191.9 million. In the future, we may choose to increase our exposure to non-dollar investments. Foreign exchange gains or losses arising from certain non-U.S. dollar investments are recorded in other comprehensive income or realized gains (losses); the foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar assets are recorded through foreign exchange gains (losses) in our statements of income.

Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. The fair value of these contracts as of December 31, 2004 was a loss of $14.7 million (2003 - $nil). All changes in exchange rates are recognized currently in our statements of income.

Equity Risk

We are exposed to equity price risk principally due to our investment in the common shares and warrant to purchase additional common shares of Platinum (see Summary of Results of Operations for 2004, 2003 and 2002 - Other Investments), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum's common stock. The aggregate fair value of this investment in Platinum was $150.5 million at December 31, 2004 compared to $145.5 million at December 31, 2003. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $12.3 million decline in the fair value of the stock and a $6.2 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the stock would be recorded in net unrealized gains (losses) on securities and included in other comprehensive income in shareholders' equity. The decline in the fair value of the warrant would be recorded in other income. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity partnerships whose exit strategies often depend on the equity markets. Such investments totaled $375.8 million at December 31, 2004 (2003 - $194.3 million).

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, and to a lesser extent, reinsurance premiums receivable and ceded reinsurance balances. At December 31, 2004 and 2003, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit default swaps to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At December 31, 2004, the maximum payments we were obligated to make under credit default swaps was $21.5 million (2003 - $7.1 million). We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet, at December 31, 2004 was a liability of $12.6 million (2003 - $3.5 million). During 2004, we recorded losses of $12.5 million (2003 - $4.2 million) in our consolidated statement of income, including the $12.6 million liability on the balance sheet at December 31, 2004 (2003 - $3.5 million). The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15(a) of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls:    We have designed various disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act), to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this annual report, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on financial statements.

Limitations on the effectiveness of controls:    Our Board of Directors and management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Further, we believe that the design of prudent controls must reflect appropriate resource constraints, such that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls, there can be no absolute assurance that all control issues and instances of fraud, if any, applicable to us have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some individuals, by collusion of more than one person, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at December 31, 2004, the Company's disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. In the course of preparing for providing certification of its compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company has made certain enhancements in its internal control over financial reporting which are not specifically identified in this report in reliance upon guidance provided by the SEC. During the fourth quarter of 2004, the Company's management discovered errors in the timing of the recognition of premium on multi-year ceded reinsurance contracts. As a result of these errors, management determined that there was a significant deficiency in the Company's control environment. The Company's management has subsequently enhanced its controls over recording premium on multi-year and complex reinsurance contracts and has corrected this significant deficiency. Except for the preceding items, there has been no change in the Company's internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF RENAISSANCERE

The information required by this item is included under the caption "Directors and Executive Officers of the Company" in our Definitive Proxy Statement to be filed in respect of our 2005 Annual General Meeting of Shareholders (the "Proxy Statement") and is hereby incorporated in this Annual Report by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements, Financial Statement Schedules and Exhibits.

1.    Financial Statements

The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Report.

2.    Financial Statement Schedules

The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Report.

3.    Exhibits

3.1	Memorandum of Association.(1)

3.2	Amended and Restated Bye-Laws.(13)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.(11)

4.4	Specimen Common Share certificate.(1)

10.1	RenaissanceRe Holdings Ltd. Restricted Stock Plan.(1)

10.2	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(19)

10.3	Amended and Restated Employment Agreement, dated as of June 30, 2004, between RenaissanceRe Holdings Ltd. and John M. Lummis.(19)

10.4	Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and William I. Riker.(14)

10.5	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(14)

10.6	Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and David Eklund.(14)

10.7	Letter of Resignation of David A. Eklund, dated June 22, 2004. (19)

10.8	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank US, National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(21)

10.9	Amended and Restated Credit Agreement, dated as of May 25, 2004, among DaVinciRe Holdings Ltd., as borrower, the Lenders named therein, Citigroup Global Markets Inc., as sole lead arranger and book manager, and Citibank, N.A., as administrative agent for the Lenders.(19)

10.10	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan. (4)

10.11	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(3)

10.12	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.13	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.14	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (20)

10.15	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.

10.16	Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan to James N. Stanard. (20)

10.17	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers (excluding grants to Mr. Stanard). (20)

10.18	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(2)

10.19	Form of Grant Agreement for Directors. (24)

10.20	Board Compensation Summary.

10.21	Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.(5)

10.22	Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York, as Debenture Trustee.(5)

10.23	Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings Ltd. and The Bank of New York, as Trustee.(5)

10.24	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(16)

10.25	Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.(6)

10.26	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(10)

10.27	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(17)

10.28	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.29	First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.30	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(9)

10.31	First Amended and Restated Reimbursement Agreement, dated as of March 31, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe

Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, certain co-documentation agents and certain lender parties thereto.(18)

10.32	First Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, certain co-documentation agents and certain lender parties thereto. (22)

10.33	Notice of Reduction of the L/C Commitments, effective January 18, 2005, to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, certain co-documentation agents and certain lender parties thereto.

10.34	Second Amendment to First Amended and Restated Reimbursement Agreement, dated as of March 11, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., the banks and financial institutions parties thereto, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, and certain co-documentation agents. (24)

10.35	Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(8)

10.36	First Amendment to the Investment Agreement by and among Platinum Holdings Ltd., The St. Paul Companies, and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.37	Amended and Restated Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 18, 2004.

10.38	Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.39	Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.40	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(23)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young.

31.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

(2)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(3)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(4)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997 (SEC File Number 000-26512).

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on February 2, 2003, relating to certain events which occurred on January 30, 2003.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998 (SEC File Number 000-26512).

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998 (SEC File Number 000-26512).

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999 (SEC File Number 000-26512).

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 1, 2002.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 18, 2004.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 9, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on September 2, 2004.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 24, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003 (SEC File Number 001-14428).

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 31, 2005.

RENAISSANCERE HOLDINGS LTD.

By:	/s/ James N. Stanard
James N. Stanard Chief Executive Officer and Chairman of the Board of Directors

Signature	Title	Date
/s/ James N. Stanard	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2005
James N. Stanard
/s/ William I. Riker	President, President and Chief Executive Officer, Glencoe Group, Director	March 31, 2005
William I. Riker
/s/ John M. Lummis	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	March 31, 2005
John M. Lummis

/s/ Thomas A. Cooper	Director	March 31, 2005
Thomas A. Cooper
/s/ Edmund B. Greene	Director	March 31, 2005
Edmund B. Greene
/s/ Brian R. Hall	Director	March 31, 2005
Brian R. Hall
/s/ William F. Hecht	Director	March 31, 2005
William F. Hecht
/s/ W. James MacGinnitie	Director	March 31, 2005
W. James MacGinnitie
/s/ Scott E. Pardee	Director	March 31, 2005
Scott E. Pardee
/s/ Nicholas L. Trivisonno	Director	March 31, 2005
Nicholas L. Trivisonno

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management at RenaissanceRe Holdings Ltd. (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and to reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. There are inherent limitations to the effectiveness of any controls. Controls, no matter how well conceived and operated, can provide only reasonable assurance that their objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, the Independent Registered Public Accountants who also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears on page F-4 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RenaissanceRe Holdings Ltd.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion thereon.

As discussed in Note 3 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock compensation.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.

/s/ Ernst & Young

Hamilton, Bermuda
March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that RenaissanceRe Holdings Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RenaissanceRe Holdings Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that RenaissanceRe Holdings Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, RenaissanceRe Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of RenaissanceRe Holdings Ltd. and our report dated March 30, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Hamilton, Bermuda
March 30, 2005

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2004 and 2003
(in thousands of United States Dollars, except per share amounts)

	December 31, 2004	December 31, 2003
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,181,664 and $2,895,795 at December 31, 2004 and December 31, 2003, respectively) (Note 4)	$3,223,292	$2,947,841
Short term investments, at cost	608,292	660,564
Other investments, at fair value (Note 4)	684,590	369,242
Equity investments in reinsurance company, at fair value (Note 4) (Cost $84,199 at December 31, 2004 and 2003)	150,519	145,535
Investments in other ventures, under equity method	159,556	35,899
Total investments	4,826,249	4,159,081
Cash and cash equivalents	66,740	63,397
Premiums receivable	206,813	167,996
Ceded reinsurance balances	61,303	56,852
Losses recoverable (Note 5)	217,788	149,201
Accrued investment income	30,060	22,793
Deferred acquisition costs	70,933	75,261
Other assets	46,432	35,121
Total assets	$5,526,318	$4,729,702
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses (Note 6)	$1,459,398	$977,892
Reserve for unearned premiums	365,335	349,824
Debt (Note 7)	350,000	350,000
Subordinated obligation to capital trust (Note 8)	103,093	103,093
Reinsurance balances payable	188,564	131,629
Other liabilities	68,092	52,123
Total liabilities	2,534,482	1,964,561
Minority Interest — DaVinci (Note 9)	347,794	430,498
Shareholders' Equity (Note 10)
Preference Shares: $1.00 par value — 20,000,000 shares issued and outstanding at December 31, 2004 (2003 — 10,000,000)	500,000	250,000
Common shares and additional paid-in capital: $1.00 par value — 71,028,711 shares issued and outstanding at December 31, 2004 — (2003 — 70,398,699 shares)	328,896	314,414
Accumulated other comprehensive income	78,960	113,382
Retained earnings	1,736,186	1,656,847
Total shareholders' equity	2,644,042	2,334,643
Total liabilities, minority interest, and shareholders' equity	$5,526,318	$4,729,702

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Income
For the years ended December 31, 2004, 2003 and 2002
(in thousands of United States Dollars, except per share amounts)

	2004	2003	2002
		(Restated)	(Restated)
Revenues
Gross premiums written	$1,544,157	$1,382,209	$1,173,049
Net premiums written	$1,349,287	$1,154,776	$925,964
Increase in unearned premiums	(11,060)	(36,251)	(161,994)
Net premiums earned	1,338,227	1,118,525	763,970
Net investment income (Note 4)	162,722	129,542	102,686
Net foreign exchange gains (losses)	(6,383)	13,631	3,861
Equity in earnings of other ventures (Note 4)	31,081	21,167	22,339
Other income	18,903	5,903	10,482
Net realized gains on investments (Note 4)	23,442	80,504	10,177
Total revenues	1,567,992	1,369,272	913,515
Expenses
Net claims and claim expenses incurred (Note 6)	1,096,299	369,181	314,525
Acquisition expenses	244,930	194,140	95,644
Operational expenses	56,361	67,397	49,159
Corporate expenses	17,609	16,043	14,327
Interest expense	25,968	18,252	13,069
Total expenses	1,441,167	665,013	486,724
Income before minority interests, taxes and change in accounting principle	126,825	704,259	426,791
Minority interest — mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company (Note 8)	—	(7,470)	(7,605)
Minority interest — DaVinci (Note 9)	41,420	(72,014)	(55,051)
Income before taxes and change in accounting principle	168,245	624,775	364,135
Income tax benefit (expense) (Note 15)	(4,003)	18	115
Cumulative effect of a change in accounting principle (Note 13)	—	—	(9,187)

Net income	164,242	624,793	355,063
Dividends on preference shares (Note 10)	(31,134)	(18,801)	(12,184)
Net income available to common shareholders	$133,108	$605,992	$342,879
Net income available to common shareholders per Common Share — basic	$1.90	$8.78	$5.08
Net income available to common shareholders per Common Share — diluted	$1.85	$8.53	$4.88

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2004, 2003 and 2002
(in thousands of United States Dollars)

	2004	2003	2002
		(Restated)	(Restated)
Preference shares
Balance — January 1	$250,000	$150,000	$150,000
Issuance of shares	250,000	100,000	—
Balance — December 31	500,000	250,000	150,000
Common shares and additional paid-in capital
Balance — January 1	314,414	320,936	264,623
Exercise of options, and issuance of restricted stock awards (Note 18)	22,664	15,096	10,675
Offering expenses	(8,182)	(3,150)	(73)
Cumulative effect of change in accounting for unearned stock grant compensation (Note 18)	—	(18,468)	—
Stock dividend	—	—	45,711
Balance — December 31	328,896	314,414	320,936
Unearned stock grant compensation
Balance — January 1	—	(18,468)	(20,163)
Cumulative effect of change in accounting for unearned stock grant compensation (Note 18)	—	18,468	—
Net stock grants awarded, cancelled	—	—	(7,607)
Amortization	—	—	9,302
Balance — December 31	—	—	(18,468)
Accumulated other comprehensive income
Balance — January 1	113,382	95,234	16,295
Net unrealized gains (losses) on securities, net of adjustment (see disclosure below)	(34,422)	18,148	78,939
Balance — December 31	78,960	113,382	95,234
Retained earnings
Balance — January 1	1,656,847	1,092,988	834,859
Net income	164,242	624,793	355,063
Dividends paid on common shares	(53,769)	(42,133)	(39,039)
Dividends paid on preference shares	(31,134)	(18,801)	(12,184)
Stock dividend	—	—	(45,711)
Balance — December 31	1,736,186	1,656,847	1,092,988
Total Shareholders' Equity	$2,644,042	$2,334,643	$1,640,690
Comprehensive income
Net income	$164,242	$624,793	$355,063
Other comprehensive income (loss)	(34,422)	18,148	78,939
Comprehensive income	$129,820	$642,941	$434,002
Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during the year	$(10,980)	$98,652	$89,116
Net realized gains included in net income	(23,442)	(80,504)	(10,177)
Net unrealized gains (losses) on securities	$(34,422)	$18,148	$78,939

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002
(in thousands of United States Dollars)

	2004	2003	2002
		(Restated)	(Restated)
Cash flows provided by operating activities
Net income	$164,242	$624,793	$355,063
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	16,860	13,091	19,041
Equity in undistributed earnings of other ventures	(6,629)	1,228	(12,677)
Net unrealized losses (gains) included in net investment income	(24,568)	(21,230)	1,412
Net unrealized gains (losses) included in other income	(14,771)	(3,319)	7,108
Net realized investment gains	(23,442)	(80,504)	(10,177)
Minority interest in undistributed net income of DaVinci	(41,420)	72,014	55,051
Change in:
Premiums receivable	(38,817)	31,453	(97,247)
Ceded reinsurance balances	(4,451)	16,508	(21,780)
Deferred acquisition costs	4,328	(19,408)	(50,015)
Reserve for claims and claim expenses, net	412,919	223,429	231,236
Reserve for unearned premiums	15,511	17,839	186,124
Reinsurance balances payable	56,935	(17,885)	27,700
Other	1,416	(36,562)	87,587
Net cash provided by operating activities	518,113	821,447	778,426
Cash flows used in investing activities
Proceeds from sales of investments available for sale	17,099,111	12,507,381	5,775,865
Purchases of investments available for sale	(17,374,824)	(13,155,414)	(6,727,950)
Net sales (purchases) of short-term investments	52,272	(90,067)	166,428
Net purchases of other investments	(290,780)	(216,039)	—
Net sales (purchases) of investments in other ventures	(118,653)	(1,038)	—
Equity investments in reinsurance company	—	—	(84,199)
Acquisition of subsidiary, net of cash acquired	—	—	(23,495)
Net cash used in investing activities	(632,874)	(955,177)	(893,351)
Cash flows provided by financing activities
Issuance of preference shares, net of expenses	241,818	96,850	—
DaVinciRe Share Repurchase	(38,811)	—	—
Dividends paid — Common Shares	(53,769)	(42,133)	(39,039)
Dividends paid — Preference Shares	(31,134)	(18,801)	(12,184)
Issuance of debt, net of expenses	—	99,144	100,000
Payment of bank loan	—	(25,000)	(8,500)
Net increase in minority interests	—	—	22,000
Net cash provided by financing activities	118,104	110,060	62,277
Net increase (decrease) in cash and cash equivalents	3,343	(23,670)	(52,648)
Cash and cash equivalents, beginning of year	63,397	87,067	139,715
Cash and cash equivalents, end of year	$66,740	$63,397	$87,067

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 (amounts in tables expressed in thousands of United States dollars, except per share amounts)

NOTE 1.    ORGANIZATION

RenaissanceRe Holdings Ltd. ("RenaissanceRe", or the "Company"), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverage to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe reinsurance written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re") and DaVinci Reinsurance Ltd. ("DaVinci"). The results of DaVinci, and the results of DaVinci's parent, DaVinciRe Holdings Ltd. ("DaVinciRe"), are consolidated in the Company's financial statements (Note 9). Renaissance Underwriting Managers, Ltd., a wholly-owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company's Individual Risk operations include direct insurance written on both an admitted basis through Stonington Insurance Company ("Stonington") and on an excess and surplus lines basis through Glencoe Insurance Ltd. ("Glencoe") and Lantana Insurance Ltd. ("Lantana"), and also provide reinsurance coverage, principally on a quota share basis, which is analyzed on an individual risk basis.

NOTE 2.    RESTATEMENT OF FINANCIAL STATEMENTS

The Company's previously issued consolidated balance sheets as at December 31, 2002 and 2001 and consolidated statements of income and statements of changes in shareholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001, respectively, have been restated to correct accounting errors associated with reinsurance ceded by the Company. The aggregate net effect of these corrections is to increase 2003 net income by $1.3 million; decrease 2002 net income by $21.9 million; and to increase 2001 net income by $20.6 million. The amounts reflect: (1) the timing of the recognition of reinsurance recoverables with respect to an aggregate excess of loss reinsurance agreement and an assignment agreement entered into with Inter-Ocean Reinsurance Company, Ltd. in 2001 (with the impact of decreasing net income by $1.4 million in 2003; decreasing net income by $25.0 million in 2002; and increasing net income by $26.4 million in 2001), and (2) the timing of premium ceded on multi-year contracts (with the impact of increasing net income by $2.7 million in 2003; increasing net income by $3.1 million in 2002; and decreasing net income by $5.8 million in 2001). These restatements only affect the Reinsurance segment.

The effect of this restatement on the consolidated statements of income and consolidated statements of changes in shareholders' equity for the years ended December 31, 2003, 2002 and 2001 and on the consolidated balance sheets as at December 31, 2002 and 2001 are shown in the tables below (in thousands, except per share amounts):

Year ended December 31, 2003	Originally reported	Restatement adjustment	Restated
Net premiums written	$1,152,523	$2,253	$1,154,776
Increase in unearned premiums	(36,780)	529	(36,251)
Net premiums earned	1,115,743	2,782	1,118,525
Total revenues	1,366,490	2,782	1,369,272
Net claims and claim expenses incurred	367,744	1,437	369,181
Total expenses	663,576	1,437	665,013
Income before minority interests and taxes	702,914	1,345	704,259
Income before taxes	623,430	1,345	624,775
Net income	623,448	1,345	624,793
Net income available to common shareholders	604,647	1,345	605,992
Net income available to common shareholders per Common Share — basic	8.76	0.02	8.78
Net income available to common shareholders per Common Share — diluted	8.52	0.01	8.53
Retained earnings — balance January 1, 2003	1,094,333	(1,345)	1,092,988
Total shareholders' equity	2,334,643	—	2,334,643
Comprehensive income	641,596	1,345	642,941
Net claims and claim expense ratio — calendar year	33.0%	—	33.0%
Underwriting expense ratio	23.4%	—	23.4%
Combined ratio	56.4%	—	56.4%

Year ended December 31, 2002	Originally reported	Restatement adjustment	Restated
Net premiums written	$923,711	$2,253	$925,964
Increase in unearned premiums	(162,806)	812	(161,994)
Net premiums earned	760,905	3,065	763,970
Total revenues	910,450	3,065	913,515
Net claims and claim expenses incurred	289,525	25,000	314,525
Total expenses	461,724	25,000	486,724
Income before minority interests, taxes and change in accounting principle	448,726	(21,935)	426,791
Income before taxes and change in accounting principle	386,070	(21,935)	364,135
Net income	376,998	(21,935)	355,063
Net income available to common shareholders	364,814	(21,935)	342,879
Net income available to common shareholders per Common Share — basic	5.40	(0.32)	5.08
Net income available to common shareholders per Common Share — diluted	5.20	(0.32)	4.88
Other assets	62,829	1,437	64,266
Total assets	3,745,736	1,437	3,747,173
Reinsurance balances payable	146,732	2,782	149,514
Total liabilities	1,655,525	2,782	1,658,307
Retained earnings — balance January 1, 2002	814,269	20,590	834,859
Retained earnings — balance December 31, 2002	1,094,333	(1,345)	1,092,988
Total shareholders' equity	1,642,035	(1,345)	1,640,690
Comprehensive income	455,937	(21,935)	434,002
Net claims and claim expense ratio — calendar year	38.1%	3.1%	41.2%
Underwriting expense ratio	19.0%	—	19.0%
Combined ratio	57.1%	3.1%	60.2%

Year ended December 31, 2001	Originally reported	Restatement adjustment	Restated
Net premiums written	$339,547	$2,794	$342,341
Increase in unearned premiums	(6,482)	(1,341)	(7,823)
Net premiums earned	333,065	1,453	334,518
Total revenues	440,894	1,453	442,347
Net claims and claim expenses incurred	149,917	(20,000)	129,917
Operational expenses	38,603	863	39,466
Total expenses	252,613	(19,137)	233,476
Income before minority interests and taxes	188,281	20,590	208,871
Income before taxes	180,046	20,590	200,636
Net income	165,784	20,590	186,374
Net income available to common shareholders	164,366	20,590	184,956
Net income available to common shareholders per Common Share — basic	2.76	0.35	3.11
Net income available to common shareholders per Common Share — diluted	2.63	0.33	2.96
Other assets	57,264	26,437	83,701
Total assets	2,643,652	26,437	2,670,089
Reinsurance balances payable	115,967	5,847	121,814
Total liabilities	1,056,047	5,847	1,061,894
Retained earnings — balance December 31, 2001	814,269	20,590	834,859
Total shareholders' equity	1,225,024	20,590	1,245,614
Comprehensive income	175,248	20,590	195,838
Net claims and claim expense ratio — calendar year	45.0%	(6.2%)	38.8%
Underwriting expense ratio	25.2%	0.2%	25.4%
Combined ratio	70.2%	(6.0%)	64.2%

NOTE 3.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of RenaissanceRe and its wholly-owned and majority-owned subsidiaries and DaVinciRe, which are collectively referred to herein as the "Company." All intercompany transactions and balances have been eliminated on consolidation. Certain prior year comparatives have been reclassified to conform to current presentations. Minority interest represents the interests of external parties in respect of net income (loss) and shareholders' equity of DaVinciRe, and, for periods prior to December 31, 2003, the interests of external parties in respect of net income and shareholders' equity of RenaissanceRe Capital Trust (the "Capital Trust") (Note 8).

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The most significant accounting judgment made by management is the estimation of reserves for claims and claim expense. Other material accounting judgments made by management include the estimation of certain written premiums, losses recoverable under ceded reinsurance contracts and the fair value of other investments.

PREMIUMS AND RELATED EXPENSES

Premiums are recognized as income, net of any applicable retrocessional coverage purchased, over the terms of the related contracts and policies. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Subsequent differences arising on such estimates are recorded in the period in which they are determined. Reserve for unearned premiums represents the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Such reserves are computed by pro-rata methods based on statistical data or reports received from ceding companies. Reinstatement premiums are recorded after the occurrence of a loss and are calculated in accordance with the contract terms based upon paid losses and case reserves reported in the period. Reinstatement premiums are earned when written.

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

CLAIMS AND CLAIM EXPENSES

The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Also, during the past few years the Company has increased its specialty reinsurance and Individual Risk premiums, but does not have the benefit of a significant amount of its own historical experience in these lines of business. Accordingly, the setting and reserving for incurred losses in these lines of business could be subject to greater variability.

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

REINSURANCE

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. For multi-year retrospectively rated contracts, the Company accrues amounts (either assets or liabilities) that are due to or from assuming companies based on estimated contract experience. If the Company determines that adjustments to earlier estimates are appropriate, such adjustments are recorded in the quarter in which they are determined. The Company evaluates the financial condition of its reinsurers through internal evaluation by senior management.

INVESTMENTS, CASH AND CASH EQUIVALENTS

Investments in fixed maturities are classified as available for sale and are reported at fair value. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of other assets or other liabilities. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed using the interest method. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. The net unrealized appreciation or depreciation on these investments is included in accumulated other comprehensive income.

Realized gains or losses on the sale of investments are determined on the basis of the average cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The Company routinely assesses whether declines in fair value of its available for sale investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company's intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary decline in the fair value of the security, the cost of the security is written down to the fair value and the unrealized loss at the time the determination is charged to income.

Short term investments, which are managed as part of the Company's investment portfolio and have a maturity of one year or less when purchased, are carried at cost which approximates fair value. Cash equivalents include money market instruments with a maturity of ninety days or less when purchased.

Other investments are carried at fair value with interest and dividend income, income distributions and realized and unrealized gains and losses included in net investment income. The fair value of other investments is generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes of the other investments.

Equity investments in reinsurance company consist of publicly-traded shares of Platinum Underwriters Holdings, Ltd. ("Platinum") and a warrant to purchase additional shares of Platinum. These are reported at fair value. The net unrealized appreciation or depreciation on the publicly-traded shares is included in accumulated other comprehensive income. The net unrealized appreciation on the warrant was recorded in other comprehensive income until the fourth quarter of 2004, when a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and the changes in fair value were recorded in other income from that time.

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period. Any decline in value of investments in other ventures, under equity method considered by management to be other than temporary is charged to income in the period in which it is determined.

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

VARIABLE INTEREST ENTITIES

Effective December 31, 2003, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities – an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires consolidation of all Variable Interest Entities ("VIE") by the investor that will absorb a majority of the VIE's expected losses or residual returns. As further discussed in Note 8, the Capital Trust was determined to be a VIE under FIN 46 and has been deconsolidated effective December 31, 2003. This has resulted in reclassifying certain balances. The adoption of FIN 46 did not have a material impact on the Company's financial condition and results of operations.

STOCK INCENTIVE COMPENSATION PLANS

For the year ended December 31, 2002 and for the prior years, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock compensation. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("FAS 148"). Under the fair value recognition provisions of FAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the vesting period (see Note 18).

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)") on July 1, 2005. Because FAS 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because the Company adopted FAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under FAS 123 will be recognized under FAS 123(R). The Company estimates that the additional compensation expense related to unvested grants that were issued prior to January 1, 2003 will not be material upon adoption of FAS 123(R). Had the Company adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the transitional disclosure provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("FAS 148"). In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company's net income and earnings per share for all reported periods had the compensation cost been calculated based upon the fair value method recommended in FAS 123:

Year ended December 31,	2004	2003	2002
		(Restated)	(Restated)
Net income available to common shareholders, as reported	$133,108	$605,992	$342,879
add: stock-based employee compensation cost included in determination of net income	16,982	13,892	8,243
less: fair value compensation cost under FAS 123	(19,533)	(19,151)	(22,307)
Pro forma net income available to common shareholders	$130,557	$600,733	$328,815
Earnings per share
Basic — as reported	$1.90	$8.78	$5.08
Basic — pro forma	$1.87	$8.70	$4.87

Diluted — as reported	$1.85	$8.53	$4.88
Diluted — pro forma	$1.82	$8.46	$4.68

During 2003, as a result of the Company's adoption of FAS 123, the value of the restricted stock grants awarded are no longer reflected as unearned stock grant compensation as a separate component of shareholders' equity. Accordingly the balance of unearned stock grant compensation of $18.5 million at January 1, 2003 has been reclassified from its separate account in shareholders' equity and reflected as a reduction in additional paid-in capital.

TAXATION

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance against the deferred tax asset is provided for if and when the Company believes that a portion or all of the deferred tax asset may not be realized in the near term.

NOTE 4.    INVESTMENTS

The amortized cost, fair value and related unrealized gains and losses on fixed maturity investments are as follows:

At December 31, 2004	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasuries and agencies	$920,332	$2,355	$(3,674)	$919,013
Non-U.S. government	199,642	10,922	(580)	209,984
Corporate	1,144,773	36,072	(3,166)	1,177,679
Mortgage-backed	560,810	1,660	(920)	561,550
Asset-backed	356,107	617	(1,658)	355,066
	$3,181,664	$51,626	$(9,998)	$3,223,292

At December 31, 2003	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasuries and agencies	$797,229	$2,385	$(303)	$799,311
Non-U.S. government	281,231	9,726	(600)	290,357
Corporate	810,078	39,027	(2,729)	846,376
Mortgage-backed	213,491	2,350	(478)	215,363
Asset-backed	793,766	3,556	(888)	796,434
	$2,895,795	$57,044	$(4,998)	$2,947,841

The following table presents an analysis of the continuous periods during which the Company has held fixed maturity investment positions which were carried at an unrealized loss as of December 31, 2004 and 2003:

At December 31, 2004	0 - 6 Months	6 - 12 Months	> 12 Months	Total
(in thousands, except number of positions)
Fixed maturity investments:
Number of positions	384	303	137	824
Market value	$1,431,546	$276,453	$63,046	$1,771,045
Amortized cost	1,437,672	279,534	63,837	1,781,043
Gross unrealized loss	$(6,126)	$(3,081)	$(791)	$(9,998)

At December 31, 2003	0 - 6 Months	6 - 12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	355	68	7	430
Market value	$392,451	$114,003	$2,850	$509,304
Amortized cost	395,014	115,956	3,332	514,302
Gross unrealized loss	$(2,563)	$(1,953)	$(482)	$(4,998)

During the year ended December 31, 2004, the Company recorded $1.2 million (2003 — $0.2 million) in other than temporary impairment charges.

Contractual maturities of fixed maturity securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2004	Amortized cost	Fair value
Due in less than one year	$74,250	$77,746
Due after one through five years	1,490,581	1,495,073
Due after five through ten years	520,573	539,040
Due after ten years	179,343	194,817
Mortgage-backed	560,810	561,550
Asset-backed	356,107	355,066
Total	$3,181,664	$3,223,292

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,	2004	2003	2002
Fixed maturities	$109,285	$100,666	$91,784
Short term investments	11,156	8,158	11,137
Cash and cash equivalents	838	1,852	3,238
Dividends on equity investments in reinsurance company	1,267	950	—
Other investments	46,908	25,920	(383)
	169,454	137,546	105,776
Investment expenses	6,732	8,004	3,090
Net investment income	$162,722	$129,542	$102,686

The analysis of realized gains (losses) and the change in unrealized gains on investments is as follows:

Year ended December 31,	2004	2003	2002
Gross realized gains	$78,271	$114,834	$67,294
Gross realized losses	(54,829)	(34,330)	(57,117)
Net realized gains on investments	23,442	80,504	10,177
Change in unrealized gains (losses)	(34,422)	18,148	78,939
Total realized and change in unrealized gains (losses) on investments	$(10,980)	$98,652	$89,116

At December 31, 2004, $51.6 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various regulatory authorities as required by law (2003 — $37.2 million).

Other Investments

The table below shows the Company's portfolio of other investments:

At December 31,	2004	2003
Type of investment
Hedge funds	$293,462	$170,116
Senior secured bank loan fund	116,560	77,249
European high yield credit fund	87,689	38,333
Private equity partnerships	82,381	24,169
Medium term note representing an interest in a pool of European fixed income securities	50,000	30,000
Non-US convertible fund	28,214	—
Miscellaneous other investments	26,284	29,375
Total other investments	$684,590	$369,242

Many of the other investments are subject to restrictions on redemptions or sales which are determined by the governing documents and limit the Company's ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $46.9 million (2003 — $25.9 million) of which $24.4 million (2003 –$21.2 million) was related to net unrealized gains.

The Company has committed capital to private equity partnerships of $260.2 million, of which $83.2 million has been contributed at December 31, 2004.

Equity Investments in Reinsurance Company

On November 1, 2002, the Company purchased 3,960,000 common shares of Platinum in a private placement transaction and received a ten-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. The Company purchased the common shares and warrant for an aggregate price of $84.2 million. At December 31, 2004, the Company owned (exclusive of the warrant) 9.2% of Platinum's outstanding common shares. The Company records its investments in Platinum at fair value, and at December 31, 2004 the aggregate fair value was $150.5 million (2003 — $145.5 million). The fair value of the common shares is based on the market price of Platinum's shares as of the balance sheet date. The fair value of the warrant is estimated by the Company using the Black-Scholes option pricing model. The aggregate unrealized gain on the Platinum common shares of $38.9 million (2003 — $34.6 million) is included in accumulated other comprehensive income. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FAS 133 and therefore changes in the fair value of the warrant were recorded prospectively in other income from November 2004. At December 31, 2004, $27.4 million was recorded in other income representing the unrealized gain on the warrant. This includes a $23.8 million one-time reclassification from other comprehensive income to other income which occurred during the fourth quarter of 2004 with the $3.6 million remainder being the increase in fair value from November 2004. At December 31, 2003, the aggregate unrealized gain on the Platinum warrant was $26.7 million which was included in other comprehensive income.

Investments in Other Ventures, under Equity Method

Investments in other ventures, under equity method includes the Company's investment in ChannelRe Holdings Ltd. ("Channel Re") of $128.5 million (2003 — $1.0 million), which is carried using the equity method. The Company invested $118.7 million in Channel Re in 2004 (2003 — $1.0 million) and the Company's earnings from Channel Re, which are reported one quarter in arrears, totaled $9.8 million in 2004 (2003 — $nil) and are included in other income. Investments in other ventures, under equity method also includes the Company's investment in Top Layer Re of $31.1 million (2003 — $34.9 million), which is 50% owned by Renaissance Reinsurance and is carried using the equity method. The Company's earnings from Top Layer Re totaled $17.4 million for the year ended December 31, 2004 (2003 — $21.2 million) and are included in other income. In addition, in 2004 the Company invested in a joint venture focused on trading weather-sensitive commodities and securities, the earnings from which were included in other income through the end of the second quarter of 2004. As a result of the restructuring of the joint venture as at July 1, 2004, the balance of the investment was reclassified to other investments and the income from the investment was recorded in net investment income for the remainder of the year. The earnings from this investment recorded in other income totaled $3.9 million in 2004 (2003 — $nil).

NOTE 5.    CEDED REINSURANCE

The Company uses reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery from reinsurers of a portion of certain claims and claim expenses in excess of various retentions. The Company would remain liable to the extent that any reinsurance company fails to meet its obligations. The earned reinsurance premiums ceded were $190.4 million, $239.9 million and $205.2 million for 2004, 2003 and 2002, respectively.

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2004, 2003 and 2002 was as follows:

Year ended December 31,	2004	2003	2002
Premiums written
Direct	$240,385	$103,916	$81,499
Assumed	1,303,772	1,278,293	1,091,550
Ceded	(194,870)	(227,433)	(247,085)
Net	$1,349,287	$1,154,776	$925,964
Premiums earned
Direct	$154,430	$83,637	$53,898
Assumed	1,374,216	1,274,830	915,263
Ceded	(190,419)	(239,942)	(205,191)
Net	$1,338,227	$1,118,525	$763,970

Other than loss recoveries, certain of the Company's ceded reinsurance contracts also provide for recoveries of additional premiums, reinstatement premiums and lost no claims bonuses, which are incurred when losses are ceded to reinsurance contracts. Total recoveries netted against net claims and claim expenses incurred were $173.7 million, $20.2 million and $38.0 million for 2004, 2003 and 2002, respectively. At December 31, 2004, the Company had a $13.1 million valuation allowance against losses recoverable (2003 — $11.6 million).

NOTE 6.    RESERVE FOR CLAIMS AND CLAIM EXPENSES

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

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2004	2003	2002
		(Restated)	(Restated)
Net reserves as of January 1	$828,691	$605,262	$355,321
Net reserves assumed (released) in acquisition (sale) of subsidiary	—	(2,090)	33,579
Net incurred related to:
Current year	1,236,565	462,816	291,520
Prior years	(140,266)	(93,635)	23,005
Total net incurred	1,096,299	369,181	314,525
Net paid related to:
Current year	619,239	61,770	10,017
Prior years	64,141	81,892	88,146
Total net paid	683,380	143,662	98,163
Total net reserves as of December 31	1,241,610	828,691	605,262
Losses recoverable as of December 31	217,788	149,201	199,533
Total gross reserves as of December 31	$1,459,398	$977,892	$804,795

The prior year favorable reserve development in 2004 of $140.3 million included $113.9 million attributable to the Reinsurance segment and $26.4 million attributable to the Individual Risk segment. The reduction in prior years' estimated ultimate claims reserves in the Reinsurance segment was primarily due to a re-estimation of our ultimate losses associated with six large catastrophe events, which produced a reduction of approximately $31.3 million, a $23.0 million reduction in reserves from numerous smaller catastrophe events and $46.8 million in reductions from our specialty book of business. The reductions in the Company's reserves for the smaller catastrophe events, the reserves for the specialty book of business and the reserves for our Individual Risk segment were driven by the application of the Company's formulaic methodology used for these books of business and is primarily due to the actual paid and reported loss activity being better than what the Company anticipated when setting the initial IBNR reserves.

As at December 31, 2003, the prior year net favorable reserve development in 2003 of $93.6 million was primarily due to favorable reserve development of $68.7 million in the Company's Reinsurance segment and $24.9 million in the Company's Individual Risk segment. Within the Reinsurance segment the Company's property catastrophe line of business recorded $60.6 million in favorable reserve development. This was driven by reductions in the estimated losses on relatively small catastrophes due to a reduced level of payment and loss activity during the 1999 through 2002 accident years. The largest net favorable reserve development on a single event was $5.1 million which related to the reduction in the ultimate cost to settle net claims arising from the European floods of 2002. The Company's specialty line of business within the Reinsurance segment had favorable reserve development of $8.1 million in 2003 which was principally driven by reductions from the 2002 accident year. The Company's Individual Risk segment had favorable reserve development of $24.9 million in 2003 which was driven by favorable reserve development in the 2002 accident year associated with the Company's Bermuda-based property business.

Net claims and claim expenses incurred were reduced by $0.8 million during 2004 (2003 — $23.0 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was reduced by $1.1 million during 2004 (2003 — $nil) related to losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. A deposit liability of $109.3 million is included in reinsurance balances payable at December 31, 2004 (2003 — $80.0 million) and a deposit asset of $6.3 million is included in other assets at December 31, 2004 (2003 — $nil).

NOTE 7. DEBT

In January 2003, the Company issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, the Company issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a "make-whole" premium; however, the Company has no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. The Company was in compliance with the related covenants at December 31, 2004 and 2003. At December 31, 2004, the fair value of the 5.875% Senior Notes was $104.7 million (2003 - $103.1 million) and the fair value of the 7.0% Senior Notes was $163.7 million (2003 - $167.7 million).

During May 2004, DaVinciRe amended and restated its credit agreement providing for a $100 million committed revolving credit facility and maintained as outstanding the full $100 million available under this facility. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against the Company or its subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million facility maintained by RenaissanceRe, a default by DaVinciRe in its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 2.32% during 2004 (2003 - 2.09%). As amended, the credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of not more than 30% and a minimum net worth of $250 million. At December 31, 2004 and 2003, DaVinciRe was in compliance with the covenants under this agreement. The amended and restated agreement extended the term of the facility to May 25, 2007.

During August 2004, the Company amended and restated its committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at December 31, 2004 or 2003. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. The Company has the right, subject to certain conditions, to increase the size of this facility to $600 million.

Cash interest paid on the above debt totaled $26.0 million, $15.9 million and $11.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense in 2004 includes interest on the subordinated obligation to the Capital Trust which was previously reflected as minority interest (see Note 8).

NOTE 8. SUBORDINATED OBLIGATION TO CAPITAL TRUST (CAPITAL SECURITIES)

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

During 2004 and 2003, the Company did not purchase any Capital Securities. The Company has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997.

NOTE 9. MINORITY INTEREST

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a minority economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe's outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The 74.75% portion of DaVinciRe's earnings and shareholders' equity held by third parties is recorded in the consolidated financial statements as minority interest.

NOTE 10. SHAREHOLDERS' EQUITY

The aggregate authorized capital of the Company is 325,000,000 shares consisting of 225,000,000 common shares and 100,000,000 preference shares. The Company's 225,000,000 authorized $1.00 par value common shares consist of three separate series with differing voting rights as follows:

At December 31, 2004	Remaining authorized	Outstanding

Full Voting Common Shares (includes all shares registered and available to the public)	125,626,621	69,193,611
Diluted Voting Class I Common Shares	10,224,185	1,835,100
Diluted Voting Class II Common Shares	185,532	—
	136,036,338	71,028,711

In March 2004, the Company raised $250 million through the issuance of 10,000,000 Series C preference shares at $25 per share, in February 2003, the Company raised $100 million through the issuance of 4,000,000 Series B preference shares at $25 per share, and in November 2001, the Company raised $150 million through the issuance of 6,000,000 Series A preference shares at $25 per share. The Series C, Series B and Series A preference shares may be redeemed at $25 per share at the Company's option on or after March 23, 2009, February 4, 2008 and November 19, 2006, respectively. Dividends on the Series C, Series B and Series A preference shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08%, 7.3% and 8.1%, respectively, when, if, and as declared by the Board of Directors. If the Company submits a proposal to its shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, the Company may redeem the Series C, Series B and Series A preference shares prior to March 23, 2009, February 4, 2008 and November 19, 2006, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company.

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

In August 2003, the Board authorized a share repurchase program of $150 million. This authorization includes the remaining amounts available under prior authorizations. The Company's decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. No shares were repurchased during 2004, 2003 or 2002 under this program. Common shares repurchased by the Company are normally cancelled and retired.

NOTE 11. EARNINGS PER SHARE

The Company uses FASB Statement No. 128, "Earnings per Share" to account for its weighted average shares. The numerator in both the Company's basic and diluted earnings per share calculations is identical. The following table sets forth the reconciliation of the denominator from basic to diluted weighted average shares outstanding (in thousands of per share amounts):

Year ended December 31,	2004	2003	2002
(thousands of shares)

Weighted average shares — basic	69,874	69,039	67,555
Per share equivalents of employee stock options and restricted shares	1,900	1,963	2,656
Weighted average shares — diluted	71,774	71,002	70,211

NOTE 12. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

During 2004, the Company received distributions from Top Layer Re of $21.2 million (2003 - $22.4 million), and a management fee of $2.8 million (2003 - $3.0 million). The management fee reimburses the Company for services it provides to Top Layer Re.

The Company provides Channel Re with various administrative services. The Company was reimbursed $0.2 million for these services in 2004.

During the years ended December 31, 2004, 2003 and 2002, the Company received 82.2%, 80.4% and 71.1%, respectively, of its reinsurance premium assumed from four reinsurance brokers. Subsidiaries and affiliates of Marsh Inc., the Benfield Group Limited, the Willis Group and AON Corporation accounted for approximately 27.2%, 25.1%, 17.2% and 12.7%, respectively, of the Reinsurance segment's gross premiums written in 2004.

NOTE 13. GOODWILL

In connection with the Company's adoption of FASB Statement No. 142, "Goodwill and Other Intangibles" ("FAS 142"), the Company wrote-off the balance of its goodwill during the second quarter of 2002, which totaled $9.2 million. As required by FAS 142, this charge has been reflected in the consolidated statements of income as a cumulative effect of a change in accounting principle.

NOTE 14. DIVIDENDS

Dividends declared and paid on Common Shares amounted to $0.76, $0.60 and $0.57 per common share for the years ended December 31, 2004, 2003, and 2002, respectively.

During the second quarter of 2002, RenaissanceRe effected a three-for-one stock split through a stock dividend of two additional common shares for each common share owned. All of the common share and per common share information provided in these financial statements is presented as if the stock dividend had occurred for all periods.

The total amount of dividends paid to holders of the common shares during 2004, 2003 and 2002 was $53.8 million, $42.1 million and $39.0 million, respectively.

NOTE 15. TAXATION

Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. Income from the Company's U.S.-based subsidiaries is subject to taxes imposed by U.S. authorities. Renaissance Reinsurance of Europe is subject to the taxation laws of Ireland.

Income tax expense (benefit) for 2004, 2003 and 2002 is comprised as follows:

Year ended December 31, 2004	Current	Deferred	Total

U.S. federal	$—	$4,003	$4,003
U.S. state and local	—	—	—
	$—	$4,003	$4,003

Year ended December 31, 2003	Current	Deferred	Total

U.S. federal	$—	$(18)	$(18)
U.S. state and local	—	—	—
	$—	$(18)	$(18)

Year ended December 31, 2002	Current	Deferred	Total

U.S. federal	$—	$(115)	$(115)
U.S. state and local	—	—	—
	$—	$(115)	$(115)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2004	2003

Deferred tax assets
Allowance for doubtful accounts	$401	$533
Unearned premium adjustment	3,001	1,215
Claims reserves, principally due to discounting for tax	4,048	1,641
Retroactive reinsurance gain	101	1,492
Net operating loss carryforwards	30,172	24,775
Goodwill	3,172	3,542
Other	1,018	568
	41,913	33,766

Deferred tax liabilities
Deferred acquisition costs	(3,390)	—
Fixed asset depreciation	(288)	(257)
Other	—	(164)
	(3,678)	(421)

Net deferred tax asset before valuation allowance	38,235	33,345
Valuation allowance	(38,235)	(29,342)
Net deferred tax asset	$—	$4,003

The net deferred tax asset is included in other assets in the consolidated balance sheet. Net operating loss carryforwards of $88.7 million (2003 - $72.9 million) are available to offset regular taxable U.S. income during the carryforward period (through 2024).

During 2004, the Company recorded additions to the valuation allowance of $8.9 million. The Company's deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable by the Company's U.S. subsidiaries. Although the net operating losses, which gave rise to a deferred tax asset have a carryforward period through 2024, the Company's U.S. operations did not generate taxable income during the year ended December 31, 2004 or during prior years. Accordingly, under the circumstances, and until the Company's U.S. operations begin to generate significant taxable income, the Company believes that it is necessary to establish and maintain a valuation allowance against the entire balance of the net deferred tax asset.

The Company was not liable for and accordingly paid no income taxes in the years ended December 31, 2004, 2003 and 2002.

NOTE 16. GEOGRAPHIC INFORMATION

Financial information relating to gross premiums written by geographic region is as follows:

Year ended December 31,	2004	2003	2002

Property catastrophe
United States and Caribbean	$338,315	$297,954	$310,090
Europe	141,385	156,156	86,461
Worldwide	90,607	126,541	169,790
Worldwide (excluding U.S.) (1)	63,529	14,968	56,628
Australia and New Zealand	28,614	26,588	2,127
Other	20,729	21,458	18,354
Specialty reinsurance (2)	382,886	291,820	247,020
Total Reinsurance (3)	1,066,065	935,485	890,470
Individual Risk (4)	478,092	446,724	282,579
Total gross written premium	$1,544,157	$1,382,209	$1,173,049

(1)	The category Worldwide (excluding U.S.) consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty Reinsurance consists of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.

(3)	Excludes $18.8 million, $20.8 million and $22.2 million of premium assumed from the Individual Risk segment in 2004, 2003 and 2002, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

NOTE 17. SEGMENT REPORTING

The Company has two reportable segments: Reinsurance operations and Individual Risk operations. The Reinsurance segment, which includes the results of DaVinciRe, primarily provides property catastrophe reinsurance and specialty reinsurance to selected insurers and reinsurers on a worldwide basis. The Company defines the Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. The Individual Risk segment currently provides insurance written on both an admitted basis and an excess and surplus lines basis, and also provides reinsurance on a quota share basis.

Data for the years ended December 31, 2004, 2003 and 2002 is as follows:

Year ended December 31, 2004	Reinsurance	Individual Risk	Eliminations (1)	Other	Total

Gross premiums written	$1,084,896	$478,092	$(18,831)	$—	$1,544,157
Net premiums written	$930,946	$418,341		—	$1,349,287
Net premiums earned	$944,527	$393,700		—	$1,338,227
Net claims and claim expenses incurred	746,010	350,289		—	1,096,299
Acquisition expenses	117,145	127,785		—	244,930
Operational expenses	34,983	21,378		—	56,361
Underwriting income (loss)	$46,389	$(105,752)		—	(59,363)
Net investment income				162,722	162,722
Equity in earnings of unconsolidated ventures				31,081	31,081
Other income				18,903	18,903
Other items, net				(27,995)	(27,995)
Interest and preferred share dividends				(57,102)	(57,102)
Minority interest — DaVinciRe				41,420	41,420
Net realized gains on investments				23,442	23,442
Net income available to common shareholders				$192,471	$133,108

Net claims and claim expenses incurred — current accident year	$859,842	$376,723			$1,236,565
Net claims and claim expenses incurred — prior years	(113,832)	(26,434)			(140,266)
Net claims and claim expenses incurred — total	$746,010	$350,289			$1,096,299
Net claims and claim expense ratio — accident year	91.0%	95.7%			92.4%
Net claims and claim expense ratio — calendar year	79.0%	89.0%			81.9%
Underwriting expense ratio	16.1%	37.9%			22.5%
Combined ratio	95.1%	126.9%			104.4%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2003 (Restated)	Reinsurance	Individual Risk	Eliminations (1)	Other	Total

Gross premiums written	$956,257	$446,724	$(20,772)	$—	$1,382,209
Net premiums written	$792,022	$362,754		—	$1,154,776
Net premiums earned	$812,142	$306,383		—	$1,118,525
Net claims and claim expenses incurred	210,634	158,547		—	369,181
Acquisition expenses	93,227	100,913		—	194,140
Operational expenses	52,504	14,893		—	67,397
Underwriting income	$455,777	$32,030		—	487,807
Net investment income				129,542	129,542
Equity in earnings of unconsolidated ventures				21,167	21,167
Other income				5,903	5,903
Other items, net				(2,394)	(2,394)
				(44,523)	(44,523)
Minority interest — DaVinciRe				(72,014)	(72,014)
Net realized gains on investments				80,504	80,504
Net income available to common shareholders				$118,185	$605,992
Net claims and claim expenses incurred — current accident year	$279,334	$183,482			$462,816
Net claims and claim expenses incurred — prior years	(68,700)	(24,935)			(93,635)
Net claims and claim expenses incurred — total	$210,634	$158,547			$369,181
Net claims and claim expense ratio — accident year	34.4%	59.9%			41.4%
Net claims and claim expense ratio — calendar year	25.9%	51.7%			33.0%
Underwriting expense ratio	18.0%	37.8%			23.4%
Combined ratio	43.9%	89.5%			56.4%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2002 (Restated)	Reinsurance	Individual Risk	Eliminations (1)	Other	Total

Gross premiums written	$912,695	$282,579	$(22,225)	$—	$1,173,049
Net premiums written	$698,863	$227,101		—	$925,964
Net premiums earned	$670,991	$92,979		—	$763,970
Net claims and claim expenses incurred	274,316	40,209		—	314,525
Acquisition expenses	70,698	24,946		—	95,644
Operational expenses	39,264	9,895		—	49,159
Underwriting income	$286,713	$17,929		—	304,642
Net investment income				102,686	102,686
Equity in earnings of unconsolidated ventures				22,339	22,339
Other income				10,482	10,482
Other items, net				(10,351)	(10,351)
Interest, preferred share dividends, Capital Securities minority interest				(32,858)	(32,858)
Minority interest — DaVinciRe				(55,051)	(55,051)
Cumulative effect of a change in accounting principle				(9,187)	(9,187)
Net realized gains on investments				10,177	10,177
Net income available to common shareholders				$38,237	$342,879
Net claims and claim expenses incurred — current accident year	$254,387	$37,133			$291,520
Net claims and claim expenses incurred — prior years	19,929	3,076			23,005
Net claims and claim expenses incurred — total	$274,316	$40,209			$314,525
Net claims and claim expense ratio — accident year	37.9%	39.9%			38.2%
Net claims and claim expense ratio — calendar year	40.9%	43.2%			41.2%
Underwriting expense ratio	16.4%	37.5%			19.0%
Combined ratio	57.3%	80.7%			60.2%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

The Company does not manage its assets by segment and therefore total assets are not allocated to the segments.

NOTE 18. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

The fair value of option grants is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 1.56%, 1.4% and 1.4%; expected option life of six years for 2004 and five years for 2003 and 2002; expected volatility of 24%, 30% and 30%; and a risk-free interest rate of 3.5%, 1.8% and 2.7%.

The following is a table of the changes in options outstanding for 2004, 2003 and 2002, respectively:

	Awards available for grant	Weighted options outstanding	Average exercise price	Fair value of options	Range of exercise prices
Balance, December 31, 2001	2,718,687	5,276,715	$18.97
Authorized	2,550,000	—
Options granted	(2,637,929)	2,637,929	$39.30	$6.47	$29.77 - $42.74
Options forfeited	137,655	(137,655)	$18.95
Options exercised	—	(3,597,769)	$22.09
Shares turned in or withheld	2,114,379	—
Restricted stock issued	(380,233)	—
Restricted stock forfeited	68,660	—

Balance, December 31, 2002	4,571,219	4,179,220	$28.93
Authorized	—	—
Options granted	(435,762)	435,762	$45.38	$10.99	$39.16 - $48.00
Options forfeited	23,000	(23,000)	$12.40
Options exercised		(295,627)	$13.01
Shares turned in or withheld	74,344	—
Restricted stock issued	(359,727)	—
Restricted stock forfeited	571	—

Balance, December 31, 2003	3,873,645	4,296,355	$31.73
Authorized	6,000,000
Options granted
Exercise price at market price	(1,212,990)	1,212,990	$52.34	$11.95	$49.81 - $53.96
Exercise price greater than market price	(5,206,000)	5,206,000	$80.18	$4.90	$74.24 - $98.98
Options forfeited	233,991	(233,991)	$47.50
Options exercised		(987,734)	$32.41
Shares turned in or withheld	508,972
Restricted stock issued	(201,833)
Restricted stock forfeited	59,918

Balance, December 31, 2004	4,055,703	9,493,620	$60.47
Total options exercisable at December 31, 2004		2,674,636

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

In August 2004 the Company's shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the "Premium Option Plan") under which 6,000,000 common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan. As described in the Company's Proxy Statement relating to the required shareholder vote, filed with the SEC in July 2004, the Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of fair market value on the date of grant, minimum 4-year cliff vesting, and no discretionary repricing. The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of a change in control. Grantees under the Premium Option Plan must satisfy performance criteria which is determined by the Company's Compensation Committee. Other terms are substantially similar to the 2001 Plan. The assumptions used to determine the fair value of the Premium Option Plan awards in 2004 are as follows: for the options with a strike price of 150% of fair market value on the date of grant, a dividend yield of 1.58%; expected option life of six years; expected volatility of 23%; and a risk-free interest rate of 3.5%, and for the options with a strike price of 200% of fair market value on the date of grant, a dividend yield of 1.58%; expected option life of seven years; expected volatility of 24%; and a risk-free interest rate of 3.7%.

The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock. Under the plan, the total number of shares available for distribution at December 31, 2004 was 621,177 shares. At December 31, 2004, the number of options issued to directors and unexercised was 218,367. In 2004, 12,867 options to purchase common shares were granted and 22,317 restricted common shares were granted. In 2003, no options to purchase common shares were granted and 13,206 restricted common shares were granted. In 2002, 12,000 options to purchase common shares were granted and 3,132 restricted common shares were granted. The options and restricted common shares vest ratably over three years.

Restricted common shares issued to employees normally vest ratably over a four to five year period. During the restricted period, the employee receives dividends and votes the restricted common shares, but the restricted shares may not be sold, transferred or assigned. In 2004, 2003 and 2002 the Board of Directors granted 201,833, 359,727 and 380,233 restricted shares with a value of $10.4 million, $16.0 million and $14.6 million to certain employees. Prior to 2003, the value of the restricted shares awarded was recorded as unearned stock grant compensation and was presented as a separate component of shareholders' equity. During 2003 the Company adopted FAS 123, as amended by FAS 148, and in accordance with the provisions of FAS 123 the value of the restricted stock grants awarded are no longer reflected as unearned stock grant compensation as a separate component of shareholders' equity. Accordingly the balance of unearned stock grant compensation of $18.5 million at January 1, 2003 has been reclassified from its separate account in shareholders' equity and reflected as a reduction in additional paid-in capital. Under FAS 123 the Company estimates the fair value of restricted stock awards at the date of grant and amortizes this value as an expense over the vesting period. Compensation expense related to the issuance of restricted stock was $11.5 million, $13.0 million and $8.2 million in 2004, 2003 and 2002, respectively.

All of the Company's employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $1.0 million to its defined contribution pension plans in 2004, $0.7 million in 2003 and $0.5 million in 2002.

NOTE 19. STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda ("the Act"), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2004 the statutory capital and surplus of the Bermuda subsidiaries was $2.3 billion and the amount required to be maintained under Bermuda law was $520.6 million.

Under the Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and are, therefore, restricted as to the payment of dividends in the amount of 25% of the prior year's statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. During 2004, Renaissance Reinsurance declared aggregate cash dividends to the Company of $234.4 million (2003 - $322.3 million) and DaVinci declared aggregate cash dividends of $3.2 million (2003 - $81.6 million).

Under the Act, Glencoe is classified as a Class 3 insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met. During 2004, Glencoe declared aggregate cash dividends of $55.0 million (2003 - $18.0).

The Company's U.S. insurance subsidiary, Stonington, is subject to various statutory and regulatory restrictions regarding the payment of dividends. The restrictions are determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If Stonington's statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. At December 31, 2004, the statutory capital and surplus of Stonington was $57.5 million. Because of the accumulated deficit in earned surplus from prior operations, Stonington currently cannot pay an ordinary dividend without commissioner approval.

NOTE 20. COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company's investments exceeded 10% of shareholders' equity at December 31, 2004. Concentrations of credit risk with respect to reinsurance balances are limited due to their dispersion across various companies and geographies.

DERIVATIVES

The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risk or for hedging purposes. The Company's primary derivative positions include:

Credit Derivatives

From time to time the Company enters into short positions in credit derivatives. The Company accounts for these credit derivatives at fair value and records them on its consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet, at December 31, 2004 was a liability of $12.6 million (2003 - $3.5 million). During 2004, the Company recorded losses of $12.5 million (2003 - $4.2 million), which is included in other income and represents net settlements and changes in the fair value of these credit derivatives.

Foreign Currency Derivatives

The Company's foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. The Company will also use foreign currency forward contracts and other foreign exchange derivatives to decrease exposure to non-U.S. dollar investments. Its foreign currency derivative contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. The fair value of these contracts as of December 31, 2004 was a loss of $14.7 million (2003 - $nil). Changes in the fair value of the Company's foreign currency derivatives are recognized currently in our consolidated statements of income.

Derivatives Related to Physical Variables

The Company has assumed and ceded risk through securities and derivative instruments under which losses or recoveries are triggered by an industry loss index or geological or physical variables. During

2004, 2003 and 2002, the Company recognized gains (losses) on these contracts of ($0.1) million, $0.8 million and $7.2 million, respectively, which are included in other income.

OPERATING LEASES

The Company and its subsidiaries lease office space under operating leases which expire at various dates through 2022. Future minimum lease payments under existing operating leases are expected to be as follows:

Year ended December 31,	Minimum lease payments

2005	$3,545
2006	3,545
2007	3,739
2008	3,694
2009	3,694
After 2009	35,479
$53,696

LETTERS OF CREDIT

At December 31, 2004, the Company's bankers have issued letters of credit of approximately $633.1 million in favor of certain ceding companies. Also in connection with the Top Layer Re joint venture, the Company has committed $37.5 million of capital in the form of a letter of credit. The letters of credit are secured by cash and investments of similar amounts.

EMPLOYMENT AGREEMENTS

The Board of Directors has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for severance payments under certain circumstances, as well as accelerated vesting of options and restricted stock grants, upon a change in control, as defined therein and by the Company's 2001 Stock Incentive Plan and Premium Option Plan.

LITIGATION

The Company is party to various lawsuits arising in the normal course of business. The Company does not believe that any of its pending litigation will have a material impact on its consolidated financial statements.

NOTE 21. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

(amounts in tables expressed in thousands of United States dollars, except per share amounts)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
	(A)	(Restated)	(A)	(Restated)	(A)	(Restated)		(Restated)
Gross premium written	$780,288	$685,167	$326,876	$212,560	$273,218	$313,317	$163,775	$171,165
Net premiums written	$700,219	$592,623	$285,925	$160,223	$219,237	$236,570	$143,905	$165,360
Net premiums earned	$308,092	$264,097	$349,002	$276,200	$349,794	$278,018	$331,339	$300,210
Net investment income	35,050	31,434	29,833	34,109	39,487	28,280	58,352	35,719
Net foreign exchange gains (losses)	2,087	3,951	786	7,640	(1,839)	252	(7,417)	1,788
Equity in earnings of unconsolidated ventures	6,520	6,068	4,923	6,493	9,058	5,273	10,580	3,333
Other income	1,109	(563)	(689)	745	(4,855)	2,706	23,338	3,015
Net realized investment gains (losses)	32,521	21,112	(26,920)	49,660	15,023	1,172	2,818	8,560
Total revenues	385,379	326,099	356,935	374,847	406,668	315,701	419,010	352,625
Claims and claim expenses incurred	112,178	84,126	120,737	100,076	738,502	96,856	124,882	88,123
Acquisition costs	58,031	42,133	64,047	40,704	72,434	56,317	50,418	54,986
Operational expenses	12,376	14,907	16,502	16,332	10,116	17,882	17,367	18,276
Corporate expenses	4,552	3,468	4,986	4,677	4,520	4,456	3,551	3,442
Interest expense	6,271	4,499	6,334	5,335	6,683	4,318	6,680	4,100
Total expenses	193,408	149,133	212,606	167,124	832,255	179,829	202,898	168,927
Income before minority interest and taxes	191,971	176,966	144,329	207,723	(425,587)	135,872	216,112	183,698
Minority interest — Capital Securities	—	1,455	—	1,827	—	1,827	—	2,361
Minority interest — DaVinci	17,990	20,885	14,492	20,150	(89,888)	15,211	15,986	15,768
Income before taxes	173,981	154,626	129,837	185,746	(335,699)	118,834	200,126	165,569
Income tax benefit (expense)	—	55	—	—	(4,003)	(37)	—	—
Net income	173,981	154,681	129,837	185,746	(339,702)	118,797	200,126	165,569
Dividends on preference shares	5,104	4,119	8,609	4,917	8,758	4,903	8,663	4,862
Net income available to common shareholders	$168,877	$150,562	$121,228	$180,829	$(348,460)	$113,894	$191,463	$160,707

Earnings per common share — basic	$2.43	$2.20	$1.74	$2.62	$(4.97)	$1.64	$2.72	$2.32
Earnings per common share — diluted	$2.36	$2.13	$1.69	$2.54	$(4.97)	$1.60	$2.66	$2.25

Weighted average shares — basic	69,444	68,593	69,664	68,914	70,098	69,307	70,289	69,341
Weighted average shares — diluted	71,592	70,564	71,683	71,056	70,098	71,187	71,925	71,202

Claims and claim expense ratio	36.4%	31.9%	34.6%	36.2%	211.1%	34.8%	37.7%	29.4%
Underwriting expense ratio	22.9%	21.6%	23.1%	20.7%	23.6%	26.7%	20.4%	24.4%
Combined ratio	59.3%	53.5%	57.7%	56.9%	234.7%	61.5%	58.1%	53.8%

(A) During the fourth quarter of 2004 the Company discovered errors in the timing of the recognition of premium on multi-year ceded reinsurance contracts which impacted the first three quarters of 2004. These errors were not material to the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. The reversal of the error was material to the quarter ended December 31, 2004 and, therefore, the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have been adjusted from the previously reported amounts to report the premium in the correct quarters.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

Pages
Report of Independent Registered Public Accounting Firm on Schedules		S-2
I	Summary of Investments other than Investments in Related Parties	S-3
II	Condensed Financial Information of Registrant	S-4
III	Supplementary Insurance Information	S-7
IV	Reinsurance for the years ended December 31, 2004, 2003 and 2002	S-8
VI	Supplementary Information Concerning Property-Casualty Insurance Operations	S-9
Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 30, 2005; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2004. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock compensation.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.

/s/ Ernst & Young

Hamilton, Bermuda
March 30, 2005

SCHEDULE I

RENAISSANCERE HOLDINGS LTD. AND SUBISIDARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

(MILLIONS OF UNITED STATES DOLLARS)

	Year ended December 31, 2004		Amount at which shown in the Balance Sheet
	Amortized Cost	Market Value
Type of investment:
Fixed maturities
U.S. treasuries and agencies	$920.3	$919.0	$919.0
Non-U.S. government bonds	199.7	210.0	210.0
Corporate securities	1,144.8	1,177.7	1,177.7
Mortgage-backed securities	560.8	561.5	561.5
Asset-backed securities	356.1	355.1	355.1
Total fixed maturities	3,181.7	3,223.3	3,223.3
Short-term investments	608.3	608.3	608.3
Other investments	622.0	684.6	684.6
Equity investments in reinsurance company, at fair value	84.2	150.5	150.5
Investments in other ventures, under equity method	159.5	159.5	159.5
Total investments	$4,655.7	$4,826.2	$4,826.2

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2004 AND 2003
(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2004	2003
Assets:
Investments and cash
Fixed maturity investments, available for sale, at fair value	$201,640	$111,600
Short term investments, at cost	65,440	207,783
Other investments	3,093	3,093
Equity investments in reinsurance company, at fair value	150,519	145,535
Investments in other ventures, under equity method	128,484	—
Total investments	549,176	468,011
Cash and cash equivalents	6,790	6,551
Investments in subsidiaries	2,507,573	2,167,476
Accrued investment income	3,000	1,302
Other assets	17,536	20,398
Due from subsidiary	—	40,761
Total Assets	$3,084,075	$2,704,499

Liabilities and Shareholders' Equity:
Liabilities:
Notes and bank loans payable	$250,000	$250,000
Subordinated obligation to capital trust	103,093	103,093
Due to subsidiary	70,772	—
Other liabilities	16,168	16,763
Total Liabilities	440,033	369,856

Shareholders' Equity:
Preference Shares: $1.00 par value — 20,000,000 shares issued and outstanding at December 31, 2004 (2003 — 10,000,000)	500,000	250,000
Common Shares and additional paid-in capital: $1.00 par value — 71,028,711 shares issued and outstanding at December 31, 2004 — (2003 — 70,398,699 shares)	328,896	314,414
Accumulated other comprehensive income	78,960	113,382
Retained earnings	1,736,186	1,656,847
Total Shareholders' Equity	2,644,042	2,334,643

Total Liabilities and Shareholders' Equity	$3,084,075	$2,704,499

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.
INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenues
Net investment income	$16,450	$15,940	$1,736
Net foreign exchange gains	(7,344)	—	—
Other income (expense)	37,398	(327)	559
Total revenues	46,504	15,613	2,295

Expenses
Interest expense	23,559	15,934	9,694
Corporate expenses	14,574	11,730	11,742
Total expenses	38,133	27,664	21,436
Loss before equity in net income of subsidiaries & taxes	8,371	(12,051)	(19,141)
Equity in net income of subsidiaries	155,871	644,314	381,809
Net income before taxes and minority interest	164,242	632,263	362,668
Minority interest — Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company	—	(7,470)	(7,605)
Net income before taxes	164,242	624,793	355,063
Income tax expense	—	—	—
Net income	164,242	624,793	355,063
Dividends on preference shares	(31,134)	(18,801)	(12,184)
Net income available to Common Shareholders	$133,108	$605,992	$342,879

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash flows applied to operating activities:
Net income	$164,242	$624,793	$355,063
Less: equity in net income of subsidiaries	155,871	644,314	381,809
	8,371	(19,521)	(26,746)
Adjustments to reconcile net income to net cash provided by operating activities
Net unrealized (gains) losses included in other income	(27,363)	—	—
Equity in earnings of other ventures	(9,831)	—	—
Other	22,102	(13,376)	18,299
Net cash applied to operating activities	(6,721)	(32,897)	(8,447)

Cash flows provided by (applied to) investing activities:
Contributions to subsidiaries	(472,307)	(259,881)	(377,846)
Proceeds from maturities and sales of investments	1,476,786	354,953	218,949
Purchase of investments available for sale	(1,560,684)	(334,772)	(203,770)
Purchase of investments in other ventures	(119,697)	—	—
Net sales (purchases) of short-term investments	142,343	(176,516)	148,611
Equity investments in reinsurance company	—	—	(84,199)
Dividends from subsidiaries	253,306	323,010	261,159
Due to (due from) subsidiary	111,533	(9,301)	100,000
Proceeds from share repurchase by subsidiary	18,765	—	—
Net cash provided by (applied to) investing activities	(149,955)	(102,507)	62,904

Cash flows provided by (applied to) financing activities:
Issuance of Preference Shares	241,818	96,850	—
Dividends paid on Common Shares	(53,769)	(42,133)	(39,039)
Dividends paid on Preference Shares	(31,134)	(18,801)	(12,184)
Issuance of debt	—	99,144	—
Purchase of Capital Securities	—	—	(3,000)
Net cash provided by (applied to) financing activities	156,915	135,060	(54,223)

Net increase (decrease) in cash and cash equivalents	239	(344)	234
Cash and cash equivalents, beginning of year	6,551	6,895	6,661
Cash and cash equivalents, end of year	$6,790	$6,551	$6,895

SCHEDULE III

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2004			Year ended December 31, 2004
	Deferred Policy Acquisition Operating Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written
Reinsurance	$11,174	$1,121,292	$116,821	$944,527	$—	$746,010	$117,145	$34,983	$930,946
Individual Risk	59,759	338,106	248,514	393,700	—	350,289	127,785	21,378	418,341
Other	—	—	—	—	162,722	—	—	—	—
Total	$70,933	$1,459,398	$365,335	$1,338,227	$162,722	$1,096,299	$244,930	$56,361	$1,349,287

	December 31, 2003			Year ended December 31, 2003 (Restated)
	Deferred Policy Acquisition Operating Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written
Reinsurance	$10,853	$780,027	$121,526	$812,142	$—	$210,634	$93,227	$52,504	$792,022
Individual Risk	64,408	197,865	228,298	306,383	—	158,547	100,913	14,893	362,754
Other	—	—	—	—	129,542	—	—	—	—
Total	$75,261	$977,892	$349,824	$1,118,525	$129,542	$369,181	$194,140	$67,397	$1,154,776

	December 31, 2002			Year ended December 31, 2002 (Restated)
	Deferred Policy Acquisition Operating Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written
Reinsurance	$16,388	$707,036	$167,345	$670,991	$—	$274,316	$70,698	$39,264	$698,863
Individual Risk	39,465	97,759	164,640	92,979	—	40,209	24,946	9,895	227,101
Other	—	—	—	—	102,686	—	—	—	—
Total	$55,853	$804,795	$331,985	$763,970	$102,686	$314,525	$95,644	$49,159	$925,964

SCHEDULE IV

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2004
Property and liability premiums written	$240,385	$194,870	$1,303,772	$1,349,287	97%

Year ended December 31, 2003 (Restated)
Property and liability premiums written	$103,916	$227,433	$1,278,293	$1,154,776	111%

Year ended December 31, 2002 (Restated)
Property and liability premiums written	$81,499	$247,085	$1,091,550	$925,964	118%

SCHEDULE VI

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Unpaid Claims and Claim Expenses	Discount, if any, deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2004	$70,933	$1,459,398	$—	$365,335	$1,338,227	$162,722
Year ended December 31, 2003 (Restated)	$75,261	$977,892	$—	$349,824	$1,118,525	$129,542
Year ended December 31, 2002 (Restated)	$55,853	$804,795	$—	$331,985	$763,970	$102,686

	Claims and Claim Expense Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claim and Claims Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2004	$1,236,565	$(140,266)	$244,930	$683,380	$1,349,287
Year ended December 31, 2003 (Restated)	$462,816	$(93,635)	$194,140	$143,662	$1,154,776
Year ended December 31, 2002 (Restated)	$291,520	$23,005	$95,644	$98,163	$925,964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

RenaissanceRe Holdings Ltd.

Exhibits
1.	The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Report.
2.	The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Report.
3.1	Memorandum of Association.(1)
3.2	Amended and Restated Bye-Laws.(13)
3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.(11)
4.4	Specimen Common Share certificate.(1)
10.1	RenaissanceRe Holdings Ltd. Restricted Stock Plan.(1)
10.2	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(19)
10.3	Amended and Restated Employment Agreement, dated as of June 30, 2004, between RenaissanceRe Holdings Ltd. and John M. Lummis.(19)
10.4	Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and William I. Riker.(14)
10.5	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(14)
10.6	Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and David Eklund.(14)
10.7	Letter of Resignation of David A. Eklund, dated June 22, 2004.(19)
10.8	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank US, National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(21)
10.9	Amended and Restated Credit Agreement, dated as of May 25, 2004, among DaVinciRe Holdings Ltd., as borrower, the Lenders named therein, Citigroup Global Markets Inc., as sole lead arranger and book manager, and Citibank, N.A., as administrative agent for the Lenders.(19)
10.10	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.(4)
10.11	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(3)
10.12	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(21)
10.13	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(21)
10.14	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(20)
10.15	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.

Exhibits
10.16	Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan to James N. Stanard.(20)
10.17	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers (excluding grants to Mr. Stanard).(20)
10.18	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(2)
10.19	Form of Grant Agreement for Directors.(24)
10.20	Board Compensation Summary.
10.21	Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.(5)
10.22	Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York, as Debenture Trustee.(5)
10.23	Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings Ltd. and The Bank of New York, as Trustee.(5)
10.24	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(16)
10.25	Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.(6)
10.26	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(10)
10.27	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(17)
10.28	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)
10.29	First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)
10.30	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(9)
10.31	First Amended and Restated Reimbursement Agreement, dated as of March 31, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, certain co-documentation agents and certain lender parties thereto.(18)

Exhibits
10.32	First Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, certain co-documentation agents and certain lender parties thereto.(22)
10.33	Notice of Reduction of the L/C Commitments, effective January 18, 2005, to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, certain co-documentation agents and certain lender parties thereto.
10.34	Second Amendment to First Amended and Restated Reimbursement Agreement, dated as of March 11, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., the banks and financial institutions parties thereto, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, and certain co-documentation agents.(24)
10.35	Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(8)
10.36	First Amendment to the Investment Agreement by and among Platinum Holdings Ltd., The St. Paul Companies, and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)
10.37	Amended and Restated Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 18, 2004.
10.38	Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)
10.39	Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)
10.40	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(23)
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young.
31.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits
32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

(2)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(3)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(4)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997 (SEC File Number 000-26512).

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on February 2, 2003, relating to certain events which occurred on January 30, 2003.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998 (SEC File Number 000-26512).

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998 (SEC File Number 000-26512).

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999 (SEC File Number 000-26512).

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 1, 2002.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 18, 2004.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 9, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on September 2, 2004.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on November 24, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003 (SEC File Number 001-14428).

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 14, 2005.