Form 10-Q
period 2005-03-31
RENAISSANCERE HOLDINGS LTD
filed 2005-05-06
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes       No

The number of outstanding shares of RenaissanceRe Holdings Ltd.'s common shares, par value US $1.00 per share, as of March 31, 2005 was 71,172,410.

Total number of pages in this report: 38

RenaissanceRe Holdings Ltd.

INDEX TO FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements		3
	Consolidated Balance Sheets as at March 31, 2005 (Unaudited) and December 31, 2004	3
	Unaudited Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 (as restated)	4
	Unaudited Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2005 and 2004 (as restated)	5
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (as restated)	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4 —	Controls and Procedures	35
Part II — OTHER INFORMATION		36
Item 1 —	Legal Proceedings
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 —	Defaults Upon Senior Securities
Item 4—	Submission of Matters to a Vote of Security Holders
Item 5 —	Other Information
Item 6—	Exhibits
Signature — RenaissanceRe Holdings Ltd.		38

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	At
	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value (Amortized cost $3,046,366 and $3,181,664 at March 31, 2005 and December 31, 2004, respectively)	$3,049,756	$3,223,292
Short term investments, at cost	752,582	608,292
Other investments, at fair value	800,506	684,590
Total managed investment portfolio	4,602,844	4,516,174
Equity investment in reinsurance company, at fair value (Cost $84,199 at March 31, 2005 and December 31, 2004)	142,862	150,519
Investments in other ventures, under equity method	176,651	159,556
Total investments	4,922,357	4,826,249
Cash and cash equivalents	161,699	66,740
Premiums receivable	453,547	206,813
Ceded reinsurance balances	90,965	61,303
Losses recoverable	258,220	217,788
Accrued investment income	27,294	30,060
Deferred acquisition costs	104,986	70,933
Other assets	46,211	46,432
Total assets	$6,065,279	$5,526,318
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses	$1,541,997	$1,459,398
Reserve for unearned premiums	709,289	365,335
Debt	350,000	350,000
Subordinated obligation to capital trust	103,093	103,093
Reinsurance balances payable	315,935	188,564
Other liabilities	58,104	68,092
Total liabilities	3,078,418	2,534,482
Minority Interest - DaVinciRe	349,207	347,794
Shareholders' Equity
Preference shares	500,000	500,000
Common shares and additional paid-in capital	333,796	328,896
Accumulated other comprehensive income	37,678	78,960
Retained earnings	1,766,180	1,736,186
Total shareholders' equity	2,637,654	2,644,042
Total liabilities, minority interest, and shareholders' equity	$6,065,279	$5,526,318

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Income
For the three months ended March 31, 2005 and 2004
(in thousands of United States Dollars, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
		(Restated)
Revenues
Gross premiums written	$694,333	$780,288
Net premiums written	$615,793	$700,219
Increase in unearned premiums	(314,292)	(392,127)
Net premiums earned	301,501	308,092
Net investment income	51,215	35,050
Net foreign exchange gains	714	2,087
Equity in earnings of other ventures	7,567	6,520
Other (loss) income	(3,515)	1,109
Net realized (losses) gains on investments	(10,189)	32,521
Total revenues	347,293	385,379
Expenses
Net claims and claim expenses incurred	201,648	112,178
Acquisition expenses	51,508	58,031
Operational expenses	18,843	12,376
Corporate expenses	11,339	4,552
Interest expense	6,605	6,271
Total expenses	289,943	193,408
Income before minority interest and taxes	57,350	191,971
Minority interest – DaVinciRe	4,384	17,990
Net income	52,966	173,981
Dividends on preference shares	8,663	5,104
Net income available to common shareholders	$44,303	$168,877
Net income available to common shareholders per Common Share – basic	$0.63	$2.43
Net income available to common shareholders per Common Share – diluted	$0.62	$2.36

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2005 and 2004
(in thousands of United States Dollars)
(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
		(Restated)
Preference Shares
Balance – January 1	$500,000	$250,000
Issuance of Preference Shares	—	250,000
Balance – March 31	500,000	500,000
Common Stock and additional paid-in capital
Balance – January 1	328,896	314,414
Exercise of options, and issuance of restricted stock awards	4,900	1,706
Offering expenses	—	(7,741)
Balance – March 31	333,796	308,379
Accumulated other comprehensive income
Balance – January 1	78,960	113,382
Net unrealized (losses) gains on securities, net of
adjustment (see disclosure below)	(41,282)	5,224
Balance – March 31	37,678	118,606
Retained earnings
Balance – January 1	1,736,186	1,656,847
Net income	52,966	173,981
Dividends paid on Common Shares	(14,309)	(13,453)
Dividends paid on Preference Shares	(8,663)	(5,104)
Balance – March 31	1,766,180	1,812,271
Total Shareholders' Equity	$2,637,654	$2,739,256
Comprehensive income
Net income	$52,966	$173,981
Other comprehensive (loss) income	(41,282)	5,224
Comprehensive income	$11,684	$179,205
Disclosure regarding net unrealized (losses) gains
Net unrealized holding (losses) gains arising during period	$(51,471)	$37,745
Net realized losses (gains) included in net income	10,189	(32,521)
Change in net unrealized (losses) gains on securities	$(41,282)	$5,224

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004
(in thousands of United States Dollars)
(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
		(Restated)
Cash flows provided by operating activities
Net income	$52,966	$173,981
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	2,972	3,876
Net realized investment losses (gains)	10,189	(32,521)
Equity in undistributed earnings of other ventures	(7,567)	(6,520)
Net unrealized gains included in investment income	(12,135)	(6,349)
Net unrealized losses included in other income	4,134	—
Minority interest in undistributed net income of DaVinciRe	4,384	17,990
Change in:
Premiums receivable	(246,734)	(270,551)
Ceded reinsurance balances	(29,662)	(22,076)
Deferred acquisition costs	(34,053)	(46,953)
Reserve for claims and claim expenses, net	42,167	52,802
Reserve for unearned premiums	343,954	418,528
Reinsurance balances payable	127,371	(30,387)
Other	(4,810)	37,438
Net cash provided by operating activities	253,176	289,258
Cash flows used in investing activities
Proceeds from sales of investments available for sale	7,096,550	4,326,845
Purchases of investments available for sale	(6,973,724)	(4,470,706)
Net purchases of short term investments	(144,290)	(61,594)
Net purchases of other investments	(103,781)	(72,636)
Net purchases of investments in other ventures	(10,000)	(145,882)
Net cash used in investing activities	(135,245)	(423,973)
Cash flows (used in) provided by financing activities
Issuance of preference shares, net of expenses	—	242,259
DaVinciRe share repurchase	—	(61,236)
Dividends paid - common shares	(14,309)	(13,453)
Dividends paid - preference shares	(8,663)	(5,104)
Net cash (used in) provided by financing activities	(22,972)	162,466
Net increase in cash and cash equivalents	94,959	27,751
Cash and cash equivalents, beginning of period	66,740	63,397
Cash and cash equivalents, end of period	$161,699	$91,148

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

1.	The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company's consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, and estimates of written and earned premiums. This report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K. RenaissanceRe Holdings Ltd. and Subsidiaries include the following entities:

•	RenaissanceRe Holdings Ltd. ("RenaissanceRe" or the "Company"), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company, through its Ventures business unit, also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re"), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. ("DaVinci"). The results of DaVinci, and the results of DaVinci's parent, DaVinciRe Holdings Ltd. ("DaVinciRe"), are consolidated in the Company's financial statements. Renaissance Underwriting Managers Ltd., a wholly-owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company's Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. ("Glencoe Group"). These operating subsidiaries principally include Stonington Insurance Company ("Stonington"), which writes business on an admitted basis, and Glencoe Insurance Ltd. ("Glencoe") and Lantana Insurance Ltd. ("Lantana"), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

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

2.	During the fourth quarter of 2004 the Company discovered errors in the timing of the recognition of premium on multi-year ceded reinsurance contracts which impacted the first three quarters of 2004. Although these errors were not material to the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the reversal of the errors was material to the quarter ended December 31, 2004 and, therefore, the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, have also been adjusted from the previously reported amounts to report the premium in the correct quarters, as disclosed in Note 21, Quarterly Financial Results (Unaudited), to the consolidated financial statements in the Company's 2004 Annual Report filed on Form 10-K. Certain amounts in this Form 10-Q have been restated to reflect the changes from the amounts reported in the Company's March 31, 2004 Form 10-Q.

3.	The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions. The Company would remain liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $48.9 million and $56.5 million for the three month periods ended March 31, 2005 and 2004, respectively. In addition to loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total recoveries netted against claims and claim expenses incurred for the three months ended March 31, 2005 were $38.6 million compared to $3.9 million for the three months ended March 31, 2004.

4.	Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per share:

Quarters ended March 31,	2005	2004
(in thousands of U.S. dollars except share and per share data)		(Restated)
Numerator:
Net income available to common shareholders	$44,303	$168,877
Denominator:
Denominator for basic earnings per common share –
Weighted average common shares	70,358,129	69,443,931
Per common share equivalents of employee stock options and restricted shares	1,592,559	2,147,954
Denominator for diluted earnings per common share –
Adjusted weighted average common shares and assumed conversions	71,950,688	71,591,885
Basic earnings per common share	$0.63	$2.43
Diluted earnings per common share	$0.62	$2.36

5.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.20 per share to shareholders of record on March 15, 2005.

The Board of Directors has authorized a share repurchase program of $150 million. RenaissanceRe's decision to repurchase common shares will depend on, among other matters, the market price of the common shares and capital requirements of RenaissanceRe. See "Part II – Other Information – Item 2."

6.	Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("FAS 148"). Under the fair value recognition provisions of FAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the service period.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)") on January 1, 2006. Because FAS 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because the Company adopted FAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under FAS 123 will be recognized under FAS 123(R). The Company estimates that the additional compensation expense related to unvested grants that were issued prior to January 1, 2003 will not be material upon adoption of FAS 123(R). Had the Company adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the transitional disclosure provisions of FAS 148. In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company's net income and earnings per share for all reported periods had the compensation cost been calculated based upon the fair value method recommended in FAS 123:

Quarters ended March 31,	2005	2004
(in thousands of U.S. dollars, except per share data)		(Restated)
Net income available to common shareholders, as reported	$44,303	$168,877
Add: stock based employee compensation cost
included in determination of net income	5,070	3,306
Deduct: fair value compensation cost under FAS 123	(5,498)	(4,339)
Pro-forma net income	$43,875	$167,844
Earnings per share
Basic - as reported	$0.63	$2.43
Basic - pro-forma	$0.62	$2.42
Diluted - as reported	$0.62	$2.36
Diluted - pro-forma	$0.61	$2.34

7.	We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our property catastrophe reinsurance and specialty reinsurance business units and through joint ventures and other activities managed by Ventures. Only Ventures' business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results. The results of Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

Our Individual Risk segment provides primary insurance and quota share reinsurance. The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the individual segments.

A summary of the significant components of our revenues and expenses is as follows:

Quarter ended March 31, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars)
Gross premiums written (1)	$585,284	$109,049	$—	$694,333
Net premiums written	$528,133	$87,660	—	$615,793
Net premiums earned	$200,370	$101,131	—	$301,501
Net claims and claim expenses incurred	141,944	59,704	—	201,648
Acquisition expenses	20,538	30,970	—	51,508
Operational expenses	14,227	4,616	—	18,843
Underwriting income	$23,661	$5,841	—	29,502
Net investment income			51,215	51,215
Equity in earnings of other ventures			7,567	7,567
Other loss			(3,515)	(3,515)
Interest and preference share dividends			(15,268)	(15,268)
Minority interest – DaVinciRe			(4,384)	(4,384)
Other items, net			(10,625)	(10,625)
Net realized losses on investments			(10,189)	(10,189)
Net income available to common shareholders			$14,801	$44,303
Net claims and claim expenses incurred – current accident year	$160,036	$59,202		$219,238
Net claims and claim expenses incurred – prior years	(18,092)	502		(17,590)
Net claims and claim expenses incurred – total	$141,944	$59,704		$201,648
Net claims and claim expense ratio – accident year	79.9%	58.5%		72.7%
Net claims and claim expense ratio – calendar year	70.8%	59.0%		66.9%
Underwriting expense ratio	17.4%	35.2%		23.3%
Combined ratio	88.2%	94.2%		90.2%

(1)	Reinsurance segment gross premiums written excludes $11.5 million of premiums assumed from the Individual Risk segment.

Quarter ended March 31, 2004 (Restated)	Reinsurance	Individual Risk	Other	Total
(in thousands)
Gross premiums written	$660,350	$119,938	$—	$780,288
Net premiums written	$590,436	$109,783	—	$700,219
Net premiums earned	$207,316	$100,776	—	$308,092
Net claims and claim expenses incurred	58,539	53,639	—	112,178
Acquisition expenses	23,811	34,220	—	58,031
Operational expenses	6,126	6,250	—	12,376
Underwriting income	$118,840	$6,667	—	125,507
Net investment income			35,050	35,050
Equity in earnings of other ventures			6,520	6,520
Other income			1,109	1,109
Interest and preference share dividends			(11,375)	(11,375)
Minority interest – DaVinciRe			(17,990)	(17,990)
Other items, net			(2,465)	(2,465)
Net realized gains on investments			32,521	32,521
Net income available to common shareholders			$43,370	$168,877
Net claims and claim expenses incurred – current accident year	$75,410	$58,457		$133,867
Net claims and claim expenses incurred – prior years	(16,871)	(4,818)		(21,689)
Net claims and claim expenses incurred – total	$58,539	$53,639		$112,178
Net claims and claim expense ratio – accident year	36.4%	58.0%		43.5%
Net claims and claim expense ratio – calendar year	28.2%	53.2%		36.4%
Underwriting expense ratio	14.4%	40.2%		22.9%
Combined ratio	42.6%	93.4%		59.3%

8.	In the first quarter of 2005, the Company made a $10.0 million equity investment in Tower Hill Capital Holdings Inc. ("Tower Hill"), which is accounted for under the equity method, and a $5.0 million loan to Tower Hill Insurance Group ("Tower Hill Insurance"), a managing general agency under common ultimate ownership with Tower Hill. The Company has entered into reinsurance agreements with certain subsidiaries of Tower Hill and has also entered into reinsurance agreements with respect to business produced by Tower Hill Insurance. During the first quarter of 2005 and 2004, gross written premiums from Tower Hill, Tower Hill Insurance and their affiliates totaled $40.9 million and $21.3 million, respectively, and commissions incurred were $8.8 million and $7.0 million, respectively. The Company had a net outstanding receivable balance from Tower Hill and Tower Hill Insurance of $24.8 million as of March 31, 2005.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2005 and 2004 and financial condition as of March 31, 2005. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We also caution readers regarding certain forward-looking statements made in this 10-Q and direct readers to the Safe Harbor Disclosure included in this filing.

GENERAL

RenaissanceRe was established in 1993 to write property catastrophe reinsurance. By pioneering the use of sophisticated computer models to construct our portfolio, we have become one of the world's largest and most successful catastrophe reinsurers. Recently, we have leveraged our expertise and established additional franchises in other selected areas of insurance and reinsurance.

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operational expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which primarily include certain executive and legal expenses and the costs of operating as a public company; and 5) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.

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

2)	Specialty reinsurance written for our own account and DaVinci covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in the first quarter of 2005 includes various classes of business, such as catastrophe exposed workers' compensation, surety, terrorism and medical malpractice. We believe that we are seen as a market leader in certain of these classes of business, such as catastrophe exposed workers' compensation, surety and terrorism, and that we have a growing reputation as a "first call" market for these products.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in other market participants, such as our investments in Channel Re and Platinum, and other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is written by the Glencoe Group through its operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington, which writes on an admitted basis. As noted above, we rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Group Services Inc., which conducts initial due diligence as well as ongoing monitoring.

New Business

In addition to our existing reinsurance and insurance businesses, from time to time, we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. This potential diversification includes opportunities to write targeted classes of non-catastrophe business, both directly for our own account and through possible new joint venture opportunities.

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

For our property catastrophe reinsurance business, which is characterized by loss events of low frequency and high severity, reporting of claims in general tends to be prompt (as compared to reporting of claims for "long-tail" products, which tends to be slower). However, the timing of claims reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes or earthquakes); the geographic area involved; and the quality of each customer's claims management and reserving practices. Management's judgments regarding these factors are reflected in management's reserve estimates. Because the events from which claims arise under policies written by our property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, we are often able to use independent reports of such events to augment our loss reserve estimation process. However, based upon the amount and timing of the reported claims from any one or more catastrophic events, such reserve estimates may change significantly from one quarter to another. Once we receive a notice of loss under a catastrophe reinsurance contract, we are generally able to process such claims promptly.

For our property catastrophe reinsurance operations, we initially set our claims reserves based on case reserves reported by insureds and ceding companies. We then add to these case reserves our estimates for additional case reserves, and an estimate for IBNR. In addition to the loss information and estimates communicated by cedants, we also use industry information which we gather and retain in our REMS© modeling system. When property catastrophe losses do occur, the information stored in our REMS© modeling system enables us to analyze each of our policies against such loss and compare our estimate of the loss with those reported by our policyholders. The REMS© modeling system also allows us to compare and analyze individual losses reported by policyholders affected by the same loss event. Although the REMS© modeling system assists with the analysis of the underlying loss, and provides us with the information and ability to perform increased analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims and the unique characteristics of each loss. During 2003, with the accumulation of 10 years of historical information on our claims and claim expenses, we adopted a new system to reassess our property catastrophe reserves on our older accident years.

Since 2003 our Individual Risk segment has been issuing insurance policies for certain commercial liability coverages, including general, automobile and professional liability risks. The claim reporting and claim development periods of these risks are generally expected to be longer than the reporting and development periods for our property risks, and accordingly there is normally greater uncertainty in the estimation of the reserves associated with these policies.

The loss estimation for the coverages we offer through our specialty reinsurance and Individual Risk operations is different than that for property catastrophe oriented coverages and these coverages are potentially subject to greater uncertainties, relating to factors such as long-term inflation and changes in the social and legal environment. Moreover, in reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines. We estimate our IBNR for these coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique. The utilization of the Bornhuetter-Ferguson technique requires us to estimate an ultimate claims and claim expense ratio and select an estimated loss reporting pattern. We select our estimates of the ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the terms of the coverages we offer. The estimated claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. For the Company's specialty and Individual Risk lines we also considered estimating reserves utilizing paid and incurred development methods. We elected to use the Bornhuetter-Ferguson technique because this method allows for weight to be applied to expected results, and hence is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of paid and/or reported loss data.

The Company's reserving methodology for each line of business, as discussed above, uses a loss reserving model that calculates a point estimate for the Company's ultimate losses as opposed to a methodology that develops a range of estimates. The Company then uses this point estimate, along with paid and incurred data, to record its estimate of IBNR. The Company does not use sensitivity analysis in calculating reserves and therefore does not make any specific quantitative assumptions in connection with such an analysis. See "Reserves for Claims and Claim Expenses" for a breakdown of our case reserves and IBNR by line of business.

Because any reserve estimate is simply an insurer's estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. During the remainder of 2005, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reductions to our older accident year reserves.

All of our estimates are reviewed annually with an independent actuarial firm. We also review certain assumptions and methodologies on a quarterly basis. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified.

Adjustments to our prior year estimated claims reserves will impact our current year net income by increasing our net income if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income if the prior year estimated claims reserves prove to be insufficient. During the quarters ended March 31, 2005 and 2004, changes to prior year estimated claims reserves had the following impact: during the first quarter of 2005, prior year estimated claims reserves were reduced by $17.6 million and during the first quarter of 2004, prior year estimated claims reserves were reduced by $21.7 million; and in each quarter there was a corresponding increase to net income. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. See "Reserves for Claims and Claim Expenses."

Management has decided to review the processes and assumptions for establishing and evaluating reserves. The Company has commenced a review of its catastrophe reserves in the second quarter of 2005 and review its other lines of business later in the year. As noted above, because of the numerous factors which can affect reserves for claims and claim expenses, but which can not be determined with certainty in advance, the Company has a reserving philosophy which attempts to incorporate prudent assumptions and estimates. Further, in recent years, we have experienced favorable reserve development on prior years' reserves. Accordingly, such review may result in a reduction to the Company's current loss reserves, which reduction could be material. However, because of the uncertainties related to the outcome of this review, it is not possible for the Company to reasonably estimate the amount of any potential change to its current loss reserves.

Losses Recoverable

We enter into reinsurance agreements in order to help reduce our exposure to large losses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims and claim expense reserves associated with the related assumed reinsurance. For multi-year retrospectively rated contracts, we accrue amounts (either assets or liabilities) that are due to or from assuming companies based on estimated contract experience. If we determine that adjustments to earlier estimates are appropriate, such adjustments are recorded in the period in which they are determined.

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

The amount of losses recoverable ultimately collected is also open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency, contractual dispute and various other reasons. Amounts estimated to be uncollectible are reflected in a valuation allowance that reduces losses recoverable and net income. We estimate the valuation allowance by applying specific percentages against each recovery based on the counterparty's credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge. We also apply case specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. The valuation allowance against losses recoverable was $13.6 million at March 31, 2005 (December 31, 2004 - $13.6 million).

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

Consistent with industry practice, we generally recognize premium on the date the contract is bound, even if the contract provides for an effective date prior to the date the contract is bound, thus preventing premature revenue recognition. The date the contract is bound is usually the date we are on risk for the policy and this is generally the date on which the reinsurance slip is signed. The signing of the reinsurance contract normally occurs after the date the slip is signed.

We book premiums on non-proportional contracts in accordance with the contract terms. Premiums written on losses occurring contracts are typically earned over the contract period. Premiums on risks attaching contracts are either estimated or earned as reported by the cedants, which may be over a period more than twice as long as the contract period. For multi-year policies, only the initial annual premium is included as written at policy inception. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term. Management is required to make estimates based on judgment and historical experience for periods during which information has not yet been received.

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total estimated written premiums in our Individual Risk business at March 31, 2005 and 2004 were $46.4 million and $51.9 million, respectively. Total estimated earned premiums at March 31, 2005 and 2004 were $8.9 million and $7.7 million, respectively. Total estimated incurred commissions at March 31, 2005 and 2004 were $2.0 million and $2.4 million, respectively. Management tracks the actual premium written and earned and commissions incurred and compares these to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date such subsequent adjustments have not been material.

Since premiums for our Reinsurance segment are contractually driven and the reporting lag for such premiums is minimal, estimates for premiums written for this segment are usually not significant. The minimum and deposit premiums on excess policies are usually set forth in the language of the contract and are used to record premiums on these policies. Actual premiums are determined in subsequent periods based on actual exposures and any adjustments are recorded in the period in which they are identified.

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

SUMMARY OF RESULTS OF OPERATIONS

For the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004

Summary Overview

Gross premiums written decreased by $86.0 million or 11.0% to $694.3 million in the first quarter of 2005, compared to $780.3 million in the first quarter of 2004. Premium levels decreased in both our Reinsurance and Individual Risk segments, due to price decreases in the core markets for the insurance and reinsurance products we offer, which stems from increased competition, and our related decision not to renew various contracts which did not meet our return hurdles. A portion of the decrease in our premiums also relates to the timing of large transactions in our specialty and individual risk units. Net premiums earned decreased by $6.6 million or 2.1% to $301.5 million in the first quarter of 2005, compared to $308.1 million in the first quarter of 2004 which is primarily related to the decreases in the premium levels noted above.

Net claims and claim expenses increased by $89.5 million to $201.6 million in the first quarter of 2005 compared to $112.2 million in the first quarter of 2004, due to an increase in catastrophe losses in our Reinsurance segment, including the European windstorm Erwin in January 2005, various smaller catastrophe events occurring in the quarter and losses in our specialty reinsurance unit relating to an oil refinery plant explosion. The net negative effect from the European windstorm totaled $43.1 million in the first quarter of 2005, which includes net claims and claim expenses of $60.7 million, offset by reinstatement premiums of $1.3 million and minority interest of $16.3 million.

For the first quarter of 2005, we generated a combined ratio of 90.2%, a loss ratio of 66.9% and an expense ratio of 23.3%, compared to a combined ratio, loss ratio and expense ratio of 59.3%, 36.4% and 22.9% for the first quarter of 2004, respectively, with such increases in 2005 reflecting the increased claims activity mentioned above.

Net investment income was $51.2 million in the first quarter of 2005, compared to $35.1 million for the same quarter in 2004 reflecting both an increase in interest rates and also our increased allocation to other investments, which includes hedge funds and private equity investments, which earned $18.7 million in the first quarter of 2005 compared to $10.2 million in the first quarter of 2004. Also during the first quarter of 2005 we incurred net realized losses of $10.2 million compared to net realized gains of $32.5 million during the first quarter of 2004, as a result of trading activity in a rising interest rate environment within our fixed maturity investments available for sale.

Our corporate expenses of $11.3 million incurred during the first quarter of 2005 were $6.8 million higher than the first quarter of 2004. The increase in such expenses is due principally to $7.4 million of professional fees incurred during the first quarter of 2005 related to our restatement of our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, a review of our business practices in light of the industry-wide investigations by the Office of the Attorney General of the State of New York (the "NYAG") and other government authorities, and to responding to subpoenas received from the Securities and Exchange Commission (the "SEC") and the NYAG. See "Part II - Other Information – Item 1."

Minority interest decreased by $13.6 million to $4.4 million in the first quarter of 2005, compared to $18.0 million in the first quarter of 2004, due to the higher losses within the Reinsurance segment which decreased DaVinciRe's net income and, correspondingly, the minority interest.

For the first quarter of 2005 we generated net income available to common shareholders of $44.3 million, a $124.6 million reduction from the $168.9 million earned in the first quarter of 2004, primarily due to the increase in net claims and claim expenses discussed above, as well as the decline in realized investment gains.

Comprehensive income, which includes net income and the impact of changes in the fair value of our fixed maturity investments available for sale and our investment in the common shares of Platinum (2004 also includes our investment in Platinum warrants – see "Investments"), was $11.7 million in the first quarter of 2005, a decrease of $167.5 million from the $179.2 million reported in the first quarter of 2004. In addition to the decrease in net income available to common shareholders discussed above, comprehensive income was negatively impacted by a $41.3 million loss in other comprehensive income in the first quarter of 2005, compared to $5.2 million of income in other comprehensive income in the first quarter of 2004. The decrease in other comprehensive income was a result of increasing interest rates at the short end of the yield curve which resulted in a decrease in the fair value of our fixed maturity investments available for sale. In addition, the fair value of our Platinum investment decreased in the first quarter of 2005 due to a decline in the market price of Platinum's common shares.

Underwriting Results by Segment

A discussion of our underwriting results by segment is provided below.

Reinsurance Segment

Our Reinsurance operations are comprised of three business units: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, also primarily written through Renaissance Reinsurance and DaVinci; and 3) joint ventures and other activities of Ventures.

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the three months ended March 31, 2005 and 2004:

Quarters ended March 31,	2005	2004
(in thousands of U.S. dollars)		(Restated)
Property catastrophe premiums
Renaissance	$253,019	$299,136
DaVinci	82,638	103,196
Total property catastrophe premiums	335,657	402,332
Specialty premiums
Renaissance	227,525	230,455
DaVinci	22,102	27,563
Total specialty premiums	249,627	258,018
Total Reinsurance gross premiums written	$585,284	$660,350
Net premiums written	$528,133	$590,436
Net premiums earned – property catastrophe	$98,903	$130,697
Net premiums earned – specialty	101,467	76,619
Total net premiums earned	200,370	207,316
Net claims and claim expenses incurred	141,944	58,539
Acquisition expenses	20,538	23,811
Operational expenses	14,227	6,126
Underwriting income	$23,661	$118,840
Net claims and claim expenses incurred – current accident year	$160,036	$75,410
Net claims and claim expenses incurred – prior years	(18,092)	(16,871)
Net claims and claim expenses incurred – total	$141,944	$58,539
Net claims and claim expense ratio – accident year	79.9%	36.4%
Net claims and claim expense ratio – calendar year	70.8%	28.2%
Underwriting expense ratio	17.4%	14.4%
Combined ratio	88.2%	42.6%

(1)	Reinsurance gross premiums written excludes $11.5 million of premiums assumed from the Individual Risk segment for the three months ended March 31, 2005.

Premiums

Property catastrophe – During the first quarter of 2005 our property catastrophe premiums declined by $66.7 million or 16.6%, primarily due to a declining price environment in which we accordingly chose not to renew certain policies. This declining price environment is the result of: 1) the relatively low level of catastrophe losses in recent years which impacted the pricing of our January 1, 2005 renewals; and 2) increased competition in the market. We expect that the pricing environment for the property catastrophe reinsurance market will remain under pressure for the remainder of 2005 and we expect our catastrophe premiums to decrease in 2005 when compared to 2004.

Specialty Reinsurance – During the first quarter of 2005 our specialty reinsurance premiums decreased by $8.4 million or 3.3%. Our premiums from this line of business are attributable to a relatively small number of large contracts and gross written premiums can fluctuate significantly between quarters and between years depending upon the number and nature of the transactions that we complete.

Underwriting Results

For the first quarter of 2005, our Reinsurance segment generated a loss ratio of 70.8% and an expense ratio of 17.4%, compared to 28.2% and 14.4%, respectively, during the first quarter of 2004. The increase in the loss ratio was primarily driven by an increase in net claims and claim expenses from the European windstorm in January 2005, various smaller catastrophe events occurring in the quarter and losses in our specialty reinsurance unit relating to an oil refinery plant explosion. The European windstorm generated a net negative impact of $43.1 million in the first quarter of 2005, which includes net claims and claim expenses of $60.7 million, offset by reinstatement premiums of $1.3 million and minority interest of $16.3 million.

Operating expenses increased to $14.2 million from $6.1 million as a result of a reversal of an accrual for incentive compensation expense in the first quarter of 2004 that did not recur in 2005.

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

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the three months ended March 31, 2005 and 2004:

Quarters ended March 31,	2005	2004
(in thousands of U.S. dollars)
Gross premiums written	$109,049	$119,938
Net premiums written	$87,660	$109,783
Net premiums earned	$101,131	$100,776
Net claims and claim expenses incurred	59,704	53,639
Acquisition expenses	30,970	34,220
Operational expenses	4,616	6,250
Underwriting income	$5,841	$6,667
Net claims and claim expenses incurred – current accident year	$59,202	$58,457
Net claims and claim expenses incurred – prior years	502	(4,818)
Net claims and claim expenses incurred – total	$59,704	$53,639
Net claims and claim expense ratio – accident year	58.5%	58.0%
Net claims and claim expense ratio – calendar year	59.0%	53.2%
Underwriting expense ratio	35.2%	40.2%
Combined ratio	94.2%	93.4%

Premiums

Premiums generated by our Individual Risk segment decreased by $10.9 million or 9.1% to $109.0 million in the first quarter of 2005 from $119.9 million in the first quarter of 2004. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business. The decrease in 2005 written premium was offset by the earning of premium written in 2004, giving rise to stable earned premium in the segment. Earned premium was $101.1 million for the first quarter of 2005 compared to $100.8 million for the first quarter of 2004.

Underwriting Results

For the first quarter of 2005, our Individual Risk segment generated a loss ratio of 59.0% and an expense ratio of 35.2%, compared to 53.2% and 40.2%, respectively, during the first quarter of 2004. The accident year loss ratio was 58.5% for the three months ended March 31, 2005, compared to 58.0% for the three months ended March 31, 2004. The increase in the first quarter 2005 calendar year loss ratio to 59.0% compared to 53.2% in the first quarter of 2004 was primarily due to a benefit from prior year loss reserves in 2004 that did not recur in 2005. In the first quarter of 2004, our Individual Risk segment experienced modest reductions to its net prior year loss reserves of $4.8 million, primarily related to paid and reported loss activity being better than what we had anticipated when setting the initial IBNR reserves. We also experienced a reduction to prior year loss reserves in the first quarter of 2005, however on a net basis these decreases were offset by increases to our reserves related to the third quarter of 2004 Florida hurricanes, thereby amounting to a net minimal increase to prior year loss reserves of $0.5 million.

Other

Net Investment Income

During the first quarter of 2005, net investment income was $51.2 million, compared to $35.1 million for the same quarter in 2004. The increase reflects both an increase in interest rates and also our increased allocation to other investments which earned $18.7 million in the first quarter of 2005, compared to $10.2 million in the first quarter of 2004. Included in the net investment income from our other investments in the first quarter of 2005 are $12.1 million of unrealized gains, compared to $6.3 million of unrealized gains during the first quarter of 2004.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures represents our pro-rata share of the net income from our investments in our joint ventures, Top Layer Re and Channel Re, and in the first quarter of 2004, this included Top Layer Re and an investment in a joint venture focused on trading weather sensitive commodities. Equity in earnings of other ventures generated $7.6 million in income in the first quarter of 2005, compared to $6.5 million in the first quarter of 2004. Included in this is our equity in the earnings of our investment in Top Layer Re of $3.5 million in the first quarter of 2005, compared to $3.8 million for the same period in 2004. Our equity in the earnings of Channel Re was $4.0 million for the first quarter of 2005, compared to no loss for the first quarter of 2004. In the first quarter of 2004 equity in earnings of other ventures included our equity in the earnings of a joint venture focused on trading weather sensitive commodities of $2.7 million. In the third quarter of 2004 our ownership percentage in the weather sensitive trading joint venture decreased and our income in this venture is currently reflected in net investment income. During the first quarter of 2005 we made a $10.0 million equity investment in Tower Hill. As with Channel Re, our equity pick-up from Tower Hill is recorded one quarter in arrears and as such we recorded no income from the Tower Hill investment in the first quarter of 2005.

Other (Loss) Income

The fee income and other items as reported in other (loss) income are detailed below:

Quarters ended March 31,	2005	2004
(in thousands of U.S. dollars)
Fee income	$1,000	$1,115
Other items	(4,515)	(6)
Total other (loss) income	$(3,515)	$1,109

Fee income was principally generated from the annual management fee we receive from Platinum. The $4.5 million loss in other items was primarily due to a $2.1 million decrease in the fair value of our Platinum warrant and a $2.0 million loss on our short positions in credit derivatives. Commencing in the fourth quarter of 2004, a lock-up relating to the Platinum warrant expired and, accordingly, the change in the fair value of our Platinum warrant investment is recorded in our statement of income in accordance with FASB Statement No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities".

Other Items

A description of the changes in other non-underwriting income, expense and shareholders' equity items is as follows:

Realized (losses) gains – During the first quarter of 2005, the Company incurred net realized losses of $10.2 million, compared to net realized gains of $32.5 million during the first quarter of 2004, as a result of trading activity in a rising interest rate environment within the Company's fixed maturity investments available for sale.

Corporate expenses – The $6.8 million increase in corporate expenses, from $4.6 million in the first quarter of 2004 to $11.3 million in the first quarter of 2005, is primarily due to $7.4 million of professional fees incurred during the first quarter of 2005 related to the Company's restatement, review of its business practices in light of the industry-wide investigations by the NYAG and other government authorities and to responding to subpoenas received from the SEC and the NYAG. See "Part II - Other Information - Item 1."

Dividends on preference shares – The $3.6 million increase in preference share dividends in the first quarter of 2005, compared to the first quarter of 2004 is due to the issuance of $250 million of 6.08% Series C preference shares in March 2004.

Minority Interest – DaVinciRe – Minority interest decreased by $13.6 million to $4.4 million in the first quarter of 2005, compared to $18.0 million in the first quarter of 2004, due to the higher losses within the Reinsurance segment which decreased DaVinciRe's underwriting result and net income, and correspondingly decreased minority interest.

Shareholders' equity - Shareholders' equity attributable to common shareholders was $2.1 billion at March 31, 2005, compared to $2.1 billion at December 31, 2004. Shareholders' equity was affected by a $41.3 million reduction in accumulated other comprehensive income during the quarter, primarily as a result of a decrease in the fair value of the Company's fixed maturity investments available for sale due to rising interest rates as well as a reduction in the fair value of the Company's investment in Platinum common shares.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which requires our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At March 31, 2005, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,165.0 million, and the amount of capital and surplus required to be maintained was $341.9 million. Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. At March 31, 2005, the statutory capital and surplus of Stonington was $61.3 million. Because of an accumulated deficit in earned surplus, Stonington currently cannot pay an ordinary dividend without commissioner approval.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500 million revolving credit facility and a $900 million letter of credit facility to meet additional liquidity and capital requirements, if necessary. See "Capital Resources."

CASH FLOWS

Cash flows from operations in the first three months of 2005 were $253.2 million, which principally consisted of our net income of $53.0 million, increases in reserves for unearned premiums of $344.0 million and an increase in reinsurance balances payable of $127.4 million, partially offset by a $246.7 million increase in premiums receivable, among other items.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

Our gross case reserves and IBNR by line of business at March 31, 2005 and December 31, 2004 were as follows:

At March 31, 2005	Case Reserves (1)	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$327,385	$287,378	$614,763
Specialty reinsurance	128,321	447,575	575,896
Total Reinsurance	455,706	734,953	1,190,659
Individual Risk	144,168	207,170	351,338
Total	$599,874	$942,123	$1,541,997
At December 31, 2004
Property catastrophe reinsurance	$263,541	$330,744	$594,285
Specialty reinsurance	107,090	419,917	527,007
Total Reinsurance	370,631	750,661	1,121,292
Individual Risk	138,285	199,821	338,106
Total	$508,916	$950,482	$1,459,398

(1)	Case reserves include our estimate of case reserves for insurance policies, case reserves reported by our counterparties for reinsurance contracts, and additional case reserves for reinsurance contracts, which represent additional case reserves established by management.

Of the total case reserve amounts above, the amount reported by ceding insurers and insureds was $389.6 million at March 31, 2005 and $326.8 million at December 31, 2004. The remaining balance represents additional case reserve estimates established by management.

At March 31, 2005 our estimated IBNR reserve was $942.1 million. A 5% change in such IBNR reserves would equate to a $47.1 million adjustment to claims and claim expenses incurred, which would represent 1.8% of shareholders' equity at March 31, 2005.

As discussed in "Summary of Critical Accounting Policies and Estimates" above, the most significant accounting judgment made by management is the estimation of the claims and claim expense reserves. Because of the significant variability and uncertainty associated with loss estimation, it is possible that our reserves are incorrect, possibly materially.

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

During 2003 and 2004 we increased our specialty reinsurance and Individual Risk gross written premiums. The growth of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

For our Reinsurance and Individual Risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of appropriate additional case reserves and IBNR. Our case reserves, additional case reserves, and our estimates for IBNR reserves are based on 1) claims reports from insureds and program managers; 2) our underwriters' experience in setting claims reserves; 3) the use of computer models where applicable; and 4) historical industry claims experience. For some classes of business we also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. See "Summary of Critical Accounting Policies and Estimates."

CAPITAL RESOURCES

Our total capital resources as of March 31, 2005 and December 31, 2004 were as follows:

(in thousands of U.S. dollars)	At March 31, 2005	At December 31, 2004
Common shareholders' equity	$2,137,654	$2,144,042
Preference shares	500,000	500,000
Total shareholders' equity	2,637,654	2,644,042
7.0% Senior Notes	150,000	150,000
5.875% Senior Notes	100,000	100,000
DaVinci revolving credit facility - borrowed	100,000	100,000
8.54% subordinated obligation to capital trust	103,093	103,093
Revolving credit facility - unborrowed	500,000	500,000
Total capital resources	$3,590,747	$3,597,135

During the first three months of 2005, our capital resources decreased slightly, primarily as a result of our dividends payable to our common shareholders of $14.3 million and a reduction in accumulated other comprehensive income of $41.3 million, partially offset by net income attributable to common shareholders of $44.3 million.

In March 2004, we raised $250 million through the issuance of 10 million Series C preference shares, in February 2003, we raised $100 million through the issuance of 4 million Series B preference shares, and in November 2001, we raised $150 million through the issuance of 6 million Series A preference shares. The Series C, Series B and Series A preference shares may be redeemed at $25 per share at our option on or after March 23, 2009, February 4, 2008 and November 19, 2006, respectively; however, we have no current intention to redeem the shares. Dividends on the Series C, Series B and Series A preference shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08%, 7.3% and 8.1%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submit any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series C, Series B and Series A preference shares prior to March 23, 2009, February 4, 2008 and November 19, 2006, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other of our securities.

In January 2003, RenaissanceRe issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, RenaissanceRe issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a "make-whole" premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at March 31, 2005.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During the first three months of 2005 and the year ended December 31, 2004, RenaissanceRe did not purchase any of the Capital Securities. RenaissanceRe has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at March 31, 2005. The Capital Securities mature on March 1, 2027.

During May 2004, DaVinciRe amended and restated its credit agreement providing for a $100 million committed revolving credit facility and maintained as outstanding the full $100 million available under this facility. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 3.6% during the first three months of 2005 (2004 – 2.0%). As amended, the credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $250 million. At March 31, 2005, DaVinciRe was in compliance with the covenants of this agreement. The amended and restated agreement extended the term of the facility to May 25, 2007 and the term may be further extended if certain conditions are met. DaVinciRe has the right to increase the size of the facility to $125 million.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. ("RIHL"). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures also have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. As of April 29, 2005, the facility was amended to provide for an aggregate commitment of the lenders of $900 million and to extend the term until April 28, 2006. Subject to certain conditions, the size of the facility may be increased to $1.3 billion. At March 31, 2005, we had outstanding letters of credit under the facility aggregating $637.0 million and under all letters of credit facilities of $720.4 million.

Also, in connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re's capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at March 31, 2005. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600 million.

SHAREHOLDERS' EQUITY

During the first three months of 2005, our consolidated shareholders' equity, including preference shares, decreased by $6.4 million to $2,637.7 million as of March 31, 2005, from $2,644.0 million as of December 31, 2004. The change in shareholders' equity was due to dividend payments to our common shareholders of $14.3 million and a reduction in accumulated other comprehensive income of $41.3 million, offset by our net income available to common shareholders of $44.3 million.

INVESTMENTS

At March 31, 2005, we held investments totaling $4.9 billion, compared to $4.8 billion at December 31, 2004.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At March 31, 2005	At December 31, 2004
Fixed maturity investments available for sale, at fair value	$3,049,756	$3,223,292
Short term investments, at cost	752,582	608,292
Other investments, at fair value	800,506	684,590
Total managed investments portfolio	4,602,844	4,516,174
Equity investment in reinsurance company, at fair value	142,862	150,519
Investments in other ventures, under equity method	176,651	159,556
Total investments	$4,922,357	$4,826,249

Our total investments for the three months ended March 31, 2005 increased by $96.1 million from December 31, 2004 primarily from investing a portion of our net cash provided by operating activities in our investment portfolio, offset by a reduction in unrealized gains on our fixed maturity investments available for sale and equity investment in reinsurance company.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short-term notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly-rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At March 31, 2005, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA, an average duration of 2.1 years and an average yield to maturity of 4.1%.

Our other investments consist of investments in hedge funds, private equity funds, a fund that invests in senior secured bank loans, a non-U.S. dollar denominated high yield credit fund, a fund that invests in global fixed income securities, a non-U.S. dollar convertible fund, an investment in a medium term note which represents an interest in a pool of European fixed income securities, catastrophe bonds and an investment in a joint venture focused on trading weather-sensitive commodities and securities. During the first three months of 2005, the increase in such investments was primarily the result of additional investments spread amongst the investment classes listed above. At March 31, 2005, we had committed capital to private equity partnerships of $271.3 million, of which $92.9 million has been contributed at March 31, 2005.

The equity investment in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a 10-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. At March 31, 2005, we owned (exclusive of the warrant) 9.2% of Platinum's outstanding common shares. We have recorded our investment in Platinum at fair value, and at March 31, 2005 the aggregate fair value was $142.9 million, compared to $150.5 million at December 31, 2004. The fair value of the common shares is based on the market price of Platinum's shares as of the balance sheet date. The fair value of the warrant is estimated by using the Black-Scholes option pricing model. The aggregate unrealized gain on the Platinum common shares of $33.4 million (December 31, 2004 - $39.0 million) is included in accumulated other comprehensive income. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FAS 133 and therefore changes in the fair value of the warrant were recorded prospectively in other income from November, 2004. For the three months ended March 31, 2005, a $2.1 million loss was recorded in other income representing a decrease in the fair value of the warrant.

The investments in other ventures, under equity method primarily include our investments in Channel Re, Top Layer Re and other ventures. The increase in this balance is primarily due to a $10.0 million investment we made during the first quarter of 2005 in Tower Hill, as well as the undistributed earnings in these ventures earned during the first quarter of 2005. As with Channel Re, our equity pick-up from Tower Hill is recorded one quarter in arrears and accordingly our initial pick-up from this investment will be recorded in the second quarter of 2005.

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

At March 31, 2005, $311.5 million of cash and cash equivalents and investments were invested in currencies other than the U.S. dollar, which represented 6.3% of our total cash and cash equivalents and investments.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of March 31, 2005, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At March 31, 2005	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands of U.S. dollars)
Long-term debt obligations (1)
7.0% Senior Notes	$184,578	$10,500	$21,000	$153,078	$—
5.875% Senior Notes	140,417	5,875	11,750	5,875	116,917
Capital Securities	287,155	8,540	17,080	17,080	244,455
DaVinciRe revolving credit facility (2)	108,684	4,038	104,646	—	—
Private equity commitments	178,475	178,475	—	—	—
Operating lease obligations	54,044	3,907	7,899	7,705	34,533
Obligations under derivative contracts	4,493	1,328	2,655	510	—
Reserve for claims and claim expenses (3)	1,541,997	534,404	501,472	181,750	324,371
Total contractual obligations	$2,499,843	$747,067	$666,502	$365,998	$720,276

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2005 and 2006 based upon the current interest rate on the facility.

(3)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm.

This firm has based its estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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

CURRENT OUTLOOK

We currently anticipate the following developments in our business:

Reinsurance segment

Since 2001, there has been an increase in the number of traditional reinsurance companies dedicating capital to the property catastrophe reinsurance market. This increase, combined with the entrance of non-traditional market participants, has resulted in an excess of supply over demand in certain sectors of the market and, correspondingly, has caused deterioration in pricing and in terms and conditions. Therefore, during the first quarter of 2005 a growing number of transactions did not meet our hurdle rates and accordingly our property catastrophe reinsurance premiums declined in the first quarter of 2005 as compared to the first quarter of 2004. During the second quarter of 2005, we will renew much of our premiums relating to southeast U.S. hurricane exposures, for which we currently anticipate price increases. We also note that during 2004, we recorded $30.1 million of reinstatement premiums and $27.4 million of premiums on back-up covers related to the third quarter Florida hurricanes. If there is an absence of similar catastrophic events during 2005, we anticipate that such premiums will not recur and, therefore, the decline in property catastrophe reinsurance premiums in 2005 will be more pronounced.

During the first quarter of 2005, we also noted increased competition in the specialty reinsurance market, and accordingly we experienced a decrease in our first quarter premiums from specialty reinsurance. However, for the balance of 2005, we believe that the strength of our organization and our relationships with both our brokers and our customers, will potentially provide us with opportunities to grow this line of business modestly during 2005. Our premiums from this line of business are attributable to a relatively small number of large deals and the amount of the premiums can fluctuate significantly between quarters and between years depending upon the number of, and nature of, the transactions that we complete.

Individual Risk segment

During the second quarter of 2005, we expect to add two additional program manager relationships and we also expect other opportunities for the remainder of the year. Accordingly, we expect our premiums from our Individual Risk segment to grow significantly in 2005.

New Business

We believe that the current market environment may create more opportunities for the creation of joint ventures and strategic investments. We have established Ventures to facilitate strategic investments. We may consider opportunities in other areas of the insurance and reinsurance markets, or in other financial markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

Reserve Review

Management has decided to review the processes and assumptions for establishing and evaluating reserves. The Company has commenced a review of its catastrophe reserves in the second quarter of 2005 and review its other lines of business later in the year. As noted in "Summary of Critical Accounting Policies and Estimates – Claims and Claim Expenses", because of the numerous factors which can affect reserves for claims and claim expenses, but which can not be determined with certainty in advance, the Company has a reserving philosophy which attempts to incorporate prudent assumptions and estimates. Further, in recent years, we have experienced favorable reserve development on prior years' reserves. Accordingly, such review may result in a reduction to the Company's current loss reserves, which reduction could be material. However, because of the uncertainties related to the outcome of this review, it is not possible for the Company to reasonably estimate the amount of any potential change to its current loss reserves.

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

In particular, statements using words such as "may," "should," "estimate," "expect," "anticipate," "intends," "believe," "predict," "potential," or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, overall market trends, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, trends in market conditions, prices, market standing and product volumes, investment results and pricing conditions in the reinsurance and insurance industries.

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

1.	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates, and the risk that the size of net claims relating to the 2004 Florida hurricane losses and the 2005 European windstorm described herein may change due to the developing nature of some of the reports and estimates of loss and damage to date;

2.	risks associated with implementing our business strategies and initiatives for organic growth, including risks relating to managing that growth;

3.	risks associated with the growth of our specialty reinsurance and Individual Risk businesses, particularly the development of our infrastructure to support this growth;

4.	risks relating to our strategy of relying on program managers, third party administrators, and other vendors to support our Individual Risk operations;

5.	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

6.	risks relating to the government investigation related to our restatement of the Company's financial statements, as well as the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance, and other industry practices, all of the possible consequences of which we are unable to foresee;

7.	the risk that ongoing investigative regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in a fashion which increases our costs or requires us to alter aspects of the way we do business;

8.	acts of terrorism, war or political unrest;

9.	the inherent uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

10.	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

11.	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

12.	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

13.	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

14.	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

15.	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

16.	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, Glencoe and RIHL, are subject to U.S. taxation;

17.	the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

18.	loss of services of any one of our key executive officers;

19.	risks relating to the collectibility of our reinsurance, including both our Reinsurance and Individual Risk operations, as well as risks relating to the availability of coverage from creditworthy providers;

20.	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third party payments for which we might be liable, a risk which may have increased as regards brokers in light of recent developments;

21.	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

22.	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, and the risk of increased global regulation of the insurance and reinsurance industry;

23.	the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the U.S. or other jurisdictions in which we operate; and

24.	actions of competitors, including industry consolidation, the launch of new entrants and the development of competing financial products.

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail from time to time in our filings with the SEC. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Interest Rate Risk

Our investment portfolio includes fixed maturity investments available for sale and short-term investments, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our interest rate risk by monitoring the duration and structure of our investment portfolio.

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in fair value of 2.1%, which equated to a decrease in fair value of approximately $79.8 million on a portfolio valued at $3,802.3 million at March 31, 2005. At December 31, 2004, the decrease in fair value would have been 2.2%, which equated to a decrease in fair value of approximately $84.3 million on a portfolio valued at $3,831.6 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in our statements of income.

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. As of March 31, 2005, we had notional exposure of $nil (December 31, 2004 - $30.0 million) related to foreign currency forward and option contracts purchased in connection with our underwriting operations. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During the first quarter of 2005 and 2004, we incurred losses of $0.2 million and $0.4 million, respectively, on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar bonds and equity and Euro denominated fixed income funds. As of March 31, 2005, our combined investment in these bonds and funds was $268.5 million (December 31, 2004 - $236.6 million). To hedge our exposure to currency fluctuations from these funds, we have entered into foreign currency forward and option contracts with notional exposure of $250.5 million (December 31, 2004 - $191.9 million). In the future, we may choose to increase our exposure to non-dollar investments. Foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in other comprehensive income or net realized gains (losses) on investments; the foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar assets are recorded through net foreign exchange gains (losses) in our statements of income. During the first quarter of 2005 and 2004, we incurred losses of $3.8 million and $nil, respectively, on our foreign currency forward and option contracts related to our hedging of non-U.S. dollar investments.

Equity Price Risk

We are exposed to equity price risk principally due to our investment in the common shares and warrant to purchase additional common shares of Platinum (see "Summary of Results of Operations - Investments"), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum's common stock. The aggregate fair value of this investment in Platinum was $142.9 million at March 31, 2005 compared to $150.5 million at December 31, 2004. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $11.8 million decline in the fair value of the stock and a $5.9 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the stock would be recorded in net unrealized gains (losses) on securities and included in other comprehensive income in shareholders' equity. The decline in the fair value of the warrant would be recorded in other income. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity partnerships whose exit strategies often depend on the equity markets. Such investments totaled $474.9 million at March 31, 2005 (December 31, 2004 - $375.8 million).

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, and to a lesser extent, reinsurance premiums receivable and ceded reinsurance balances. At March 31, 2005 and December 31, 2004, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit default swaps to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At

March 31, 2005, the maximum payments we were obligated to make under credit default swaps was $4.5 million (December 31, 2004 - $21.5 million). We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet at March 31, 2005 was a liability of $2.9 million (December 31, 2004 – $12.6 million). During the first quarter of 2005 and 2004, we recorded losses of $2.0 million and $0.1 million, respectively, from these credit derivatives in our consolidated statement of income. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at March 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We received a subpoena from the SEC in February 2005 and a subpoena from the NYAG in March 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoena from the SEC also relates to our business practice review and to our determination to restate the Company's financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In April 2005, we also received subpoenas from the SEC and the NYAG relating to our investment in Channel Re. We are cooperating with the SEC and the NYAG in these ongoing investigations.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases for the quarter ended March 31, 2005. RenaissanceRe's Board has authorized a share repurchase program of $150 million. No shares were purchased under this program in the quarter ended March 31, 2005. See Note 5 of our Notes to Unaudited Consolidated Financial Statements for information regarding RenaissanceRe's stock repurchase plan.

	Shares purchased (2)	Average price per share	Maximum shares still available for repurchase (1)
Beginning shares available to be repurchased	—	—	$150,000
January 1 - 31, 2005	468	$51.17	N/A
February 1 - 28, 2005	—	—	N/A
March 1 - 31, 2005	4,010	$48.10	N/A
Total	4,478		$150,000

(1)	The Company publicly announced its share repurchase program of $150 million on August 7, 2003. No expiration date has been established for this program.

(2)	These purchases exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

10.1	Form of Grant Agreement for Directors. (1)

10.2	Second Amendment to First Amended and Restated Reimbursement Agreement, dated as of March 11, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., the banks and financial institutions parties thereto, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, and certain co-documentation agents. (1)

10.3	Board Compensation Summary. (2)

10.4	Notice of Reduction of the L/C Commitments, effective January 18, 2005, to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, certain co-documentation agents and certain lender parties thereto. (2)

31.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 14, 2005.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.

By:	/s/ John M. Lummis John M. Lummis Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date: May 6, 2005