Form 10-Q
period 2005-06-30
RENAISSANCERE HOLDINGS LTD
filed 2005-08-09
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005
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

The number of outstanding shares of RenaissanceRe Holdings Ltd.'s common shares, par value US $1.00 per share, as of July 31, 2005 was 71,113,584.

Total number of pages in this report: 48

RenaissanceRe Holdings Ltd.

INDEX TO FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Consolidated Balance Sheets as at June 30, 2005 (Unaudited) and December 31, 2004	3
Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 (as restated)	4
Unaudited Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2005 and 2004 (as restated)	5
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (as restated)	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	42
Item 4 — Controls and Procedures	43
Part II — OTHER INFORMATION	45
Item 1 — Legal Proceedings
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits
Signature — RenaissanceRe Holdings Ltd.	48

PART I — FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	At
	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,196,215 and $3,181,664 at June 30, 2005 and December 31, 2004, respectively)	$3,218,715	$3,223,292
Short term investments, at cost	687,356	608,292
Other investments, at fair value	838,199	684,590
Total managed investment portfolio	4,744,270	4,516,174
Equity investment in reinsurance company, at fair value (Cost $84,199 at June 30, 2005 and December 31, 2004)	153,508	150,519
Investments in other ventures, under equity method	165,371	159,556
Total investments	5,063,149	4,826,249
Cash and cash equivalents	186,968	66,740
Premiums receivable	552,693	206,813
Ceded reinsurance balances	95,786	61,303
Losses recoverable	230,810	217,788
Accrued investment income	29,485	30,060
Deferred acquisition costs	119,932	70,933
Other assets	51,392	46,432
Total assets	$6,330,215	$5,526,318
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses	$1,474,235	$1,459,398
Reserve for unearned premiums	763,247	365,335
Debt	350,000	350,000
Subordinated obligation to capital trust	103,093	103,093
Reinsurance balances payable	326,887	188,564
Other liabilities	108,319	68,092
Total liabilities	3,125,781	2,534,482
Minority Interest — DaVinciRe	381,474	347,794
Shareholders' Equity
Preference shares	500,000	500,000
Common shares and additional paid-in capital	337,675	328,896
Accumulated other comprehensive income	61,361	78,960
Retained earnings	1,923,924	1,736,186
Total shareholders' equity	2,822,960	2,644,042
Total liabilities, minority interest, and shareholders' equity	$6,330,215	$5,526,318

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Income
For the three and six months ended June 30, 2005 and 2004
(in thousands of United States Dollars, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(Restated)		(Restated)
Revenues
Gross premiums written	$443,483	$326,876	$1,137,816	$1,107,164
Net premiums written	$387,889	$285,925	$1,003,682	$986,144
Decrease (increase) in unearned premiums	(49,136)	63,077	(363,428)	(329,050)
Net premiums earned	338,753	349,002	640,254	657,094
Net investment income	45,769	29,833	96,984	64,883
Net foreign exchange gains	7,134	786	7,848	2,873
Equity in earnings of other ventures	7,798	4,923	15,365	11,443
Other income (loss)	3,205	(689)	(310)	420
Net realized gains (losses) on investments	1,583	(26,920)	(8,606)	5,601
Total revenues	404,242	356,935	751,535	742,314
Expenses
Net claims and claim expenses incurred	108,799	120,737	310,447	232,915
Acquisition expenses	45,574	64,047	97,082	122,078
Operational expenses	23,377	16,502	42,220	28,878
Corporate expenses	8,694	4,986	20,033	9,538
Interest expense	6,967	6,334	13,572	12,605
Total expenses	193,411	212,606	483,354	406,014
Income before minority interest and taxes	210,831	144,329	268,181	336,300
Minority interest — DaVinciRe	30,283	14,492	34,667	32,482
Income taxes	—	—	—	—
Net income	180,548	129,837	233,514	303,818
Dividends on preference shares	8,566	8,609	17,229	13,713
Net income available to common shareholders	$171,982	$121,228	$216,285	$290,105
Net income available to common shareholders per Common Share — basic	$2.44	$1.74	$3.07	$4.17
Net income available to common shareholders per Common Share — diluted	$2.39	$1.69	$3.00	$4.05

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2005 and 2004
(in thousands of United States Dollars)
(Unaudited)

	Six months ended
	June 30, 2005	June 30, 2004
		(Restated)
Preference shares
Balance — January 1	$500,000	$250,000
Issuance of Preference Shares	—	250,000
Balance — June 30	500,000	500,000
Common stock and additional paid-in capital
Balance — January 1	328,896	314,414
Exercise of options, and issuance of restricted stock awards	8,779	2,620
Offering expenses	—	(8,182)
Balance — June 30	337,675	308,852
Accumulated other comprehensive income
Balance — January 1	78,960	113,382
Net unrealized losses on securities, net of adjustment (see disclosure below)	(17,599)	(38,214)
Balance — June 30	61,361	75,168
Retained earnings
Balance — January 1	1,736,186	1,656,847
Net income	233,514	303,818
Dividends paid on Common Shares	(28,547)	(26,743)
Dividends paid on Preference Shares	(17,229)	(13,713)
Balance — June 30	1,923,924	1,920,209
Total Shareholders' Equity	$2,822,960	$2,804,229
Comprehensive income
Net income	$233,514	$303,818
Other comprehensive loss	(17,599)	(38,214)
Comprehensive income	$215,915	$265,604
Disclosure regarding net unrealized losses
Net unrealized holding losses arising during period	$(26,205)	$(32,613)
Net realized losses (gains) included in net income	8,606	(5,601)
Change in net unrealized losses on securities	$(17,599)	$(38,214)

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004
(in thousands of United States Dollars)
(Unaudited)

	Six months ended
	June 30, 2005	June 30, 2004
		(Restated)
Cash flows provided by operating activities
Net income	$233,514	$303,818
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	5,575	9,407
Net realized investment losses (gains)	8,606	(5,601)
Equity in undistributed earnings of other ventures	1,875	(11,443)
Net unrealized gains included in investment income	(9,435)	(4,906)
Net unrealized losses included in other income	2,090	537
Minority interest in undistributed net income of DaVinciRe	34,667	32,482
Change in:
Premiums receivable	(345,880)	(236,680)
Ceded reinsurance balances	(34,483)	(17,734)
Deferred acquisition costs	(48,999)	(32,457)
Reserve for claims and claim expenses, net	1,815	181,413
Reserve for unearned premiums	397,912	346,784
Reinsurance balances payable	138,323	(60,169)
Other	39,815	14,788
Net cash provided by operating activities	425,395	520,239
Cash flows used in investing activities
Proceeds from sales of investments available for sale	13,353,812	8,885,301
Purchases of investments available for sale	(13,379,965)	(8,931,712)
Net purchases of short term investments	(79,064)	(348,447)
Net purchases of other investments	(144,174)	(129,736)
Net purchases of investments in other ventures	(10,000)	(125,479)
Net cash used in investing activities	(259,391)	(650,073)
Cash flows (used in) provided by financing activities
Dividends paid — common shares	(28,547)	(26,743)
Dividends paid — preference shares	(17,229)	(13,713)
Issuance of preference shares, net of expenses	—	242,259
DaVinciRe share repurchase	—	(61,236)
Net cash (used in) provided by financing activities	(45,776)	140,567
Net increase in cash and cash equivalents	120,228	10,733
Cash and cash equivalents, beginning of period	66,740	63,397
Cash and cash equivalents, end of period	$186,968	$74,130

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

The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinciRe. Minority interests represent the interests of external parties with respect to net income and shareholders' equity of DaVinciRe. The Company also invests in certain other investments, including an investment in ChannelRe Holdings Ltd. ("Channel Re"), which is recorded using the equity method, and an investment in Platinum Underwriters Holdings, Ltd. ("Platinum"), which is publicly traded and recorded at fair value.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	During the fourth quarter of 2004 the Company discovered errors in the timing of the recognition of premium on multi-year ceded reinsurance contracts which affected the first three quarters of 2004. Although these errors were not material to the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the reversal of the errors was material to the quarter ended December 31, 2004 and, therefore, the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, have been adjusted from the previously reported amounts to report the premium in the correct quarters, as disclosed in Note 21, Quarterly Financial Results (Unaudited), to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain amounts in this Form 10-Q have been restated to reflect the changes from the amounts reported in the Company's Form 10-Q for the quarterly period ended June 30, 2004.

3.	The Company purchases reinsurance to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions. The Company would remain liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $99.7 million and $111.8 million for the six month periods ended June 30, 2005 and 2004, respectively. In addition to loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total recoveries netted against claims and claim expenses incurred for the six months ended June 30, 2005 were $12.9 million compared to $18.3 million for the six months ended June 30, 2004.

4.	Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per share:

Three months ended June 30,	2005	2004
(in thousands of U.S. dollars except share and per share data)		(Restated)
Numerator:
Net income available to common shareholders	$171,982	$121,228
Denominator:
Denominator for basic earnings per common share —
Weighted average common shares	70,585,079	69,663,586
Per common share equivalents of employee stock options and restricted shares	1,431,104	2,019,615
Denominator for diluted earnings per common share —
Adjusted weighted average common shares and assumed conversions	72,016,183	71,683,201
Basic earnings per common share	$2.44	$1.74
Diluted earnings per common share	$2.39	$1.69

Six months ended June 30,	2005	2004
(in thousands of U.S. dollars except share and per share data)		(Restated)
Numerator:
Net income available to common shareholders	$216,285	$290,105
Denominator:
Denominator for basic earnings per common share —
Weighted average common shares	70,471,604	69,553,758
Per common share equivalents of employee stock options and restricted shares	1,511,822	2,083,785
Denominator for diluted earnings per common share — Adjusted weighted average common shares and assumed conversions	71,983,426	71,637,543
Basic earnings per common share	$3.07	$4.17
Diluted earnings per common share	$3.00	$4.05

5.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.20 per share to shareholders of record on each of March 15 and June 15, 2005.

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

Three months ended June 30,	2005	2004
(in thousands of U.S. dollars, except per share data)		(Restated)
Net income available to common shareholders, as reported	$171,982	$121,228
Add: stock based employee compensation cost included in determination of net income	5,120	3,906
Deduct: fair value compensation cost under FAS 123	(5,498)	(4,532)

Pro-forma net income	$171,604	$120,602
Earnings per share
Basic — as reported	$2.44	$1.74
Basic — pro-forma	$2.43	$1.73
Diluted — as reported	$2.39	$1.69
Diluted — pro-forma	$2.38	$1.68

Six months ended June 30,	2005	2004
(in thousands of U.S. dollars, except per share data)		(Restated)
Net income available to common shareholders, as reported	$216,285	$290,105
Add: stock based employee compensation cost included in determination of net income	10,190	7,366
Deduct: fair value compensation cost under FAS 123	(10,996)	(9,025)

Pro-forma net income	$215,479	$288,446
Earnings per share
Basic — as reported	$3.07	$4.17
Basic — pro-forma	$3.06	$4.15
Diluted — as reported	$3.00	$4.05
Diluted — pro-forma	$2.99	$4.03

7.	We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our property catastrophe reinsurance and specialty reinsurance business units and through joint ventures and other activities managed by Ventures. Only Ventures' business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results. The results of Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

Our Individual Risk segment provides primary insurance and quota share reinsurance. The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the individual segments.

A summary of the significant components of our revenues and expenses for the three and six month periods ended June 30, 2005 and 2004 is as follows:

Three months ended June 30, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars)
Gross premiums written (1)	$223,339	$220,144	$—	$443,483
Net premiums written	$184,477	$203,412	—	$387,889
Net premiums earned	$206,651	$132,102	—	$338,753
Net claims and claim expenses incurred	26,117	82,682	—	108,799
Acquisition expenses	13,273	32,301	—	45,574
Operational expenses	17,384	5,993	—	23,377
Underwriting income	$149,877	$11,126	—	161,003
Net investment income			45,769	45,769
Equity in earnings of other ventures			7,798	7,798
Other income			3,205	3,205
Interest and preference share dividends			(15,533)	(15,533)
Minority interest — DaVinciRe			(30,283)	(30,283)
Other items, net			(1,560)	(1,560)
Net realized gains on investments			1,583	1,583
Net income available to common shareholders			$10,979	$171,982
Net claims and claim expenses incurred — current accident year	$91,845	$82,020		$173,865
Net claims and claim expenses incurred — prior years	(65,728)	662		(65,066)
Net claims and claim expenses incurred — total	$26,117	$82,682		$108,799
Net claims and claim expense ratio — accident year	44.4%	62.1%		51.3%
Net claims and claim expense ratio — calendar year	12.6%	62.6%		32.1%
Underwriting expense ratio	14.8%	29.0%		20.4%
Combined ratio	27.4%	91.6%		52.5%

(1)	Reinsurance segment gross premiums written excludes $1.7 million of premiums assumed from the Individual Risk segment.

Three months ended June 30, 2004 (Restated)	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars)
Gross premiums written	$215,284	$111,592	$—	$326,876
Net premiums written	$176,245	$109,680	—	$285,925
Net premiums earned	$240,880	$108,122	—	$349,002
Net claims and claim expenses incurred	65,016	55,721	—	120,737
Acquisition expenses	27,936	36,111	—	64,047
Operational expenses	10,624	5,878	—	16,502
Underwriting income	$137,304	$10,412	—	147,716
Net investment income			29,833	29,833
Equity in earnings of other ventures			4,923	4,923
Other loss			(689)	(689)
Interest and preference share dividends			(14,943)	(14,943)
Minority interest — DaVinciRe			(14,492)	(14,492)
Other items, net			(4,200)	(4,200)
Net realized losses on investments			(26,920)	(26,920)
Net income available to common shareholders			$(26,488)	$121,228
Net claims and claim expenses incurred — current accident year	$92,375	$58,060		$150,435
Net claims and claim expenses incurred — prior years	(27,359)	(2,339)		(29,698)
Net claims and claim expenses incurred — total	$65,016	$55,721		$120,737
Net claims and claim expense ratio — accident year	38.3%	53.7%		43.1%
Net claims and claim expense ratio — calendar year	27.0%	51.5%		34.6%
Underwriting expense ratio	16.0%	38.8%		23.1%
Combined ratio	43.0%	90.3%		57.7%

Six months ended June 30, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars)
Gross premiums written (1)	$808,623	$329,193	$—	$1,137,816
Net premiums written	$712,610	$291,072	—	$1,003,682
Net premiums earned	$407,021	$233,233	—	$640,254
Net claims and claim expenses incurred	168,061	142,386	—	310,447
Acquisition expenses	33,811	63,271	—	97,082
Operational expenses	31,611	10,609	—	42,220
Underwriting income	$173,538	$16,967	—	190,505
Net investment income			96,984	96,984
Equity in earnings of other ventures			15,365	15,365
Other loss			(310)	(310)
Interest and preference share dividends			(30,801)	(30,801)
Minority interest — DaVinciRe			(34,667)	(34,667)
Other items, net			(12,185)	(12,185)
Net realized losses on investments			(8,606)	(8,606)
Net income available to common shareholders			$25,780	$216,285
Net claims and claim expenses incurred — current accident year	$251,881	$141,222		$393,103
Net claims and claim expenses incurred — prior years	(83,820)	1,164		(82,656)
Net claims and claim expenses incurred — total	$168,061	$142,386		$310,447
Net claims and claim expense ratio — accident year	61.9%	60.5%		61.4%
Net claims and claim expense ratio — calendar year	41.3%	61.0%		48.5%
Underwriting expense ratio	16.1%	31.7%		21.8%
Combined ratio	57.4%	92.7%		70.3%

(1)	Reinsurance segment gross premiums written excludes $13.2 million of premiums assumed from the Individual Risk segment.

Six months ended June 30, 2004 (Restated)	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars)
Gross premiums written	$875,634	$231,530	$—	$1,107,164
Net premiums written	$766,681	$219,463	—	$986,144
Net premiums earned	$448,196	$208,898	—	$657,094
Net claims and claim expenses incurred	123,555	109,360	—	232,915
Acquisition expenses	51,747	70,331	—	122,078
Operational expenses	16,750	12,128	—	28,878
Underwriting income	$256,144	$17,079	—	273,223
Net investment income			64,883	64,883
Equity in earnings of other ventures			11,443	11,443
Other income			420	420
Interest and preference share dividends			(26,318)	(26,318)
Minority interest — DaVinciRe			(32,482)	(32,482)
Other items, net			(6,665)	(6,665)
Net realized gains on investments			5,601	5,601
Net income available to common shareholders			$16,882	$290,105
Net claims and claim expenses incurred — current accident year	$167,785	$116,517		$284,302
Net claims and claim expenses incurred — prior years	(44,230)	(7,157)		(51,387)
Net claims and claim expenses incurred — total	$123,555	$109,360		$232,915
Net claims and claim expense ratio — accident year	37.4%	55.8%		43.3%
Net claims and claim expense ratio — calendar year	27.6%	52.4%		35.4%
Underwriting expense ratio	15.3%	39.5%		23.0%
Combined ratio	42.9%	91.9%		58.4%

8.	In the first quarter of 2005, the Company made a $10.0 million equity investment in Tower Hill Holdings Inc. ("Tower Hill"), which is accounted for under the equity method of accounting, and a $5.0 million loan to Tower Hill Insurance Group ("Tower Hill Insurance"), a managing general agency under common ultimate ownership with Tower Hill. The Company has entered into reinsurance agreements with certain subsidiaries of Tower Hill and has also entered into reinsurance agreements with respect to business produced by Tower Hill Insurance. During the first six months of 2005 and 2004, gross written premiums assumed from Tower Hill and its subsidiaries and produced by Tower Hill Insurance and its affiliates totaled $42.1 million and $38.6 million, respectively, gross earned premiums assumed totaled $45.6 million and $44.3 million, respectively, and commissions incurred were $13.6 million and $13.2 million, respectively. The Company had a net related outstanding payable balance of $3.4 million as of June 30, 2005.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2005 and 2004 and financial condition as of June 30, 2005. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We also caution readers regarding certain forward-looking statements made in this 10-Q and direct readers to the Safe Harbor Disclosure included in this filing.

GENERAL

RenaissanceRe was established in 1993 to write property catastrophe reinsurance. By pioneering the use of sophisticated computer models to construct our portfolio, we have become one of the world's largest and most successful catastrophe reinsurers. Recently, we have leveraged our expertise and have established additional franchises in other selected areas of insurance and reinsurance.

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to clients affected by these events.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main components:

1)	Property catastrophe reinsurance written for our own account and DaVinci — our traditional core business. Our subsidiary Renaissance Reinsurance is one of the world's premier providers of this coverage. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance written for our own account and DaVinci covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in the first six months of 2005 includes various classes of business, such as catastrophe exposed workers' compensation, surety, terrorism and medical malpractice. We believe that we are seen as a market leader in certain of these classes of business, such as catastrophe exposed workers' compensation, surety and terrorism, and that we have a growing reputation as a "first call" market for these products.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in other market participants, such as our investments in Channel Re and Platinum, and other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

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

Modeling

We have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS©). REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. Before we bind any risk, exposure data is gathered from clients and this exposure data is input into our REMS© modeling system. The REMS© modeling system enables us to measure each policy on a consistent basis and provides us with a measurement of an appropriate price to charge for each policy based upon the risk that is assumed. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program. While REMS© is most developed in analyzing catastrophe risks, it is also used for analyzing other classes of risk.

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

Adjustments to our prior year estimated claims reserves will impact our current year net income by increasing our net income if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income if the prior year estimated claims reserves prove to be insufficient. During the six months ended June 30, 2005 and 2004, changes to prior year estimated claims reserves had the following impact: during the first six months of 2005, prior year estimated claims reserves were reduced by $82.7 million and during the first six months of 2004, prior year estimated claims reserves were reduced by $51.4 million; and in each period there was a corresponding increase to net income. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. See "Reserves for Claims and Claim Expenses."

With the growth in our reserves for claims and claim expenses, we announced on May 3, 2005 that we would review the processes and assumptions for establishing and evaluating our reserves. We completed a review of our catastrophe reinsurance reserves in the second quarter of 2005 and we expect to review our specialty and Individual Risk reserves during the remainder of 2005. As a result of the review of our catastrophe reinsurance reserves, which is now complete, we reduced prior year net catastrophe reserves within our Reinsurance segment by $118.2 million. After adjusting for the impact of minority interest, our second quarter 2005 net income benefited by $108.2 million as a result of this review. The reserve changes reflect a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity in our catastrophe portfolio for the 1994 to 2004 accident years.

As noted above, because of the numerous factors which can affect reserves for claims and claim expenses, but which can not be determined with certainty in advance, we have a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable reserve development on prior years' reserves. In comparison to our property catastrophe portfolio of reinsurance coverage which we have been writing for over ten years, we do not have the benefit of a significant amount of our own historical experience in our specialty and Individual Risk lines. Accordingly, the review of our specialty and Individual Risk reserves may result in a change to those reserves; however, because of the uncertainties related to the outcome of this review, it is not possible for us to reasonably estimate the amount of any potential change to these reserves, including whether or not the review will result in an increase or a decrease to these reserves.

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

The amount of losses recoverable ultimately collected is also open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency, contractual dispute and various other reasons. Amounts estimated to be uncollectible are reflected in a valuation allowance that reduces losses recoverable and net income. We estimate the valuation allowance by applying specific percentages against each recovery based on the counterparty's credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge. We also apply case specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. The valuation allowance against losses recoverable was $12.5 million at June 30, 2005 (December 31, 2004 — $13.1 million).

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total estimated written premiums in our Individual Risk business at June 30, 2005 and 2004 were $50.0 million and $24.1 million, respectively. Total estimated earned premiums at June 30, 2005 and 2004 were $8.8 million and $0.1 million, respectively. Total estimated incurred commissions at June 30, 2005 and 2004 were $2.1 million and $nil, respectively. Management tracks the actual premium written and earned and commissions incurred and compares these to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date such subsequent adjustments have not been material.

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

Summary Overview

Gross premiums written increased by $116.6 million or 35.7% to $443.5 million in the second quarter of 2005, compared to $326.9 million in the second quarter of 2004. The increase was due to the addition of several new programs in our Individual Risk segment along with higher than expected Florida premium in our catastrophe reinsurance business unit due to favorable market conditions in Florida. Net premiums earned decreased by $10.2 million or 2.9% to $338.8 million in the second quarter of 2005, compared to $349.0 million in the second quarter of 2004.

Net claims and claim expenses decreased by $11.9 million to $108.8 million in the second quarter of 2005 compared to $120.7 million in the second quarter of 2004. For the second quarter of 2005, we generated a combined ratio of 52.5%, a loss ratio of 32.1% and an expense ratio of 20.4%, compared to a combined ratio, loss ratio and expense ratio of 57.7%, 34.6% and 23.1% for the second quarter of 2004, respectively. The decrease in net claims and claim expenses and loss ratio reflects the reduction in reserves arising from our reserve review in the second quarter of 2005 as noted below.

During the second quarter of 2005, we announced that we would undertake a review of our processes and assumptions used in establishing our catastrophe reinsurance reserves. As a result of this review, which is now complete, we reduced our prior year net catastrophe reserves within the Reinsurance segment by $118.2 million, which reduced our quarterly Reinsurance loss ratio by 57.2 percentage points. After adjusting for the impact of minority interest, the catastrophe reinsurance reserve review increased our net income by $108.2 million in the second quarter of 2005. The reserve changes reflect a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity in our catastrophe portfolio for the 1994 to 2004 accident years.

Net claims and claim expenses within our Reinsurance segment were negatively impacted during the quarter by $37.3 million of net adverse development related to the 2004 Florida hurricanes. After adjusting for the impact of minority interest, the net financial statement impact of the adverse development from the 2004 Florida hurricanes within our Reinsurance segment was $29.9 million.

Net investment income was $45.8 million in the second quarter of 2005, compared to $29.8 million for the same quarter in 2004 reflecting both an increase in interest rates and also our increased allocation to other investments, which includes hedge funds and private equity investments, which earned $7.1 million in the second quarter of 2005 compared to $3.4 million in the second quarter of 2004.

Our corporate expenses of $8.7 million incurred during the second quarter of 2005 were $3.7 million higher than the second quarter of 2004. The increase in such expenses is due principally to $4.7 million of professional fees incurred during the second quarter of 2005 related to our responses to requests for information and subpoenas by various governmental authorities. See "Part II — Other Information — Item 1."

Minority interest increased by $15.8 million to $30.3 million in the second quarter of 2005, compared to $14.5 million in the second quarter of 2004, due to lower incurred losses within the Reinsurance segment which increased DaVinciRe's net income and, correspondingly, the minority interest.

For the second quarter of 2005 we generated net income available to common shareholders of $172.0 million, a $50.8 million increase from the $121.2 million earned in the second quarter of 2004, primarily due to the decrease in net claims and claim expenses, increased net investment income, as well as $1.6 million in net realized gains on the sale of investments generated in the quarter of 2005 compared to $26.9 million in net realized losses incurred in the second quarter of 2004.

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

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the three months ended June 30, 2005 and 2004:

Three months ended June 30,	2005	2004
(in thousands of U.S. dollars)		(Restated)

Property catastrophe premiums
Renaissance	$138,922	$120,405
DaVinci	30,175	29,885
Total property catastrophe premiums	169,097	150,290

Specialty premiums
Renaissance	52,222	60,675
DaVinci	2,020	4,319
Total specialty premiums	54,242	64,994
Total Reinsurance gross premiums written	$223,339	$215,284
Net premiums written	$184,477	$176,245

Net premiums earned — property catastrophe	$115,302	$126,976
Net premiums earned — specialty	91,349	113,904
Total net premiums earned	206,651	240,880
Net claims and claim expenses incurred	26,117	65,016
Acquisition expenses	13,273	27,936
Operational expenses	17,384	10,624
Underwriting income	$149,877	$137,304

Net claims and claim expenses incurred — current accident year	$91,845	$92,375
Net claims and claim expenses incurred — prior years	(65,728)	(27,359)
Net claims and claim expenses incurred — total	$26,117	$65,016
Net claims and claim expense ratio — accident year	44.4%	38.3%
Net claims and claim expense ratio — calendar year	12.6%	27.0%
Underwriting expense ratio	14.8%	16.0%
Combined ratio	27.4%	43.0%

(1)	Reinsurance gross premiums written excludes $1.7 million of premiums assumed from the Individual Risk segment for the three months ended June 30, 2005.

Premiums

Property catastrophe — During the second quarter of 2005 our property catastrophe premiums increased by $18.8 million to $169.1 million or 12.5%, compared to $150.3 million in the second quarter of 2004. The increase was due to higher than expected Florida premium within our catastrophe business unit due to favorable market conditions in Florida. However, we continue to expect that the pricing environment for the property catastrophe reinsurance market will remain under pressure for the remainder of 2005 and we expect our catastrophe premiums to decrease in 2005 when compared to 2004.

Specialty Reinsurance — During the second quarter of 2005 our specialty reinsurance premiums decreased by $10.8 million to $54.2 million, or 16.5% compared to $65.0 million in the second quarter of 2004. Our premiums from this line of business are attributable to a relatively small number of large contracts and gross written premiums can fluctuate significantly between quarters and between years depending upon the number and nature of the transactions that we complete. We now expect that the full year premiums in this business unit will be flat or down modestly compared to 2004.

Underwriting Results

For the second quarter of 2005, our Reinsurance segment generated a loss ratio of 12.6% and an expense ratio of 14.8%, compared to 27.0% and 16.0%, respectively, during the second quarter of 2004. The decrease in the loss ratio was primarily driven by $118.2 million in net reductions in reserves in our catastrophe reinsurance portfolio related to prior accident years as a result of our second quarter reserve review as described above. This was offset by an increase in net catastrophe reinsurance reserves of $37.3 million related to adverse development on the 2004 Florida hurricanes as well as other normal course net prior year reserve changes which negatively impacted the Reinsurance segment by $15.2 million during the quarter. We incurred $91.8 million of losses in the current accident year. The table below highlights the major components of the prior year development:

	Three months ended June 30, 2005
Reinsurance net claims and claim expense ratio	Reinsurance net claims and claim expenses incurred	Reinsurance net claims and claim expense ratio
(in thousands of U.S. dollars)
Net claims and claim expenses incurred — prior years:
Catastrophe reserve review	$(118,202)	(57.2%)
2004 Florida hurricanes	37,323	18.1%
Other	15,151	7.3%
Total prior years	(65,728)	(31.8%)
Net claims and claim expenses incurred — current accident year	91,845	44.4%
Net claims and claim expenses incurred — total	$26,117	12.6%

Acquisition expenses decreased from $27.9 million in the second quarter of 2004 to $13.3 million in the second quarter of 2005 primarily as a result of profit commissions on our catastrophe portfolio participations which are recorded as an offset to acquisition expenses.

Operating expenses increased to $17.4 million from $10.6 million as a result of a reversal of an accrual for executive compensation in the second quarter of 2004 that did not recur in 2005.

As a result, our underwriting income increased by $12.6 million to $149.9 million in the second quarter of 2005 compared to $137.3 million in the second quarter of 2004.

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

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the three months ended June 30, 2005 and 2004:

Three months ended June 30,	2005	2004
(in thousands of U.S. dollars)

Gross premiums written	$220,144	$111,592
Net premiums written	$203,412	$109,680
Net premiums earned	$132,102	$108,122
Net claims and claim expenses incurred	82,682	55,721
Acquisition expenses	32,301	36,111
Operational expenses	5,993	5,878
Underwriting income	$11,126	$10,412

Net claims and claim expenses incurred — current accident year	$82,020	$58,060
Net claims and claim expenses incurred — prior years	662	(2,339)
Net claims and claim expenses incurred — total	$82,682	$55,721
Net claims and claim expense ratio — accident year	62.1%	53.7%
Net claims and claim expense ratio — calendar year	62.6%	51.5%
Underwriting expense ratio	29.0%	38.8%
Combined ratio	91.6%	90.3%

Premiums

Premiums generated by our Individual Risk segment increased by $108.6 million or 97.3% to $220.1 million in the second quarter of 2005 from $111.6 million in the second quarter of 2004. The increase was due to two new programs incepting in the second quarter along with $56.5 million of premium from a seasonal program that was not in force in the second quarter of 2004. In addition, our existing programs continue to ramp up and we had two portfolio transfers in of quota share reinsurance contracts of in force business occurring during the second quarter of 2005. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business. Net earned premium in the Individual Risk segment increased by 22.2% to $132.1 million in the second quarter of 2005 from $108.1 million in the second quarter of 2004, due to the growth in our Individual Risk written premium.

Underwriting Results

For the second quarter of 2005, our Individual Risk segment generated a loss ratio of 62.6% and an expense ratio of 29.0%, compared to 51.5% and 38.8%, respectively, during the second quarter of 2004. The accident year loss ratio was 62.1% for the three months ended June 30, 2005, compared to 53.7% for the three months ended June 30, 2004. The increase in the loss ratio is primarily driven by the growing program business which generally has a higher loss ratio than the catastrophe exposed quota share reinsurance business.

Other

Net Investment Income

During the second quarter of 2005, net investment income was $45.8 million, compared to $29.8 million for the same quarter in 2004. The increase reflects both an increase in interest rates and also our increased allocation to other investments which earned $7.1 million in the second quarter of 2005 compared to $3.4 million in the second quarter of 2004.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures represents our pro-rata share of the net income from our investments in Top Layer Re, Channel Re and Tower Hill. In the second quarter of 2004 equity in earnings of other ventures included Top Layer Re, a partial quarter of results from Channel Re, and an investment in a joint venture focused on trading weather sensitive commodities. Equity in earnings of other ventures generated $7.8 million in income in the second quarter of 2005, compared to $4.9 million in the second quarter of 2004. Included in this is our equity in the earnings of our investment in Top Layer Re of $3.7 million in the second quarter of 2005, compared to $2.6 million for the same period in 2004. Our equity in the earnings of Channel Re was $3.8 million for the second quarter of 2005, compared to $1.1 million for the second quarter of 2004. In the second quarter of 2004 equity in earnings of other ventures included our equity in the earnings of a joint venture focused on trading weather sensitive commodities of $1.2 million. In the third quarter of 2004 our ownership percentage in the weather sensitive trading joint venture decreased and our income in this venture is currently reflected in net investment income. During the first quarter of 2005 we made a $10.0 million equity investment in Tower Hill, a Florida-based holding company. We recorded earnings of $0.4 million from the Tower Hill investment in the second quarter of 2005. As with Channel Re, we are recording our pro-rata share of the net income of Tower Hill on a one quarter lag.

Other Income (Loss)

The fee income and other items as reported in other income (loss) are detailed below:

Three months ended June 30,	2005	2004
(in thousands of U.S. dollars)

Fee income	$1,001	$1,074
Other items	2,204	(1,763)
Total other income (loss)	$3,205	$(689)

Fee income was principally generated from an annual management fee we receive from Platinum. The $2.2 million income from other items was primarily a result of a $2.3 million increase in the fair value of the Company's Platinum warrant. Commencing in the fourth quarter of 2004, a lock-up relating to the Platinum warrant expired and, accordingly, the change in the fair value of our Platinum warrant investment is recorded in other income in accordance with FASB Statement No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities."

Other Items

A description of the changes in other non-underwriting income and expense items is as follows:

Net foreign exchange gains — During the second quarter of 2005, we generated $7.1 million of foreign exchange gains compared with $0.8 million in the second quarter of 2004. The increase was principally due to foreign exchange gains on derivatives used to economically hedge a non-US dollar denominated fixed income investment portfolio, which is classified as available for sale. These gains are partially offset by unrealized foreign exchange losses on the investments, which are recorded in other comprehensive income. We do not currently apply hedge accounting to these derivative transactions.

Realized (losses) gains — During the second quarter of 2005, the Company incurred net realized gains of $1.6 million, compared to net realized losses of $26.9 million during the second quarter of 2004.

Corporate expenses — The $3.7 million increase in corporate expenses, from $5.0 million in the second quarter of 2004 to $8.7 million in the second quarter of 2005, is primarily due to $4.7 million of professional fees incurred during the second quarter of 2005 related to our responses to requests for information and subpoenas by various governmental authorities. See "Part II - Other Information - Item 1."

Minority Interest — DaVinciRe — Minority interest increased by $15.8 million to $30.3 million in the second quarter of 2005, compared to $14.5 million in the second quarter of 2004, due to lower incurred losses within the Reinsurance segment which increased DaVinciRe's underwriting result and net income, and correspondingly increased minority interest.

SUMMARY OF RESULTS OF OPERATIONS

For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

Summary Overview

Gross premiums written increased by $30.7 million or 2.8% to $1,137.8 million in the first six months of 2005, compared to $1,107.2 million in the first six months of 2004. The increase was due to growth within our Individual Risk unit due to several new programs incepting in 2005. In addition, within our Individual Risk segment our existing programs continue to ramp up and we had several portfolio transfers in of quota share reinsurance contracts of in force business occurring during the first six months of 2005. Premiums written in our Reinsurance segment were down for the first six months of 2005 compared to the first six months of 2004 due to a generally declining price environment. Net premiums earned decreased by $16.8 million or 2.6% to $640.3 million in the first six months of 2005.

Net claims and claim expenses increased by $77.5 million to $310.4 million in the first six months of 2005 compared to $232.9 million in the first six months of 2004. For the first six months of 2005, we generated a combined ratio of 70.3%, a loss ratio of 48.5% and an expense ratio of 21.8%, compared to a combined ratio, loss ratio and expense ratio of 58.4%, 35.4% and 23.0% for the first six months of 2004, respectively. The increase in net claims and claim expenses and loss ratio are due to growth in the Individual Risk segment which generally runs at a higher loss ratio than the Reinsurance segment. In addition, the Reinsurance segment experienced losses in the first six months of 2005 on the European windstorm Erwin, adverse development on the 2004 Florida hurricanes and losses in our specialty reinsurance unit relating to an oil refinery plant explosion, partially offset by a reduction in reserves from prior accident years within our catastrophe reinsurance business unit arising from our second quarter 2005 reserve review described below.

During the second quarter of 2005, we announced that we would undertake a review of our processes and assumptions used in establishing our catastrophe reinsurance reserves. As a result of this review, which is now complete, we reduced our prior year net catastrophe reserves within the Reinsurance segment by $118.2 million, which reduced our quarterly Reinsurance loss ratio by 57.2 percentage points. After adjusting for the impact of minority interest, the catastrophe reinsurance reserve review increased our net income by $108.2 million in the second quarter of 2005. The reserve changes reflect a reassessment of our reserves for claims and claim expenses in light of its historical paid loss trends and reported loss activity in our catastrophe portfolio for the 1994 to 2004 accident years.

Net investment income was $97.0 million in the first six months of 2005, compared to $64.9 million for the same quarter in 2004 reflecting both an increase in interest rates and also our increased allocation to other investments, which includes hedge funds and private equity investments, which earned $25.7 million in the first six months of 2005 compared to $13.6 million in the first six months of 2004.

Our corporate expenses of $20.0 million incurred during the first six months of 2005 were $10.5 million higher than the $9.5 million in corporate expenses we incurred in the first six months of 2004. The increase in such expenses is due principally to $12.1 million of professional fees incurred during the first six months of 2005 related to our responses to requests for information and subpoenas by various governmental authorities. See "Part II - Other Information – Item 1."

For the first six months of 2005 we generated net income available to common shareholders of $216.3 million, a $73.8 million decrease from the $290.1 million earned in the first six months of 2004, primarily due to a reduction in earned premium, an increase in net claims and claim expenses, increased corporate expenses, as well as net realized losses on investments of $8.6 million for the first six months of 2005 compared with net realized gains of $5.6 million for the first six months of 2004.

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

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the six months ended June 30, 2005 and 2004:

Six months ended June 30,	2005	2004
(in thousands of U.S. dollars)		(Restated)
Property catastrophe premiums
Renaissance	$391,941	$419,541
DaVinci	112,813	133,081
Total property catastrophe premiums	504,754	552,622
Specialty premiums
Renaissance	279,747	291,130
DaVinci	24,122	31,882
Total specialty premiums	303,869	323,012
Total Reinsurance gross premiums written	$808,623	$875,634
Net premiums written	$712,610	$766,681

Net premiums earned – property catastrophe	$214,205	$257,673
Net premiums earned – specialty	192,816	190,523
Total net premiums earned	407,021	448,196
Net claims and claim expenses incurred	168,061	123,555
Acquisition expenses	33,811	51,747
Operational expenses	31,611	16,750
Underwriting income	$173,538	$256,144
Net claims and claim expenses incurred – current accident year	$251,881	$167,785
Net claims and claim expenses incurred – prior years	(83,820)	(44,230)
Net claims and claim expenses incurred – total	$168,061	$123,555
Net claims and claim expense ratio – accident year	61.9%	37.4%
Net claims and claim expense ratio – calendar year	41.3%	27.6%
Underwriting expense ratio	16.1%	15.3%
Combined ratio	57.4%	42.9%

(1)	Reinsurance gross premiums written excludes $13.2 million of premiums assumed from the Individual Risk segment for the six months ended June 30, 2005.

Premiums

Property catastrophe – During the first six months of 2005 our property catastrophe premiums decreased by $47.9 million or 8.7%, to $504.8 million, from $552.6 million for the first six months of 2004, primarily due to a declining price environment in which we accordingly chose not to renew certain contracts. Partially offsetting this was a more favorable than expected pricing environment for the second quarter Florida renewals in which we underwrote more Florida reinsurance than we initially expected. We expect that the pricing environment for the property catastrophe reinsurance market will remain under pressure for the remainder of 2005 and we expect our catastrophe premiums to decrease in 2005 when compared to 2004.

Specialty Reinsurance – During the first six months of 2005 our specialty reinsurance premiums decreased by $19.1 million or 5.9%, to $303.9 million, compared to $323.0 million for the first six months of 2004. Our premiums from this line of business are attributable to a relatively small number of large contracts and gross written premiums can fluctuate significantly between quarters and between years depending upon the number and nature of the transactions that we complete. We expect that the pricing environment for the specialty reinsurance market will remain under pressure for the remainder of 2005 and we now expect our specialty premiums to be flat or down modestly in 2005 when compared to 2004.

Underwriting Results

For the first six months of 2005, our Reinsurance segment generated a loss ratio of 41.3% and an expense ratio of 16.1%, compared to 27.6% and 15.3%, respectively, during the second quarter of 2004. The increase in the loss ratio in the Reinsurance segment was due to losses in the first six months of 2005 from the European windstorm Erwin, adverse development on the 2004 Florida hurricanes and losses in our specialty reinsurance unit relating to an oil refinery plant explosion, partially offset by a reduction in reserves from prior accident years within our catastrophe reinsurance business unit arising from our second quarter 2005 reserve review described above. In addition, there were relatively few catastrophes in the first six months of 2004 resulting in a lower loss ratio for this period when compared with the first six months of 2005.

Acquisition expenses decreased to $33.8 million from $51.7 million as a result of profit commissions on our catastrophe portfolio participations which are recorded as an offset to acquisition expenses.

Operating expenses increased to $31.6 million from $16.8 million as a result of a reversal of an accrual for executive compensation over the first six months of 2004 that did not recur in 2005.

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

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the six months ended June 30, 2005 and 2004:

Six months ended June 30,	2005	2004
(in thousands of U.S. dollars)
Gross premiums written	$329,193	$231,530
Net premiums written	$291,072	$219,463
Net premiums earned	$233,233	$208,898
Net claims and claim expenses incurred	142,386	109,360
Acquisition expenses	63,271	70,331
Operational expenses	10,609	12,128
Underwriting income	$16,967	$17,079
Net claims and claim expenses incurred – current accident year	$141,222	$116,517
Net claims and claim expenses incurred – prior years	1,164	(7,157)
Net claims and claim expenses incurred – total	$142,386	$109,360
Net claims and claim expense ratio – accident year	60.5%	55.8%
Net claims and claim expense ratio – calendar year	61.0%	52.4%
Underwriting expense ratio	31.7%	39.5%
Combined ratio	92.7%	91.9%

Premiums

Premiums generated by our Individual Risk segment increased by $97.7 million or 42.2% to $329.2 million for the first six months of 2005 from $231.5 million for the first six months of 2004. The increase was due to two new programs incepting in the first half of 2005 along with $56.5 million of premium from a seasonal program that was not in force in the second quarter of 2004. In addition, our existing programs continue to ramp up and we had several portfolio transfers in of quota share reinsurance contracts of in force books of business occurring in the first half of 2005. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business.

Underwriting Results

For the second quarter of 2005, our Individual Risk segment generated a loss ratio of 61.0% and an expense ratio of 31.7%, compared to 52.4% and 39.5%, respectively, during the second quarter of 2004. The accident year loss ratio was 60.5% for the six months ended June 30, 2005, compared to 55.8% for the six months ended June 30, 2004. The increase in the loss ratio is primarily driven by the growing program business which generally has a higher loss ratio than the catastrophe exposed quota share reinsurance business.

Other

Net Investment Income

Net investment income was $97.0 million in the first six months of 2005, compared to $64.9 million for the first six months of 2004 reflecting both an increase in interest rates and also our increased allocation to other investments, which includes hedge funds and private equity investments, which earned $25.7 million in the first six months of 2005 compared to $13.6 million in the first six months of 2004.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures represents our pro-rata share of the net income from our investments in Top Layer Re, Channel Re and Tower Hill. In the first six months of 2004 equity in earnings of other ventures included Top Layer Re, a partial quarter of results from Channel Re, and an investment in a joint venture focused on trading weather sensitive commodities. Equity in earnings of other ventures generated $15.4 million in income in the first six months of 2005, compared to $11.4 million in the first six months of 2004. Included in this is $7.2 million of our equity in the earnings of our investment in Top Layer Re for the first six months of 2005, compared to $6.4 million for the same period in 2004. Our equity in the earnings of Channel Re was $7.8 million for the first six months of 2005, compared to $1.1 million for the first six months of 2004. In the first six months of 2004 equity in earnings of other ventures included our equity in the earnings of a joint venture focused on trading weather sensitive commodities of $4.0 million. In the third quarter of 2004 our ownership percentage in the weather sensitive trading joint venture decreased and our income in this venture is currently reflected in net investment income. During the first quarter of 2005 we made a $10.0 million equity investment in Tower Hill. We recorded earnings of $0.4 million from the Tower Hill investment in the first six months of 2005. As with Channel Re, we are recording our pro-rata share of the net income of Tower Hill on a one quarter lag.

Other (Loss) Income

The fee income and other items as reported in other (loss) income are detailed below:

Six months ended June 30,	2005	2004
(in thousands of U.S. dollars)
Fee income	$2,001	$2,189
Other items	(2,311)	(1,769)
Total other (loss) income	$(310)	$420

Fee income was principally generated from our annual management fee we receive from Platinum. The $2.3 million loss in other items was principally due to losses on short positions in credit derivatives.

Other Items

A description of the changes in other non-underwriting income and expense items is as follows:

Net foreign exchange gains – During the first six months of 2005, we generated $7.8 million of foreign exchange gains compared with $2.9 million in the first six months of 2004. The increase was principally due to foreign exchange gains on derivatives used to economically hedge a non-US dollar denominated fixed income investment portfolio, which is classified as available for sale. These gains are partially offset by unrealized foreign exchange losses on the investments, which are recorded in other comprehensive income. We do not currently apply hedge accounting to these derivative transactions.

Realized (losses) gains – During the first six months of 2005, we incurred net realized losses of $8.6 million, compared to net realized gains of $5.6 million during the first six months of 2004.

Corporate expenses – Our corporate expenses of $20.0 million incurred during the first six months of 2005 were $10.5 million higher than the first six months of 2004. The increase in such expenses is due principally to $12.1 million of professional fees incurred during the first six months of 2005 related to our responses to requests for information and subpoenas by various governmental authorities. See "Part II – Other Information – Item 1."

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which requires our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At June 30, 2005, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,167.6 million, and the amount of capital and surplus required to be maintained was $416.5 million. Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. At June 30, 2005, the statutory capital and surplus of Stonington was $54.8 million. Because of an accumulated deficit in earned surplus, Stonington currently cannot pay an ordinary dividend without commissioner approval.

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

CASH FLOWS

Cash flows from operations for the first six months of 2005 were $425.4 million, which principally consisted of our net income of $233.5 million, increases in reserves for unearned premiums of $397.9 million and an increase in reinsurance balances payable of $138.3 million, partially offset by a $345.9 million increase in premiums receivable and a $49.0 million increase in deferred acquisition costs, among other items.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

Our gross case reserves, additional case reserves and IBNR by line of business at June 30, 2005 and December 31, 2004 were as follows:

At June 30, 2005	Case Reserves (1)	Additional Case Reserves (2)	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$161,018	$172,345	$126,065	$459,428
Specialty reinsurance	77,646	65,388	486,177	629,211
Total Reinsurance	238,664	237,733	612,242	1,088,639
Individual Risk	170,270	—	215,326	385,596
Total	$408,934	$237,733	$827,568	$1,474,235

At December 31, 2004
Property catastrophe reinsurance	$137,902	$125,639	$330,744	$594,285
Specialty reinsurance	50,661	56,429	419,917	527,007
Total Reinsurance	188,563	182,068	750,661	1,121,292
Individual Risk	138,285	—	199,821	338,106
Total	$326,848	$182,068	$950,482	$1,459,398

(1)	Case reserves include our estimate of case reserves for insurance policies and case reserves reported by our counterparties for reinsurance contracts.

(2)	Additional case reserves represent our estimate of additional case reserves on reinsurance contracts established by management.

At June 30, 2005 our estimated IBNR reserves were $827.6 million. A 5% change in such IBNR reserves would equate to a $41.4 million adjustment to claims and claim expenses incurred, which would represent 1.5% of shareholders' equity at June 30, 2005.

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

For our Reinsurance and Individual Risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of appropriate additional case reserves and IBNR. Our case reserves, additional case reserves, and our estimates for IBNR reserves are based on 1) claims reports from insureds, brokers and program managers; 2) our underwriters' experience in setting claims reserves; 3) the use of computer models where applicable; and 4) historical industry claims experience. For some classes of business we also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. See "Summary of Critical Accounting Policies and Estimates."

CAPITAL RESOURCES

Our total capital resources as of June 30, 2005 and December 31, 2004 were as follows:

(in thousands of U.S. dollars)	At June 30, 2005	At December 31, 2004
Common shareholders' equity	$2,322,960	$2,144,042
Preference shares	500,000	500,000
Total shareholders' equity	2,822,960	2,644,042

7.0% Senior Notes	150,000	150,000
5.875% Senior Notes	100,000	100,000
DaVinci revolving credit facility – borrowed	100,000	100,000
8.54% subordinated obligation to capital trust	103,093	103,093
Revolving credit facility – unborrowed	500,000	500,000
Total capital resources	$3,776,053	$3,597,135

During the first six months of 2005, our capital resources increased primarily as a result of our net income attributable to common shareholders of $216.3 million, offset by dividend payments to our common shareholders of $28.5 million and a reduction in accumulated other comprehensive income of $17.6 million.

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

In January 2003, RenaissanceRe issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, RenaissanceRe issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a "make-whole" premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at June 30, 2005.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During the first six months of 2005 and the year ended December 31, 2004, RenaissanceRe did not purchase any of the Capital Securities. RenaissanceRe has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at June 30, 2005. The Capital Securities mature on March 1, 2027.

During May 2005, DaVinciRe amended and restated its credit agreement to extend the termination date of the revolving credit facility established thereunder from May 25, 2007 to May 25, 2010. All other material terms of and conditions in the credit agreement remained the same. The credit agreement provides for a $100 million committed revolving credit facility, the full amount of which was drawn in 2002 and remains outstanding. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 3.8% during the first six months of 2005 (2004 – 2.3%). The credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $250 million. At June 30, 2005, DaVinciRe was in compliance with the covenants of this agreement. The term of the credit facility may be further extended and the size of the facility may be increased to $125 million if certain conditions are met.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. ("RIHL"). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures also have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. As of April 29, 2005, the facility was amended to provide for an aggregate commitment of the lenders of $900 million and to extend the term until April 28, 2006. Subject to certain conditions, the size of the facility may be increased to $1.3 billion. At June 30, 2005, we had outstanding letters of credit under the facility aggregating $667.4 million and under all letters of credit facilities of $752.6 million.

Also, in connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re's capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at June 30, 2005. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600 million.

Credit Ratings

In July, following our announcement that our Chairman and CEO received a Wells Notice from the staff of the Securities and Exchange Commission (the "SEC"), as discussed herein under "Part II – Other Information – Item 1", (i) Standard & Poor's Ratings Services placed on CreditWatch with negative implications the counterparty credit, senior debt, and preferred stock ratings on the Company, the counterparty credit and financial strength ratings on Renaissance Reinsurance, and the counterparty credit and financial strength ratings on DaVinci; (ii) Moody's Investors Service Inc. placed under review for possible downgrade the senior debt, subordinated debt, and preferred stock ratings of the Company, the insurance financial strength rating of Renaissance Reinsurance, the capital securities rating of RenaissanceRe Capital Trust, and the capital securities rating of RenaissanceRe Capital Trust II; (iii) Fitch Ratings Ltd. placed on Rating Watch Negative the senior notes and preferred stock ratings of the Company, the insurer financial strength rating of Renaissance Reinsurance, and the capital securities rating of RenaissanceRe Capital Trust; and (iv) A.M. Best Company, Inc. announced that the various financial strength, issuer credit and debt ratings of the Company and its affiliates remain unchanged with a stable outlook.

SHAREHOLDERS' EQUITY

During the first three months of 2005, our consolidated shareholders' equity, including preference shares, increased by $179.0 million to $2,823.0 million as of June 30, 2005, from $2,644.0 million as of December 31, 2004. The change in shareholders' equity was due to our net income available to common shareholders of $216.3 million, offset by dividend payments to our common shareholders of $28.5 million and a reduction in accumulated other comprehensive income of $17.6 million.

INVESTMENTS

At June 30, 2005, we held investments totaling $5.1 billion, compared to $4.8 billion at December 31, 2004.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At June 30, 2005	At December 31, 2004
Fixed maturity investments available for sale, at fair value	$3,218,715	$3,223,292
Short term investments, at cost	687,356	608,292
Other investments, at fair value	838,199	684,590
Total managed investments portfolio	4,744,270	4,516,174
Equity investment in reinsurance company, at fair value	153,508	150,519
Investments in other ventures, under equity method	165,371	159,556
Total investments	$5,063,149	$4,826,249

Our total investments for the six months ended June 30, 2005 increased by $236.9 million from December 31, 2004 primarily from investing a portion of our net cash provided by operating activities in our investment portfolio, offset by a reduction in unrealized gains on our fixed maturity investments available for sale.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short-term notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly-rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At June 30, 2005, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2004 – AA), an average duration of 2.2 years (December 31, 2004 – 2.2 years) and an average yield to maturity of 4.0% (December 31, 2004 – 3.3%).

Other Investments

The table below shows our portfolio of other investments as at June 30, 2005 and December 31, 2004:

(in thousands of U.S. dollars)	At June 30, 2005	At December 31, 2004
Type of investment
Hedge funds	$316,585	$293,462
Senior secured bank loan fund	139,209	116,560
Private equity partnerships	113,237	82,381
Fixed income global opportunities fund	101,044	—
European high yield credit fund	87,720	87,689
Medium term note representing an interest in a pool of European fixed income securities	50,000	50,000
Non-US convertible fund	25,885	28,214
Miscellaneous other investments	4,519	26,284
Total investments	$838,199	$684,590

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $25.7 million and $13.6 million for the first six months of 2005 and 2004, respectively, of which $9.4 million for the first six months of 2005 and $3.9 million for the first six months of 2004 was related to net unrealized gains.

We have $211.7 million of unfunded committed capital to private equity partnerships at June 30, 2005.

Equity Investment in Reinsurance Company

The equity investment in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a ten-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. At June 30, 2005, we owned (exclusive of the warrant) 9.2% of Platinum's outstanding common shares. We have recorded our investment in Platinum at fair value, and at June 30, 2005 the aggregate fair value was $153.5 million, compared to $150.5 million at December 31, 2004. The fair value of the common shares is based on the market price of Platinum's shares as of the balance sheet date. The fair value of the warrant is estimated by the Company using the Black-Scholes option pricing model. The aggregate unrealized gain on the Platinum common shares of $41.8 million (December 31, 2004 – $38.9 million) is included in accumulated other comprehensive income. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FAS 133 and therefore changes in the fair value of the warrant were recorded prospectively in other income from November, 2004. For the six months ended June 30, 2005, a $0.1 million gain was recorded in other income representing an increase in the fair value of the warrant.

Investments in Other Ventures

The investments in other ventures, under equity method primarily include our investments in Channel Re, Top Layer Re and other ventures. The increase in this balance is primarily due to a $10.0 million investment we made during the first quarter of 2005 in Tower Hill, as well as the undistributed earnings in these ventures earned during the first six months of 2005. As with Channel Re, our equity pick-up from Tower Hill is recorded one quarter in arrears and accordingly our initial pick-up from this investment was recorded in the second quarter of 2005.

RIHL

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

Other

At June 30, 2005, $296.2 million of cash and cash equivalents and investments were invested in currencies other than the U.S. dollar, which represented 5.6% of our total cash and cash equivalents and investments.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of June 30, 2005, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At June 30, 2005
(in thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)
7.0% Senior Notes	$181,960	$10,500	$21,000	$150,460	$—
5.875% Senior Notes	138,952	5,875	11,750	5,875	115,452
Capital Securities	285,026	8,540	17,080	17,080	242,326
DaVinciRe revolving credit facility (2)	107,677	4,038	103,639	—	—
Private equity commitments	211,646	211,646	—	—	—
Operating lease obligations	52,701	3,940	7,902	7,562	33,297
Obligations under derivative contracts	4,168	1,285	2,545	338	—
Reserve for claims and claim expenses (3)	1,474,235	481,273	469,542	177,399	346,021
Total contractual obligations	$2,456,365	$727,097	$633,458	$358,714	$737,096

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2005 and 2006 based upon the current interest rate on the facility.

(3)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm.

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

CURRENT OUTLOOK

We currently anticipate the following developments in our business:

Reinsurance segment

Since 2001, there has been an increase in the number of traditional reinsurance companies dedicating capital to the property catastrophe reinsurance market. This increase, combined with the entrance of non-traditional market participants, has resulted in an excess of supply over demand in certain sectors of the market and, correspondingly, has caused deterioration in pricing and in terms and conditions. Therefore, during the first half of 2005 a growing number of transactions did not meet our hurdle rates and accordingly our property catastrophe reinsurance premiums declined in the first six months of 2005 as compared to the first six months of 2004. We also note that during 2004, we recorded $30.1 million of reinstatement premiums and $27.4 million of premiums on back-up covers related to the third quarter Florida hurricanes. If there is an absence of similar catastrophic events during 2005, we anticipate that such premiums will not recur and, therefore, the decline in property catastrophe reinsurance premiums in 2005 will be more pronounced.

During the first half of 2005, we also noted increased competition in the specialty reinsurance market, and accordingly we experienced a decrease in our premiums from specialty reinsurance for the first six months of 2005. Our premiums from this line of business are attributable to a relatively small number of large deals and the amount of the premiums can fluctuate significantly between quarters and between years depending upon the number of, and nature of, the transactions that we complete. We now expect that premiums from our specialty unit will likely be flat to modestly down for 2005 when compared to 2004.

Individual Risk segment

Various classes of Individual Risk business, in particular commercial property, have begun to experience deterioration in pricing and in terms and conditions due to increased competition. However, we have added several new program managers during the first half of 2005 and, accordingly, we expect our premiums from our Individual Risk segment to grow significantly in 2005 when compared to 2004.

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

Reserve Review

With the growth in our reserves for claims and claim expenses, we announced on May 3, 2005 that we would review the processes and assumptions for establishing and evaluating our reserves. We completed a review of our catastrophe reinsurance reserves in the second quarter of 2005 and we expect to review our specialty and Individual Risk reserves during the remainder of 2005. As a result of the review of our catastrophe reinsurance reserves, which is now complete, we reduced prior year net catastrophe reserves within our Reinsurance segment by $118.2 million. After adjusting for the impact of minority interest, our second quarter 2005 net income benefited by $108.2 million as a result of this review. The reserve changes reflect a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity in our catastrophe portfolio for the 1994 to 2004 accident years.

As noted in "Summary of Critical Accounting Policies and Estimates – Claims and Claim Expenses", because of the numerous factors which can affect reserves for claims and claim expenses, but which can not be determined with certainty in advance, we have a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable reserve development on prior years' reserves. In comparison to our property catastrophe portfolio of reinsurance coverage which we have been writing for over ten years, we do not have the benefit of a significant amount of our own historical experience in our specialty and Individual Risk lines. Accordingly, the review of our specialty and Individual Risk reserves may result in a change to those reserves; however, because of the uncertainties related to the outcome of this review, it is not possible for us to reasonably estimate the amount of any potential change to these reserves, including whether or not the review will result in an increase or a decrease to these reserves.

Other

We estimate that Hurricane Dennis will have a net negative impact of approximately $40 million on our third quarter results. We are currently evaluating the impact of Hurricane Emily, although we currently do not believe it will have a material impact on our third quarter results.

Government Investigations

The SEC, the New York Attorney General, certain state insurance regulatory authorities and others are investigating various practices within the insurance industry, including contingent commission payments to brokers, alleged "bid-rigging," and "steering", as well as the use of non-traditional, or loss mitigation, (re)insurance products. Government authorities are also currently investigating our restatement of the Company's financial statements. See "Part II — Other Information — Item 1." We cannot predict the effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

1.	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates, and the risk that the size of net claims relating to the 2004 Florida hurricane losses, the 2005 European windstorm and the 2005 Hurricanes Dennis and Emily described herein may change due to the developing nature of some of the reports and estimates of loss and damage to date;

2.	risks associated with implementing our business strategies and initiatives for organic growth, including risks relating to managing that growth;

3.	risks associated with the growth of our specialty reinsurance and Individual Risk businesses, particularly the development of our infrastructure to support this growth;

4.	risks relating to our strategy of relying on program managers, third party administrators, and other vendors to support our Individual Risk operations;

5.	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

6.	risks relating to the government investigation related to our restatement of the Company's financial statements, as well as the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance, and other industry practices, all of the possible consequences of which we are unable to foresee;

7.	the risk that ongoing investigative regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in a fashion which increases our costs or requires us to alter aspects of the way we do business;

8.	acts of terrorism, war or political unrest;

9.	the inherent uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

10.	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

11.	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

12.	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

13.	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

14.	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

15.	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

16.	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, Glencoe and RIHL, are subject to U.S. taxation;

17.	the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

18.	loss of services of any one of our key executive officers;

19.	risks relating to the collectibility of our reinsurance, including both our Reinsurance and Individual Risk operations, as well as risks relating to the availability of coverage from creditworthy providers;

20.	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third party payments for which we might be liable, a risk which may have increased as regards brokers in light of recent developments;

21.	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

22.	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, and the risk of increased global regulation of the insurance and reinsurance industry;

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

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in fair value of 2.2%, which equated to a decrease in fair value of approximately $85.9 million on a portfolio valued at $3,906.1 million at June 30, 2005. At December 31, 2004, the decrease in fair value would have been 2.2%, which equated to a decrease in fair value of approximately $84.3 million on a portfolio valued at $3,831.6 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

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

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, we will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. As of June 30, 2005, we had notional exposure of $25.0 million (December 31, 2004 – $30.0 million) related to foreign currency forward and option contracts purchased in connection with our underwriting operations. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During the first six months of 2005 and 2004, we incurred gains of $0.4 million and $1.2 million, respectively, on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar bonds and Euro denominated fixed income and other funds. As of June 30, 2005, our combined investment in these bonds and funds was $279.7 million (December 31, 2004 – $236.6 million). To hedge our exposure to currency fluctuations from these funds, we have entered into foreign currency forward and option contracts with notional exposure of $276.4 million (December 31,

2004 – $191.9 million). In the future, we may choose to increase our exposure to non-dollar investments. Foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in other comprehensive income or net realized gains (losses) on investments; the foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar assets are recorded through net foreign exchange gains (losses) in our statements of income. During the first six months of 2005 and 2004, we recorded a gain of $14.4 million and a loss of $1.4 million, respectively, on our foreign currency forward and option contracts related to our hedging of non-U.S. dollar investments.

Equity Price Risk

We are exposed to equity price risk principally due to our investment in the common shares and warrant to purchase additional common shares of Platinum (see "Summary of Results of Operations – Investments"), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum's common stock. The aggregate fair value of this investment in Platinum was $153.5 million at June 30, 2005 compared to $150.5 million at December 31, 2004. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $12.6 million decline in the fair value of the stock and a $6.3 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the stock would be recorded in net unrealized gains (losses) on securities and included in other comprehensive income in shareholders' equity. The decline in the fair value of the warrant would be recorded in other income. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity partnerships whose exit strategies often depend on the equity markets. Such investments totaled $530.9 million at June 30, 2005 (December 31, 2004 – $375.8 million).

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, and to a lesser extent, reinsurance premiums receivable and ceded reinsurance balances. At June 30, 2005 and December 31, 2004, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit default swaps to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At June 30, 2005, the maximum payments we were obligated to make under credit default swaps was $4.2 million (December 31, 2004 – $21.5 million). We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet at June 30, 2005 was a liability of $2.8 million (December 31, 2004 – $12.6 million). During the first six months of 2005 and 2004, we recorded losses of $2.2 million and $0.5 million, respectively, from these credit derivatives in our consolidated statement of income. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

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

Limitations on the effectiveness of controls:    Our Board of Directors and management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Further, we believe that the design of prudent controls must reflect appropriate resource constraints, such that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls, there can be no absolute assurance that all control issues and instances of fraud, if any, applicable to us have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some individuals, by collusion of more than one person, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at June 30, 2005, the Company's disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. During the second quarter of 2005 we completed a review of our processes and assumptions for establishing and evaluating our catastrophe reinsurance reserves. During this review we developed and completed certain procedures, relating to our catastrophe reserving, which should enhance our existing internal controls over loss reserving in future periods. We expect to complete a review of our specialty and Individual Risk reserves during the remainder of 2005. Except for the preceding items, there has been no change in the Company's internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General for the State of New York (the "NYAG") in March 2005, and a subpoena from the United States Attorney's Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney's Office also relate to our business practice review and/or to our determination to restate the Company's financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In July 2005, James N. Stanard, the Company's Chairman and CEO, received a Wells Notice from the staff of the SEC in connection with the SEC's investigation. The Wells Notice indicates that the staff intends to recommend that the SEC bring a civil enforcement action against Mr. Stanard alleging violations of federal securities laws. The Company understands that Michael W. Cash, a former officer of the Company, also received a Wells Notice in connection with the SEC's investigation. In April 2005, we also received subpoenas from the SEC and the NYAG relating to our investment in Channel Re. We are cooperating with the SEC, the NYAG, and the United States Attorney's Office in these ongoing investigations. We are unable to predict the ultimate impact, if any, these investigations may have on our business, including as to our senior management team. It is possible that the investigations may result in penalties or require remediation, or may otherwise impact out senior management team in a manner which may be adverse to us, perhaps materially so.

In late July 2005 and the first week of August 2005, at least three putative class action lawsuits were filed in the United States District Court for the Southern District of New York by purchasers of the Company's common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints allege that the Company and the other defendants violated the federal securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. Plaintiffs seek damages in an unspecified amount to compensate an alleged class of persons who purchased the Company's stock between January 24, 2002 and July 25, 2005. One of the actions also includes claims on behalf of purchasers of the Company's 6.08% Series C perpetual preference shares. No class has been certified in these actions, and the Company has not been served with the complaints. The Company intends to vigorously defend these lawsuits but is unable at this time to ascertain the impact this litigation may have on its financial position or results of operations.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases for the quarter ended June 30, 2005. RenaissanceRe's Board has authorized a share repurchase program of $150 million. No shares were purchased under this program in the six months ended June 30, 2005. See Note 5 of our Notes to Unaudited Consolidated Financial Statements for information regarding RenaissanceRe's stock repurchase plan.

	Shares purchased (1)	Average price per share	Maximum shares still available for repurchase (2)
			(in millions)
Beginning shares available to be repurchased			$150.0
April 1 - 30, 2005	145	$45.50	N/A
May 1 - 31, 2005	19,456	$45.20	N/A
June 1 - 30, 2005	4,845	$47.23	N/A
Total	24,446		$150.0

(1)	These purchases exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

(2)	The Company publicly announced its share repurchase program of $150 million on August 7, 2003. No expiration date has been established for this program.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	Our 2005 Annual General Meeting of Shareholders was held on June 9, 2005.

(b)	Proxies were solicited by our management pursuant to Regulation 14A under the Exchange Act; there was no solicitation of opposition to our nominees listed in the proxy statement; the reelected directors were re-elected for three year terms as described in item (c)(1) below.

The other directors, whose term of office as a director continued after the meeting are:

James N. Stanard
William I. Riker
Thomas A. Cooper
William F. Hecht
W. James MacGinnitie
Nicholas L. Trivisonno

(c)	The following matters were voted upon at the Annual General Meeting with the voting results indicated:

(1)	The Board Nominees Proposal

Our Bye-laws provide for a classified Board, divided into three classes of approximately equal size. At the 2005 Annual Meeting, the shareholders elected three of Class I Directors, who shall serve until our 2008 Annual Meeting.

Nominee	Votes For	Votes Against
Edmund B. Greene	62,844,334	230,686
Brian R. Hall	63,022,671	52,349
Jean D. Hamilton	63,015,552	55,151
Scott E. Pardee	63,019,869	59,468

(2)	The Auditors Proposal

Our shareholders voted to approve the appointment of Ernst & Young as our independent auditors for the 2005 fiscal year.

Votes For	Votes Against	Votes Abstained
63,028,097	27,322	19,601

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:
10.1	Second Amended and Restated Credit Agreement, dated as of May 25, 2005, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the "Lenders"), Citigroup Global Markets Inc., as lead arranger, bank manager and syndication agent, and Citibank, N.A., as administrative agent for the Lenders. (1)
10.2	Investment Manager Agreement, entered into as of July 1, 2005, by and between Renaissance Underwriting Managers, Ltd. and BlackRock Financial Management, Inc. (2)
10.3	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and Kevin J. O'Donnell.
10.4	Third Amendment to First Amended and Restated Reimbursement Agreement, dated as of April 29, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., the banks and financial institutions parties thereto, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, and certain co-documentation agents. (3)
31.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of James N. Stanard, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on June 1, 2005.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 8, 2005.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd's Current Report on Form 8-K, filed with the Commission on May 2, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.
By:	/s/ John M. Lummis John M. Lummis Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date: August 8, 2005