Form 10-Q
period 2005-09-30
RENAISSANCERE HOLDINGS LTD
filed 2005-11-09
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

The number of outstanding shares of RenaissanceRe Holdings Ltd.'s common shares, par value US $1.00 per share, as of November 8, 2005 was 71,271,525.

Total number of pages in this report:   56

RenaissanceRe Holdings Ltd.

INDEX TO FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1 —	Financial Statements
	Consolidated Balance Sheets as at September 30, 2005 (Unaudited) and December 31, 2004	3
	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (as restated)	4
	Unaudited Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2005 and 2004 (as restated)	5
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (as restated)	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2 —	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4 —	Controls and Procedures	52
Part II — OTHER INFORMATION		53
Item 1 —	Legal Proceedings
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 —	Defaults Upon Senior Securities
Item 4 —	Submission of Matters to a Vote of Security Holders
Item 5 —	Other Information
Item 6 —	Exhibits
Signature — RenaissanceRe Holdings Ltd.		56

PART I – FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	At
	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,093,550 and $3,181,664 at September 30, 2005 and December 31, 2004, respectively)	$3,085,509	$3,223,292
Short term investments, at cost	1,133,542	608,292
Other investments, at fair value	774,234	684,590
Total managed investment portfolio	4,993,285	4,516,174
Equity investment in reinsurance company, at fair value (Cost $84,199 at September 30, 2005 and December 31, 2004)	142,788	150,519
Investments in other ventures, under equity method	175,482	159,556
Total investments	5,311,555	4,826,249
Cash and cash equivalents	156,878	66,740
Premiums receivable	478,665	206,813
Ceded reinsurance balances	97,066	61,303
Losses recoverable	543,460	217,788
Accrued investment income	26,754	30,060
Deferred acquisition costs	121,589	70,933
Other assets	55,637	46,432
Total assets	$6,791,604	$5,526,318
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses	$2,300,231	$1,459,398
Reserve for unearned premiums	706,303	365,335
Debt	350,000	350,000
Subordinated obligation to capital trust	103,093	103,093
Reinsurance balances payable	340,954	188,564
Net payable on investments purchased	139,573	941
Other liabilities	60,977	67,151
Total liabilities	4,001,131	2,534,482
Minority Interest – DaVinciRe	299,780	347,794
Shareholders' Equity
Preference shares	500,000	500,000
Common shares and additional paid-in capital	339,811	328,896
Accumulated other comprehensive income	28,382	78,960
Retained earnings	1,622,500	1,736,186
Total shareholders' equity	2,490,693	2,644,042
Total liabilities, minority interest, and shareholders' equity	$6,791,604	$5,526,318

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2005 and 2004
(in thousands of United States Dollars, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(Restated)		(Restated)
Revenues
Gross premiums written	$382,790	$273,218	$1,520,606	$1,380,382
Net premiums written	$290,124	$219,237	$1,293,806	$1,205,381
Decrease (increase) in unearned premiums	58,224	130,557	(305,204)	(198,493)
Net premiums earned	348,348	349,794	988,602	1,006,888
Net investment income	61,142	39,487	158,126	104,370
Net foreign exchange gains (losses)	1,729	(1,839)	9,577	1,034
Equity in earnings of other ventures	7,623	9,058	22,988	20,501
Other (loss) income	(1,256)	(4,855)	(1,566)	(4,435)
Net realized gains (losses) on investments	5,192	15,023	(3,414)	20,624
Total revenues	422,778	406,668	1,174,313	1,148,982
Expenses
Net claims and claim expenses incurred	662,729	738,502	973,176	971,417
Acquisition expenses	65,955	72,434	163,037	194,512
Operational expenses	22,859	10,116	65,079	38,994
Corporate expenses	21,815	4,520	41,848	14,058
Interest expense	6,936	6,683	20,508	19,288
Total expenses	780,294	832,255	1,263,648	1,238,269
Loss before minority interest and taxes	(357,516)	(425,587)	(89,335)	(89,287)
Minority interest – DaVinciRe (benefit) expense	(78,978)	(89,888)	(44,311)	(57,406)
Loss before taxes	(278,538)	(335,699)	(45,024)	(31,881)
Income tax (expense) benefit	—	(4,003)	—	(4,003)
Net loss	(278,538)	(339,702)	(45,024)	(35,884)
Dividends on preference shares	8,758	8,758	25,987	22,471
Net loss attributable to common shareholders	$(287,296)	$(348,460)	$(71,011)	$(58,355)
Net loss attributable to common shareholders per Common Share – basic	$(4.07)	$(4.97)	$(1.01)	$(0.84)
Net loss attributable to common shareholders per Common Share – diluted (1)	$(4.07)	$(4.97)	$(1.01)	$(0.84)
Dividends declared per common share	$0.20	$0.19	$0.60	$0.57

(1)	In accordance with SFAS 128, diluted EPS calculations use weighted average common shares outstanding – basic, when in a net loss position.

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2005 and 2004
(in thousands of United States Dollars)
(Unaudited)

	Nine months ended
	September 30, 2005	September 30, 2004
		(Restated)
Preference shares
Balance – January 1	$500,000	$250,000
Issuance of Preference Shares	—	250,000
Balance – September 30	500,000	500,000
Common stock and additional paid-in capital
Balance – January 1	328,896	314,414
Exercise of options, and issuance of restricted stock awards	11,636	17,796
Repurchase of shares	(721)	—
Offering expenses	—	(8,182)
Balance – September 30	339,811	324,028
Accumulated other comprehensive income
Balance – January 1	78,960	113,382
Net unrealized losses on securities, net of adjustment (see disclosure below)	(50,578)	(26,025)
Balance – September 30	28,382	87,357
Retained earnings
Balance – January 1	1,736,186	1,656,847
Net loss	(45,024)	(35,884)
Dividends paid on Common Shares	(42,675)	(40,274)
Dividends paid on Preference Shares	(25,987)	(22,471)
Balance – September 30	1,622,500	1,558,218
Total Shareholders' Equity	$2,490,693	$2,469,603
Comprehensive loss (1)
Net loss	$(45,024)	$(35,884)
Other comprehensive loss	(50,578)	(26,025)
Comprehensive loss	$(95,602)	$(61,909)
Disclosure regarding net unrealized (gains) losses
Net unrealized holding gains (losses) arising during period	$(53,992)	$(5,401)
Net realized losses (gains) included in net loss	3,414	(20,624)
Change in net unrealized gains on securities	$(50,578)	$(26,025)

(1)	Comprehensive loss was $311.5 million and $327.5 million for the three months ended September 30, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004
(in thousands of United States Dollars)
(Unaudited)

	Nine months ended
	September 30, 2005	September 30, 2004
		(Restated)
Cash flows provided by operating activities
Net loss	$(45,024)	$(35,884)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	8,216	13,129
Net realized investment losses (gains)	3,414	(20,624)
Equity in undistributed earnings of other ventures	(5,748)	(20,501)
Net unrealized gains included in investment income	(22,587)	(5,720)
Net unrealized losses included in other (loss) income	5,323	6,927
Minority interest in undistributed net loss of DaVinciRe	(44,311)	(57,406)
Change in:
Premiums receivable	(271,852)	(102,849)
Ceded reinsurance balances	(35,763)	(34,152)
Deferred acquisition costs	(50,656)	(22,495)
Reserve for claims and claim expenses, net	515,161	746,317
Reserve for unearned premiums	340,968	232,646
Reinsurance balances payable	152,390	46,223
Other	(7,077)	6,151
Net cash provided by operating activities	542,454	751,762
Cash flows used in investing activities
Proceeds from sales of investments available for sale	23,733,463	12,891,488
Purchases of investments available for sale	(23,514,089)	(13,343,912)
Net purchases of short term investments	(525,250)	(36,816)
Net purchases of other investments	(67,057)	(215,499)
Net purchases of investments in other ventures	(10,000)	(88,920)
Net cash used in investing activities	(382,933)	(793,659)
Cash flows (used in) provided by financing activities
Dividends paid – common shares	(42,675)	(40,274)
Dividends paid – preference shares	(25,987)	(22,471)
RenaissanceRe share repurchase	(721)	—
DaVinciRe share repurchase	—	(61,236)
Issuance of preference shares, net of expenses	—	241,818
Net cash (used in) provided by financing activities	(69,383)	117,837
Net increase in cash and cash equivalents	90,138	75,940
Cash and cash equivalents, beginning of period	66,740	63,397
Cash and cash equivalents, end of period	$156,878	$139,337

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

1.	The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company's consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, and estimates of written and earned premiums. This report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K. RenaissanceRe Holdings Ltd. and Subsidiaries include the following entities:

•	RenaissanceRe Holdings Ltd. ("RenaissanceRe" or the "Company"), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. ("Renaissance Reinsurance") is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company, through its Ventures business unit, also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. ("Top Layer Re"), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. ("DaVinci"). The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinci's parent, DaVinciRe Holdings Ltd. ("DaVinciRe"). The results of DaVinci, and the results of DaVinciRe, are consolidated in the Company's financial statements. Minority interests represent the interests of external parties with respect to net income (loss) and shareholders' equity of DaVinciRe. Renaissance Underwriting Managers Ltd., a wholly-owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company's Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. ("Glencoe Group"). These operating subsidiaries principally include Stonington Insurance Company ("Stonington"), which writes business on an admitted basis, and Glencoe Insurance Ltd. ("Glencoe") and Lantana Insurance Ltd. ("Lantana"), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

The Company invests in certain other investments, including an investment in ChannelRe Holdings Ltd. ("Channel Re"), which is recorded using the equity method, and an investment in Platinum Underwriters Holdings, Ltd. ("Platinum"), which is recorded at fair value.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	During the fourth quarter of 2004 the Company discovered errors in the timing of the recognition of premium on multi-year ceded reinsurance contracts which affected the first three quarters of 2004. Although these errors were not material to the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the reversal of the errors was material to the quarter ended December 31, 2004 and, therefore, the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, have been adjusted from the previously reported amounts to report the premium in the correct quarters, as disclosed in Note 21, Quarterly Financial Results (Unaudited), to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain amounts in this Form 10-Q have been restated to reflect the changes from the amounts reported in the Company's Form 10-Q for the quarterly period ended September 30, 2004.

3.	The Company purchases reinsurance and other protection to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions. The Company would remain liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $191.0 million and $140.8 million for the nine month periods ended September 30, 2005 and 2004, respectively. In addition to loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the nine months ended September 30, 2005 were $344.4 million compared to $106.6 million for the nine months ended September 30, 2004.

4.	Basic earnings (loss) per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings (loss) per common share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings (loss) per common share:

Three months ended September 30,	2005	2004
(in thousands of U.S. dollars except share and per share data)		(Restated)

Numerator:
Net loss attributable to common shareholders	$(287,296)	$(348,460)
Denominator:
Denominator for basic loss per common share –
Weighted average common shares	70,631,975	70,098,215
Per common share equivalents of employee stock options and restricted shares	1,207,530	1,799,319
Denominator for diluted loss per common share –
Adjusted weighted average common shares and assumed conversions *	71,839,505	71,897,534
Basic loss per common share	$(4.07)	$(4.97)
Diluted loss per common share *	$(4.07)	$(4.97)

*	In accordance with SFAS 128, diluted EPS calculations use weighted average common shares – basic, when in a net loss position.

Nine months ended September 30,	2005	2004
(in thousands of U.S. dollars except share and per share data)		(Restated)
Numerator:
Net loss attributable to common shareholders	$(71,011)	$(58,355)
Denominator:
Denominator for basic loss per common share –
Weighted average common shares	70,525,061	69,735,244
Per common share equivalents of employee stock options and restricted shares	1,410,391	1,988,963
Denominator for diluted loss per common share –
Adjusted weighted average common shares and assumed conversions *	71,935,452	71,724,207
Basic loss per common share	$(1.01)	$(0.84)
Diluted loss per common share *	$(1.01)	$(0.84)

*	In accordance with SFAS 128, diluted EPS calculations use weighted average common shares – basic, when in a net loss position.

5.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.20 per share to shareholders of record on each of March 15, June 15, and September 15, 2005.

The Board of Directors has authorized a share repurchase program of $150 million. RenaissanceRe's decision to repurchase common shares will depend on, among other matters, the market price of the common shares and capital requirements of RenaissanceRe. See "Part II — Other Information — Item 2."

6.	Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" ("FAS 148"). Under the fair value recognition provisions of FAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the service period.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)") on January 1, 2006. Because FAS 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because the Company adopted FAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under FAS 123 will be recognized under FAS 123(R). The Company estimates that the additional compensation expense related to unvested grants that were issued prior to January 1, 2003 will not be material upon adoption of FAS 123(R). Had the Company adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the transitional disclosure provisions of FAS 148. In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company's net loss and loss per share for all reported periods had the compensation cost been calculated based upon the fair value method recommended in FAS 123:

Three months ended September 30,	2005	2004
(in thousands of U.S. dollars, except per share data)		(Restated)
Net loss attributable to common shareholders, as reported	$(287,296)	$(348,460)
Add: stock based employee compensation cost
included in determination of net loss	4,112	4,224
Deduct: fair value compensation cost under FAS 123	(4,481)	(4,652)
Pro-forma net loss	$(287,665)	$(348,888)
Loss per share
Basic – as reported	$(4.07)	$(4.97)
Basic – pro-forma	$(4.07)	$(4.98)
Diluted – as reported *	$(4.07)	$(4.97)
Diluted – pro-forma *	$(4.07)	$(4.98)

*	In accordance with SFAS 128, diluted EPS calculations use weighted average common shares – basic, when in a net loss position.

Nine months ended September 30,	2005	2004
(in thousands of U.S. dollars, except per share data)		(Restated)
Net loss attributable to common shareholders, as reported	$(71,011)	$(58,355)
Add: stock based employee compensation cost
included in determination of net loss	14,302	11,786
Deduct: fair value compensation cost under FAS 123	(15,477)	(13,873)
Pro-forma net loss	$(72,186)	$(60,442)
Loss per share
Basic – as reported	$(1.01)	$(0.84)
Basic – pro-forma	$(1.02)	$(0.87)
Diluted – as reported *	$(1.01)	$(0.84)
Diluted – pro-forma *	$(1.02)	$(0.87)

*	In accordance with SFAS 128, diluted EPS calculations use weighted average common shares – basic, when in a net loss position.

7.	We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our property catastrophe reinsurance and specialty reinsurance business units and through joint ventures and other activities managed by Ventures. Only Ventures' business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results. The results of Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

Our Individual Risk segment provides primary insurance and quota share reinsurance. The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the individual segments.

A summary of the significant components of our revenues and expenses for the three and nine month periods ended September 30, 2005 and 2004 is as follows:

Three months ended September 30, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars)
Gross premiums written (1)	$214,471	$168,319	$—	$382,790
Net premiums written	$174,307	$115,817	—	$290,124
Net premiums earned	$230,519	$117,829	—	$348,348
Net claims and claim expenses incurred	512,190	150,539	—	662,729
Acquisition expenses	28,756	37,199	—	65,955
Operational expenses	16,445	6,414	—	22,859
Underwriting loss	$(326,872)	$(76,323)	—	(403,195)
Net investment income			61,142	61,142
Equity in earnings of other ventures			7,623	7,623
Other (loss) income			(1,256)	(1,256)
Interest and preference share dividends			(15,694)	(15,694)
Minority interest – DaVinciRe			78,978	78,978
Other items, net			(20,086)	(20,086)
Net realized gains on investments			5,192	5,192
Net loss attributable to common shareholders			$115,899	$(287,296)
Net claims and claim expenses incurred – current accident year	$665,644	$160,700		$826,344
Net claims and claim expenses incurred – prior years	(153,454)	(10,161)		(163,615)
Net claims and claim expenses incurred – total	$512,190	$150,539		$662,729
Net claims and claim expense ratio – accident year	288.8%	136.4%		237.2%
Net claims and claim expense ratio – calendar year	222.2%	127.8%		190.2%
Underwriting expense ratio	19.6%	37.0%		25.5%
Combined ratio	241.8%	164.8%		215.7%

(1)	Reinsurance segment gross premiums written excludes $11.1 million of premiums assumed from the Individual Risk segment.

Three months ended September 30, 2004 (Restated)	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars)
Gross premiums written (1)	$132,191	$141,027	$—	$273,218
Net premiums written	$113,244	$105,993	—	$219,237
Net premiums earned	$265,570	$84,224	—	$349,794
Net claims and claim expenses incurred	570,225	168,277	—	738,502
Acquisition expenses	40,264	32,170	—	72,434
Operational expenses	5,135	4,981	—	10,116
Underwriting loss	$(350,054)	$(121,204)	—	(471,258)
Net investment income			39,487	39,487
Equity in earnings of other ventures			9,058	9,058
Other (loss) income			(4,855)	(4,855)
Interest and preference share dividends			(15,441)	(15,441)
Minority interest – DaVinciRe			89,888	89,888
Other items, net			(10,362)	(10,362)
Net realized gains on investments			15,023	15,023
Net loss attributable to common shareholders			$122,798	$(348,460)
Net claims and claim expenses incurred – current accident year	$586,436	$176,510		$762,946
Net claims and claim expenses incurred – prior years	(16,211)	(8,233)		(24,444)
Net claims and claim expenses incurred – total	$570,225	$168,277		$738,502
Net claims and claim expense ratio – accident year	220.8%	209.6%		218.1%
Net claims and claim expense ratio – calendar year	214.7%	199.8%		211.1%
Underwriting expense ratio	17.1%	44.1%		23.6%
Combined ratio	231.8%	243.9%		234.7%

(1)	Reinsurance segment gross premiums written excludes $16.7 million of premiums assumed from the Individual Risk segment.

Nine months ended September 30, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars)
Gross premiums written (1)	$1,023,094	$497,512	$—	$1,520,606
Net premiums written	$886,917	$406,889	—	$1,293,806
Net premiums earned	$637,540	$351,062	—	$988,602
Net claims and claim expenses incurred	680,251	292,925	—	973,176
Acquisition expenses	62,567	100,470	—	163,037
Operational expenses	48,056	17,023	—	65,079
Underwriting loss	$(153,334)	$(59,356)	—	(212,690)
Net investment income			158,126	158,126
Equity in earnings of other ventures			22,988	22,988
Other (loss) income			(1,566)	(1,566)
Interest and preference share dividends			(46,495)	(46,495)
Minority interest – DaVinciRe			44,311	44,311
Other items, net			(32,271)	(32,271)
Net realized losses on investments			(3,414)	(3,414)
Net loss attributable to common shareholders			$141,679	$(71,011)
Net claims and claim expenses incurred – current accident year	$917,525	$301,922		$1,219,447
Net claims and claim expenses incurred – prior years	(237,274)	(8,997)		(246,271)
Net claims and claim expenses incurred – total	$680,251	$292,925		$973,176
Net claims and claim expense ratio – accident year	143.9%	86.0%		123.4%
Net claims and claim expense ratio – calendar year	106.7%	83.4%		98.4%
Underwriting expense ratio	17.4%	33.5%		23.1%
Combined ratio	124.1%	116.9%		121.5%

(1)	Reinsurance segment gross premiums written excludes $24.3 million of premiums assumed from the Individual Risk segment.

Nine months ended September 30, 2004 (Restated)	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars)
Gross premiums written (1)	$1,007,825	$372,557	$—	$1,380,382
Net premiums written	$879,925	$325,456	—	$1,205,381
Net premiums earned	$713,766	$293,122	—	$1,006,888
Net claims and claim expenses incurred	693,780	277,637	—	971,417
Acquisition expenses	92,011	102,501	—	194,512
Operational expenses	21,885	17,109	—	38,994
Underwriting loss	$(93,910)	$(104,125)	—	(198,035)
Net investment income			104,370	104,370
Equity in earnings of other ventures			20,501	20,501
Other (loss) income			(4,435)	(4,435)
Interest and preference share dividends			(41,759)	(41,759)
Minority interest – DaVinciRe			57,406	57,406
Other items, net			(17,027)	(17,027)
Net realized gains on investments			20,624	20,624
Net loss attributable to common shareholders			$139,680	$(58,355)
Net claims and claim expenses incurred – current accident year	$754,221	$293,027		$1,047,248
Net claims and claim expenses incurred – prior years	(60,441)	(15,390)		(75,831)
Net claims and claim expenses incurred – total	$693,780	$277,637		$971,417
Net claims and claim expense ratio – accident year	105.7%	100.0%		104.0%
Net claims and claim expense ratio – calendar year	97.2%	94.7%		96.5%
Underwriting expense ratio	16.0%	40.8%		23.2%
Combined ratio	113.2%	135.5%		119.7%

(1)	Reinsurance segment gross premiums written excludes $17.4 million of premiums assumed from the Individual Risk segment.

8.	In the first quarter of 2005, the Company made a $10.0 million equity investment in Tower Hill Holdings Inc. ("Tower Hill"), which is accounted for under the equity method of accounting, and a $5.0 million loan to Tower Hill Insurance Group ("Tower Hill Insurance"), a managing general agency under common ultimate ownership with Tower Hill. The Company has entered into reinsurance agreements with certain subsidiaries of Tower Hill and has also entered into reinsurance agreements with respect to business produced by Tower Hill Insurance. During the first nine months of 2005 and 2004, gross written premiums assumed from Tower Hill and its subsidiaries and produced by Tower Hill Insurance and its affiliates totaled $71.2 million and $67.7 million, respectively, gross earned premiums assumed totaled $67.5 million and $60.8 million, respectively and commissions incurred were $19.0 million and $17.9 million, respectively. The Company had a net related outstanding receivable balance of $5.6 million as of September 30, 2005.

9.	The Company's estimates of losses from the third quarter 2005 Hurricanes Dennis, Katrina and Rita, as well as our estimate of losses for Hurricane Wilma, which occurred subsequent to September 30, 2005, are based on factors including currently available information derived from the Company's preliminary claims information from clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of the Company's contracts. Due to the size and unusual complexity of the issues relating to Hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, various of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if the Company's reinsurers or other obligors fail to meet their obligations to it. The Company's actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

10.	Legal Proceedings

The Company received a subpoena from the Securities and Exchange Commission (the "SEC") in February 2005, a subpoena from the Office of the Attorney General for the State of New York (the "NYAG") in March 2005, and a subpoena from the United States Attorney's Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney's Office also relate to the Company's business practice review and to its determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

In July 2005, James N. Stanard, the Company's then Chairman and CEO, received a Wells Notice from the staff of the SEC in connection with the SEC's investigation. The Wells Notice indicates that the staff intends to recommend that the SEC bring a civil enforcement action against Mr. Stanard alleging violations of federal securities laws. The Company understands that Michael W. Cash, a former officer of the Company, also received a Wells Notice in connection with the SEC's investigation. In addition, in September 2005, the Company received a Wells Notice in connection with the SEC's investigation. The Wells Notice indicates that the staff intends to recommend that the SEC bring a civil enforcement action against the Company alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties, and disgorgement. In April 2005, the Company also received subpoenas from the SEC and the NYAG relating to its investment in Channel Re.

The Company is cooperating with the SEC, the NYAG, and the United States Attorney's Office in these ongoing investigations. The SEC and the United States Attorneys' Office have continued to request information from the Company in connection with their investigations. They have interviewed and deposed a number of current and former officers and employees of the Company, and have indicated that they plan to conduct additional interviews or depositions of such individuals. It is possible that additional current or former officers or employees could be interviewed or deposed in the future. It is possible that additional investigations or proceedings may be commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. The Company is unable to predict the ultimate outcome of these investigations or the impact these investigations may have on its business, including as to its senior management team. These investigations could result in penalties, require remediation, or otherwise impact the Company and/or its senior management team in a manner which may be adverse to it, perhaps materially so. The Company intends to continue to cooperate with these investigations.

Since late July 2005, at least seven putative class action lawsuits have been filed in the United States District Court for the Southern District of New York by purchasers of the Company's common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints allege that the Company and the other defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in U.S.

Exchange Act filings and public statements. Plaintiffs seek damages in an unspecified amount to compensate an alleged class of persons who purchased the Company's stock between January 24, 2002 and July 25, 2005 (one suit purports to be filed on behalf of purchasers between October 21, 2003 and July 25, 2005). One of the actions also includes claims on behalf of purchasers of the Company's 6.08% Series C perpetual preference shares. No class has been certified in these actions, and the Company has not been served with the complaints. The Company intends to vigorously defend these lawsuits but is unable at this time to ascertain the impact this litigation may have on its financial position or results of operations.

In addition to the above, the Company is, from time to time, a party to litigation and arbitration that arises in the normal course of its business operations. While any such litigation or arbitration contains an element of uncertainty, the Company believes that any such litigation or arbitration to which it is presently a party is not likely to have a material adverse effect on its business or operations.

11.	Subsequent events

Subsequent to September 30, 2005, the Company was negatively impacted by Hurricane Wilma. The Company currently estimates, on a preliminary basis, that Hurricane Wilma will have a net negative impact of approximately $250 million to $300 million on its fourth quarter results.

The Company announced on November 1, 2005 the resignation of Mr. Stanard as Chairman and Chief Executive Officer in light of the ongoing investigations resulting from the Company's restatement of its financial results. Pursuant to the terms of the Company's Sixth Amended and Restated Employment Agreement with Mr. Stanard and the Company's stock incentive plans, upon Mr. Stanard's resignation he (i) vested in all options granted to him under the Company's 2004 Stock Option Incentive Plan, which options shall remain exercisable until the expiration of their stated term, subject to Mr. Stanard's continued compliance with certain noncompetition obligations, and (ii) vested in all options and shares of restricted stock granted to him under the Company's 2001 Stock Incentive Plan and the Company's Second Amended and Restated 1993 Stock Incentive Plan, with options remaining exercisable for thirty days following his termination of employment. The Company expects to incur an expense of approximately $13.3 million in the fourth quarter of 2005 due to the accelerated vesting of these options and shares in accordance with pre-existing contractual obligations. Mr. Stanard forfeits his premium options in the event that he competes with the Company prior to him exercising his premium options.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2005 and 2004 and financial condition as of September 30, 2005. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We also caution readers regarding certain forward-looking statements made in this 10-Q and direct readers to the Safe Harbor Disclosure included in this filing.

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

2)	Specialty reinsurance written for our own account and DaVinci covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in the first nine months of 2005 includes various classes of business, such as catastrophe exposed workers' compensation, surety, terrorism and medical malpractice. We believe that we are seen as a market leader in certain of these classes of business, such as catastrophe exposed workers' compensation, surety and terrorism, and that we have a growing reputation as a "first call" market for these products.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in other market participants, such as our investments in Channel Re and Platinum, and other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal products include: 1) commercial and homeowners property coverages, including catastrophe-exposed products; 2) commercial liability coverages, including general, automobile, professional and various specialty products; 3) multi-peril crop insurance; and 4) reinsurance of other insurers on a quota share basis.

Our Individual Risk business is primarily produced through three distribution channels: 1) program managers - where we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) quota share reinsurance - where we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions; and 3) brokers - where we write primary insurance through licensed intermediaries on a risk-by-risk basis.

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington, which writes on an admitted basis. As noted above, we rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Group Services Inc., which conducts initial due diligence as well as ongoing monitoring.

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

Modeling

We have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS©). REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. Catastrophe exposure data is gathered from clients and this exposure data is input into our REMS© modeling system. The REMS© modeling system enables us to measure each policy on a consistent basis and provides us with a measurement of an appropriate price to charge for each policy based upon the risk that is assumed. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program. While REMS© is most developed in analyzing catastrophe risks, it is also used for analyzing other classes of risk. Our tools for assessing non-catastrophe risks are less sophisticated and less well developed than those for catastrophe risks. We are working to better develop our analytical techniques relating to non-catastrophe risks.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Claims and Claim Expense Reserves

We believe that the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred. Our estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance will be material. Also, reserving for our Reinsurance and Individual Risk businesses can involve added uncertainty because of the dependence on information from ceding companies, the time lag inherent in reporting information from the primary insurer to us, and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of paid and incurred losses and may sometimes also include an estimate of incurred but not reported reserves ("IBNR").

For our property catastrophe reinsurance business, which is generally characterized by loss events of low frequency and high severity, reporting of claims in general tends to be prompt (as compared to reporting of claims for "long-tail" products, which tends to be slower). However, the timing of claims reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes or earthquakes); the geographic area involved; and the quality of each customer's claims management and reserving practices. Management's judgments regarding these factors are reflected in management's reserve estimates. Because the events from which claims arise under policies written by our property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, we are often able to use independent reports of such events to augment our loss reserve estimation process. However, based upon the amount and timing of the reported claims from any one or more catastrophic events, such reserve estimates may change significantly from one quarter to another. Once we receive a notice of loss under a catastrophe reinsurance contract, we are generally able to process such claims promptly.

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

Adjustments to our prior year estimated claims reserves will impact our current year net income (loss) by increasing our net income or decreasing our net loss if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income or increasing our net loss if the prior year estimated claims reserves prove to be insufficient. During the nine months ended September 30, 2005 and 2004, changes to prior year estimated claims reserves had the following impact: during the first nine months of 2005, prior year estimated claims reserves were reduced by $246.3 million and there was a corresponding decrease to net loss; and during the first nine months of 2004, prior year estimated claims reserves were reduced by $75.8 million and there was a corresponding decrease to net loss. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. See "Reserves for Claims and Claim Expenses."

With the growth in our reserves for claims and claim expenses, we announced on May 3, 2005 that we would review the processes and assumptions for establishing and evaluating our reserves. We completed a review of our property catastrophe reinsurance and specialty reinsurance reserves in the second and third quarters of 2005, respectively. We expect to complete a review of our Individual Risk reserves during the fourth quarter of 2005.

As a result of the review of our property catastrophe reinsurance reserves, we reduced prior year net property catastrophe reserves within our Reinsurance segment by $118.2 million during the second quarter of 2005. After adjusting for the impact of minority interest, our second quarter 2005 net income benefited by $108.2 million as a result of this review. The reserve changes reflect a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity in our property catastrophe portfolio for the 1994 to 2004 accident years.

As a result of the review of our specialty reinsurance reserves in the third quarter of 2005, we reduced the specialty reinsurance reserves within our Reinsurance segment by $129.9 million during the third quarter of 2005. After adjusting for the impact of minority interest, our third quarter 2005 net loss was reduced by $117.6 million as a result of this review.

When we established our specialty reinsurance business unit in 2002, as discussed above, we adopted the Bornhuetter-Ferguson actuarial technique to estimate incurred but not reported reserves for this line of business. This technique, which we continue to use, requires us to estimate an ultimate claims and claim expense ratio and select an estimated loss reporting pattern. In completing our specialty reinsurance review we reviewed substantially all of our case reserves and additional case reserves as well as our estimates of the ultimate claims and claim expense ratios and loss reporting patterns. In addition, we significantly expanded our specialty reinsurance reserving groupings and also took into consideration contracts which have been commuted. The reduction in our specialty reinsurance reserves is principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience.

As noted above, because of the numerous factors which can affect reserves for claims and claim expenses, but which can not be determined with certainty in advance, we have a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable reserve development on our reserves for older accident years. In comparison to our property catastrophe portfolio of reinsurance coverage which we have been writing for over ten years, we do not have the benefit of a significant amount of our own historical experience in our Individual Risk lines. The review of our Individual Risk reserves, which we expect to complete in the first quarter of 2006, may result in a change to those reserves; however, because of the uncertainties related to the outcome of this review, it is not possible for us to reasonably estimate the amount of any potential change to these reserves, including whether or not the review will result in an increase or a decrease to these reserves.

During the third quarter of 2005 we incurred significant losses from Hurricanes Dennis, Katrina and Rita. Our estimates of these losses, as well as our preliminary estimate of losses for Hurricane Wilma, which occurred subsequent to September 30, 2005 and will be recorded in our fourth quarter results, are based on factors including currently available information derived from preliminary claims information from our clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. In particular, due to the size and unusual complexity of the issues relating to Hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and accordingly, various of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

The amount of losses recoverable ultimately collected is also open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency and elective run-off, contractual dispute and various other reasons. Amounts estimated to be uncollectible are reflected in a valuation allowance that reduces losses recoverable and net income. We estimate the valuation allowance by applying specific percentages against each recovery based on the counterparty's credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. The valuation allowance against losses recoverable was $14.1 million at September 30, 2005 (December 31, 2004 – $13.1 million).

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total estimated written premiums in our Individual Risk business at September 30, 2005 and 2004 were $40.7 million and $32.5 million, respectively. Total estimated earned premiums at September 30, 2005 and 2004 were $8.0 million and $4.2 million, respectively. Total estimated incurred commissions at September 30, 2005 and 2004 were $3.0 million and $1.2 million, respectively. Management tracks the actual premium written and earned and commissions incurred and compares these to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date such subsequent adjustments have not been material.

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

Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon paid losses and case reserves reported in the period. Reinstatement premiums are earned when written.

Ceded premiums are also recognized on the date the contract is bound and are deducted from gross written premium, to arrive at net premiums written. Ceded premiums are earned over the terms of the related contracts and policies, and are reflected as a reduction to gross premiums earned to arrive at net premiums earned.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended September 30, 2005 compared to the three months ended September 30, 2004

Summary Overview

We recorded a net loss attributable to common shareholders of $287.3 million in the third quarter of 2005, principally as a result of net claims and claim expenses incurred from hurricanes Dennis, Katrina and Rita. These three hurricanes, which occurred in the third quarter of 2005, decreased our net income by approximately $572.6 million. This compares to a net loss attributable to common shareholders of $348.5 million in the third quarter of 2004. The 2004 net loss was principally as a result of net claims and claim expenses incurred from Hurricanes Charley, Frances, Ivan and Jeanne which occurred during the third quarter of 2004 and decreased our net income by $520.0 million in the third quarter of 2004.

The net negative impact of $572.6 million on our financial results from the third quarter 2005 hurricanes impacted our Reinsurance segment by $481.9 million and our Individual Risk segment by $90.7 million. The $520.0 million net negative impact from the 2004 third quarter hurricanes impacted our Reinsurance segment by $387.0 million and our Individual Risk segment by $133.0 million. Net negative impact includes the sum of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, and minority interest.

The net negative impact described above is based on our estimates following a review of our potential exposures and discussions with counterparties. Given the magnitude and recent occurrence of these events, delays in receiving claims data, the unusual complexity of the coverage and legal issues relating to Hurricane Katrina, and the other uncertainties inherent in loss estimation, meaningful additional uncertainty remains regarding total covered losses for the insurance industry from these events and accordingly, our estimates are subject to change as new or revised data is received from our counterparties, and other factors. Changes in these estimates will be recorded in the period in which they occur.

Our third quarter 2005 results were also impacted by our previously announced specialty reinsurance reserve review. On May 3, 2005, we announced that we would undertake a review of our processes and assumptions used in establishing our reserves during 2005. We completed a review of our specialty reinsurance reserves during the third quarter of 2005. As a result of this review, we reduced our specialty reinsurance reserves within our Reinsurance segment by $129.9 million. After adjusting for the impact of minority interest, the specialty reinsurance reserve review decreased our net loss by $117.6 million in the third quarter of 2005.

Following is supplemental financial data regarding the net financial statement impact of the 2005 hurricanes and specialty reserve review and the impact on our claims and claim expenses incurred and loss ratios by segment.

Analysis of net financial statement impact from the 2005 hurricanes and specialty reserve review:

	Three months ended September 30, 2005
(in millions of U.S. dollars)	Net claims and claim expenses incurred	Other (1)	Minority interest	Total
Third quarter 2005 hurricanes
Hurricane Katrina	$520.7	$36.8	$(100.5)	$457.0
Hurricane Rita	105.0	1.2	(12.3)	93.9
Hurricane Dennis	23.2	—	(1.5)	21.7
Subtotal – third quarter 2005 hurricanes	648.9	38.0	(114.3)	572.6
Specialty reserve review	(129.9)	—	12.3	(117.6)
Net negative (positive) financial statement impact	$519.0	$38.0	$(102.0)	$455.0

(1)	Other consists of assumed and ceded earned reinstatement premiums and lost profit commissions.

Analysis of net claims and claim expenses incurred for the current calendar quarter:

	Three months ended September 30, 2005
	Reinsurance net claims and claim expenses		Individual Risk net claims and claim expenses		Total net claims and claim expenses
(in millions of U.S. dollars)	Incurred	Ratio	Incurred	Ratio	Incurred	Ratio
Net claims and claim expenses incurred
Hurricane Katrina	$476.3	206.7%	$44.4	37.7%	$520.7	149.5%
Hurricane Rita	80.6	35.0%	24.4	20.7%	105.0	30.1%
Hurricane Dennis	14.4	6.2%	8.8	7.5%	23.2	6.7%
Subtotal – third quarter 2005 hurricanes	571.3	247.9%	77.6	65.9%	648.9	186.3%
Specialty reserve review	(129.9)	(56.4%)	—	0.0%	(129.9)	(37.3%)
Losses excluding hurricanes and specialty reserve review	70.8	30.7%	72.9	61.9%	143.7	41.2%
Total net claims and claim expenses incurred	$512.2	222.2%	$150.5	127.8%	$662.7	190.1%

Gross premiums written increased by $109.6 million or 40.1% to $382.8 million in the third quarter of 2005, compared to $273.2 million in the third quarter of 2004. Gross premiums written include $214.5 million in gross premiums written for our Reinsurance segment in the third quarter of 2005, compared to $132.2 million for the same quarter of 2004; and $168.3 million in gross premiums written for our Individual Risk segment in the third quarter of 2005, compared to $141.0 million for the same quarter of 2004. Gross premiums written in the Reinsurance segment include $42.6 million in premiums written for additional backup covers written following the occurrence of the hurricanes in the quarter; $5.5 million of reinstatement premium was also recognized. During the same period in 2004, gross premiums written in the Reinsurance segment included $35.0 million in reinstatement premiums and $27.0 million in premiums written for additional backup covers written in the Reinsurance segment as a result of the hurricanes occurring during the third quarter of 2004.

Net premiums written for the third quarter of 2005 were $290.1 million, compared to $219.2 million for the same quarter of 2004. Net premiums written include $174.3 million in net premiums written for our Reinsurance segment in the third quarter of 2005, compared to $113.2 million for the same quarter of 2004; and $115.8 million in net premiums written for our Individual Risk segment in the third quarter of 2005, compared to $106.0 million for the same quarter of 2004.

Net premiums earned for the third quarter of 2005 were $348.3 million, compared to $349.8 million for the same quarter of 2004. Net premiums earned include $230.5 million in net premiums earned for our Reinsurance segment in the third quarter of 2005, compared to $265.6 million for the same quarter of 2004; and $117.8 million in net premiums earned for our Individual Risk segment in the third quarter of 2005, compared to $84.2 million for the same quarter of 2004. Net premiums earned in the third quarters of 2005 and 2004 include $42.7 million and $15.0 million, respectively, of additional ceded earned premiums as a result of the hurricanes occurring during the third quarters of 2005 and 2004.

Net claims and claim expenses decreased by $75.8 million to $662.7 million in the third quarter of 2005 compared to $738.5 million in the third quarter of 2004. For the third quarter of 2005, we generated a combined ratio of 215.7%, a loss ratio of 190.2% and an expense ratio of 25.5%, compared to a combined ratio, loss ratio and expense ratio of 234.7%, 211.1% and 23.6% for the third quarter of 2004, respectively. The high net claims and claim expenses and loss ratios were as a result of Hurricanes Dennis, Katrina and Rita occurring during the third quarter of 2005, as discussed above, and Hurricanes Charley, Frances, Ivan and Jeanne occurring during the third quarter of 2004 also discussed above. Operating expenses, which are included in our expense ratio, were $22.9 million in the third quarter of 2005 compared to $10.1 million in the third quarter of 2004. The increase in these expenses was primarily due to a $7.0 million reduction in compensation related accruals in the third quarter of 2004 which did not recur in 2005.

Net investment income was $61.1 million in the third quarter of 2005, compared to $39.5 million for the same quarter in 2004 reflecting both an increase in interest rates and also our increased allocation to other investments, which includes hedge funds and private equity investments, and which earned $21.2 million in the third quarter of 2005 compared to $7.9 million in the third quarter of 2004.

Our corporate expenses of $21.8 million incurred during the third quarter of 2005 were $17.3 million higher than the third quarter of 2004. The increase in such expenses is due principally to professional fees and an accrual for other costs incurred during the third quarter of 2005 related to the investigations by the Securities and Exchange Commission and other governmental authorities. See "Part II – Other Information – Item 1."

Minority interest decreased by $10.9 million to $79.0 million in the third quarter of 2005, compared to $89.9 million in the third quarter of 2004, due to lower incurred losses by DaVinci which decreased DaVinciRe's net loss and, correspondingly, the minority interest benefit.

For the third quarter of 2005 we generated a net loss attributable to common shareholders of $287.3 million, a $61.2 million decrease from the $348.5 million net loss incurred in the third quarter of 2004. The reduction in net loss was primarily due to the reduction in specialty reserves during the third quarter of 2005, increased net investment income, offset by a $52.6 million increase in hurricane losses in the third quarter of 2005 compared to the same period in 2004, $5.2 million in net realized gains on the sale of investments generated in the third quarter of 2005 compared to $15.0 million in net realized gains incurred in the third quarter of 2004, as well as an increase in corporate and operating expenses of $17.3 million and $12.7 million, respectively.

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

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the three months ended September 30, 2005 and 2004:

Three months ended September 30,	2005	2004
(in thousands of U.S. dollars)		(Restated)
Property catastrophe premiums
Renaissance	$109,257	$88,292
DaVinci	18,814	10,548
Total property catastrophe premiums	128,071	98,840
Specialty premiums
Renaissance	85,320	33,786
DaVinci	1,080	(435)
Total specialty premiums	86,400	33,351
Total Reinsurance gross premiums written (1)	$214,471	$132,191
Net premiums written	$174,307	$113,244
Net premiums earned – property catastrophe	$109,672	$184,495
Net premiums earned – specialty	120,847	81,075
Total net premiums earned	230,519	265,570
Net claims and claim expenses incurred	512,190	570,225
Acquisition expenses	28,756	40,264
Operational expenses	16,445	5,135
Underwriting loss	$(326,872)	$(350,054)
Net claims and claim expenses incurred – current accident year	$665,644	$586,436
Net claims and claim expenses incurred – prior years	(153,454)	(16,211)
Net claims and claim expenses incurred – total	$512,190	$570,225
Net claims and claim expense ratio – accident year	288.8%	220.8%
Net claims and claim expense ratio – calendar year	222.2%	214.7%
Underwriting expense ratio	19.6%	17.1%
Combined ratio	241.8%	231.8%

(1)	Reinsurance gross premiums written excludes $11.1 million of premiums assumed from the Individual Risk segment for the three months ended September 30, 2005.

Premiums

Property Catastrophe Gross Premiums Written – During the third quarter of 2005 our property catastrophe gross premiums written increased by $29.2 million to $128.1 million or 29.6%, compared to $98.8 million in the third quarter of 2004. The increase was primarily as a result of increased premiums within our US property catastrophe book. In addition, we wrote $42.6 million of backup covers after the occurrence of Hurricanes Dennis, Katrina and Rita in the quarter and recognized $5.5 million of reinstatement premiums from these events. The opportunity to write backup cover premiums arose in both 2005 and 2004 as a result of the large hurricane losses; in the absence of similar losses, we would not expect to write backup cover premiums of this magnitude and therefore, barring the occurrence of another large catastrophe, we do not expect them to recur. During the same period in 2004, gross premiums written in the Reinsurance segment included $35.0 million in reinstatement premiums and $27.0 million in premiums written for additional backup covers written in the Reinsurance segment as a result of the hurricanes occurring during the third quarter of 2004.

Specialty Reinsurance Gross Premiums Written – During the third quarter of 2005 our specialty reinsurance gross premiums written increased by $53.1 million to $86.4 million, or 159.1% compared to

$33.4 million in the third quarter of 2004. The increase was due in part to $24.1 million of reinstatement and additional premiums written on one large contract which were recognized as a result of reported losses during the period, which, in the absence of other large reported losses, we would not expect to recur. In addition, our premiums from this line of business are attributable to a relatively small number of large contracts and gross written premiums can fluctuate significantly between quarters and between years depending upon the number and nature of the transactions that we complete.

Net Premiums Written and Earned

Net premiums written for the third quarter of 2005 were $174.3 million, compared to $113.2 million for the same quarter of 2004. The increase in net premiums written was principally due to the $82.3 million increase in gross premiums written. Net premiums earned for the third quarter of 2005 were $230.5 million, compared to $265.6 million for the same quarter of 2004. Net premiums earned for the third quarter of 2005 include $29.5 million of additional ceded earned premiums as a result of the hurricanes occurring during the quarter. This additional ceded earned premium was driven by lost no claims bonuses and additional premium on several multi-year retrospectively rated ceded reinsurance contracts which were impacted by the 2005 hurricanes.

Underwriting Results

For the third quarter of 2005, our Reinsurance segment generated a loss ratio of 222.2% and an expense ratio of 19.6%, compared to 214.7% and 17.1%, respectively, during the third quarter of 2004. Hurricanes Dennis, Katrina and Rita increased the Reinsurance segment's net claims and claim expenses incurred by $571.3 million or 247.9 percentage points. This was offset by a reduction of $129.9 million or 56.4 percentage points in specialty reinsurance reserves arising out of our review of those reserves during the quarter. We recorded a reduction in incurred losses from prior accident years of $153.4 million, primarily due to a reduction in reserves arising from the specialty reinsurance reserve review, as described above. In addition, we recorded an additional $34.8 million of reinsurance recoverables in the third quarter of 2005 relating to the 2004 hurricanes due to a final estimate of insured property damage from a statistical reporting agency. The final report of estimated insured property damage, combined with our current estimate of insured losses from the event, resulted in the recognition of these recoveries for our Reinsurance segment during the period.

Acquisition expenses decreased from $40.3 million in the third quarter of 2004 to $28.8 million in the third quarter of 2005 primarily as a result of lower earned premium in the third quarter of 2005 compared to the same period of 2004. In addition, the backup covers and reinstatement premiums within the property catastrophe and specialty reinsurance business units incurred less brokerage expense, which decreased our relative acquisition expenses.

Operating expenses increased to $16.4 million in the third quarter of 2005 from $5.1 million in the third quarter of 2004, primarily as a result of the reversal of $7.0 million in compensation related accruals in the third quarter of 2004 which did not recur in 2005.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal products include: 1) commercial and homeowners property coverages, including catastrophe-exposed products; 2) commercial liability coverages, including general, automobile, professional and various specialty products; 3) multi-peril crop insurance; and 4) reinsurance of other insurers on a quota share basis.

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the three months ended September 30, 2005 and 2004:

Three months ended September 30,	2005	2004
(in thousands of U.S. dollars)
Gross premiums written	$168,319	$141,027
Net premiums written	$115,817	$105,993
Net premiums earned	$117,829	$84,224
Net claims and claim expenses incurred	150,539	168,277
Acquisition expenses	37,199	32,170
Operational expenses	6,414	4,981
Underwriting loss	$(76,323)	$(121,204)
Net claims and claim expenses incurred – current accident year	$160,700	$176,510
Net claims and claim expenses incurred – prior years	(10,161)	(8,233)
Net claims and claim expenses incurred – total	$150,539	$168,277
Net claims and claim expense ratio – accident year	136.4%	209.6%
Net claims and claim expense ratio – calendar year	127.8%	199.8%
Underwriting expense ratio	37.0%	44.1%
Combined ratio	164.8%	243.9%

Premiums

Gross premiums written generated by our Individual Risk segment increased by $27.3 million or 19.4% to $168.3 million in the third quarter of 2005 from $141.0 million in the third quarter of 2004. The increase was largely due to premium from three new programs which were not in force in the third quarter of 2004. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business. Net earned premiums in the Individual Risk segment increased by 39.9% to $117.8 million in the third quarter of 2005 from $84.2 million in the third quarter of 2004, due to the growth in our Individual Risk gross premiums written.

Underwriting Results

For the third quarter of 2005, our Individual Risk segment generated a loss ratio of 127.8% and an expense ratio of 37.0%, compared to 199.8% and 44.1%, respectively, during the third quarter of 2004. Hurricanes Dennis, Katrina and Rita increased the Individual Risk segment's net claims and claim expenses incurred by $77.6 million or 65.9 percentage points. In addition, Hurricanes Dennis, Katrina and Rita resulted in an additional $13.2 million of ceded earned reinstatement premium. The net negative impact from these hurricanes on the Individual Risk segment was $90.7 million. In the third quarter of 2004, Hurricanes Charley, France, Ivan and Jeanne resulted in a net negative impact of $133.0 million on the Individual Risk segment which included $118.0 million in net claims and claim expenses incurred and $15.0 million of ceded earned reinstatement premium. During the third quarter of 2005, the Individual Risk segment had $10.2 million of favorable development compared to $8.2 million of favorable development in the same period in 2004.

Other

Net Investment Income

Net investment income was $61.1 million in the third quarter of 2005, compared to $39.5 million for the same quarter in 2004 reflecting both an increase in interest rates and also our increased allocation to other investments, which includes hedge funds and private equity investments, which earned $21.2 million in the third quarter of 2005 compared to $7.9 million in the third quarter of 2004.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures represents our pro-rata share of the net income from our investments in Top Layer Re, Channel Re and Tower Hill. In the third quarter of 2004 equity in earnings of other ventures included Top Layer Re and Channel Re. Equity in earnings of other ventures generated $7.6 million in income in the third quarter of 2005, compared to $9.1 million in the third quarter of 2004. Included in this is our equity in the earnings of our investment in Top Layer Re of $3.9 million in the third quarter of 2005, compared to $4.4 million for the same period in 2004. Our equity in the earnings of Channel Re was $3.2 million for the third quarter of 2005, compared to $4.7 million for the third quarter of 2004. During the first quarter of 2005 we made a $10.0 million equity investment in Tower Hill, a Florida-based holding company. We recorded earnings of $0.5 million from the Tower Hill investment in the third quarter of 2005. As with Channel Re, we are recording our pro-rata share of the net income of Tower Hill on a one quarter lag.

Other Income (Loss)

The fee income and other items as reported in other income (loss) are detailed below:

Three months ended September 30,	2005	2004
(in thousands of U.S. dollars)
Fee income	$962	$1,206
Other items	(2,218)	(6,061)
Total other income (loss)	$(1,256)	$(4,855)

Fee income was principally generated from an annual management fee we receive from Platinum. The $2.2 million loss from other items was primarily a result of a $3.1 million decrease in the fair value of our Platinum warrant. Commencing in the fourth quarter of 2004, a lock-up relating to the Platinum warrant expired and, accordingly, the change in the fair value of our Platinum warrant investment is recorded in other income in accordance with FASB Statement No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In the third quarter of 2004, other items was negatively impacted by $6.4 million in losses from short positions in credit derivatives.

Other Items

A description of the changes in other non-underwriting income and expense items is as follows:

Net foreign exchange gains – During the third quarter of 2005, we generated $1.7 million of foreign exchange gains compared to a loss on foreign exchange of $1.8 million in the third quarter of 2004. The increase was principally due to higher foreign exchange gains on derivatives used to economically hedge a non-U.S. dollar denominated fixed income investment portfolio, which is classified as available for sale. These gains are partially offset by unrealized foreign exchange losses on the investments, which are recorded in other comprehensive income. We do not currently apply hedge accounting to these derivative transactions.

Realized gains – During the third quarter of 2005, we incurred net realized gains of $5.2 million, compared to net realized gains of $15.0 million during the third quarter of 2004.

Corporate expenses – Our corporate expenses of $21.8 million incurred during the third quarter of 2005 were $17.3 million higher than the third quarter of 2004. The increase in such expenses is due principally to professional fees and an accrual for other costs incurred during the third quarter of 2005 related to the investigations by the Securities and Exchange Commission and other governmental authorities. See "Part II – Other Information – Item 1."

Minority Interest – DaVinciRe – Minority interest decreased by $10.9 million to $79.0 million in the third quarter of 2005, compared to $89.9 million in the third quarter of 2004, due to lower incurred losses by DaVinci which decreased DaVinciRe's net loss and, correspondingly, the minority interest benefit.

SUMMARY OF RESULTS OF OPERATIONS

For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Summary Overview

We recorded a net loss attributable to common shareholders of $71.0 million for the nine months ended September 30, 2005, principally as a result of net claims and claim expenses incurred from hurricanes Dennis, Katrina and Rita. These three hurricanes, which occurred in the third quarter of 2005, decreased our net income by approximately $572.6 million. This compares to a net loss attributable to common shareholders of $58.4 million for the first nine months of 2004. The 2004 net loss was principally as a result of net claims and claim expenses incurred from Hurricanes Charley, Frances, Ivan and Jeanne which occurred during the third quarter of 2004 and decreased net income by $520.0 million in the third quarter of 2004.

The net negative impact of $572.6 million on our financial results from the third quarter 2005 hurricanes impacted our Reinsurance segment by $481.9 million and our Individual Risk segment by $90.7 million. The $520.0 million net negative impact from the 2004 third quarter hurricanes impacted our Reinsurance segment by $387.0 million and our Individual Risk segment by $133.0 million. Net negative impact includes the sum of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, and minority interest.

The net negative impact described above is based on our estimates following a review of our potential exposures and discussions with counterparties. Given the magnitude and recent occurrence of these events, delays in receiving claims data, the unusual complexity of the coverage and legal issues relating to Hurricane Katrina, and the other uncertainties inherent in loss estimation, meaningful additional uncertainty remains regarding total covered losses for the insurance industry from these events and accordingly, our estimates are subject to change as new or revised data is received from our counterparties, and other factors. Changes in these estimates will be recorded in the period in which they occur.

Our results for the nine months ended September 30, 2005 were also significantly impacted by our previously announced reserve reviews. On May 3, 2005, we announced that we would undertake a review of our processes and assumptions used in establishing our reserves during 2005. We completed reviews of our property catastrophe and specialty reinsurance reserves during the second and third quarters of 2005, respectively. As a result of these reviews, we reduced our net property catastrophe reinsurance and specialty reinsurance reserves within our Reinsurance segment by $118.2 million and $129.9 million, respectively, for a total decrease in reserves of $248.1 million arising from these reviews. After adjusting for the impact of minority interest, these reserve reviews decreased our net loss by $225.8 million in the first nine months of 2005.

Gross premiums written increased by $140.2 million or 10.2% to $1,520.6 million in the first nine months of 2005, compared to $1,380.4 million in the first nine months of 2004. Gross premiums written include $1,023.1 million in gross premiums written for our Reinsurance segment for the nine months ended September 30, 2005, compared to $1,007.8 million for the same period of 2004; and $497.5 million in gross premiums written for our Individual Risk segment for the third quarter of 2005, compared to $372.6 million for the same period in 2004. Substantially all of the growth in gross premiums written in 2005 has come from our Individual Risk segment.

Net premiums written for the first nine months of 2005 were $1,293.8 million, compared to $1,205.4 million for the same quarter of 2004. Net premiums written include $886.9 million in net premiums written for our Reinsurance segment for the nine months ended September 30, 2005, compared to $879.9 million for the same period of 2004; and $406.9 million in net premiums written for our Individual Risk segment for the nine months ended September 30, 2005, compared to $325.5 million for the same period in 2004.

Net premiums earned for the first nine months of 2005 were $988.6 million, compared to $1,006.9 million for the same period of 2004. Net premiums earned include $637.5 million in net premiums earned for our Reinsurance segment for the first nine months of 2005, compared to $713.8 million for the same period of 2004; and $351.1 million in net premiums earned for our Individual Risk segment for the first nine months of 2005, compared to $293.1 million for the same period of 2004. Net premiums earned for the nine months ended September 30, 2005 and 2004, include $42.7 million and $15.0 million, respectively, of additional ceded earned premiums as a result of the hurricanes occurring during the third quarters of 2005 and 2004.

Net claims and claim expenses increased by $1.8 million to $973.2 million in the first nine months of 2005 compared to $971.4 million in the first nine months of 2004. For the first nine months of 2005, we generated a combined ratio of 121.5%, a loss ratio of 98.4% and an expense ratio of 23.1%, compared to a combined ratio, loss ratio and expense ratio of 119.7%, 96.5% and 23.2% for the first nine months of 2004, respectively. The high net claims and claim expenses and loss ratios were principally as a result of Hurricanes Dennis, Katrina and Rita occurring during the third quarter of 2005, as discussed above, and Hurricanes Charley, Frances, Ivan and Jeanne occurring during the third quarter of 2004.

Net investment income was $158.1 million in the first nine months of 2005, compared to $104.4 million for the first nine months of 2004 reflecting both an increase in interest rates and also our increased allocation to other investments, which includes hedge funds and private equity investments, which earned $47.0 million in the first nine months of 2005 compared to $21.5 million in the first nine months of 2004.

Our corporate expenses of $41.8 million incurred during the first nine months of 2005 were $27.8 million higher than the first nine months of 2004. The increase in such expenses is due principally to $29.5 million in professional fees and an accrual for other costs incurred during the first nine months of 2005 related to our internal review and the investigations by the Securities and Exchange Commission and other governmental authorities. See "Part II - Other Information – Item 1."

Minority interest benefit decreased by $13.1 million to $44.3 million in the first nine months of 2005, compared to $57.4 million in the first nine months of 2004, due to lower incurred losses by DaVinci which decreased DaVinciRe's net loss and, correspondingly, the minority interest benefit.

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

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30,	2005	2004
(in thousands of U.S. dollars)		(Restated)
Property catastrophe premiums
Renaissance	$501,198	$507,833
DaVinci	131,627	143,629
Total property catastrophe premiums	632,825	651,462
Specialty premiums
Renaissance	365,067	324,916
DaVinci	25,202	31,447
Total specialty premiums	390,269	356,363
Total Reinsurance gross premiums written (1)	$1,023,094	$1,007,825
Net premiums written	$886,917	$879,925
Net premiums earned – property catastrophe	$323,877	$442,168
Net premiums earned – specialty	313,663	271,598
Total net premiums earned	637,540	713,766
Net claims and claim expenses incurred	680,251	693,780
Acquisition expenses	62,567	92,011
Operational expenses	48,056	21,885
Underwriting loss	$(153,334)	$(93,910)
Net claims and claim expenses incurred – current accident year	$917,525	$754,221
Net claims and claim expenses incurred – prior years	(237,274)	(60,441)
Net claims and claim expenses incurred – total	$680,251	$693,780
Net claims and claim expense ratio – accident year	143.9%	105.7%
Net claims and claim expense ratio – calendar year	106.7%	97.2%
Underwriting expense ratio	17.4%	16.0%
Combined ratio	124.1%	113.2%

(1)	Reinsurance gross premiums written excludes $24.3 million of premiums assumed from the Individual Risk segment for the nine months ended September 30, 2005.

Premiums

Property Catastrophe Gross Premiums Written – During the first nine months of 2005 our property catastrophe gross premiums written decreased by $18.6 million to $632.8 million or 2.9%, compared to $651.5 million in the first nine months of 2004. The decrease was primarily due to a declining price environment in early 2005 in which we accordingly chose not to renew certain policies as of January 1, 2005. This has been offset, somewhat, by higher than expected Florida premium due to favorable market conditions in Florida, and by backup and reinstatement premiums received, as described above.

Specialty Reinsurance Gross Premiums Written – During the first nine months of 2005 our specialty reinsurance gross premiums written increased by $33.9 million to $390.3 million, or 9.5% compared to $356.4 million in the first nine months of 2004. The increase is due in part to $34.8 million of reinstatement and additional premiums written on one large contract which were recognized as a result of reported losses during the nine-month period, which, in the absence of other large reported losses, we would not expect to recur. In addition, our premiums from this line of business are attributable to a relatively small number of large contracts and gross written premiums can fluctuate significantly between quarters and between years depending upon the number and nature of the transactions that we complete.

Net Premiums Written and Earned

Net premiums written for the nine months ended September 30, 2005 were $886.9 million, compared to $879.9 million for the same period of 2004. Net premiums earned for the nine months ended September 30, 2005 were $637.5 million, compared to $713.8 million for the same period of 2004. Net premiums earned for the nine months ended September 30, 2005 include $29.5 million of additional ceded earned premiums as a result of the hurricanes occurring during the quarter. This additional ceded earned premium was driven by lost no claims bonuses and additional premium on several multi-year retrospectively rated ceded reinsurance contracts which were impacted by the 2005 hurricanes.

Underwriting Results

For the first nine months of 2005, our Reinsurance segment generated a loss ratio of 106.7% and an expense ratio of 17.4%, compared to 97.2% and 16.0%, respectively, during the first nine months of 2004. Hurricanes Dennis, Katrina and Rita increased the Reinsurance segment's net claims and claim expenses incurred by $571.3 million or 89.6 percentage points on the nine month loss ratio. This was offset by a $248.1 million reduction in our property catastrophe and specialty reinsurance reserves arising out of our reserve reviews described above. These reserve reviews decreased our Reinsurance segment loss ratio by 38.9 percentage points for the first nine months of 2005. In total, we have recorded a reduction in incurred losses for prior accident years of $237.3 million, of which $226.7 million was due to the reduction in reserves arising from the property catastrophe and specialty reinsurance reserve reviews.

Acquisition expenses decreased from $92.0 million in the first nine months of 2004 to $62.6 million in the first nine months of 2005 due to a reduction in earned premium, lowered brokerage on reinstatement premiums and back-up covers earned in 2005, and profit commissions on our catastrophe portfolio participations which are recorded as an offset to acquisition expenses.

Operating expenses increased to $48.1 million from $21.9 million as a result of the reversal of $16.6 million in accruals related to executive compensation, bonuses and incentive compensation for the first nine months of 2004 that did not recur in 2005. In addition, as our organization continues to grow our operating expenses have increased.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal products include: 1) commercial and homeowners property coverages, including catastrophe-exposed products; 2) commercial liability coverages, including general, automobile, professional and various specialty products; 3) multi-peril crop insurance; and 4) reinsurance of other insurers on a quota share basis.

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the nine months ended September 30, 2005 and 2004:

Nine months ended September 30,	2005	2004
(in thousands of U.S. dollars)
Gross premiums written	$497,512	$372,557
Net premiums written	$406,889	$325,456
Net premiums earned	$351,062	$293,122
Net claims and claim expenses incurred	292,925	277,637
Acquisition expenses	100,470	102,501
Operational expenses	17,023	17,109
Underwriting loss	$(59,356)	$(104,125)
Net claims and claim expenses incurred – current accident year	$301,922	$293,027
Net claims and claim expenses incurred – prior years	(8,997)	(15,390)
Net claims and claim expenses incurred – total	$292,925	$277,637
Net claims and claim expense ratio – accident year	86.0%	100.0%
Net claims and claim expense ratio – calendar year	83.4%	94.7%
Underwriting expense ratio	33.5%	40.8%
Combined ratio	116.9%	135.5%

Premiums

Premiums generated by our Individual Risk segment increased by $125.0 million or 33.5% to $497.5 million in the first nine months of 2005 from $372.6 million in the first nine months of 2004. The increase was largely due to $70.7 million of premium from a seasonal program that was not in force in 2004 as well as two additional new programs which incepted in 2005. We have also generated increased premiums from programs which incepted in 2004 and which continue to ramp up. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business. Net premiums earned in the Individual Risk segment increased by 19.8% to $351.1 million in the first nine months of 2005 from $293.1 million in the first nine months of 2004, due to the growth in our Individual Risk gross premium written.

Underwriting Results

For the first nine months of 2005, our Individual Risk segment generated a loss ratio of 83.4% and an expense ratio of 33.5%, compared to 94.7% and 40.8%, respectively, during the first nine months of 2004. Hurricanes Dennis, Katrina and Rita in the third quarter of 2005 increased the Individual Risk segment's net claims and claim expenses incurred by $77.6 million or 22.1 percentage points for the nine months ended September 30, 2005, whereas the 2004 Florida hurricanes increased the Individual Risk segment's net claims and claim expenses incurred by $118.0 million or 40.3 percentage points. The reduction in the underwriting expense ratio is largely attributable to the acquisition cost ratio on the seasonal program discussed above, which is lower than the average acquisition cost ratio on the business which was in force during the first nine months of 2004. During the first nine months of 2005, the Individual Risk segment had $9.0 million favorable development compared to $15.4 million of favorable development in the same period last year.

Other

Net Investment Income

Net investment income was $158.1 million in the first nine months of 2005, compared to $104.4 million for the first nine months of 2004 reflecting both an increase in interest rates and also our increased allocation to other investments, which includes hedge funds and private equity investments, which earned $47.0 million in the first nine months of 2005 compared to $21.5 million in the first nine months of 2004.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures represents our pro-rata share of the net income from our investments in Top Layer Re, Channel Re and Tower Hill. In the first nine months of 2004 equity in earnings of other ventures included Top Layer Re and Channel Re and an equity pickup from a joint venture focused on trading weather-sensitive commodities and securities. Beginning in the third quarter of 2004, the increase in value of this joint venture focused on trading weather-sensitive commodities and securities is captured in net investment income as a result of a change in the entity's structure. Equity in earnings of other ventures generated $23.0 million in income in the first nine months of 2005, compared to $20.5 million in the first nine months of 2004. Included in this is our equity in the earnings of our investment in Top Layer Re of $11.1 million for the first nine months of 2005, compared to $10.8 million for the same period in 2004. Our equity in the earnings of Channel Re was $11.1 million for the first nine months of 2005, compared to $5.8 million for the same period in 2004. Our investment in Channel Re was made in February 2004 and the results are reported on a quarter's lag so the results in 2004 include only a quarter and a half of activity, compared to three quarters in 2005. During the first quarter of 2005 we made a $10.0 million equity investment in Tower Hill, a Florida-based holding company. We recorded earnings of $0.8 million from the Tower Hill investment in the first nine months of 2005. As with Channel Re, we are recording our pro-rata share of the net income of Tower Hill on a one quarter lag.

Other Income (Loss)

The fee income and other items as reported in other income (loss) are detailed below:

Nine months ended September 30,	2005	2004
(in thousands of U.S. dollars)
Fee income	$2,963	$3,395
Other items	(4,529)	(7,830)
Total other income (loss)	$(1,566)	$(4,435)

Fee income was principally generated from an annual management fee we receive from Platinum. The $4.5 million loss from other items was primarily a result of $2.4 million in losses from short positions in credit derivatives and a $2.9 million decrease in the fair value of our Platinum warrant. Commencing in the fourth quarter of 2004, a lock-up relating to the Platinum warrant expired and, accordingly, the change in the fair value of our Platinum warrant investment is recorded in other income in accordance with FAS 133. The $7.8 million loss in other items in 2004 was driven by $6.9 million of losses from short positions in credit derivatives.

Other Items

A description of the changes in other non-underwriting income and expense items is as follows:

Net foreign exchange gains – During the first nine months of 2005, we generated $9.6 million of foreign exchange gains compared to $1.0 million in the first nine months of 2004. The increase was principally due to higher foreign exchange gains on derivatives used to economically hedge a non-US dollar denominated fixed income investment portfolio, which is classified as available for sale. These gains are partially offset by unrealized foreign exchange losses on the investments, which are recorded in other comprehensive income. We do not currently apply hedge accounting to these derivative transactions.

Realized gains (losses) – During the first nine months of 2005, we incurred net realized losses of $3.4 million, compared to net realized gains of $20.6 million during the first nine months of 2004.

Corporate expenses – Our corporate expenses of $41.8 million incurred during the first nine months of 2005 were $27.8 million higher than the first nine months of 2004. The increase in such expenses is due principally to $29.5 million in professional fees and an accrual for other costs incurred during the first nine months of 2005 related to the investigations by the Securities and Exchange Commission and other governmental authorities. See "Part II – Other Information – Item 1."

Minority Interest – DaVinciRe – Minority interest increased by $13.1 million to $44.3 million in the first nine months of 2005, compared to $57.4 million in the first nine months of 2004, due to lower incurred losses by DaVinci which decreased DaVinciRe's net loss and, correspondingly, the minority interest benefit.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which requires our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At September 30, 2005, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,156.5 million, and the amount of capital and surplus required to be maintained was $498.5 million. Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. At September 30, 2005, the statutory capital and surplus of Stonington was $53.0 million. Because of an accumulated deficit in earned surplus, Stonington currently cannot pay an ordinary dividend without the approval of the Commissioner of the Texas Department of Insurance. In addition, because of deficits in the retained earnings of Glencoe Group and Glencoe, Glencoe Group and Glencoe cannot currently pay ordinary dividends. In addition, Glencoe Group and Glencoe cannot currently return capital to their shareholders without Bermuda Monetary Authority approval.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. However, following our recent operating losses, RenaissanceRe has contributed capital to its principal operating subsidiaries, Renaissance Reinsurance and Glencoe Group, which has reduced liquidity available at RenaissanceRe. Our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500 million revolving credit facility and a $900 million letter of credit facility to meet additional liquidity and capital requirements, if necessary. See "Capital Resources."

CASH FLOWS

Cash flows from operations for the first nine months of 2005 were $542.5 million, which principally consisted of increases in net reserves for claims and claims expenses of $515.2 million, increases in reserves for unearned premiums of $341.0 million and an increase in reinsurance balances payable of $152.4 million, partially offset by our net loss of $45.0 million, a $271.9 million increase in premiums receivable and a $50.7 million increase in deferred acquisition costs, among other items.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

Our gross case reserves, additional case reserves and IBNR by line of business at September 30, 2005 and December 31, 2004 were as follows:

At September 30, 2005	Case Reserves (1)	Additional Case Reserves (2)	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$170,647	$679,305	$264,181	$1,114,133
Specialty reinsurance	116,385	98,759	412,972	628,116
Total Reinsurance	287,032	778,064	677,153	1,742,249
Individual Risk	128,675	—	429,307	557,982
Total	$415,707	$778,064	$1,106,460	$2,300,231
At December 31, 2004
Property catastrophe reinsurance	$137,902	$125,639	$330,744	$594,285
Specialty reinsurance	50,661	56,429	419,917	527,007
Total Reinsurance	188,563	182,068	750,661	1,121,292
Individual Risk	138,285	—	199,821	338,106
Total	$326,848	$182,068	$950,482	$1,459,398

(1)	Case reserves include our estimate of case reserves for insurance policies and case reserves reported by our counterparties for reinsurance contracts.

(2)	Additional case reserves represent our estimate of additional case reserves on reinsurance contracts established by management.

At September 30, 2005 our estimated IBNR reserves were $1,106.5 million. A 5% change in such IBNR reserves would equate to a $55.3 million adjustment to claims and claim expenses incurred, which would represent 2.2% of shareholders' equity at September 30, 2005.

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

Starting in 2002 and 2003, we significantly increased gross premiums written in our specialty reinsurance business unit and Individual Risk segment, respectively. The growth of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

For our Reinsurance and Individual Risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of appropriate additional case reserves and IBNR. Our case reserves, additional case reserves, and our estimates for IBNR reserves are based on 1) claims reports from insureds, brokers and program managers; 2) our underwriters' experience in setting claims reserves; 3) the use of computer models where applicable; and 4) historical industry claims experience. For some classes of business we also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. See "Summary of Critical Accounting Policies and Estimates" for additional information including a summary of our reserve reviews.

CAPITAL RESOURCES

Our total capital resources as of September 30, 2005 and December 31, 2004 were as follows:

(in thousands of U.S. dollars)	At September 30, 2005	At December 31, 2004
Common shareholders' equity	$1,990,693	$2,144,042
Preference shares	500,000	500,000
Total shareholders' equity	2,490,693	2,644,042
7.0% Senior Notes	150,000	150,000
5.875% Senior Notes	100,000	100,000
DaVinci revolving credit facility – borrowed	100,000	100,000
8.54% subordinated obligation to capital trust	103,093	103,093
Revolving credit facility – unborrowed	500,000	500,000
Total capital resources	$3,443,786	$3,597,135

During the first nine months of 2005, our capital resources decreased primarily as a result of our net loss attributable to common shareholders of $71.0 million, dividend payments to our common shareholders of $42.7 million and a reduction in accumulated other comprehensive income of $50.6 million. In addition, we have estimated a net negative impact of $250 million to $300 million arising from Hurricane Wilma, which occurred in the fourth quarter of 2005. Following the Hurricane Wilma loss, we expect that DaVinciRe will seek additional capital. We believe that DaVinciRe will be able to obtain such capital from existing and new investors in the fourth quarter of 2005. In addition, we may seek to raise additional equity capital for RenaissanceRe. Our ability to complete any such transaction, or our ability to do so successfully or on attractive terms, would be subject to factors including timing, pricing and execution risks inherent in the capital markets and other markets for financial resources and market, legal, regulatory or other factors which could constrain our ability to raise capital, many of which are beyond our control.

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

In January 2003, RenaissanceRe issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, RenaissanceRe issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a "make-whole" premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restriction as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at September 30, 2005.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During the first nine months of 2005 and the year ended December 31, 2004, RenaissanceRe did not purchase any of the Capital Securities. RenaissanceRe has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The Indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting the payment of dividends if we are in default under the Indenture. We were in compliance with all of the covenants of the Indenture at September 30, 2005. The Capital Securities mature on March 1, 2027.

During May 2005, DaVinciRe amended and restated its credit agreement to extend the termination date of the revolving credit facility established thereunder from May 25, 2007 to May 25, 2010. All other material terms of and conditions in the credit agreement remained the same. The credit agreement provides for a $100 million committed revolving credit facility, the full amount of which was drawn in 2002 and remains outstanding. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 4.0% during the first nine months of 2005 (2004 – 2.1%). The credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $250 million. At September 30, 2005, DaVinciRe was in compliance with the covenants of this agreement. The term of the credit facility may be further extended and the size of the facility may be increased to $125 million if certain conditions are met.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. ("RIHL"). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures also have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. As of April 29, 2005, the facility was amended to provide for an aggregate commitment of the lenders of $900 million and to extend the term until April 28, 2006. Subject to certain conditions, the size of the facility may be increased to $1.3 billion. At September 30, 2005, we had outstanding letters of credit under the facility aggregating $682.3 million and under all letters of credit facilities of $730.9 million. Due to the losses incurred in the third quarter of 2005 from hurricanes Dennis, Katrina and Rita, and the losses that we expect to incur from hurricane Wilma in the fourth quarter of 2005, we are currently in discussions to increase the size of our letter of credit facility to $1.75 billion.

Also, in connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re's capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No balance was outstanding at September 30, 2005. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the "Debt to Capital Ratio") of 0.35:1 and that the consolidated net worth (the "Net Worth Requirements") of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600 million.

Credit Ratings

In November, following our announcement that our then Chairman and CEO resigned from the Company in light of the ongoing investigations resulting from the Company's restatement of its financial results, and our announcement that our Chief Operating Officer and Chief Financial Officer John M. Lummis intends to retire at the end of his contract term on June 30, 2006, as discussed herein under "Part II – Other Information – Item 1", (i) Standard & Poor's Ratings Services removed from Credit Watch and lowered its counterparty credit and senior debt ratings on the Company to "A–" from "A", the preferred stock ratings on the Company to "BBB" from "BBB+", and the counterparty credit and financial strength ratings on Renaissance Reinsurance to "A+" from "AA–"; and also removed from Credit Watch and affirmed its "A" counterparty credit and financial strength ratings on DaVinci; (ii) Moody's Investors Service Inc. lowered its senior debt rating on the Company to "Baa1" from "A3", the insurance financial strength rating of Renaissance Reinsurance to "A2" from "A1", the rating of the capital securities issued by RenaissanceRe Capital Trust to "Baa2" from "Baa1", and the capital securities rating of RenaissanceRe Capital Trust II to "(P)Baa2" from "(P)Baa1"; and also lowered the ratings for the Company's junior subordinated debt to "Baa2" from "Baa1", the preference stock to "Baa3" from "Baa2", the provisional senior unsecured debt to "(P)Baa1" from "(P)A3", the provisional subordinated debt to "(P)Baa2" from "(P)Baa1", and the provisional preference stock to "(P)Baa3" from "(P)Baa2"; (iii) Fitch Ratings Ltd. downgraded the long-term rating of the Company to "BBB+" from "A–", the rating on the Company's senior unsecured notes to "BBB+" from "A–", the rating on the Company's preferred stock to "BBB" from "BBB+", and the insurer financial strength rating on Renaissance Reinsurance to "A" from "A+"; and also removed these ratings from Rating Watch Negative and announced the Rating Outlook is Negative; and (iv) A.M. Best Company, Inc. downgraded the financial strength rating of Renaissance Reinsurance to "A" from "A+", the financial strength ratings of the operating subsidiaries of Glencoe Group to "A–" from "A", the financial strength ratings of the operating subsidiaries of Overseas Partners Cat Limited to "A–" from "A", the issuer credit rating of DaVinci to "a" from "a+", and the issuer credit rating of the Company to "bbb" from "a–" (and also downgraded the Company's debt ratings); and announced its ratings remain under review with negative implications.

While the ratings of Renaissance Reinsurance remain among the highest in our business, these ratings actions could have an adverse effect on our ability to fully realize the market opportunities we currently expect to participate in over coming periods. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the financial condition or future operations, but such effect potentially could be material. To date we are not aware that we have experienced such an event.

SHAREHOLDERS' EQUITY

During the first nine months of 2005, our consolidated shareholders' equity, including preference shares, decreased by $153.3 million to $2,490.7 million as of September 30, 2005, from $2,644.0 million as of December 31, 2004. The decrease in shareholders' equity was due to our net loss attributable to common shareholders of $71.0 million, dividend payments to our common shareholders of $42.7 million and a reduction in accumulated other comprehensive income of $50.6 million.

INVESTMENTS

At September 30, 2005, we held investments totaling $5.3 billion, compared to $4.8 billion at December 31, 2004.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At September 30, 2005	At December 31, 2004
Fixed maturity investments available for sale, at fair value	$3,085,509	$3,223,292
Short term investments, at cost	1,133,542	608,292
Other investments, at fair value	774,234	684,590
Total managed investments portfolio	4,993,285	4,516,174
Equity investment in reinsurance company, at fair value	142,788	150,519
Investments in other ventures, under equity method	175,482	159,556
Total investments	$5,311,555	$4,826,249

Our total investments for the nine months ended September 30, 2005 increased by $485.3 million from December 31, 2004 primarily from investing a portion of our net cash provided by operating activities in our investment portfolio, offset by a reduction in unrealized gains on our fixed maturity investments available for sale.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short-term notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly-rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At September 30, 2005, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2004 – AA), an average duration of 2.0 years (December 31, 2004 – 2.2 years) and an average yield to maturity of 4.4% (December 31, 2004 – 3.3%).

Other Investments

The table below shows our portfolio of other investments as at September 30, 2005 and December 31, 2004:

(in thousands of U.S. dollars)	At September 30, 2005	At December 31, 2004
Type of investment
Hedge funds	$271,944	$293,462
Senior secured bank loan fund	96,237	116,560
Private equity partnerships	143,324	82,381
Fixed income global opportunities fund	101,488	—
European high yield credit fund	89,319	87,689
Medium term note representing an interest in a pool of European fixed income securities	40,000	50,000
Non-US convertible fund	27,404	28,214
Miscellaneous other investments	4,518	26,284
Total investments	$774,234	$684,590

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $47.0 million and $21.5 million for the first nine months of 2005 and 2004, respectively, of which $22.6 million for the first nine months of 2005 and $4.9 million for the first nine months of 2004 was related to net unrealized gains. Currently, we plan to reduce our absolute and relative allocation to alternative investments, primarily hedge funds, and accordingly, in the fourth quarter we commenced actions to redeem certain of our positions in these investments.

We have $198.8 million of unfunded committed capital to private equity partnerships at September 30, 2005.

Equity Investment in Reinsurance Company

The equity investment in reinsurance company relates to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a ten-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. At September 30, 2005, we owned (exclusive of the warrant) approximately 8.0% of Platinum's outstanding common shares. We have recorded our investment in Platinum at fair value, and at September 30, 2005 the aggregate fair value was $142.8 million, compared to $150.5 million at December 31, 2004. The fair value of the common shares is based on the market price of Platinum's shares as of the balance sheet date. The fair value of the warrant is estimated by the Company using the Black-Scholes option pricing model. The aggregate unrealized gain on the Platinum common shares of $34.2 million (December 31, 2004 - $38.9 million) is included in accumulated other comprehensive income. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FAS 133 and therefore changes in the fair value of the warrant were recorded prospectively in other income from November 2004. For the nine months ended September 30, 2005, a $2.9 million loss was recorded in other income (loss) representing a decrease in the fair value of the warrant.

Investments in Other Ventures

The investments in other ventures, under equity method primarily include our investments in Channel Re, Top Layer Re and other ventures. The increase in this balance is primarily due to a $10.0 million investment we made during the first quarter of 2005 in Tower Hill, as well as the undistributed earnings in these ventures earned during the first nine months of 2005. As with Channel Re, our equity pick-up from Tower Hill is recorded one quarter in arrears and accordingly our initial pick-up from this investment was recorded in the second quarter of 2005.

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

Other

At September 30, 2005, $299.3 million of cash and cash equivalents and investments were invested in currencies other than the U.S. dollar, which represented 5.5% of our total cash and cash equivalents and investments.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of September 30, 2005, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At September 30, 2005	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands of U.S. dollars)
Long-term debt obligations (1)
7.0% Senior Notes	$179,285	$10,500	$168,785	$—	$—
5.875% Senior Notes	137,471	5,875	11,750	5,875	113,971
Capital Securities	282,873	8,540	17,080	17,080	240,173
DaVinciRe revolving credit facility (2)	106,660	4,038	102,622	—	—
Private equity commitments	198,756	198,756	—	—	—
Operating lease obligations	55,307	4,520	9,065	8,742	32,980
Obligations under derivative contracts	3,997	1,335	2,517	145	—
Reserve for claims and claim expenses (3)	2,300,231	867,806	780,817	265,411	386,197
Total contractual obligations	$3,264,580	$1,101,370	$1,092,636	$297,253	$773,321

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2005 and 2006 based upon the current interest rate on the facility.

(3)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm.

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

CURRENT OUTLOOK

We currently anticipate the following developments in our business:

Potential improvements in market conditions

In the third and fourth quarters of 2005, the insurance industry experienced substantial catastrophe losses. Hurricane Katrina is estimated to have resulted in a record level of insured property losses, and there has also been an aggregation of other catastrophic losses, including Hurricanes Dennis, Rita and Wilma, as well as the hurricanes of 2004. These losses may increase perceptions of risk which could result in increased demand for, and reduced supply of, catastrophe exposed insurance and reinsurance. The affected lines include catastrophe reinsurance and catastrophe exposed homeowner business, and also includes other lines of business, such as offshore energy and large account commercial property. We have also increased certain of our assumptions of catastrophe frequency, and we expect to seek higher nominal prices for catastrophe exposed business, although it remains unclear whether our margins will expand meaningfully. We may also experience higher prices in our purchases of reinsurance. For lines of business that are not catastrophe exposed, it is unclear whether pricing will be favorably affected by recent catastrophe experience. We expect that our Individual Risk business will continue to grow into lines that are not catastrophe exposed, given programs that we have recently entered into.

We believe that we are well-positioned to participate in the improving market environment. However, various factors could constrain us, including (i) the possibility of a higher level of competition than currently anticipated, associated with the rapid movement of capital into the insurance and reinsurance sectors, which could result in a less attractive pricing environment; (ii) limitations on our growth or other adverse impacts arising from the recent downgrades of our various credit ratings (see – "Part I – Item 2 – Capital Resources – Credit ratings"); and (iii) limitations on human or capital resources available to us.

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

Reserve review

With the growth in our reserves for claims and claim expenses, we announced on May 3, 2005 that we would review the processes and assumptions for establishing and evaluating our reserves. We completed a review of our property catastrophe and specialty reinsurance reserves in the second and third quarters of 2005, respectively. We expect to review our Individual Risk reserves in the fourth quarter of 2005. As a result of the review of our property catastrophe and specialty reinsurance reserves, we reduced prior year net reserves within our Reinsurance segment by $248.1 million. After adjusting for the impact of minority interest, our year to date net loss was reduced by $225.8 million as a result of these reviews. The property catastrophe reinsurance reserve changes reflect a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity in our catastrophe portfolio for the 1994 to 2004 accident years. The reduction in specialty reinsurance reserves is principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience.

As noted in "Summary of Critical Accounting Policies and Estimates – Claims and Claim Expenses", because of the numerous factors which can affect reserves for claims and claim expenses, but which can not be determined with certainty in advance, we have a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable reserve development on prior years' reserves. In comparison to our property catastrophe portfolio of reinsurance coverage which we have been writing for over ten years, we do not have the benefit of a significant amount of our own historical experience in our Individual Risk segment. The review of our Individual Risk reserves may result in a change to those reserves; however, because of the uncertainties related to the outcome of this review, it is not possible for us to reasonably estimate the amount of any potential change to these reserves, including whether or not the review will result in an increase or a decrease to these reserves.

Government investigations

The SEC, the New York Attorney General, certain state insurance regulatory authorities and others are investigating various practices within the insurance industry, including contingent commission payments to brokers, alleged "bid-rigging," and "steering", as well as the use of non-traditional, or loss mitigation, (re)insurance products. Government authorities are also currently investigating our restatement of the Company's financial statements. See "Part II - Other Information – Item 1." We cannot predict the ultimate effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business.

Management changes

We announced on November 1, 2005 the resignation of Mr. Stanard as Chairman and Chief Executive Officer in light of the ongoing investigations resulting from our restatement of our financial results. Mr. Stanard's rights and obligations following his resignation are governed by his employment agreement and by our standard practices for senior expatriate executives (principally relating to transitional period medical insurance, transitional travel from Bermuda, and the purchase or return of company-issued property). Upon his resignation on November 1, 2005, pursuant to the terms of his employment agreement with us, Mr. Stanard (i) vested in all options granted to him under the Company's 2004 Stock Option Incentive Plan, which options shall remain exercisable until the expiration of their stated term, subject to continued compliance with certain noncompetition obligations; and (ii) vested in all options and shares of restricted stock granted to him under the Company's 2001 Stock Incentive Plan and Company's Second Amended and Restated 1993 Stock Incentive Plan, with options remaining exercisable for thirty days following his termination of employment. We expect to incur an expense of approximately $13.3 million in the fourth quarter of 2005 due to the accelerated vesting of these options and shares. Mr. Stanard forfeits his options under the 2004 Plan in the event that he competes with us prior to exercising such options. We did not enter into a separation agreement with Mr. Stanard, and Mr. Stanard will not receive any other severance payments in connection with his departure. This management change could have an adverse impact on our business, including on our current or prospective relationships with clients or joint venture partners.

On November 1, 2005, we also announced that Chief Operating Officer and Chief Financial Officer John M. Lummis has indicated that he intends to retire at the end of his contract term on June 30, 2006. In addition, Martin J. Merritt, who served as Controller until April 2005, has left the Company.

We also announced on November 1, 2005, that Neill A. Currie has been named by the Board of Directors as the new Chief Executive Officer of the Company and has also been appointed to the Board of Directors, effective immediately, and that W. James MacGinnitie was appointed Non-Executive Chairman of the Board of Directors. Since July 5, 2005, Mr. Currie, age 52, has served as Executive Vice President of the Company, and has been responsible for the Company's Specialty Reinsurance business. Mr. Currie was a co-founder of the Company in 1993 and served as a Senior Vice President through 1997. Mr. MacGinnitie, 67, has served as a member of the Company's Board of Directors since February 2000 and is an independent actuary and consultant. Prior to that, he served as Senior Vice President and Chief Financial Officer of CNA Financial from September 1997 to September 1999. Mr. MacGinnitie is a Fellow and a past President of the Casualty Actuarial Society, as well as the Society of Actuaries, the American Academy of Actuaries and the International Actuarial Association.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

1.	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding our estimates, and the risk that the size of net claims relating to the 2005 and 2004 hurricanes and windstorms may change due to the developing nature of some of the reports and estimates of loss and damage to date;

2.	risks associated with implementing our business strategies and initiatives for organic growth, including risks relating to effecting our leadership transition;

3.	risks relating to the status and potential future outcome of the current regulatory and civil proceedings against the Company, which might impact the Company adversely, including as regards our senior executive team;

4.	the risk that ongoing investigative regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in a fashion which increases our costs or requires us to alter aspects of the way we do business;

5.	risks associated with the growth of our specialty reinsurance and Individual Risk businesses, particularly the development of our infrastructure to support this growth;

6.	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

7.	risks relating to our strategy of relying on program managers, third party administrators, and other vendors to support our Individual Risk operations;

8.	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

9.	acts of terrorism, war or political unrest;

10.	the inherent uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

11.	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

12.	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

13.	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry, including from new entrants;

14.	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

15.	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

16.	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

17.	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, Glencoe and RIHL, are subject to U.S. taxation;

18.	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

19.	risks relating to the collectibility of our reinsurance, including both our Reinsurance and Individual Risk operations, as well as risks relating to the availability of coverage from creditworthy providers;

20.	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third party payments for which we might be liable, a risk which may have increased as regards brokers in light of recent developments;

21.	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

22.	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, and the risk of increased global regulation of the insurance and reinsurance industry;

23.	the passage of federal or state legislation subjecting Renaissance Reinsurance to supervision or regulation, including additional tax regulation, in the U.S. or other jurisdictions in which we operate;

24.	actions of competitors, including industry consolidation, the launch of new entrants and the development of competing financial products.

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

Interest Rate Risk

Our investment portfolio includes fixed maturity investments available for sale and short-term investments, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our interest rate risk in part by monitoring the duration and structure of our investment portfolio.

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in fair value of 2.0%, which equated to a decrease in fair value of approximately $84.4 million on a portfolio valued at $4,219.1 million at September 30, 2005. At December 31, 2004, the decrease in fair value would have been 2.2%, which equated to a decrease in fair value of approximately $84.3 million on a portfolio valued at $3,831.6 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

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

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, we will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. As of September 30, 2005, we had notional exposure of $35.0 million (December 31, 2004 – $30.0 million) related to foreign currency forward and option contracts purchased in connection with our underwriting operations. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During the first nine months of 2005 and 2004, we incurred a loss of $0.1 million and a gain of $0.4 million, respectively, on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar bonds and Euro denominated fixed income and other funds. As of September 30, 2005, our combined investment in these bonds and funds was $271.8 million (December 31, 2004 – $236.6 million). To hedge our exposure to currency fluctuations from these funds, we have entered into foreign currency forward and option contracts with notional exposure of $253.9 million (December 31, 2004 – $191.9 million). In the future, we may choose to increase our exposure to non-dollar investments. Foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in other comprehensive income or net foreign exchange gains (losses) in our statements of income; the foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar assets are recorded through net foreign exchange gains (losses) in our statements of income. During the first nine months of 2005 and 2004, we recorded a gain of $27.5 million and a loss of $3.9 million, respectively, on our foreign currency forward and option contracts related to our hedging of non-US dollar investments. This was offset by a loss of $27.9 million (September 30, 2004 – gain of $2.4 million) on the underlying hedged foreign-currency denominated investments, of which $12.9 million (September 30, 2004 – $1.6 million) relates to available for sale securities and was therefore included in other comprehensive income (loss) and $15.0 million (September 30, 2004 – $0.8 million) related to our other investments, which was included in net foreign exchange gains (losses) in our Consolidated Statements of Operations.

Equity Price Risk

We are exposed to equity price risk principally due to our investment in the common shares and warrant to purchase additional common shares of Platinum (see "Summary of Results of Operations – Investments"), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum's common stock. The aggregate fair value of this investment in Platinum was $142.8 million at September 30, 2005 compared to $150.5 million at December 31, 2004. A hypothetical 10 percent decline in the price of Platinum stock from the September 30, 2005 closing price, holding all other factors constant, would have resulted in an $11.8 million decline in the fair value of the stock and a $5.8 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the stock would be recorded in net unrealized gains (losses) on securities and included in other comprehensive income in shareholders' equity. The decline in the fair value of the warrant would be recorded in other income. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity partnerships whose exit strategies often depend on the equity markets. Such investments totaled $415.3 million at September 30, 2005 (December 31, 2004 - $375.8 million).

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, and to a lesser extent, reinsurance premiums receivable and ceded reinsurance balances, including losses recoverable. At September 30, 2005 and December 31, 2004, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit derivatives to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At September 30, 2005, the maximum payments we were obligated to make under credit derivatives was $4.0 million (December 31, 2004 – $21.5 million). We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet at September 30, 2005 was a liability of $2.6 million (December 31, 2004 – $12.6 million). During the first nine months of 2005 and 2004, we recorded losses of $2.4 million and $6.9 million, respectively, from these credit derivatives in our consolidated statement of income. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at September 30, 2005, the Company's disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. During the second and third quarters of 2005 we completed a review of our processes and assumptions for establishing and evaluating our catastrophe reinsurance reserves and specialty reinsurance reserves, respectively. During these reviews we developed and completed certain procedures, relating to our property catastrophe and specialty reinsurance reserving, which should enhance our existing internal controls over loss reserving in future periods. We expect to complete a review of our Individual Risk reserves during the fourth quarter of 2005. In addition, during the third quarter of 2005 we reviewed and enhanced certain of our internal controls around ceded reinsurance balances, including losses recoverable. Except for the preceding items, there has been no change in the Company's internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

We received a subpoena from the Securities and Exchange Commission (the "SEC") in February 2005, a subpoena from the Office of the Attorney General for the State of New York (the "NYAG") in March 2005, and a subpoena from the United States Attorney's Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney's Office also relate to our business practice review and to our determination to restate the Company's financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

In July 2005, James N. Stanard, the Company's then Chairman and CEO, received a Wells Notice from the staff of the SEC in connection with the SEC's investigation. The Wells Notice indicates that the staff intends to recommend that the SEC bring a civil enforcement action against Mr. Stanard alleging violations of federal securities laws. The Company understands that Michael W. Cash, a former officer of the Company, also received a Wells Notice in connection with the SEC's investigation. In addition, in September 2005, the Company received a Wells Notice in connection with the SEC's investigation. The Wells Notice indicates that the staff intends to recommend that the SEC bring a civil enforcement action against the Company alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties, and disgorgement. In April 2005, we also received subpoenas from the SEC and the NYAG relating to our investment in Channel Re.

We are cooperating with the SEC, the NYAG, and the United States Attorney's Office in these ongoing investigations. The SEC and the United States Attorneys' Office have continued to request information from the Company in connection with their investigations. They have interviewed and deposed a number of current and former officers and employees of the Company, and have indicated that they plan to conduct additional interviews or depositions of such individuals. It is possible that additional current or former officers or employees could be interviewed or deposed in the future. It is possible that additional investigations or proceedings may be commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. We are unable to predict the ultimate outcome of these investigations or the impact these investigations may have on our business, including as to our senior management team. These investigations could result in penalties, require remediation, or otherwise impact the Company and/or our senior management team in a manner which may be adverse to us, perhaps materially so. We intend to continue to cooperate with these investigations.

Since late July 2005, at least seven putative class action lawsuits have been filed in the United States District Court for the Southern District of New York by purchasers of the Company's common stock naming the Company and certain of its present and former executive officers and directors as defendants. The complaints allege that the Company and the other defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in U.S. Exchange Act filings and public statements. Plaintiffs seek damages in an unspecified amount to compensate an alleged class of persons who purchased the Company's stock between January 24, 2002 and July 25, 2005 (one suit purports to be filed on behalf of purchasers between October 21, 2003 and July 25, 2005). One of the actions also includes claims on behalf of purchasers of the Company's 6.08% Series C perpetual preference shares. No class has been certified in these actions, and the Company has not been served with the complaints. The Company intends to vigorously defend these lawsuits but is unable at this time to ascertain the impact this litigation may have on its financial position or results of operations.

In addition to the above, we are, from time to time, a party to litigation and arbitration that arises in the normal course of our business operations. While any such litigation or arbitration contains an element of uncertainty, we believe that any such litigation or arbitration to which we are presently a party is not likely to have a material adverse effect on our business or operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases for the quarter ended September 30, 2005. RenaissanceRe's Board has authorized a share repurchase program of $150 million. We repurchased $0.7 million in shares under this program in the nine months ended September 30, 2005.

	Shares purchased	Average price per share	Maximum shares still available for repurchase (2)
			(in millions)
Beginning shares available to be repurchased			$150.0
July 1 – 31, 2005
From employees (1)	24,670	$46.72	N/A
Under share repurchase program (2)	17,200	$41.94	(0.7)
August 1 – 31, 2005	—	$—	N/A
September 1 – 30, 2005
From employees (1)	434	$44.27	N/A
Total	42,304		$149.3

(1)	These purchases exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

(2)	The Company publicly announced its share repurchase program of $150 million on August 7, 2003. No expiration date has been established for this program.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

a.	Exhibits:
10.1	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and Kevin J. O'Donnell.
10.2	Employment Agreement, dated as of June 21, 2005, between RenaissanceRe Holdings Ltd. and Neill A. Currie.
10.3	Investment Manager Agreement, entered into as of July 1, 2005, by and between Renaissance Underwriting Managers Ltd. and BlackRock Financial Management, Inc. (1)
31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 8, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.

By:	/s/ John M. Lummis John M. Lummis Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date: November 9, 2005