Form 10-K
period 2005-12-31
RENAISSANCERE HOLDINGS LTD
filed 2006-03-03
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005
Commission File No. 34-0-26512

RENAISSANCERE HOLDINGS LTD.

(Exact Name Of Registrant As Specified In Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-014-1974 (I.R.S.Employer Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Act. Large accelerated filer , Accelerated filer , Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2005 was $3,179,508,637 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

The number of Common Shares outstanding at February 17, 2006 was 71,546,810.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed in respect of our 2006 Annual General Meeting of Shareholders.

RENAISSANCERE HOLDINGS LTD.
TABLE OF CONTENTS

PART I

Unless the context otherwise requires, references in this Annual Report to ‘‘RenaissanceRe’’ or the ‘‘Company’’ mean RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’), Renaissance Reinsurance of Europe (‘‘Renaissance Europe’’), Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’), Glencoe Insurance Ltd. (‘‘Glencoe’’), Glencoe U.S. Holdings Inc. (‘‘Glencoe U.S.’’), Stonington Insurance Company (‘‘Stonington’’), Lantana Insurance Ltd. (‘‘Lantana’’), Glencoe Group Services Inc. ("Glencoe Group Services’’), Renaissance Underwriting Managers, Ltd.(‘‘RUM’’), RenaissanceRe Ventures Ltd. (‘‘Ventures’’), RenaissanceRe Capital Trust (‘‘Capital Trust’’), Renaissance Investment Management Company Ltd. (‘‘RIMCO’’), Renaissance Investment Holdings Ltd. (‘‘RIHL’’) and RenaissanceRe Services Ltd. We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’) and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). DaVinci’s financial results are consolidated in our financial statements. Unless the context otherwise requires, references to RenaissanceRe do not include any of the joint ventures for which we provide underwriting services. Certain terms used below are defined in the ‘‘Glossary of Selected Insurance Terms’’ appearing on page 50 of this Form 10-K.

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

In particular, statements using words such as ‘‘may,’’ ‘‘should,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘intends,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘potential’’ or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, overall market trends, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, trends in market conditions, prices, market standing and product volumes, investment results and pricing conditions in the reinsurance and insurance industries.

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	we are exposed to significant losses from catastrophic events and other exposures that we cover that may cause significant volatility in our financial results;

•	the frequency and severity of catastrophic events could exceed our estimates and cause losses greater than we expect;

•	risks associated with implementing our business strategies and initiatives, including risks relating to effecting our leadership transition;

•	risks associated with executing our strategy in our newer specialty reinsurance and Individual Risk businesses, including the development of our infrastructure to support these lines;

•	risks relating to our strategy of relying on program managers, third-party administrators, and other vendors to support our Individual Risk operations;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	risks that the current governmental investigations or related proceedings involving the Company might impact us adversely, including as regards our senior executive team;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms;

•	the inherent uncertainties in our reserving process, including those related to the 2005 catastrophes, which uncertainties we believe are increasing as we diversify into new product classes;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks relating to the availability and collectibility of our reinsurance with respect to both our Reinsurance and Individual Risk operations;

•	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third-party payments for which we might be liable;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	we may be affected by increased competition, including from new entrants being formed following hurricane Katrina, or in future periods by a decrease in the level of demand for our reinsurance or insurance products;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

•	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, Glencoe and RIHL, are subject to U.S. taxation;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

•	sanctions against us, as a Bermuda-based company, by multinational organizations;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, the risk of increased global regulation of the insurance and reinsurance industry, and the risk that TRIA will not be renewed after 2007;

•	the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate; and

•	operational risks, including system or human failures.

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail in ‘‘Risk Factors’’ below. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.    BUSINESS

GENERAL

RenaissanceRe was established in Bermuda in 1993 to write property catastrophe reinsurance. Through our operating subsidiaries, we seek to obtain a portfolio of reinsurance, insurance and financial risks in each of our businesses that is significantly better than the market average and produces an attractive return on equity. Our strategy focuses on superior risk selection, active capital management, superior utilization of risk management and information systems, the development and enhancement of a high performance and ethical culture and our commitment to our clients and joint venture partners. We provide value to our clients in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We measure our financial success through long-term growth in tangible book value per common share plus accumulated dividends and believe we have delivered superior performance in this regard in the past.

Our core products include property catastrophe reinsurance, which we write through our principal operating subsidiary Renaissance Reinsurance and joint ventures, principally DaVinci and Top Layer Re; specialty reinsurance risks through Renaissance Reinsurance and DaVinci; and primary insurance and quota share reinsurance, which we write through the operating subsidiaries of the Glencoe Group. We believe that we are one of the world’s largest writers of property catastrophe reinsurance based on gross managed premiums written. We also believe we have a strong position in certain specialty reinsurance lines of business and are building a unique franchise in the U.S. program business. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong relationships.

We conduct our business through two reportable segments, Reinsurance and Individual Risk. For the year ended December 31, 2005, our Reinsurance and Individual Risk segments accounted for approximately 64.0% and 36.0%, respectively, of our total consolidated gross premiums written. The share attributable to Individual Risk premiums has increased significantly over the last three years. Our segments are more fully described in ‘‘Business Segments’’ below.

Risk Management and Underwriting

A principal focus of RenaissanceRe is to develop and effectively utilize sophisticated computer models and other analytical tools to assess the risks that we underwrite and optimize our portfolio of reinsurance and insurance contracts. These efforts are managed across our organization by a team of professionals led by our chief underwriting officer.

With respect to our Reinsurance operations, since 1993 we have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS©). As described in more detail below, we believe that REMS© is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry and offers us a significant advantage amongst our competitors. REMS© was developed to analyze catastrophe risks, and is being developed to analyze other classes of risk.

In addition to using REMS©, within our Individual Risk operations we have developed a proprietary information management and analytical database (Program Analysis Central Repository or ‘‘PACeR’’), within which data related to substantially all our U.S. program business is maintained. With the use and development of PACeR, we are seeking to develop statistical and analytical techniques to evaluate our U.S. program lines of business. We provide our clients with access to PACeR and believe it helps them understand their business and make better underwriting decisions, thus creating value for them and for us. Our objective is to have PACeR create an advantage for our Individual Risk operations by assisting us in building and maintaining a well-priced portfolio of specialty insurance risks.

New Business

In addition to the potential growth of our existing reinsurance and insurance businesses, from time to time we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. This potential diversification includes opportunities to write targeted classes of non-catastrophe business, both directly for our own account and through possible new joint venture opportunities.

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

Legal Matters

In the fourth quarter of 2004, we commenced a review of the Company’s business practices in light of the industry-wide investigations by the Office of the Attorney General for the State of New York (the "NYAG") and other government authorities into a wide range of practices in the insurance and reinsurance industry. In February 2005, we announced that we had determined to restate the Company’s financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.  Thereafter we received subpoenas from, and are the subject of ongoing investigations by, the Securities and Exchange Commission (‘‘SEC’’), the United States Attorney's Office for the Southern District of New York and the NYAG, as well as civil suits arising out of the events and circumstances which are the subjects of those subpoenas and investigations. In connection with these investigations, in July 2005, James N. Stanard, the Company’s then Chairman and Chief Executive Officer (‘‘CEO’’), received a Wells Notice from the staff of the SEC in connection with the SEC’s investigation.  The Company understands that Michael W. Cash, a former officer of the Company, also received a Wells Notice at about that time.  In addition, in September 2005, the Company received a Wells Notice in connection with the SEC’s investigation.  The Wells Notices indicate that the staff intends to recommend that the SEC bring a civil enforcement action against the recipients alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties or disgorgement.  We are unable to predict the ultimate outcome of these investigations, which could result in injunctive relief, penalties, require remediation, or otherwise impact the Company and/or our senior management team in a manner which may be adverse to us, perhaps materially so. We intend to continue to cooperate with these investigations. See ‘‘Legal Proceedings.’’

On November 1, 2005, we announced the resignation of Mr. Stanard as our Chairman and CEO and that Neill A. Currie had been named by the Board of Directors as our new CEO and had also been appointed to the Board of Directors, and that W. James MacGinnitie had been appointed non-executive Chairman of the Board of Directors. Following this announcement, Standard & Poor's Ratings Services, Moody's Investors Service Inc., Fitch Ratings Ltd., and A.M. Best Company, Inc. downgraded certain of the ratings of our principal operating subsidiaries and joint ventures and the senior debt ratings of the Company.  Our ratings generally remain on watch with these agencies.  See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – Credit Ratings’’ and ‘‘Legal Proceedings.’’

CORPORATE STRATEGY

We seek to generate long-term growth in tangible book value per common share plus accumulated dividends for our shareholders by pursuing the following strategic objectives:

•	Superior Risk Selection. We seek to underwrite our reinsurance, insurance and financial risks through the use of sophisticated risk selection techniques, including computer models. We pursue a disciplined approach to underwriting and only select those risks that we believe will produce an attractive return on equity, subject to prudent risk constraints.

•	Marketing. We believe our modeling and technical expertise, and the risk management advice that we provide to our clients, has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our Reinsurance products worldwide exclusively through reinsurance brokers. We seek to offer stable, predictable and consistent risk-based pricing. We seek to achieve a prompt turnaround on our claims.

•	Active Capital Management. We aim to write as much attractively priced business as is available and then manage our capital accordingly. We typically seek to raise capital when we expect an increase in attractively priced business and return capital to our shareholders or joint venture investors when the amount of attractively priced business declines.

•	Joint Ventures. Building upon our relationships and expertise in risk selection, marketing and capital management, we have successfully established new joint venture and investment opportunities, which include new partners and diversifying classes of business. We intend to pursue additional joint venture opportunities.

We believe we are positioned to fulfill these objectives by virtue of the experience and skill of our management team, our significant financial strength, and our strong relationships with brokers and clients. In addition, we believe our superior service, our proprietary modeling technology, and our extensive business relationships which have enabled us to become a leader in the property catastrophe reinsurance market will be instrumental in allowing us to achieve our strategic objectives.

BUSINESS SEGMENTS

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Financial data relating to our two segments is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Consolidated Financial Statements and Notes presented under Item 8.

Reinsurance Segment

Our Reinsurance operations are comprised of three components: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain other activities of Ventures as described herein. Our Reinsurance operations are managed by the President of Renaissance Reinsurance, who leads a team of underwriters, risk modelers and other industry professionals, who have access to our proprietary risk management, underwriting and modeling resources and tools. We believe the expertise of our underwriting and modeling team and our proprietary analytic tools, together with superior customer service, provide us with a significant competitive advantage.

Our portfolio of business has continued to be increasingly characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 10% of our gross written premiums. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers.

The following table shows our total managed catastrophe and specialty reinsurance gross premiums written:

Year ended December 31,	2005	2004	2003
(in thousands)
Property catastrophe gross premiums written
Written for Renaissance Reinsurance	$575,820	$533,339	$488,124
Written for DaVinci	156,159	149,840	155,541
Total property catastrophe premiums (1)	731,979	683,179	643,665
Written for Top Layer Re	59,907	70,242	76,735
Total managed property catastrophe premiums (2)	791,886	753,421	720,400
Specialty gross premiums written
Written for Renaissance Reinsurance	400,524	351,261	268,506
Written for DaVinci	25,195	31,625	23,314
Total specialty premiums	425,719	382,886	291,820
Total managed reinsurance premiums (2)	1,217,605	1,136,307	1,012,220
Less: written for Top Layer Re	(59,907)	(70,242)	(76,735)
Total Reinsurance premiums written (1)	$1,157,698	$1,066,065	$935,485

(1)	Excludes combined premium assumed from our Individual Risk segment of $45.3 million, $18.8 million and $20.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	In addition to the GAAP financial measures set forth in this Form 10-K, we have included certain non-GAAP financial measures in this Form 10-K within the meaning of Regulation G. We have consistently provided these financial measurements in previous filings and we believe that these measurements are important to investors and other interested parties, and that investors and other such persons benefit from having a consistent basis for comparison with other companies within the industry. These measures may not, however, be comparable to similarly titled measures used by companies outside the insurance industry. Investors are cautioned not to place undue reliance on these non-GAAP measures in assessing our overall financial performance.

We have included in this Form 10-K ‘‘managed property catastrophe premiums’’ and ‘‘managed reinsurance premiums.’’ ‘‘Managed property catastrophe premiums’’ and ‘‘managed reinsurance premiums’’ are defined as gross property catastrophe and gross reinsurance premiums, respectively, written by Renaissance  Reinsurance and our joint ventures. ‘‘Managed property catastrophe premiums’’ and ‘‘managed reinsurance  premiums’’ differ from total property catastrophe premiums and total reinsurance premiums, respectively, which we believe are the most directly comparable GAAP measures, due to the inclusion of catastrophe premiums written on behalf of our joint venture Top Layer Re which is accounted for under the equity method of accounting.

Property Catastrophe Reinsurance

We believe we are the one of the largest providers of property catastrophe reinsurance in the world, based on managed catastrophe gross premiums written.

Our property catastrophe reinsurance contracts are generally ‘‘all risk’’ in nature. Our most significant exposure is to losses from earthquakes and hurricanes and other windstorms, although we are also exposed to claims arising from other catastrophes, such as tsunamis, freezes, floods, fires, tornadoes, explosions and acts of terrorism in connection with the coverages we provide. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property reinsurance contracts when arising from a covered peril. We offer our coverages on a worldwide basis.

Because of the wide range of possible catastrophic events to which we are exposed, including the size of such events and because of the potential for multiple events to occur in the same time period, our catastrophe reinsurance business is volatile and our results of operations may reflect this volatility. Further, our financial condition may be impacted by this volatility over time or at any point in time. The effects of claims from one or a number of severe catastrophic events could have a material adverse effect on us. We expect that increases in the values and concentrations of insured property and the effects of inflation will increase the severity of such occurrences in the future.

We seek to moderate the volatility described in the preceding paragraph through superior risk selection and portfolio diversification. We may opportunistically increase or decrease our presence in the catastrophe reinsurance business based on market conditions and our assessment of risk-adjusted pricing adequacy. Also, we may seek to purchase reinsurance or other protection for our own account to further reduce the financial impact that a large catastrophe or a series of frequent and numerous catastrophes could have on our results.

As a result of our position in the market and reputation for superior customer service, we believe we have superior access to desirable business compared to the market as a whole. As described above, we use our proprietary underwriting tools and guidelines to attempt to construct an attractive portfolio from these opportunities. We dynamically model policy submissions against our current in-force portfolio, comparing the expected profit of the contract against the amount of capital that we allocate to the contract based on our estimate of its marginal impact on our overall portfolio risk. At times, our approach to portfolio management may result in our having a relatively large market share of catastrophe reinsurance exposure in a particular geographic region where we believe pricing is attractive, or, in contrast, a disproportionately low market share in regions where we believe pricing is inadequate.

Catastrophe Excess of Loss Reinsurance.    We principally write catastrophe reinsurance on an excess of loss basis, which means we provide coverage to our insureds when aggregate claims and claim expenses from a single occurrence of a covered peril exceed the attachment point specified in a particular contract. Under these contracts we indemnify an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, and up to an amount per loss specified in the contract.

The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from ‘‘all property’’ perils to limited coverage on selected perils, such as ‘‘earthquake only’’ coverage.

Excess of Loss Retrocessional Reinsurance.    We enter into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedants. In providing retrocessional reinsurance, we focus on property catastrophe retrocessional reinsurance which covers the retrocedant on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from ‘‘all property’’ perils to limited coverage on selected perils, such as ‘‘earthquake only’’ coverage. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedant alter their book of business after retrocessional coverage has been bound.

Specialty Reinsurance

We write a number of lines of reinsurance other than property catastrophe, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, certain casualty lines and other specialty lines of reinsurance, which we collectively refer to as specialty reinsurance. As with our catastrophe business, our team of experienced professionals seek to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.

We believe that our underwriting and analytic capabilities have positioned us well to manage this business. We generally seek to target lines of business where we believe we can adequately quantify the risks assumed and where potential losses could be characterized as low frequency and high severity, similar to our catastrophe reinsurance coverages. We also seek to identify market dislocations and will opportunistically write new lines of business whose risk and return characteristics are estimated to exceed our hurdle rates. We also seek to manage the correlations of this business with our property catastrophe reinsurance portfolio.

We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our catastrophe reinsurance products, and also provide some proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance and pro rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the cedant a commission which is generally based on the cedant's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit factor. Our products generally include numerous tailored features, and typically have liability limits, sub-limits, ‘‘corridors’’ or other features which we believe help us manage our exposures. Any liability exceeding or otherwise not subject to such limits reverts to the cedant. As with our catastrophe reinsurance business, our specialty reinsurance frequently provides coverage for relatively large exposures, and thus we are subject to potential significant claims volatility.

We generally seek to write significant lines on our specialty reinsurance treaties. As a result of our financial strength, we have the ability to offer significant capacity and, for select risks, we have made available limits of up to $200 million per program. We believe these capabilities, the strength of our specialty reinsurance underwriting team, and our demonstrated ability and willingness to pay valid claims are competitive advantages of our specialty reinsurance business.

Ventures

We pursue a number of other opportunities through our Ventures unit, which has responsibility for managing our joint venture relationships, executing customized reinsurance transactions to assume or cede risk and managing certain investments directed at classes of risk other than catastrophe reinsurance.

Property Catastrophe Managed Joint Ventures.    We actively manage property catastrophe-oriented joint ventures, which provide us with an additional presence in the market as well as fee income. They allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our joint ventures include Top Layer Re and DaVinci. We are the exclusive underwriting manager for each of Top Layer Re and DaVinci.

Top Layer Re writes high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm Mutual Automobile Insurance Company (‘‘State Farm’’) and 50% by Renaissance Reinsurance. State Farm provides $3.9 billion of stop loss reinsurance coverage to Top Layer Re. We account for Top Layer Re under the equity method and our proportionate share of its results are reflected in equity in earnings of other ventures in our consolidated statement of operations.

DaVinci writes global reinsurance. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance's property catastrophe reinsurance portfolio. We also write certain lines of specialty reinsurance for DaVinci, currently terrorism and catastrophe exposed workers’ compensation. In the fourth quarter of 2005 DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’), DaVinci’s parent company, raised $320.6 million of equity capital and an additional $53.9 million was raised in February 2006. The capital was funded by new and existing investors, including $50.0 million contributed by us. Our ownership in DaVinciRe was 19.69% at December 31, 2005, down from 25.25% prior to the capital raise. As of February 17, 2006, our ownership in DaVinciRe was 18.04%. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into our consolidated results of operations and financial position.

In these joint ventures, we typically provide our partners with underwriting, claims management, risk modeling, capital and investment management services, marketing, reporting, remittances and payments processing and other services. We work within agreed-upon underwriting guidelines, using the same techniques and systems for the underwriting as we apply to our own portfolio. These relationships generate fees for services and profit sharing income for us. In turn, our joint ventures have increased the capital we can commit to the catastrophe reinsurance market and have deepened our market penetration.

Customized Reinsurance Transactions.    Ventures works on a range of other customized reinsurance transactions. For example, we have participated in the market for catastrophe-linked securities. We also offer products through which we cede participations in the performance of our catastrophe reinsurance portfolio. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management objectives.

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

Examples of these investments include:

•	Channel Re – a Bermuda-based financial guaranty reinsurer with financial strength ratings of Aaa from Moody’s and AAA from S&P (placed on Watch Negative by S&P on June 15, 2005). Channel Re was capitalized on February 12, 2004 with equity capital of approximately $366 million, of which RenaissanceRe contributed $120 million, or 32.7%. Channel Re assumed an approximate $27 billion portfolio of in-force business (par amount) from MBIA Inc., and certain of its affiliates, and participates in its reinsurance treaty and provides facultative reinsurance support. Channel Re has total claims-paying resources of approximately $750 million.

•	Platinum – A Bermuda-based diversified reinsurance company. In 2002, we invested $84.2 million in exchange for 3,960,000 common shares of Platinum. In addition, we received a warrant to purchase an additional 2,500,000 common shares at a strike price of $27.00 and entered into a variety of commercial relationships. In December 2005, we disposed of all of our common shares in Platinum for net proceeds of $114.0 million and recorded a realized gain on the sale of Platinum of $29.8 million. We continue to own the warrant and currently expect to continue our commercial relationships with Platinum.

•	Other investments and initiatives including ventures focused on trading weather-sensitive commodities, securities and derivatives.

Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of our investments in Top Layer Re, Channel Re, Platinum and other ventures are included in the Other category of our segment results.

Competition

We believe that our principal competitors in our Reinsurance segment include other companies active in the Bermuda market, including Ace Limited, Allied World Assurance Company, Arch Capital Group (‘‘Arch’’), Axis Capital Holdings, Endurance Specialty Holdings Ltd., Everest Re Group Ltd., IPC Holdings, Ltd., Montpelier Re Holdings, PartnerRe Ltd., Platinum and XL Capital Ltd. We also compete with certain Lloyd's syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc. (‘‘AIG’’), Berkshire Hathaway (‘‘Berkshire’’), Munich Re Group and Swiss Re. As our business evolves over time we expect our competitors to change as well. Following hurricane Katrina in August 2005, a significant trend of new company formation focused in Bermuda commenced, which may result in substantial new competition for 2006 and subsequent periods. We believe there has been at least $7.5 billion of new capital that has been contributed to these new Bermuda-based reinsurance enterprises. In addition, we believe existing reinsurance companies have raised in excess of $15 billion of new capital subsequent to hurricane Katrina to rebuild their capital position and to capitalize on new opportunities. Also, hedge funds have shown increasing interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products.

Over the last several years capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance. Although the impact of these financial products to date has been limited, it could grow in the future. In addition, the tax policies of the countries where our clients operate can affect demand for reinsurance. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us when considering to offer coverage.

Individual Risk Segment

Since 2003, we have significantly increased the amount of capital and resources devoted to our Individual Risk segment. Our gross premiums written in this segment have grown from $283 million in 2002 to $651 million in 2005, and we expect the growth to continue in 2006, although at a reduced rate of increase.

The following table shows our Individual Risk gross premiums written by line of business:

Year ended December 31,	2005	2004	2003
(in thousands)
Individual Risk gross premiums written
Property	$373,823	$290,960	$321,336
Commercial auto	93,574	59,335	70,742
Multi-peril crop	82,203	9,048	—
Claims made liability	51,084	77,134	22,102
Occurrence liability	50,746	41,615	32,544
Total Individual Risk gross premiums written	$651,430	$478,092	$446,724

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our Individual Risk segment is managed by the Chief Executive Officer of the Glencoe Group. Our Individual Risk operations seek on an opportunistic basis to identify and write classes of business which are attractively priced relative to the risk exposure and, in the case of catastrophe-exposed risks, where our expertise in modeling, analytical tools and information systems may provide a competitive advantage.

Our Individual Risk business is written by the Glencoe Group through its operating subsidiaries Glencoe and Lantana, on an excess and surplus lines basis, and by Stonington and Stonington Lloyds, on an admitted basis. Our principal contracts include insurance contracts and quota share reinsurance with respect to risks including: 1) commercial and homeowners property coverages, including catastrophe-exposed products; 2) commercial liability coverages, including general, automobile, professional and various specialty products; 3) multi-peril crop insurance; and 4) reinsurance of other insurers on a quota share basis.

Our Individual Risk business is produced primarily through three distribution channels:

1)	Program managers – We write specialty lines primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions;

2)	Quota share reinsurance – We write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office functions. Business is written pursuant to agreed-upon guidelines; and

3)	Broker-produced business – We write primary insurance produced through brokers on a risk-by-risk basis; underwriting and back office functions for this business are based in our offices in Bermuda while claims handling is outsourced.

The following table shows our Individual Risk gross premiums written by distribution channel:

Year ended December 31,	2005	2004	2003
(in thousands)
Individual Risk gross premiums written
Program managers	$343,419	$174,902	$72,074
Quota share reinsurance	273,734	243,294	349,397
Broker-produced business	34,277	59,896	25,253
Total Individual Risk gross premiums written	$651,430	$478,092	$446,724

We seek to identify and do business with program managers and quota share reinsurance cedants whom we believe utilize superior underwriting methodologies. We rely on these third parties for services including policy issuance, premium collection, claims processing, and compliance with various state laws and regulations including licensing. We seek to work closely with these partners, attempting to employ our analytical methodologies and, where appropriate, our expertise in catastrophe risk, to arrive at adequate pricing for the risks being underwritten. We seek to structure these relationships to provide value to both parties and meaningful protections to us. Our strategy is to pursue a relatively small number of relatively large relationships. We also purchase excess of loss reinsurance to reduce the impact of catastrophic losses.

We actively oversee our third-party relationships through an operations review team at Glencoe Group Services and through the use of our proprietary program analytical central repository, PACeR. The operations review team utilizes professionals in the disciplines of actuarial science, accounting, claims management, law, regulatory compliance and underwriting. This group assists with the initial due diligence as well as the ongoing monitoring of these third parties. The ongoing monitoring includes periodic audits of our program managers and third-party administrators. In addition, for our large program managers we maintain an employee in an underwriting capacity on-site at the program manager to oversee the program manager’s compliance with our prescribed underwriting guidelines. We generally seek to have contractual performance standards for each of our programs and third-party claims administrators whose compensation is subject to adjustment based on meeting these standards. The program operations team audits compliance with our underwriting guidelines and contractually agreed operating guidelines and performance standards. The program operations team actively works with our third parties to ensure corrective action is taken quickly to resolve issues identified during the audit process.

We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington, Lantana, Stonington Lloyds Insurance Company (‘‘Stonington Lloyds’’), Newstead Insurance Company (‘‘Newstead’’) and Inverness Insurance Company (‘‘Inverness’’). Glencoe is a Bermuda-domiciled excess and surplus lines insurance company and is currently eligible to do business on an excess and surplus lines basis in 51 U.S. jurisdictions. Stonington, a Texas domiciled insurance company, is licensed on an admitted basis in all 50 states and the District of Columbia. Lantana is a Bermuda-domiciled insurance company currently eligible as an excess and surplus lines carrier in 49 U.S. jurisdictions. Newstead and Inverness are Delaware and Arizona-domiciled insurance companies, respectively, and each is currently licensed on an admitted basis in its state of domicile.

Competition.    In our Individual Risk business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation. Many of our Reinsurance segment competitors listed above also compete for the program business and quota share reinsurance we write within our Individual Risk segment. We believe that our principal competitors in the program business of our Individual Risk segment include operating subsidiaries of AIG, Arch, WR Berkley Corp. (‘‘Berkley’’), Berkshire, Hannover Re and Zurich Financial Services Group (‘‘Zurich’’).

RATINGS

Over the last five years, we have received high claims-paying and financial strength ratings from S&P, A.M. Best and Moody’s. These ratings represent independent opinions of an insurer’s financial strength and ability to meet policyholder obligations.

Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the senior debt ratings of RenaissanceRe as of February 17, 2006. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – Credit Ratings’’ for information about recent ratings actions.

At February 17, 2006	S&P	A.M. Best	A.M. Best Financial Size Category	Moody's
REINSURANCE SEGMENT[1]
Renaissance Reinsurance	A+ [3]	A [4]	XIII	A2 [5]
DaVinci	A	A [4]	X	—
Top Layer Re	AA	A+	VII	—
Renaissance Europe	—	A [4]	XIII	—
INDIVIDUAL RISK SEGMENT[1]
Glencoe	—	A− [4]	IX	—
Stonington	—	A− [4]	IX	—
Stonington Lloyds	—	A− [4]	IX	—
Lantana	—	A− [4]	IX	—
RENAISSANCERE[2]	A− [3]	—	—	Baa1 [5]

1	The A.M. Best, S&P and Moody's ratings for the companies in the Reinsurance and Individual Risk segments reflect the insurer's financial strength rating (see explanation of the rating levels below).

2	The S&P and Moody's ratings for RenaissanceRe represent the credit ratings on its senior unsecured debt.

3	Renaissance Reinsurance was downgraded from AA− and RenaissanceRe was downgraded from A on November 2, 2005.

4	Placed Under Review with Negative Implications on November 3, 2005.

5	Renaissance Reinsurance was downgraded from A1 and RenaissanceRe was downgraded from A3 on November 2, 2005.

S&P.    The ‘‘AA’’ range (‘‘AA+’’, ‘‘AA’’, ‘‘AA−’’), which has been assigned by S&P to Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurer's capacity to meet its financial commitment on the obligation is very strong, differing only slightly from those rated higher. The ‘‘A’’ range (‘‘A+’’, ‘‘A’’ and ‘‘A−’’) is the third highest of four ratings ranges within what S&P considers the ‘‘secure’’ category. An insurer rated ‘‘A’’ is believed by S&P to have strong financial security characteristics, but to be somewhat more likely to be affected by business conditions than are insurers with higher ratings.

A.M. Best.    ‘‘A+’’ is the second highest designation of A.M. Best's sixteen rating levels. ‘‘A+’’ rated insurance companies are defined as ‘‘Superior’’ companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. ‘‘A’’ and ‘‘A−’’ are the third and fourth highest designations, respectively, assigned by A.M. Best, representing A.M. Best's opinion that the insurer has an excellent ability to meet its ongoing obligations to policyholders.

A.M. Best also assigns a financial size category to each of the insurance companies rated. ‘‘VII’’ represents a company with $50-$100 million in capital, ‘‘IX’’ represents a company with $250-$500 million in capital, ‘‘X’’ represents a company with $500-$750 million in capital and ‘‘XIII’’ represents a company with $1.25 – $1.5 billion in capital.

Moody's.    Moody's Insurance Financial Strength Ratings and Moody’s Credit Ratings represent its opinions of the ability of insurance companies to repay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody's believes that insurance companies rated A2, such as Renaissance Reinsurance, and companies rated Baa1, such as RenaissanceRe, offer good financial security. However, Moody's believes that elements may be present which suggest a susceptibility to impairment sometime in the future.

In November 2005, following our announcement that our then Chairman and CEO resigned from the Company in light of the ongoing investigations resulting from the Company’s restatement of its financial results, and our announcement that our Chief Operating Officer and Chief Financial Officer John M. Lummis intends to retire at the end of his contract term on June 30, 2006, as discussed herein under ‘‘Part II – Management's Discussion and Analysis of Financial Condition and Results of Operations — Current Outlook’’, (i) Standard & Poor's Ratings Services removed from Credit Watch and lowered its counterparty credit and senior debt ratings on the Company to ‘‘A−’’ from ‘‘A’’, the preferred stock ratings on the Company to ‘‘BBB’’ from ‘‘BBB+’’, and the counterparty credit and financial strength ratings on Renaissance Reinsurance to ‘‘A+’’ from ‘‘AA−’’; and also removed from Credit Watch and affirmed its ‘‘A’’ counterparty credit and financial strength ratings on DaVinci; (ii) Moody’s Investors Service Inc. lowered its senior debt rating on the Company to ‘‘Baa1’’ from ‘‘A3’’, the insurance financial strength rating of Renaissance Reinsurance to ‘‘A2’’ from ‘‘A1’’, the rating of the capital securities issued by RenaissanceRe Capital Trust to ‘‘Baa2’’ from ‘‘Baa1’’, and the capital securities rating of RenaissanceRe Capital Trust II to ‘‘(P)Baa2’’ from ‘‘(P)Baa1’’; and also lowered the ratings for the Company’s junior subordinated debt to ‘‘Baa2’’ from ‘‘Baa1’’, the preference stock to ‘‘Baa3’’ from ‘‘Baa2’’, the provisional senior unsecured debt to ‘‘(P)Baa1’’ from ‘‘(P)A3’’, the provisional subordinated debt to ‘‘(P)Baa2’’ from ‘‘(P)Baa1’’, and the provisional preference stock to ‘‘(P)Baa3’’ from ‘‘(P)Baa2’’; (iii) Fitch Ratings Ltd. downgraded the long-term rating of the Company to ‘‘BBB+’’ from ‘‘A−’’, the rating on the Company's senior unsecured notes to ‘‘BBB+’’ from ‘‘A−’’, the rating on the Company's preferred stock to ‘‘BBB’’ from ‘‘BBB+’’, and the insurer financial strength rating on Renaissance Reinsurance to ‘‘A’’ from ‘‘A+’’; and also removed these ratings from Rating Watch Negative and announced the Rating Outlook is Negative; and (iv) A.M. Best Company, Inc. downgraded the financial strength rating of Renaissance Reinsurance to ‘‘A’’ from ‘‘A+’’, the financial strength ratings of the operating subsidiaries of Glencoe Group to ‘‘A−’’ from ‘‘A’’, the financial strength ratings of the operating subsidiaries of Overseas Partners Cat Limited to ‘‘A−’’ from ‘‘A’’, the issuer credit rating of DaVinci to ‘‘a’’ from ‘‘a+’’, and the issuer credit rating of the Company to ‘‘bbb’’ from ‘‘a−’’ (and also downgraded the Company’s debt ratings); and announced its ratings remain under review with negative implications.

While the ratings of Renaissance Reinsurance remain among the highest in our business, these ratings actions could have an adverse effect on our ability to fully realize current or future market opportunities. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a further downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the financial condition or future operations, but such effect potentially could be material. To date we are not aware that we have experienced such a cancellation.

UNDERWRITING

Reinsurance

Our primary underwriting goal is to construct a portfolio of reinsurance contracts that maximizes our return on shareholders' equity, subject to prudent risk constraints, and generate long-term growth in tangible book value per common share plus accumulated dividends. We assess each new reinsurance contract on the basis of the expected incremental return relative to the incremental contribution to portfolio risk.

We have developed a proprietary, computer-based pricing and exposure management system, REMS©. REMS© was initially developed with consulting assistance from Tillinghast, an actuarial consulting unit of Towers, Perrin, Forster & Crosby, and Applied Insurance Research, Inc., the developer of the CATMAP™ system. Since inception, we have continued to invest in and improve REMS©, incorporating our underwriting experience, additional proprietary software and a significant amount of new industry data. REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss which the program presents. We have licensed and integrated into REMS© a number of third-party catastrophe computer models in addition to our base model, which we use to validate and stress test our base REMS© results. REMS© is most developed in analyzing catastrophe risks. Our tools for assessing non-catastrophe risks are much less sophisticated and much less well developed than those for catastrophe risks. We are working to better develop our analytical techniques relating to non-catastrophe risks.

We believe that REMS© is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry. Before the Company binds a risk, a significant amount of exposure data is typically gathered from clients and this exposure data is input into the REMS© modeling system. The REMS© modeling system enables the Company to measure each policy on a consistent basis and provides the Company with a measurement of an appropriate price to charge for each policy based upon the risk that is assumed. REMS© combines computer-generated statistical simulations that estimate event probabilities with exposure and coverage information on each client's reinsurance contract to produce expected claims for reinsurance programs submitted to us. Our models employ simulation techniques to generate 40,000 years of activity, including events causing in excess of $300 billion in insured industry losses. From this simulation, we generate estimates of expected claims, expected profits and a probability distribution of potential outcomes for each program in our portfolio and for our total portfolio. REMS© allows us to score the contracts that we write by comparing the expected profit of a contract with the amount of capital that we allocate to the contract based on its marginal impact on the risk of our portfolio. We have also customized REMS© by including additional perils, risks and geographic areas that are not captured in the commercially available models.

We periodically review our catastrophe assumptions in REMS©. We have had an ongoing review of our Atlantic hurricane model for the past two years, and in the second half of 2005 we decided to revise our assumptions around Atlantic basin hurricane frequency and severity. Most commercial catastrophe models base their frequency and severity distributions on the last 100 years of hurricane activity. These commercial models assume that a long term view of hurricane risk is appropriate for the insurance industry. Based on our review of the scientific literature, private research, and discussions with some of the leading climatologists and meteorologists, we do not currently believe the past 100 years of data is reflective of current activity. We believe there has been an increase in the frequency and severity of hurricanes that develop in the Atlantic basin and that have the potential to make landfall in the U.S. We started using these revised assumptions in REMS© to model and evaluate our portfolio of risk in the latter part of 2005. These assumptions involve significant judgment on our part, and further experience or scientific research may lead us to further adjust these assumptions.

Our catastrophe reinsurance underwriters use REMS© in their pricing decisions, which we believe provides them with several competitive advantages. These include the ability:

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

We have developed underwriting guidelines, to be used in conjunction with REMS©, that seek to limit the exposure to claims from any single catastrophic event and the exposure to losses from a series of catastrophic events. As part of our pricing and underwriting process, we also assess a variety of other factors, including:

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

In order to define the risk profile of each line of specialty reinsurance, we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers’ compensation, we are leveraging directly off our skill in modeling for our property catastrophe reinsurance risks, and it is important to understand the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, which have little or no natural catastrophe exposure, and hence have significantly less correlation with our property catastrophe reinsurance coverages, probability distributions are derived from a variety of underlying information, including recent historical experience, but with the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis that we use on our property catastrophe reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our underlying risks, which we believe helps us to make consistent underwriting decisions, and manage our total risk portfolio. Overall we undertake to construct conservative representations of the risks within our models, although there can be no assurance that this has occurred.

Individual Risk

For our catastrophe exposed business in our Individual Risk segment, we are seeking to utilize proprietary modeling tools that have been developed in conjunction with the modeling and other resources utilized in our Reinsurance operations, as described above. We also combine these analyses with those of our Reinsurance segment to monitor our aggregate group catastrophic exposures. In general, our techniques for evaluating catastrophe risk are much better developed than those for other classes of risk.

For the business produced through program managers, we seek to carefully identify and evaluate potential program managers. When evaluating a potential new program manager, we consider numerous factors including: (i) whether the program manager can provide and help us analyze historic loss and other business data; (ii) whether the program manager will agree to accept a portion of their compensation based on the underwriting performance of their program and provide us with the other terms and conditions we require; (iii) the integrity and experience of the program manager’s management team; (iv) the potential profitability of the program to us; and (v) the availability of our internal resources to appropriately conduct due diligence, negotiate and execute transaction terms, and provide the ongoing monitoring we require. In considering pricing for the products to be offered by the program manager, we evaluate the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs) and an anticipated margin for profit.

In addition to utilizing REMS©, within our Individual Risk operations we have developed a proprietary program analytical repository, PACeR, within which we intend to maintain all of our program business. We are developing statistical and analytical techniques to help evaluate the lines of business we write within this segment and which over time we hope will create a competitive advantage. We also believe that PACeR helps our clients better understand their business, thus creating value for them and us. For example, PACeR enables us to better identify and estimate the expected loss experience of particular products and is employed in the design of our products and the establishment of rates. We also seek to monitor pricing adequacy on our products by region, risk and producer. Subject to regulatory considerations, we seek to make timely premium and coverage modifications where we determine them to be appropriate.

We provide our program managers with written underwriting guidelines and monitor their compliance with our guidelines on a regular basis. Also, our contracts generally provide that a portion of the commission payable to our program managers will be on a retrospective basis, which is intended to permit us to adjust commissions based on our profitability and claims experience once an underwriting year is reasonably mature. We rely on our program managers to perform underwriting pursuant to these contractual guidelines, and believe we benefit from their superior local information and expertise in niche areas.

GEOGRAPHIC BREAKDOWN

Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The following table sets forth the percentage of our gross insurance and reinsurance premiums written allocated to the territory of coverage exposure.

Year ended December 31,	2005		2004		2003
(in thousands)
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property catastrophe reinsurance
United States and Caribbean	$458,193	25.4%	$338,315	21.9%	$297,954	21.5%
Europe	105,796	5.8	141,385	9.1	156,156	11.3
Worldwide (excluding U.S) (1)	59,076	3.3	63,529	4.1	14,968	1.1
Worldwide	54,493	3.0	90,607	5.9	126,541	9.2
Australia and New Zealand	33,266	1.8	28,614	1.9	26,588	1.9
Other	21,155	1.2	20,729	1.3	21,458	1.6
Specialty reinsurance (2)	425,719	23.5	382,886	24.8	291,820	21.1
Total reinsurance (3)	1,157,698	64.0	1,066,065	69.0	935,485	67.7
Individual Risk (4)	651,430	36.0	478,092	31.0	446,724	32.3
Total gross premiums written	$1,809,128	100.0%	$1,544,157	100.0%	$1,382,209	100.0%

(1)	The category ‘‘Worldwide (excluding U.S.)’’ consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and worldwide risks.

(3)	Excludes $45.3 million, $18.8 million and $20.8 million of premium assumed from our Individual Risk segment in 2005, 2004 and 2003, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

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

For our property catastrophe reinsurance operations, we initially set our reserves for claims and claim expenses based on case reserves and other reserve estimates reported by insureds and ceding companies. We then add to these claims reserves, our estimates for additional case reserves and an estimate for incurred but not reported (‘‘IBNR’’) reserves. These estimates are normally based upon our experience with similar claims, our knowledge of potential industry loss levels for each loss, and industry information which we gather and retain in our REMS© modeling system. The estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims.

In reserving for our specialty reinsurance and Individual Risk coverages we currently do not have the benefit of a significant amount of our own historical experience in these lines. Currently we estimate our IBNR reserves for our specialty reinsurance and Individual Risk coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique. The utilization of the

Bornhuetter-Ferguson technique requires us to estimate an expected ultimate claims and claim expense ratio and select an estimated loss reporting pattern for each line of business that we offer. We select our estimates of the expected ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the coverages and terms of coverages that we offer.

Because any reserve estimate is simply an insurer’s estimate of its ultimate liability, and since there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. In response to these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable adjustments to our reserves, principally relating to catastrophe-exposed coverages. In future periods, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reductions to our older accident year reserves. However, there can be no assurance that such reductions will occur.

With the growth in our reserves for claims and claim expenses, we announced in early 2005 that we would review the processes and assumptions for establishing and evaluating our reserves. We completed reviews of our property catastrophe reinsurance reserves, specialty reinsurance reserves and Individual Risk reserves in the second, third and fourth quarters of 2005, respectively. As a result of these reviews, we reduced prior year reserves within our Reinsurance and Individual Risk segments by $248.1 million and $1.1 million, respectively. After adjusting for the impact of minority interest, our 2005 net loss was reduced by $226.9 million as a result of these reviews. The reserve reviews described above reflected updated assumptions, new information received to date and procedural enhancements to the Company's reserving process.

Within our Reinsurance segment, the reserve changes for our property catastrophe portfolio reflects a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for the 1994 to 2004 accident years. For our specialty reinsurance business, the changes were principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience. The changes within our Individual Risk segment as a result of the reserve review were insignificant.

All of our estimates are reviewed annually with an independent actuarial firm. We also review certain assumptions and methodologies on a quarterly basis. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. Although we believe that we are prudent in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. Adjustments to our claims reserves will increase current year net earnings if our current estimates of prior year claims reserves are lower than the initial estimates or will decrease net earnings if our current estimates of prior year claims reserves are greater than the initial estimates.

We incurred net claims of $1,635.7 million, $1,096.3 million and $369.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our total gross reserves for claims and claim expenses were $2,614.6 million and $1,459.4 million at December 31, 2005 and 2004, respectively.

The following table represents the development of our U.S. generally accepted accounting principles (‘‘GAAP’’) balance sheet reserves for 1995 through December 31, 2005. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The ‘‘cumulative redundancy (deficiency) on net reserves’’ represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy (deficiency) on gross reserves.

With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods, including the effect of foreign exchange rates.

Years ended December 31,	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
(in millions)
Gross reserve for claims and claim expenses	$100.4	$105.4	$110.0	$298.8	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4	$2,614.6
Reserve for claims and claim expenses, net of losses recoverable	100.4	105.4	110.0	197.5	174.9	237.0	355.3	605.3	828.7	1,241.6	1,941.4
1 Year Later	112.3	105.4	95.1	149.5	196.8	221.0	378.3	511.6	688.4	1,000.2	—
2 Years Later	112.9	109.4	61.8	149.9	168.4	168.4	344.7	470.5	403.5	—	—
3 Years Later	118.6	87.3	58.2	141.3	121.7	138.6	308.0	294.4	—	—	—
4 Years Later	110.1	90.0	56.8	118.6	111.1	107.7	214.1	—	—	—	—
5 Years Later	114.2	89.5	51.1	117.8	81.9	54.4	—	—	—	—	—
6 Years Later	113.6	83.8	48.2	111.4	38.7	—	—	—	—	—	—
7 Years Later	108.5	81.9	45.6	99.0	—	—	—	—	—	—	—
8 Years Later	107.3	80.1	37.0	—	—	—	—	—	—	—	—
9 Years Later	106.2	72.4	—	—	—	—	—	—	—	—	—
10 Years Later	101.6	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy (deficiency) on net reserves	$(1.2)	$33.0	$73.0	$98.5	$136.2	$182.6	$141.2	$310.9	$425.2	$241.4	$—
Cumulative Net Paid Losses
1 Year Later	55.2	40.7	16.9	54.8	24.6	11.1	88.1	81.9	64.1	338.9
2 Years Later	76.4	54.7	24.7	80.1	16.0	0.3	152.0	90.2	119.1	—
3 Years Later	86.4	60.6	28.4	69.6	1.2	3.2	111.6	122.6	—	—
4 Years Later	91.4	64.1	29.8	69.1	2.7	(7.9)	128.0	—	—	—
5 Years Later	94.3	65.3	31.0	69.5	(9.0)	(0.6)	—	—	—	—
6 Years Later	95.3	66.3	31.9	72.5	3.3	—	—	—	—	—
7 Years Later	95.9	67.1	32.3	78.4	—	—	—	—	—	—
8 Years Later	96.8	67.4	31.8	—	—	—	—	—	—	—
9 Years Later	97.0	67.0	—	—	—	—	—	—	—	—
10 Years Later	96.5	—	—	—	—	—	—	—	—	—
Gross reserve for claims and claim expenses	100.4	105.4	110.0	298.8	478.6	403.6	572.9	804.8	977.9	1,459.4	2,614.6
Reinsurance recoverable on unpaid losses	—	—	—	101.3	303.7	166.6	217.6	199.5	149.2	217.8	673.2
Net reserve for claims and claim expenses	100.4	105.4	110.0	197.5	174.9	237.0	355.3	605.3	828.7	1,241.6	1,941.4
Gross liability re-estimated	101.6	72.4	37.0	292.1	393.0	246.3	399.9	468.6	551.6	1,237.5
Reinsurance recoverable on unpaid losses re-estimated	—	—	—	193.1	354.3	191.9	185.8	174.2	148.1	237.3
Net liability re-estimated	101.6	72.4	37.0	99.0	38.7	54.4	214.1	294.4	403.5	1,000.2
Cumulative redundancy (deficiency) on gross reserves	$(1.2)	$33.0	$73.0	$6.7	$85.6	$157.3	$173.0	$336.2	$426.3	$221.9

Our largest product has historically been property catastrophe reinsurance where we have exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes,

floods, fires, tornadoes and other natural and man-made disasters, such as terrorism. The estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims. Because any reserve estimate is simply an insurer’s estimate of its ultimate liability, and since there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, in response to these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable adjustments to our reserves, principally relating to catastrophe-exposed coverages and coverages within our specialty reinsurance business unit. In future periods, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reductions to our older accident year reserves. However, there can be no assurance that such reductions will occur.

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claims expenses for the years indicated.

Year ended December 31,	2005	2004	2003
(in thousands)
Net reserves as of January 1	$1,241,610	$828,691	$605,262
Net reserves released in sale of subsidiary	—	—	(2,090)
Net incurred related to:
Current year	1,877,118	1,236,565	462,816
Prior years	(241,462)	(140,266)	(93,635)
Total net incurred	1,635,656	1,096,299	369,181
Net paid related to:
Current year	596,997	619,239	61,770
Prior years	338,908	64,141	81,892
Total net paid	935,905	683,380	143,662
Total net reserves as of December 31	1,941,361	1,241,610	828,691
Losses recoverable as of December 31	673,190	217,788	149,201
Total gross reserves as of December 31	$2,614,551	$1,459,398	$977,892

At December 31, 2005, the prior year favorable development of $241.5 million included $231.4 million attributable to our Reinsurance segment and $10.1 million attributable to our Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves was primarily due to the Reinsurance and Individual Risk reserve reviews we undertook during the year, which produced a reduction of $248.1 million in the Reinsurance segment and $1.1 million in the Individual Risk segment. Within the Reinsurance segment, our property catastrophe portfolio experienced a $118.2 million reduction in prior year reserves as a result of the reserve review. This reduction reflected a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for the 1994 to 2004 accident years. For the specialty reinsurance business, the $129.9 million reduction in prior year reserves was principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore the Company has adjusted its estimated loss reporting patterns to reflect this experience. The changes within the Individual Risk segment as a result of the reserve review were insignificant.

At December 31, 2004, the prior year favorable reserve development of $140.3 million included $113.9 million attributable to our Reinsurance segment and $26.4 million attributable to our Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves in our Reinsurance segment was primarily due to a re-estimation of our ultimate losses associated with six large catastrophe events, which produced a reduction of approximately $31.3 million, a $23.0 million reduction in reserves from numerous smaller catastrophe events and $46.8 million in reductions from our specialty reinsurance book of business. The reductions in our reserves for the smaller catastrophe events, the reduction in reserves for our specialty reinsurance book of business and the reserves for our Individual Risk segment were driven by the application of our formulaic methodology used for these books of business with the reductions being due to actual paid and reported loss activity being better than what we anticipated when setting the initial IBNR reserves.

At December 31, 2003, the prior year net favorable reserve development in 2003 of $93.6 million was primarily due to favorable reserve development of $68.7 million in our Reinsurance segment and $24.9 million in our Individual Risk segment. Within the Reinsurance segment our property catastrophe line of business recorded $60.6 million in favorable reserve development. This was driven by reductions in the estimated losses on relatively small catastrophes for the 1999 through 2002 accident years. The largest net favorable reserve development on a single event was $5.1 million which related to the reduction in the estimate of the ultimate cost to settle net claims arising from the European floods of 2002. Our specialty reinsurance line of business within the Reinsurance segment had favorable reserve development of $8.1 million in 2003 which was principally driven by reductions from the 2002 accident year. Our Individual Risk segment had favorable reserve development of $24.9 million in 2003 which was driven by favorable reserve development in the 2002 accident year associated with the Company’s Bermuda-based property business.

Net claims and claim expenses incurred were reduced by $4.7 million during 2005 (2004 – $0.8 million, 2003 – $23.0 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only.  Other income was increased by $0.2 million during 2005 (2004 – reduced by $1.1 million, 2003 – $nil) related to losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only and premiums ceded on reinsurance contracts classified as derivatives under GAAP.  Aggregate deposit liabilities of $129.3 million are included in reinsurance balances payable at December 31, 2005 (2004 – $109.3 million) and aggregate deposit assets of $7.0 million are included in other assets at December 31, 2005 (2004 – $6.3 million).

Our gross case reserves and IBNR by line of business at December 31, 2005 and 2004 are as follows:

At December 31, 2005	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property catastrophe reinsurance	$544,750	$576,992	$207,087	$1,328,829
Specialty reinsurance	180,868	95,312	414,445	690,625
Total Reinsurance	725,618	672,304	621,532	2,019,454
Individual Risk	194,016	—	401,081	595,097
Total	$919,634	$672,304	$1,022,613	$2,614,551
At December 31, 2004
Property catastrophe reinsurance	$137,902	$125,639	$330,744	$594,285
Specialty reinsurance	50,661	56,429	419,917	527,007
Total Reinsurance	188,563	182,068	750,661	1,121,292
Individual Risk	138,285	—	199,821	338,106
Total	$326,848	$182,068	$950,482	$1,459,398

At December 31, 2005, our estimated additional case reserves and IBNR reserves were $1,694.9 million, and a 5% adjustment to our additional case reserves and IBNR reserves would equate to a $84.7 million adjustment to net claims and claim expenses incurred, which represents 30.1% of our 2005 net loss attributable to common shareholders, and 3.8% of shareholders’ equity at December 31, 2005.

INVESTMENTS

The table below shows our portfolio of invested assets:

At December 31,	2005	2004
(in thousands)
Type of investment
Fixed maturity investments available for sale, at fair value
U.S. treasuries and agencies	$1,040,432	$919,013
Non-U.S. government	127,961	209,984
Corporate	554,666	1,177,679
Mortgage-backed	739,053	561,550
Asset-backed	410,182	355,066
Subtotal	2,872,294	3,223,292
Short term investments, at cost	1,653,618	608,292
Other investments, at fair value	586,467	684,590
Total managed investment portfolio	5,112,379	4,516,174
Equity investments in reinsurance company, at fair value	26,671	150,519
Investments in other ventures, under equity method	178,774	159,556
Total investments	$5,317,824	$4,826,249

At December 31, 2005, we held investments totaling $5.3 billion, compared to $4.8 billion at December 31, 2004, with net unrealized appreciation included in accumulated other comprehensive income of $4.8 million at December 31, 2005, compared to $79.0 million at December 31, 2004. Our investment guidelines, which are approved by our Board, stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The large majority of our investments consist of highly rated fixed income securities; however, over the last several years we have increased our exposure to other investments, including hedge funds, private equity partnerships and other investments. During 2005 we decreased our allocation to these other investments. At December 31, 2005 these other investments totaled $586.5 million or 11.0% (2004 – $684.6 million or 14.2%) of our total investments.

At December 31, 2005 our non-investment grade fixed maturity investments available for sale totaled $70.1 million or 2.4% of our fixed maturity investments available for sale, and at December 31, 2004 our non-investment grade fixed maturity investments available for sale totaled $269.9 million or 8.4% of our total fixed maturity investments available for sale. In addition, within our other investments category we have several funds that invest in non-investment grade fixed income securities. At December 31, 2005 the funds that invest in non-investment grade fixed income securities totaled $141.3 million compared to $204.2 million at December 31, 2004. At December 31, 2005, our fixed maturities available for sale and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2004 – AA). At December 31, 2005, our average yield to maturity on our fixed maturity investments available for sale and our short term investment portfolio was 4.6% (2004 – 3.3%), before investment expenses.

Our target portfolio currently has a duration of approximately 3 years for our fixed maturities and short term investments. Our duration at December 31, 2005 was 1.4 years (2004 – 2.2 years), reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk associated with longer duration. From time to time, we may reevaluate our duration in light of the duration of our liabilities and market conditions.

As with other fixed income investments, the value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in the overall investment market and in overall economic conditions. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments. Examples of some of these risks include:

•	Changes in the overall interest rate environment can expose us to ‘‘prepayment risk’’ on our mortgage-backed investments. When interest rates decline, consumers will generally make prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us more quickly than we might have originally anticipated. When we receive these prepayments, our opportunities to reinvest these proceeds back into the investment markets will normally be at reduced interest rates. Conversely, when interest rates increase, consumers will generally make fewer prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us less quickly than we might have originally anticipated. This will increase the duration of our portfolio, which is disadvantageous to us in a rising interest rate environment.

•	Our investments in debt securities of other corporations are exposed to losses from insolvencies of these corporations, and our investment portfolio can also deteriorate based on reduced credit quality of these corporations.

•	Our investments in asset-backed securities are subject to prepayment risks, as noted above, and to the structural risks of these securities. The structural risks primarily emanate from the priority of each security in the issuer's overall capital structure.

•	Within our other investments category, we have several funds that invest in non-investment grade fixed income securities as well as securities denominated in foreign currencies. These investments expose us to losses from insolvencies and other credit related issues. We are also exposed to fluctuations in foreign exchange rates that may result in realized losses to us if our exposures are not hedged or if our hedging strategies are not effective.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment portfolio available for sale at the dates indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

At December 31,	2005	2004
(in thousands)
Due in less than one year	$241,954	$77,746
Due after one through five years	1,220,387	1,495,073
Due after five through ten years	175,930	539,040
Due after ten years	84,788	194,817
U.S. mortgage-backed securities	739,053	561,550
U.S. asset-backed securities	410,182	355,066
Total	$2,872,294	$3,223,292

We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at cost which approximates fair value. As of December 31, 2005 we had $1,653.6 million of short term investments compared to $608.3 million as of December 31, 2004.

The following table summarizes the composition of the fair value of our fixed maturity investments available for sale at the dates indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31,	2005	2004
AAA	82.1%	68.0%
AA	7.0	8.7
A	4.6	7.7
BBB	3.9	7.2
BB	1.0	2.6
B	1.1	3.3
CCC	0.3	1.3
CC	—	—
D	—	0.1
NR	—	1.1
	100.0%	100.0%

The Company’s fixed maturity investments are classified as available for sale and are reported at fair value. The net unrealized appreciation or depreciation on these investments is included in accumulated other comprehensive income. Net investment income includes interest income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity investments is computed using the effective yield method. The fair values of our fixed maturity investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques.

Realized gains or losses on the sale of fixed maturity investments are determined using the average cost method and include adjustments to the cost for declines in value that are considered to be other than temporary. The Company routinely assesses whether declines in the fair value of its fixed maturity investments below cost represent impairments that are considered other than temporary. There are several factors that are considered in the assessment of impairment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company's intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary decline in the fair value of the security, the cost of the security is written down to its fair value and the unrealized loss at the time of the determination is charged to income.

The following table presents an analysis of the continuous periods during which the Company has held fixed maturity investment positions which were carried at an unrealized loss as of December 31, 2005 and 2004:

At December 31, 2005	0 - 6 Months	6 - 12 Months	> 12 Months	Total
(in thousands, except number of positions)
Fixed maturity investments:
Number of positions	—	—	—	—
Market value	$—	$—	$—	$—
Amortized cost	—	—	—	—
Gross unrealized loss	$—	$—	$—	$—
At December 31, 2004	0-6 Months	6-12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	384	303	137	824
Market value	$1,431,546	$276,453	$63,046	$1,771,045
Amortized cost	1,437,672	279,534	63,837	1,781,043
Gross unrealized loss	$(6,126)	$(3,081)	$(791)	$(9,998)

During the year ended December 31, 2005, the Company recorded $33.2 million (2004 – $1.2 million, 2003 – $0.2 million) in other than temporary impairment charges. The significant increase in other than temporary impairment charges in 2005 was due to our decision to recognize impairment charges for all of our fixed maturity investments available for sale that were in an unrealized loss position as of December 31, 2005 as we do not currently have the intent to hold them until they fully recover in value. This accounting is consistent with the guidance provided by the Financial Accountings Standards Board (‘‘FASB’’) in FASB Staff Position FAS 115-1 and FAS 124-1, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’’, which was issued in the fourth quarter of 2005. Rising interest rates during 2005 gave rise to a higher level of unrealized losses at December 31, 2005 compared to December 31, 2004, prior to our other than temporary impairment charge. Other than temporary impairment charges are recorded as net realized losses in our consolidated statements of operations. Credit related impairment charges in our fixed maturity investments available for sale were $0.5 million in 2005.

Other Investments

The table below shows our portfolio of other investments:

At December 31,	2005	2004
(in thousands)
Type of investment
Hedge funds	$214,669	$293,462
Private equity partnerships	167,864	82,381
Senior secured bank loan fund	76,451	116,560
European high yield credit fund	64,885	87,689
Medium term note representing an interest in a pool of
European fixed income securities	30,000	50,000
Non-U.S. convertible fund	28,083	28,214
Miscellaneous other investments	4,515	26,284
Total other investments	$586,467	$684,590

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $59.4 million (2004 – $46.9 million, 2003 – $25.9 million) of which $28.8 million (2004 – $24.4 million, 2003 – $21.2 million) was related to net unrealized gains.

We have committed capital to private equity partnerships of $323.8 million, of which $155.1 million has been contributed at December 31, 2005.

Equity Investments in Reinsurance Company.    The equity investments in reinsurance company relate to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a 10-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. On December 6, 2005, we sold all of our common shares of Platinum for total proceeds of $114.0 million and recorded a realized gain of $29.8 million. We have recorded our investment in the warrant of Platinum at fair value, and at December 31, 2005 the aggregate fair value was $26.7 million (2004 – $27.4 million). The fair value of the warrant is estimated by us using the Black-Scholes option pricing model. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FASB Statement No. 133 – ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘FAS 133’’) and, therefore, changes in the fair value of the warrant were recorded prospectively in other income from November 2004. During 2005, ($0.7) million was recorded in other income representing the change in unrealized loss on the warrant for 2005. During 2004, $27.4 million was recorded in other income, including a $23.8 million one-time reclassification from other comprehensive income to other income which occurred during the fourth quarter of 2004 with the $3.6 million remainder being the increase in fair value from November 2004.

Investments in Other Ventures, under Equity Method.    Investment in other ventures, under equity method includes our investment in Channel Re of $142.1 million (2004 – $128.5 million), which is carried using the equity method. We invested $118.7 million in Channel Re in 2004 and our earnings from Channel Re, which are reported one quarter in arrears, totaled $15.4 million in 2005 (2004 – $9.8 million) and are included in equity in earnings of other ventures. Investments in other ventures, under equity method also includes our investment in Top Layer Re of $26.3 million (2004 – $31.1 million), which is 50% owned by Renaissance Reinsurance and is carried using the equity method, and our investment in Tower Hill Holdings Inc. (‘‘Tower Hill’’), a Florida-based holding company, of $10.3 million, which was made in the first quarter of 2005. Our earnings from Top Layer Re and Tower Hill are included in equity in earnings of other ventures and totaled $12.5 million and $0.3 million, respectively, for the year ended December 31, 2005. In 2004 and 2003 our earnings from Top Layer Re totaled $17.4 million and $21.2 million, respectively. In addition, in 2004 the Company also invested in a joint venture focused on trading weather-sensitive commodities and securities, the earnings from which were included in equity in earnings of other ventures until the third quarter of 2004. As a result of the restructuring of the joint venture as at July 1, 2004, the balance of the investment was recorded in other investments and the income from the investment was recorded in net investment income for the remainder of 2004. The earnings from this investment recorded in equity in earnings of other ventures totaled $3.9 million in 2004.

RIHL

In 2002, we commenced utilization of our subsidiary RIHL, a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities on behalf of

RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. RIHL permits us to consolidate investment activities and substantially facilitates posting of letters of credit. RenaissanceRe and each of our participating operating subsidiaries and affiliates have transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable for cash or in marketable securities. Over time, the participants in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change.

As a result of the high quality of the assets transferred to and maintained by it, RIHL has been rated AAAf/S2 by S&P. We have exclusive responsibility for managing the day-to-day affairs of RIHL. During 2005 we outsourced the investment management of the RIHL portfolio to an investment manager. Mellon Bank, N.A. provides RIHL with certain custodial functions, including custody of its outstanding shares and valuation of its assets.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. As described below under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Results of Operations for 2005, 2004 and 2003 – Capital Resources,’’ we maintain a facility which, as of November 22, 2005, makes available to our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed $1.75 billion. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral. At February 17, 2006, we had $1,371.5 million of letters of credit with effective dates on or before December 31, 2005 outstanding under our $1.75 billion letter of credit facility and $1,467.9 million of total letters of credit outstanding.

MARKETING

Reinsurance

We believe that our modeling and technical expertise, and the risk management advice that we provide to our clients, has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our Reinsurance products worldwide exclusively through reinsurance brokers. We focus our marketing efforts on targeted brokers and insurance and reinsurance companies. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and clients. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

We believe that primary insurers' and brokers' willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings and demonstrated willingness to pay valid claims, the quality of a reinsurer's service, the reinsurer's willingness to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We believe we have established a reputation with our brokers and clients for prompt response on underwriting submissions, fast claims payments and a reputation for providing creative solutions to our customers’ needs. Since we selectively write large lines on a limited number of property catastrophe reinsurance contracts, we can establish reinsurance terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness. We believe that our ability to design customized programs and to provide advice on catastrophe risk management has helped us to develop long-term relationships with brokers and clients.

Our reinsurance brokers assess client needs and perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. In recent years, our distribution has become increasingly reliant on a small number of such relationships. The following table shows the percentage of our Reinsurance segment gross premiums written generated through our largest brokers for the years ended December 31, 2005, 2004 and 2003.

Year ended December 31,	2005	2004	2003
(in thousands)
Percentage of gross premiums written
Benfield Group Limited	35.8%	25.1%	24.4%
Marsh Inc.	26.1%	27.2%	24.7%
Willis Group	17.4%	17.2%	15.7%
AON Corporation	10.1%	12.7%	15.6%
Total for brokers with more than 10%	89.4%	82.2%	80.4%
All others	10.6%	17.8%	19.6%
Total percentage of gross premiums written	100.0%	100.0%	100.0%

During 2005, our Reinsurance operations issued authorization for coverage on programs submitted by 43 brokers worldwide (2004 – 46 brokers). We received approximately 1,860 program submissions during 2005 (2004 – approximately 1,800). Of these submissions, we issued authorizations for coverage for over 640 programs, or approximately 34% of the program submissions received (2004 – approximately 630 programs, or approximately 35%).

Individual Risk

Our Individual Risk business is produced primarily through three distribution channels as per the table below:

Year ended December 31,	2005	2004	2003
(in thousands)
Individual Risk gross premiums written
Program managers	$343,419	$174,902	$72,074
Quota share reinsurance	273,734	243,294	349,397
Broker-produced business	34,277	59,896	25,253
Total Individual Risk gross premiums written	$651,430	$478,092	$446,724

The business produced through program managers, quota share reinsurance and broker-produced business principally comes to us through intermediaries. Our financial security ratings, combined with our reputation in the reinsurance marketplace, including the long-standing relationships we have developed with our reinsurance intermediaries, have enhanced our presence in the Individual Risk markets.

With respect to our program business, we believe that our strategy of establishing strong relationships and assisting our partners with modeling, risk analysis and other expertise is helping us to develop a favorable reputation in this market. We believe that our existing program managers are an important source of referrals and endorsements of our unique approach.

Our broker-produced business is principally business written on an excess and surplus lines basis by Glencoe and Lantana on a risk-by-risk basis. This business is generally submitted to us through licensed surplus lines brokers who are generally responsible for regulatory compliance, premium tax collection and certain other matters associated with policy placement.

EMPLOYEES

At February 17, 2006, we and our subsidiaries employed 187 people. We believe that our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries.

A majority of our employees and all of our directors receive some form of equity-based incentive compensation as part of their overall compensation package. At February 17, 2006, our directors and executive officers beneficially owned approximately 4.1% of our outstanding common shares. In addition, all of our directors and executive officers are subject to stock ownership guidelines that require each to hold a specified amount of stock.

Many of our Bermuda-based employees, including a majority of our senior executives, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next few years. Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions for key employees.

A majority of our senior executives are subject to employment agreements providing for, among other things, confidentiality, non-solicitation and non-competition obligations on the part of the executives; and provisions relating to our indemnification and severance obligations.

REGULATION

Bermuda Regulation

Registration.    The Insurance Act 1978, as amended, and Related Regulations (the ‘‘Insurance Act’’), which regulates the business of our Bermuda insurance subsidiaries, provides that no person may carry on an insurance business (including the business of reinsurance) in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the ‘‘BMA’’). Renaissance Reinsurance and DaVinci are registered as Class 4 insurers, and Glencoe, Lantana and Top Layer Re are registered as Class 3 insurers under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant's registration, the BMA may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the BMA. Ventures is registered as an insurance manager under the Insurance Act.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance (the ‘‘Minister’’) advises the BMA on matters connected with the discharge of its functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Cancellation of Insurer's Registration.    An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with a requirement made of it under the Insurance Act or if, in the opinion of the BMA, after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

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

Loss Reserve Specialist.    Each Class 3 and Class 4 insurer is required to submit an annual loss reserve opinion on the adequacy of the loss and loss expense provisions reflected in an insurer’s Statutory Financial Statements and Statutory Financial Return and other matters required by the BMA when filing the Annual Statutory Financial Return. This opinion must be issued by the insurer's approved Loss Reserve Specialist. The Loss Reserve Specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Statutory Financial Statements.    An insurer must prepare Annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda, as amended (the ‘‘Companies Act’’), which financial statements may be prepared in accordance with GAAP. The insurer is required to submit the Annual Statutory Financial Statements as part of the Annual Statutory Financial Return. The Statutory Financial Statements and the Statutory Financial Return do not form part of the public records maintained by the BMA.

Minimum Solvency Margin and Restrictions on Dividends and Distributions.    The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of registration of the insurer under the Insurance Act and the insurer's net premiums written and loss reserve level. The minimum solvency margin for a Class 4 insurer with respect to its general business is the greatest of $100.0 million, 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) and 15% of loss and loss expense provisions and other insurance reserves. The minimum solvency margin for a Class 3 insurer with respect to its general business is the greater of $1.0 million or 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure shall be $1.2 million plus 15% of net premiums written in excess of $6.0 million.

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

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if the BMA is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest. In 2005, the BMA commenced an on site review of the Company, which is currently still ongoing.

Under the Companies Act, the Minister has been given powers to assist a foreign regulatory authority which has requested assistance in connection with inquiries being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, amongst other things, whether it is in the public interest to give the information sought.

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of each of Renaissance Reinsurance, DaVinci and Glencoe is at our offices at Renaissance House, 8-20 East Broadway, Pembroke HM 19 Bermuda. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless fourteen days' notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, having formed the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe that a reportable event has occurred, to orally notify the BMA immediately and, within fourteen days of the relevant view having been formed, to make a report in writing to the BMA setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio.

Certain Other Bermuda Law Considerations.    As ‘‘exempted companies,’’ we and our Bermuda subsidiaries are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, as exempted companies, we and our Bermuda subsidiaries may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without required authorization, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or, (4) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under license granted by the Minister. Generally it is not permitted without a special license granted by the Minister to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

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

U.S. Regulation

Reinsurance Regulation.    Our Bermuda operations consist of Renaissance Reinsurance, DaVinci, Glencoe and Lantana. Renaissance Reinsurance and DaVinci are Bermuda-based companies that operate as reinsurers. Although neither company is admitted to transact the business of insurance in any jurisdiction except Bermuda, the insurance laws of each state of the U.S. regulate the sale of reinsurance to ceding insurers authorized in the state by non-admitted alien reinsurers, such as Renaissance Reinsurance or DaVinci, acting from locations outside the state. Rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. A primary insurer ordinarily will enter into a reinsurance agreement, however, only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, regulators permit ceding insurers to take credit for reinsurance in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an ‘‘accredited’’ or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or

•	if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

As alien companies, our Bermuda subsidiaries collateralize their reinsurance obligations to U.S. insurance companies. With some exceptions, the sale of insurance or reinsurance from within a jurisdiction where the insurer is not admitted to do business is prohibited. Neither Renaissance Reinsurance nor DaVinci intends to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that each company be so admitted.

Excess and Surplus Lines Regulation.    Glencoe and Lantana, both domiciled in Bermuda, are not licensed in the U.S. but are eligible to offer coverage in the U.S. exclusively in the surplus lines market. Glencoe is eligible to write surplus lines primary insurance in 51 jurisdictions of the U.S. and is subject to the surplus lines regulation and reporting requirements of those jurisdictions. Lantana is currently eligible as a surplus lines insurer in 49 jurisdictions of the U.S., and is subject to the surplus lines regulation and reporting requirements of those jurisdictions. In accordance with certain provisions of the National Association of Insurance Commissioners (‘‘NAIC’’) Nonadmitted Insurance Model Act, which provisions have been adopted by a number of states, Glencoe and Lantana have each established, and are required to maintain, a trust funded to a minimum amount as a condition of its status as an eligible, non-admitted insurer in the U.S.

The regulation of surplus lines insurance differs significantly from the licensed or ‘‘admitted’’ market. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage, through specially licensed surplus lines brokers, for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. Most particularly, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and state insurance regulations generally require that a risk must be declined by three admitted carriers before it may be placed in the surplus lines market. Initial eligibility requirements and annual requalification standards apply to insurance carriers writing on a surplus basis and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as Glencoe and Lantana which conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws.

Admitted Market Regulation.    Our admitted U.S. operations currently consist of Stonington and Stonington Lloyds, both Texas domiciled insurers. In addition, our insurance company subsidiaries Newstead and Inverness recently received certificates of authority as admitted, licensed insurers in Delaware and Arizona, respectively, although Newstead and Inverness have not yet conducted any business. As licensed insurers operating in the ‘‘admitted’’ market, these companies are subject to extensive regulation under U.S. statutes. The extent of regulation varies from state to state but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, policy renewals and non-renewals, and market conduct regulation including both underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and quarterly financial reports. The Texas Department of Insurance retains primary regulatory authority for Stonington and Stonington Lloyd’s, the Delaware Department of Insurance is the primary regulator for Newstead and the Arizona Department of Insurance is Inverness’ primary regulator.

In general, licensed U.S. insurers must file with the state departments of insurance in whose states they insure risks all rates for directly underwritten insurance. Licensed U.S. insurers are required to participate in the guaranty associations of the states where they conduct business. Such participation can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Additionally, some states require licensed insurers to participate in assigned risk plans or other residual market mechanisms which provide coverage with respect to certain lines for insureds that are unable to obtain insurance in the open market. Participation in these residual market mechanisms may take various forms including reinsuring a portion of a pool of policies or directly issuing policies to insureds. An insurer's participation in these plans is typically calculated based on the amount of premium written by the insurer on a voluntary basis for that line of coverage in a prior year. Assigned risk pools generally produce losses which result in assessments to insurers writing the same or similar lines on a voluntary basis. We expect our exposure to assessments generally to grow over time, as a result of our growth and the relative change in our product mix.

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

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Texas, Stonington's and Stonington Lloyd’s state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. Because of the accumulated deficit in earned surplus from prior operations, Stonington currently cannot pay an ordinary dividend. These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of our ownership of Stonington, Newstead and Inverness under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

Terrorism.    In November 2002, the President of the U.S. signed into law the Terrorism Risk Insurance Act of 2002 (‘‘TRIA’’), which provides for the federal government to share with the insurance industry the risk of loss from certain future terrorist attacks. Each participating insurance company must pay covered losses equal to a deductible based on a percentage of direct earned premiums for specified commercial insurance lines from the previous calendar year. TRIA was originally scheduled to expire at the end of 2005, but was extended in December 2005 for an additional two years. As extended, the insurer deductible will be increased from 15% in 2005 to 17.5% in 2006 and 20% in 2007.  For losses in excess of a company's deductible, the federal government will cover 90.0% of the excess losses in 2006, while companies retain the remaining 10.0%, with the government's share decreasing to 85.0% in 2007.  Losses covered by the program remain capped annually at $100.0 billion.  The extended TRIA will establish a new program trigger under which federal compensation will become available only if aggregate insured losses sustained by all insurers exceed $50 million from a certified act of terrorism occurring after March 31, 2006 and $100 million for losses resulting from a certified act which occurs on or after January 1, 2007. This new trigger will be in addition to the $5 million certification threshold for an event to be certified.

We cannot assure you that TRIA will be extended beyond 2007, and its expiration could have an adverse effect on our clients, the industry or us.

NAIC Ratios.    The NAIC has established 11 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed U.S. insurance companies operating in their respective states. The NAIC's Insurance Regulatory Information System (‘‘IRIS’’) calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Each ratio has an established ‘‘usual range’’ of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.  A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will be subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios.

Risk-Based Capital.    The NAIC has implemented a risk-based capital (‘‘RBC’’) formula and model law applicable to all licensed U.S. property/casualty insurance companies. The RBC formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Such analysis permits regulators to identify inadequately capitalized insurers. The RBC formula develops a risk adjusted target level of statutory capital by applying certain factors to insurers’ business risks such as asset risk, underwriting risk, credit risk and off-balance sheet risk. The target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.  The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Our U.S. insurance subsidiaries have satisfied the RBC formula since it was created in the mid-1990s and have exceeded all recognized industry solvency standards. As of February 17, 2006, all of our U.S. insurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.

The Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Act of 1999 (‘‘GLBA’’) permits mergers that combine commercial banks, insurers and securities firms under one holding company, a ‘‘financial holding company.’’ Until passage of the GLBA, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. As a result of GLBA, the ability of banks to affiliate with insurers may affect our U.S. subsidiaries’ product lines by substantially increasing the number, size and financial strength of potential competitors. Privacy provisions of GLBA became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require full disclosure of the privacy policies of financial institutions, including U.S. insurers, to their consumer customers.

Congress is considering a bill called the Fairness in Asbestos Injury Resolution Act of 2005.  The proposed bill would establish a privately financed trust fund to provide payments to individuals with asbestos-related illnesses and would stay asbestos claims in the tort litigation system. The trust would be financed by primary insurers, reinsurers and industrial enterprises and the insurance industry would be responsible for funding a certain share of the total costs. Medical criteria would be established to attempt to ensure that only people who showed signs of asbestos-related illnesses would be entitled to payments from the trust.  It is difficult to predict whether the proposed bill will be enacted, and if so, what proportion of trust fund monies the insurance industry will be responsible to provide.

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

In addition, the expansion of our primary insurance operations, together with the potential of further expansion into additional insurance markets, could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci or Top Layer will become subject to direct U.S. regulation.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the SEC include the following:

Our exposure to catastrophic events could cause our financial results to vary significantly from one period to the next, and the frequency and severity of catastrophic events could exceed our estimates.

Our largest product based on total gross premiums written is property catastrophe reinsurance. We also sell lines of specialty reinsurance and certain Individual Risk products that are exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornados and other natural or man-made disasters, such as acts of terrorism. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by relatively few events of large magnitude.

Claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and adversely affect our financial condition, results of operations and cash flows. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation will continue to increase the severity of claims from catastrophic events in the future.

From time to time, we may have greater exposures in some geographic areas than our overall share of the worldwide market would suggest. Accordingly, if catastrophes were to occur in these areas, we could experience relatively more severe net negative impacts than our competitors.

During 2005 we experienced $891.9 million of net negative impact from hurricanes Katrina, Rita and Wilma. Principally as a result of these hurricane losses in 2005, we recorded a net loss attributable to common shareholders of $281.4 million. In 2004 we recorded $570.2 million of net negative impact from hurricanes Charley, Frances, Ivan and Jeanne.

Recent scientific studies have indicated that the frequency of hurricanes may increase in the future relative to the historical experience over the past 100 years. We have adjusted our risk management models to reflect our judgment of how to interpret these studies. However, it is possible that, even after these adjustments, we have underestimated the frequency of hurricanes or other catastrophes.

We may fail to execute our strategy in our newer lines of business, which would impair our future financial results.

Historically, our principal product has been property catastrophe reinsurance. Our specialty reinsurance and Individual Risk lines of business present us with new and expanded challenges and risks which we may not manage successfully. We are not as experienced in these lines of business as we are in property catastrophe reinsurance; for example, we are continuing to expand our claims management function to support these new lines of business. Businesses in early stages of development present substantial business, financial and operational risks and may suffer significant losses. For example, in our newer businesses we are seeking to develop client and customer relationships, build operating procedures, hire staff, develop and install management information and other systems, as well as taking numerous other steps to implement our strategies. Our specialty reinsurance and Individual Risk businesses also require us to develop new expertise in areas such as contract and policy wordings and claims management. If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these new lines of business will likely suffer, perhaps substantially, and our future financial results may be adversely affected.

Our expansion into these newer lines of business has placed increased demands on our financial, managerial and human resources. For example, we may need to attract additional professionals to, or expand our facilities in, Bermuda, a small jurisdiction with limited resources. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. Our future profitability depends in part on our ability to further develop our resources and effectively manage this expansion. Our inability to achieve such development or effective management may impair our future financial results.

Our utilization of brokers, program managers and other third parties to support our business exposes us to operational and financial risks.

Our Individual Risk operations rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our operations in this segment.  In these arrangements, we typically grant the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program manager would be unable to substantially indemnify us for their contractual breach.  We also rely on our managers, or other third parties we retain, to collect premiums and to pay valid claims. This exposes us to their credit and operational risk, without necessarily relieving us of our obligations to potential insureds.  We could also be exposed to potential liabilities relating to the claims practices of the third-party administrators we have retained to manage substantially all of the claims activity that we expect to arise in our program operations. Although we have implemented monitoring and other oversight protocols, we cannot assure you that these measures will be sufficient to mitigate all of these exposures.

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

In 2005, we received subpoenas from the SEC, the NYAG and the United States Attorney’s Office for the Southern District of New York, each of which relates to the industry-wide investigation into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also relate to our business practice review and to our determination to restate our financial statements. In addition, we understand that certain of our customers or reinsurers may have been asked to provide or have provided documents and information with respect to reinsurance contracts to which we are a party in the framework of the ongoing industry wide investigations. See ‘‘Legal Proceedings.’’

We are cooperating with the SEC, the NYAG, and the United States Attorney’s Office in these ongoing investigations. The SEC and the United States Attorney’s Office have continued to request information from the Company in connection with their investigations. A number of current and former officers and employees of the Company have been interviewed and deposed in connection with these investigations. It is possible that additional investigations or proceedings may be commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. We are unable to predict the ultimate outcome of these investigations or the impact these investigations may have on our business, including as to our senior management team. These investigations could result in penalties, require remediation, or otherwise impact the Company and/or our senior management team in a manner which may be adverse to us, perhaps materially so. We intend to continue to cooperate with these investigations.

A decline in the ratings assigned to our financial strength may adversely impact our business.

Third party rating agencies assess and rate the financial strength of reinsurers and insurers, such as Renaissance Reinsurance, our Glencoe Group carriers, Top Layer Re and DaVinci. These ratings are based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The financial strength ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors. In November 2005, following our announcement that our then Chairman and CEO resigned from the Company in light of the government investigations resulting from the Company's restatement of its financial results and our announcement that our Chief Financial Officer and Chief Operating Officer John M. Lummis intends to retire at the of his contract term on June 30, 2006, various rating agencies downgraded our ratings. Our ratings with these agencies generally remain on watch. See ‘‘Item I – Ratings’’. In addition, following the higher levels of hurricane frequency in 2004 and 2005, we understand that the rating agencies may review whether or not to require insurance and reinsurance companies that retain catastrophe risk, such as ourselves, to hold a higher level of capital to support this risk, if the insurance or reinsurance companies are to maintain their ratings.

While the ratings of Renaissance Reinsurance remain among the highest in our business, these ratings actions could have an adverse effect on our ability to fully realize the market opportunities we currently expect to participate in over coming periods. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a further downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the financial condition or future operations, but such effect potentially could be material. To date we are not aware that we have experienced such a cancellation.

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

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our common shares.  Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions, and applicable legal issues.

If we are not able to obtain adequate capital if and when needed, our business, results of operations and financial condition would be adversely affected.

Our claims and claim expense reserves are subject to inherent uncertainties.

Our claims and claim expense reserves reflect our estimates using actuarial and statistical projections at a given point in time, and our expectations of the ultimate settlement and administration costs of claims incurred. Although we use actuarial and computer models as well as historical reinsurance and insurance industry loss statistics, we also rely heavily on management’s experience and judgment to assist in the establishment of appropriate claim reserves. However, because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain.

Our specialty reinsurance and Individual Risk operations are expected to produce claims which frequently can only be resolved through lengthy and unpredictable litigation. The measures required to resolve such claims, including the adjudication process, present more reserve challenges than property losses (which tend to be reported comparatively more promptly and to be settled within a relatively shorter period of time). For both our specialty reinsurance and Individual Risk operations, and our traditional property catastrophe business, actual net claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

We expect that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid will differ, perhaps substantially, from the reserve estimates reflected in our financial statements. To the extent that our actual claims and claim expenses exceed our expectations, we would be required to increase claims and claim expense reserves. This would reduce our net income by a corresponding amount in the period in which the deficiency is identified. In reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines.

Our estimates of losses from hurricanes Katrina, Rita and Wilma, as well as the previously reported 2004 hurricanes and windstorms, are based on factors including currently available information derived from our preliminary claims information from clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Due to the size and unusual complexity of the legal and claims issues relating to these recent events, particularly hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, various of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations to us. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Unlike the loss reserves of U.S. insurers, the loss reserves of Renaissance Reinsurance, DaVinci and Glencoe are not regularly examined by insurance regulators, although, as registered Bermuda insurers, we are required to submit opinions of our approved loss reserve specialist with the annual statutory financial returns of our Bermuda-licensed insurers with regard to their respective loss and loss expenses provisions. The loss reserve specialist, who will normally be a qualified actuary, must be approved by the Bermuda Monetary Authority.

Heightened scrutiny of issues and practices in the insurance industry may adversely affect our business.

The SEC, the NYAG, the United States Attorney's Office for the Southern District of New York and other government authorities are scrutinizing and investigating a number of issues and practices within the insurance industry. It is possible that these investigations or related regulatory developments will mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business.

Because we frequently assume the credit risk of the brokers with whom we do business throughout our insurance and reinsurance operations, our results of operations could be adversely affected if the credit quality of these brokers is severely impacted by the current investigations in the insurance industry or by changes to broker industry practices.

Retrocessional reinsurance may become unavailable on acceptable terms.

As part of our risk management we buy reinsurance for our own account. This type of insurance when purchased to protect reinsurance companies is known as ‘‘retrocessional reinsurance.’’ Our primary insurance companies also buy reinsurance from third parties. A reinsurer's insolvency or inability to make payments under the terms of its reinsurance treaty with us could have a material adverse effect on us.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining reinsurance. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms as favorable to us as in the past. This could limit the amount of business we are willing to write, or decrease the protection available to us as a result of large loss events.

When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us.  Generally, we believe that the ‘‘willingness to pay’’ of some reinsurers and retrocessionaires is declining, and that the overall industry ability to pay has also declined to due to the adverse results of the last two years and other factors.  This risk is more material to us at present than at most times in the past given the substantial retrocessional claims to which we are entitled following the recent large catastrophe loss events. At December 31, 2005 we had recorded $673.2 million of reinsurance recoverables, net of a valuation allowance of $46.0 million for uncollectible recoverables. In addition, approximately $300 million of our outstanding recoverables as of that date are with three ceding companies.

Emerging claim and coverage issues could adversely affect our business.

Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially so. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our specialty reinsurance and Individual Risk operations, these legal, social and environmental changes may not become apparent until some time after their occurrence. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Our exposure to this uncertainty will grow as our ‘‘long-tail’’ casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more ‘‘short-tail.’’ In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claim handling and other practices. Although we are seeking to add professional staff and systems to improve our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

We operate in a highly competitive environment.

The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based reinsurers. Many of our competitors have greater financial, marketing and management resources than we do. Market participants continue to raise and accumulate new capital, thereby strengthening their ability to compete. In addition, hedge funds are increasing the overall capacity in the industry. Increased capacity levels have led to increased competition.

We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including Ace Limited, Everest Re Group Ltd., IPC Holdings, Ltd., PartnerRe Ltd. and XL Capital Ltd. We also compete with certain Lloyd's syndicates active in the London market, as well as with a number of other industry participants, such as AIG, Berkshire, Munich Re Group and Swiss Re. In addition, there are other relatively new Bermuda reinsurers with whom we compete, such as Allied World Assurance Company, Arch, Axis Capital Holdings, Endurance Specialty Holdings, Montpelier Re Holdings and Platinum. As our business evolves over time we expect our competitors to change as well. Following hurricane Katrina in August 2005, a significant number of new reinsurance companies were formed in Bermuda which may result in substantial new competition for 2006 and subsequent periods. We believe there has been at least $7.5 billion of new capital that has been contributed to these new Bermuda-based reinsurance enterprises. In addition, we believe existing reinsurance companies have raised in excess of $15 billion of new capital subsequent to hurricane Katrina to rebuild their capital position and to capitalize on new opportunities. Also, hedge funds have shown increasing interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or of existing companies that may be planning to raise additional capital.

We also continue to experience a degree of competition from alternative products from capital market participants that are intended to compete with reinsurance products and which could impact the demand for traditional catastrophe reinsurance, as well as increased competitive activities from hedge funds. We cannot predict what effect any of these developments may have on our businesses.

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

If the U.S. Internal Revenue Service (the ‘‘IRS’’) were to contend successfully that Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re is engaged in a trade or business in the U.S., Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re would, to the extent not exempted from tax by the U.S.-Bermuda income tax treaty, be subject to U.S. corporate income tax on that portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. Although we would vigorously resist such a contention, if we were ultimately held to be subject to taxation, our earnings would correspondingly decline.

In addition, benefits of the U.S.-Bermuda income tax treaty which may limit any such tax to income attributable to a permanent establishment maintained by Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re in the U.S. are only available to any of Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re if more than 50% of its shares are beneficially owned, directly or indirectly, by individuals who are Bermuda residents or U.S. citizens or residents. Renaissance Reinsurance, Glencoe, DaVinci or Top Layer Re may not be able to continually satisfy such beneficial ownership test or be able to establish it to the satisfaction of the IRS. Finally, it should be noted that it is unclear whether the income tax treaty (assuming satisfaction of the beneficial ownership test) applies to income other than premium income, such as investment income.

The loss of key senior members of management could adversely affect us.

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our executive officers. Since April 2005, we have replaced three of our senior members of management and we announced in November 2005 that our Chief Operating Officer and Chief Financial Officer John M. Lummis has indicated that he intends to retire at the end of his contract term on June 30, 2006. We are unable to predict at this time the ultimate impact these departures may have on our business. We may lose clients or other business contacts whose relationship depends in part on the service of the departing executives. In addition, the loss of services of these executives, or other members of senior management in the future, and the uncertain transition of new members of our senior management team, may strain our ability to execute our growth initiatives, as described above. In general, the loss of the services of any members of our current senior management team may adversely affect our business, perhaps materially so.

In addition, our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees. We do not currently maintain key man life insurance policies with respect to any of our employees.

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

As our invested assets have grown substantially in recent years, a failure to successfully execute our investment strategy could have a significant adverse effect on our overall results.

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

In recent years we have allocated a portion of our portfolio to other investments which have different risk characteristics than our traditional fixed maturity securities and short term investment portfolios.  These other investments include hedge fund investments, a fund that invests in senior secured bank loans, a European high yield credit fund and private equity partnerships. Also included in other investments are investments in a medium term note, representing an interest in a pool of European fixed income securities, a non-U.S. dollar convertible fund and miscellaneous other investments. We have started decreasing our percentage allocation to these other investments, particularly hedge funds, and subject to lock-up and redemption provisions, our other investments will likely decrease.  The performance of these other investments had a positive impact on the performance of our investment portfolio in 2005.

These other investments are recorded on our consolidated balance sheet at fair value.  The fair value of certain of these investments is generally established on the basis of the net valuation criteria established by the managers of such investments.  These net valuations are determined based upon the valuation criteria established by the governing documents of the investments.  Due to a lag in the valuations reported by the fund managers, the majority of our other investments are reported on a one month or one quarter lag.  Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes of the investments.  Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term.  These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk.  We are unable to precisely quantify these risks as we do not have timely access to the securities underlying each investment.  To the extent these risks move against us it could result in a material adverse change to our investment performance.  The performance of these investments is also dependent on the individual investment managers and the investment strategies.  It is possible that the investment managers will leave and/or the investment strategies will become ineffective.  The result of either of the foregoing could be a material adverse change to our investment performance.

Our reliance on reinsurance brokers exposes us to their credit risk.

In accordance with industry practice, we pay virtually all amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). Likewise, premiums due to us by ceding insurers are virtually all paid to brokers, who then pass such amounts on to us. In many jurisdictions, if a broker were to fail to make such a payment to a ceding insurer, we would remain liable to the ceding insurer for the deficiency. Conversely, in many jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid by the cedant and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a substantial degree of credit risk associated with brokers around the world. As noted above, due to recent developments in the industry, we believe that the degree of this credit risk has increased.

The reinsurance business is historically cyclical and the pricing and terms for our products may decline, which could affect our profitability.

The reinsurance and insurance industries have been historically cyclical, characterized by periods of decreasing prices followed by periods of increasing prices. Reinsurers have experienced significant fluctuations in their results of operations due to numerous factors, including the frequency and severity of the catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries.

As noted, changes in the pricing environment may result from changes in the perception of risk following large industry loss events. In particular, the catastrophe-exposed lines in which we are a market leader are affected significantly by volatile and unpredictable developments, including natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions, and acts of terrorism, such as hurricane Katrina and the World Trade Center disaster. The occurrence, or nonoccurrence, of catastrophic events, the frequency and severity of which are inherently unpredictable, affects both industry results and consequently prevailing market prices of our products.

We expect premium rates and other terms and conditions of trade to vary in the future. If demand for our product falls or the supply of competing capacity rises, we expect our growth to be adversely affected, and our profitability could be affected as well. In particular, we might lose existing customers or decline new business, which we might not regain when industry conditions improve.

In addition, a substantial amount of capital has entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures as described above. Hedge funds have been increasingly active in the reinsurance market and markets for related risks. It is possible that the new capital in the market could cause further reductions in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would plan to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings.

Consolidation in the insurance industry could adversely impact us.

We believe that many insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. We could also experience more robust competition from larger, better capitalized competitors.

Bermuda could be subject to sanctions by a number of multinational organizations which could adversely affect Bermuda companies.

A number of multinational organizations, including the European Union, the Organization for Economic Cooperation and Development (‘‘OECD’’), including its Financial Action Task Force, and the Financial Stability Forum, have identified certain countries as blocking information exchange, engaging in harmful tax competition or not maintaining adequate controls to prevent corruption, such as money laundering activities. On June 27, 2005 the OECD issued a discussion draft, ‘‘Attribution of

Profits to a Permanent Establishment — Release of Discussion Draft of Part IV (Insurance)’’ (the ‘‘Draft’’), which constitutes the fourth and final part of the report on OECD’s project to establish a broad consensus regarding the interpretation and practical application of Article 7 (‘‘Article 7’’) of the OECD Model Tax Convention on Income and on Capital. Article 7 sets forth international tax principles for attributing profits to a permanent establishment and forms the basis of an extensive network of bilateral income tax treaties between OECD member countries and between many OECD member and non-member countries. Once finalized, the conclusions of Parts I-IV of the report will be implemented through revision of the Commentary on Article 7 and/or Article 7 itself.

The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries. It is unclear what these sanctions will be, who will adopt them and when they will be imposed. Bermuda has committed to a course of action to enable compliance with the requirements of these multinational organizations, including signing a letter committing itself to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. However, the action taken by Bermuda may not be sufficient to preclude all effects of the measures or sanctions described above, which if ultimately adopted could adversely affect Bermuda companies such as us and our Bermuda based subsidiaries.

Political, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Increasingly, governmental authorities in both the U.S. and worldwide seem to us to be interested in the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the reinsurance industry, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners (‘‘NAIC’’), which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamine existing laws and regulations.

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target;

•	require our participation in industry pools and guaranty associations;

•	expand the scope of coverage under existing policies following hurricanes Katrina, Rita and Wilma, and the New Orleans flood;

•	increasingly mandate the terms of insurance and reinsurance policies; or

•	disproportionately benefit the companies of one country over those of another.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom (‘‘U.K.’’), may consider changes to its relationship with the U.K. in the future. These changes could adversely affect Bermuda’s position in respect of future regulatory initiatives, which could adversely impact us commercially.

Because we depend on a few insurance and reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us.

We market our insurance and reinsurance products worldwide exclusively through insurance and reinsurance brokers. Four brokerage firms accounted for 65.8% of our net premiums written for the year ended December 31, 2005. Subsidiaries and affiliates of the Benfield Group Limited, Marsh Inc., the Willis Group and AON Corporation accounted for approximately 26.3%, 21.8%, 10.8% and 6.9%, respectively, of our gross written premiums in 2005. The loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and it is possible that our premiums written would decrease.

We could be adversely affected if TRIA is not renewed.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, TRIA was enacted in 2002 to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S.. As described in ‘‘Business – Regulation – U.S. Regulation’’, this law established a federal assistance program through the end of 2005 (as amended, through the end of 2007) to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. TRIA was originally scheduled to expire at the end of 2005, but was extended in December 2005 for an additional two years. The extended bill reduced the protections of the act. For example, as extended, the insurer deductible was increased from 15% in 2005 to 17.5% in 2006 and 20% in 2007. In addition, the extended TRIA established a new program trigger under which Federal compensation will become available only if aggregate insured losses sustained by all insurers exceed $50 million from a certified act of terrorism occurring after March 31, 2006 and $100 million for losses resulting from a certified act which occurs on or after January 1, 2007. We believe TRIA has been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. We cannot assure you that TRIA will be extended beyond 2007, and its expiration could have an adverse effect on our clients, industry or us.

The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2005, we had an aggregate of approximately $500 million of indebtedness outstanding, consisting of $100 million of 5.875% Senior Notes due 2013, $150 million of 7.0% Senior Notes due 2008, a $100 million bank loan incurred and fully drawn by our consolidated subsidiary, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’), and $150 million drawn by RenaissanceRe on its syndicated revolving credit agreement, which was drawn on December 2, 2005.

In addition, we have issued $100 million aggregate liquidation amount of mandatorily redeemable capital securities (‘‘Capital Securities’’) through the Capital Trust holding solely $103.1 million of the Company's 8.54% junior subordinated debentures due March 1, 2027. Because we hold $15.4 million of these securities and also hold $3.1 million of equity interest in the Capital Trust, our net obligation is $84.6 million.

Our insurance and reinsurance subsidiaries maintain letter of credit facilities in connection with their insurance and reinsurance business. The largest of these is a secured letter of credit facility established under a reimbursement agreement entered into by certain of RenaissanceRe's subsidiaries and affiliates. The obligations of each of RenaissanceRe's subsidiaries and affiliates party to the reimbursement agreement are secured by certain collateral, including cash, eligible high-quality marketable securities and redeemable preference shares of RIHL. The facility currently is in the amount of $1.75 billion. At February 17, 2005, the aggregate face amount of letters of credit outstanding under the reimbursement agreement with effective dates on or before December 31, 2005 was $1,371.5 million and total letters of credit outstanding was $1,467.9 million.

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

Generally, our U.S. insurance subsidiaries may only pay dividends out of earned surplus. Further, the amount payable without the prior approval of the applicable state insurance department is generally limited to the greater of 10% of policyholders' surplus or statutory capital, or 100% of the subsidiary's prior year statutory net income. Since our U.S. insurance subsidiaries’ earned surplus is negative, these subsidiaries cannot currently pay dividends without the applicable state insurance department approval.

Regulatory challenges in the U.S. or elsewhere to our Bermuda operations’ claims of exemption from insurance regulation could restrict our ability to operate, increase our costs, or otherwise adversely impact us.

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

Glencoe and Lantana are currently eligible, non-admitted excess and surplus lines insurers in, respectively, 51 and 49 states and territories of the U.S. and are each subject to certain regulatory and reporting requirements of these states. However, neither Glencoe nor Lantana is admitted or licensed in any U.S. jurisdiction; moreover, Glencoe only conducts business from Bermuda. Accordingly, the scope of Glencoe’s and Lantana’s activities in the U.S. is limited, which could adversely affect their ability to compete.

In addition, Stonington, which writes insurance in all 50 states and the District of Columbia on an admitted basis, is subject to extensive regulation under state statutes which confer regulatory, supervisory and administrative powers on state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as: rate setting; policy forms; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. We plan to grow Stonington’s business and, accordingly, expect our absolute and relative regulatory burden to increase.

Our current or future business strategy could cause one or more of our subsidiaries to become subject to additional regulation in other jurisdictions. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

Operational risks, including systems or human failures, are inherent in business, including ours.

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events. Losses from these risks may occur from time to time and may be significant. As our business and operations grow more complex we are exposed to more risk in these areas.

Our modeling, underwriting and information technology and application systems are critical to our success. Moreover, our proprietary technology and application systems have been an important part of our underwriting strategy and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. While we have implemented business contingency plans, a defect or failure in our internal controls or information technology and application systems could result in a defect or error in our information technology systems could result in reduced or delayed revenue growth, higher than expected losses, management distraction, or harm to our reputation. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

We may be adversely affected by foreign currency fluctuations.

Our functional currency is the U.S. dollar. A portion of our premium is written in currencies other than the U.S. dollar and a portion of our claims and claim expense reserves is also in non-dollar currencies. Moreover, we maintain a portion of our cash equivalent investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting solely from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile.

Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our current board of directors and management.

Some provisions of our Amended and Restated Bye-Laws (the ‘‘Bye-laws’’) have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. The primary purpose of this restriction is to reduce the likelihood that we will be deemed a ‘‘controlled foreign corporation’’ within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, this limit may also have the effect of deterring purchases of large blocks of common shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests.

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

RenaissanceRe indirectly owns Stonington, Stonington Lloyd’s, Inverness and Newstead. Our ownership of a U.S. insurance company such as these can, under applicable state insurance company laws and regulations, delay or impede a change of control of RenaissanceRe. Under applicable state insurance regulations, any proposed purchase of 10% or more of our voting securities would require the prior approval of the relevant insurance regulatory authorities.

Investors may have difficulties in serving process or enforcing judgments against us in the U.S.

We are a Bermuda company. In addition, certain of our officers and directors reside in countries outside the U.S. All or a substantial portion of our assets and the assets of these officers and directors are or may be located outside the U.S. Investors may have difficulty effecting service of process within the U.S. on our directors and officers who reside outside the U.S. or recovering against us or these directors and officers on judgments of U.S. courts based on civil liabilities provisions of the U.S. federal securities laws whether or not we appoint an agent in the U.S. to receive service of process.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

GLOSSARY OF SELECTED INSURANCE AND REINSURANCE TERMS

Accident year	Year of occurrence of a loss. Claim payments and reserves for claims and claim expenses are allocated to the year in which the loss occurred for losses occurring contracts and in the year the loss was reported for claims made contracts.

Acquisition expenses	The aggregate expenses incurred by a company acquiring new business, including commissions, underwriting expenses and administrative expenses.

Additional case reserves	Additional case reserves represent management’s estimate of reserves for claims and claim expenses that are allocated to specific contracts, less paid and reported losses by the client.

Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Backup premiums written	The premiums written for additional reinsurance coverage purchased after a series of catastrophic events has exhausted or significantly reduced the initial and reinstatement limits available under the original coverages purchased.

Bordereau	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.

Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance or reinsurance	Insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. Also referred to as liability insurance.

Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess of loss reinsurance	A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a ‘‘catastrophe.’’

Cede; cedant; ceding company	When a party reinsures its liability with another, it ‘‘cedes’’ business and is referred to as the ‘‘cedant’’ or ‘‘ceding company.’’

Claim	Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for loss incurred from an insured peril or event.

Claims made contracts	Contracts that cover claims for losses occurring during a specified period that are reported during the term of the contract.

Claims and claim expense ratio, net	The ratio of net claims and claim expenses to net premiums earned determined in accordance with either SAP or GAAP.

Claim reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, additional case reserves and ‘‘IBNR’’ reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio	The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Earned premium	(1) That part of the premium applicable to the expired part of the policy period, including the short-rate premium on cancellation, the entire premium on the amount of loss paid under some contracts, and the entire premium on the contract on the expiration of the policy, which is recognized as income during the period.

(2) That portion of the reinsurance premium calculated on a monthly, quarterly or annual basis which is to be retained by the reinsurer and recognized as income in the period should their cession be canceled.

(3) When a premium is paid in advance for a certain time, the company is said to ‘‘earn’’ the premium as the time advances. For example, a policy written for three years and paid for in advance would be one-third earned at the end of the first year.

Excess and surplus lines reinsurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often substandard as respects adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

Excess of loss	Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a ‘‘level’’ or ‘‘retention.’’ Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a ‘‘program’’ and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer's insolvency.

Exclusions	Those risk, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Frequency	The number of claims occurring during a given coverage period.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (‘‘IBNR’’)	Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line of business	The general classification of insurance written by insurers, e.g., fire, allied lines and homeowners, among others.

Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependant on the terms of the policy.

Losses occurring contracts	Contracts that cover claims arising from loss events that occur during the term of the reinsurance contract, although not necessarily reported during the term of the contract.

Loss ratio	Net claims incurred expressed as a percentage of net earned premiums.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Net claims and claim expenses	The expenses of settling claims net of recoveries, including legal and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses) plus losses incurred with respect to net claims.

Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.

No claims bonus	A reduction of premiums assumed or ceded if no claims have been made within a specified period.

Non-proportional reinsurance	See ‘‘Excess of loss.’’

Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term ‘‘hazard’’ is more frequently used.

Premiums; written, earned and unearned	The amount charged during the term on policies and contracts issued, renewed or reinsured by an insurance company or reinsurance company. Written premium is premium registered on the books of an issuer or reinsurer at the time a policy is issued and paid for. Unearned premium is premium for a future exposure period. Earned premium is written premium minus unearned premium for an individual policy.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person's property loss, damage or loss of use.

Property per risk treaty reinsurance	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

Proportional reinsurance	A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor. See also ‘‘Quota Share Reinsurance’’ and ‘‘Surplus Share Reinsurance.’’

Quota share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each insurance being reinsured and shares all premiums and losses according with the reinsured. See also ‘‘Proportional Reinsurance’’ and ‘‘Surplus Share Reinsurance.’’

Reinstatement premium	The premium charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence.

Reinsurance	An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Retention	The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy's limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocessional reinsurance; Retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Risk excess of loss reinsurance	A form of excess of loss reinsurance that covers a loss of the reinsured on a single ‘‘risk’’ in excess of its retention level of the type reinsured, rather than to aggregate losses for all covered risks, as does catastrophe excess of loss reinsurance. A ‘‘risk’’ in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk.

Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.

Risks attaching contracts	Contracts that cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract.

Specialty lines	Lines of insurance and reinsurance that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.

Statutory accounting principles (‘‘SAP’’)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by Bermuda and/or the U.S. state insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

Stop loss	A form of reinsurance under which the reinsurer pays some or all of a cedant’s aggregate retained losses in excess of a predetermined dollar amount or in excess of a percentage of premium.

Submission	An unprocessed application for (i) insurance coverage forwarded to a primary insurer by a prospective policyholder or by a broker on behalf of such prospective policyholder, (ii) reinsurance coverage forwarded to a reinsurer by a prospective ceding insurer or by a broker or intermediary on behalf of such prospective ceding insurer or (iii) retrocessional coverage forwarded to a retrocessionaire by a prospective ceding reinsurer or by a broker or intermediary on behalf of such prospective ceding reinsurer.

Surplus share reinsurance	A form of pro rata reinsurance (proportional) indemnifying the ceding company against loss to the extent of the surplus insurance liability ceded, on a share basis similar to quota share. See also ‘‘Proportional Reinsurance’’ and ‘‘Quota Share Reinsurance.’’

Total managed cat premium	The total catastrophe reinsurance premiums written on a gross basis by our managed catastrophe joint ventures as well as by our wholly owned subsidiaries.

Treaty	A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.

Underwriting	The insurer's or reinsurer's process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting capacity	The maximum amount that an insurance company can underwrite. The limit is generally determined by the company's retained earnings and investment capital. Reinsurance serves to increase a company's underwriting capacity by reducing its exposure from particular risks.

Underwriting expense ratio	The ratio of the sum of the acquisition expenses and operational expenses to net premiums earned, determined in accordance with U.S. GAAP.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premium	The portion of premiums written representing the unexpired portions of the policies or contracts that the insurer or reinsurer has on its books as of a certain date.

U.S. Generally accepted accounting principles (‘‘GAAP’’)	Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question. Also referred to as GAAP.

AVAILABLE INFORMATION

We maintain a website at http://www.renre.com. The information on our website is not incorporated by reference in this Form 10-K.

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge from our website, our Audit Committee Charter, Compensation/Governance Committee Charter, Corporate Governance Guidelines and Statement of Policies and Code of Ethics and Conduct (‘‘Code of Ethics’’). Such information is also available in print for any shareholder who sends a request to the Investor Relations Department of: RenaissanceRe Holdings Ltd., P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the SEC may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 2.    PROPERTIES

We lease office space in Bermuda, which houses our executive offices and operations for both our Reinsurance and Individual Risk segments. In addition, our Individual Risk segment leases a number of offices in the U.S.; Stonington leases office space in Addison, Texas, and our other U.S. based subsidiaries lease office space in Richmond, Virginia, Raleigh, North Carolina and Stamford, Connecticut. Our Reinsurance segment also leases office space in Dublin, Ireland. As we anticipate additional growth in our businesses, it is likely that we will need to expand into additional facilities to accommodate this growth.

ITEM 3.    LEGAL PROCEEDINGS

We received a subpoena from the SEC in February 2005, a subpoena from the NYAG in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also relate to our business practice review and to our determination to restate the Company’s financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

In July 2005, James N. Stanard, the Company’s then Chairman and Chief Executive Officer, received a Wells Notice from the staff of the SEC in connection with the SEC’s investigation. The Company understands that Michael W. Cash, a former officer of the Company, also received a Wells Notice in connection with the SEC’s investigation. In addition, in September 2005, the Company received a Wells Notice in connection with the SEC’s investigation. The Wells Notices indicate that the staff intends to recommend that the SEC bring a civil enforcement action against the recipients alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties and disgorgement. In April 2005, we also received subpoenas from the SEC and the NYAG relating to our investment in Channel Re.

We are cooperating with the SEC, the NYAG, and the United States Attorney’s Office in these ongoing investigations. The SEC and the United States Attorney’s Office have continued to request information from the Company in connection with their investigations. A number of current and former officers and employees of the Company have been interviewed and deposed in connection with these investigations. It is possible that additional investigations or proceedings may be commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. We are unable to predict the ultimate outcome of these investigations or the impact these investigations may have on our business, including as to our senior management team. These investigations could result in injunctive relief, penalties, require remediation, or otherwise impact the Company and/or our senior management team in a manner which may be adverse to us, perhaps materially so. We intend to continue to cooperate with these investigations. In addition, we understand that certain of our contractual counterparties may have been asked to provide or have provided documents and information with respect to contracts to which we are a party in the framework of the ongoing industry-wide investigations.

Beginning in July 2005, seven putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. On December 19, 2005, these actions were consolidated under the name ‘‘In re RenaissanceRe Holdings Ltd. Securities Litigation, No. 05-Civ.-6764 (WHP);’’ District No. 9, I.A. of M. & A.W. Pension Trust Fund for Operating Engineers and Joseph Moss were appointed co-lead plaintiffs; and Lerach Coughlin Stoia Geller Rudman & Robbins LLP and Schiffrin & Barroway, LLP were appointed co-lead counsel. On February 14, 2006, co-lead plaintiffs filed a Consolidated Amended Complaint, which purports to have been filed on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005 ( the ‘‘Class Period’’). The Consolidated Amended Complaint names, in addition to the Company, current and former officers of the Company as defendants (Messrs. Stanard, Riker, Lummis, Cash and Merritt). The Consolidated Amended Complaint alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about the Company’s business and financial condition in, among other things, Securities Act filings and public statements. The suit, which is at an early stage, seeks compensatory damages without specifying an amount. As a result, we cannot at this time estimate our potential costs related to these legal matters and, accordingly, no liability for compensatory damages has been established as of December 31, 2005 in our consolidated financial statements. The Company’s response to the Consolidated Amended Complaint is due on April 17, 2006. The Company intends to vigorously defend this lawsuit.

Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly-injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in our loss reserves discussion. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. While any such litigation or arbitration contains an element of uncertainty, we believe that any such normal course litigation or arbitration to which we are presently a party is not likely to have a material adverse effect on our business or operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of RenaissanceRe's shareholders during the fourth quarter of 2005.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares began publicly trading on June 27, 1995. The New York Stock Exchange symbol of our common shares is ‘‘RNR.’’ The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading.

	Price Range of Common Shares
Period	High	Low
2004
First Quarter	$54.87	$48.51
Second Quarter	56.34	48.80
Third Quarter	54.84	48.12
Fourth Quarter	52.08	46.82
2005
First Quarter	51.83	46.20
Second Quarter	49.24	43.32
Third Quarter	49.40	42.16
Fourth Quarter	47.30	36.55

On February 17, 2006, the last reported sale price for our common shares was $44.25 per share. At February 17, 2006, there were 164 holders of record of our common shares and approximately 21,500 beneficial holders.

DIVIDEND POLICY

Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the ten years since our initial public offering. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.20 per share on March 15, June 15, September 15, and December 15, 2005. The Board of Directors declared regular quarterly dividends of $0.19 per share on March 9, June 1, September 1 and December 3, 2004. Most recently, on February 22, 2006, our Board declared a dividend of $0.21 per share payable on March 31, 2006 to shareholders of record on March 15, 2006. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

Below is a summary of stock repurchases for the quarter ended December 31, 2005 which exclusively represent common stock withholdings from employee plan participants surrendered in respect of withholding tax obligations on the vesting of restricted stock, or upon the surrender of previously owned shares in lieu of cash payments for the exercise price of employee stock options. RenaissanceRe's Board has authorized a share repurchase program of $150 million. No shares were repurchased under this program in the quarter ended December 31, 2005. See Note 9 of our Notes to Consolidated Financial Statements for information regarding RenaissanceRe's stock repurchase plan.

	Shares repurchased	Average price per share	Maximum dollar amount still available for repurchases under program
			(in millions)
Beginning dollar amount available for repurchase	—	—	$149.3
October 1 - 31, 2005	452	$40.22	N/A
November 1 - 30, 2005	17,542	$34.32	N/A
December 1 - 31, 2005	—	—	N/A
Total	17,994		$149.3

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2005. This historical financial information was prepared in accordance with GAAP. The consolidated statement of operations data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the balance sheet data at December 31, 2005, 2004, 2003, 2002 and 2001 were derived from our consolidated financial statements. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto and ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,	2005	2004	2003	2002	2001
(in thousands, except share and per share data and percentages)
Statement of Operations Data:
Gross premiums written	$1,809,128	$1,544,157	$1,382,209	$1,173,049	$501,321
Net premiums written	1,543,287	1,349,287	1,154,776	925,964	342,341
Net premiums earned	1,402,709	1,338,227	1,118,525	763,970	334,518
Net investment income	217,252	162,722	129,542	102,686	75,156
Net realized (losses) gains on sales of investments	(6,962)	23,442	80,504	10,177	18,096
Net claims and claim expenses incurred	1,635,656	1,096,299	369,181	314,525	129,917
Acquisition costs	237,594	244,930	194,140	95,644	45,359
Operational expenses	85,838	56,361	67,397	49,159	39,466
Income (loss) before taxes and change in accounting principle	(246,763)	168,245	624,775	364,135	200,636
Net income (loss) available to common shareholders	(281,413)	133,108	605,992	342,879	184,956
Earnings (loss) per common share – diluted (1)	(3.99)	1.85	8.53	4.88	2.96
Dividends per common share	0.80	0.76	0.60	0.57	0.53
Weighted average common shares outstanding	70,592	71,774	71,002	70,211	62,391
Return on average common equity	(13.6%)	6.2%	33.8%	27.0%	22.1%
At December 31,	2005	2004	2003	2002	2001
Balance Sheet Data:
Total investments	$5,317,824	$4,826,249	$4,159,081	$3,077,901	$2,054,715
Total assets	6,871,261	5,526,318	4,729,702	3,747,173	2,670,089
Reserve for claims and claim expenses	2,614,551	1,459,398	977,892	804,795	572,877
Reserve for unearned premiums	501,744	365,335	349,824	331,985	125,053
Debt	500,000	350,000	350,000	275,000	183,500
Subordinated obligation to capital trust	103,093	103,093	103,093	—	—
Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of RenaissanceRe	—	—	—	84,630	87,630
Preferred shares	500,000	500,000	250,000	150,000	150,000
Total shareholders' equity attributable to common shareholders	1,753,840	2,144,042	2,084,643	1,490,690	1,095,614
Common shares outstanding	71,523	71,029	70,399	69,750	67,893
Book value per common share	24.52	30.19	29.61	21.37	16.14
Accumulated dividends	5.28	4.48	3.72	3.12	2.55
Book value per common share plus accumulated dividends	29.80	34.67	33.33	24.49	18.69

(1)	Earnings per common share – diluted was calculated by dividing net (loss) income attributable to common shareholders by the number of weighted average common shares and common share equivalents outstanding. Common share equivalents are calculated on the basis of the treasury stock method. In accordance with FAS 128, diluted EPS calculations use weighted average common shares outstanding – basic, when in a net loss position.

Years ended December 31,	2005	2004	2003	2002	2001
(in thousands, except ratios)
Segment Information:
Reinsurance
Gross premiums written (1)	$1,157,698	$1,066,065	$935,485	$890,470	$451,364
Net premiums written	1,024,010	930,946	792,022	698,863	329,474
Net underwriting (loss) income	(461,540)	46,389	455,777	286,713	82,971
Net claims and claim expense ratio	132.2%	79.0%	25.9%	40.9%	40.5%
Underwriting expense ratio	16.5%	16.1%	18.0%	16.4%	22.4%
Combined ratio	148.7%	95.1%	43.9%	57.3%	62.9%
Individual Risk
Gross premiums written	$651,430	$478,092	$446,724	$282,579	$49,957
Net premiums written	519,277	418,341	362,754	227,101	12,867
Net underwriting (loss) income	(94,839)	(105,752)	32,030	17,929	(1,469)
Net claims and claim expense ratio	84.1%	89.0%	51.7%	43.2%	(30.9%)
Underwriting expense ratio	36.7%	37.9%	37.8%	37.5%	149.6%
Combined ratio	120.8%	126.9%	89.5%	80.7%	118.7%

(1)	Excludes $45.3 million, $18.8 million and $20.8 million of premium assumed from our Individual Risk segment in the years ended December 31, 2005, 2004 and 2003, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2005 compared with the years ended December 31, 2004 and December 31, 2003. The following also includes a discussion of our financial condition at December 31, 2005. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See ‘‘Note on Forward-Looking Statements.’’

OVERVIEW

RenaissanceRe was established in 1993 to write property catastrophe reinsurance. By pioneering the use of sophisticated computer models to construct our portfolio, we believe we have become one of the world’s largest and most successful catastrophe reinsurers. Recently, we have leveraged our expertise and have established additional franchises in other selected areas of insurance and reinsurance.

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to clients affected by these events.

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and 3) other income received from our joint ventures and various other items.

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; and 5) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. In the future we expect our relative tax expenses to increase.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main components:

1)	Property catastrophe reinsurance written for our own account and DaVinci, our traditional core business. Our subsidiary Renaissance Reinsurance is one of the world’s leading providers of this coverage. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance written for our own account and DaVinci covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in 2005 includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice and certain casualty lines. We believe that we are seen as a market leader in certain of these classes of business, such as catastrophe-exposed workers’ compensation, surety and terrorism, and that we have a growing reputation as a ‘‘first call’’ market for these products.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in other market participants, such as our investments in Channel Re and Platinum, and other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of Top Layer Re, Channel Re and Platinum are included in the Other category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts include: 1) commercial and homeowners property coverages, including catastrophe-exposed products; 2) commercial liability coverages, including general, automobile, professional and various specialty products; 3) multi-peril crop insurance; and 4) reinsurance of other insurers on a quota share basis.

Our Individual Risk business is primarily produced through three distribution channels: 1) program managers – where we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) quota share reinsurance – where we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions; and 3) brokers – where we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyds, which write on an admitted basis. As noted above, we rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Group Services Inc., which conducts initial due diligence as well as ongoing monitoring.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

Claims and Claim Expense Reserves

We believe that the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred. Our estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance will be material. Also, reserving for our Reinsurance and Individual Risk businesses can involve added uncertainty because of the dependence on information from ceding companies, the time lag inherent in reporting information from the primary insurer to us, and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of paid and incurred losses and may sometimes also include an estimate of incurred but not reported reserves (‘‘IBNR’’).

For our property catastrophe reinsurance business, which is generally characterized by loss events of low frequency and high severity, reporting of claims in general tends to be prompt (as compared to reporting of claims for ‘‘long-tail’’ products, which tends to be slower). However, the timing of claims reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes, earthquakes or terrorism); the geographic area involved; and the quality of each customer’s claims management and reserving practices. Management’s judgments regarding these factors are reflected in management’s reserve estimates. Because the events from which claims arise under policies written by our property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, we are often able to use independent reports of such events to augment our loss reserve estimation process. However, based upon the amount and timing of the reported claims from any one or more catastrophic events, such reserve estimates may change significantly from one quarter to another. Once we receive a notice of loss under a catastrophe reinsurance contract, we are generally able to process such claims promptly.

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

Since 2003 our Individual Risk segment has been issuing insurance policies for certain commercial liability coverages, including general, automobile and professional liability risks. The claim reporting and claim development periods of these risks are generally expected to be longer than the reporting and development periods for our property risks, and, accordingly, there is normally greater uncertainty in the estimation of the reserves associated with these policies.

The loss estimation for the coverages we offer through our specialty reinsurance and Individual Risk operations is different than that for property catastrophe oriented coverages and these coverages are potentially subject to greater uncertainties, relating to factors such as long-term inflation and changes in the social and legal environment. Moreover, in reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines. We estimate our IBNR for these coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique. The utilization of the Bornhuetter-Ferguson technique requires us to estimate an expected ultimate claims and claim expense ratio and select an estimated loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the terms of the coverages we offer. The estimated claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. For the Company’s specialty and Individual Risk lines we also considered estimating reserves utilizing paid and incurred development methods. We elected to use the Bornhuetter-Ferguson technique because this method allows for weight to be applied to expected results, and hence is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of paid and/or reported loss data.

The Company’s reserving methodology for each line of business, as discussed above, uses a loss reserving model that calculates a point estimate for the Company’s ultimate losses as opposed to a methodology that develops a range of estimates. The Company then uses this point estimate, along with paid and incurred data, to record its estimate of IBNR. The Company does not use sensitivity analysis in calculating reserves and therefore does not make any specific quantitative assumptions in connection with such an analysis. See ‘‘Reserves for Claims and Claim Expenses’’ for a breakdown of our case reserves and IBNR by line of business.

Because any reserve estimate is simply an insurer’s estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In future periods, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reductions to our older accident year reserves.

With the growth in our reserves for claims and claim expenses, we announced in early 2005 that we would review the processes and assumptions for establishing and evaluating our reserves during 2005. We completed reviews of our property catastrophe reinsurance reserves, specialty reinsurance reserves and Individual Risk reserves in the second, third and fourth quarters of 2005, respectively. As a result of these reviews, we reduced prior year reserves within our Reinsurance and Individual Risk segments by $248.1 million and $1.1 million, respectively. After adjusting for the impact of minority interest, our 2005 net loss was reduced by $226.9 million as a result of these reviews.

Within our Reinsurance segment, the reserve changes for our property catastrophe portfolio reflect a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for the 1994 to 2004 accident years. For our specialty reinsurance business, the changes were principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience. The changes within our Individual Risk segment as a result of the reserve review were insignificant.

All of our estimates are reviewed annually with an independent actuarial firm. We also review certain assumptions and methodologies on a quarterly basis. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. Adjustments to our prior year estimated claims reserves will impact our current year net income (loss) by increasing our net income or decreasing our net loss if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income or increasing our net loss if the prior year estimated claims reserves prove to be insufficient. During the years ended December 31, 2005, 2004 and 2003, changes to prior year estimated claims reserves had the following impact: for 2005, prior year estimated claims reserves were reduced by $241.5 million; for 2004, prior year estimated claims reserves were reduced by $140.3 million; and for 2003, prior year estimated claims reserves were reduced by $93.6 million; and in each year there was a corresponding decrease to net loss or increase to net income. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. See ‘‘Reserves for Claims and Claim Expenses.’’

As noted above, because of the numerous factors which can affect reserves for claims and claim expenses, but which cannot be determined with certainty in advance, we have a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In recent years, we have experienced favorable reserve development on our reserves for older accident years. In comparison to our property catastrophe portfolio of reinsurance coverage which we have been writing for over ten years, we do not have the benefit of a significant amount of our own historical experience in our specialty reinsurance and Individual Risk lines.

During 2005 we incurred significant losses from hurricanes Katrina, Rita and Wilma. These losses are in addition to significant losses in 2004 from hurricanes Charley, Frances, Ivan and Jeanne. Our estimates of these losses are based on factors including currently available information derived from preliminary claims information from our clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. In particular, due to the size and unusual complexity of the issues relating to hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, various of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Losses Recoverable

We enter into reinsurance agreements in order to help reduce our exposure to large losses and to help manage our risk portfolio. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims and claim expense reserves associated with the related assumed reinsurance. For multi-year retrospectively rated contracts, we accrue amounts (either assets or liabilities) that are due to or from assuming companies based on estimated contract experience. If we determine that adjustments to earlier estimates are appropriate, such adjustments are recorded in the period in which they are determined.

The estimate of losses recoverable can be more subjective than estimating the underlying claims and claim expense reserves as discussed under the heading ‘‘Claims and Claim Expense Reserves’’ above. In particular, losses recoverable may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and other factors.  Losses recoverable on dual trigger reinsurance contracts require us to estimate our ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured industry losses that will be reported by the applicable statistical reporting agency, as per the contract terms. In addition, the level of our additional case reserves and IBNR reserves has a significant impact on losses recoverable.  These factors can impact the amount of the losses recoverable to be recorded as well as delay the recognition of losses recoverable to reporting periods that are different from the underlying loss.

The majority of the balance we have accrued as recoverable will not be due for collection until some point in the future. The amounts recoverable ultimately collected are open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency and elective run-off, contractual dispute and various other reasons.  In addition, because the majority of the balances recoverable will not be collected for some time, economic conditions as well as the financial and operational performance of a particular reinsurer may change, and these changes may affect the reinsurer’s willingness and ability to meet their contractual obligations to us. To reflect these uncertainties, we estimate and record a valuation allowance for potential uncollectible losses recoverable which reduces losses recoverable and net earnings.

We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty’s credit rating.  The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates.  We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors.  The valuation allowance recorded against losses recoverable was $46.0 million at December 31, 2005 (2004 – $13.1 million). The reinsurers with the three largest balances accounted for 17.9%, 14.7% and 11.8%, respectively, of our losses recoverable balance at December 31, 2005 (2004 – 24.9%, 12.3% and 9.1%, respectively). The three largest company-specific components of the valuation allowance represented 39.6%, 18.1% and 10.3% of our total valuation allowance at December 31, 2005 (2004 – 54.9%, 15.3% and 9.7%).

Premiums

We recognize premiums as revenue over the terms of the related contracts and policies. Our written premiums are based on policy and contract terms and include estimates based on information received from both insureds and ceding companies. The information received is typically in the form of bordereaux, broker notifications and/or discussions with ceding companies or their broker. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of written premium (including adjustment and reinstatement premium), earned premium, acquisition costs and ceding commissions.

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total premiums written estimated in our Individual Risk business at December 31, 2005, 2004 and 2003 were $57.9 million, $30.1 million and $103.7 million, respectively, and total estimated premiums earned were $10.9 million, $3.5 million and $78.4 million, respectively. Total earned commissions estimated at December 31, 2005, 2004 and 2003 were $4.8 million, $1.1 million and $32.3 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date such subsequent adjustments have not been material.

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

SUMMARY OF RESULTS OF OPERATIONS FOR 2005, 2004 AND 2003

The following tables present our consolidated results by segment.

Year ended December 31, 2005	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands)
Gross premiums written	$1,202,975	$651,430	$(45,277)	$—	$1,809,128
Net premiums written	$1,024,010	$519,277		—	$1,543,287
Net premiums earned	$947,389	$455,320		—	$1,402,709
Net claims and claim expenses incurred	1,252,644	383,012		—	1,635,656
Acquisition expenses	92,763	144,831		—	237,594
Operational expenses	63,522	22,316		—	85,838
Underwriting loss	$(461,540)	$(94,839)		—	(556,379)
Net investment income				217,252	217,252
Equity in earnings of other ventures				28,259	28,259
Other income				9,466	9,466
Interest and preference share dividends				(62,868)	(62,868)
Minority interest – DaVinciRe				156,449	156,449
Other items, net				(66,630)	(66,630)
Net realized losses on investments				(6,962)	(6,962)
Net (loss) income attributable to common shareholders				$274,966	$(281,413)
Net claims and claim expenses incurred – current accident year	$1,483,981	$393,137			$1,877,118
Net claims and claim expenses incurred – prior years	(231,337)	(10,125)			(241,462)
Net claims and claim expenses incurred – total	$1,252,644	$383,012			$1,635,656
Net claims and claim expense ratio – accident year	156.6%	86.3%			133.8%
Net claims and claim expense ratio – calendar year	132.2%	84.1%			116.6%
Underwriting expense ratio	16.5%	36.7%			23.1%
Combined ratio	148.7%	120.8%			139.7%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2004	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands)
Gross premiums written	$1,084,896	$478,092	$(18,831)	$—	$1,544,157
Net premiums written	$930,946	$418,341		—	$1,349,287
Net premiums earned	$944,527	$393,700		—	$1,338,227
Net claims and claim expenses incurred	746,010	350,289		—	1,096,299
Acquisition expenses	117,145	127,785		—	244,930
Operational expenses	34,983	21,378		—	56,361
Underwriting income (loss)	$46,389	$(105,752)		—	(59,363)
Net investment income				162,722	162,722
Equity in earnings of other ventures				31,081	31,081
Other income				18,903	18,903
Interest and preference share dividends				(57,102)	(57,102)
Minority interest – DaVinciRe				41,420	41,420
Other items, net				(27,995)	(27,995)
Net realized gains on investments				23,442	23,442
Net income available to common shareholders				$192,471	$133,108
Net claims and claim expenses incurred – current accident year	$859,842	$376,723			$1,236,565
Net claims and claim expenses incurred – prior years	(113,832)	(26,434)			(140,266)
Net claims and claim expenses incurred – total	$746,010	$350,289			$1,096,299
Net claims and claim expense ratio – accident year	91.0%	95.7%			92.4%
Net claims and claim expense ratio – calendar year	79.0%	89.0%			81.9%
Underwriting expense ratio	16.1%	37.9%			22.5%
Combined ratio	95.1%	126.9%			104.4%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2003	Reinsurance	Individual Risk	Eliminations(1)	Other	Total
(in thousands)
Gross premiums written	$956,257	$446,724	$(20,772)	$—	$1,382,209
Net premiums written	$792,022	$362,754		—	$1,154,776
Net premiums earned	$812,142	$306,383		—	$1,118,525
Net claims and claim expenses incurred	210,634	158,547		—	369,181
Acquisition expenses	93,227	100,913		—	194,140
Operational expenses	52,504	14,893		—	67,397
Underwriting income	$455,777	$32,030		—	487,807
Net investment income				129,542	129,542
Equity in earnings of other ventures				21,167	21,167
Other income				5,903	5,903
Interest and preference share dividends				(44,523)	(44,523)
Minority interest – DaVinciRe				(72,014)	(72,014)
Other items, net				(2,394)	(2,394)
Net realized gains on investments				80,504	80,504
Net income available to common shareholders				$118,185	$605,992
Net claims and claim expenses incurred – current accident year	$279,334	$183,482			$462,816
Net claims and claim expenses incurred – prior years	(68,700)	(24,935)			(93,635)
Net claims and claim expenses incurred – total	$210,634	$158,547			$369,181
Net claims and claim expense ratio – accident year	34.4%	59.9%			41.4%
Net claims and claim expense ratio – calendar year	25.9%	51.7%			33.0%
Underwriting expense ratio	18.0%	37.8%			23.4%
Combined ratio	43.9%	89.5%			56.4%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Summary Overview

We incurred a net loss attributable to common shareholders of $281.4 million in 2005. This was the first time in our corporate history in which we have suffered an annual net loss attributable to common shareholders. Our 2005 financial performance compares unfavorably to the $133.1 million and $606.0 million of net income attributable to common shareholders generated in 2004 and 2003, respectively. As a result of the net loss attributable to common shareholders, we incurred a (13.6%) return on average common equity and our book value per common share plus accumulated dividends decreased to $29.80 at December 31, 2005, a decrease of 14.0% from the amount at December 31, 2004. In 2004 and 2003, we generated returns on average common equity of 6.2% and 33.8%, respectively, and increased our book value per common share plus accumulated dividends by 4.0% and 36.1%, respectively.

The three most significant items impacting our 2005 financial performance include: 1) the $891.9 million net negative impact we incurred from hurricanes Katrina, Rita and Wilma, which occurred in the third and fourth quarters of 2005; 2) the $226.9 million net favorable impact from the reserve reviews which we completed during 2005; and 3) $53.0 million of incurred expenses related to our internal review and ongoing investigations into the Company and certain of its present and former executive officers by governmental authorities.

In addition to hurricanes Katrina, Rita and Wilma occurring in 2005, the year was also impacted by several other large natural catastrophes including hurricanes Dennis and Emily, European windstorm Erwin as well as flooding in several European cities. Total insured losses from the 2005 catastrophes are estimated to be the most costly on record for a single year. As one of the largest writers of property catastrophe reinsurance in the world, our financial results are negatively impacted when there are large insured catastrophe losses.

In 2004 we recorded a $570.2 million net negative impact from hurricanes Charley, Frances, Jeanne and Ivan. In 2003 there was an absence of similar large catastrophes and therefore our net income attributable to common shareholders was significantly higher in that year.

The following table summarizes the net financial statement impact of the 2005 hurricanes, reserve reviews and internal review related costs and 2004 hurricanes described above by segment.

Net negative (positive) financial statement impact
Year ended December 31, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands)
Hurricanes Katrina, Rita and Wilma	$751,867	$140,080	$—	$891,947
Reserve reviews	(225,809)	(1,136)	—	(226,945)
Internal review and related costs	—	—	53,040	53,040
Total net negative financial statement impact	$526,058	$138,944	$53,040	$718,042
Year ended December 31, 2004
Hurricanes Charley, Frances, Ivan and Jeanne	$411,946	$158,303	$—	$570,249
Total net negative financial statement impact	$411,946	$158,303	$—	$570,249

The net negative impact from the hurricanes described above includes the sum of net claims and claim expenses incurred, assumed and ceded reinstatement premiums earned, lost profit commissions, assessment related losses and expenses, and minority interest. Net negative impact is based on management’s estimates following a review of our potential exposures and discussions with our counterparties. Given the magnitude and recent occurrence of these events, delays in receiving claims data, uncertainty surrounding final industry losses reported by statistical reporting agencies which impact our reinsurance recoveries, the unusual legal and claim issues related to certain of the events and other uncertainties inherent in loss estimation, meaningful additional uncertainty remains regarding total covered losses for the insurance industry from these events. Accordingly, these estimates are subject to change as new or revised data is received from our counterparties, and other factors. Changes to these estimates will be recorded in the periods in which they occur.

Other significant items affecting 2005 include an increase in net investment income of $54.5 million to $217.3 million, compared to $162.7 million in 2004, due to higher investment returns and an increased level of invested assets in 2005 compared to 2004, and partially offset by net realized losses on investments of $7.0 million in 2005, compared to net realized investment gains of $23.4 million in 2004. The reduction in net realized gains on investments in 2005 was due to $33.2 million of other than temporary impairment charges recognized in the year compared to $1.2 million in 2004. Net realized gains on investments in 2003 were $80.5 million.

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

The following table summarizes the underwriting results and ratios for our Reinsurance segment for the years ended December 31, 2005, 2004 and 2003:

Reinsurance segment overview
Year ended December 31,	2005	2004	2003
(in thousands)
Property catastrophe gross premiums written (1)
Renaissance Reinsurance	$575,820	$533,339	$488,124
DaVinci	156,159	149,840	155,541
Total property catastrophe gross premiums written	731,979	683,179	643,665
Specialty gross premiums written
Renaissance Reinsurance	400,524	351,261	268,506
DaVinci	25,195	31,625	23,314
Total specialty gross premiums written	425,719	382,886	291,820
Total Reinsurance gross premiums written	$1,157,698	$1,066,065	$935,485
Net premiums written	$1,024,010	$930,946	$792,022
Net premiums earned – property catastrophe	$545,321	$576,049	$501,529
Net premiums earned – specialty	402,068	368,478	310,613
Total net premiums earned	947,389	944,527	812,142
Net claims and claim expenses incurred	1,252,644	746,010	210,634
Acquisition expenses	92,763	117,145	93,227
Operational expenses	63,522	34,983	52,504
Underwriting (loss) income	$(461,540)	$46,389	$455,777
Net claims and claim expenses incurred – current accident year	$1,483,981	$859,842	$279,334
Net claims and claim expenses incurred – prior years	(231,337)	(113,832)	(68,700)
Net claims and claim expenses incurred – total	$1,252,644	$746,010	$210,634
Net claims and claim expense ratio – accident year	156.6%	91.0%	34.4%
Net claims and claim expense ratio	132.2%	79.0%	25.9%
Underwriting expense ratio	16.5%	16.1%	18.0%
Combined ratio	148.7%	95.1%	43.9%

(1)	Excludes combined gross premiums assumed from our Individual Risk segment of $45.3 million, $18.8 million and $20.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Gross Premiums Written

Property Catastrophe Gross Premiums Written – Our property catastrophe gross premiums written increased by $48.8 million to $732.0 million in 2005 compared to $683.2 million in 2004, a 7.1% increase. Much of this increase, however, consisted of premiums written which we view as loss related and attributable to the large catastrophes occurring during 2005. This loss related premium, which includes reinstatement premiums written as a result of large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost following a large catastrophe, and reinsurance coverage provided to a company to cover named hurricanes, totaled $115.0 million in 2005 and $57.5 million in 2004. Large catastrophes include hurricanes Katrina, Rita and Wilma in 2005 and hurricanes Charley, Frances, Jeanne and Ivan in 2004. Excluding this premium, which in the absence of similar large catastrophes we would not expect to recur, our property catastrophe gross premiums written declined 1.4% in 2005 and 2.8% in 2004. The decline in our property catastrophe gross premiums written, after deducting loss related premium, was primarily due to increased competition and softening prices in the property catastrophe market, in which we accordingly chose not to renew certain reinsurance contracts.

For 2006 we currently anticipate growth in our property catastrophe gross premiums written compared to 2005, after deducting the loss related premium described above. (See ‘‘Current Outlook’’ for additional disclosure.)

Specialty Reinsurance Gross Premiums Written – Our specialty reinsurance gross premiums written increased by $42.8 million to $425.7 million in 2005 compared to $382.9 million in 2004, an 11.2% increase. Much of the increase in our specialty reinsurance gross premiums written, however, was attributable to premiums written due to the large catastrophes occurring during 2005. This loss related premium, which includes reinstatement premiums written as a result of large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost following a large catastrophe, and reinsurance coverage provided to a company to cover named hurricanes, totaled $38.4 million in 2005 and $nil in 2004. Excluding this premium, which in the absence of similar large catastrophes we would not expect to recur, our specialty reinsurance gross premiums written were essentially flat in 2005 when compared to 2004. In 2004, our specialty reinsurance gross premiums written increased by 31.2% when compared to 2003. The 2004 increase in our specialty reinsurance gross premiums written was primarily due to our focus on a few targeted areas of this market in 2004 where we believed we could leverage our expertise, including catastrophe exposed workers’ compensation, surety, casualty, property and terrorism-specific classes of reinsurance. In 2005, we maintained our book of business, but did not find additional attractive opportunities.

For 2006, we currently anticipate our specialty reinsurance gross premiums written will decline significantly compared to 2005, after deducting the loss related premium described above. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions. (See ‘‘Current Outlook’’ for additional disclosure.)

Gross Premiums Written by Geographic Region

The following is a summary of our gross reinsurance premiums written allocated to the territory of coverage exposure:

Reinsurance segment gross premiums written
Year ended December 31,	2005		2004		2003
(in thousands)
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property catastrophe reinsurance
United States and Caribbean	$458,193	39.6%	$338,315	31.7%	$297,954	31.9%
Europe	105,796	9.1	141,385	13.3	156,156	16.7
Worldwide (excluding U.S) (1)	59,076	5.1	63,529	6.0	14,968	1.6
Worldwide	54,493	4.7	90,607	8.5	126,541	13.5
Australia and New Zealand	33,266	2.9	28,614	2.7	26,588	2.8
Other	21,155	1.8	20,729	1.9	21,458	2.3
Specialty reinsurance (2)	425,719	36.8	382,886	35.9	291,820	31.2
Total Reinsurance gross premiums written	$1,157,698	100.0%	$1,066,065	100.0%	$935,485	100.0%

(1)	The category ‘‘Worldwide (excluding U.S.)’’ consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and worldwide risks.

Our property catastrophe gross premiums written continue to be characterized by an increasing percentage of U.S. and Caribbean premium as we have not found similarly attractive business in Europe or the rest of the world. A significant amount of this U.S. and Caribbean premium provides coverage against windstorms, mainly hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Ceded Premiums Written

Year ended December 31,	2005	2004	2003
(in thousands)
Ceded premiums written – Reinsurance segment	$133,688	$135,119	$143,463

Due to the potential volatility of the property catastrophe reinsurance business which we sell, we purchase reinsurance to reduce our exposure to large losses and to help manage our risk portfolio. We use our REMS© modeling system to evaluate how each purchase interacts with our portfolio of reinsurance contracts we write, and with the other ceded reinsurance contracts we purchase, to determine the appropriateness of the pricing of each contract and whether or not it helps us to balance our portfolio of risks.

In 2005, ceded premiums written include $49.9 million of premiums written which we view as loss related and attributable to the 2005 large hurricanes. This includes additional premium ceded on certain multi-year retrospectively rated reinsurance contracts which was triggered as a result of hurricanes Katrina and Wilma. Excluding this loss related premium, ceded premiums written decreased by $51.3 million, or 38.0% in 2005, and by $8.3 million, or 5.8% in 2004. The decrease in ceded premiums written is principally the result of a reduction in the availability of appropriately priced coverages.

To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk.

Net Premiums Earned

Our net premiums earned were essentially flat in 2005 at $947.4 million compared to $944.5 million in 2004. Included in net premiums earned are $103.5 million and $57.5 million of loss related net premium earned in 2005 and 2004, respectively. As discussed above, loss related premium includes reinstatement premiums written as a result of large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost following a large catastrophe, and reinsurance coverage provided to a company to cover named hurricanes. Excluding the impact of this loss related earned premium, which in the absence of similar large catastrophes we would not expect to recur, our net premiums earned declined by 4.9% to $843.9 million in 2005 from $887.0 million in 2004 and increased by 9.2% in 2004 from $812.1 million in 2003. The increase in net premiums earned in 2004 compared to 2003 was due to the increase in specialty premium written in 2004 when compared to 2003.

Underwriting Results

In 2005, we generated a net claims and claim expense ratio of 132.2%, an expense ratio of 16.5%, and an underwriting loss of $461.5 million, compared to a net claims and claim expense ratio of 79.0%, expense ratio of 16.1% and an underwriting profit of $46.4 million, in 2004. The deterioration in underwriting performance in 2005 was principally the result of hurricanes Katrina, Rita and Wilma which increased net claims and claim expenses by $1,076.1 million and added 113.6 percentage points to our net claims and claim expense ratio. In 2004, hurricanes Charley, Frances, Jeanne and Ivan resulted in net claims and claim expenses of $581.8 million and increased our net claims and claim expense ratio by 61.6 percentage points. In 2003 there was an absence of similar large catastrophes and we generated a net claims and claim expense ratio of 25.9%, an expense ratio of 18.0% and an underwriting profit of $455.8 million in that year.

Our underwriting results have also been significantly impacted by reductions of prior year estimated ultimate net claims reserves over the last three years. We reduced prior year estimated ultimate net claims reserves by $231.3 million, $113.8 million and $68.7 million in 2005, 2004 and 2003, respectively. The increase in the reduction of prior year reserves in 2005 was principally the result of our 2005 reserve reviews. With the growth in our reserves for claims and claim expenses, we announced in early 2005 that we would review the processes and assumptions for establishing and evaluating our reserves during 2005. We completed reviews of our property catastrophe reinsurance and specialty reinsurance reserves in the second and third quarters of 2005, respectively. As a result of these reviews, we reduced prior year reserves within our Reinsurance segment by $248.1 million, which reduced our 2005 net claims and claim expense ratio by 26.2 percentage points. After adjusting for the impact of minority interest, our 2005 net loss was reduced by $225.8 million as a result of the Reinsurance segment reserve reviews. The reserve changes for our property catastrophe portfolio reflects a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for the 1994 to 2004 accident years. For our specialty reinsurance business, the changes were principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience.

The 2004 reduction in prior years’ estimated ultimate net claims reserves of $113.8 million was primarily due to a re-estimation of our ultimate losses associated with six large catastrophe events, a reduction in reserves from numerous smaller catastrophe events, and reductions from our specialty book of business.

The following financial data shows the net financial statement impact on our Reinsurance segment as a result of the 2005 large hurricanes and reserve reviews and the 2004 large hurricanes.

Reinsurance segment net negative (positive) financial statement impact
Year ended December 31, 2005	Net claims and claim expenses
(in thousands)	Ratio	Incurred	Other (1)	Minority interest	Total
2005 hurricanes
Hurricane Katrina	53.2%	$504,278	$(20,405)	$(99,791)	$384,082
Hurricane Wilma	44.0%	416,862	(37,503)	(120,721)	258,638
Hurricane Rita	16.4%	154,945	(21,336)	(24,462)	109,147
Subtotal – 2005 hurricanes	113.6%	1,076,085	(79,244)	(244,974)	751,867
2005 reserve reviews
Catastrophe reserve review	(12.5%)	(118,202)	—	9,970	(108,232)
Specialty reserve review	(13.7%)	(129,925)	—	12,348	(117,577)
Subtotal – 2005 reserve reviews	(26.2%)	(248,127)	—	22,318	(225,809)
Net negative (positive) financial statement impact	87.4%	$827,958	$(79,244)	$(222,656)	$526,058
Year ended December 31, 2004
2004 hurricanes Charley, Frances, Ivan and Jeanne net negative (positive) financial statement impact	61.6%	$581,795	$(32,093)	$(137,756)	$411,946

(1)	Other primarily consists of assumed and ceded earned reinstatement premiums and lost profit commissions.

Losses from our property catastrophe reinsurance and specialty reinsurance policies can be infrequent, but severe, as demonstrated by our 2005 and 2004 results as compared to 2003. During periods with benign property catastrophe loss activity, such as 2003, we have the potential to produce a low level of losses and a related increase in underwriting income.

Also during 2005 and 2004, as discussed under the ‘‘Premiums’’ heading above, we increased our specialty reinsurance premiums written. This increase in specialty reinsurance premiums will normally produce higher net claims and claim expenses than the property catastrophe reinsurance business which will generally cause the combined ratio of our Reinsurance segment to increase in years with normal catastrophe loss activity.

During 2006, given the magnitude of the hurricane losses from 2005 and 2004 and due to delays in receiving claims data and the likelihood of receiving new or revised data from our counterparties, the estimates of hurricane losses and related recoveries are likely to change, perhaps materially. Changes in these estimates will be recorded in the periods in which they occur.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of the costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition expenses are driven by contract terms and are normally a set percentage of premiums and, accordingly, these costs will normally fluctuate in line with the fluctuation in gross premiums earned. In 2005, the acquisition expense ratio of 9.8% was lower than the 12.4% and 11.5%, recorded in 2004 and 2003, respectively, driven mainly by the significant amount of loss related premium generated in 2005 which typically has lower brokerage expenses associated with it. Operating expenses consist of salaries and other general and administrative expenses. Operating expenses increased by $28.5 million to $63.5 million in 2005 when compared to 2004, principally due to the reversal of $20.1 million in accruals related to executive compensation, bonuses and incentive compensation in 2004 that did not recur in 2005. In addition, we have experienced growth in the number of employees in our Reinsurance segment and we were in our new facilities for the full year in 2005 when compared to 2004. As a result, our underlying operating expenses have increased.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition expenses or operating expenses and, accordingly, these fees have reduced our expense ratio.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts include: 1) commercial and homeowners property coverages, including catastrophe-exposed products; 2) commercial liability coverages, including general, automobile, professional and various specialty products; 3) multi-peril crop insurance; and 4) reinsurance of other insurers on a quota share basis. We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington, Stonington Lloyds and Lantana.

The following table summarizes the underwriting results and ratios for our Individual Risk segment for the years ended December 31, 2005, 2004, and 2003:

Individual Risk segment
Year ended December 31,	2005	2004	2003
(in thousands)
Gross premiums written:
Property	$373,823	$290,960	$321,336
Commercial auto	93,574	59,335	70,742
Multi-peril crop	82,203	9,048	—
Claims made liability	51,084	77,134	22,102
Occurrence liability	50,746	41,615	32,544
Total gross premiums written	$651,430	$478,092	$446,724
Net premiums written	$519,277	$418,341	$362,754
Net premiums earned	$455,320	$393,700	$306,383
Net claims and claim expenses incurred	383,012	350,289	158,547
Acquisition expenses	144,831	127,785	100,913
Operational expenses	22,316	21,378	14,893
Underwriting (loss) income	$(94,839)	$(105,752)	$32,030
Net claims and claim expenses incurred – current accident year	$393,137	$376,723	$183,482
Net claims and claim expenses incurred – prior years	(10,125)	(26,434)	(24,935)
Net claims and claim expenses incurred – total	$383,012	$350,289	$158,547
Net claims and claim expense ratio – accident year	86.3%	95.7%	59.9%
Net claims and claim expense ratio	84.1%	89.0%	51.7%
Underwriting expense ratio	36.7%	37.9%	37.8%
Combined ratio	120.8%	126.9%	89.5%

Gross Premiums Written

The following table shows our Individual Risk gross premiums written by distribution channel for the years ended December 31, 2005, 2004 and 2003:

Individual Risk segment gross premiums written
Year ended December 31,	2005		2004		2003
(in thousands)
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Individual Risk gross premiums written
Program managers	$343,419	52.7%	$174,902	36.6%	$72,074	16.1%
Quota share reinsurance	273,734	42.0	243,294	50.9	349,397	78.2
Broker-produced business	34,277	5.3	59,896	12.5	25,253	5.7
Total Individual Risk gross premiums written	$651,430	100.0%	$478,092	100.0%	$446,724	100.0%

Our Individual Risk gross premiums written increased by $173.3 million to $651.4 million in 2005 compared to 2004, an increase of 36.3%. This increase was principally a result of an increase in business produced through our program managers. In 2005, our program business increased by $168.5 million to $343.4 million. We started our program business in 2003, and generated $72.1 million of gross premiums written through this distribution channel in that year. In 2004, $174.9 million of our gross premiums written in Individual Risk were produced through program managers. Our program business in 2005 represented 52.7% of our Individual Risk gross premiums written compared to 36.6% in 2004 and 16.1% in 2003. As our program business has increased, the property component of our Individual Risk gross premiums written has decreased as a percentage of our overall Individual Risk gross premiums written. In 2005, property accounted for 57.4% of our gross premiums written compared to 60.9% in 2004 and 71.9% in 2003. This is the result of the growth in specialty risks, including commercial auto, professional liability and multi-peril crop insurance, which are produced through our program managers.

For 2006, we currently expect growth in our Individual Risk gross premiums written, compared to 2005. (See ‘‘Current Outlook’’ for additional disclosure.)

Ceded Premiums Written

Year ended December 31,	2005	2004	2003
(in thousands)
Ceded premiums written – Individual Risk segment (1)	$132,153	$59,751	$83,970

(1)	Includes $45.3 million, $18.8 million and $20.8 million of premium ceded to our Reinsurance segment in 2005, 2004 and 2003, respectively.

We purchase reinsurance to reduce our exposure to large losses and to help manage our portfolio of risks. With the continued growth in the gross written premiums of our Individual Risk segment, we continued to look for opportunities to purchase appropriately priced reinsurance coverage in 2005. Included in ceded premiums written in our Individual Risk segment is $34.4 million and $8.3 million of ceded reinstatement premiums written attributable to the 2005 and 2004 hurricanes, respectively. In the absence of similar large catastrophes in 2006, we would not expect these ceded premiums written to recur.

Underwriting Results

For the year, the Company’s Individual Risk segment generated a net claims and claim expense ratio of 84.1%, an expense ratio of 36.7%, and an underwriting loss of $94.8 million, compared to a net claims and claim expense ratio of 89.0%, an expense ratio of 37.9%, and an underwriting loss of $105.8 million in 2004. The 2005 Individual Risk net claims and claim expense ratio was negatively impacted by hurricanes Katrina, Rita and Wilma which added 22.7 percentage points to the Individual Risk net claims and claim expense ratio. In 2004, the Individual Risk net claims and claim expense ratio was negatively impacted by hurricanes Charley, Frances, Ivan and Jeanne, which added 36.5 percentage points to the Individual Risk net claims and claim expense ratio. In addition, the Individual Risk segment recorded an additional $34.4 million of ceded earned premium attributable to the 2005 hurricanes, which negatively impacted the Individual Risk net claims and claim expense ratio by 6.0 percentage points and the expense ratio by 2.6 percentage points. In 2004, the Individual Risk segment recorded an additional $8.3 million of ceded earned premium attributable to the 2004 hurricanes, which negatively impacted the Individual Risk net claims and claim expense ratio by 1.9 percentage points and the expense ratio by 0.8 percentage points. In 2003, there was an absence of large losses and the Individual Risk segment generated a net claims and claim expense ratio of 51.7%, expense ratio of 37.8% and an underwriting profit of $32.0 million.

Our Individual Risk segment purchases catastrophe excess of loss reinsurance from our Reinsurance segment operating subsidiaries, namely Renaissance Reinsurance and DaVinci.  Included in our Individual Risk underwriting result is $45.3 million, $18.8 million and $20.8 million of ceded premiums to the Reinsurance segment in 2005, 2004 and 2003, respectively.  Also included in our Individual Risk underwriting result are ceded losses to our Reinsurance segment of $104.9 million, $80.0 million and $nil in 2005, 2004 and 2003, respectively.  Our Individual Risk segment underwriting result benefited by $59.6 million and $61.2 million in 2005 and 2004, respectively, as a result of this reinsurance and was negatively affected by $20.8 million in 2003.  There was a corresponding opposite effect on our Reinsurance segment underwriting results as a result of this reinsurance.

Also impacting the underwriting result in 2005, 2004 and 2003, were reductions of prior years’ estimated ultimate net claims reserves of $10.1 million, $26.4 million and $24.9 million, respectively. The reduction in prior years’ estimated ultimate net claims reserves was driven by the application of our formulaic reserving methodology used for the Individual Risk book of business and is primarily due to actual paid and reported loss activity being better than what we had anticipated when estimating the initial ultimate claims and claims expense ratios and the initial loss reporting patterns. The favorable development in 2005 includes a $1.1 million reduction of prior years’ reserves as a result of the 2005 reserve review.

The following financial data shows the net financial statement impact on our Individual Risk segment as a result of the 2005 large hurricanes and reserve review and the 2004 large hurricanes.

Individual Risk segment net negative (positive) financial statement impact
Year ended December 31, 2005	Net claims and claim expenses
(in thousands)	Ratio	Incurred	Other (1)	Total
2005 hurricanes
Hurricane Katrina	9.8%	$44,701	$14,539	$59,240
Hurricane Wilma	7.4%	33,603	21,697	55,300
Hurricane Rita	5.5%	25,241	299	25,540
Subtotal – 2005 hurricanes	22.7%	103,545	36,535	140,080
2005 reserve review
Individual Risk reserve review	(0.2%)	(1,136)	—	(1,136)
Net negative financial statement impact	22.5%	$102,409	$36,535	$138,944
Year ended December 31, 2004
2004 hurricanes net negative financial statement impact	36.5%	$143,708	$14,595	$158,303

(1)	Other primarily consists of assumed and ceded earned reinstatement premiums and lost profit commissions.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of costs to acquire premiums and are comprised of fees and expenses paid to: 1) program managers, who source primary insurance premiums for us through specialized programs; 2) primary insurers, for whom we write quota share reinsurance; and 3) broker commissions and excise taxes paid to brokers, who source insurance for us on a risk-by-risk basis. Acquisition expenses are driven by contract terms and are generally determined based on a set percentage of premiums. Acquisition expenses as a percentage of net premiums earned have remained relatively consistent at 31.8%, 32.5% and 32.9% in 2005, 2004 and 2003, respectively. Operating expenses consist of compensation and other general and administrative expenses. Our Individual Risk business operates with a limited number of employees and, accordingly, we outsource much of the administration of our Individual Risk business to program managers and third-party administrators. Operating expenses increased by $0.9 million to $22.3 million in 2005 compared to $21.4 million in 2004. The increase in operating expenses of $6.5 million from 2004 to 2003 was principally due to an increase in staffing in our U.S. operations as well as the U.S. operations being fully operational for a full year in 2004 compared to a partial year in 2003.

During 2003, we began issuing insurance policies for certain commercial liability coverages, including general, automobile and professional liability risks. The claim reporting and claim development periods of these risks are longer than the reporting and development periods for our property risks, and, accordingly, there is typically greater uncertainty in the estimation of the reserves associated with these policies.

During 2006, given the magnitude of the hurricane losses and due to delays in receiving claims data and the likelihood of receiving new or revised data from our counterparties, the estimates of hurricane losses and related recoveries are likely to change, perhaps materially. Changes in these estimates will be recorded in the periods in which they occur.

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,	2005	2004	2003
(in thousands)
Fixed maturities	$127,001	$109,285	$100,666
Short term investments	34,831	11,156	8,158
Cash and cash equivalents	2,477	838	1,852
Dividends on equity investments in reinsurance company	1,267	1,267	950
Other investments	59,260	46,908	25,920
	224,836	169,454	137,546
Investment expenses	7,584	6,732	8,004
Net investment income	$217,252	$162,722	$129,542

Net investment income increased by $54.5 million to $217.3 million in 2005 compared to 2004, an increase of 33.5%. The increase in net investment income in 2005 was a result of both higher investment returns and an increased level of invested assets in 2005 compared to 2004. The increase in invested assets is due to the positive cash flow from our operating and financing activities which we generated in 2005 and which we deployed into our invested assets, principally short term investments. Our other investments, which include hedge funds, private equity funds and other alternative investments, generated $59.3 million of net investment income in 2005 compared to $46.9 million in 2004. These investments are carried at fair value, with interest, dividend income and realized and unrealized gains (losses) included in net investment income. Our other investments performed well in 2005 and 2004 and generated a considerable amount of net investment income for us.

The increase in net investment income in 2004 compared to 2003 was largely a result of increased net investment income from hedge funds, private equity funds and other alternative investments, both as a result of higher returns and a higher level of invested assets over 2003. Net investment income from these investments was $46.9 million in 2004, compared to $25.9 million in 2003.

Given our recent decision to reduce our exposure to hedge funds and non-investment grade fixed income investments, which form a significant component of other investments and contributed to the growth of our net investment income in 2004 and 2005, we expect that we may experience a decline in net investment income associated with our other investments in 2006.

Equity in Earnings of Other Ventures

Year ended December 31,	2005	2004	2003
(in thousands)
Equity in earnings of other ventures	$28,259	$31,081	$21,167

Equity in earnings of other ventures represents our pro-rata share of the net income from our investments in Top Layer Re, Channel Re and Tower Hill. The decrease in equity in earnings of other ventures in 2005 was due to a decline in the earnings attributable to our equity investment in Top Layer Re compared to 2004, offset by an increase in earnings from our investment in Channel Re, due to 2004 reflecting only a partial year of earnings as this investment was made in February of 2004 and earnings attributable to Channel Re are recorded by the Company one quarter in arrears. In addition, during the first quarter of 2005 we made a $10.0 million equity investment in Tower Hill. We recorded earnings of $0.3 million from the Tower Hill investment in 2005 compared to $nil in 2004. As with Channel Re, we record our pro-rata share of the net income of Tower Hill one quarter in arrears.

The increase in equity in earnings of other ventures in 2004 compared to 2003 was primarily due to $9.8 million of equity pickup from our investment in Channel Re, which incepted in 2004.

Other Income

Year ended December 31,	2005	2004	2003
(in thousands)
Fee income	$6,200	$6,765	$7,655
Other items	3,266	12,138	(1,752)
Total other income	$9,466	$18,903	$5,903

In 2005, fee income decreased by $0.6 million to $6.2 million from $6.8 million in 2004.  In 2004 fee income decreased $0.9 million from $7.7 million in 2003.  Fee income primarily consists of fees related to services provided to Platinum.

Other items, which principally includes the mark-to-market on our warrant to purchase shares of Platinum stock and the mark-to-market on our short positions in credit derivatives, generated income of $3.3 million and $12.1 million in 2005 and 2004, respectively. Other items in 2004 was driven by the recording of $27.4 million of cumulative unrealized gains on the Platinum warrant in the consolidated statement of operations in the fourth quarter of 2004 for the first time as the result of the expiration of a lockup provision, in accordance with GAAP. This was partially offset by $2.7 million in 2005 and $12.5 million in 2004 of losses recognized by us from short positions in credit derivatives generally used to hedge potential credit-related exposures of the Company.  The increase in other items to $12.1 million in 2004 from ($1.8) million in 2003 was principally driven by the unrealized gain on the Platinum warrant in 2004 which was recorded in accumulated other comprehensive income in 2003, in accordance with GAAP.

Net Realized (Losses) Gains on Investments

Year ended December 31,	2005	2004	2003
(in thousands)
Net realized (losses) gains on investments	$(6,962)	$23,442	$80,504

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized gains from the turnover of our investment portfolio, and as interest rates rise, we will tend to have realized losses from the turnover of our investment portfolio, although the actual amount of realized gains (losses) on sales of investments can be reduced depending on which specific securities we choose to sell.

The $7.0 million net realized loss on investments in 2005 includes $33.2 million in other than temporary impairment charges compared to $1.2 million in 2004 and $0.2 million in 2003. The significant increase in other than temporary impairment charges in 2005 was due to our decision to recognize impairment charges for all of our fixed maturity investments available for sale that were in an unrealized loss position as of December 31, 2005 as we do not currently have the intent to hold them until they fully recover in value. This accounting is consistent with the guidance provided by the Financial Accountings Standards Board (‘‘FASB’’) in FASB Staff Position FAS 115-1 and FAS 124-1, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’’, which was issued in the fourth quarter of 2005. Rising interest rates during 2005 gave rise to a higher level of unrealized losses at December 31, 2005 compared to December 31, 2004, prior to our other than temporary impairment charge. Other than temporary impairment charges are recorded as net realized losses in our consolidated statements of operations. Credit related impairment charges in our fixed maturity investments available for sale were $0.5 million in 2005.

The 2005 balance is also net of a $29.8 million realized gain from the sale of all of the Company’s shares of Platinum during the fourth quarter of 2005 which generated net proceeds of $114.0 million. The remaining decrease in realized gains in 2005 compared to 2004 was due to a period of rising interest rates in the year in which sales of our securities resulted in realized losses.

Corporate Expenses

Year ended December 31,	2005	2004	2003
(in thousands)
Corporate expenses	$71,813	$17,609	$16,043

Corporate expenses include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company. The $54.2 million increase in such expenses in 2005 compared to 2004 was due in part to $39.7 million of professional fees and accruals for other costs incurred during 2005 related to our internal review and the ongoing investigations into the Company and certain of its present and former executive officers by governmental authorities. Also included in the 2005 corporate expense line is $13.3 million of compensation expense due to the accelerated vesting of our former Chairman and CEO’s equity grants upon his departure from the Company in the fourth quarter of 2005.

Interest, Capital Securities and Preferred Share Dividends

Year ended December 31,	2005	2004	2003
(in thousands)
Interest – revolving credit facilities	$4,616	$2,366	$2,318
Interest – $150 million 7.0% Senior Notes	10,500	10,500	10,500
Interest – $100 million 5.875% Senior Notes	5,875	5,875	5,434
Interest – $103.1 million subordinated obligation to Capital Trust	7,227	7,227	—
Total interest expense	28,218	25,968	18,252
Dividends – $103.1 million Capital Securities	—	—	7,470
Dividends – $150 million 8.1% Series A Preference Shares	12,150	12,150	12,150
Dividends – $100 million 7.3% Series B Preference Shares	7,300	7,300	6,651
Dividends – $250 million 6.08% Series C Preference Shares	15,200	11,684	—
Total interest and Capital Securities and preferred share dividends	$62,868	$57,102	$44,523

Our interest payments and preferred dividends increased during 2005, primarily as a result of higher interest rates, a drawdown in December 2005 of $150 million on our $500 million revolving credit facility, and dividends having been paid for the entire year on the $250 million of 6.08% Series C preference shares, which were issued in March 2004.

Our interest payments and preferred dividends increased during 2004, primarily as a result of the issuance of $250 million 6.08% Series C Preference Shares in March 2004. This capital was raised to support the growth in our insurance and reinsurance operations. Effective December 31, 2003, the Company adopted FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities – an interpretation of ARB No. 51’’, as revised (‘‘FIN 46(R)’’). Upon adoption of FIN 46(R), our Capital Trust was determined to be a VIE under FIN 46(R) and was deconsolidated effective December 31, 2003. This resulted in the reclassification of dividends on our Capital Securities from dividends in 2003 to interest expense in 2004 and 2005.

Minority Interest – DaVinciRe

Year ended December 31,	2005	2004	2003
(in thousands)
Minority interest – DaVinciRe	$(156,449)	$(41,420)	$72,014

In October 2001, we formed DaVinciRe and DaVinci with other equity investors. The Company owns a minority economic interest in DaVinciRe; however, because the Company controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The 74.75% portion of DaVinciRe's earnings owned by third parties for the years ended December 31, 2005, 2004 and 2003 is recorded in our consolidated statements of operations as minority interest.

Effective December 31, 2005, DaVinciRe raised $320.6 million of additional equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. The Company’s economic ownership interest in DaVinciRe at December 31, 2005, was 19.69%, down from 25.25% prior to the capital raise. Subsequent to December 31, 2005, DaVinciRe raised an additional $53.9 million of equity capital and our economic ownership interest has been reduced to 18.04%.

Income Tax Expense (Benefit)

Year ended December 31,	2005	2004	2003
(in thousands)
Income tax expense (benefit)	$—	$4,003	$(18)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.  In 2005 we generated taxable income in our U.S. tax-paying subsidiaries which was offset by utilization of a net operating loss carryforward. Due to a history of losses in our U.S. subsidiaries we continue to maintain a valuation allowance equal to 100% of our net deferred tax asset. Primarily due to utilization of our net operating loss carryforward, the net deferred tax asset decreased by $4.5 million during 2005. During 2004, our U.S. tax-paying subsidiaries did not generate taxable income and, accordingly, we recorded a valuation allowance against the remaining net deferred tax asset of $4.0 million.  During 2003, we wrote a limited amount of business in our U.S. operations and therefore the related tax impact for 2003 was minimal.

We currently plan to continue to increase the amount of business written by our U.S. tax-paying insurance subsidiaries.  If, as a result, our U.S. operations begin to generate taxable income over a sustained period of time, the appropriateness of the valuation allowance will continue to be reassessed, and, at such time that we believe it is more likely than not that we will generate taxable income and therefore be able to recover our net deferred tax asset, we will reduce the valuation allowance in the period in which we make such determination.  There will be a corresponding increase in net income at such time, which may be material to the period in which such determination is made.  As of December 31, 2005, the valuation allowance against our net deferred tax asset was $33.7 million.

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and capital securities and to make dividend payments to our preference and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At December 31, 2005, the statutory capital and surplus of our Bermuda insurance subsidiarieswas $2.4 billion (2004 – $2.3 billion), and the amount of capital and surplus required to be maintained was $573.0 million (2004 – $520.6 million). During 2005, Renaissance Reinsurance, DaVinci and Glencoe declared aggregate cash dividends of $337.8 million, $5.0 million and $nil, respectively, compared with $234.4 million, $3.2 million and $55.0, respectively, in 2004. Because of an accumulated deficit in earned surplus from prior operations, Glencoe Group, Glencoe, DaVinciRe and DaVinci are currently not permitted to pay ordinary dividends or return capital to their shareholders without Bermuda Monetary Authority approval.

Our principal U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. At December 31, 2005, the statutory capital and surplus of Stonington was $56.5 million (2004 – $57.5 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without commissioner approval.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500 million revolving credit facility to meet additional liquidity and capital requirements, of which $150 million was drawn in December 2005 and which remained outstanding at December 31, 2005.

Cash Flows

Cash flows from operating activities for 2005 were $335.6 million, which principally consisted of increases to net reserves for claims and claim expenses of $700.0 million and an increase in the reserve for unearned premiums of $136.4 million, offset by our net loss of $246.8 million (prior to dividends on preference shares), plus a $156.4 million increase in the minority interest in the undistributed net income of DaVinciRe and an increase in premiums receivable of $156.3 million. The 2005 cash flows from operations were primarily used to increase our short term investments.

We have generated cash flows from operations in 2005, 2004 and 2003 significantly in excess of our operating commitments. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which were unpaid at December 31, 2005, it is likely that we will experience a significant amount of paid claims in 2006 which could result in us having negative cash flows from operations.

Reserves for Claims and Claim Expenses

Our gross case reserves, additional case reserves and IBNR by line of business at December 31, 2005 and 2004 are as follows:

At December 31, 2005	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property catastrophe reinsurance	$544,750	$576,992	$207,087	$1,328,829
Specialty reinsurance	180,868	95,312	414,445	690,625
Total Reinsurance	725,618	672,304	621,532	2,019,454
Individual Risk	194,016	—	401,081	595,097
Total	$919,634	$672,304	$1,022,613	$2,614,551
At December 31, 2004
(in thousands)
Property catastrophe reinsurance	$137,902	$125,639	$330,744	$594,285
Specialty reinsurance	50,661	56,429	419,917	527,007
Total Reinsurance	188,563	182,068	750,661	1,121,292
Individual Risk	138,285	—	199,821	338,106
Total	$326,848	$182,068	$950,482	$1,459,398

At December 31, 2005, our total reserves for claims and claim expenses were $2,614.6 million and our estimated additional case reserves and IBNR reserves were $1,694.9 million. A 5% adjustment to our additional case reserves and IBNR reserves would equate to an $84.7 million adjustment to net claims and claim expenses incurred, which represents 30.1% of our 2005 net loss attributable to common shareholders, and 3.8% of shareholders’ equity at December 31, 2005.

As discussed in the Summary of Critical Accounting Policies and Estimates, the most significant accounting judgment made by management is the estimation of claims and claim expense reserves. Because any reserve estimate is simply an insurer’s estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves.

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

During 2003, 2004 and 2005 we increased our specialty reinsurance and Individual Risk gross premiums written (see ‘‘Premiums’’). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates as the reporting of information, the setting of initial reserves and the loss settlement process for these lines of business vary from our traditional property catastrophe line of business.

For our Reinsurance and Individual Risk operations, our estimates of claims reserves include case reserves reported to us as well as our estimate of appropriate additional case reserves and IBNR. Our case reserves, additional case reserves, and our estimates for IBNR reserves are based on 1) claims reports from insureds and program managers; 2) our underwriters' experience in setting claims reserves; 3) the use of computer models where applicable; and 4) historical industry claims experience. For some classes of business we also use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. (Also see ‘‘Summary of Critical Accounting Policies and Estimates’’.)

Capital Resources

Our total capital resources at December 31, 2005 and 2004 were as follows:

At December 31,	2005	2004
(in thousands)
Common shareholders' equity	$1,753,840	$2,144,042
Preference shares	500,000	500,000
Total shareholders' equity	2,253,840	2,644,042
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to Capital Trust	103,093	103,093
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility – borrowed	100,000	100,000
Revolving credit facility – borrowed	150,000	—
Revolving credit facility – unborrowed	350,000	500,000
Total capital resources	$3,206,933	$3,597,135

During 2005, our capital resources decreased by $390.2 million primarily as a result of our net loss of $246.8 million, dividends paid to our common and preferred shareholders of $57.0 million and $34.7 million, respectively, and a reduction in our net unrealized gains on investments of $74.2 million.

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

In January 2003, we issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, we issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, we have no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at December 31, 2005 and 2004.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2005 and 2004, RenaissanceRe did not repurchase any of the Capital Securities. RenaissanceRe has repurchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the indenture. We were in compliance with all of the covenants of the indenture at December 31, 2005 and 2004. The Capital Securities mature on March 1, 2027.

During May 2005, DaVinciRe amended and restated its credit agreement to extend the termination date of the revolving credit facility established thereunder from May 25, 2007 to May 25, 2010. All other material terms and conditions in the credit agreement remained the same. The credit agreement provides for a $100 million committed revolving credit facility, the full amount of which was drawn in 2002 and remains outstanding. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 4.08% during 2005 (2004 - 2.32%). The credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $250 million. At December 31, 2005 and 2004, DaVinciRe was in compliance with the covenants under this agreement. The term of the credit facility may be further extended and the size of the facility may be increased to $125 million if certain conditions are met. The Company is currently discussing a potential increase to the size of this facility with its bank group.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary RIHL. Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. In March 2005, the reimbursement agreement was amended to conform certain default provisions of the agreement to comparable provisions in existing credit agreements of the Company and DaVinciRe, and in April 2005, the term of this facility was extended through April 28, 2006. As a result of losses incurred in the third and fourth quarters of 2005 from hurricanes Katrina, Rita and Wilma, the facility was increased from $900 million to $1.75 billion. At February 17, 2006, we had $1,371.5 million of letters of credit with effective dates on or before December 31, 2005 outstanding under the facility and total letters of credit outstanding under all facilities of $1,467.9 million.

Our subsidiary Stonington has provided a letter of credit in the amount of $48.6 million to one counterparty which is secured by cash and eligible marketable securities. Also, in connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. On December 2, 2005, $150 million was drawn under this facility and remains outstanding at December 31, 2005. No balance was outstanding at December 31, 2004. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600 million.

In the fourth quarter of 2005 our consolidated joint venture, DaVinciRe, raised $320.6 million of equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. In conjunction with the transaction, we modified the DaVinciRe shareholders agreement and provided new and existing shareholders with new rights. The second amended and restated shareholders agreement provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held.  Any share repurchases are subject to certain limitations, as described in the second amended and restated shareholders agreement, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe's capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe's capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, commencing March 1, 2007, if they desire to have DaVinciRe repurchase shares.  The repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made as promptly as practicable in the following year, and adjusted as necessary following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to adjustment in future periods for development on outstanding loss reserves after settlement of all claims relating to the applicable years.

Our economic ownership interest in DaVinciRe was 19.69% at December 31, 2005, down from 25.25% prior to the capital raise. Subsequent to December 31, 2005, DaVinciRe raised an additional $53.9 million of equity capital in February 2006 and our ownership has been reduced to 18.04%. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position.

Credit Ratings

In November 2005, following our announcement that our then Chairman and Chief Executive Officer had departed the Company in light of the government investigations resulting from our restatement of our financial results, and in the aftermath of Hurricane Katrina, each of the major rating agencies downgraded our ratings and those of most of our principal operating subsidiaries, and placed our ratings and the rating of our principal operating subsidiaries on credit watch negative or the equivalent. Our ratings generally remain under review with negative implications with these agencies. The current financial strength ratings of our principal operating subsidiaries are set forth under ‘‘RATINGS.’’ These ratings are not evaluations directed to investors in our securities or a recommendation to buy, sell or hold our securities. Our ratings may be revised or revoked at the sole discretion of the rating agencies.

While the ratings of Renaissance Reinsurance remain among the highest in our business, these ratings actions could have an adverse effect on our ability to fully realize current or future market opportunities. Moreover, if our ratings are reduced from their current levels by A.M. Best, Moody’s or Standard & Poor’s, we believe our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings. We can not give any assurance regarding whether or to what extent the rating agencies may downgrade our ratings. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a further downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the financial condition or future operations, but such effect potentially could be material. To date we are not aware that we have experienced such a cancellation.

Shareholders’ Equity

During 2005, shareholders' equity decreased by $390.2 million to $2.3 billion at December 31, 2005, from $2.6 billion at December 31, 2004. The significant components of the change in shareholders' equity included the net loss attributable to common shareholders of $281.4 million, a reduction in accumulated other comprehensive income of $74.2 million and dividends to our common shareholders of $57.0 million.

In the future, we may return capital to our shareholders through share repurchases. In August 2003, the Board authorized a share repurchase program of $150 million. This amount includes the remaining amounts available under prior authorizations. During 2005, $0.7 million of shares were repurchased under this program. No shares were repurchased under the program in 2004. In the future, we may purchase shares under our current authorization, or increase the size of our repurchase program. Any such determination will be subject to market conditions and other factors.

In August 2004, the Company’s shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the ‘‘Premium Option Plan’’) under which 6,000,000 common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan.  As described in the Company's Proxy Statement relating to the required shareholder vote, filed with the SEC in July 2004, the Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum 4-year cliff vesting, and no discretionary repricing.  The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of change in control. Grantees under the Premium Option Plan must satisfy performance criteria which is determined by the Company’s Compensation Committee. As at December 31, 2005, 3,924,000 options were outstanding under the Premium Option Plan with an average exercise price of $74.15 per share, and 1,250,000 options were outstanding with an exercise price of $98.98 per share.

Investments

At December 31, 2005, we held investments totaling $5.3 billion, compared to $4.8 billion in 2004.

The table below shows the aggregate amounts of our invested assets:

At December 31,	2005	2004
(in thousands)
Fixed maturity investments available for sale, at fair value	$2,872,294	$3,223,292
Short term investments, at cost	1,653,618	608,292
Other investments, at fair value	586,467	684,590
Total managed investment portfolio	5,112,379	4,516,174
Equity investments in reinsurance company, at fair value	26,671	150,519
Investments in other ventures, under equity method	178,774	159,556
Total investments	$5,317,824	$4,826,249

The $491.6 million growth in our portfolio of invested assets for the year ended December 31, 2005 resulted primarily from net cash provided by operating activities of $335.6 million, and net cash provided by financing activities of $328.2 million which is net of dividends to common and preference shareholders of $57.0 million and $34.7 million, respectively, and a $74.2 million reduction in net unrealized gains on our available for sale investments.

Because our coverages include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity. The large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly-rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at cost which approximates fair value. As of December 31, 2005 we had $1,653.6 million of short term investments compared to $608.3 million as of December 31, 2004. At December 31, 2005, our invested asset portfolio of fixed maturity investments available for sale and short term investments had a dollar weighted average rating of AA (2004 - AA), an average duration of 1.4 years (2004 - 2.2 years) and an average yield to maturity of 4.6% (2004 - 3.3%). As noted in our discussion of our cash flows above, our future cash flows from operations will be negatively impacted by losses we will be required to pay related to the 2005 large catastrophes.

The equity investments in reinsurance company relate to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a 10-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. On December 6, 2005, we sold all of our common shares of Platinum for total proceeds of $114.0 million and recorded a realized gain of $29.8 million. We have recorded our investment in the warrant at fair value, and at December 31, 2005 the aggregate fair value was $26.7 million (2004 - $27.4 million). The fair value of the warrant is estimated by us using the Black-Scholes option pricing model. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FAS 133 and, therefore, changes in the fair value of the warrant were recorded prospectively in other income from November 2004.

At December 31, 2005, $234.6 million (2004 - $265.3 million) of cash and cash equivalents and investments were invested in currencies other than the U.S. dollar, which represented 4.3% (2004 – 5.4%) of our cash and cash equivalents and invested assets. We hedge a significant portion of our foreign currency denominated cash and investments back to U.S. dollars by either matching these non-U.S. denominated assets with liabilities denominated in the same currency or through the use of foreign currency derivative contracts.

A portion of our investment assets are directly held by our subsidiary RIHL, a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities for RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. We believe that RIHL permits us to consolidate and substantially facilitate our investment management operations and facilitates posting of letters of credit. Each RIHL share is redeemable for cash or in marketable securities. Over time, the participants in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change. RenaissanceRe and each of our participating operating subsidiaries and affiliates have transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable by the subscribing companies for cash or in marketable securities. RIHL is currently rated AAAf/S2 by S&P.

Other Investments

The table below shows our portfolio of other investments:

At December 31,	2005	2004
(in thousands)
Type of investment
Hedge funds	$214,669	$293,462
Private equity partnerships	167,864	82,381
Senior secured bank loan fund	76,451	116,560
European high yield credit fund	64,885	87,689
Medium term note representing an interest in a pool of European fixed income securities	30,000	50,000
Non-U.S. convertible fund	28,083	28,214
Miscellaneous other investments	4,515	26,284
Total other investments	$586,467	$684,590

As of December 31, 2005 our hedge funds were engaged in various investment strategies, including diversified arbitrage, distressed, U.S. long/short, sector long/short and energy trading with original capital contributed by us, generally in the range of $5 million to $15 million per fund, although we have invested up to $60 million in one hedge fund. The private equity partnerships are primarily engaged in U.S. private equity, real estate, distressed securities and secondary investment strategies with initial capital commitments ranging from $4 million to $25 million. The loan fund primarily invests in senior secured floating rate loans. The European high yield credit fund is denominated in Euros and primarily invests in unlisted and listed fixed and floating rate debt securities issued by entities that are domiciled in or have a substantial portion of their total assets or operations in a European country. The medium term note was issued by an investment company which invests predominantly in investment-grade European fixed income securities and passes through a variable U.S. dollar return on the note based on the performance of the underlying securities. The non-U.S. convertible fund is denominated in Euros and primarily invests in unlisted and listed non-U.S. convertible securities. Included in miscellaneous other investments are catastrophe bonds, that generally include variable rate notes where the return is contingent upon climatical or geological events.

Fair values of certain of the other investments noted above are generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $59.4 million (2004 – $46.9 million) of which $28.8 million (2004 - $24.4 million) was related to net unrealized gains.

We have committed capital to private equity partnerships of $323.8 million, of which $155.1 million has been contributed at December 31, 2005.

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

Off Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2005, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a)(4) of Regulation S-K.

New Accounting Pronouncements

Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘FAS 123’’), for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure’’ (‘‘FAS 148’’). Under the fair value recognition provisions of FAS 123, we estimate the fair value of employee stock options and other stock-based compensation on the date of grant and amortize this value as an expense over the service period.

We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and expect to continue to use this option valuation model upon the required adoption of FASB Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘FAS 123(R)’’) effective January 1, 2006. Because FAS 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because we adopted FAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under FAS 123 will be recognized under FAS 123(R). We do not expect the additional compensation expense related to unvested grants that were issued prior to January 1, 2003 to have a material impact upon adoption of FAS 123(R). Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the transitional disclosure provisions of FAS 148. In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on our net (loss) income and (loss) earnings per share for all reported periods had the compensation cost been calculated based upon the fair value method recommended in FAS 123:

Year ended December 31,	2005	2004	2003
(in thousands except per share data)
Net (loss) income available to common shareholders, as reported	$(281,413)	$133,108	$605,992
add: stock-based employee compensation cost included in
determination of net (loss) income	30,927	16,982	13,892
less: fair value compensation cost under FAS 123	(32,426)	(19,533)	(19,151)
Pro forma net (loss) income attributable to common shareholders	$(282,912)	$130,557	$600,733
(Loss) Earnings per share
Basic - as reported	$(3.99)	$1.90	$8.78
Basic - pro forma	$(4.01)	$1.87	$8.70
Diluted - as reported (1)	$(3.99)	$1.85	$8.53
Diluted - pro forma (1)	$(4.01)	$1.82	$8.46

(1)	In accordance with FAS 128, EPS calculations use average common shares outstanding - basic, when in a net loss position.

Current Outlook

We currently anticipate the following developments in our business:

Potential improvements in market conditions

The insurance industry experienced substantial catastrophe losses in 2005. Hurricane Katrina is estimated to have resulted in a record level of insured property losses, and there has also been an aggregation of other catastrophic insured losses in 2005, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. These losses are on top of an active year in 2004 in which there were four major hurricanes that made landfall in Florida. These losses may increase perceptions of risk which could result in increased demand for, and reduced availability of, catastrophe exposed insurance and reinsurance. The affected lines include catastrophe reinsurance and catastrophe exposed homeowner business, and also include other catastrophe exposed lines of business, such as offshore energy and large account commercial property. We have also increased certain of our assumptions of catastrophe frequency, and we expect to seek higher nominal prices for catastrophe exposed business, although it remains unclear whether our margins will expand meaningfully, or whether our clients will be prepared to pay the increased prices.

We believe that we are well-positioned to participate in the improving market environment. However, various factors could constrain us, including: (i) the possibility of a higher level of competition than currently anticipated, associated with the rapid movement of capital into the insurance and reinsurance sectors, which could result in a less attractive pricing environment; (ii) limitations on our growth or other adverse impacts arising from the recent downgrades of our various credit ratings (see – ‘‘Part I – Item 2 – Capital Resources – Credit ratings’’); and (iii) limitations on human or capital resources available to us.

Reinsurance segment

For 2006 we are projecting growth in our catastrophe gross premiums written compared to our 2005 catastrophe gross premiums written, excluding loss related premium. In 2005, we generated $115.0 million of loss related premium as a result of hurricanes Katrina, Rita and Wilma. We define loss related premium as reinstatement premiums written as a result of these large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost following the large catastrophes, and reinsurance coverage provided to a company to cover a named hurricane. If there is an absence of similar large catastrophic events during 2006, we anticipate such premiums will not recur. In our specialty unit, we are projecting a significant decline in gross premiums written for 2006 compared to our 2005 specialty gross premiums written, excluding loss related premium. In 2005 we generated $38.4 million in loss related premium. Our projected decline in specialty premium is due to several factors including the non-renewal of one large contract in which the new owner fully retained the risk, clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. In general, our specialty premiums are attributable to a relatively small number of large contracts and the amount of specialty premium can fluctuate significantly between quarters and between years depending upon the number of, and nature of, the transactions which we complete.

Individual Risk segment

We expect that our Individual Risk business will continue to grow into lines that are not catastrophe exposed, given programs that we have recently entered into as well as potential new opportunities, and are projecting growth in gross premiums written in this segment in 2006.

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

Government investigations

The SEC, the NYAG, the United States Attorney's Office for the Southern District of New York, certain state insurance regulatory authorities and others are investigating various practices within the insurance industry, including contingent commission payments to brokers, alleged ‘‘bid-rigging,’’ and ‘‘steering’’, as well as the use of non-traditional, or loss mitigation, (re)insurance products. Government authorities are also currently investigating our restatement of the Company’s financial statements.  See ‘‘Legal Proceedings’’. We cannot predict the ultimate effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business.

Management changes

We announced on November 1, 2005 the resignation of Mr. Stanard as Chairman and CEO in light of the ongoing investigations resulting from our restatement of our financial results. Mr. Stanard's rights and obligations following his resignation are governed by his employment agreement and by our standard practices for senior expatriate executives (principally relating to transitional period medical insurance, transitional travel from Bermuda, and the purchase or return of Company-issued property). Upon his resignation on November 1, 2005, pursuant to the terms of his employment agreement with us, Mr. Stanard (i) vested in all options granted to him under the Company's Premium Option Plan, which options shall remain exercisable until the expiration of their stated term, subject to continued compliance with certain noncompetition obligations; and (ii) vested in all options and shares of restricted stock granted to him under the Company’s 2001 Stock Incentive Plan and Company’s Second Amended and Restated 1993 Stock Incentive Plan, with options remaining exercisable for thirty days following his termination of employment. We incurred an expense of $13.3 million in the fourth quarter of 2005 due to the accelerated vesting of these options and shares. Mr. Stanard forfeits his options under the 2004 Plan in the event that he competes with us prior to exercising such options. We did not enter into a separation agreement with Mr. Stanard, and Mr. Stanard will not receive any other severance payments in connection with his departure. This management change could have an adverse impact on our business, including on our current or prospective relationships with clients or joint venture partners.

On November 1, 2005, we also announced that Chief Operating Officer and Chief Financial Officer John M. Lummis has indicated that he intends to retire at the end of his contract term on June 30, 2006.

We also announced on November 1, 2005, that Neill A. Currie has been named by the Board of Directors as the new Chief Executive Officer of the Company and has also been appointed to the Board of Directors, effective immediately, and that Mr. MacGinnitie was appointed non-executive Chairman of the Board of Directors. From July 5, 2005 until November 1, 2005, Mr. Currie, age 53, served as Executive Vice President of the Company, and was responsible for the Company’s specialty reinsurance business. Mr. Currie was a co-founder of the Company in 1993 and served as a Senior Vice President through September 1997. Mr. MacGinnitie, 67, has served as a member of the Company’s Board of Directors since February 2000 and is an independent actuary and consultant. Prior to that, he served as Senior Vice President and Chief Financial Officer of CNA Financial from September 1997 to September 1999. Mr. MacGinnitie is a Fellow and a past President of the Casualty Actuarial Society, as well as the Society of Actuaries, the American Academy of Actuaries and the International Actuarial Association.

Contractual Obligations

At December 31, 2005	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long term debt obligations (1)
7.0% Senior Notes	$176,667	$10,500	$166,167	$—	$—
5.875% Senior Notes	141,865	5,875	11,750	11,750	112,490
Capital Securities	280,720	8,540	17,080	17,080	238,020
RenaissanceRe revolving credit facility (2)	157,341	157,341	—	—	—
DaVinciRe revolving credit facility (3)	106,376	4,563	101,813	—	—
Private equity commitments (4)	169,088	169,088	—	—	—
Lease obligations	55,459	4,378	8,786	8,442	33,853
Obligations under derivative contracts	3,663	1,335	2,212	116	—
Reserve for claims and claim expenses (5)	2,614,551	1,055,989	929,834	301,976	326,752
Total contractual obligations	$3,705,730	$1,417,609	$1,237,642	$339,364	$711,115

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected interest due in 2006 based on the current interest rate on the facility.

(3)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2006 and 2007 based upon the current interest rate on the facility.

(4)	Private equity commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(5)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; equity price risk; and credit risk.  The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes.

Interest Rate Risk

Our investment portfolio includes fixed maturity investments available for sale and short term investments, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our interest rate risk in part by monitoring the duration and structure of our investment portfolio.

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of 1.4%, which equated to a decrease in market value of approximately $63.3 million on a portfolio valued at $4,525.9 million at December 31, 2005. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a substantial portion of our business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in our statements of operations.

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. As of December 31, 2005, the Company had notional exposure of $235.0 million (2004 – $30.0 million) related to foreign currency forward and option contracts purchased. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During 2005, we incurred a loss of $2.3 million (2004 – loss of $1.9 million), on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar bonds and Euro denominated fixed income and other funds. As of December 31, 2005, our combined investment in these bonds and funds was $193.3 million (2004 – $236.6 million). To hedge our exposure to currency fluctuations from these funds, we have entered into foreign currency forward and option contracts with notional exposure of $189.1 million (2004 – $191.9million). In the future, we may choose to increase our exposure to non-dollar investments. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in other comprehensive income. Realized foreign exchange gains or losses from the sale of our non-U.S. dollar available for sale investments and foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in our statements of operations. During 2005, we recorded a gain of $34.0 million (2004 – loss of $3.5 million) on our foreign currency forward and option contracts related to our hedging of non-U.S. dollar investments. This was offset by a loss of $29.0 million (2004 – gain of $2.4 million) on the underlying hedged foreign-currency denominated investments, of which $7.7 million (2004 – $1.6 million) relates to available for sale securities and was therefore included in other comprehensive income (loss) and $21.3 million (2004 – $0.8 million) related to our other investments, which was included in net foreign exchange gains (losses) in our consolidated statements of operations.

Equity Risk

We are exposed to equity price risk principally due to our investment in a warrant to purchase additional common shares of Platinum (see ‘‘Summary of Results of Operations for 2005, 2004 and

2003 – Other Investments’’), which we carry on our balance sheet at fair value.  The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum’s common stock.  The aggregate fair value of this investment in Platinum was $26.7 million at December 31, 2005. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $6.2 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the warrant would be recorded in other income. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity partnerships whose exit strategies often depend on the equity markets. Such investments totaled $382.5 million at December 31, 2005 (2004 – $375.8 million). A hypothetical 10 percent decline in the prices of these hedge funds and private equity partnerships, holding all other factors constant, would have resulted in a $38.2 million decline in the fair value of these investments at December 31, 2005.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale, short term investments, premiums receivable and ceded reinsurance balances.  At December 31, 2005 and 2004, our invested asset portfolio had a dollar weighted average rating of AA.  From time to time we purchase credit derivatives to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance.  At December 31, 2005, the maximum payments we were obligated to make under credit default swaps was $3.6 million (2004 – $21.5 million).  We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet, at December 31, 2005 was a liability of $2.6 million (2004 – $12.6 million).  During 2005, we recorded losses of $2.7 million (2004 – $12.5 million) in our consolidated statement of operations. The fair value of the credit derivatives are determined using industry valuation models.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15(a) of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls:    We have designed various disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act), to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this quarterly report, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on financial statements.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at December 31, 2005, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Form 10-K has been made known to them in a timely fashion. During 2005, including the fourth quarter of 2005, we completed reviews of our processes and assumptions for establishing and evaluating our reserves for claims and claim expenses. During these reviews we developed and completed certain procedures, relating to our reserving, which should enhance our existing internal controls over loss reserving in future periods. In addition, during 2005 we reviewed and enhanced certain of our internal controls around ceded reinsurance balances, including losses recoverable. Except for the preceding items, there has been no change in the Company’s internal control over financial reporting during the quarter and year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF RENAISSANCERE

The information required by this item is included under the caption ‘‘Directors and Executive Officers of the Company’’ in our Definitive Proxy Statement to be filed in respect of our 2006 Annual General Meeting of Shareholders (the ‘‘Proxy Statement’’) and is hereby incorporated in this Annual Report by reference.

RenaissanceRe has adopted a Code of Ethics that applies to its directors and executive officers. The Code of Ethics is available free of charge on our website http://www.renre.com. We intend to disclose any amendments to our Code of Ethics by posting such information on our website, as well as disclosing any waivers of our code applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions through such means or by filing a Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the caption ‘‘Executive Officer and Director Compensation’’ in our Proxy Statement and is hereby incorporated in this Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption ‘‘Security Ownership of Certain Beneficial Owners, Management and Directors’’ in our Proxy Statement and is hereby incorporated in this Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption ‘‘Certain Relationships and Related Transactions’’ in our Proxy Statement and is hereby incorporated in this Form 10-K by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption ‘‘Proposal 2’’ in our Proxy Statement and is hereby incorporated in this Form 10-K by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements

The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2.	Financial Statement Schedules

The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form 10-K.

3.	Exhibits

3.1	Memorandum of Association.(1)

3.2	Amended and Restated Bye-Laws.(13)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings. Ltd(11)

3.4	Specimen Common Share certificate.(1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(23)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (26)

10.3	Amended and Restated Employment Agreement, dated as of June 30, 2004, between RenaissanceRe Holdings Ltd. and John M. Lummis.(19)

10.4	Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and William I. Riker.(14)

10.5	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(14)

10.6	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and Kevin J. O'Donnell. (25)

10.7	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Services Ltd. and William J. Ashley.

10.8	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(19)

10.9	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank U.S., National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(21)

10.10	First Amendment Agreement, dated as of August 11, 2005, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.

10.11	Second Amended and Restated Credit Agreement, dated as of May 25, 2005, among DaVinciRe Holdings Ltd., the Lenders named therein, Citigroup Global Markets Inc., as Sole Lead Arranger, Book Manager and Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders.(32)

10.12	Letter Amendment, dated as of December 14, 2005, among DaVinciRe Holdings Ltd., the Lenders named therein, and Citibank, N.A., as Administrative Agent for the Lenders.

10.13	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan. (4)

10.14	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(3)

10.15	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.16	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.17	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (20)

10.18	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(31)

10.19	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (20)

10.20	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(2)

10.21	Form of Restricted Stock Grant Agreement for Directors. (26)

10.22	Form of Option Grant Agreement for Directors. (26)

10.23	Board Compensation Summary. (26)

10.24	Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.(5)

10.25	Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York, as Debenture Trustee.(5)

10.26	Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings Ltd. and The Bank of New York, as Trustee.(5)

10.27	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(16)

10.28	Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.(6)

10.29	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(10)

10.30	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(17)

10.31	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.32	First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.33	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(9)

10.34	First Amended and Restated Reimbursement Agreement, dated as of March 31, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd, Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(18)

10.35	First Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(22)

10.36	Notice of Reduction of the L/C Commitments, effective January 18, 2005, to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto. (31)

10.37	Second Amendment to First Amended and Restated Reimbursement Agreement, dated as of March 11, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(24)

10.38	Third Amendment to First Amended and Restated Reimbursement Agreement, dated as of April 29, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(29)

10.39	Fourth Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 22, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(30)

10.40	Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(2)

10.41	First Amendment to the Investment Agreement, dated as of November 1, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings Ltd. and The St. Paul Companies, Inc.(8)

10.42	Investment Manager Agreement, entered into as of July 1, 2005, by and between Renaissance Underwriting Managers Ltd. and BlackRock Financial Management, Inc.(28)

10.43	Amendment No. 1 to Investment Manager Agreement, dated as of September 29, 2005, by and between Renaissance Underwriting Managers, Ltd. and BlackRock Financial Management, Inc.

10.44	Amended and Restated Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 18, 2004.(31)

10.45	Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.46	Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

(2)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(3)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(4)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997 (SEC File Number 000-26512).

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on February 2, 2003, relating to certain events which occurred on January 30, 2003.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998 (SEC File Number 000-26512).

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998 (SEC File Number 000-26512).

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999 (SEC File Number 000-26512).

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 1, 2002.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 18, 2004.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 9, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on September 2, 2004.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 24, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003 (SEC File Number 001-14428).

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 14, 2005, relating to certain events which occurred on March 11, 2005.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed with the Commission on August 9, 2005 (SEC File Number 001-14428).

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on February 27, 2006.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 1, 2005, relating to certain events which occurred on May 25, 2005.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 8, 2005, relating to certain events which occurred on July 1, 2005.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on May 2, 2005, relating to certain events which occurred on April 29, 2005.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 23, 2005, relating to certain events which occurred on November 16, 2005 and November 22, 2005.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 31, 2005 (SEC File Number 001-14428).

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on June 1, 2005, relating to certain events which occurred on May 25, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 2, 2006.

RENAISSANCERE HOLDINGS LTD.

/s/ Neill A. Currie
Neill A. Currie Chief Executive Officer, Director

Signature	Title	Date

/s/ Neill A. Currie	Chief Executive Officer, Director	March 2, 2006

Neill A. Currie

/s/ William I. Riker	President, Chief Underwriting Officer, Director	March 2, 2006

William I. Riker

/s/ John M. Lummis	Executive Vice President, Chief Operating Officer and Chief Financial Officer	March 2, 2006

John M. Lummis

/s/ Mark A. Wilcox	Senior Vice President, Controller and Chief Accounting Officer	March 2, 2006

Mark A. Wilcox

/s/ W. James MacGinnitie	Chairman of the Board of Directors	March 2, 2006

W. James MacGinnitie

/s/ Thomas A. Cooper	Director	March 2, 2006

Thomas A. Cooper

/s/ Edmund B. Greene	Director	March 2, 2006

Edmund B. Greene

/s/ Brian R. Hall	Director	March 2, 2006

Brian R. Hall

/s/ Jean D. Hamilton	Director	March 2, 2006

Jean D. Hamilton

/s/ William F. Hecht	Director	March 2, 2006

William F. Hecht

/s/ Scott E. Pardee	Director	March 2, 2006

Scott E. Pardee

/s/ Nicholas L. Trivisonno	Director	March 2, 2006

Nicholas L. Trivisonno

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management at RenaissanceRe Holdings Ltd. (the ‘‘Company’’) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and to reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. There are inherent limitations to the effectiveness of any controls. Controls, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, the Independent Registered Public Accountants who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page F-4 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Hamilton, Bermuda

March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RenaissanceRe Holdings Ltd. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RenaissanceRe Holdings Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that RenaissanceRe Holdings Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, RenaissanceRe Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of RenaissanceRe Holdings Ltd. and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Hamilton, Bermuda

March 2, 2006

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2005 and 2004
(in thousands of United States Dollars, except per share amounts)

	December 31, 2005	December 31, 2004
Assets
Fixed maturity investments available for sale, at fair value (Amortized cost $2,864,402 and $3,181,664 at December 31, 2005 and December 31, 2004, respectively) (Note 3)	$2,872,294	$3,223,292
Short term investments, at cost	1,653,618	608,292
Other investments, at fair value (Note 3)	586,467	684,590
Equity investments in reinsurance company, at fair value (Note 3)	26,671	150,519
Investments in other ventures, under equity method	178,774	159,556
Total investments	5,317,824	4,826,249
Cash and cash equivalents	174,001	66,740
Premiums receivable	363,105	206,813
Ceded reinsurance balances	57,134	61,303
Losses recoverable (Note 4)	673,190	217,788
Accrued investment income	25,808	30,060
Deferred acquisition costs	107,951	70,933
Other assets	152,248	46,432
Total assets	$6,871,261	$5,526,318
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses (Note 5)	$2,614,551	$1,459,398
Reserve for unearned premiums	501,744	365,335
Debt (Note 6)	500,000	350,000
Subordinated obligation to capital trust (Note 7)	103,093	103,093
Reinsurance balances payable	292,307	188,564
Other liabilities	142,815	68,092
Total liabilities	4,154,510	2,534,482
Minority Interest – DaVinciRe (Note 8)	462,911	347,794
Shareholders' Equity (Note 9)
Preference Shares: $1.00 par value – 20,000,000 shares issued and outstanding at December 31, 2005 and 2004	500,000	500,000
Common shares and additional paid-in capital: $1.00 par value – 71,522,701 shares issued and outstanding at December 31, 2005 – (2004 – 71,028,711 shares)	351,285	328,896
Accumulated other comprehensive income	4,760	78,960
Retained earnings	1,397,795	1,736,186
Total shareholders' equity	2,253,840	2,644,042
Total liabilities, minority interest, and shareholders' equity	$6,871,261	$5,526,318

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003
(in thousands of United States Dollars, except per share amounts)

	2005	2004	2003
Revenues
Gross premiums written	$1,809,128	$1,544,157	$1,382,209
Net premiums written	$1,543,287	$1,349,287	$1,154,776
Increase in unearned premiums	(140,578)	(11,060)	(36,251)
Net premiums earned	1,402,709	1,338,227	1,118,525
Net investment income (Note 3)	217,252	162,722	129,542
Net foreign exchange gains (losses)	5,183	(6,383)	13,631
Equity in earnings of other ventures (Note 3)	28,259	31,081	21,167
Other income	9,466	18,903	5,903
Net realized (losses) gains on investments (Note 3)	(6,962)	23,442	80,504
Total revenues	1,655,907	1,567,992	1,369,272
Expenses
Net claims and claim expenses incurred (Note 5)	1,635,656	1,096,299	369,181
Acquisition expenses	237,594	244,930	194,140
Operational expenses	85,838	56,361	67,397
Corporate expenses	71,813	17,609	16,043
Interest expense	28,218	25,968	18,252
Total expenses	2,059,119	1,441,167	665,013
(Loss) income before minority interests and taxes	(403,212)	126,825	704,259
Minority interest – mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company (Note 7)	—	—	(7,470)
Minority interest – DaVinciRe (Note 8)	156,449	41,420	(72,014)
(Loss) income before taxes	(246,763)	168,245	624,775
Income tax benefit (expense) (Note 13)	—	(4,003)	18
Net (loss) income	(246,763)	164,242	624,793
Dividends on preference shares (Note 12)	(34,650)	(31,134)	(18,801)
Net (loss) income attributable to common shareholders	$(281,413)	$133,108	$605,992
Net (loss) income attributable to common shareholders per Common Share – basic	$(3.99)	$1.90	$8.78
Net (loss) income attributable to common shareholders per Common Share – diluted (1)	$(3.99)	$1.85	$8.53
Dividends per common share	$0.80	$0.76	$0.60

(1)	In accordance with FAS 128, EPS calculations use average common shares outstanding – basic, when in a net loss position.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2005, 2004 and 2003
(in thousands of United States Dollars)

	2005	2004	2003
Preference shares
Balance – January 1	$500,000	$250,000	$150,000
Issuance of shares	—	250,000	100,000
Balance – December 31	500,000	500,000	250,000
Common shares and additional paid-in capital
Balance – January 1	328,896	314,414	320,936
Exercise of options, and issuance of restricted stock awards (Note 16)	23,127	22,664	15,096
Repurchase of shares	(738)	—	—
Offering expenses	—	(8,182)	(3,150)
Cumulative effect of change in accounting for unearned stock grant compensation (Note 16)	—	—	(18,468)
Balance – December 31	351,285	328,896	314,414
Unearned stock grant compensation
Balance – January 1	—	—	(18,468)
Cumulative effect of change in accounting for unearned stock grant compensation (Note 16)	—	—	18,468
Balance – December 31	—	—	—
Accumulated other comprehensive income
Balance – January 1	78,960	113,382	95,234
Net unrealized gains (losses) on securities, net of adjustment (see disclosure below)	(74,200)	(34,422)	18,148
Balance – December 31	4,760	78,960	113,382
Retained earnings
Balance – January 1	1,736,186	1,656,847	1,092,988
Net (loss) income	(246,763)	164,242	624,793
Dividends on common shares	(56,978)	(53,769)	(42,133)
Dividends on preference shares	(34,650)	(31,134)	(18,801)
Balance – December 31	1,397,795	1,736,186	1,656,847
Total Shareholders' Equity	$2,253,840	$2,644,042	$2,334,643
Comprehensive (loss) income
Net (loss) income	$(246,763)	$164,242	$624,793
Other comprehensive (loss) income	(74,200)	(34,422)	18,148
Comprehensive (loss) income	$(320,963)	$129,820	$642,941
Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during the year	$(81,162)	$(10,980)	$98,652
Net realized losses (gains) included in net (loss) income	6,962	(23,442)	(80,504)
Net unrealized gains (losses) on securities	$(74,200)	$(34,422)	$18,148

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(in thousands of United States Dollars)

	2005	2004	2003
Cash flows provided by operating activities
Net (loss) income	$(246,763)	$164,242	$624,793
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization and depreciation	9,635	16,860	13,091
Equity in undistributed earnings of other ventures	(11,018)	(6,629)	1,228
Net unrealized gains included in net investment income	(28,826)	(24,568)	(21,230)
Net unrealized gains (losses) included in other income	3,436	(14,771)	(3,319)
Net realized investment losses (gains)	6,962	(23,442)	(80,504)
Minority interest in undistributed net (loss) income of DaVinciRe	(156,449)	(41,420)	72,014
Change in:
Premiums receivable	(156,292)	(38,817)	31,453
Ceded reinsurance balances	4,169	(4,451)	16,508
Deferred acquisition costs	(37,018)	4,328	(19,408)
Reserve for claims and claim expenses, net	699,751	412,919	223,429
Reserve for unearned premiums	136,409	15,511	17,839
Reinsurance balances payable	103,743	56,935	(17,885)
Other	7,874	1,416	(36,562)
Net cash provided by operating activities	335,613	518,113	821,447
Cash flows used in investing activities
Proceeds from sales and maturities of investments available for sale	26,872,759	17,099,111	12,507,381
Purchases of investments available for sale	(26,614,969)	(17,374,824)	(13,155,414)
Net sales (purchases) of short term investments	(1,045,326)	52,272	(90,067)
Net sales (purchases) of other investments	126,949	(290,780)	(216,039)
Net purchases of investments in other ventures	(10,000)	(118,653)	(1,038)
Proceeds from sale of equity investments in reinsurance company	114,021	—	—
Net cash used in investing activities	(556,566)	(632,874)	(955,177)
Cash flows provided by financing activities
Net increase in minority interests	270,580	—	—
Issuance of debt, net of expenses	150,000	—	99,144
Dividends paid - Common Shares	(56,978)	(53,769)	(42,133)
Dividends paid - Preference Shares	(34,650)	(31,134)	(18,801)
RenaissanceRe share repurchase	(738)	—	—
Issuance of preference shares, net of expenses	—	241,818	96,850
DaVinciRe share repurchase	—	(38,811)	—
Payment of bank loan	—	—	(25,000)
Net cash provided by financing activities	328,214	118,104	110,060
Net increase (decrease) in cash and cash equivalents	107,261	3,343	(23,670)
Cash and cash equivalents, beginning of year	66,740	63,397	87,067
Cash and cash equivalents, end of year	$174,001	$66,740	$63,397

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (amounts in tables expressed in thousands of United States dollars, except per share amounts)

NOTE 1.    ORGANIZATION

RenaissanceRe Holdings Ltd. (‘‘RenaissanceRe’’, or the ‘‘Company’’), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’) is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’). The results of DaVinci, and the results of DaVinciRe, are consolidated in the Company's financial statements. Minority interest represents the interests of external parties with respect to net income (loss) and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd., a wholly-owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’). These operating subsidiaries principally include Stonington Insurance Company (‘‘Stonington’’), which writes business on an admitted basis, and Glencoe Insurance Ltd. (‘‘Glencoe’’) and Lantana Insurance Ltd. (‘‘Lantana’’), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) and include the accounts of RenaissanceRe and its wholly-owned and majority-owned subsidiaries and DaVinciRe, which are collectively referred to herein as the ‘‘Company.’’ All significant intercompany transactions and balances have been eliminated on consolidation. Certain prior year comparatives have been reclassified to conform to current presentations.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, and the fair value of other investments and financial instruments.

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

Ultimate losses may vary materially from the amounts provided in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in the consolidated statement of operations in the period in which they become known and are accounted for as changes in estimates.

REINSURANCE

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. For multi-year retrospectively rated contracts, the Company accrues amounts (either assets or liabilities) that are due to or from assuming companies based on estimated contract experience. If the Company determines that adjustments to earlier estimates are appropriate, such adjustments are recorded in the quarter in which they are determined. Losses recoverable on dual trigger reinsurance contracts require the Company to estimate its ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured industry losses that will be reported by the applicable statistical reporting agency, as per the contract terms. Amounts recoverable from reinsurers are recorded net of a valuation allowance for estimated uncollectible recoveries.

INVESTMENTS, CASH AND CASH EQUIVALENTS

Investments in fixed maturities are classified as available for sale and are reported at fair value. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of other assets or other liabilities. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed using the effective yield method. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. The net unrealized appreciation or depreciation on these investments is included in accumulated other comprehensive income.

Realized gains or losses on the sale of investments are determined on the basis of the average cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The Company routinely assesses whether declines in fair value of its available for sale investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company's intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary decline in the fair value of the security, the cost of the security is written down to its fair value and the unrealized loss at the time the determination is charged to income.

Short term investments, which are managed as part of the Company’s investment portfolio and have a maturity of one year or less when purchased, are carried at cost which approximates fair value. Cash equivalents include money market instruments with a maturity of ninety days or less when purchased.

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

Equity investments in reinsurance company consist of a warrant to purchase additional shares of Platinum Underwriters Holdings, Ltd. (‘‘Platinum’’) and, in 2004, publicly-traded shares of Platinum. These are reported at fair value. The net unrealized appreciation or depreciation on the publicly-traded shares is included in accumulated other comprehensive income. The net unrealized appreciation on the warrant was recorded in other comprehensive income until the fourth quarter of 2004, when a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under Financial Accounting Standards Board (‘‘FASB’’) Statement No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘FAS 133’’), and the changes in fair value were recorded in other income from that time.

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

FOREIGN EXCHANGE

The Company's functional currency is the United States dollar. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses which are included in the determination of net income (loss).

VARIABLE INTEREST ENTITIES

Effective December 31, 2003, the Company adopted FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, as revised’’ (‘‘FIN 46(R)’’). FIN 46 requires consolidation of all Variable Interest Entities (‘‘VIE’’) by the investor that will absorb a majority of the VIE’s expected losses or residual returns. As further discussed in Note 7, the Capital Trust was determined to be a VIE under FIN 46(R) and has been deconsolidated effective December 31, 2003. This has resulted in reclassifying certain balances. The adoption of FIN 46(R) did not have a material impact on the Company’s financial condition and results of operations.

STOCK INCENTIVE COMPENSATION PLANS

For the year ended December 31, 2002 and for the prior years, the Company followed Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and related interpretations in accounting for its employee stock compensation. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘FAS 123’’), for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure’’ (‘‘FAS 148’’). Under the fair value recognition provisions of FAS 123, the Company estimates the fair value of employee stock options and other stock-based compensation on the date of grant and amortizes this value as an expense over the vesting period (see Note 16).

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and expects to continue to use this option valuation model upon the required adoption of FASB Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘FAS 123(R)’’) effective January 1, 2006. Because FAS 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, and because the Company adopted FAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under FAS 123 will be recognized under FAS 123(R). The Company estimates that the additional compensation expense related to unvested grants that were issued prior to January 1, 2003 will not be material upon adoption of FAS 123(R). Had the Company adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the transitional disclosure provisions of FASB Statement No. 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure’’ (‘‘FAS 148’’). In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company’s net (loss) income and (loss) earnings per share for all reported periods had the compensation cost been calculated based upon the fair value method recommended in FAS 123:

Year ended December 31,	2005	2004	2003
Net (loss) income available to common shareholders, as reported	$(281,413)	$133,108	$605,992
add: stock-based employee compensation cost included in determination of net (loss) income	30,927	16,982	13,892
less: fair value compensation cost under FAS 123	(32,426)	(19,533)	(19,151)
Pro forma net (loss) income attributable to common shareholders	$(282,912)	$130,557	$600,733
(Loss) Earnings per share
Basic – as reported	$(3.99)	$1.90	$8.78
Basic – pro forma	$(4.01)	$1.87	$8.70
Diluted – as reported (1)	$(3.99)	$1.85	$8.53
Diluted – pro forma (1)	$(4.01)	$1.82	$8.46

(1)	In accordance with FAS 128, EPS calculations use average common shares outstanding - basic, when in a net loss position.

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

NOTE 3.    INVESTMENTS

The amortized cost, fair value and related unrealized gains and losses on fixed maturity investments are as follows:

At December 31, 2005	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasuries and agencies	$1,039,856	$576	$—	$1,040,432
Non-U.S. government	126,136	1,825	—	127,961
Corporate	550,458	4,208	—	554,666
Mortgage-backed	737,954	1,099	—	739,053
Asset-backed	409,998	184	—	410,182
	$2,864,402	$7,892	$—	$2,872,294

At December 31, 2004	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasuries and agencies	$920,332	$2,355	$(3,674)	$919,013
Non-U.S. government	199,642	10,922	(580)	209,984
Corporate	1,144,773	36,072	(3,166)	1,177,679
Mortgage-backed	560,810	1,660	(920)	561,550
Asset-backed	356,107	617	(1,658)	355,066
	$3,181,664	$51,626	$(9,998)	$3,223,292

The following table presents an analysis of the continuous periods during which the Company has held fixed maturity investment positions which were carried at an unrealized loss as of December 31, 2005 and 2004:

At December 31, 2005	0 – 6 Months	6 – 12 Months	> 12 Months	Total
(in thousands, except number of positions)
Fixed maturity investments:
Number of positions	—	—	—	—
Market value	$—	$—	$—	$—
Amortized cost	—	—	—	—
Gross unrealized loss	$—	$—	$—	$—
At December 31, 2004	0 – 6 Months	6 – 12 Months	> 12 Months	Total
Fixed maturity investments:
Number of positions	384	303	137	824
Market value	$1,431,546	$276,453	$63,046	$1,771,045
Amortized cost	1,437,672	279,534	63,837	1,781,043
Gross unrealized loss	$(6,126)	$(3,081)	$(791)	$(9,998)

During the year ended December 31, 2005, the Company recorded $33.2 million (2004 – $1.2 million, 2003 – $0.2 million) in other than temporary impairment charges.

Contractual maturities of fixed maturity securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. This table does not reflect short term investments.

At December 31, 2005	Amortized cost	Fair value
Due in less than one year	$241,283	$241,954
Due after one through five years	1,219,622	1,220,387
Due after five through ten years	173,359	175,930
Due after ten years	82,186	84,788
Mortgage-backed	737,954	739,053
Asset-backed	409,998	410,182
Total	$2,864,402	$2,872,294

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,	2005	2004	2003
Fixed maturities	$127,001	$109,285	$100,666
Short term investments	34,831	11,156	8,158
Cash and cash equivalents	2,477	838	1,852
Dividends on equity investments in reinsurance company	1,267	1,267	950
Other investments	59,260	46,908	25,920
	224,836	169,454	137,546
Investment expenses	7,584	6,732	8,004
Net investment income	$217,252	$162,722	$129,542

The analysis of realized gains (losses) and the change in unrealized gains (losses) on investments is as follows:

Year ended December 31,	2005	2004	2003
Gross realized gains	$87,361	$78,271	$114,834
Gross realized losses	(94,323)	(54,829)	(34,330)
Net realized (losses) gains on investments	(6,962)	23,442	80,504
Change in unrealized gains (losses)	(74,200)	(34,422)	18,148
Total realized and change in unrealized gains (losses) on investments	$(81,162)	$(10,980)	$98,652

At December 31, 2005, $42.6 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various regulatory authorities as required by law (2004 – $51.6 million).

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. To support the Company’s letters of credit, our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral. At December 31, 2005, the Company had pledged RIHL shares and other securities in the amount of $1,467.9 million (2004 – $670.6 million) to support its letters of credit.

Other Investments

The table below shows the Company’s portfolio of other investments:

At December 31,	2005	2004
Type of investment
Hedge funds	$214,669	$293,462
Private equity partnerships	167,864	82,381
Senior secured bank loan fund	76,451	116,560
European high yield credit fund	64,885	87,689
Medium term note representing an interest in a pool of
European fixed income securities	30,000	50,000
Non-U.S. convertible fund	28,083	28,214
Miscellaneous other investments	4,515	26,284
Total other investments	$586,467	$684,590

Many of the other investments are subject to restrictions on redemptions or sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $59.4 million (2004 – $46.9 million, 2003 – $25.9 million) of which $28.8 million (2004 – $24.4 million, 2003 – $21.2 million) was related to net unrealized gains.

The Company has committed capital to private equity partnerships of $323.8 million, of which $155.1 million has been contributed at December 31, 2005.

Equity Investments in Reinsurance Company

The equity investments in reinsurance company relate to our November 1, 2002 purchase of 3,960,000 common shares of Platinum in a private placement transaction. In addition, we received a 10-year warrant to purchase up to 2.5 million additional common shares of Platinum for $27.00 per share. We purchased the common shares and warrant for an aggregate price of $84.2 million. On December 6, 2005, we sold all of our common shares of Platinum for total proceeds of $114.0 million and recorded a realized gain of $29.8 million. We have recorded our investment in the warrants of Platinum at fair value, and at December 31, 2005 the aggregate fair value was $26.7 million (2004 – $27.4 million). The fair value of the warrant is estimated by us using the Black-Scholes option pricing model. During the fourth quarter of 2004, a lockup provision on the warrant expired and as a result the warrant met the definition of a derivative under FAS 133 and therefore changes in the fair value of the warrant were recorded prospectively in other income from November 2004. For the year ended December 31, 2005, a ($0.7) million loss was recorded in other income representing the change in unrealized gain on the warrant. For the year ended December 31, 2004, $27.4 million was recorded in other income, including a $23.8 million one-time reclassification from other comprehensive income to other income which occurred during the fourth quarter of 2004.

Investments in Other Ventures, under Equity Method

Investments in other ventures, under equity method includes the Company’s investment in ChannelRe Holdings Ltd. (‘‘Channel Re’’) of $142.1 million (2004 – $128.5 million), which is carried using the equity method. The Company has a 32.7% ownership interest in Channel Re. The Company invested $118.7 million in Channel Re in 2004 and the Company’s earnings from Channel Re, which are reported one quarter in arrears, totaled $15.4 million in 2005 (2004 – $9.8 million, 2003 – $nil) and are included in equity in earnings of other ventures. Investments in other ventures, under equity method also includes our investment in Top Layer Re of $26.3 million (2004 – $31.1 million), which is 50% owned by Renaissance Reinsurance and is carried using the equity method, and our investment in Tower Hill Holdings Inc. (‘‘Tower Hill’’) of $10.3 million, which was made in the first quarter of 2005. The Company has a 28.6% ownership in Tower Hill. Our earnings from Top Layer Re and Tower Hill are included in equity in earnings of other ventures and totaled $12.5 million and $0.3 million, respectively, for the year ended December 31, 2005. In 2004 our earnings from Top Layer Re totaled $17.4 million (2003 – $21.2 million). In addition, in 2004 the Company invested in a joint venture focused on trading weather-sensitive commodities and securities, the earnings from which were included in equity in earnings of other ventures through the end of the second quarter of 2004. As a result of the restructuring of the joint venture effective July 1, 2004, the balance of the investment was reclassified to other investments and the income from the investment was recorded in net investment income for the remainder of the year. The earnings from this investment recorded in equity in earnings of other ventures totaled $3.9 million in 2004 (2003 – $nil).

Undistributed earnings in our investments in other ventures was $35.9 million at December 31, 2005 (2004 – $26.7 million).

NOTE 4.    CEDED REINSURANCE

The Company has used reinsurance to manage its risk portfolio. The Company currently has in place contracts that provide for recovery from reinsurers of a portion of certain claims and claim expenses in excess of various retentions. Other than loss recoveries, certain of the Company's ceded reinsurance contracts also provide for recoveries of additional premiums, reinstatement premiums and lost no claims bonuses, which are incurred when losses are ceded to reinsurance contracts. The Company remains liable to the extent that any reinsurance company fails to meet its obligations.

The effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred for the years ended December 31, 2005, 2004 and 2003 was as follows:

Year ended December 31,	2005	2004	2003
Premiums written
Direct	$378,404	$240,385	$103,916
Assumed	1,430,724	1,303,772	1,278,293
Ceded	(265,841)	(194,870)	(227,433)
Net	$1,543,287	$1,349,287	$1,154,776
Premiums earned
Direct	$337,194	$154,430	$83,637
Assumed	1,335,525	1,374,216	1,274,830
Ceded	(270,010)	(190,419)	(239,942)
Net	$1,402,709	$1,338,227	$1,118,525
Claims and claim expenses
Gross claims and claim expenses incurred	$2,204,362	$1,269,950	$378,857
Claims and claim expenses recovered	(568,706)	(173,651)	(9,676)
Net claims and claim expenses incurred	$1,635,656	$1,096,299	$369,181

The reinsurers with the three largest balances accounted for 17.9%, 14.7% and 11.8%, respectively, of the Company’s losses recoverable balance at December 31, 2005 (2004 – 24.9%, 12.3% and 9.1%, respectively). At December 31, 2005, the Company had a $46.0 million valuation allowance against losses recoverable (2004 – $13.1 million). The three largest company-specific components of the valuation allowance represented 39.6%, 18.1% and 10.3% of the Company's total valuation allowance at December 31, 2005 (2004 – 54.9%, 15.3% and 9.7%).

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

For both the Company's Reinsurance and Individual Risk segments, the Company uses statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported (‘‘IBNR’’) reserves to specific case reserves or additional case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in the results of operations in the period in which they become known and are accounted for as changes in estimates. Adjustments to the Company’s claims and claim expense reserves can impact current year net income by either increasing net income if the estimates of prior year claims and claim expense reserves prove to be overstated or by decreasing net income if the estimates of prior year claims and claim expense reserves prove to be insufficient.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2005	2004	2003
Net reserves as of January 1	$1,241,610	$828,691	$605,262
Net reserves released in sale of subsidiary	—	—	(2,090)
Net incurred related to:
Current year	1,877,118	1,236,565	462,816
Prior years	(241,462)	(140,266)	(93,635)
Total net incurred	1,635,656	1,096,299	369,181
Net paid related to:
Current year	596,997	619,239	61,770
Prior years	338,908	64,141	81,892
Total net paid	935,905	683,380	143,662
Total net reserves as of December 31	1,941,361	1,241,610	828,691
Losses recoverable as of December 31	673,190	217,788	149,201
Total gross reserves as of December 31	$2,614,551	$1,459,398	$977,892

At December 31, 2005, the prior year favorable development of $241.5 million included $231.3 million attributable to the Reinsurance segment and $10.1 million attributable to the Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves was primarily due to the Reinsurance and Individual Risk reserve reviews that the Company undertook during the year, which produced a reduction of $248.1 million in the Reinsurance segment and $1.1 million in the Individual Risk segment. Within the Reinsurance segment, the Company’s property catastrophe portfolio experienced a $118.2 million reduction in prior year reserves as a result of the reserve review. This reduction reflected a reassessment of the Company’s reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for the 1994 to 2004 accident years. For the specialty reinsurance business, the $129.9 million reduction in prior year reserves was principally due to a reassessment of the Company’s estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore the Company has adjusted its estimated loss reporting patterns to reflect this experience. The changes within the Individual Risk segment as a result of the reserve review were insignificant.

At December 31, 2004, the prior year favorable reserve development in 2004 of $140.3 million included $113.9 million attributable to the Reinsurance segment and $26.4 million attributable to the Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves in the Reinsurance segment was primarily due to a re-estimation of our ultimate losses associated with six large catastrophe events, which produced a reduction of approximately $31.3 million, a $23.0 million reduction in reserves from numerous smaller catastrophe events and $46.8 million in reductions from our specialty book of business. The reductions in the Company’s reserves for the smaller catastrophe events and the reserves for the specialty book of business and the reserves for its Individual Risk segment were driven by the application of the Company’s formulaic methodology used for these books of business and is primarily due to actual paid and reported loss activity being better than what the Company anticipated when setting its initial IBNR reserves.

At December 31, 2003, the prior year net favorable reserve development in 2003 of $93.6 million was primarily due to favorable reserve development of $68.7 million in the Company’s Reinsurance segment and $24.9 million in the Company’s Individual Risk segment. Within the Reinsurance segment the Company’s property catastrophe line of business recorded $60.6 million in favorable reserve development. This was driven by reductions in the estimated losses on relatively small catastrophes due to a reduced level of payment and loss activity for the 1999 through 2002 accident years. The largest net favorable reserve development on a single event was $5.1 million which related to the reduction in the ultimate cost to settle net claims arising from the European floods of 2002. The Company’s specialty line of business within the Reinsurance segment had favorable reserve development of $8.1 million in 2003 which was principally driven by reductions from the 2002 accident year. The Company’s Individual Risk segment had favorable reserve development of $24.9 million in 2003 which was driven by favorable reserve development in the 2002 accident year associated with the Company’s Bermuda-based property business.

Net claims and claim expenses incurred were reduced by $4.7 million during 2005 (2004 – $0.8 million, 2003 – $23.0 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only.  Other income was increased by $0.2 million during 2005 (2004 – reduced by $1.1 million, 2003 – $nil) related to losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only and premiums ceded on reinsurance contracts classified as derivatives under GAAP.  Aggregate deposit liabilities of $129.3 million are included in reinsurance balances payable at December 31, 2005 (2004 – $109.3 million) and aggregate deposit assets of $7.0 million are included in other assets at December 31, 2005 (2004 – $6.3 million).

NOTE 6.    DEBT

In January 2003, the Company issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, the Company issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, the Company has no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. The Company was in compliance with the related covenants at December 31, 2005 and 2004. At December 31, 2005, the fair value of the 5.875% Senior Notes was $100.0 million (2004 – $104.7 million) and the fair value of the 7.0% Senior Notes was $155.9 million (2004 – $163.7 million).

During May 2005, DaVinciRe amended and restated its credit agreement to extend the termination date of the revolving credit facility established thereunder from May 25, 2007 to May 25, 2010. All other material terms and conditions in the credit agreement remained the same. The credit agreement provides for a $100 million committed revolving credit facility, the full amount of which was drawn in 2002 and remains outstanding. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against the Company or its subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 4.08% during 2005 (2004 – 2.32%). The credit agreement contains certain covenants requiring DaVinciRe to maintain a debt to capital ratio of 30% or below and a minimum net worth of $250 million. At December 31, 2005 and 2004, DaVinciRe was in compliance with the covenants under this agreement. The term of the credit facility may be further extended and the size of the facility may be increased to $125 million if certain conditions are met.

During August 2004, the Company amended and restated its committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. On December 2, 2005, $150 million was drawn on this facility and remained outstanding at December 31, 2005. No balance was outstanding at December 31, 2004. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net

Worth Requirements, all as more fully set forth in the agreement. The Company has the right, subject to certain conditions, to increase the size of this facility to $600 million.

Interest paid on the above debt totaled $27.8 million, $24.8 million and $15.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense in 2005 and 2004 includes interest on the subordinated obligation to the Capital Trust which was previously reflected as minority interest (see Note 7).

NOTE 7.    SUBORDINATED OBLIGATION TO CAPITAL TRUST (CAPITAL SECURITIES)

In March 1997, the Company issued $100 million aggregate liquidation amount of mandatorily redeemable capital securities (‘‘Capital Securities’’) through a subsidiary trust holding solely $103.1 million of the Company's 8.54% junior subordinated debentures due March 1, 2027. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. The Capital Trust is a wholly-owned subsidiary of the Company and was consolidated into the Company's consolidated financial statements up until the Company’s adoption of FIN 46(R) at December 31, 2003. For periods prior to the adoption of FIN 46(R), the Capital Securities and the related dividends are reflected in the consolidated financial statements as a minority interest. The Company’s guarantee of the distributions on the Capital Securities issued by the Capital Trust, when taken together with the Company’s obligations under an expense reimbursement agreement with the Capital Trust, provides full and unconditional guarantee of amounts due on the Capital Securities issued by the Capital Trust.

Upon the adoption of FIN 46(R) at December 31, 2003, the Capital Trust was determined to be a variable interest entity and the Company was determined not to be the primary beneficiary of the Capital Trust. Accordingly the Capital Trust was deconsolidated from the Company’s consolidated financial statements at December 31, 2003. As a result, the balance of the Capital Securities, previously classified as minority interest, has been reclassified in the Company’s consolidated balance sheet at December 31, 2003 and the $103.1 million subordinated obligation to the Capital Trust is recognized on the Company’s consolidated balance sheet at December 31, 2003 as a liability. In addition, equity interests in the Capital Trust and purchased Capital Securities held by the Company are included in investments at December 31, 2003. These investments include $15.4 million of Capital Securities purchased by the Company and $3.1 million of common stock issued by the Capital Trust to the Company in March 1997, both of which are eliminated on consolidation for periods prior to the adoption of FIN 46(R) on December 31, 2003. The adjustments required to deconsolidate the Capital Trust represent reclassifications and there was no impact on consolidated net income.

During 2005 and 2004, the Company did not purchase any Capital Securities. The Company has purchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997.

NOTE 8.    MINORITY INTEREST

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a minority economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The 74.75% portion of DaVinciRe's earnings owned by third parties for the years ended December 31, 2005, 2004 and 2003 is recorded in the consolidated statements of operations as minority interest.

Effective December 31, 2005, DaVinciRe raised $320.6 million of equity capital from new and existing investors, including $50.0 million contributed by the Company. The Company’s ownership in DaVinciRe was 19.69% at December 31, 2005. Subsequent to December 31, 2005, DaVinciRe raised an additional $53.9 million of equity capital reducing the Company’s ownership to 18.04%. The Company continues to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position.

In conjunction with the capital raise, the Company and other DaVinciRe shareholders entered into the second amended and restated shareholders agreement, which provides the shareholders, excluding the Company, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of their desire for DaVinciRe to repurchase up to half of their aggregate number of shares held.  Any share repurchases are subject to certain limitations such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe's capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe's capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, commencing March 1, 2007, if they desire to have DaVinciRe repurchase shares.  The redemption rights’ repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made as promptly as practicable in the following year, and adjusted as necessary following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to adjustment in future periods for development on outstanding loss reserves after settlement of all claims relating to the applicable years.

NOTE 9.    SHAREHOLDERS' EQUITY

The aggregate authorized capital of the Company is 325,000,000 shares consisting of 225,000,000 common shares and 100,000,000 preference shares. The Company's 225,000,000 authorized $1.00 par value common shares consist of three separate series with differing voting rights as follows:

At December 31, 2005	Remaining authorized	Outstanding
Full Voting Common Shares
(includes all shares registered and available to the public)	130,152,374	69,737,601
Diluted Voting Class I Common Shares	10,174,185	1,785,100
Diluted Voting Class II Common Shares	185,532	—
	140,512,091	71,522,701

In March 2004, the Company raised $250.0 million through the issuance of 10,000,000 Series C preference shares at $25 per share, in February 2003, the Company raised $100.0 million through the issuance of 4,000,000 Series B preference shares at $25 per share, and in November 2001, the Company raised $150 million through the issuance of 6,000,000 Series A preference shares at $25 per share. The Series C, Series B and Series A preference shares may be redeemed at $25 per share at the Company’s option on or after March 23, 2009, February 4, 2008 and November 19, 2006, respectively. Dividends on the Series C, Series B and Series A preference shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08%, 7.3% and 8.1%, respectively, when, if, and as declared by the Board of Directors. If the Company submits a proposal to its shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, the Company may redeem the Series C, Series B and Series A preference shares prior to March 23, 2009, February 4, 2008 and November 19, 2006, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company.

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

In August 2003, the Board authorized a share repurchase program of $150 million. This authorization includes the remaining amounts available under prior authorizations. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2005, $0.7 million of shares (2004 and 2003 – $nil) were repurchased under this program. Common shares repurchased by the Company are normally cancelled and retired.

NOTE 10.    EARNINGS PER SHARE

The Company uses FASB Statement No. 128, ‘‘Earnings per Share’’ (‘‘FAS 128’’) to account for its weighted average shares. The numerator in both the Company's basic and diluted earnings per share calculations is identical. The following table sets forth the reconciliation of the denominator from basic to diluted weighted average shares outstanding (in thousands of per share amounts):

Year ended December 31,	2005	2004	2003
(thousands of shares)
Weighted average shares – basic	70,592	69,874	69,039
Per share equivalents of employee stock options and restricted shares	1,308	1,900	1,963
Weighted average shares – diluted (1)	71,900	71,774	71,002

(1)	In accordance with FAS 128, EPS calculations use average common shares outstanding – basic, when in a net loss position.

NOTE 11.    RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

In the first quarter of 2005, the Company made a $10.0 million equity investment in Tower Hill Holdings Inc. (‘‘Tower Hill’’), which is accounted for under the equity method of accounting, and a $5.0 million loan to Tower Hill Insurance Group (‘‘Tower Hill Insurance’’), a managing general agency under common ultimate ownership with Tower Hill. The Company has entered into reinsurance agreements with certain subsidiaries of Tower Hill and has also entered into reinsurance agreements with respect to business produced by Tower Hill Insurance. Gross written premiums assumed from Tower Hill and its subsidiaries and produced by Tower Hill Insurance and its affiliates totaled $96.0 million for the year ended December 31, 2005, gross earned premiums assumed totaled $93.1 million for the year ended December 31, 2005 and commissions incurred were $26.8 million for the year ended December 31, 2005. The Company had a net related outstanding payable balance of $3.0 million as of December 31, 2005.

During 2005, the Company received distributions from Top Layer Re of $17.2 million (2004 – $21.2 million), and a management fee of $2.2 million (2004 – $2.8 million). The management fee reimburses the Company for services it provides to Top Layer Re.

The Company provides Channel Re with various administrative services. The Company was reimbursed $1.7 million for these services in 2005 (2004 – $0.2 million) and had an outstanding receivable from Channel Re of $1.5 million as of December 31, 2005 (2004 – $0.2 million) related to additional administrative services provided.

During the years ended December 31, 2005, 2004 and 2003, the Company received 65.8%, 70.5% and 80.7%, respectively, of its premium assumed from four brokers. Subsidiaries and affiliates of the Benfield Group Limited, Marsh Inc., the Willis Group and AON Corporation accounted for approximately 26.3%, 21.8%, 10.8% and 6.9%, respectively, of gross premiums written in 2005.

NOTE 12.    DIVIDENDS

Dividends declared and paid on Common Shares amounted to $0.80, $0.76 and $0.60 per common share for the years ended December 31, 2005, 2004, and 2003, respectively.

The total amount of dividends paid to holders of the common shares during 2005, 2004 and 2003 was $57.0 million, $53.8 million and $42.1 million, respectively.

NOTE 13.    TAXATION

Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987. Income from the Company's U.S.-based subsidiaries is subject to taxes imposed by U.S. authorities. Renaissance Reinsurance of Europe is subject to the taxation laws of Ireland.

Should the U.S subsidiaries pay a dividend to the Company, withholding taxes would apply to the extent of current year earnings and profits. Currently, the U.S subsidiaries have a cumulative deficit in distributable earnings and profits.

Income tax expense (benefit) for 2005, 2004 and 2003 is comprised as follows:

Year ended December 31, 2005	Current	Deferred	Total
U.S. federal	$—	$—	$—
U.S. state and local	—	—	—
Total income tax expense	$—	$—	$—
Year ended December 31, 2004
U.S. federal	$—	$4,003	$4,003
U.S. state and local	—	—	—
Total income tax expense	$—	$4,003	$4,003
Year ended December 31, 2003
U.S. federal	$—	$(18)	$(18)
U.S. state and local	—	—	—
Total income tax benefit	$—	$(18)	$(18)

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2005 and 2004 is as follows:

At December 31,	2005	2004
Expected income tax expense (benefit)	$5,296	$(1,961)
Change in valuation allowance	(4,531)	8,319
Non-deductible expenses	47	40
Adjustment to net operating losses	(812)	(2,395)
Income tax expense (benefit)	$—	$4,003

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2005	2004
Deferred tax assets
Net operating loss carryforwards	$24,623	$30,172
Unearned premium adjustment	4,574	3,001
Claims reserves, principally due to discounting for tax	3,944	4,048
Goodwill	2,800	3,172
Other	2,873	1,520
	38,814	41,913
Deferred tax liabilities
Deferred acquisition costs	(4,811)	(3,390)
Fixed asset depreciation	(299)	(288)
	(5,110)	(3,678)
Net deferred tax asset before valuation allowance	33,704	38,235
Valuation allowance	(33,704)	(38,235)
Net deferred tax asset	$—	$—

Net operating loss carryforwards of $67.8 million (2004 – $88.7 million) are available to offset regular taxable U.S. income during the carryforward period. Under applicable law, the U.S. net operating losses expire between 2013 and 2024.

During 2005, the Company recorded reductions to the valuation allowance of $4.5 million. The reduction in the valuation allowance related primarily to the utilization of net operating loss carryforwards as the Company generated taxable income in the U.S. during 2005. The Company’s deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable by the Company’s U.S. subsidiaries. Although the net operating losses, which gave rise to a deferred tax asset, have a carryforward period through 2024, the Company's U.S. operations generated taxable income for the first year in the past several years during the year ended December 31, 2005. Accordingly, under the circumstances, and until the Company's U.S. operations begin to generate significant taxable income over a longer period of time, the Company believes that it is necessary to establish and maintain a valuation allowance against its net deferred tax asset.

The Company was not liable for and, accordingly, paid no income taxes in the years ended December 31, 2005, 2004 and 2003.

NOTE 14.    GEOGRAPHIC INFORMATION

The following is a summary of our gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2005	2004	2003
Property catastrophe
United States and Caribbean	$458,193	$338,315	$297,954
Europe	105,796	141,385	156,156
Worldwide (excluding U.S.) (1)	59,076	63,529	14,968
Worldwide	54,493	90,607	126,541
Australia and New Zealand	33,266	28,614	26,588
Other	21,155	20,729	21,458
Specialty reinsurance (2)	425,719	382,886	291,820
Total Reinsurance (3)	1,157,698	1,066,065	935,485
Individual Risk (4)	651,430	478,092	446,724
Total gross written premium	$1,809,128	$1,544,157	$1,382,209

(1)	The category Worldwide (excluding U.S.) consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category specialty reinsurance consists of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.

(3)	Excludes $45.3 million, $18.8 million and $20.8 million of premium assumed from the Individual Risk segment in 2005, 2004 and 2003, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

NOTE 15.    SEGMENT REPORTING

The Company has two reportable segments: Reinsurance and Individual Risk. The Reinsurance segment, which includes the underwriting results of DaVinciRe, primarily provides property catastrophe reinsurance and specialty reinsurance to selected insurers and reinsurers on a worldwide basis. The Company defines its Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. The Individual Risk segment currently provides insurance written on both an admitted basis and an excess and surplus lines basis, and also provides reinsurance on a quota share basis.

Data for the years ended December 31, 2005, 2004 and 2003 is as follows:

Year ended December 31, 2005	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
Gross premiums written	$1,202,975	$651,430	$(45,277)	$—	$1,809,128
Net premiums written	$1,024,010	$519,277		—	$1,543,287
Net premiums earned	$947,389	$455,320		—	$1,402,709
Net claims and claim expenses incurred	1,252,644	383,012		—	1,635,656
Acquisition expenses	92,763	144,831		—	237,594
Operational expenses	63,522	22,316		—	85,838
Underwriting loss	$(461,540)	$(94,839)		—	(556,379)
Net investment income				217,252	217,252
Equity in earnings of other ventures				28,259	28,259
Other income				9,466	9,466
Interest and preference share dividends				(62,868)	(62,868)
Minority interest – DaVinciRe				156,449	156,449
Other items, net				(66,630)	(66,630)
Net realized losses on investments				(6,962)	(6,962)
Net (loss) income attributable to common shareholders				$274,966	$(281,413)
Net claims and claim expenses incurred – current accident year	$1,483,981	$393,137			$1,877,118
Net claims and claim expenses incurred – prior years	(231,337)	(10,125)			(241,462)
Net claims and claim expenses incurred – total	$1,252,644	$383,012			$1,635,656
Net claims and claim expense ratio – accident year	156.6%	86.3%			133.8%
Net claims and claim expense ratio – calendar year	132.2%	84.1%			116.6%
Underwriting expense ratio	16.5%	36.7%			23.1%
Combined ratio	148.7%	120.8%			139.7%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2004	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
Gross premiums written	$1,084,896	$478,092	$(18,831)	$—	$1,544,157
Net premiums written	$930,946	$418,341		—	$1,349,287
Net premiums earned	$944,527	$393,700		—	$1,338,227
Net claims and claim expenses incurred	746,010	350,289		—	1,096,299
Acquisition expenses	117,145	127,785		—	244,930
Operational expenses	34,983	21,378		—	56,361
Underwriting income (loss)	$46,389	$(105,752)		—	(59,363)
Net investment income				162,722	162,722
Equity in earnings of other ventures				31,081	31,081
Other income				18,903	18,903
Interest and preference share dividends				(57,102)	(57,102)
Minority interest – DaVinciRe				41,420	41,420
Other items, net				(27,995)	(27,995)
Net realized gains on investments				23,442	23,442
Net income available to common shareholders				$192,471	$133,108
Net claims and claim expenses incurred – current accident year	$859,842	$376,723			$1,236,565
Net claims and claim expenses incurred – prior years	(113,832)	(26,434)			(140,266)
Net claims and claim expenses incurred – total	$746,010	$350,289			$1,096,299
Net claims and claim expense ratio – accident year	91.0%	95.7%			92.4%
Net claims and claim expense ratio – calendar year	79.0%	89.0%			81.9%
Underwriting expense ratio	16.1%	37.9%			22.5%
Combined ratio	95.1%	126.9%			104.4%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2003	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
Gross premiums written	$956,257	$446,724	$(20,772)	$—	$1,382,209
Net premiums written	$792,022	$362,754		—	$1,154,776
Net premiums earned	$812,142	$306,383		—	$1,118,525
Net claims and claim expenses incurred	210,634	158,547		—	369,181
Acquisition expenses	93,227	100,913		—	194,140
Operational expenses	52,504	14,893		—	67,397
Underwriting income	$455,777	$32,030		—	487,807
Net investment income				129,542	129,542
Equity in earnings of other ventures				21,167	21,167
Other income				5,903	5,903
Interest and preference share dividends				(44,523)	(44,523)
Minority interest – DaVinciRe				(72,014)	(72,014)
Other items, net				(2,394)	(2,394)
Net realized gains on investments				80,504	80,504
Net income available to common shareholders				$118,185	$605,992
Net claims and claim expenses incurred – current accident year	$279,334	$183,482			$462,816
Net claims and claim expenses incurred – prior years	(68,700)	(24,935)			(93,635)
Net claims and claim expenses incurred – total	$210,634	$158,547			$369,181
Net claims and claim expense ratio – accident year	34.4%	59.9%			41.4%
Net claims and claim expense ratio – calendar year	25.9%	51.7%			33.0%
Underwriting expense ratio	18.0%	37.8%			23.4%
Combined ratio	43.9%	89.5%			56.4%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

The Company does not manage its assets by segment and therefore total assets are not allocated to the segments.

NOTE 16.    STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company has a stock incentive plan under which all employees of the Company and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company's stock incentive plan allows for the purchase of the Company's common shares at a price that is equal to the five day average closing price of the common shares immediately prior to the date of grant. Options to purchase common shares are granted periodically by the Board of Directors, generally vest over four years and expire ten years from the date of grant.

The fair value of option grants is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003,

respectively: dividend yield of 2.0%, 1.6% and 1.4%; expected option life of five years for 2005, 2004 and 2003; expected volatility of 21%, 24% and 30%; and a risk-free interest rate of 4.5%, 3.5% and 1.8%.

The following is a table of the changes in options outstanding for 2005, 2004 and 2003, respectively:

	Awards available for grant	Weighted options outstanding	Average exercise price	Fair value of options	Range of exercise prices
Balance, December 31, 2002	4,571,219	4,179,220	$28.93
Authorized	—	—
Options granted	(435,762)	435,762	$45.38	$10.99	$39.16-$48.00
Options forfeited	23,000	(23,000)	$12.40
Options exercised		(295,627)	$13.01
Shares turned in or withheld	74,344	—
Restricted stock issued	(359,727)	—
Restricted stock forfeited	571	—
Balance, December 31, 2003	3,873,645	4,296,355	$31.73
Authorized	6,000,000
Options granted
Exercise price at market price	(1,212,990)	1,212,990	$52.34	$11.95	$49.81-$53.96
Exercise price greater than market price	(5,206,000)	5,206,000	$80.18	$4.90	$74.24-$98.98
Options forfeited	233,991	(233,991)	$47.50
Options exercised		(987,734)	$32.41
Shares turned in or withheld	508,972	—
Restricted stock issued	(201,833)	—
Restricted stock forfeited	59,918	—
Balance, December 31, 2004	4,055,703	9,493,620	$60.47
Authorized	—
Options granted
Exercise price at market price	(546,594)	546,594	$40.33	$8.61	$37.51-$49.10
Exercise price greater than market price	(300,000)	300,000	$73.06	$5.68	$73.06
Options forfeited	1,053,602	(1,053,602)	$57.79
Options exercised	—	(1,179,799)	$29.11
Shares turned in or withheld	894,878	—
Restricted stock issued	(288,439)	—
Restricted stock forfeited	68,266	—
Balance, December 31, 2005	4,937,416 (1)	8,106,813	$64.49
Total options exercisable at
December 31, 2005		4,353,893

(1)	4,111,416 shares reserved for options with an exercise price equal to market value; 826,000 shares reserved for options with an exercise price of at least 150% of market value.

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

In August 2004 the Company’s shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the ‘‘Premium Option Plan’’) under which 6,000,000 common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan.  As described in the Company's Proxy Statement relating to the required shareholder vote, filed with the SEC in July 2004, the Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum 4-year cliff vesting, and no discretionary repricing.  The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of a change in control. Grantees under the Premium Option Plan must satisfy performance criteria which is determined by the Company’s Compensation Committee. Other terms are substantially similar to the 2001 Plan. The weighted average assumptions used to determine the fair value of the Premium Option Plan awards in 2005 and 2004 are as follows: for the options with a strike price of 150% of fair market value on the date of grant, a dividend yield of 1.6% (2004 – 1.6%); expected option life of six years (2004 – six years); expected volatility of 23% (2004 – 23%); and a risk-free interest rate of 3.9% (2004 – 3.5%). For the options with a strike price of 200% of fair market value no grants were made in 2005; in 2004 on the date of grant, the weighted average assumptions were a dividend yield of 1.6%; expected option life of seven years; expected volatility of 24%; and a risk-free interest rate of 3.7%.

The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock. Under the plan, the total number of shares available for distribution at December 31, 2005 was 604,352 shares. At December 31, 2005, the number of options issued to directors and unexercised was 218,367. In 2005, no options to purchase common shares were granted and 16,825 restricted common shares were granted. In 2004, 12,867 options to purchase common shares were granted and 22,317 restricted common shares were granted. In 2003, no options to purchase common shares were granted and 13,206 restricted common shares were granted. The options and restricted common shares vest ratably over three years.

Restricted common shares issued to employees normally vest ratably over a four to five year period. During the restricted period, the employee receives dividends and votes the restricted common shares, but the restricted shares may not be sold, transferred or assigned. In 2005, 2004 and 2003 the Board of Directors granted 288,439, 201,833 and 359,727 restricted shares with a fair value of $12.2 million, $10.4 million and $16.0 million to certain employees. Prior to 2003, the value of the restricted shares awarded was recorded as unearned stock grant compensation and was presented as a separate component of shareholders' equity. During 2003 the Company adopted FAS 123, as amended by FAS 148, and in accordance with the provisions of FAS 123 the value of the restricted stock grants awarded are no longer reflected as unearned stock grant compensation as a separate component of shareholders’ equity. Accordingly the balance of unearned stock grant compensation of $18.5 million at January 1, 2003 has been reclassified from its separate account in shareholders’ equity and reflected as a reduction in additional paid-in capital. Under FAS 123 the Company estimates the fair value of restricted stock awards at the date of grant and amortizes this value as an expense over the vesting period. Compensation expense related to the issuance of restricted stock was $9.5 million, $11.5 million and $13.0 million in 2005, 2004 and 2003, respectively.

All of the Company's employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $1.3 million to its defined contribution pension plans in 2005, $1.0 million in 2004 and $0.7 million in 2003.

NOTE 17.    STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (‘‘the Act’’), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2005 the statutory capital and surplus of the Bermuda subsidiaries was $2,363.0 million (2004 – $2,340.6 million) and the amount required to be maintained under Bermuda law was $573.0 million (2004 – $520.6 million).

Under the Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and are therefore restricted as to the payment of dividends in the amount of 25% of the prior year's statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. During 2005, Renaissance Reinsurance declared aggregate cash dividends to the Company of $337.8 million (2004 – $234.4 million) and DaVinci declared aggregate cash dividends of $5.0 million (2004 – $3.2 million).

Under the Act, Glencoe is classified as a Class 3 insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met. During 2004, Glencoe declared aggregate cash dividends of $55.0 million.

Due to accumulated deficits in retained earnings, Glencoe, DaVinciRe and DaVinci are currently not permitted to pay ordinary dividends or return capital to their shareholders without Bermuda Monetary Authority approval.

The Company's principal U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. At December 31, 2005, the statutory capital and surplus of Stonington was $56.5 million (2004 – $57.5 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without commissioner approval.

NOTE 18.    COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company's investments exceeded 10% of shareholders' equity at December 31, 2005. See Note 4 for information with respect to losses recoverable.

DERIVATIVES

The Company's investment guidelines permit, subject to specific approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risk or for hedging purposes. The Company’s primary derivative positions include:

Credit Derivatives

From time to time the Company enters into short positions in credit derivatives. The Company accounts for these credit derivatives at fair value and records them as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet, at December 31, 2005 was a liability of $2.6 million (2004 – $12.6 million).  During 2005, the Company recorded losses of $2.7 million (2004 – $12.5 million, 2003 – $4.2 million), which is included in other income and represents net settlements and changes in the fair value of these credit derivatives.

Foreign Currency Derivatives

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable.

When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. The Company will also use foreign currency forward contracts and other foreign exchange derivatives to decrease exposure to non-U.S. dollar investments. Its foreign currency derivative contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. The fair value of these contracts as of December 31, 2005 was a loss of $2.6 million (2004 – loss of $14.7 million). Changes in the fair value of the Company’s foreign currency derivatives are recognized currently in our consolidated statements of operations.

OPERATING LEASES

The Company and its subsidiaries lease office space under operating leases which expire at various dates through 2022. Future minimum lease payments under existing operating leases are expected to be as follows:

Year ended December 31,	Minimum lease payments
2006	$3,903
2007	3,991
2008	3,845
2009	3,779
2010	3,713
After 2010	31,636
$50,867

LETTERS OF CREDIT

At December 31, 2005, the Company's banks have issued letters of credit of approximately $1,430.4 million in favor of certain ceding companies. Also in connection with the Top Layer Re joint venture, the Company has committed $37.5 million of capital in the form of a letter of credit. The letters of credit are secured by cash and investments of similar amounts. The Company's principal letter of credit facility contains certain financial covenants. The Company was in compliance with these covenants at December 31, 2005 and 2004.

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

LITIGATION

The Company received a subpoena from the Securities and Exchange Commission (‘‘SEC’’) in February 2005, a subpoena from the Office of the Attorney General for the State of New York (the ‘‘NYAG’’) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also relate to the Company’s business practice review and to its determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

In July 2005, James N. Stanard, the Company’s then Chairman and Chief Executive Officer (‘‘CEO’’), received a Wells Notice from the staff of the SEC in connection with the SEC’s investigation. The

Company understands that Michael W. Cash, a former officer of the Company, also received a Wells Notice in connection with the SEC’s investigation. In addition, in September 2005, the Company received a Wells Notice in connection with the SEC’s investigation. The Wells Notices indicate that the staff intends to recommend that the SEC bring a civil enforcement action against the recipients alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties, and disgorgement. In April 2005, the Company also received subpoenas from the SEC and the NYAG relating to its investment in Channel Re.

The Company is cooperating with the SEC, the NYAG, and the United States Attorney’s Office in these ongoing investigations. The SEC and the United States Attorney’s Office have continued to request information from the Company in connection with their investigations. A number of current and former officers and employees of the Company have been interviewed and deposed in connection with these investigations. It is possible that additional investigations or proceedings may be commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. The Company is unable to predict the ultimate outcome of these investigations or the impact these investigations may have on its business, including as to its senior management team. These investigations could result in penalties, require remediation, or otherwise impact the Company and/or our senior management team in a manner which may be adverse to the Company, perhaps materially so. The Company intends to continue to cooperate with these investigations. In addition, the Company understands that certain of its contractual counterparties may have been asked to provide or have provided documents and information with respect to contracts to which it is a party in the framework of the ongoing industry-wide investigations.

Beginning in July 2005, seven putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. On December 19, 2005, these actions were consolidated under the name ‘‘In re RenaissanceRe Holdings Ltd. Securities Litigation, No. 05-Civ.-6764 (WHP);’’ District No. 9, I.A. of M. & A.W. Pension Trust Fund for Operating Engineers and Joseph Moss were appointed co-lead plaintiffs; and Lerach Coughlin Stoia Geller Rudman & Robbins LLP and Schiffrin & Barroway, LLP were appointed co-lead counsel. On February 14, 2006, co-lead plaintiffs filed a Consolidated Amended Complaint, which purports to have been filed on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005 (the ‘‘Class Period’’). The Consolidated Amended Complaint names, in addition to the Company, current and former officers of the Company as defendants (Messrs. Stanard, Riker, Lummis, Cash and Merritt). The Consolidated Amended Complaint alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about the Company’s business and financial condition in, among other things, Securities Act filings and public statements. The suit, which is at an early stage, seeks compensatory damages without specifying an amount. As a result, the Company cannot at this time estimate its potential costs related to these legal matters and, accordingly, no liability for compensatory damages has been established as of December 31, 2005 in the Company's consolidated financial statements. The Company’s response to the Consolidated Amended Complaint is due on April 17, 2006. The Company intends to vigorously defend this lawsuit.

The Company’s operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company’s primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly-injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in the loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from the Company's business ventures. While any such litigation or arbitration contains an element of uncertainty, the Company believes that any such normal course litigation or arbitration to which it is presently a party is not likely to have a material adverse effect on its business or operations.

NOTE 19.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

(amounts in tables expressed in thousands of United States dollars, except per share amounts)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Gross premiums written	$694,333	$780,288	$443,483	$326,876	$382,790	$273,218	$288,522	$163,775
Net premiums written	$615,793	$700,219	$387,889	$285,925	$290,124	$219,237	$249,481	$143,906
Net premiums earned	$301,501	$308,092	$338,753	$349,002	$348,348	$349,794	$414,107	$331,339
Net investment income	51,215	35,050	45,769	29,833	61,142	39,487	59,126	58,352
Net foreign exchange gains (losses)	714	2,087	7,134	786	1,729	(1,839)	(4,394)	(7,417)
Equity in earnings of unconsolidated ventures	7,567	6,520	7,798	4,923	7,623	9,058	5,271	10,580
Other income (expense)	(3,515)	1,109	3,205	(689)	(1,256)	(4,855)	11,032	23,338
Net realized investment gains (losses)	(10,189)	32,521	1,583	(26,920)	5,192	15,023	(3,548)	2,818
Total revenues	347,293	385,379	404,242	356,935	422,778	406,668	481,594	419,010
Claims and claim expenses incurred	201,648	112,178	108,799	120,737	662,729	738,502	662,480	124,882
Acquisition costs	51,508	58,031	45,574	64,047	65,955	72,434	74,557	50,418
Operational expenses	18,843	12,376	23,377	16,502	22,859	10,116	20,759	17,367
Corporate expenses	11,339	4,552	8,694	4,986	21,815	4,520	29,965	3,551
Interest expense	6,605	6,271	6,967	6,334	6,936	6,683	7,710	6,680
Total expenses	289,943	193,408	193,411	212,606	780,294	832,255	795,471	202,898
Income (loss) before minority interest and taxes	57,350	191,971	210,831	144,329	(357,516)	(425,587)	(313,877)	216,112
Minority interest – DaVinciRe	4,384	17,990	30,283	14,492	(78,978)	(89,888)	(112,138)	15,986
Income (loss) before taxes	52,966	173,981	180,548	129,837	(278,538)	(335,699)	(201,739)	200,126
Income tax benefit (expense)	—	—	—	—	—	(4,003)	—	—
Net income (loss)	52,966	173,981	180,548	129,837	(278,538)	(339,702)	(201,739)	200,126
Dividends on preference shares	8,663	5,104	8,566	8,609	8,758	8,758	8,663	8,663
Net income (loss) available to common shareholders	$44,303	$168,877	$171,982	$121,228	$(287,296)	$(348,460)	$(210,402)	$191,463
Earnings (loss) per common share – basic	$0.63	$2.43	$2.44	$1.74	$(4.07)	$(4.97)	$(2.97)	$2.72
Earnings (loss) per common share – diluted	$0.62	$2.36	$2.39	$1.69	$(4.07)	$(4.97)	$(2.97)	$2.66
Weighted average shares – basic	70,358	69,444	70,585	69,664	70,632	70,098	70,793	70,289
Weighted average shares – diluted	71,951	71,592	72,016	71,683	70,632	70,098	70,793	71,925
Claims and claim expense ratio	66.9%	36.4%	32.1%	34.6%	190.2%	211.1%	160.0%	37.7%
Underwriting expense ratio	23.3%	22.9%	20.4%	23.1%	25.5%	23.6%	23.0%	20.4%
Combined ratio	90.2%	59.3%	52.5%	57.7%	215.7%	234.7%	183.0%	58.1%

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

Pages
Report of Independent Registered Public Accounting Firm on Schedules		S-2
I	Summary of Investments other than Investments in Related Parties	S-3
II	Condensed Financial Information of Registrant.	S-4
III	Supplementary Insurance Information	S-7
IV	Reinsurance for the years ended December 31, 2005, 2004 and 2003	S-8
VI	Supplementary Insurance Information Concerning Property-Casualty Insurance Operations	S-9

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 2, 2006; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2005. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Hamilton, Bermuda

March 2, 2006

SCHEDULE I

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

(MILLIONS OF UNITED STATES DOLLARS)

	Year ended December 31,2005		Amount at which shown in the Balance Sheet
	Amortized Cost	Market Value
Type of investment:
Fixed maturities
U.S. treasuries and agencies	$1,039.9	$1,040.4	$1,040.4
Non-U.S. government bonds	126.1	128.0	128.0
Corporate securities	550.4	554.6	554.6
Mortgage-backed securities	738.0	739.1	739.1
Asset-backed securities	410.0	410.2	410.2
Total fixed maturities	2,864.4	2,872.3	2,872.3
Short term investments	1,653.6	1,653.6	1,653.6
Other investments	535.2	586.4	586.4
Equity investments in reinsurance company, at fair value	—	26.7	26.7
Investments in other ventures, under equity method	178.8	178.8	178.8
Total investments	$5,232.0	$5,317.8	$5,317.8

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2005 AND 2004
(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31
	2005	2004
Assets:
Investments and cash
Fixed maturity investments, available for sale, at fair value	$15,370	$201,640
Short term investments, at cost	356,412	65,440
Other investments	3,093	3,093
Equity investments in reinsurance company, at fair value	26,671	150,519
Investments in other ventures, under equity method	142,127	128,484
Total investments	543,673	549,176
Cash and cash equivalents	14,363	6,790
Investments in subsidiaries	2,355,580	2,507,573
Accrued investment income	1,201	3,000
Other assets	16,062	17,536
Total Assets	$2,930,879	$3,084,075
Liabilities and Shareholders' Equity:
Liabilities:
Notes and bank loans payable	$400,000	$250,000
Subordinated obligation to capital trust	103,093	103,093
Due to subsidiaries	148,954	70,772
Other liabilities	24,992	16,168
Total Liabilities	677,039	440,033
Shareholders' Equity:
Preference Shares: $1.00 par value – 20,000,000 shares issued and outstanding at December 31, 2005 and 2004	500,000	500,000
Common Shares and additional paid-in capital: $1.00 par value – 71,522,701 shares issued and outstanding at December 31, 2005 – (2004 – 71,028,711 shares)	351,285	328,896
Accumulated other comprehensive income	4,760	78,960
Retained earnings	1,397,795	1,736,186
Total Shareholders' Equity	2,253,840	2,644,042
Total Liabilities and Shareholders' Equity	$2,930,879	$3,084,075

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2005	2004	2003
Revenues
Net investment income	$44,543	$16,450	$15,940
Net foreign exchange gains	11,270	(7,344)	—
Other income (expense)	14,696	37,398	(327)
Total revenues	70,509	46,504	15,613
Expenses
Interest expense	23,981	23,559	15,934
Corporate expenses	70,605	14,574	11,730
Total expenses	94,586	38,133	27,664
(Loss) income before equity in net (loss) income of subsidiaries & taxes	(24,077)	8,371	(12,051)
Equity in net (loss) income of subsidiaries	(222,686)	155,871	644,314
Net (loss) income before taxes and minority interest	(246,763)	164,242	632,263
Minority interest – Company obligated, mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company	—	—	(7,470)
Net (loss) income before taxes	(246,763)	164,242	624,793
Income tax expense	—	—	—
Net (loss) income	(246,763)	164,242	624,793
Dividends on preference shares	(34,650)	(31,134)	(18,801)
Net (loss) income available to common shareholders	$(281,413)	$133,108	$605,992

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2005	2004	2003
Cash flows used in operating activities:
Net (loss) income	$(246,763)	$164,242	$624,793
Less: equity in net (loss) income of subsidiaries	(222,686)	155,871	644,314
	(24,077)	8,371	(19,521)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Net unrealized losses (gains) included in other income	692	(27,363)	—
Equity in undistributed earnings of other ventures	(15,388)	(9,831)	—
Net realized gains	(35,901)	—	—
Other	34,041	22,102	(13,376)
Net cash used in operating activities	(40,633)	(6,721)	(32,897)
Cash flows used in investing activities:
Proceeds from maturities and sales of investments available for sale	663,623	1,476,786	354,953
Purchase of investments available for sale	(485,141)	(1,560,684)	(334,772)
Contributions to subsidiaries	(445,477)	(472,307)	(259,881)
Dividends from subsidiaries	433,780	253,306	323,010
Net sales (purchases) of short term investments	(290,972)	142,343	(176,516)
Proceeds from sale of equity investments in reinsurance company	114,021	—	—
Purchase of investments in other ventures	—	(119,697)	—
Due to (from) subsidiary	—	111,533	(9,301)
Proceeds from share repurchase by subsidiary	—	18,765	—
Net cash used in investing activities	(10,166)	(149,955)	(102,507)
Cash flows provided by financing activities:
Issuance of debt	150,000	—	99,144
Dividends paid – Common Shares	(56,978)	(53,769)	(42,133)
Dividends paid – Preference Shares	(34,650)	(31,134)	(18,801)
Issuance of Preference Shares	—	241,818	96,850
Net cash provided by financing activities	58,372	156,915	135,060
Net increase (decrease) in cash and cash equivalents	7,573	239	(344)
Cash and cash equivalents, beginning of year	6,790	6,551	6,895
Cash and cash equivalents, end of year	$14,363	$6,790	$6,551

SCHEDULE III

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2005			Year ended December 31, 2005
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$26,594	$2,019,454	$176,107	$947,389	$—	$1,252,644	$92,763	$63,522	$1,024,010
Individual Risk	81,357	595,097	325,637	455,320	—	383,012	144,831	22,316	519,277
Other	—	—	—	—	217,252	—	—	—	—
Total	$107,951	$2,614,551	$501,744	$1,402,709	$217,252	$1,635,656	$237,594	$85,838	$1,543,287

	December 31, 2004			Year ended December 31, 2004
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$11,174	$1,121,292	$116,821	$944,527	$—	$746,010	$117,145	$34,983	$930,946
Individual Risk	59,759	338,106	248,514	393,700	—	350,289	127,785	21,378	418,341
Other	—	—	—	—	162,722	—	—	—	—
Total	$70,933	$1,459,398	$365,335	$1,338,227	$162,722	$1,096,299	$244,930	$56,361	$1,349,287

	December 31, 2003			Year ended December 31, 2003
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$10,853	$780,027	$121,526	$812,142	$—	$210,634	$93,227	$52,504	$792,022
Individual Risk	64,408	197,865	228,298	306,383	—	158,547	100,913	14,893	362,754
Other	—	—	—	—	129,542	—	—	—	—
Total	$75,261	$977,892	$349,824	$1,118,525	$129,542	$369,181	$194,140	$67,397	$1,154,776

SCHEDULE IV

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2005
Property and liability premiums written	$378,404	$265,841	$1,430,724	$1,543,287	93%
Year ended December 31, 2004
Property and liability premiums written	$240,385	$194,870	$1,303,772	$1,349,287	97%
Year ended December 31, 2003
Property and liability premiums written	$103,916	$227,433	$1,278,293	$1,154,776	111%

SCHEDULE VI

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Unpaid Claims and Claim Expenses	Discount, if any, deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2005	$107,951	$2,614,551	$—	$501,744	$1,402,709	$217,252
Year ended December 31, 2004	$70,933	$1,459,398	$—	$365,335	$1,338,227	$162,722
Year ended December 31, 2003	$75,261	$977,892	$—	$349,824	$1,118,525	$129,542

Affiliation with Registrant	Claims and Claim Expense Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Expenses	Net Premiums Written
	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2005	$1,877,118	$(241,462)	$237,594	$935,905	$1,543,287
Year ended December 31, 2004	$1,236,565	$(140,266)	$244,930	$683,380	$1,349,287
Year ended December 31, 2003	$462,816	$(93,635)	$194,140	$143,662	$1,154,776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

RenaissanceRe Holdings Ltd.

Exhibits

1.	The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2.	The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form 10-K.

3.1	Memorandum of Association.(1)

3.2	Amended and Restated Bye-Laws.(13)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.(11)

4.4	Specimen Common Share certificate.(1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(23)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie.(26)

10.3	Amended and Restated Employment Agreement, dated as of June 30, 2004, between RenaissanceRe Holdings Ltd. and John M. Lummis.(19)

10.4	Employment Agreement, dated as of June 30, 2003, between RenaissanceRe Holdings Ltd. and William I. Riker.(14)

10.5	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(14)

10.6	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Reinsurance Ltd. and Kevin J. O'Donnell.(25)

10.7	Amended and Restated Employment Agreement, dated as of June 30, 2003, between Renaissance Services Ltd. and William J. Ashley.

10.8	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(19)

10.9	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank U.S., National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(21)

10.10	First Amendment Agreement, dated as of August 11, 2005, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.

10.11	Second Amended and Restated Credit Agreement, dated as of May 25, 2005, among DaVinciRe Holdings Ltd., the Lenders named therein, Citigroup Global Markets Inc., as Sole Lead Arranger, Book Manager and Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders.(32)

10.12	Letter Amendment, dated as of December 14, 2005, among DaVinciRe Holdings Ltd., the Lenders named therein, and Citibank, N.A., as administrative agent for the Lenders.

10.13	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.(4)

10.14	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(3)

10.15	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(21)

Exhibits

10.16	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(21)

10.17	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(20)

10.18	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(31)

10.19	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers.(20)

10.20	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(2)

10.21	Form of Restricted Stock Grant Agreement for Directors.(26)

10.22	Form of Option Grant Agreement for Directors.(26)

10.23	Board Compensation Summary.(26)

10.24	Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.(5)

10.25	Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York, as Debenture Trustee.(5)

10.26	Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings Ltd. and The Bank of New York, as Trustee.(5)

10.27	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(16)

10.28	Certificate of Designation, Preferences and Rights of 8.10% Series A Preference Shares.(6)

10.29	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(10)

10.30	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(17)

10.31	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.32	First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.33	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(9)

10.34	First Amended and Restated Reimbursement Agreement, dated as of March 31, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd, Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(18)

10.35	First Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(22)

Exhibits

10.36	Notice of Reduction of the L/C Commitments, effective January 18, 2005, to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(31)

10.37	Second Amendment to First Amended and Restated Reimbursement Agreement, dated as of March 11, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(24)

10.38	Third Amendment to First Amended and Restated Reimbursement Agreement, dated as of April 29, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(29)

10.39	Fourth Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 22, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(30)

10.40	Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(2)

10.41	First Amendment to the Investment Agreement by and among Platinum Underwriters Holdings Ltd., The St. Paul Companies Inc., and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.42	Investment Manager Agreement, entered into as of July 1, 2005, by and between Renaissance Underwriting Managers Ltd. and BlackRock Financial Management, Inc.(28)

10.43	Amendment No. 1 to Investment Manager Agreement, dated as of September 29, 2005, by and between Renaissance Underwriting Managers, Ltd. and BlackRock Financial Management, Inc.

10.44	Amended and Restated Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 18, 2004.(31)

10.45	Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.46	Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibits

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

(2)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(3)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(4)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997 (SEC File Number 000-26512).

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on February 2, 2003, relating to certain events which occurred on January 30, 2003.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998 (SEC File Number 000-26512).

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998 (SEC File Number 000-26512).

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999 (SEC File Number 000-26512).

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 1, 2002.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 18, 2004.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 9, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on September 2, 2004.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 24, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003 (SEC File Number 001-14428).

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 14, 2005, relating to certain events which occurred on March 11, 2005.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed with the Commission on August 9, 2005 (SEC File Number 001-14428).

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K filed with the Commission on February 27, 2006 (SEC File Number 001-14428).

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 1, 2005, relating to certain events which occurred on May 25, 2005.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 8, 2005, relating to certain events which occurred on July 1, 2005.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on May 2, 2005, relating to certain events which occurred on April 29, 2005.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 23, 2005, relating to certain events which occurred on November 16, 2005 and November 22, 2005.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 31, 2005 (SEC File Number 001-14428).

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on June 1, 2005, relating to certain events which occurred on May 25, 2005.