Form 10-Q
period 2006-03-31
RENAISSANCERE HOLDINGS LTD
filed 2006-05-04
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer (X), Accelerated filer ( ), Non-accelerated filer ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( )    No (X)

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of April 28, 2006 was 71,875,827.

Total number of pages in this report: 47

RenaissanceRe Holdings Ltd.

INDEX TO FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Consolidated Balance Sheets as at March 31, 2006 (Unaudited) and December 31, 2005	3

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	4

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2006 and 2005	5

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	41

Item 4 — Controls and Procedures	43

Part II — OTHER INFORMATION	44
Item 1 — Legal Proceedings
Item 1A — Risk Factors
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits

Signature — RenaissanceRe Holdings Ltd.	47

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars)

	At
	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value (Amortized cost $3,097,106 and $2,864,402 at March 31, 2006 and December 31, 2005, respectively)	$3,101,935	$2,872,294
Short term investments, at cost	1,621,623	1,653,618
Other investments, at fair value	506,974	586,467
Investments in other ventures, under equity method	172,618	178,774
Total investments	5,403,150	5,291,153
Cash and cash equivalents	240,684	174,001
Premiums receivable	566,956	363,105
Ceded reinsurance balances	62,856	57,134
Losses recoverable	625,697	673,190
Accrued investment income	31,785	25,808
Deferred acquisition costs	138,802	107,951
Other assets	88,332	178,919
Total assets	$7,158,262	$6,871,261
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses	$2,419,252	$2,614,551
Reserve for unearned premiums	853,629	501,744
Debt	500,000	500,000
Subordinated obligation to capital trust	103,093	103,093
Reinsurance balances payable	268,620	292,307
Other liabilities	65,850	142,815
Total liabilities	4,210,444	4,154,510
Minority Interest – DaVinciRe	531,929	462,911
Shareholders' Equity
Preference shares	500,000	500,000
Common shares and additional paid-in capital	352,055	351,285
Accumulated other comprehensive income	2,088	4,760
Retained earnings	1,561,746	1,397,795
Total shareholders' equity	2,415,889	2,253,840
Total liabilities, minority interest, and shareholders' equity	$7,158,262	$6,871,261

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2006 and 2005
(in thousands of United States Dollars, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Revenues
Gross premiums written	$748,392	$694,333
Net premiums written	$697,835	$615,793
Increase in unearned premiums	(346,163)	(314,292)
Net premiums earned	351,672	301,501
Net investment income	80,434	51,215
Net foreign exchange gains	3,023	714
Equity in earnings of other ventures	6,552	7,567
Other loss	(1,679)	(3,515)
Net realized losses on investments	(16,756)	(10,189)
Total revenues	423,246	347,293
Expenses
Net claims and claim expenses incurred	99,178	201,648
Acquisition expenses	68,814	51,508
Operational expenses	20,931	18,843
Corporate expenses	5,739	11,339
Interest expense	9,301	6,605
Total expenses	203,963	289,943
Income before minority interest and taxes	219,283	57,350
Minority interest – DaVinciRe	31,457	4,384
Income before taxes	187,826	52,966
Income tax expense	(183)	—
Net income	187,643	52,966
Dividends on preference shares	8,663	8,663
Net income available to common shareholders	$178,980	$44,303
Net income available to common shareholders per Common Share – basic	$2.52	$0.63
Net income available to common shareholders per Common Share – diluted	$2.49	$0.62
Dividends declared per common share	$0.21	$0.20

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2006 and 2005
(in thousands of United States Dollars)
(Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Preference shares
Balance – January 1	$500,000	$500,000
Balance – March 31	500,000	500,000
Common stock and additional paid-in capital
Balance – January 1	351,285	328,896
Exercise of options, and issuance of restricted
stock awards	770	4,900
Balance – March 31	352,055	333,796
Accumulated other comprehensive income
Balance – January 1	4,760	78,960
Net unrealized losses on securities, net of
adjustment (see disclosure below)	(2,672)	(41,282)
Balance – March 31	2,088	37,678
Retained earnings
Balance – January 1	1,397,795	1,736,186
Net income	187,643	52,966
Dividends on Common Shares	(15,029)	(14,309)
Dividends on Preference Shares	(8,663)	(8,663)
Balance – March 31	1,561,746	1,766,180
Total Shareholders' Equity	$2,415,889	$2,637,654
Comprehensive income
Net income	$187,643	$52,966
Other comprehensive loss	(2,672)	(41,282)
Comprehensive income	$184,971	$11,684
Disclosure regarding net unrealized (gains) losses
Net unrealized holding losses arising during period	$(19,428)	$(51,471)
Net realized losses included in net income	16,756	10,189
Change in net unrealized gains on securities	$(2,672)	$(41,282)

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005
(in thousands of United States Dollars)
(Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Cash flows provided by operating activities
Net income	$187,643	$52,966
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	(776)	2,972
Net realized investment losses	16,756	10,189
Equity in undistributed earnings of other ventures	5,915	(7,567)
Net unrealized gains included in investment income	(18,324)	(12,135)
Net unrealized losses included in other loss	3,502	4,134
Minority interest in undistributed net income of DaVinciRe	31,457	4,384
Change in:
Premiums receivable	(203,851)	(246,734)
Ceded reinsurance balances	(5,722)	(29,662)
Deferred acquisition costs	(30,851)	(34,053)
Reserve for claims and claim expenses, net	(147,806)	42,167
Reserve for unearned premiums	351,885	343,954
Reinsurance balances payable	(23,687)	127,371
Other	(20,085)	(4,810)
Net cash provided by operating activities	146,056	253,176
Cash flows used in investing activities
Proceeds from sales of investments available for sale	1,204,061	7,096,550
Purchases of investments available for sale	(1,427,747)	(6,973,724)
Net sales (purchases) of short term investments	31,995	(144,290)
Net sales (purchases) of other investments	97,817	(103,781)
Net purchases of investments in other ventures	—	(10,000)
Net cash used in investing activities	(93,874)	(135,245)
Cash flows provided by (used in) financing activities
Dividends paid – common shares	(15,029)	(14,309)
Dividends paid – preference shares	(8,663)	(8,663)
Net increase in minority interest	38,193	—
Net cash provided by (used in) financing activities	14,501	(22,972)
Net increase in cash and cash equivalents	66,683	94,959
Cash and cash equivalents, beginning of period	174,001	66,740
Cash and cash equivalents, end of period	$240,684	$161,699

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, and the fair value of other investments and financial instruments. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

•	RenaissanceRe Holdings Ltd. (‘‘RenaissanceRe’’ or the ‘‘Company’’), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’) is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’). The results of DaVinci and DaVinciRe are consolidated in the Company's financial statements. Minority interests represent the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd., a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’). These operating subsidiaries principally include Stonington Insurance Company (‘‘Stonington’’), which writes business on an admitted basis, and Glencoe Insurance Ltd. (‘‘Glencoe’’) and Lantana Insurance Ltd. (‘‘Lantana’’), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $44.8 million and $48.9 million for the three months ended March 31, 2006 and 2005, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the three months ended March 31, 2006 were $14.0 million compared to $38.6 million for the three months ended March 31, 2005.

3.	Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per common share:

Three months ended March 31,	2006	2005
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to common shareholders	$178,980	$44,303
Denominator:
Denominator for basic income per common share –
Weighted average common shares	70,934,718	70,358,129
Per common share equivalents of employee stock options and restricted shares	851,707	1,592,559
Denominator for diluted income per common share –
Adjusted weighted average common shares and assumed conversions	71,786,425	71,950,688
Basic income per common share	$2.52	$0.63
Diluted income per common share	$2.49	$0.62

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.21 per share to shareholders of record on March 15, 2006.

The Board of Directors has authorized a share repurchase program of $150 million. RenaissanceRe’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and capital requirements of RenaissanceRe. See ‘‘Part II — Other Information — Item 2.’’

5.	Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the quarter ending March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of the FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘FAS 123’’) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The adoption of FAS 123(R) was not material.

Prior to adopting FAS 123(R), the Company accounted for stock-based compensation under the fair value recognition provisions of FAS 123 with effect from January 1, 2003 for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Prior to January 1, 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations.

Stock Compensation Plans

The Company has a stock incentive plan under which all employees of the Company and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company's stock incentive plan allows for the purchase of the Company's common shares at a price that is equal to the five day average closing price of the common shares immediately prior to the date of grant. Options to purchase common shares are granted periodically by the Board of Directors, generally vest over four years and expire ten years from the date of grant. Restricted common shares are granted periodically by the Board of Directors and generally vest ratably over a four to five year period. The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock to the Company’s non-employee directors.

The Company's 2001 Stock Incentive Plan allows for the issuance of share-based awards, the issuance of restricted common shares, the issuance of reload options for shares tendered in connection with option exercises and a provision in the calculation of shares available for issuance thereunder that deems the number of shares tendered to or withheld by the Company in connection with certain option exercises to be so available.

In August 2004 the Company’s shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the ‘‘Premium Option Plan’’) under which 6,000,000 common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan.  As described in the Company's Proxy Statement relating to the required shareholder vote, filed with the Securities and Exchange Commission (‘‘SEC’’) in July 2004, the Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum 4-year cliff vesting (subject to waiver by the compensation committee of the Board of Directors), and no discretionary repricing. The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of a change in control. Grantees under the Premium Option Plan must satisfy performance criteria which are determined by the Company’s Compensation Committee. Other terms are substantially similar to the 2001 Plan.

Valuation Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average-assumptions:

	Stock Options
	March 31
	2006	2005
Volatility	24%	23%
Term (in years)	5	5
Dividend yield	2.0%	1.6%
Risk-free interest rate	4.6%	4.2%

Expected Volatility:    The expected volatility is estimated by the Company based on the Company’s historical stock volatility.

Expected Term:    The expected term is estimated by looking at historical experience of similar awards, giving consideration to the contractual terms of the award, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock option awards.

Expected Dividend:    The expected dividend yield is estimated by reviewing the most recent dividend declared by the Board of Directors.

Risk-Free Interest Rate:    The risk free rate is estimated based on the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the stock option grants.

The fair value of restricted shares is determined based on the market value of the Company’s shares on the grant date.

Under the fair value recognition provisions of FAS 123(R), the estimated fair value of employee stock options and other share-based payments, net of estimated forfeitures, is amortized as an expense over the requisite service period. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. The Company’s currently uses an 8% forfeiture rate.

Summary of Stock Compensation Activity:

The following is a summary of activity under the Company’s existing stock compensation plans for the three months ended March 31, 2006:

2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2005	3,151,180	$35.44
Options granted	841,482	42.86	$10.33			$42.66 – $44.30
Options forfeited	(18,716)	51.02
Options expired	(2,470)	53.96
Options exercised	(1,800)	12.83
Balance, March 31, 2006	3,969,676	36.94		6.7	$32,176,311	$11.09 – $53.96
Total options exercisable at
March 31, 2006	2,205,436	$31.85		4.6	$28,613,371	$11.98 – $52.64

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2005	5,174,000	$80.15
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Balance, March 31, 2006	5,174,000	80.15		8.5	$—	$73.06 – $98.98
Total options exercisable at
March 31, 2006	2,500,000	$86.61		8.4	$—	$74.24 – $98.98

Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value
Nonvested at December 31, 2005	631,592	$44.90	27,523	$48.43	659,115	$45.05
Awards granted	349,806	42.80	22,420	44.60	372,226	42.91
Awards vested	(44,023)	42.20	(8,057)	43.08	(52,080)	42.34
Awards canceled/expired/ forfeited	(7,644)	48.44	—	—	(7,644)	48.44
Balance, March 31, 2006	929,731	$43.78	41,886	$46.15	971,617	$43.88

Shares available for issuance under the Company's 2001 Stock Incentive Plan, Premium Option Plan and Non-Employee Director Stock Incentive Plan totaled 4.4 million at March 31, 2006. The total fair value of shares vested during the three months ended March 31, 2006 was $1.9 million. The total cash received from employees as a result of employee stock option and similar awards during the three months ended March 31, 2006 was $nil. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s tax status in Bermuda. The Company issues new shares upon the exercise of an option.

As of March 31, 2006, there was $29.0 million of total unrecognized compensation cost related to restricted shares and $21.3 million related to stock options expense which will be recognized during the next 2.1 years and 3.4 years, respectively.

In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company’s net income and earnings per share for all reported periods had compensation cost been calculated based upon the fair value method recommended in FAS 123:

Three months ended March 31,	2006	2005
(in thousands of U.S. dollars, except per share data)
Net income available to common shareholders, as reported	$178,980	$44,303
Add: stock based employee compensation cost included in determination of net income	1,093	5,070
Deduct: fair value compensation cost under FAS 123	(1,093)	(5,498)
Pro-forma net income available to common shareholders	$178,980	$43,875
Income per share
Basic – as reported	$2.52	$0.63
Basic – pro-forma	$2.52	$0.62
Diluted – as reported	$2.49	$0.62
Diluted – pro-forma	$2.49	$0.61

6.	We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our property catastrophe reinsurance and specialty reinsurance business units and through joint ventures and other activities managed by our Ventures unit. Only Ventures’ business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results. The results of Top Layer Re, ChannelRe Holdings Ltd. (‘‘ChannelRe’’) and Platinum Underwriters Holdings Ltd. (‘‘Platinum’’) are included in the Other category of our segment results.

Our Individual Risk segment provides primary insurance and quota share reinsurance. The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the individual segments.

A summary of the significant components of our revenues and expenses for the three months ended March 31, 2006 and 2005 is as follows:

Three months ended March 31, 2006	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$577,668	$170,724	$—	$748,392
Net premiums written	$548,457	$149,378	—	$697,835
Net premiums earned	$213,373	$138,299	—	$351,672
Net claims and claim expenses incurred	36,680	62,498	—	99,178
Acquisition expenses	28,506	40,308	—	68,814
Operational expenses	12,544	8,387	—	20,931
Underwriting income	$135,643	$27,106	—	162,749
Net investment income			80,434	80,434
Equity in earnings of other ventures			6,552	6,552
Other loss			(1,679)	(1,679)
Interest and preference share dividends			(17,964)	(17,964)
Minority interest – DaVinciRe			(31,457)	(31,457)
Other items, net			(2,899)	(2,899)
Net realized losses on investments			(16,756)	(16,756)
Net income available to common shareholders			$16,231	$178,980
Net claims and claim expenses incurred – current accident year	$75,713	$65,367		$141,080
Net claims and claim expenses incurred – prior years	(39,033)	(2,869)		(41,902)
Net claims and claim expenses incurred – total	$36,680	$62,498		$99,178
Net claims and claim expense ratio – accident year	35.5%	47.3%		40.1%
Net claims and claim expense ratio – calendar year	17.2%	45.2%		28.2%
Underwriting expense ratio	19.2%	35.2%		25.5%
Combined ratio	36.4%	80.4%		53.7%

(1)	Reinsurance segment gross premiums written excludes $6.1 million of premiums assumed from the Individual Risk segment.

Three months ended March 31, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$585,284	$109,049	$—	$694,333
Net premiums written	$528,133	$87,660	—	$615,793
Net premiums earned	$200,370	$101,131	—	$301,501
Net claims and claim expenses incurred	141,944	59,704	—	201,648
Acquisition expenses	20,538	30,970	—	51,508
Operational expenses	14,227	4,616	—	18,843
Underwriting income	$23,661	$5,841	—	29,502
Net investment income			51,215	51,215
Equity in earnings of other ventures			7,567	7,567
Other loss			(3,515)	(3,515)
Interest and preference share dividends			(15,268)	(15,268)
Minority interest – DaVinciRe			(4,384)	(4,384)
Other items, net			(10,625)	(10,625)
Net realized losses on investments			(10,189)	(10,189)
Net income available to common shareholders			$14,801	$44,303
Net claims and claim expenses incurred – current accident year	$160,036	$59,202		$219,238
Net claims and claim expenses incurred – prior years	(18,092)	502		(17,590)
Net claims and claim expenses incurred – total	$141,944	$59,704		$201,648
Net claims and claim expense ratio – accident year	79.9%	58.5%		72.7%
Net claims and claim expense ratio – calendar year	70.8%	59.0%		66.9%
Underwriting expense ratio	17.4%	35.2%		23.3%
Combined ratio	88.2%	94.2%		90.2%

(1)	Reinsurance segment gross premiums written excludes $11.5 million of premiums assumed from the Individual Risk segment.

7.	The Company received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also relate to the Company’s business practice review and to the Company’s determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

In July 2005, James N. Stanard, the Company’s then Chairman and Chief Executive Officer, received a Wells Notice from the staff of the SEC in connection with the SEC’s investigation. The Company understands that Michael W. Cash, a former officer of the Company, also received a Wells Notice in connection with the SEC’s investigation. In addition, in September 2005, the Company received a Wells Notice in connection with the SEC’s investigation. The Wells Notices indicate that the staff intends to recommend that the SEC bring a civil enforcement action against the recipients alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties and disgorgement. In April 2005, the Company also received subpoenas from the SEC and the NYAG relating to its investment in ChannelRe.

The Company is cooperating with the SEC, the NYAG, and the United States Attorney’s Office in these ongoing investigations. The SEC and the United States Attorney’s Office have continued to request information from the Company in connection with their investigations. A number of current and former officers and employees of the Company have been interviewed and deposed in connection with these investigations. It is possible that additional investigations or proceedings may be commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. The Company is unable to predict the ultimate outcome of these investigations or the impact these investigations may have on the Company’s business, including as to the Company’s senior management team. These investigations could result in injunctive relief, penalties, require remediation, or otherwise impact the Company and/or the Company’s senior management team in a manner which may be adverse to the Company, perhaps materially so. The Company intends to continue to cooperate with these investigations. In addition, the Company understands that certain of its contractual counterparties may have been asked to provide or have provided documents and information with respect to contracts to which the Company is a party in the framework of the ongoing industry-wide investigations.

Beginning in July 2005, seven putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint names as defendants in addition to the Company, current and former officers of the Company as defendants (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about the Company’s business and financial condition in, among other things, SEC filings and public statements. In March 2006, the defendants notified the Court of their intention to move to dismiss the Consolidated Amended Complaint. The suit, which is at an early stage, seeks compensatory damages without specifying an amount. The Company intends to vigorously defend this lawsuit.

The Company’s operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company’s primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly-injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in the Company’s loss and loss expense reserves which are discussed in the Company’s loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from the Company’s business ventures. While any such litigation or arbitration contains an element of uncertainty, the Company believes that any such normal course litigation or arbitration to which the Company is presently a party is not likely to have a material adverse effect on the Company’s business or operations.

8.	In April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the total commitment thereunder from $100 million to $200 million and provide for the potential increase of the total commitment to up to $250 million if certain conditions are met; and (iii) increase the minimum net worth requirements with respect to DaVinciRe and DaVinci by $100 million to $350 million and $450 million, respectively. At March 31, 2006, the initial $100 million drawn in 2002 remained outstanding and an additional borrowing of $60 million was made on April 5, 2006. In addition, in April 2006 the Company amended its syndicated letter of credit facility to, among other things, (i) extend the term of the agreement to April 27, 2007; (ii) change the total commitment thereunder from $1.75 billion to $1.7 billion; and (iii) provide for the potential increase of the total commitment to up to $2.0 billion if certain conditions are met.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2006 and 2005. The following also includes a discussion of our financial condition at March 31, 2006. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. We also direct readers to the Safe Harbor Disclosure included in this filing.

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) minority interest, which represents the interest of external parties with respect to the net income of DaVinciRe; and 6) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. In the future we expect our relative tax expenses to increase.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, our traditional core business. We believe our subsidiary Renaissance Reinsurance is one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in 2006 includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice and certain casualty lines. We believe that we are seen as a market leader in certain of these classes of business, such as catastrophe-exposed workers’ compensation, surety and terrorism, and that we have a growing reputation as a ‘‘first call’’ market for these products.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re and DaVinci; 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in other market participants, such as our investments in ChannelRe and Platinum, and other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of Top Layer Re, ChannelRe, Tower Hill Holdings Inc. (‘‘Tower Hill’’) and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington, which writes on an admitted basis. As noted above, we substantially rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Group Services Inc., which conducts initial due diligence as well as ongoing monitoring.

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

REMS© combines computer-generated simulations that estimate event probabilities with exposure and coverage information on each client’s reinsurance contract to produce an estimate of expected claims for reinsurance programs submitted to us. We have also customized REMS© by including additional perils, risks and geographic areas that are not captured in commercially available models.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

Claims and Claim Expense Reserves

We believe that the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred. Our estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance will be material. Also, reserving for our Reinsurance and Individual Risk businesses can involve added uncertainty because of the dependence on information from ceding companies, the time lag inherent in reporting information from the primary insurer to us, and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of paid and incurred losses and may sometimes also include an estimate for incurred but not reported claims (‘‘IBNR’’).

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

For our property catastrophe reinsurance operations, we initially set our claims reserves based on case reserves reported by insureds and ceding companies. We then add to these case reserves our estimates for additional case reserves, and an estimate for IBNR. In addition to the loss information and estimates communicated by cedants, we also use industry information which we gather and retain in our REMS© modeling system. When property catastrophe losses do occur, the information stored in our REMS© modeling system enables us to analyze each of our policies against such loss and compare our estimate of the loss with those reported by our policyholders. The REMS© modeling system also allows us to compare and analyze individual losses reported by policyholders affected by the same loss event. Although the REMS© modeling system assists with the analysis of the underlying loss and provides us with the information and ability to perform increased analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims and the unique characteristics of each loss.

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

The loss estimation for the coverages we offer through our specialty reinsurance and Individual Risk operations is different than that for property catastrophe-oriented coverages, and these coverages are potentially subject to greater uncertainties, relating to factors such as long-term inflation and changes in the social and legal environment. Moreover, in reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines. We estimate our IBNR for these coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique. The utilization of the Bornhuetter-Ferguson technique requires us to estimate an expected ultimate claims and claim expense ratio and select an estimated loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the terms of the coverages we offer. The estimated claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. For the Company’s specialty and Individual Risk lines we also considered estimating reserves utilizing paid and incurred development methods. We elected to use the Bornhuetter-Ferguson technique because this method allows for weight to be applied to expected results, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of paid and/or reported loss data.

The Company’s reserving methodology for each line of business, as discussed above, uses a loss reserving model that calculates a point estimate for the Company’s ultimate losses as opposed to a methodology that develops a range of estimates. The Company then uses this point estimate, along with paid and incurred data, to record its estimate of IBNR. The Company does not use sensitivity analysis in calculating reserves and therefore does not make any specific quantitative assumptions in connection with such an analysis. See ‘‘Reserves for Claims and Claim Expenses’’ for a breakdown of our case reserves, additional case reserves and IBNR by line of business.

Because any reserve estimate is simply an insurer’s estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. In future periods, assuming future reported and paid claims activity is consistent with that of recent quarters, and barring unforeseen circumstances, we believe that, as our reserves on older accident years continue to age, we may experience further reductions to our older accident year reserves. However, there is no assurance that this will occur.

We review our estimates annually with an independent actuarial firm. We also review certain assumptions and methodologies on a quarterly basis. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. Adjustments to our prior year estimated claims reserves will impact our current year net income (loss) by increasing our net income or decreasing our net loss if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income or increasing our net loss if the prior year estimated claims reserves are determined to be insufficient. During the quarters ended March 31, 2006 and 2005, changes to prior year estimated claims reserves had the following impact: during the first quarter of 2006, prior year estimated claims reserves were reduced by $41.9 million and during the first quarter of 2005, prior year estimated claims reserves were reduced by $17.6 million and in each quarter there was a corresponding increase to net income. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. See ‘‘Reserves for Claims and Claim Expenses’’.

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

During 2005 we incurred significant losses from hurricanes Katrina, Rita and Wilma. These losses are in addition to significant losses in 2004 from hurricanes Charley, Frances, Ivan and Jeanne. Our estimates of these losses are based on factors including currently available information derived from preliminary claims information from our clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. In particular, due to the size and unusual complexity of the issues relating to hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, various of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

The estimate of losses recoverable can be more subjective than estimating the underlying claims and claim expense reserves as discussed under the heading ‘‘Claims and Claim Expense Reserves’’ above.  In particular, losses recoverable may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, our expectations about the willingness of our counterparties to pay our claims and other factors.  Losses recoverable on dual trigger reinsurance contracts require us to estimate our ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured industry losses that will be reported by the applicable statistical reporting agency, as per the contract terms. In addition, the level of our additional case reserves and IBNR have a significant impact on losses recoverable. These factors can impact the amount of the losses recoverable to be recorded as well as delay the recognition of losses recoverable to reporting periods that are different from the underlying loss.

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

We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. The valuation allowance recorded against losses recoverable was $46.6 million at March 31, 2006 (December 31, 2005 – $46.0 million). The reinsurers which made up the three largest balances accounted for 20.5%, 18.2% and 13.0%, respectively, of our losses recoverable balance at March 31, 2006 (December 31, 2005 – 17.9%, 14.7% and 11.8%, respectively). The three largest company-specific components of the valuation allowance represented 43.5%, 17.9% and 4.3% of our total valuation allowance at March 31, 2006 (December 31, 2005 – 39.6%, 18.1% and 10.3%).

Premiums

We recognize premiums as revenue over the terms of the related contracts and policies. Our written premiums are based on policy and contract terms and include estimates based on information received from both insureds and ceding companies. The information received is typically in the form of a bordereaux, broker notifications and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of written premium (including adjustment and reinstatement premium), earned premium, acquisition costs and ceding commissions.

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total premiums written estimated in our Individual Risk business at March 31, 2006 and 2005 were $69.9 million and $46.4 million, respectively, and total premiums earned estimated were $17.5 million and $8.9 million, respectively. Total incurred commissions estimated at March 31, 2006 and 2005 were $4.4 million and $2.0 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date such subsequent adjustments have not been material.

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

SUMMARY OF RESULTS OF OPERATIONS

For the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005

Summary Overview

Three months ended March 31	2006	2005	Change	% Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$748,392	$694,333	$54,059	7.8%
Net premiums written	697,835	615,793	82,042	13.3%
Net premiums earned	351,672	301,501	50,171	16.6%
Underwriting income	162,749	29,502	133,247	451.7%
Net investment income	80,434	51,215	29,219	57.1%
Net income available to common shareholders	178,980	44,303	134,677	304.0%
Net income available to common shareholders
per Common Share – diluted	$2.49	$0.62	$1.87	301.6%
Net claims and claim expense ratio – accident year	40.1%	72.7%	(32.6%)
Net claims and claim expense ratio – calendar year	28.2%	66.9%	(38.7%)
Underwriting expense ratio	25.5%	23.3%	2.2%
Combined ratio	53.7%	90.2%	(36.5%)

At March 31, 2006 and December 31, 2005	2006	2005	Change	% Change
Book value per common share	$26.65	$24.52	$2.13	8.7%
Accumulated dividends per common share	5.49	5.28	0.21	4.0%
Book value per common share plus accumulated dividends	$32.14	$29.80	$2.34	7.9%

Net income available to common shareholders was $179.0 million in the first quarter of 2006, compared to $44.3 million in the first quarter of 2005. Fully diluted net income available to common shareholders per common share was $2.49 for the first quarter, compared to $0.62 in the first quarter of 2005. The increase in net income and fully diluted earning per share was primarily due to a 16.6% increase in our net premiums earned, a 36.5 percentage point decrease in our combined ratio and $29.2 million increase in our net investment income.

Book value per common share increased $2.13 or 8.7% to $26.65 at March 31, 2006, compared to $24.52 at December 31, 2005. Book value per common share plus accumulated dividends increased $2.34 or 7.9% to $32.14 at March 31, 2006, compared to $29.80 at December 31, 2005. The growth in book value per share was driven by our net income of $179.0 million, less $15.0 million of common dividends and a $2.7 million reduction in accumulated other comprehensive income. Common shares outstanding increased slightly to 71.9 million at March 31, 2006 from 71.5 million at December 31, 2005.

Underwriting Results

In the first quarter of 2006, we generated $162.7 million of underwriting income, compared to $29.5 million in the first quarter of 2005. The increase in underwriting income was driven by higher net premiums earned and lower net claims and claim expenses as discussed below. We had a combined ratio of 53.7%, a net claims and claim expense ratio of 28.2% and an underwriting expense ratio of 25.5%, in the first quarter of 2006, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 90.2%, 66.9% and 23.3%, respectively, in the first quarter of 2005.

Gross premiums written increased $54.1 million or 7.8% to $748.4 million in the first quarter of 2006, compared to $694.3 million in the first quarter of 2005. The increase in gross premiums written was principally attributable to our Individual Risk segment. Gross premiums written in our Reinsurance segment were essentially flat; property catastrophe gross premiums written increased 29.5% while specialty reinsurance gross premiums written decreased 42.7%. Net premiums written increased $82.0 million or 13.3% in the first quarter of 2006 to $697.8 million from $615.8 million in the first quarter of 2005. The increase in net premiums written was due to the growth in gross premiums written and a $28.0 million decrease in ceded premiums written in our Reinsurance segment. Net premiums earned increased $50.2 million or 16.6% to $351.7 million in the first quarter of 2006, compared to $301.5 million in the first quarter of 2005 due to the growth in gross premiums written and reduction in ceded premiums written noted above.

Net claims and claim expenses decreased by $102.5 million to $99.2 million in the first quarter of 2006 compared to $201.6 million in the same quarter of 2005, due to a $78.2 million reduction in current accident year losses and a $24.3 million increase in favorable development. The reduction in current accident year losses was principally due to no large catastrophes occurring in the first quarter of 2006. In the first quarter of 2005, we incurred $60.7 million in net claims and claim expenses from European windstorm Erwin which had a $43.1 million net negative impact on our first quarter 2005 results after taking into consideration reinstatement premiums and minority interest. The increase in favorable development was primarily attributable to our Reinsurance segment where reported claims and claim expenses were less than expected in our specialty reinsurance business unit.

Net Investment Income

Net investment income increased $29.2 million to $80.4 million in the first quarter of 2006, compared to $51.2 million for the first quarter in 2005 reflecting a higher yield on our portfolio of fixed maturity investments available for sale and short term investments, strong performance by our other investments, and partially offset by our decreased allocation to higher yield fixed maturity investments. Our other investments, which include hedge funds and private equity investments, earned $26.7 million in the first quarter of 2006 compared to $18.7 million in the first quarter of 2005.

Net Realized Investment Losses

In the first quarter of 2006 we incurred net realized investment losses of $16.8 million compared to $10.2 million in the first quarter of 2005. Net realized investment losses in the first quarter of 2006 were driven by $18.8 million of other than temporary impairment charges. Net realized losses in the first quarter of 2005 were principally driven by trading activity in a rising interest rate environment.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures in the first quarter of 2006 represents our pro-rata share of the net income from our investments in our joint ventures, Top Layer Re, ChannelRe and Tower Hill. Equity in earnings of other ventures generated $6.6 million in income in the first quarter of 2006, compared to $7.6 million in the first quarter of 2005. Included in this is our equity in the earnings of our investment in Top Layer Re of $2.8 million in the first quarter of 2006, compared to $3.5 million for the same period in 2005. Our equity in the earnings of ChannelRe was $3.7 million for the first quarter of 2006, compared to $4.0 million for the first quarter of 2005. During the first quarter of 2005 we made a $10.0 million equity investment in Tower Hill. We recorded earnings of $0.1 million from our Tower Hill investment in the first quarter of 2006 compared to $nil in the first quarter of 2005. As with ChannelRe, our equity pick-up from Tower Hill is recorded one quarter in arrears.

Other Income (Loss)

The fee income and other items as reported in other income (loss) are detailed below:

Three months ended March 31,	2006	2005
(in thousands of U.S. dollars)
Fee income	$1,007	$1,000
Other items	(2,686)	(4,515)
Total other income (loss)	$(1,679)	$(3,515)

Fee income was principally generated from the annual management fee we receive from Platinum and remained stable at $1.0 million in the first quarter of 2006 compared to $1.0 million in the first quarter of 2005. Other items generated a loss of $2.7 million in the first quarter of 2006, principally driven by a $3.3 million mark-to-market loss on our warrant to purchase 2.5 million shares of Platinum common stock; compared with a loss of $4.5 million in the first quarter of 2005, which included a $2.1 million mark-to-market loss on our Platinum warrants and a $2.0 million mark-to-market loss on our short position of credit derivatives.

Other Items

Corporate expenses of $5.7 million incurred in the first quarter of 2006 compared with $11.3 million in the first quarter of 2005. The decline in such expenses was due primarily to a decrease in costs incurred related to the Company’s internal business practice review and the ongoing investigations into the Company and certain of its present and former executive officers by governmental authorities. These costs totaled $1.2 million in the first quarter of 2006 compared to $7.4 million in the first quarter of 2005.

Interest expense increased by $2.7 million to $9.3 million in the first quarter of 2006, compared to $6.6 million in the first quarter of 2005 due to the December 2005 funding of $150 million on our revolving credit facility which remained outstanding during the first quarter of 2006.

Minority interest increased $27.1 million to $31.5 million in the first quarter of 2006, compared to $4.4 million in the first quarter of 2005, due to improved underwriting income within the Reinsurance segment which increased DaVinciRe’s net income and, correspondingly, the minority interest.

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

Our underwriting results by segment are provided below:

Reinsurance Segment

Our Reinsurance operations are comprised of three business components: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain activities of Ventures.

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the three months ended March 31, 2006 and 2005:

Three months ended March 31	2006	2005	Change	% Change
(in thousands of U.S. dollars, except rations)
Property catastrophe premiums
Renaissance Reinsurance	$281,725	$253,019	$28,706	11.3%
DaVinci	152,879	82,638	70,241	85.0%
Total property catastrophe premiums written	434,604	335,657	98,947	29.5%
Specialty premiums
Renaissance Reinsurance	121,843	227,525	(105,682)	(46.4%)
DaVinci	21,221	22,102	(881)	(4.0%)
Total specialty premiums written	143,064	249,627	(106,563)	(42.7%)
Total Reinsurance gross premiums written (1)	$577,668	$585,284	$(7,616)	(1.3%)
Net premiums written	$548,457	$528,133	$20,324	3.8%
Net premiums earned – property catastrophe	$155,805	$98,903	$56,902	57.5%
Net premiums earned – specialty	57,568	101,467	(43,899)	(43.3%)
Total net premiums earned	213,373	200,370	13,003	6.5%
Net claims and claim expenses incurred	36,680	141,944	(105,264)	(74.2%)
Acquisition expenses	28,506	20,538	7,968	38.8%
Operational expenses	12,544	14,227	(1,683)	(11.8%)
Underwriting income	$135,643	$23,661	$111,982	473.3%
Net claims and claim expenses incurred – current accident year	$75,713	$160,036	$(84,323)	(52.7%)
Net claims and claim expenses incurred – prior years	(39,033)	(18,092)	(20,941)	115.7%
Net claims and claim expenses incurred – total	$36,680	$141,944	$(105,264)	(74.2%)
Net claims and claim expense ratio – accident year	35.5%	79.9%	(44.4%)
Net claims and claim expense ratio – calendar year	17.2%	70.8%	(53.6%)
Underwriting expense ratio	19.2%	17.4%	1.8%
Combined ratio	36.4%	88.2%	(51.8%)

(1)	Reinsurance gross premiums written excludes $6.1 million and $11.5 million of premiums assumed from the Individual Risk segment for the three months ended March 31, 2006 and 2005, respectively.

Gross Premiums Written

Property Catastrophe Gross Premiums Written — In the first quarter of 2006 our property catastrophe gross premiums written increased by $98.9 million or 29.5% to $434.6 million, compared to $335.7 million in the first quarter of 2005. The increase was primarily a result of increased premiums within our retrocessional reinsurance and U.S. property catastrophe books where: 1) we found some attractive new opportunities and chose to write more business and 2) premium rates increased. A significant portion of the growth in our property catastrophe premiums was placed with our joint venture, DaVinci. Gross premiums written for our managed joint venture, Top Layer Re, which is accounted for under the equity method and is therefore not included in the table above, decreased $14.0 million in the first quarter of 2006 to $25.8 million from $39.8 million in the first quarter of 2005.

Specialty Reinsurance Gross Premiums Written — In the first quarter of 2006 our specialty reinsurance gross premiums written decreased by $106.6 million to $143.1 million, or 42.7% compared to $249.6 million in the first quarter of 2005. The decrease in specialty premium was due to several factors including the non-renewal of one large contract in which the new owner fully retained the risk, clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Net Premiums Written and Earned

Net premiums written in the first quarter of 2006 increased $20.3 million or 3.8% to $548.5 million, compared to $528.1 million in the same quarter of 2005. The increase in net premiums written was principally due to the increase in property catastrophe premium and a $28.0 million decrease in ceded premiums written. The reduction in ceded premiums written was due to a reduction of capacity and higher pricing in property catastrophe reinsurance and as a result we elected to purchase less reinsurance coverage. Net premiums earned in the first quarter of 2006 increased $13.0 million or 6.5% to $213.4 million, compared to $200.4 million for the same quarter of 2005, due to the increase in gross premiums written and the reduction in ceded premiums written noted above.

Underwriting Results

Our Reinsurance segment generated $135.6 million of underwriting income in the first quarter of 2006, compared to $23.7 million in the first quarter of 2005, an increase of $112.0 million. The increase was due to the higher net premiums earned as discussed above and a decrease in net claims and claim expenses ratio. In the first quarter of 2006, our Reinsurance segment generated a net claims and claim expenses ratio of 17.2% and an underwriting expense ratio of 19.2%, compared to 70.8% and 17.4%, respectively, in the first quarter of 2005. Current accident year losses of $75.7 million were down $84.3 million from $160.0 million in the first quarter of 2005 due to no large catastrophes occurring in the first quarter of 2006. In the first quarter of 2005, we incurred $60.7 million of net claims and claim expenses from European windstorm Erwin. In the first quarter of 2006, we had favorable development of $39.0 million which was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance business unit.

Acquisition expenses increased from $20.5 million in the first quarter of 2005 to $28.5 million in the first quarter of 2006, primarily as a result of higher earned premium in the first quarter of 2006 compared to the same period of 2005.

Operating expenses of $12.5 million in the first quarter of 2006 decreased $1.7 million from $14.2 million in the first quarter of 2005.

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

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the three months ended March 31, 2006 and 2005:

Three months ended March 31	2006	2005	Change	% Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$170,724	$109,049	$61,675	56.6%
Net premiums written	$149,378	$87,660	$61,718	70.4%
Net premiums earned	$138,299	$101,131	$37,168	36.8%
Net claims and claim expenses incurred	62,498	59,704	2,794	4.7%
Acquisition expenses	40,308	30,970	9,338	30.2%
Operational expenses	8,387	4,616	3,771	81.7%
Underwriting income	$27,106	$5,841	$21,265	364.1%
Net claims and claim expenses incurred – current accident year	$65,367	$59,202	$6,165	10.4%
Net claims and claim expenses incurred – prior years	(2,869)	502	(3,371)	(671.5%)
Net claims and claim expenses incurred – total	$62,498	$59,704	$2,794	4.7%
Net claims and claim expense ratio – accident year	47.3%	58.5%	(11.2%)
Net claims and claim expense ratio – calendar year	45.2%	59.0%	(13.8%)
Underwriting expense ratio	35.2%	35.2%	0.0%
Combined ratio	80.4%	94.2%	(13.8%)

Premiums

Premiums generated by our Individual Risk segment increased $61.7 million or 56.6% to $170.7 million in the first quarter of 2006 from $109.0 million in the first quarter of 2005. The increase in 2006 gross premiums written was due to an increase in premium from our program managers and quota share partners. Net premiums written increased $61.7 million or 70.4% to $149.4 million in the first quarter of 2006, compared to $87.7 million in the first quarter of 2005 due to the growth in gross premiums written. Ceded premiums written were relatively unchanged. Net premiums earned increased $37.2 million or 36.8% to $138.3 million in the first quarter of 2006, compared to $101.1 million in the first quarter of 2005 due to the increase in net premiums written. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business.

Underwriting Results

Our Individual Risk segment generated $27.1 million of underwriting income in the first quarter of 2006, compared to $5.8 million in the first quarter of 2005, an increase of $21.3 million. The increase was due to the higher net premiums earned discussed above and a decrease in the net claims and claim expenses ratio. In the first quarter of 2006, our Individual Risk segment generated a net claims and claim expenses ratio of 45.2%, an underwriting expense ratio of 35.2% and a combined ratio of 80.4%, compared to 59.0%, 35.2% and 94.2%, respectively, in the first quarter of 2005. The accident year net claims and claim expenses ratio of 47.3% for the three months ended March 31, 2006 was 11.2 percentage points lower than the first quarter of 2005. The decrease in this ratio was due primarily to a higher amount of property premium earned in the first quarter of 2006 than in the first quarter of 2005. In the absence of catastrophes, the net claims and claim expense ratio for our property premium is generally lower than that of our liability premium. In addition, the net claims and claim expense ratio in the first quarter of 2005 was negatively impacted by adverse development from the 2004 large hurricanes. Our Individual Risk prior year reserves developed favorably by $2.9 million in the quarter.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which requires our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At March 31, 2006, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,504.9 million, and the amount of capital and surplus required to be maintained was $329.5 million. Because of an accumulated deficit in earned surplus from prior operations, Glencoe Group Holdings Ltd., Glencoe, DaVinciRe and DaVinci are currently not permitted to pay ordinary dividends to their shareholders without Bermuda Monetary Authority approval.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which are the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (‘‘TDI’’) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At March 31, 2006, the statutory capital and surplus of Stonington was $75.6 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500 million revolving credit facility to meet additional liquidity and capital requirements, of which $150 million was drawn in December 2005 and which remained outstanding at March 31, 2006.

CASH FLOWS

Cash flows from operating activities in the first quarter of 2006 were $146.1 million, which principally consisted of our net income of $187.6 million and increases in reserves for unearned premiums of $351.9 million, offset by a $203.9 million increase in premiums receivable and a $147.8 million decrease in net reserves for claims and claim expenses, among other items. The increase in premiums receivable was principally due to our gross premiums written in the first quarter of 2006. The decrease in net reserves was due to the payment of claims in the current quarter, net of losses incurred in the current quarter and payments received on losses recoverable.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at March 31, 2006, it is likely that we will experience a significant amount of paid claims in 2006 which could result in us having negative cash flows from operations.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

Our gross case reserves, additional case reserves and IBNR by line of business at March 31, 2006 and December 31, 2005 were as follows:

At March 31, 2006	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$555,631	$428,796	$158,488	$1,142,915
Specialty reinsurance	158,410	103,011	403,464	664,885
Total Reinsurance	714,041	531,807	561,952	1,807,800
Individual Risk	240,624	—	370,828	611,452
Total	$954,665	$531,807	$932,780	$2,419,252
At December 31, 2005
Property catastrophe reinsurance	$544,750	$576,992	$207,087	$1,328,829
Specialty reinsurance	180,868	95,312	414,445	690,625
Total Reinsurance	725,618	672,304	621,532	2,019,454
Individual Risk	194,016	—	401,081	595,097
Total	$919,634	$672,304	$1,022,613	$2,614,551

At March 31, 2006, our total case reserves for claims and claim expenses were $954.7 million and our estimated additional case reserves and IBNR reserves were $1,464.6 million. A 5% adjustment to our additional case reserves and IBNR reserves would equate to a $73.2 million adjustment to net claims and claim expenses incurred, which represents 40.9% of our first quarter net income available to common shareholders, and 3.0% of shareholders’ equity at March 31, 2006.

As discussed in the Summary of Critical Accounting Estimates, the most significant accounting judgment made by management is the estimation of claims and claim expense reserves. Because any reserve estimate is simply an insurer’s estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves.

A large portion of our coverages provide protection from natural and man-made catastrophes which are generally infrequent, but can be significant, such as losses from hurricanes and earthquakes. Our claims and claim expense reserves will generally fluctuate, sometimes materially, based upon the occurrence of a significant natural or man-made catastrophic loss for which we provide reinsurance. Our claims reserves will also fluctuate based on the payments we make for these large loss events. The timing of our payments on loss events can be affected by the nature of the event causing the loss, the location of the loss, and whether our losses are from policies with insurers or reinsurers.

During 2003, 2004 and 2005 we increased our specialty reinsurance and Individual Risk gross premiums written (see ‘‘Premiums’’). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates as the reporting of information, the setting of initial reserves, and the loss settlement process for these lines of business, vary from our traditional property catastrophe line of business.

During 2005 we incurred significant losses from hurricanes Katrina, Rita and Wilma. These losses were in addition to significant losses in 2004 from hurricanes Charley, Frances, Ivan and Jeanne. Our estimates of these losses are based on factors including currently available information derived from preliminary claims information from our clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. In particular, due to the size and unusual complexity of the issues relating to hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, various of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

For our Reinsurance and Individual Risk segments, our estimates of claims reserves include case reserves reported to us as well as our estimate of appropriate additional case reserves and IBNR. Our case reserves, additional case reserves, and our estimates for IBNR are based on: 1) claims reports from insureds and program managers; 2) our underwriters' experience in setting claims reserves; 3) the use of computer models where applicable; 4) historical industry claims experience; and 5) statistical and actuarial methods, for certain classes of business, to estimate ultimate expected claims and claim expenses. We review our claims reserves on a regular basis. (Also see ‘‘Summary of Critical Accounting Estimates’’.)

CAPITAL RESOURCES

Our total capital resources at March 31, 2006 and December 31, 2005 were as follows:

(in thousands of U.S. dollars)	At March 31, 2006	At December 31, 2005
Common shareholders' equity	$1,915,889	$1,753,840
Preference shares	500,000	500,000
Total shareholders' equity	2,415,889	2,253,840
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to capital trust	103,093	103,093
5.875% Senior Notes	100,000	100,000
DaVinci Re revolving credit facility – borrowed	100,000	100,000
Revolving credit facility – borrowed	150,000	150,000
Revolving credit facility – unborrowed	350,000	350,000
Total capital resources	$3,368,982	$3,206,933

In the first quarter of 2006, our capital resources increased slightly, primarily due to our net income available to common shareholders of $179.0 million.

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

In January 2003, we issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, we issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at December 31, 2005 and 2004.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2006 and 2005, RenaissanceRe did not repurchase any of the Capital Securities. RenaissanceRe has repurchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the indenture. We were in compliance with all of the covenants of the indenture at March 31, 2006. The Capital Securities mature on March 1, 2027.

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100 million to $350 million and $450 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. At March 31, 2006, the initial $100 million drawn in 2002 remained outstanding and an additional borrowing of $60 million was made on April 5, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.3% during the first quarter of 2006 (2005 – 3.6%). The term of the credit facility may be further extended and the size of the facility may be increased to $250 million if certain conditions are met. At March 31, 2006, DaVinciRe was in compliance with the covenants under this agreement.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. (‘‘RIHL’’). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. In April 2006, the reimbursement agreement was amended to, among other things, (i) extend the term of the agreement to April 27, 2007; (ii) change the total commitment thereunder from $1.75 billion to $1.7 billion; and (iii) provide for the potential increase of the total commitment to up to $2.0 billion if certain conditions are met. At March 31, 2006, we had $1,306.0 million of letters of credit with effective dates on or before March 31, 2006 outstanding under the facility and total letters of credit outstanding under all facilities of $1,400.5 million.

Our subsidiary, Stonington, has provided a letter of credit in the amount of $48.6 million to one counterparty which is secured by cash and eligible marketable securities. In connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. On December 2, 2005, $150 million was drawn under this facility and remained outstanding at March 31, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.1% during the first quarter of 2006. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600 million.

In the fourth quarter of 2005 our consolidated joint venture, DaVinciRe, raised $320.6 million of equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. In conjunction with the transaction, we modified the DaVinciRe shareholders agreement and provided new and existing shareholders with new rights. The second amended and restated shareholders agreement provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder's desire for DaVinciRe to repurchase up to half of such shareholder's aggregate number of shares held. Any share repurchases are subject to certain limitations, as described in the second amended and restated shareholders agreement, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe's capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe's capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, commencing March 1, 2007, if they desire to have DaVinciRe repurchase shares. The repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years.

Our economic ownership interest in DaVinciRe was 19.69% at December 31, 2005, down from 25.25% prior to the capital raise. Subsequent to December 31, 2005, DaVinciRe raised an additional $53.9 million of equity capital in February 2006 and our ownership was reduced to 18.04%. In March 2006, we purchased the shares of one of DaVincRe's original shareholders, effective January 1, 2006, for $15.4 million, subject to a true-up for development on outstanding loss reserves after the settlement of all claims relating to the applicable years. Our economic ownership interest in DaVinciRe is currently 20.4%. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company's consolidated results of operations and financial position.

SHAREHOLDERS' EQUITY

In the first quarter of 2006, our consolidated shareholders' equity, including preference shares, increased by $162.0 million to $2.4 billion at March 31, 2006, from $2.3 billion at December 31, 2005. The change in shareholders' equity was due to our net income available to common shareholders of $179.0 million and offset by $15.0 million of dividends to our common shareholders and a reduction in accumulated other comprehensive income of $2.7 million.

INVESTMENTS

At March 31, 2006, we held investments totaling $5.4 billion, compared to $5.3 billion at December 31, 2005.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At March 31, 2006	At December 31, 2005
Fixed maturity investments available for sale, at fair value	$3,101,935	$2,872,294
Short term investments, at cost	1,621,623	1,653,618
Other investments, at fair value	506,974	586,467
Total managed investments portfolio	5,230,532	5,112,379
Investments in other ventures, under equity method	172,618	178,774
Total investments	$5,403,150	$5,291,153

Our total investments for the three months ended March 31, 2006 increased by $112.0 million from December 31, 2005 primarily from investing a portion of our net cash provided by operating activities in our investment portfolio.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At March 31, 2006, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2005 – AA), an average duration of 1.4 years (December 31, 2005 – 1.4 years) and an average yield to maturity of 5.0% (December 31, 2005 – 4.6%). As noted in our discussion of our cash flows above, it is likely that our 2006 cash flow from operations will be negatively impacted by losses we will be required to pay related to the 2005 large catastrophes.

Renaissance Investment Holdings Ltd.

A portion of our invested assets are directly held by our subsidiary RIHL, a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities for RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. We believe that RIHL permits us to consolidate and substantially facilitate our investment management operations and facilitates posting of letters of credit. Each RIHL share is redeemable for cash or in marketable securities. Over time, the participants in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change. RenaissanceRe and each of our participating operating subsidiaries and affiliates have transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable by the subscribing companies for cash or in marketable securities. RIHL is currently rated AAAf/S2 by S&P.

Other Investments

The table below shows our portfolio of other investments at March 31, 2006 and December 31, 2005:

(in thousands of U.S. dollars)	At March 31, 2006	At December 31, 2005
Type of investment
Hedge funds	$162,433	$214,669
Private equity partnerships	174,181	167,864
Senior secured bank loan fund	77,771	76,451
European high yield credit fund	27,447	64,885
Medium term note representing an interest in a pool of
European fixed income securities	30,000	30,000
Non-US convertible fund	31,077	28,083
Miscellaneous other investments	4,065	4,515
Total investments	$506,974	$586,467

At March 31, 2006 the hedge funds in which we have invested were engaged in various investment strategies, including diversified arbitrage, distressed, U.S. long/short, sector long/short and energy trading with original capital contributed by us, generally in the range of $5 million to $15 million per fund, although we have invested up to $60 million in one hedge fund. The private equity partnerships are primarily engaged in U.S. private equity, real estate, distressed securities and secondary investment strategies with initial capital commitments ranging from $4 million to $25 million. The loan fund primarily invests in senior secured floating rate loans. The European high yield credit fund is denominated in Euros and primarily invests in unlisted and listed fixed and floating rate debt securities issued by entities that are domiciled in or have a substantial portion of their total assets or operations in a European country. The medium term note was issued by an investment company which invests predominantly in investment-grade European fixed income securities and passes through a variable U.S. dollar return on the note based on the performance of the underlying securities. The non-U.S. convertible fund is denominated in Euros and primarily invests in unlisted and listed non-U.S. convertible securities. Included in miscellaneous other investments are catastrophe bonds that generally include variable rate notes where the return is contingent upon climatical or geological events.

Fair values of certain of the other investments noted above are generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $26.7 million at March 31, 2006, compared to $18.7 million at March 31, 2005. Of this amount $18.3 million was related to net unrealized gains compared with $12.1 million related to net unrealized gains at March 31, 2005.

We have committed capital to private equity partnerships of $309.5 million, of which $157.8 million has been contributed at March 31, 2006.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2006, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At March 31, 2006 (in thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)
7.0% Senior Notes	$174,049	$10,500	$163,549	$—	$—
5.875% Senior Notes	140,417	5,875	11,750	11,750	111,042
Capital Securities	278,615	8,540	17,080	17,080	235,915
RenRe revolving credit facility (2)	156,317	156,317	—	—	—
DaVinciRe revolving credit facility (3)	124,126	5,813	11,625	106,688	—
Private equity commitments	151,816	151,816	—	—	—
Operating lease obligations	54,653	4,490	8,900	8,238	33,025
Obligations under derivative contracts	3,332	1,489	1,781	62	—
Reserve for claims and claim expenses (4)	2,419,252	951,807	851,229	282,917	333,299
Total contractual obligations	$3,502,577	$1,296,647	$1,065,914	$426,735	$713,281

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected interest due in 2006 based on the current interest rate on the facility.

(3)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2006 through 2007 based upon the current interest rate on the facility.

(4)	We caution the reader that the information provided above relates to estimated future payment dates of our reserves for claims and claim expenses, is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm.

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

CURRENT OUTLOOK

We currently anticipate the following developments in our business:

Potential improvements in market conditions

The insurance industry experienced substantial catastrophe losses in 2005. Hurricane Katrina is estimated to have resulted in a record level of insured property losses, and there has also been an aggregation of other catastrophic insured losses in 2005, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. These losses are on top of an active year in 2004 in which there were four major hurricanes that made landfall in Florida. These losses may increase perceptions of risk which could result in increased demand for, and reduced availability of, catastrophe exposed insurance and reinsurance. The affected lines include catastrophe reinsurance and catastrophe exposed homeowners business, and also include other catastrophe exposed lines of business, such as offshore energy and large account commercial property. We have also increased certain of our assumptions of catastrophe frequency, and we expect to seek higher nominal prices for catastrophe exposed business, although it remains unclear whether our margins will expand meaningfully, or whether our clients will be prepared to pay the increased prices.

We believe that we are well-positioned to participate in the improving market environment. However, various factors could constrain us, including: (i) the possibility of a higher level of competition than currently anticipated, associated with the rapid movement of capital into the insurance and reinsurance sectors, which could result in a less attractive pricing environment; (ii) limitations on our growth or other adverse impacts arising from the downgrades of our various credit ratings in 2005; and (iii) limitations on human or capital resources available to us.

Reinsurance segment

For 2006 we are projecting over 15% growth in our property catastrophe gross premiums written compared to our 2005 property catastrophe gross premiums written, excluding loss related premium. In 2005, we generated $115.0 million of loss related premium as a result of hurricanes Katrina, Rita and Wilma. We define loss related premium as reinstatement premiums written as a result of these large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost following the large catastrophes, and reinsurance coverage provided to a company to cover a named hurricane. If there is an absence of similar large catastrophic events during 2006, we anticipate such premiums will not recur. In our specialty unit, we are projecting an approximate 35% decline in gross premiums written for 2006 compared to our 2005 specialty gross premiums written, excluding loss related premium. In 2005 we generated $38.4 million in loss related premium. Our projected decline in specialty premium is due to several factors including the non-renewal of one large contract in which the new owner fully retained the risk, clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. In general, our specialty premiums are attributable to a relatively small number of large contracts and the amount of specialty premium can fluctuate significantly between quarters and between years depending upon the number of, and nature of, the transactions which we complete.

Individual Risk segment

We expect that our Individual Risk business will continue to grow into lines that are not catastrophe exposed, given programs that we have recently entered into as well as potential new opportunities, and are projecting approximately 15% growth in gross premiums written for this segment in 2006.

New business

We believe that the current market environment may create more opportunities for the creation of joint ventures and strategic investments. We have established our Ventures unit to facilitate strategic investments. We may consider opportunities in other areas of the insurance and reinsurance markets, or in other financial markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

Government investigations

The SEC, the NYAG, the United States Attorney’s Office for the Southern District of New York, certain state insurance regulatory authorities and others are investigating various practices within the insurance industry, including contingent commission payments to brokers, alleged ‘‘bid-rigging’’, and ‘‘steering’’, as well as the use of non-traditional, or loss mitigation, (re)insurance products. Government authorities are also currently investigating our restatement of the Company’s financial statements. See ‘‘Legal Proceedings’’. We cannot predict the ultimate effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business.

NOTE ON FORWARD-LOOKING STATEMENTS

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

In particular, statements using words such as ‘‘may’’, ‘‘should’’, ‘‘estimate’’, ‘‘expect’’, ‘‘anticipate’’, ‘‘intends’’, ‘‘believe’’, ‘‘predict’’, ‘‘potential’’, or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, overall market trends, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, trends in market conditions, prices, market standing and product volumes, investment results and pricing conditions in the reinsurance and insurance industries.

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

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in fair value of 1.4%, which equated to a decrease in fair value of approximately $66.1 million on a portfolio valued at $4.7 billion at March 31, 2006. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

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

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. At March 31, 2006, we had notional exposure of $100.0 million (December 31, 2005 – $235.0 million) related to foreign currency forward and option contracts purchased in connection with our underwriting operations. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During the first quarter of 2006 we incurred gains of $2.2 million compared with a loss of $0.2 million during the first quarter of 2005 on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar bonds and Euro denominated fixed income and other funds. At March 31, 2006, our combined investment in these bonds, funds and foreign denominated cash was $211.4 million (December 31, 2005 – $234.6 million). To economically hedge our exposure to currency fluctuations from these funds, we have entered into foreign currency forward and option contracts with notional exposure of $149.1 million (December 31, – 2005 $189.1 million). In the future, we may choose to increase our exposure to non-dollar investments. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in other comprehensive income and realized net foreign exchange gains (losses) on these securities are recorded in our statements of operation; the foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar assets are recorded through net foreign exchange gains (losses) in our statements of operation. In the first quarter of 2006 and 2005, we recorded a loss of $2.8 million and a gain of $9.0 million, respectively, on our foreign currency forward and option contracts related to our hedging of non-US dollar investments. In the first quarter of 2006 and 2005, this was offset by a gain of

$3.6 million and a loss of $9.8 million, respectively, on the underlying hedged foreign-currency denominated investments, of which a gain of $2.6 million and a loss of $5.7 million, respectively, relates to available for sale securities and was therefore included in other comprehensive income and a gain of $1.1 million and a loss of $4.1 million, respectively, related to realized foreign exchange gains and losses on our fixed maturity investments available for sale and other investments and unrealized foreign exchange gains and losses on our other investments, which was included in net foreign exchange gains in our consolidated statements of operations.

Equity Risk

We are exposed to equity price risk due to our investment in a warrant to purchase additional common shares of Platinum (see ‘‘Summary of Results of Operations — Investments’’), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum’s common stock. The aggregate fair value of this investment in Platinum was $23.3 million at March 31, 2006 compared to $26.7 million at December 31, 2005. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $5.7 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the warrant would be recorded in other income. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity partnerships whose exit strategies often depend on the equity markets. Such investments totaled $336.6 million at March 31, 2006 (December 31, 2005 – $382.5 million). A hypothetical 10 percent decline in the prices of these hedge funds and private equity partnerships, holding all other factors constant, would have resulted in a $33.6 million decline in the fair value of these investments at March 31, 2006.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, premiums receivable and ceded reinsurance balances.  At March 31, 2006, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit derivatives to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At March 31, 2006, the maximum payments we were obligated to make under credit default swaps was $3.3 million (December 31, 2005 – $3.6 million). We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet at March 31, 2006 was a liability of $2.5 million (December 31, 2005 – $2.6 million). In the first quarter of 2006 and 2005, we recorded losses of $0.2 million and $2.0 million, respectively, from these credit derivatives in our consolidated statements of operations. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at March 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We received a subpoena from the SEC in February 2005, a subpoena from the NYAG in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also relate to our business practice review and to our determination to restate our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

In July 2005, James N. Stanard, our then Chairman and Chief Executive Officer, received a Wells Notice from the staff of the SEC in connection with the SEC’s investigation. We understand that Michael W. Cash, a former officer of the Company, also received a Wells Notice in connection with the SEC’s investigation. In addition, in September 2005, we received a Wells Notice in connection with the SEC’s investigation. The Wells Notices indicate that the staff intends to recommend that the SEC bring a civil enforcement action against the recipients alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties and disgorgement. In April 2005, we also received subpoenas from the SEC and the NYAG relating to our investment in ChannelRe.

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

Beginning in July 2005, seven putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint names as defendants in addition to the Company, current and former officers of the Company as defendants (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about the Company’s business and financial condition in, among other things, SEC filings and public statements. In March 2006, the defendants notified the Court of their intention to move to dismiss the Consolidated Amended Complaint. The suit, which is at an early stage, seeks compensatory damages without specifying an amount. We intend to vigorously defend this lawsuit.

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

Item 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases for the quarter March 31, 2006. RenaissanceRe’s Board has authorized a share repurchase program of $150 million, which the Company publicly announced on August 7, 2003. We repurchased no shares under this program in the quarter ended March 31, 2006. The purchases reflected below exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Shares purchased	Average price per share	Maximum dollar amount still available for repurchase under program
			(in millions)
Beginning shares available to be repurchased			$149.3
January 1–31, 2006	—		N/A
February 1–28, 2006	—		N/A
March 1–31, 2006	7,563	$42.50	N/A
Total	7,563		$149.3

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

10.1	Amended and Restated Employment Agreement, dated as of February 22, 2006, between the Company and Neill A. Currie. (1)

10.2	Board Compensation Summary. (1)

10.3	Form of Restricted Stock Agreement for Directors. (1)

10.4	Form of Option Grant Agreement for Directors. (1)

10.5	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the ‘‘Lenders’’), Citigroup Global Markets Inc., as the sole lead arranger, book manager and co-syndication agent, and Citibank N.A. as administrative agent for the Lenders. (2)

10.6	Fifth Amendment to First Amended and Restated Reimbursement Agreement, dated as of April 28, 2006, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd. and DaVinci Reinsurance Ltd., as account parties, RenaissanceRe Holdings Ltd., the lenders named therein, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent, Deutsche Bank AG New York Branch, as syndication agent, and ING Bank, N.V., London Branch, as documentation agent.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John M. Lummis, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on February 27, 2006.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 11, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.
By:	/s/ John M. Lummis
John M. Lummis Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date:	May 3, 2006