Form 10-Q
period 2006-06-30
RENAISSANCERE HOLDINGS LTD
filed 2006-08-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

OR

[   ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.'s common shares, par value US $1.00 per share, as of July 21, 2006 was 72,031,809.

Total number of pages in this report: 60

RenaissanceRe Holdings Ltd.

INDEX TO FORM 10-Q

Part I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars)

	At
	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value (Amortized cost $3,067,464 and $2,864,402 at June 30, 2006 and December 31, 2005, respectively)	$3,079,855	$2,872,294
Short term investments, at cost	1,911,693	1,653,618
Other investments, at fair value	526,844	586,467
Investments in other ventures, under equity method	186,979	178,774
Total investments	5,705,371	5,291,153
Cash and cash equivalents	187,340	174,001
Premiums receivable	857,687	363,105
Ceded reinsurance balances	241,315	57,134
Losses recoverable	464,556	673,190
Accrued investment income	37,639	25,808
Deferred acquisition costs	158,600	107,951
Other assets	86,121	178,919
Total assets	$7,738,629	$6,871,261
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses	$2,347,525	$2,614,551
Reserve for unearned premiums	1,113,391	501,744
Debt	485,000	500,000
Subordinated obligation to capital trust	103,093	103,093
Reinsurance balances payable	477,477	292,307
Other liabilities	118,191	142,815
Total liabilities	4,644,677	4,154,510
Minority Interest – DaVinciRe	555,433	462,911
Shareholders' Equity
Preference shares	500,000	500,000
Common shares and additional paid-in capital	356,462	351,285
Accumulated other comprehensive income	4,993	4,760
Retained earnings	1,677,064	1,397,795
Total shareholders' equity	2,538,519	2,253,840
Total liabilities, minority interest, and shareholders' equity	$7,738,629	$6,871,261

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2006 and 2005
(in thousands of United States Dollars, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Gross premiums written	$742,551	$443,483	$1,490,943	$1,137,816
Net premiums written	$512,244	$387,889	$1,210,079	$1,003,682
Increase in unearned premiums	(81,303)	(49,136)	(427,466)	(363,428)
Net premiums earned	430,941	338,753	782,613	640,254
Net investment income	74,012	45,769	154,446	96,984
Net foreign exchange (losses) gains	(2,441)	7,134	582	7,848
Equity in earnings of other ventures	9,221	7,798	15,773	15,365
Other (loss) income	(84)	3,205	(1,763)	(310)
Net realized (losses) gains on investments	(24,348)	1,583	(41,104)	(8,606)
Total revenues	487,301	404,242	910,547	751,535
Expenses
Net claims and claim expenses incurred	207,336	108,799	306,514	310,447
Acquisition expenses	74,597	45,574	143,411	97,082
Operational expenses	29,056	23,377	49,987	42,220
Corporate expenses	5,571	8,694	11,310	20,033
Interest expense	10,370	6,967	19,671	13,572
Total expenses	326,930	193,411	530,893	483,354
Income before minority interest and taxes	160,371	210,831	379,654	268,181
Minority interest – DaVinciRe	21,207	30,283	52,664	34,667
Income before taxes	139,164	180,548	326,990	233,514
Income tax expense	(94)	—	(277)	—
Net income	139,070	180,548	326,713	233,514
Dividends on preference shares	8,662	8,566	17,325	17,229
Net income available to common shareholders	$130,408	$171,982	$309,388	$216,285
Net income available to common shareholders per Common Share – basic	$1.84	$2.44	$4.36	$3.07
Net income available to common shareholders per Common Share – diluted	$1.81	$2.39	$4.31	$3.00
Dividends declared per common share	$0.21	$0.20	$0.42	$0.40

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2006 and 2005
(in thousands of United States Dollars)
(Unaudited)

	Six months ended
	June 30, 2006	June 30, 2005
Preference shares	$500,000	$500,000
Common stock and additional paid-in capital
Balance – January 1	351,285	328,896
Exercise of options and issuance of restricted stock awards	5,177	8,779
Balance – June 30	356,462	337,675
Accumulated other comprehensive income
Balance – January 1	4,760	78,960
Net unrealized gains (losses) on securities, net of adjustment (see disclosure below)	233	(17,599)
Balance – June 30	4,993	61,361
Retained earnings
Balance – January 1	1,397,795	1,736,186
Net income	326,713	233,514
Dividends on Common Shares	(30,119)	(28,547)
Dividends on Preference Shares	(17,325)	(17,229)
Balance – June 30	1,677,064	1,923,924
Total Shareholders' Equity	$2,538,519	$2,822,960
Comprehensive income
Net income	$326,713	$233,514
Other comprehensive gain (loss)	233	(17,599)
Comprehensive income	$326,946	$215,915
Disclosure regarding net unrealized gains (losses)
Net unrealized holding losses arising during period	$(40,871)	$(26,205)
Net realized losses included in net income	41,104	8,606
Change in net unrealized gains (losses) on securities	$233	$(17,599)

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2006 and 2005
(in thousands of United States Dollars)
(Unaudited)

	Six months ended
	June 30, 2006	June 30, 2005
Cash flows provided by operating activities
Net income	$326,713	$233,514
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	(3,963)	5,575
Net realized investment losses	41,104	8,606
Equity in undistributed earnings of other ventures	(3,307)	1,875
Net unrealized gains included in investment income	(25,544)	(9,435)
Net unrealized losses included in other loss	5,527	2,090
Minority interest in undistributed net income of DaVinciRe	52,664	34,667
Change in:
Premiums receivable	(494,582)	(345,880)
Ceded reinsurance balances	(184,181)	(34,483)
Deferred acquisition costs	(50,649)	(48,999)
Reserve for claims and claim expenses, net	(58,392)	1,815
Reserve for unearned premiums	611,647	397,912
Reinsurance balances payable	185,170	138,323
Other	(18,753)	39,815
Net cash provided by operating activities	383,454	425,395
Cash flows used in investing activities
Proceeds from sales and maturities of investments available for sale	2,813,652	13,353,812
Purchases of investments available for sale	(2,979,108)	(13,379,965)
Net purchases of short term investments	(258,075)	(79,064)
Net sales (purchases) of other investments	85,167	(144,174)
Net purchases of investments in other ventures	(7,500)	(10,000)
Net cash used in investing activities	(345,864)	(259,391)
Cash flows used in financing activities
Dividends paid – common shares	(30,119)	(28,547)
Dividends paid – preference shares	(17,325)	(17,229)
Net increase in minority interest	38,193	—
Net repayment of debt	(15,000)	—
Net cash used in financing activities	(24,251)	(45,776)
Net increase in cash and cash equivalents	13,339	120,228
Cash and cash equivalents, beginning of period	174,001	66,740
Cash and cash equivalents, end of period	$187,340	$186,968

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company's consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, and the fair value of other investments and financial instruments. This report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

•	RenaissanceRe Holdings Ltd. (‘‘RenaissanceRe’’ or the ‘‘Company’’), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’) is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’) and Starbound Holdings Ltd. (‘‘Starbound’’), both recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinci's parent, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’). The results of DaVinci and DaVinciRe are consolidated in the Company's financial statements. Minority interests represent the interests of external parties with respect to the net income and shareholders' equity of DaVinciRe. Renaissance Underwriting Managers Ltd., a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company's Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’). These operating subsidiaries principally include Stonington Insurance Company (‘‘Stonington’’), which writes business on an admitted basis, and Glencoe Insurance Ltd. (‘‘Glencoe’’) and Lantana Insurance Ltd. (‘‘Lantana’’), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $96.7 million and $99.7 million for the six months ended June 30, 2006 and 2005, respectively. In addition to loss recoveries, certain of the Company's ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the six months ended June 30, 2006 were $12.5 million compared to $12.9 million for the six months ended June 30, 2005.

3.	Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per common share:

Three months ended June 30,	2006	2005
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to common shareholders	$130,408	$171,982
Denominator:
Denominator for basic income per common share –
Weighted average common shares	71,048,845	70,585,079
Per common share equivalents of employee stock options and restricted shares	876,678	1,431,104
Denominator for diluted income per common share –
Adjusted weighted average common shares and assumed conversions	71,925,523	72,016,183
Basic income per common share	$1.84	$2.44
Diluted income per common share	$1.81	$2.39

Six months ended June 30,	2006	2005
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to common shareholders	$309,388	$216,285
Denominator:
Denominator for basic income per common share –
Weighted average common shares	70,991,781	70,471,604
Per common share equivalents of employee stock options and restricted shares	864,193	1,511,822
Denominator for diluted income per common share –
Adjusted weighted average common shares and assumed conversions	71,855,974	71,983,426
Basic income per common share	$4.36	$3.07
Diluted income per common share	$4.31	$3.00

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.21 per share to shareholders of record on each of March 15 and June 15, 2006.

The Board of Directors has authorized a share repurchase program of $150 million. RenaissanceRe's decision to repurchase common shares will depend on, among other matters, the market price of the common shares and capital requirements of RenaissanceRe. The Company did not repurchase any shares under the share repurchase program during the six months ended June 30, 2006. See ‘‘Part II — Other Information — Item 2.’’

5.	Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the six months ending June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘FAS 123’’) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The adoption of FAS 123(R) did not have a material impact on the Company.

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

Stock Compensation Plans

The Company has a stock incentive plan (the ‘‘2001 Stock Incentive Plan’’) under which all employees of the Company and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company's 2001 Stock Incentive Plan allows for the purchase of the Company's common shares at a price that is equal to the five day average closing price of the common shares immediately prior to the date of grant. Options to purchase common shares are granted periodically by the Board of Directors, generally vest over four years and expire ten years from the date of grant. Restricted common shares are granted periodically by the Board of Directors and generally vest ratably over a four or five year period. The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock to the Company's non-employee directors.

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

In August 2004, the Company's shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the ‘‘Premium Option Plan’’) under which 6,000,000 common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan. As described in the Company's Proxy Statement relating to the required shareholder vote, filed with the Securities and Exchange Commission (‘‘SEC’’) in July 2004, the Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum 4-year cliff vesting (subject to waiver by the compensation committee of the Board of Directors), and no discretionary repricing. The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of a change in control. Grantees under the Premium Option Plan must satisfy performance criteria which are determined by the Company's Compensation Committee. Other terms are substantially similar to the 2001 Plan.

Valuation Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average-assumptions:

	Stock Options
	Three months ended June 30,		Six months ended June 30,
	2006(1)	2005(1)	2006	2005
Volatility	N/A	N/A	24%	23%
Term (in years)	N/A	N/A	5	5
Dividend yield	N/A	N/A	2.0%	1.6%
Risk-free interest rate	N/A	N/A	4.6%	4.2%

(1)	No stock options were issued during the three months ended June 30, 2006 and 2005

Expected Volatility:    The expected volatility is estimated by the Company based on the Company's historical stock volatility.

Expected Term:    The expected term is estimated by looking at historical experience of similar awards, giving consideration to the contractual terms of the award, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock option awards.

Expected Dividend Yield:    The expected dividend yield is estimated by reviewing the most recent dividend declared by the Board of Directors.

Risk-Free Interest Rate:    The risk free rate is estimated based on the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the stock option grants.

The fair value of restricted shares is determined based on the market value of the Company's shares on the grant date.

Under the fair value recognition provisions of FAS 123(R), the estimated fair value of employee stock options and other share-based payments, net of estimated forfeitures, is amortized as an expense over the requisite service period. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. The Company currently uses an 8% forfeiture rate.

Summary of Stock Compensation Activity:

The following is a summary of activity under the Company's existing stock compensation plans for the six months ended June 30, 2006:

2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2005	3,151,180	$35.44
Options granted	841,482	42.86	$10.33			$42.66 – $44.30
Options forfeited	(18,716)	51.02
Options expired	(2,470)	53.96
Options exercised	(1,800)	12.83			$60,696
Balance, March 31, 2006	3,969,676	36.94		6.7	$32,176,311	$11.09 – $53.96
Total options exercisable
at March 31, 2006	2,205,436	$31.85		4.6	$28,613,371	$11.98 – $52.64
Balance, March 31, 2006	3,969,676	$36.94
Options granted	—	—
Options forfeited	(71,201)	48.12
Options expired	—	—
Options exercised	(1,500)	39.07			$6,360
Balance, June 30, 2006	3,896,975	36.74		6.4	$47,806,400	$11.09 – $53.96
Total options exercisable
at June 30, 2006	2,259,565	$32.19		4.4	$37,911,496	$11.98 – $52.62

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2005	5,174,000	$80.15
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Balance, March 31, 2006	5,174,000	$80.15		8.5	$—	$73.06 – $98.98
Total options exercisable
at March 31, 2006	2,500,000	$86.61		8.4	$—	$74.24 – $98.98
Balance, March 31, 2006	5,174,000	$80.15
Options granted	—	—
Options forfeited	(700,000)	—
Options expired	—	—
Options exercised	—	—
Balance, June 30, 2006	4,474,000	$81.07		8.2	$—	$73.06 – $98.98
Total options exercisable
at June 30, 2006	2,500,000	$86.61		8.2	$—	$74.24 – $98.99

Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value
Nonvested at December 31, 2005	631,592	$44.90	27,523	$48.43	659,115	$45.05
Awards granted	349,806	42.80	22,420	44.60	372,226	42.91
Awards vested	(44,023)	42.20	(8,057)	43.08	(52,080)	42.34
Awards canceled/expired/forfeited	(7,644)	48.44	—	—	(7,644)	48.44
Nonvested at March 31, 2006	929,731	$43.78	41,886	$46.15	971,617	$43.88
Awards granted	1,334	$45.47	2,205	$45.34	3,539	45.39
Awards vested	(73,201)	42.43	(5,100)	45.72	(78,301)	42.64
Awards canceled/expired/forfeited	(21,128)	46.99	—	—	(21,128)	46.99
Nonvested at June 30, 2006	836,736	$43.83	38,991	$46.16	875,727	$43.93

Shares available for issuance under the Company's 2001 Stock Incentive Plan, Premium Option Plan and Non-Employee Director Stock Incentive Plan totaled 5.2 million at June 30, 2006. The total fair value of shares vested during the three and six months ended June 30, 2006 was $3.5 million and $5.4 million, respectively. There was no cash received from employees as a result of employee stock option and similar awards during the three and six months ended June 30, 2006. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's tax status in Bermuda. The Company issues new shares upon the exercise of an option.

As of June 30, 2006, there was $26.7 million of total unrecognized compensation cost related to restricted shares and $19.5 million related to stock options expense which will be recognized during the next 1.96 years and 2.64 years, respectively.

In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company's net income and earnings per share for all reported periods had compensation cost been calculated based upon the fair value method recommended in FAS 123:

Three months ended June 30,	2006	2005
(in thousands of U.S. dollars, except per share data)

Net income available to common shareholders, as reported	$130,408	$171,982
Add: stock based employee compensation cost included in determination of net income	5,053	5,120
Deduct: fair value compensation cost under FAS 123	(5,053)	(5,498)
Pro-forma net income available to common shareholders	$130,408	$171,604
Income per share
Basic – as reported	$1.84	$2.44
Basic – pro-forma	$1.84	$2.43
Diluted – as reported	$1.81	$2.39
Diluted – pro-forma	$1.81	$2.38
Six months ended June 30,	2006	2005
(in thousands of U.S. dollars, except per share data)

Net income attributable to common shareholders, as reported	$309,388	$216,285
Add: stock based employee compensation cost included in determination of net loss	6,146	10,190
Deduct: fair value compensation cost under FAS 123	(6,146)	(10,996)
Pro-forma net income available to common shareholders	$309,388	$215,479
Income per share
Basic – as reported	$4.36	$3.07
Basic – pro-forma	$4.36	$3.06
Diluted – as reported	$4.31	$3.00
Diluted – pro-forma	$4.31	$2.99

6.	We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our property catastrophe reinsurance and specialty reinsurance business units and through joint ventures and other activities managed by our Ventures unit. Only Ventures' business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results. The results of Top Layer Re, Starbound, ChannelRe Holdings Ltd. (‘‘ChannelRe’’), Tower Hill Holdings Inc. (‘‘Tower Hill’’) and Platinum Underwriters Holdings Ltd. (‘‘Platinum’’) are included in the Other category of our segment results.

Our Individual Risk segment provides primary insurance and quota share reinsurance. The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the individual segments.

A summary of the significant components of our revenues and expenses for the three and six month periods ended June 30, 2006 and 2005 is as follows:

Three months ended June 30, 2006	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$531,722	$210,829	$—	$742,551
Net premiums written	$361,558	$150,686	—	$512,244
Net premiums earned	$278,061	$152,880	—	$430,941
Net claims and claim expenses incurred	97,945	109,391	—	207,336
Acquisition expenses	31,091	43,506	—	74,597
Operational expenses	19,763	9,293	—	29,056
Underwriting income (loss)	$129,262	$(9,310)	—	119,952
Net investment income			74,012	74,012
Equity in earnings of other ventures			9,221	9,221
Other loss			(84)	(84)
Interest and preference share dividends			(19,032)	(19,032)
Minority interest – DaVinciRe			(21,207)	(21,207)
Other items, net			(8,106)	(8,106)
Net realized losses on investments			(24,348)	(24,348)
Net income available to common shareholders			$10,456	$130,408
Net claims and claim expenses incurred – current accident year	$100,776	$117,892		$218,668
Net claims and claim expenses incurred – prior years	(2,831)	(8,501)		(11,332)
Net claims and claim expenses incurred – total	$97,945	$109,391		$207,336
Net claims and claim expense ratio – accident year	36.2%	77.1%		50.7%
Net claims and claim expense ratio – calendar year	35.2%	71.6%		48.1%
Underwriting expense ratio	18.3%	34.5%		24.1%
Combined ratio	53.5%	106.1%		72.2%

(1)	Reinsurance segment gross premiums written excludes $30.6 million of premiums assumed from the Individual Risk segment.

Three months ended June 30, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$223,339	$220,144	$—	$443,483
Net premiums written	$184,477	$203,412	—	$387,889
Net premiums earned	$206,651	$132,102	—	$338,753
Net claims and claim expenses incurred	26,117	82,682	—	108,799
Acquisition expenses	13,273	32,301	—	45,574
Operational expenses	17,384	5,993	—	23,377
Underwriting income	$149,877	$11,126	—	161,003
Net investment income			45,769	45,769
Equity in earnings of other ventures			7,798	7,798
Other income			3,205	3,205
Interest and preference share dividends			(15,533)	(15,533)
Minority interest – DaVinciRe			(30,283)	(30,283)
Other items, net			(1,560)	(1,560)
Net realized gains on investments			1,583	1,583
Net income available to common shareholders			$10,979	$171,982
Net claims and claim expenses incurred – current accident year	$91,845	$82,020		$173,865
Net claims and claim expenses incurred – prior years	(65,728)	662		(65,066)
Net claims and claim expenses incurred – total	$26,117	$82,682		$108,799
Net claims and claim expense ratio – accident year	44.4%	62.1%		51.3%
Net claims and claim expense ratio – calendar year	12.6%	62.6%		32.1%
Underwriting expense ratio	14.8%	29.0%		20.4%
Combined ratio	27.4%	91.6%		52.5%

(1)	Reinsurance segment gross premiums written excludes $1.7 million of premiums assumed from the Individual Risk segment.

Six months ended June 30, 2006	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$1,109,390	$381,553	$—	$1,490,943
Net premiums written	$910,015	$300,064	—	$1,210,079
Net premiums earned	$491,434	$291,179	—	$782,613
Net claims and claim expenses incurred	134,625	171,889	—	306,514
Acquisition expenses	59,597	83,814	—	143,411
Operational expenses	32,307	17,680	—	49,987
Underwriting income	$264,905	$17,796	—	282,701
Net investment income			154,446	154,446
Equity in earnings of other ventures			15,773	15,773
Other loss			(1,763)	(1,763)
Interest and preference share dividends			(36,996)	(36,996)
Minority interest – DaVinciRe			(52,664)	(52,664)
Other items, net			(11,005)	(11,005)
Net realized losses on investments			(41,104)	(41,104)
Net income available to common shareholders			$26,687	$309,388
Net claims and claim expenses incurred – current accident year	$176,489	$183,259		$359,748
Net claims and claim expenses incurred – prior years	(41,864)	(11,370)		(53,234)
Net claims and claim expenses incurred – total	$134,625	$171,889		$306,514
Net claims and claim expense ratio – accident year	35.9%	62.9%		46.0%
Net claims and claim expense ratio – calendar year	27.4%	59.0%		39.2%
Underwriting expense ratio	18.7%	34.9%		24.7%
Combined ratio	46.1%	93.9%		63.9%

(1)	Reinsurance segment gross premiums written excludes $36.7 million of premiums assumed from the Individual Risk segment.

Six months ended June 30, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$808,623	$329,193	$—	$1,137,816
Net premiums written	$712,610	$291,072	—	$1,003,682
Net premiums earned	$407,021	$233,233	—	$640,254
Net claims and claim expenses incurred	168,061	142,386	—	310,447
Acquisition expenses	33,811	63,271	—	97,082
Operational expenses	31,611	10,609	—	42,220
Underwriting income	$173,538	$16,967	—	190,505
Net investment income			96,984	96,984
Equity in earnings of other ventures			15,365	15,365
Other loss			(310)	(310)
Interest and preference share dividends			(30,801)	(30,801)
Minority interest – DaVinciRe			(34,667)	(34,667)
Other items, net			(12,185)	(12,185)
Net realized losses on investments			(8,606)	(8,606)
Net income available to common shareholders			$25,780	$216,285
Net claims and claim expenses incurred – current accident year	$251,881	$141,222		$393,103
Net claims and claim expenses incurred – prior years	(83,820)	1,164		(82,656)
Net claims and claim expenses incurred – total	$168,061	$142,386		$310,447
Net claims and claim expense ratio – accident year	61.9%	60.5%		61.4%
Net claims and claim expense ratio – calendar year	41.3%	61.0%		48.5%
Underwriting expense ratio	16.1%	31.7%		21.8%
Combined ratio	57.4%	92.7%		70.3%

(1)	Reinsurance segment gross premiums written excludes $13.2 million of premiums assumed from the Individual Risk segment.

7.	The Company received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in March 2005, and a subpoena from the United States Attorney's Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney's Office also relate to the Company's business practice review and to the Company's determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, the Company understands that certain of its contractual counterparties may have been asked to provide or have provided documents and information with respect to contracts to which the Company is a party in the framework of the ongoing industry-wide investigations. In April 2005, the Company also received subpoenas from the SEC and the NYAG relating to its investment in ChannelRe.

In July 2005, James N. Stanard, the Company's then Chairman and Chief Executive Officer, received a Wells Notice from the staff of the SEC in connection with the SEC's investigation relating to the Company's restatement. In September 2005, the Company received a Wells Notice in connection with that investigation. The Wells Notices indicate that the staff intends to recommend that the SEC bring a civil enforcement action against the recipients alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties and disgorgement. The Company understands that Michael W. Cash, a former officer of the Company, also received a Wells Notice in connection with the SEC's investigation.

The Company has cooperated with the SEC, the NYAG, and the United States Attorney's Office as to these investigations. The SEC and the United States Attorney's Office have continued to request information from the Company in connection with their investigations. It is possible that additional investigations or proceedings may be commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. The Company is unable to predict the ultimate outcome of these ongoing investigations or the impact these investigations may have on the Company's business, including as to the Company's senior management team. These investigations could result in injunctive relief or penalties, require remediation, or otherwise impact the Company and/or the Company's senior management team in a manner which may be adverse to the Company, perhaps materially so.

The Company has submitted an offer of settlement to the SEC in connection with the SEC's investigation relating to the Company's restatement. Pursuant to the offer of settlement, which the SEC staff has indicated it will recommend to the SEC Commissioners, the Company will consent, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws and ordering the Company to pay disgorgement of $1 and a civil penalty of $15 million. The Company will also retain an independent consultant to review certain of the Company's internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of the Company's Board of Directors and procedures performed by the Company's auditors in connection with their audit of the Company's financial statements for the fiscal year ended December 31, 2004. The proposed settlement, which has the support of the SEC staff, remains subject to approval by the SEC Commissioners, and by the federal court in which the SEC's complaint against the Company will be filed. The amount of the monetary penalty discussed above has been previously provided for by the Company. The Company can give no assurances that the proposed settlement will receive the necessary approvals. If the proposed settlement is not approved, the Company could be subject to different or additional remedies, both monetary and non-monetary, which could adversely affect the Company's business or financial statements, perhaps materially. Disposition of the SEC's investigation relating to the Company's restatement would not dispose of other ongoing investigations, including that being conducted by United States Attorney's Office for the Southern District of New York. The Company intends to continue to cooperate with the ongoing investigations.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint names as defendants, in addition to the Company, current and former officers of the Company (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition in, among other things, SEC filings and public statements. In June 2006, the defendants filed motions to dismiss the Consolidated Amended Complaint. The suit, which is at an early stage, seeks compensatory damages without specifying an amount. The proposed settlement with the SEC described above would not dispose of this private suit, which the Company intends to vigorously defend.

The Company's operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company's primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly-injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company's subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in the Company's loss and loss expense reserves which are discussed in the Company's loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from the Company's business ventures. While any such litigation or arbitration contains an element of uncertainty, the Company believes that any such normal course litigation or arbitration to which the Company is presently a party is not likely to have a material adverse effect on the Company's business or operations.

8.	On May 31, 2006, the Company invested $7.5 million in Starbound, which represents a 5.9% equity ownership interest in Starbound. Starbound owns 100% of Starbound Reinsurance Ltd. (‘‘Starbound Re’’), a Class 3 Bermuda domiciled reinsurer. Starbound was capitalized on May 31, 2006 with $126.5 million of equity capital. The equity, net of capital raising costs, was contributed to Starbound Re. Starbound Re issued $184 million of debt on May 31, 2006. The Company wrote additional property catastrophe excess of loss reinsurance contracts incepting during the period from June 1, 2006 to July 1, 2006 and then ceded up to 80% of these contracts to Starbound Re in accordance with a fully-collateralized quota share agreement in return for an underwriting profit commission and an expense override. The Company manages the administration of Starbound for an annual fee. The Company's equity ownership interest in Starbound is accounted for under the equity method of accounting. During the period ended June 30, 2006, the Company ceded $83.6 million of premium and $9.2 million of acquisition expenses to Starbound Re. The Company had a net outstanding payable to Starbound and its subsidiary Starbound Re of $73.7 million at June 30, 2006.

On June 1, 2006, Timicuan Reinsurance Ltd. (‘‘Tim Re’’), a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors to provide Tim Re with additional capacity to accept property catastrophe excess of loss reinsurance business. Tim Re is a Class 3 Bermuda domiciled reinsurer. The Company ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2006 to Tim Re under a fully-collateralized reinsurance contract in return for an underwriting profit commission. The Class B shareholders will participate in substantially all of the profits or losses of Tim Re while the Class B shares remain outstanding. The Class B shares indemnify Tim Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under Statement of Financial Accounting Standards No. 113, Accounting and

Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (‘‘FAS 113’’). The sale of the Class B shares was considered a reconsideration event under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ‘‘FIN 46(R).’’ In accordance with the provisions of FIN 46(R), Tim Re is considered a variable interest entity (‘‘VIE’’) and the Company is considered the primary beneficiary. As a result, Tim Re is consolidated by the Company and all significant inter-company transactions have been eliminated. The Class B share capital has been invested by Tim Re in short term investments and is pledged as collateral to the Company in support of obligations arising under the reinsurance contract. Tim Re is required to repurchase the Class B shares subsequent to the end of the exposure period. The Company ceded $27.6 million of premium to Tim Re under the auto facultative retrocessional excess of loss reinsurance contract through June 30, 2006.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2006 and 2005. The following also includes a discussion of our financial condition at June 30, 2006. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. We also direct readers to the Safe Harbor Disclosure included in this filing.

GENERAL

RenaissanceRe was established in 1993 to write property catastrophe reinsurance. By pioneering the use of sophisticated computer models to construct our portfolio, we believe we have become one of the world's largest and most successful catastrophe reinsurers. Recently, we have leveraged our expertise and have established additional franchises in other selected areas of insurance and reinsurance.

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to clients affected by these events. We are exposed to significant losses from these catastrophic events and other exposures that we cover which can cause significant volatility in our financial results.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, our traditional core business. We believe our subsidiary Renaissance Reinsurance is one of the world's leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in 2006 includes various classes of business, such as catastrophe exposed workers' compensation, surety, terrorism, medical malpractice and certain casualty lines. We believe that we are seen as a market leader in certain of these classes of business, such as catastrophe-exposed workers' compensation, surety and terrorism.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re, DaVinci and Starbound; 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in other market participants, such as our investments in ChannelRe and Platinum, and other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci, Tim Re and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, ChannelRe, Starbound, Tower Hill and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is primarily produced through three distribution channels: 1) program managers — where we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) quota share reinsurance — where we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions; and 3) brokers — where we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

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

Modeling

We have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS©). REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. Catastrophe exposure data is gathered from clients and other third parties and this exposure data is input into our REMS© modeling system. The REMS© modeling system enables us to measure each policy on a consistent basis and provides us with a measurement of an appropriate price to charge for each policy based upon the risk that is assumed. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program. While REMS© is most developed in analyzing catastrophe risks, it is also used for analyzing other classes of risk. We believe that our tools for assessing non-catastrophe risks are comparatively less sophisticated and less well developed than those for catastrophe risks. We are working to better develop our analytical techniques relating to non-catastrophe risks.

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

For our property catastrophe reinsurance business, which is generally characterized by loss events of low frequency and high severity, reporting of claims in general tends to be relatively prompt (as compared to reporting of claims for ‘‘long-tail’’ products, which tends to be relatively slower). However, the timing of claims reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes, earthquakes or terrorism); the geographic area involved; and the quality of each customer's claims management and reserving practices. Management's judgments regarding these factors are reflected in management's reserve estimates. Because the events from which claims arise under policies written by our property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, we are often able to use independent reports of such events to augment our loss reserve estimation process. However, based upon the amount and timing of the reported claims from any one or more catastrophic events, such reserve estimates may change significantly from one quarter to another. Once we receive a notice of loss under a catastrophe reinsurance contract, we are generally able to process such claims promptly.

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

The loss estimation for the coverages we offer through our specialty reinsurance and Individual Risk operations is different than that for property catastrophe-oriented coverages, and these coverages are more subject to factors such as long-term inflation and changes in the social and legal environment, which we believe gives rise to greater uncertainty. Moreover, in reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines. We estimate our IBNR for these coverages by utilizing an actuarial method known as the Bornhuetter-Ferguson technique. The utilization of the Bornhuetter-Ferguson technique requires us to estimate an expected ultimate claims and claim expense ratio and select an estimated loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios and estimated loss reporting patterns by reviewing industry standards and adjusting these standards based upon the terms of the coverages we offer. The estimated claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. For the Company's specialty and Individual Risk lines we also considered estimating reserves utilizing paid and incurred development methods. We elected to use the Bornhuetter-Ferguson technique because this method allows for weight to be applied to expected results, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of paid and/or reported loss data.

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

We review our estimates annually with an independent actuarial firm. We also review certain assumptions and methodologies on a quarterly basis. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. Adjustments to our prior year estimated claims reserves will impact our current year net income (loss) by increasing our net income or decreasing our net loss if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income or increasing our net loss if the prior year estimated claims reserves are determined to be insufficient. During the six months ended June 30, 2006 and 2005, changes to prior year estimated claims reserves had the following impact: during the first six months of 2006, prior year estimated claims reserves were reduced by $53.2 million and during the first six months of 2005, prior year estimated claims reserves were reduced by $82.7 million and in each period there was a corresponding increase to net income. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. See ‘‘Reserves for Claims and Claim Expenses’’.

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

During 2005 we incurred significant losses from hurricanes Katrina, Rita and Wilma, following significant losses in 2004 from hurricanes Charley, Frances, Ivan and Jeanne. Our estimates of these losses are based on factors including currently available information derived from claims information from our clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. In particular, due to the size and unusual complexity of the issues relating to hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Losses Recoverable

We enter into ceded reinsurance agreements in order to help reduce our exposure to large losses and to help manage our risk portfolio. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims and claim expense reserves associated with the related assumed reinsurance. For multi-year retrospectively rated contracts, we accrue amounts (either assets or liabilities) that are due to or from assuming companies based on estimated contract experience. If we determine that adjustments to earlier estimates are appropriate, such adjustments are recorded in the period in which they are determined.

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

The majority of the balance we have accrued as recoverable will not be due for collection until some point in the future. The amounts recoverable ultimately collected are open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency and elective run-off, contractual dispute and various other reasons. In addition, because the majority of the balances recoverable will not be collected for some time, economic conditions as well as the financial and operational performance of a particular reinsurer may change, and these changes may affect the reinsurer's willingness and ability to meet their contractual obligations to us. To reflect these uncertainties, we estimate and record a valuation allowance for potential uncollectible losses recoverable which reduces losses recoverable and net earnings.

We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty's credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. The valuation allowance recorded against losses recoverable was $25.2 million at June 30, 2006 (December 31, 2005 – $46.0 million). The reinsurers which made up the three largest balances accounted for 39.6%, 8.0% and 6.0%, respectively, of our losses recoverable balance at June 30, 2006 (December 31, 2005 – 17.9%, 14.7% and 11.8%, respectively). The three largest company-specific components of the valuation allowance represented 33.9%, 7.9% and 6.3% of our total valuation allowance at June 30, 2006 (December 31, 2005 – 39.6%, 18.1% and 10.3%).

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total premiums written estimated in our Individual Risk business in the six months ended June 30, 2006 and 2005 were $40.9 million and $50.0 million, respectively, and total premiums earned estimated were $3.3 million and $8.8 million, respectively. Total incurred commissions estimated in the six months ended June 30, 2006 and 2005 were $1.3 million and $2.1 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date, such subsequent adjustments have not been material.

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Summary Overview

Three months ended June 30	2006	2005	$ Change	% Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$742,551	$443,483	$299,068	67.4%
Net premiums written	512,244	387,889	124,355	32.1%
Net premiums earned	430,941	338,753	92,188	27.2%
Net claims and claim expenses incurred	207,336	108,799	98,537	90.6%
Underwriting income	119,952	161,003	(41,051)	(25.5)%
Net investment income	74,012	45,769	28,243	61.7%
Net income available to common shareholders	130,408	171,982	(41,574)	(24.2)%
Net income available to common shareholders per Common Share – diluted	$1.81	$2.39	$(0.58)	(24.3)%
Net claims and claim expense ratio – accident year	50.7%	51.3%	(0.6)%
Net claims and claim expense ratio – calendar year	48.1%	32.1%	16.0%
Underwriting expense ratio	24.1%	20.4%	3.7%
Combined ratio	72.2%	52.5%	19.7%

At June 30, 2006 and March 31, 2006	June 30, 2006	March 31, 2006	Change	% Change
Book value per common share	$28.37	$26.65	$1.72	6.5%
Accumulated dividends per common share	5.70	5.49	0.21	3.8%
Book value per common share plus accumulated dividends	$34.07	$32.14	$1.93	6.0%

Net income available to common shareholders was $130.4 million in the second quarter of 2006, compared to $172.0 million in the second quarter of 2005. Our second quarter 2005 net income was positively impacted by $108.2 million from the results of our catastrophe reinsurance reserve review. Fully diluted net income available to common shareholders per common share was $1.81 for the second quarter of 2006, compared to $2.39 in the second quarter of 2005. The decrease in net income and fully diluted earnings per share from the second quarter of 2005 to the second quarter of 2006 was primarily due to a $41.1 million decrease in underwriting income, $24.3 million of net realized losses on investments in the second quarter of 2006 compared to net realized investment gains of $1.6 million in the second quarter of 2005, and partially offset by a $28.2 million increase in net investment income.

Book value per common share increased $1.72 or 6.5% to $28.37 at June 30, 2006, compared to $26.65 at March 31, 2006. Book value per common share plus accumulated dividends increased $1.93 or 6.0% to $34.07 at June 30, 2006, compared to $32.14 at March 31, 2006. The growth in book value per share was driven by our net income of $130.4 million, less $15.1 million of common dividends for the second quarter of 2006. Common shares outstanding decreased slightly to 71.8 million at June 30, 2006 from 71.9 million at March 31, 2006.

Underwriting Results

In the second quarter of 2006, we generated $120.0 million of underwriting income, compared to $161.0 million in the second quarter of 2005. Underwriting income in 2005 was positively impacted our catastrophe reinsurance reserve review noted above, which decreased prior year net claims and claim expenses by $118.2 million. The decrease in underwriting income was driven by higher acquisition costs and net claims and claim expenses as discussed below. We had a combined ratio of 72.2%, a net claims and claim expense ratio of 48.1% and an underwriting expense ratio of 24.1% in the second quarter of 2006, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 52.5%, 32.1% and 20.4%, respectively, in the second quarter of 2005.

Gross premiums written increased $299.1 million or 67.4% to $742.6 million in the second quarter of 2006, compared to $443.5 million in the second quarter of 2005. The increase in gross premiums written was principally attributable to our Reinsurance segment where gross premiums written increased $308.4 million or 138.1%. The growth came from an increase in our U.S. property catastrophe excess of loss reinsurance premium where we found pricing and terms attractive in this market and accordingly wrote more business in the second quarter of 2006 compared to the second quarter of 2005. Included in this are $111.3 million of premiums written on behalf of two new fully-collateralized joint ventures, Starbound and Tim Re, which commenced operations during the quarter. This premium is ceded to these fully-collateralized joint ventures and therefore had no impact our net premiums written.

Net premiums written increased $124.4 million or 32.1% in the second quarter of 2006 to $512.2 million from $387.9 million in the second quarter of 2005. The increase in net premiums written was due to the growth in gross premiums written, partially offset by a $174.7 million increase in ceded premiums written. Ceded premiums written includes the $111.3 million ceded to Starbound and Tim Re. Net premiums earned increased $92.2 million or 27.2% to $430.9 million in the second quarter of 2006, compared to $338.8 million in the second quarter of 2005 due to the growth in net premiums written noted above.

Net claims and claim expenses increased by $98.5 million to $207.3 million in the second quarter of 2006 compared to $108.8 million in the same quarter of 2005, due in part to a $44.8 million increase in current accident year losses. In addition, the Company experienced $11.3 million in favorable loss reserve development in 2006 compared to $65.1 million in 2005. The increase in current accident year losses was principally due to a higher level of catastrophe losses within our Reinsurance segment in the second quarter of 2006 compared with the second quarter of 2005 as well as higher losses in our Individual Risk segment. The increase in Individual Risk losses was principally driven by additional earned premium on a seasonal multi-peril crop program that has a higher attritional loss ratio than the rest of the Individual Risk business as well as several large per risk losses within the Company's quota share business. The favorable development in the second quarter of 2005 was principally due to the Company's catastrophe reinsurance reserve review which resulted in a $118.2 million decrease in prior year reserves in the second quarter of 2005 and partially offset by adverse development on the 2004 hurricanes.

Net Investment Income

Net investment income increased $28.2 million to $74.0 million in the second quarter of 2006, compared to $45.8 million for the second quarter in 2005 reflecting a higher yield on our portfolio of fixed maturity investments available for sale and short term investments, strong performance by our other investments, and an increase in average invested assets. Our other investments, which include hedge funds and private equity investments, earned $11.1 million in the second quarter of 2006 compared to $7.1 million in the second quarter of 2005.

Net Realized Investment Losses

In the second quarter of 2006, we incurred net realized investment losses of $24.3 million compared to net realized investment gains of $1.6 million in the second quarter of 2005. Net realized investment losses in the second quarter of 2006 were driven by $23.7 million of other than temporary impairment charges compared to $0.6 million in the second quarter of 2005. The increase in other than temporary impairment charges was principally due to the impact of increasing interest rates on our portfolio of fixed maturity investments available for sale. The increasing rates resulted in unrealized losses on our portfolio of fixed maturity securities available for sale, which we subsequently treated as impaired. Net realized gains in the second quarter of 2005 were principally driven by trading activity in a rising interest rate environment.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures in the second quarter of 2006 represents our pro-rata share of the net income from our investments in our joint ventures, Top Layer Re, ChannelRe, Starbound, and

Tower Hill. Equity in earnings of other ventures generated $9.2 million in income in the second quarter of 2006, compared to $7.8 million in the second quarter of 2005. Included in this is our equity in the earnings of our investment in Top Layer Re of $3.5 million in the second quarter of 2006, compared to $3.7 million for the same period in 2005. Our equity in the earnings of ChannelRe was $4.6 million for the second quarter of 2006, compared to $3.8 million for the second quarter of 2005. We recorded earnings of $0.8 million from our Tower Hill investment in the second quarter of 2006 compared to $0.4 million in the second quarter of 2005. Our equity pick-up from ChannelRe and Tower Hill is recorded one quarter in arrears.

Other (Loss) Income

The fee income and other items as reported in other income are detailed below:

Three months ended June 30,	2006	2005
(in thousands of U.S. dollars)
Fee income	$1,504	$1,001
Other items	(1,588)	2,204
Total other (loss) income	$(84)	$3,205

Fee income was principally generated from the annual management fee and profit commission we receive from Platinum and increased to $1.5 million in the second quarter of 2006 compared to $1.0 million in the second quarter of 2005. Our current management fee arrangement with Platinum is scheduled to expire in September 2007. Other items generated a loss of $1.6 million in the second quarter of 2006, principally driven by a $2.2 million mark-to-market loss on our warrant to purchase 2.5 million shares of Platinum common stock; compared with a gain of $2.2 million in the second quarter of 2005, which was primarily a result of a $2.3 million mark-to-market gain on our Platinum warrant. Our Platinum warrant is accounted for at fair value with changes in fair value recorded in current period earnings. The value of the Platinum warrant can change significantly from quarter to quarter due to changes in the underlying market input valuation assumptions, most notably the price of Platinum common stock.

Other Items

Corporate expenses totaled $5.6 million in the second quarter of 2006 compared with $8.7 million in the second quarter of 2005. The decline in such expenses was due primarily to a decrease in costs incurred related to the Company's internal business practice review and the ongoing investigations into the Company and certain of its present and former executive officers by governmental authorities. These costs totaled $1.1 million in the second quarter of 2006 compared to $4.7 million in the second quarter of 2005.

Interest expense increased by $3.4 million to $10.4 million in the second quarter of 2006, compared to $7.0 million in the second quarter of 2005. The increase in interest expense was due to the December 2005 borrowing of $150.0 million under our revolving credit facility, an increase of $60.0 million in the outstanding principal balance of the loan under the DaVinciRe facility in April 2006, and higher interest rates on our revolving credit facility and DaVinciRe bank debt due to increased short term interest rates (both are floating rate instruments). As of June 30, 2006, $75.0 million of the revolving credit facility remains outstanding.

Minority interest decreased $9.1 million to $21.2 million in the second quarter of 2006, compared to $30.3 million in the second quarter of 2005, due to reduced profitability in DaVinciRe in the second quarter of 2006 compared to the second quarter of 2005.

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

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the three months ended June 30, 2006 and 2005:

Three months ended June 30,	2006	2005	$ Change	% Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe premiums
Renaissance Reinsurance	$347,528	$138,922	$208,606	150.2%
DaVinci	155,975	30,175	125,800	416.9%
Total property catastrophe premiums written	503,503	169,097	334,406	197.8%
Specialty premiums
Renaissance Reinsurance	26,123	52,222	(26,099)	(50.0)%
DaVinci	2,096	2,020	76	3.8%
Total specialty premiums written	28,219	54,242	(26,023)	(48.0)%
Total Reinsurance gross premiums written(1)	$531,722	$223,339	$308,383	138.1%
Net premiums written	$361,558	$184,477	$177,081	96.0%
Net premiums earned – property catastrophe	$205,289	$115,302	$89,987	78.0%
Net premiums earned – specialty	72,772	91,349	(18,577)	(20.3)%
Total net premiums earned	278,061	206,651	71,410	34.6%
Net claims and claim expenses incurred	97,945	26,117	71,828	275.0%
Acquisition expenses	31,091	13,273	17,818	134.2%
Operational expenses	19,763	17,384	2,379	13.7%
Underwriting income	$129,262	$149,877	$(20,615)	(13.8)%
Net claims and claim expenses incurred – current accident year	$100,776	$91,845	$8,931	9.7%
Net claims and claim expenses incurred – prior years	(2,831)	(65,728)	62,897	(95.7)%
Net claims and claim expenses incurred – total	$97,945	$26,117	$71,828	275.0%
Net claims and claim expense ratio – accident year	36.2%	44.4%	(8.2)%
Net claims and claim expense ratio – calendar year	35.2%	12.6%	22.6%
Underwriting expense ratio	18.3%	14.8%	3.5%
Combined ratio	53.5%	27.4%	26.1%

(1)	Reinsurance gross premiums written excludes $30.6 million and $1.7 million of premiums assumed from the Individual Risk segment for the three months ended June 30, 2006 and 2005, respectively.

Gross Premiums Written

Property Catastrophe Gross Premiums Written — In the second quarter of 2006 our property catastrophe gross premiums written increased by $334.4 million or 197.8% to $503.5 million, compared to $169.1 million in the second quarter of 2005. The increase was primarily a result of increased premiums within our U.S. property catastrophe book where: 1) we wrote $111.3 million of business on behalf of two new fully-collateralized joint ventures, Starbound and Tim Re; and 2) pricing and terms in the property catastrophe market improved and we chose to write more business. A significant portion of the growth in our property catastrophe premiums was placed with our joint venture DaVinci. Gross premiums written for our managed joint venture, Top Layer Re, which is accounted for under the equity method and is therefore not included in the table above, increased $4.7 million in the second quarter of 2006 to $24.3 million from $19.6 million in the second quarter of 2005.

Specialty Reinsurance Gross Premiums Written — In the second quarter of 2006 our specialty reinsurance gross premiums written decreased by $26.0 million or 48.0% to $28.2 million, compared to $54.2 million in the second quarter of 2005. The decrease in specialty premium was due to several factors including the non-renewal of contracts due to clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Net Premiums Written and Earned

Net premiums written in the second quarter of 2006 increased $177.1 million or 96.0% to $361.6 million, compared to $184.5 million in the same quarter of 2005. The increase in net premiums written was principally due to the $334.4 million increase in property catastrophe premium, partially offset by a $131.3 million increase in ceded premium. Included in ceded premium is $111.3 million of premium written on behalf of Starbound and Tim Re. Net premiums earned in the second quarter of 2006 increased $71.4 million or 34.6% to $278.1 million, compared to $206.7 million for the same quarter of 2005, due to the increase in net premiums written noted above.

Underwriting Results

Our Reinsurance segment generated $129.3 million of underwriting income in the second quarter of 2006, compared to $149.9 million in the second quarter of 2005, a decrease of $20.6 million. The decrease was principally due to higher net claims and claims expenses incurred. In the second quarter of 2006, our Reinsurance segment generated a net claims and claim expense ratio of 35.2%, an underwriting expense ratio of 18.3% and a combined ratio of 53.5%, compared to 12.6%, 14.8% and 27.4%, respectively, in the second quarter of 2005. Current accident year losses of $100.8 million were up $8.9 million from $91.8 million in the second quarter of 2005, principally as a result of a higher level of catastrophes occurring in the U.S. in the second quarter of 2006 compared to the second quarter of 2005. These catastrophes included Midwestern storms in April and flooding in the Mid-Atlantic and Northeastern regions of the U.S. in June. In the second quarter of 2006, we experienced $2.8 million of prior year favorable development compared to $65.7 million in the second quarter of 2005. The second quarter 2005 favorable development was principally due to a $118.2 million decrease in prior year catastrophe reserves as a result of the Company's 2005 catastrophe reserve review. During the second quarter of 2005, there was also an increase of $37.3 million in net catastrophe reinsurance reserves related to the 2004 Florida hurricanes as well as other net prior year reserve changes which negatively impacted the Reinsurance segment by $15.2 million during the quarter. The $2.8 million of favorable development experienced in the second quarter of 2006 was driven by low loss emergence within our specialty reinsurance business unit and partially offset by development on a U.K based industrial fire loss from 2005, due to late reported claims.

Acquisition expenses increased from $13.3 million in the second quarter of 2005 to $31.1 million in the second quarter of 2006, primarily as a result of higher earned premium in the second quarter of 2006 compared to the same period of 2005.

Operating expenses of $19.8 million in the second quarter of 2006 increased $2.4 million from $17.4 million in the second quarter of 2005. We are continuing to grow and as a result our operating expenses have increased.

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

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the three months ended June 30, 2006 and 2005:

Three months ended June 30,	2006	2005	$ Change	% Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$210,829	$220,144	$(9,315)	(4.2)%
Net premiums written	$150,686	$203,412	$(52,726)	(25.9)%
Net premiums earned	$152,880	$132,102	$20,778	15.7%
Net claims and claim expenses incurred	109,391	82,682	26,709	32.3%
Acquisition expenses	43,506	32,301	11,205	34.7%
Operational expenses	9,293	5,993	3,300	55.1%
Underwriting (loss) income	$(9,310)	$11,126	$(20,436)	(183.7)%
Net claims and claim expenses incurred – current accident year	$117,892	$82,020	$35,872	43.7%
Net claims and claim expenses incurred – prior years	(8,501)	662	(9,163)	(1,384.1)%
Net claims and claim expenses incurred – total	$109,391	$82,682	$26,709	32.3%
Net claims and claim expense ratio – accident year	77.1%	62.1%	15.0%
Net claims and claim expense ratio – calendar year	71.6%	62.6%	9.0%
Underwriting expense ratio	34.5%	29.0%	5.5%
Combined ratio	106.1%	91.6%	14.5%

Premiums

Premiums generated by our Individual Risk segment decreased $9.3 million or 4.2% to $210.8 million in the second quarter of 2006 from $220.1 million in the second quarter of 2005. The decrease in gross premiums written was principally due to the termination of several catastrophe exposed property quota share contracts on a portfolio transfer basis, which resulted in the transfer of $60.3 million of unearned premium back to the quota share reinsureds and resulted in a decrease in written premium of the same amount in the quarter. Net premiums written decreased $52.7 million or 25.9% to $150.7 million in the second quarter of 2006, compared to $203.4 million in the second quarter of 2005 due to a $43.4 million increase in gross premiums ceded and the decrease in gross premiums written noted above. The increase in gross premiums ceded was principally a result of the renewal of certain ceded business in the second quarter of 2006, which in 2005 incepted in the third quarter, and also as a result of higher pricing on the Company's ceded reinsurance program due to the hardening property catastrophe excess of loss reinsurance market. Net premiums earned increased $20.8 million or 15.7% to $152.9 million in the second quarter of 2006, compared to $132.1 million in the second quarter of 2005, due principally to the growth in net premiums written over the last several quarters. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business.

Underwriting Results

Our Individual Risk segment incurred a $9.3 million underwriting loss in the second quarter of 2006, compared to $11.1 million of underwriting income in the second quarter of 2005, a decrease of $20.4 million. The decrease was primarily due to an increase in the net claims and claim expenses and underwriting expenses. In the second quarter of 2006, our Individual Risk segment generated a net claims and claim expenses ratio of 71.6%, an underwriting expense ratio of 34.5% and a combined ratio of 106.1%, compared to 62.6%, 29.0% and 91.6%, respectively, in the second quarter of 2005. The accident year net claims and claim expenses ratio of 77.1% for the three months ended June 30, 2006 was 15.0 percentage points higher than the second quarter of 2005. The increase in this ratio was due primarily to higher net claims and claim expenses incurred in the second quarter of 2006 than in the second quarter of 2005 as a result of additional earned premium on a seasonal multi-peril crop program which has a higher attritional loss ratio than the rest of the Individual Risk business as well as several large per risk losses within the Company's Individual Risk quota share business. Our U.S. casualty program business continues to perform as expected. Our Individual Risk prior year reserves developed favorably by $8.5 million in the quarter compared to adverse development of $0.7 million in the second quarter of 2005.

SUMMARY OF RESULTS OF OPERATIONS

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Summary Overview

Six months ended June 30	2006	2005	$ Change	% Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,490,943	$1,137,816	$353,127	31.0%
Net premiums written	1,210,079	1,003,682	206,397	20.6%
Net premiums earned	782,613	640,254	142,359	22.2%
Net claims and claim expenses incurred	306,514	310,447	(3,933)	(1.3)%
Underwriting income	282,701	190,505	92,196	48.4%
Net investment income	154,446	96,984	57,462	59.2%
Net income available to common shareholders	309,388	216,285	93,103	43.0%
Net income available to common shareholders
per Common Share – diluted	$4.31	$3.00	$1.31	43.7%
Net claims and claim expense ratio – accident year	46.0%	61.4%	(15.4)%
Net claims and claim expense ratio – calendar year	39.2%	48.5%	(9.3)%
Underwriting expense ratio	24.7%	21.8%	2.9%
Combined ratio	63.9%	70.3%	(6.4)%
At June 30, 2006 and December 31, 2005	2006	2005	Change	% Change
Book value per common share	$28.37	$24.52	$3.85	15.7%
Accumulated dividends per common share	5.70	5.28	0.42	8.0%
Book value per common share plus accumulated dividends	$34.07	$29.80	$4.27	14.3%

Net income available to common shareholders was $309.4 million in the first six months of 2006, compared to $216.3 million in the first six months of 2005, an increase of $93.1 million or 43.0%. Fully diluted net income available to common shareholders per common share was $4.31 for the first six months of 2006, compared to $3.00 in the first six months of 2005. The increase in net income available to common shareholders and fully diluted earnings per share was primarily due to a $92.2 million increase in underwriting income and a $57.5 million increase in net investment income, and partially offset by a $32.5 million increase in net realized losses on investments and an $18.0 million increase in minority interest.

Book value per common share increased $3.85 or 15.7% to $28.37 at June 30, 2006, compared to $24.52 at December 31, 2005. Book value per common share plus accumulated dividends increased $4.27 or 14.3% to $34.07 at June 30, 2006, compared to $29.80 at December 31, 2005. The growth in book value per share was driven by our net income of $309.4 million, less $30.1 million of common dividends in the first six months of 2006. Common shares outstanding increased to 71.8 million at June 30, 2006 from 71.5 million at December 31, 2005.

Underwriting Results

In the first six months of 2006, we generated $282.7 million of underwriting income, compared to $190.5 million in the first six months of 2005. The increase in underwriting income was driven by higher net premiums earned and lower net claims and claim expenses as discussed below. We had a combined ratio of 63.9%, a net claims and claim expense ratio of 39.2% and an underwriting expense ratio of 24.7%, in the first six months of 2006, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 70.3%, 48.5% and 21.8%, respectively, in the first six months of 2005.

Gross premiums written increased $353.1 million or 31.0% to $1,490.9 million in the first six months of 2006, compared to $1,137.8 million in the first six months of 2005. The increase in gross premiums written was principally attributable to our Reinsurance segment which increased 37.2%; property catastrophe gross premiums written increased 85.9% while specialty reinsurance gross premiums written decreased 43.6%. Our Individual Risk segment increased gross premiums written by 15.9% in the first six months of 2006. Net premiums written increased $206.4 million or 20.6% in the first six months of 2006 to $1,210.1 million from $1,003.7 million in the first six months of 2005. The increase in net premiums written was due to the growth in gross premiums written and partially offset by higher ceded premiums written. Net premiums earned increased $142.4 million or 22.2% to $782.6 million in the first six months of 2006, compared to $640.3 million in the first six months of 2005 due to the growth in net premiums written noted above.

Net claims and claim expenses decreased by $3.9 million to $306.5 million in the first six months of 2006 compared to $310.4 million in the first six months of 2005, due to in part to a $33.4 million reduction in current accident year losses. In addition, we have experienced $53.2 million in favorable development in the first six months of 2006 compared to $82.7 million in the first six months of 2005. The reduction in current accident year losses was principally due to a lower level of catastrophe losses occurring in the first six months of 2006 compared to the same period in 2005. The first six months of 2005 were impacted by European windstorm Erwin which caused $60.7 million of net claims and claim expenses in the first quarter of 2005. The 2005 favorable development was driven by the impact of our 2005 catastrophe reserve review.

Net Investment Income

Net investment income increased $57.4 million to $154.4 million in the first six months of 2006, compared to $97.0 million for the first six months in 2005, reflecting a higher yield on our portfolio of fixed maturity investments available for sale and short term investments, strong performance by our other investments, and a higher level of average invested assets. Our other investments, which include hedge funds and private equity investments, earned $37.8 million in the first six months of 2006 compared to $25.7 million in the first six months of 2005.

Net Realized Investment Losses

In the first six months of 2006 we incurred net realized investment losses of $41.1 million compared to $8.6 million in the first six months of 2005. Net realized investment losses in the first six months of

2006 were driven by $42.5 million of other than temporary impairment charges compared to $3.4 million in the first six months of 2005. The increase in other than temporary impairment charges was principally due to the impact of increasing interest rates on our portfolio of fixed maturity investments available for sale. The increasing rates resulted in unrealized losses on our portfolio of fixed maturity securities available for sale, which we subsequently treated as impaired.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures in the first six months of 2006 represents our pro-rata share of the net income from our investments in our joint ventures, Top Layer Re, ChannelRe, Starbound and Tower Hill. Equity in earnings of other ventures generated $15.8 million in income in the first six months of 2006, compared to $15.4 million in the first six months of 2005. Included in this is our equity in the earnings of our investment in Top Layer Re of $6.3 million in the first six months of 2006, compared to $7.2 million for the same period in 2005. Our equity in the earnings of ChannelRe was $8.3 million for the first six months of 2006, compared to $7.8 million for the first six months of 2005. We recorded earnings of $0.9 million from our Tower Hill investment in the first six months of 2006 compared to $0.4 million in the first six months of 2005. Our equity pick-up from ChannelRe and Tower Hill is recorded one quarter in arrears.

Other Loss

The fee income and other items as reported in other income (loss) are detailed below:

Six months ended June 30,	2006	2005
(in thousands of U.S. dollars)
Fee income	$2,511	$2,001
Other items	(4,274)	(2,311)
Total other loss	$(1,763)	$(310)

Fee income was principally generated from the annual management fee we receive from Platinum and increased to $2.5 million in the first six months of 2006 compared to $2.0 million in the first six months of 2005. Other items generated a loss of $4.3 million in the first six months of 2006, principally driven by a $5.5 million mark-to-market loss on our warrant to purchase 2.5 million shares of Platinum common stock; compared with a loss of $2.3 million in the first six months of 2005, which was primarily a result of a $2.2 million loss on our portfolio of short positions in credit default swaps. Our Platinum warrant is accounted for at fair value with changes in fair value recorded in current period earnings. The value of the Platinum warrant can change significantly from quarter to quarter due to changes in the underlying market input valuation assumptions, most notably the price of Platinum common stock.

Other Items

Corporate expenses totaled $11.3 million in the first six months of 2006 compared with $20.0 million in the first six months of 2005. The decline in such expenses was due primarily to a decrease in costs incurred related to the Company's internal business practice review and the ongoing investigations into the Company and certain of its present and former executive officers by governmental authorities. These costs totaled $2.3 million in the first six months of 2006 compared to $12.1 million in the first six months of 2005.

Interest expense increased by $6.1 million to $19.7 million in the first six months of 2006, compared to $13.6 million in the first six months of 2005. The increase in interest expense was due to the December 2005 borrowing of $150.0 million under our revolving credit facility, an increase of $60.0 million in the outstanding principal balance of the loan under the DaVinciRe facility in April 2006, and higher interest rates on our revolving credit facility and DaVinciRe bank debt due to an increase in short term interest rates (both are floating rate instruments). As of June 30, 2006, $75.0 million of the revolving credit facility remained outstanding.

Minority interest increased $18.0 million to $52.7 million in the first six months of 2006, compared to $34.7 million in the second quarter of 2005, due to increased profitability in DaVinciRe in the first six months of 2006 compared to the first six months of 2005, which, combined with a reduction in our ownership percentage of DaVinciRe, increased minority interest.

Underwriting Results by Segment

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our catastrophe reinsurance and specialty reinsurance business units and through Ventures. Our Individual Risk segment provides primary insurance and quota share reinsurance.

Our underwriting results by segment are provided below:

Reinsurance Segment

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the six months ended June 30, 2006 and 2005:

Six months ended June 30,	2006	2005	$ Change	% Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe premiums
Renaissance	$629,253	$391,941	$237,312	60.5%
DaVinci	308,854	112,813	196,041	173.8%
Total property catastrophe premiums written	938,107	504,754	433,353	85.9%
Specialty premiums
Renaissance	147,966	279,747	(131,781)	(47.1)%
DaVinci	23,317	24,122	(805)	(3.3)%
Total specialty premiums written	171,283	303,869	(132,586)	(43.6)%
Total Reinsurance gross premiums written(1)	$1,109,390	$808,623	$300,767	37.2%
Net premiums written	$910,015	$712,610	$197,405	27.7%
Net premiums earned – property catastrophe	$361,094	$214,205	$146,889	68.6%
Net premiums earned – specialty	130,340	192,816	(62,476)	(32.4)%
Total net premiums earned	491,434	407,021	84,413	20.7%
Net claims and claim expenses incurred	134,625	168,061	(33,436)	(19.9)%
Acquisition expenses	59,597	33,811	25,786	76.3%
Operational expenses	32,307	31,611	696	2.2%
Underwriting income	$264,905	$173,538	$91,367	52.6%
Net claims and claim expenses incurred – current accident year	$176,489	$251,881	$(75,392)	(29.9)%
Net claims and claim expenses incurred – prior years	(41,864)	(83,820)	41,956	(50.1)%
Net claims and claim expenses incurred – total	$134,625	$168,061	$(33,436)	(19.9)%
Net claims and claim expense ratio – accident year	35.9%	61.9%	(26.0)%
Net claims and claim expense ratio – calendar year	27.4%	41.3%	(13.9)%
Underwriting expense ratio	18.7%	16.1%	2.6%
Combined ratio	46.1%	57.4%	(11.3)%

(1)	Reinsurance gross premiums written excludes $36.7 million and $13.2 million of premiums assumed from the Individual Risk segment for the six months ended June 30, 2006 and 2005, respectively.

Gross Premiums Written

Property Catastrophe Gross Premiums Written — In the first six months of 2006, our property catastrophe gross premiums written increased by $433.4 million, or 85.9%, to $938.1 million, compared to $504.8 million in the first six months of 2005. The increase was primarily a result of increased premiums within our retrocessional reinsurance and U.S. property catastrophe books where: 1) we assumed $111.3 million of business on behalf of two new fully-collateralized joint ventures, Starbound and Tim Re; and 2) pricing and terms in the property catastrophe market improved and we chose to write more business. A significant portion of the growth in our property catastrophe premiums was placed with our joint venture DaVinci. Gross premiums written for our managed joint venture, Top Layer Re, which is accounted for under the equity method and is therefore not included in the table above, decreased $9.3 million in the first six months of 2006 to $50.1 million from $59.4 million in the first six months of 2005.

Specialty Reinsurance Gross Premiums Written — In the first six months of 2006, our specialty reinsurance gross premiums written decreased by $132.6 million to $171.3 million, or 43.6% compared to $303.9 million in the first six months of 2005. The decrease in specialty premium was due to several factors including the non-renewal of contracts due to clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Net Premiums Written and Earned

Net premiums written in the first six months of 2006 increased $197.4 million or 27.7% to $910.0 million, compared to $712.6 million in the same quarter of 2005. The increase in net premiums written was principally due to the increase in property catastrophe premium and offset by the decrease in specialty premium and an increase in ceded premiums written. Ceded premiums written increased by $103.4 million to $199.4 million for the first six months of 2006 compared to $96.0 million in the first six months of 2005. Of this increase $111.3 million relates to premium written on behalf of our two new fully-collateralized joint ventures, Starbound and Tim Re, which was ceded to these entities. Net premiums earned in the first six months of 2006 increased $84.4 million or 20.7% to $491.4 million, compared to $407.0 million for the same quarter of 2005, due to the increase in net premiums written noted above.

Underwriting Results

Our Reinsurance segment generated $264.9 million of underwriting income in the first six months of 2006, compared to $173.5 million in the first six months of 2005, an increase of $91.4 million. The increase was due to the higher net premiums earned as discussed above and a decrease in net claims and claim expenses. In the first six months of 2006, our Reinsurance segment generated a net claims and claim expenses ratio of 27.4%, an underwriting expense ratio of 18.7% and a combined ratio of 46.1%, compared to 41.3%, 16.1% and 57.4%, respectively, in the first six months of 2005. Current accident year losses of $176.5 million were down $75.4 million from $251.9 million in the first six months of 2005 due to a lower level of catastrophes occurring in the first six months of 2006 and lower specialty premiums earned. The first six months of 2005 were impacted by European windstorm Erwin which caused $60.7 million of net claims and claim expenses in the first quarter of 2005. In addition, our specialty premiums earned were down $62.5 million in the first six months of 2006, as compared to the first six months of 2005. The specialty reinsurance book is reserved using the Bornhuetter-Ferguson actuarial technique which results in lower net claims and claims expenses when earned premium is reduced. In the first six months of 2006, we experienced favorable development of $41.9 million which was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance business unit. In the first six months of 2005, we experienced favorable development of $83.8 million which was driven by favorable development of $118.2 million from our catastrophe reinsurance reserve review and partially offset by adverse development on the 2004 hurricanes.

Acquisition expenses increased from $33.8 million in the first six months of 2005 to $59.6 million in the first six months of 2006, primarily as a result of higher earned premium in the first six months of 2006 compared to the same period of 2005.

Operating expenses of $32.3 million in the first six months of 2006 increased $0.7 million from $31.6 million in the first six months of 2005.

Individual Risk Segment

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the six months ended June 30, 2006 and 2005:

Six months ended June 30,	2006	2005	$ Change	% Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$381,553	$329,193	$52,360	15.9%
Net premiums written	$300,064	$291,072	$8,992	3.1%
Net premiums earned	$291,179	$233,233	$57,946	24.8%
Net claims and claim expenses incurred	171,889	142,386	29,503	20.7%
Acquisition expenses	83,814	63,271	20,543	32.5%
Operational expenses	17,680	10,609	7,071	66.7%
Underwriting income	$17,796	$16,967	$829	4.9%
Net claims and claim expenses incurred – current accident year	$183,259	$141,222	$42,037	29.8%
Net claims and claim expenses incurred – prior years	(11,370)	1,164	(12,534)	(1,076.8)%
Net claims and claim expenses incurred – total	$171,889	$142,386	$29,503	20.7%
Net claims and claim expense ratio – accident year	62.9%	60.5%	2.4%
Net claims and claim expense ratio – calendar year	59.0%	61.0%	(2.0)%
Underwriting expense ratio	34.9%	31.7%	3.2%
Combined ratio	93.9%	92.7%	1.2%

Premiums

Premiums generated by our Individual Risk segment increased $52.4 million or 15.9% to $381.6 million in the first six months of 2006 from $329.2 million in the first six months of 2005. The increase in gross premiums written was due to an increase in premium from our program managers. Net premiums written increased $9.0 million or 3.1% to $300.1 million in the first six months of 2006, compared to $291.1 million in the first six months of 2005 due to the growth in gross premiums written and offset by a $43.4 million increase in gross premiums ceded. The increase in gross premiums ceded was a result of the renewal of certain ceded business in the second quarter of 2006, which in 2005, incepted in the third quarter, and also as a result of higher pricing for the Company's ceded reinsurance program. Net premiums earned increased $57.9 million or 24.8% to $291.2 million in the first six months of 2006, compared to $233.2 million in the first six months of 2005 principally due to the increase in net premiums written over the last year and partially offset by the increase in ceded premiums written. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business.

Underwriting Results

Our Individual Risk segment generated $17.8 million of underwriting income in the first six months of 2006, compared to $17.0 million in the first six months of 2005, an increase of $0.8 million. The increase was due to a combination of higher net premiums earned discussed above and partially offset by an increase in the net claims and claim expenses incurred. In the first six months of 2006, our Individual Risk segment generated a net claims and claim expenses ratio of 59.0%, an underwriting expense ratio of 34.9% and a combined ratio of 93.9%, compared to 61.0%, 31.7% and 92.7%, respectively, in the first six months of 2005. The accident year net claims and claim expenses ratio of 62.9% for the six months ended June 30, 2006 was 2.4 percentage points higher than the first six months of 2005. The increase in this ratio was due primarily to higher net claims and claim expenses incurred in the first six months of 2006 than in the first six months of 2005 as a result of additional earned premium on a seasonal multi-peril crop program which has a higher attritional loss ratio than the rest of the Individual Risk business as well as several large per risk losses within the Company's Individual Risk quota share business. Our U.S. casualty program business continues to perform as expected. Our Individual Risk prior year reserves experienced favorable development of $11.4 million in the first six months of 2006 compared to $1.2 million of adverse development in the first six months of 2005.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which requires our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At June 30, 2006, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,614.6 million, and the amount of capital and surplus required to be maintained was $509.7 million. Because of an accumulated deficit in earned surplus from prior operations, Glencoe Group Holdings Ltd., Glencoe, DaVinciRe and DaVinci are currently not permitted to pay ordinary dividends to their shareholders without Bermuda Monetary Authority approval.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which are the threshold that constitutes the authorized control level. If Stonington's statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (‘‘TDI’’) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At June 30, 2006, the statutory capital and surplus of Stonington was $78.0 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500 million revolving credit facility to meet additional liquidity and capital requirements, of which $150 million was drawn in December 2005 and $75 million remained outstanding at June 30, 2006.

CASH FLOWS

Cash flows from operating activities in the first six months of 2006 were $383.5 million, which principally consisted of our net income of $326.7 million and an increase in reserves for unearned premiums of $611.6 million, a $185.2 million increase in reinsurance balances payable, a $58.4 million decrease in net reserves and partially offset by a $494.6 million increase in premiums receivable, among other items. The increase in premiums receivable was principally due to our increase in gross premiums written in the first six months of 2006. The decrease in net reserves was due to the payment of claims, net of losses incurred and payments received on losses recoverable.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at June 30, 2006, it is likely that we will experience a significant amount of paid claims in 2006 which would diminish our net cash flows from operations, perhaps significantly.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

Our gross case reserves, additional case reserves and IBNR by line of business at June 30, 2006 and December 31, 2005 were as follows:

At June 30, 2006	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$498,426	$309,485	$224,725	$1,032,636
Specialty reinsurance	175,937	88,563	414,323	678,823
Total Reinsurance	674,363	398,048	639,048	1,711,459
Individual Risk	284,780	15,566	335,720	636,066
Total	$959,143	$413,614	$974,768	$2,347,525
At December 31, 2005
Property catastrophe reinsurance	$544,750	$576,992	$207,087	$1,328,829
Specialty reinsurance	180,868	95,312	414,445	690,625
Total Reinsurance	725,618	672,304	621,532	2,019,454
Individual Risk	194,016	—	401,081	595,097
Total	$919,634	$672,304	$1,022,613	$2,614,551

At June 30, 2006, our total case reserves for claims and claim expenses were $959.1 million and our estimated additional case reserves and IBNR reserves were $1,388.4 million. Our additional case reserves have decreased as our ceding companies have increased their reported loss estimates and therefore the additional case reserves have moved to case reserves. A 5% adjustment to our additional case reserves and IBNR reserves would equate to a $69.4 million adjustment to net claims and claim expenses incurred, which represents 22.4% of our net income available to common shareholders for the first six months of 2006, and 2.7% of shareholders' equity at June 30, 2006.

As discussed in the Summary of Critical Accounting Estimates, we believe the most significant accounting judgment made by management is the estimation of claims and claim expense reserves. Because any reserve estimate is simply an insurer's estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves.

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

During 2003, 2004 and 2005, we increased our specialty reinsurance and Individual Risk gross premiums written (see ‘‘Premiums’’). The addition of these lines of business adds complexity to our claims reserving process and therefore adds uncertainty to our claims reserve estimates as the reporting of information, the setting of initial reserves, and the loss settlement process for these lines of business, vary from our traditional property catastrophe line of business.

During 2005, we incurred significant losses from hurricanes Katrina, Rita and Wilma, following significant losses in 2004 from hurricanes Charley, Frances, Ivan and Jeanne. Our estimates of these losses are based on factors including currently available information derived from claims information from our clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. In particular, due to the size and unusual complexity of the issues relating to hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

CAPITAL RESOURCES

Our total capital resources at June 30, 2006 and December 31, 2005 were as follows:

(in thousands of U.S. dollars)	At June 30, 2006	At December 31, 2005
Common shareholders' equity	$2,038,519	$1,753,840
Preference shares	500,000	500,000
Total shareholders' equity	2,538,519	2,253,840
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to capital trust	103,093	103,093
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility – borrowed	160,000	100,000
DaVinciRe revolving credit facility – unborrowed	40,000	—
Revolving credit facility – borrowed	75,000	150,000
Revolving credit facility – unborrowed	425,000	350,000
Total capital resources	$3,591,612	$3,206,933

In the first six months of 2006, our capital resources increased $384.7 million, primarily due to our net income available to common shareholders of $309.4 million and an increase in the DaVinciRe revolving credit facility of $100 million and partially offset by the payment of $30.1 million of common dividends.

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

In January 2003, we issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, we issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at June 30, 2006.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2006 and 2005, RenaissanceRe did not repurchase any of the Capital Securities. RenaissanceRe has repurchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the indenture. We were in compliance with all of the covenants of the indenture at June 30, 2006. The Capital Securities mature on March 1, 2027.

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100 million to $350 million and $450 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. At June 30, 2006, the initial $100 million drawn in 2002 remained outstanding and an additional borrowing of $60 million was made on April 5, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.7% during the first six months of 2006 (2005 – 3.8%). The term of the credit facility may be further extended and the size of the facility may be increased to $250 million if certain conditions are met. At June 30, 2006, DaVinciRe was in compliance with the covenants under this agreement.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. (‘‘RIHL’’). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. In April 2006, the reimbursement agreement was amended to, among other things, (i) extend the term of the agreement to April 27, 2007; (ii) change the total commitment thereunder from $1.75 billion to $1.7 billion; and (iii) provide for the potential increase of the total commitment to up to $2.0 billion if certain conditions are met. Effective June 30, 2006, the total commitment was increased to $1.725 billion with the addition of a new bank to the lending group. At June 30, 2006, we had $1,284.7 million of letters of credit with effective dates on or before June 30, 2006 outstanding under the facility and total letters of credit outstanding under all facilities of $1,329.9 million.

Our subsidiary, Stonington, has provided a letter of credit in the amount of $38.6 million to one counterparty which is secured by cash and eligible marketable securities. In connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re's capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. On December 2, 2005, $150 million was drawn under this facility and $75 million remained outstanding at June 30, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.4% during the first six months of 2006. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600 million.

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

SHAREHOLDERS' EQUITY

In the first six months of 2006, our consolidated shareholders' equity, including preference shares, increased by $284.7 million to $2.5 billion at June 30, 2006, from $2.3 billion at December 31, 2005. The change in shareholders' equity was principally due to our net income available to common shareholders of $309.4 million and offset by $30.1 million of dividends to our common shareholders.

INVESTMENTS

At June 30, 2006, we held investments totaling $5.7 billion, compared to $5.3 billion at December 31, 2005.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At June 30, 2006	At December 31, 2005
Fixed maturity investments available for sale, at fair value	$3,079,855	$2,872,294
Short term investments, at cost	1,911,693	1,653,618
Other investments, at fair value	526,844	586,467
Total managed investments portfolio	5,518,392	5,112,379
Investments in other ventures, under equity method	186,979	178,774
Total investments	$5,705,371	$5,291,153

Our total investments for the six months ended June 30, 2006 increased by $414.2 million from December 31, 2005 primarily from investing a portion of our net cash provided by operating activities in our investment portfolio.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we may become liable for substantial claim payments on short notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At June 30, 2006, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2005 – AA), an average duration of 1.4 years (December 31, 2005 – 1.4 years) and an average yield to maturity of 5.5% (December 31, 2005 – 4.6%). As noted in our discussion of our cash flows above, it is likely that our 2006 cash flow from operations will be negatively impacted by losses we will be required to pay related to the 2005 large catastrophes.

Renaissance Investment Holdings Ltd.

A portion of our invested assets are held on behalf of certain of our operating subsidiaries through our subsidiary RIHL, a Bermuda company we organized for the primary purpose of holding the investments in high quality marketable securities for RenaissanceRe, our operating subsidiaries and certain of our joint venture affiliates. We believe that RIHL permits us to consolidate our investment management operations and facilitates posting of letters of credit. Over time, the participants in RIHL are expected to both subscribe for additional shares and redeem outstanding shares, as our and their respective liquidity needs change. RenaissanceRe and each of our participating operating subsidiaries and affiliates have transferred to RIHL marketable securities or other assets, in return for a subscription of RIHL equity interests. Each RIHL share is redeemable by the subscribing companies for cash or in marketable securities. RIHL is currently rated AAAf/S2 by S&P.

Other Investments

The table below shows our portfolio of other investments at June 30, 2006 and December 31, 2005:

Type of investment	At June 30, 2006	At December 31, 2005
(in thousands of U.S. dollars)
Hedge funds	$159,837	$214,669
Private equity partnerships	194,280	167,864
Senior secured bank loan fund	78,535	76,451
European high yield credit fund	29,022	64,885
Medium term note representing an interest in a pool of
European fixed income securities	30,000	30,000
Non-US convertible fund	32,149	28,083
Miscellaneous other investments	3,021	4,515
Total investments	$526,844	$586,467

At June 30, 2006 the hedge funds in which we have invested were engaged in various investment strategies, including diversified arbitrage, distressed securities, U.S. long/short, sector long/short and energy trading with original capital contributed by us, generally in the range of $5 million to $15 million per fund, although we have invested up to $60 million in one hedge fund. The private equity partnerships are primarily engaged in U.S. private equity, real estate, distressed securities and secondary investment strategies with initial capital commitments ranging from $4 million to $25 million. The loan fund primarily invests in senior secured floating rate loans. The European high yield credit fund is denominated in Euros and primarily invests in unlisted and listed fixed and floating rate debt securities issued by entities that are domiciled in or have a substantial portion of their total assets or operations in a European country. The medium term note was issued by an investment company which invests predominantly in investment-grade European fixed income securities and passes through a variable U.S. dollar return on the note based on the performance of the underlying securities. The non-U.S. convertible fund is denominated in Euros and primarily invests in unlisted and listed non-U.S. convertible securities. Included in miscellaneous other investments are catastrophe bonds that generally include variable rate notes where the return is contingent upon climatical or geological events.

Fair values of certain of the other investments noted above are generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $37.8 million for the six months ended June 30, 2006, compared to $25.7 million for the six months ended June 30, 2005. Of this amount $25.5 million was related to net unrealized gains compared with $9.4 million related to net unrealized gains for the six months ended June 30, 2006 and 2005 respectively.

We have committed capital to private equity partnerships of $311.1 million, of which $173.8 million has been contributed at June 30, 2006.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2006, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At June 30, 2006 (in thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)
7.0% Senior Notes	$171,432	$10,500	$160,932	$—	$—
5.875% Senior Notes	138,952	5,875	11,750	11,750	109,577
Capital Securities	276,486	8,540	17,080	17,080	233,786
RenRe revolving credit facility (2)	77,113	77,113	—	—	—
DaVinciRe revolving credit facility (3)	196,283	9,300	18,600	168,383	—
Private equity commitments	136,554	136,554	—	—	—
Operating lease obligations	53,439	4,546	8,768	8,086	32,039
Obligations under derivative contracts	2,994	1,343	1,620	31	—
Reserve for claims and claim expenses (4)	2,347,525	915,171	819,122	276,094	337,138
Total contractual obligations	$3,400,778	$1,168,942	$1,037,872	$481,424	$712,540

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected interest due in 2006 based on the current interest rate on the facility.

(3)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2006 through 2010 based upon the current interest rate on the facility.

(4)	We caution the reader that the information provided above relates to estimated future payment dates of our reserves for claims and claim expenses, is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm.

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

CURRENT OUTLOOK

We currently anticipate the following developments in our business:

Market conditions

The insurance industry experienced substantial catastrophe losses in 2005. Hurricane Katrina is estimated to have resulted in a record level of insured property losses, and there had also been an aggregation of other catastrophic insured losses in 2005, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. These losses are on top of an active year in 2004 in which there were four major hurricanes that made landfall in Florida. These losses have increased perceptions of risk which has resulted in increased demand for, and reduced availability of, catastrophe exposed insurance and reinsurance. The affected lines include catastrophe reinsurance and catastrophe exposed homeowners business, and also include other catastrophe exposed lines of business, such as offshore energy and large account commercial property. Currently, we do not believe that the dislocations being experienced in these lines of business have spread throughout the industry. We have increased certain of our assumptions of catastrophe frequency and we expect to seek higher nominal prices for catastrophe exposed business, although it remains unclear whether our margins will expand meaningfully.

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

Reinsurance segment

For 2006, we are projecting over 60% growth in our property catastrophe gross premiums written compared to our 2005 property catastrophe gross premiums written, excluding loss related premium, and over 40% growth after deducting the impact of $111.3 million of premium written on behalf of our fully-collateralized joint ventures, Starbound and Tim Re. In 2005, we generated $115.0 million of loss related premium as a result of hurricanes Katrina, Rita and Wilma. We define loss related premium as reinstatement premiums written as a result of these large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost following the large catastrophes, and reinsurance coverage provided to cover a named hurricane. If there is an absence of similar large catastrophic events during 2006, we anticipate such premiums will not recur. In our specialty unit, we are projecting an approximate 35% decline in gross premiums written for 2006 compared to our 2005 specialty gross premiums written, excluding loss related premium. In 2005, we generated $38.4 million in loss related premium in this unit. Our projected decline in specialty premium is due to several factors including the non-renewal of one large contract in which the new owner fully retained the risk, clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. In general, our specialty premiums are attributable to a relatively small number of large contracts and the amount of specialty premium can fluctuate significantly between quarters and between years depending upon the number of, and nature of, the transactions which we complete.

Individual Risk segment

We expect that our Individual Risk business gross premiums written will be essentially flat for the year. While our program business continues to grow, we have elected to terminate several catastrophe-exposed homeowners quota share treaties on a cut-off basis and redeployed this capacity to property catastrophe excess of loss reinsurance premium in our Reinsurance segment, where we have found the pricing and terms to be more attractive.

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

Government investigations

The SEC, the NYAG, the United States Attorney's Office for the Southern District of New York, certain state insurance regulatory authorities and others are investigating various practices within the insurance industry, including contingent commission payments to brokers, alleged ‘‘bid-rigging’’, and ‘‘steering’’, as well as the use of non-traditional, or loss mitigation, (re)insurance products. Government authorities are also currently investigating our restatement of the Company's financial statements. On July 31, we announced that we have submitted an offer of settlement to the SEC to resolve the SECs investigation, pursuant to which we will consent, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, pay disgorgement of $1 and a civil penalty of $15 million, and agree to a number of remedial undertakings. The proposed settlement with the SEC, if ultimately approved, would not dispose of the other ongoing investigations. See ‘‘Legal Proceedings’’. We cannot predict the ultimate effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	we are exposed to significant losses from catastrophic events and other exposures that we cover that may cause significant volatility in our financial results;

•	the frequency and severity of catastrophic events could exceed our estimates and cause losses greater than we expect;

•	risks associated with implementing our business strategies and initiatives, including risks relating to effecting our leadership transition;

•	risks associated with executing our strategy in our newer specialty reinsurance and Individual Risk businesses, including the development of our infrastructure to support these lines;

•	risks relating to our strategy of relying on program managers, third-party administrators, and other vendors to support our Individual Risk operations;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	risks that the current governmental investigations or related proceedings involving the Company might impact us adversely, including as regards our senior executive team;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms;

•	the inherent uncertainties in our reserving process, including those related to the 2005 catastrophes, which uncertainties we believe are increasing as we diversify into new product classes;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks relating to the availability and collectibility of our reinsurance with respect to both our Reinsurance and Individual Risk operations;

•	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third-party payments for which we might be liable;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	we may be affected by increased competition, including from new entrants being formed following hurricane Katrina, or in future periods by a decrease in the level of demand for our reinsurance or insurance products;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

•	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, Glencoe and RIHL, are subject to U.S. taxation;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

•	sanctions against us, as a Bermuda-based company, by multinational organizations;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	risks due to our dependence on a few insurance and reinsurance brokers for a large portion of revenue, as an increasingly substantial portion of our business is provided by a small number of these brokers;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, the risk of increased global regulation of the insurance and reinsurance industry, and the risk that the Terrorism Risk Insurance Act of 2002 will not be renewed after 2007;

•	the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate; and

•	operational risks, including system or human failures.

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

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in fair value of 1.4%, which equated to a decrease in fair value of approximately $69.9 million on a portfolio valued at $5.0 billion at June 30, 2006. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

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

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. At June 30, 2006, we had notional exposure of $43.0 million (December 31, 2005 – $235.0 million) related to foreign currency forward and option contracts purchased in connection with our underwriting operations. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During the first six months of 2006 we had gains of $6.0 million compared with a loss of $0.4 million during the first six months of 2005 on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar bonds and Euro denominated fixed income and other funds. At June 30, 2006, our combined investment in these bonds, funds and foreign denominated cash was $223.3 million (December 31, 2005 – $234.6 million). To economically hedge our exposure to currency fluctuations from these funds, we have entered into foreign currency forward and option contracts with notional exposure of $166.8 million (December 31, 2005 – $189.1 million). In the future, we may choose to increase our exposure to non-dollar investments. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in other comprehensive income and realized net foreign exchange gains (losses) on these securities are recorded in net foreign exchange gains (losses) in our statements of operation; the foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar assets are recorded through net foreign exchange gains (losses) in our statements of operation. In the first six months of 2006 and 2005, we recorded a loss of $10.3 million and a gain of $26.3 million, respectively, on our foreign currency forward and option contracts related to our hedging of non-US dollar investments. In the first six months of 2006 and 2005, this was offset by a gain of $13.1 million and a loss of $27.6 million, respectively, on the underlying hedged foreign-currency denominated investments, of which a gain of $7.6 million and a loss of $14.9 million, respectively, relates to available for sale securities and was therefore included in other comprehensive income and a gain of $5.5 million and a loss of $12.7 million, respectively, related to realized foreign exchange gains and losses on our fixed maturity investments available for sale and other investments and unrealized foreign exchange gains and losses on our other investments, which was included in net foreign exchange gains in our consolidated statements of operations.

Equity Risk

We are exposed to equity price risk due to our investment in a warrant to purchase additional common shares of Platinum (see ‘‘Summary of Results of Operations — Investments’’), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum's common stock. The aggregate fair value of this investment in Platinum was $21.2 million at June 30, 2006 compared to $26.7 million at December 31, 2005. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $5.3 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the warrant would be recorded in other income. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity partnerships whose exit strategies often depend on the equity markets. Such investments totaled $354.1 million at June 30, 2006 (December 31, 2005 – $382.5 million). A hypothetical 10 percent decline in the prices of these hedge funds and private equity partnerships, holding all other factors constant, would have resulted in a $35.4 million decline in the fair value of these investments at June 30, 2006.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, premiums receivable and ceded reinsurance balances. At June 30, 2006, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit derivatives to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At June 30, 2006, the maximum payments we were obligated to make under credit default swaps was $3.0 million (December 31, 2005 – $3.6 million). We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet at June 30, 2006 was a liability of

$2.0 million (December 31, 2005 – $2.6 million). In the first six months of 2006 and 2005, we recorded losses of $Nil million and $2.2 million, respectively, from these credit derivatives in our consolidated statements of operations. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

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

Limitations on the effectiveness of controls:    Our Board of Directors and management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Further, we believe that the design of prudent controls must reflect appropriate resource constraints, such that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls, there can be no absolute assurance that all control issues and instances of fraud, if any, applicable to us have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some individuals, by collusion of more than one person, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at June 30, 2006, the Company's disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

We received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the NYAG’’) in March 2005, and a subpoena from the United States Attorney's Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney's Office also relate to our business practice review and to our determination to restate our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, we understand that certain of its contractual counterparties may have been asked to provide or have provided documents and information with respect to contracts to which we are a party in the framework of the ongoing industry-wide investigations. In April 2005, we also received subpoenas from the SEC and the NYAG relating to our investment in ChannelRe.

In July 2005, James N. Stanard, our then Chairman and Chief Executive Officer, received a Wells Notice from the staff of the SEC in connection with the SEC's investigation relating to our restatement. In September 2005, we received a Wells Notice in connection with that investigation. The Wells Notices indicate that the staff intends to recommend that the SEC bring a civil enforcement action against the recipients alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties and disgorgement. We understand that Michael W. Cash, a former officer of the Company, also received a Wells Notice in connection with the SEC's investigation.

We have cooperated with the SEC, the NYAG, and the United States Attorney's Office as to these investigations. The SEC and the United States Attorney's Office have continued to request information from us in connection with their investigations. It is possible that additional investigations or proceedings may be commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil. We are unable to predict the ultimate outcome of these ongoing investigations or the impact these investigations may have on our business, including as to our senior management team. These investigations could result in injunctive relief or penalties, require remediation, or otherwise impact us and/or our senior management team in a manner which may be adverse to the Company, perhaps materially so.

We have submitted an offer of settlement to the SEC in connection with the SEC's investigation relating to our restatement. Pursuant to the offer of settlement, which the SEC staff has indicated it will recommend to the SEC Commissioners, we will consent, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws and ordering us to pay disgorgement of $1 and a civil penalty of $15 million. We will also retain an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of the Company's Board of Directors and procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. The proposed settlement, which has the support of the SEC staff, remains subject to approval by the SEC Commissioners, and by the federal court in which the SEC's complaint against us will be filed. The amount of the monetary penalty discussed above has been previously provided for. We can give no assurances that the proposed settlement will receive the necessary approvals. If the proposed settlement is not approved, we could be subject to different or additional remedies, both monetary and non-monetary, which could adversely affect our business or financial statements, perhaps materially. Disposition of the SEC's investigation relating to our restatement would not dispose of other ongoing investigations, including that being conducted by United States Attorney's Office for the Southern District of New York. We intend to continue to cooperate with the ongoing investigations.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint names as defendants, in addition to the Company, current and former officers of the Company (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about our business and financial condition in, among other things, SEC filings and public statements. In June 2006, the defendants filed motions to dismiss the Consolidated Amended Complaint. The suit, which is at an early stage, seeks compensatory damages without specifying an amount. The proposed settlement with the SEC described above would not dispose of this private suit, which we intend to vigorously defend.

Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly-injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in the our loss and loss expense reserves which are discussed in our loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. While any such litigation or arbitration contains an element of uncertainty, we believe that any such normal course litigation or arbitration to which we are presently a party is not likely to have a material adverse effect on our business or operations.

Item 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases for the quarter ended June 30, 2006. RenaissanceRe's Board has authorized a share repurchase program of $150 million, which the Company publicly announced on August 7, 2003. We repurchased no shares under this program in the six months ended June 30, 2006. The purchases reflected below exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Shares purchased	Average price per share	Maximum dollar amount still available for repurchase under program
			(in millions)
Beginning shares available to be repurchased			$149.3
April 1 – 30, 2006	60	$42.62	N/A
May 1 – 31, 2006	11,332	$44.19	N/A
June 1 – 30, 2006	4,151	$46.93	N/A
Total	15,543		$149.3

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	Our 2006 Annual General Meeting of Shareholders was held on May 31, 2006.

(b)	Proxies were solicited by our management pursuant to Regulation 14A under the Exchange Act; there was no solicitation of opposition to our nominees listed in the proxy statement; the reelected directors were re-elected for three year terms as described in item (c)(1) below.

The other directors, whose term of office as a director continued after the meeting are:

William F. Hecht	Brian R. Hall
William I. Riker	Jean D. Hamilton
Nicholas L. Trivisonno	Scott E. Pardee
Edmund B. Greene	Henry Klehm III

(c)	The following matters were voted upon at the Annual General Meeting with the voting results indicated:

(1)	The Board Nominees Proposal

Our Bye-laws provide for a classified Board, divided into three classes of approximately equal size. At the 2006 Annual Meeting, the shareholders elected three Class II Directors, who shall serve until our 2009 Annual Meeting.

Nominee	Votes For	Votes Against
Thomas A. Cooper	58,145,229	618,321
Neill A. Currie	58,428,717	334,833
W. James MacGinnitie	57,918,162	845,388

(2)	The Auditors Proposal

Our shareholders voted to approve the appointment of Ernst & Young as our independent auditors for the 2006 fiscal year.

Votes For	Votes Against	Votes Abstained
58,373,092	360,237	30,221

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

10.1	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the ‘‘Lenders’’), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders. (1)

10.2	Letter Agreement, dated June 30, 2006, by and between RenaissanceRe Holdings Ltd. and John M. Lummis. (2)

10.3	Form of Employment Agreement for executive officers. (3)

10.4	Employment Agreement, dated as of July 19, 2006, by and between RenaissanceRe Holdings Ltd. and Fred R. Donner. (3)

10.5	Amended and Restated Employment Agreement, dated as of July 19, 2006, by and between RenaissanceRe Holdings Ltd. and William I. Riker. (3)

10.6	Sublease Agreement, dated as of July 19, 2006, by and between Renaissance Reinsurance Ltd. and John D. Nichols, Jr. (3)

10.7	Amended and Restated Employment Agreement, dated as of July 19, 2006, by and between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (3)

10.8	Second Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of May 19, 2006, by and among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on April 11, 2006.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 6, 2006.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 21, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.
By:	/s/ Fred R. Donner
Fred R. Donner Executive Vice President and Chief Financial Officer
By:	/s/ Mark A. Wilcox
Mark A. Wilcox Senior Vice President, Corporate Controller and Chief Accounting Officer

Date:   August 1, 2006