Form 10-Q
period 2006-09-30
RENAISSANCERE HOLDINGS LTD
filed 2006-10-31
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

OR

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

Large accelerated filer ,	Accelerated filer ,	Non-accelerated filer .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of October 23, 2006 was 72,137,122.

Total number of pages in this report: 63

RenaissanceRe Holdings Ltd.

INDEX TO FORM 10-Q

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Consolidated Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	3
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005	4
Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2006 and 2005	5
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	57
Item 4 – Controls and Procedures	59
Part II – OTHER INFORMATION	60
Item 1 – Legal Proceedings
Item 1A – Risk Factors
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 – Defaults Upon Senior Securities
Item 4 – Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 – Exhibits
Signature – RenaissanceRe Holdings Ltd.	63

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars)

	At
	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,137,682 and $2,864,402 at September 30, 2006 and December 31, 2005, respectively)	$3,176,045	$2,872,294
Short term investments, at cost	1,841,330	1,653,618
Other investments, at fair value	559,256	586,467
Investments in other ventures, under equity method	195,787	178,774
Total investments	5,772,418	5,291,153
Cash and cash equivalents	245,817	174,001
Premiums receivable	623,869	363,105
Ceded reinsurance balances	232,439	57,134
Losses recoverable	394,335	673,190
Accrued investment income	38,437	25,808
Deferred acquisition costs	138,922	107,951
Other assets	93,320	178,919
Total assets	$7,539,557	$6,871,261
Liabilities, Minority Interest and Shareholders' Equity
Liabilities
Reserve for claims and claim expenses	$2,155,213	$2,614,551
Reserve for unearned premiums	900,133	501,744
Debt	410,000	500,000
Subordinated obligation to capital trust	103,093	103,093
Reinsurance balances payable	437,653	292,307
Other liabilities	123,827	142,815
Total liabilities	4,129,919	4,154,510
Minority Interest – DaVinciRe	612,431	462,911
Shareholders' Equity
Preference shares	500,000	500,000
Common shares and additional paid-in capital	358,700	351,285
Accumulated other comprehensive income	25,472	4,760
Retained earnings	1,913,035	1,397,795
Total shareholders' equity	2,797,207	2,253,840
Total liabilities, minority interest, and shareholders' equity	$7,539,557	$6,871,261

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2006 and 2005
(in thousands of United States Dollars, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues
Gross premiums written	$257,752	$382,790	$1,748,695	$1,520,606
Net premiums written	$162,695	$290,124	$1,372,774	$1,293,806
Decrease (increase) in unearned premiums	204,381	58,224	(223,085)	(305,204)
Net premiums earned	367,076	348,348	1,149,689	988,602
Net investment income	80,427	61,142	234,873	158,126
Net foreign exchange (losses) gains	(2,160)	1,729	(1,578)	9,577
Equity in earnings of other ventures	10,131	7,623	25,904	22,988
Other income (loss)	2,006	(1,256)	243	(1,566)
Net realized gains (losses) on investments	4,151	5,192	(36,953)	(3,414)
Total revenues	461,631	422,778	1,372,178	1,174,313
Expenses
Net claims and claim expenses incurred	42,436	662,729	348,950	973,176
Acquisition expenses	63,998	65,955	207,409	163,037
Operational expenses	27,364	22,859	77,351	65,079
Corporate expenses	5,121	21,815	16,431	41,848
Interest expense	9,492	6,936	29,163	20,508
Total expenses	148,411	780,294	679,304	1,263,648
Income (loss) before minority interest and taxes	313,220	(357,516)	692,874	(89,335)
Minority interest – DaVinciRe	52,830	(78,978)	105,494	(44,311)
Income (loss) before taxes	260,390	(278,538)	587,380	(45,024)
Income tax expense	(616)	—	(893)	—
Net income (loss)	259,774	(278,538)	586,487	(45,024)
Dividends on preference shares	8,662	8,758	25,987	25,987
Net income (loss) available (attributable) to common shareholders	$251,112	$(287,296)	$560,500	$(71,011)
Net income (loss) available (attributable) to common shareholders per Common Share – basic	$3.53	$(4.07)	$7.89	$(1.01)
Net income (loss) available (attributable) to common shareholders per Common Share – diluted	$3.48	$(4.07)	$7.79	$(1.01)
Dividends declared per common share	$0.21	$0.20	$0.63	$0.60

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2006 and 2005
(in thousands of United States Dollars)
(Unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
Preference shares	$500,000	$500,000
Common stock and additional paid-in capital
Balance – January 1	351,285	328,896
Exercise of options and issuance of restricted stock awards	7,415	11,636
Repurchase of shares	—	(721)
Balance – September 30	358,700	339,811
Accumulated other comprehensive income
Balance – January 1	4,760	78,960
Net unrealized gains (losses) on securities, net of adjustment (see disclosure below)	20,712	(50,578)
Balance – September 30	25,472	28,382
Retained earnings
Balance – January 1	1,397,795	1,736,186
Net income (loss)	586,487	(45,024)
Dividends on Common Shares	(45,260)	(42,675)
Dividends on Preference Shares	(25,987)	(25,987)
Balance – September 30	1,913,035	1,622,500
Total Shareholders' Equity	$2,797,207	$2,490,693
Comprehensive income (1)
Net income (loss)	$586,487	$(45,024)
Other comprehensive gain (loss)	20,712	(50,578)
Comprehensive income (loss)	$607,199	$(95,602)
Disclosure regarding net unrealized gains (losses)
Net unrealized holding losses arising during period	$(16,241)	$(53,992)
Net realized losses included in net income (loss)	36,953	3,414
Change in net unrealized gains (losses) on securities	$20,712	$(50,578)

(1)	For the three months ended September 30, 2006 and 2005, the Company generated comprehensive income of $280.3 million and a comprehensive loss of $311.5 million, respectively.

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005
(in thousands of United States Dollars)
(Unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
Cash flows provided by operating activities
Net income (loss)	$586,487	$(45,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization and depreciation	(8,692)	8,216
Net realized investment losses	36,953	3,414
Equity in undistributed earnings of other ventures	(13,438)	(5,748)
Net unrealized gains included in investment income	(28,118)	(22,587)
Net unrealized losses included in other income (loss)	597	5,323
Minority interest in undistributed net income (loss) of DaVinciRe	105,494	(44,311)
Change in:
Premiums receivable	(260,764)	(271,852)
Ceded reinsurance balances	(175,305)	(35,763)
Deferred acquisition costs	(30,971)	(50,656)
Reserve for claims and claim expenses, net	(180,483)	515,161
Reserve for unearned premiums	398,389	340,968
Reinsurance balances payable	145,346	152,390
Other	(15,185)	(7,077)
Net cash provided by operating activities	560,310	542,454
Cash flows used in investing activities
Proceeds from sales and maturities of investments available for sale	4,165,060	23,733,463
Purchases of investments available for sale	(4,390,617)	(23,514,089)
Net purchases of short term investments	(187,712)	(525,250)
Net sales (purchases) of other investments	55,329	(67,057)
Net purchases of investments in other ventures	(7,500)	(10,000)
Net cash used in investing activities	(365,440)	(382,933)
Cash flows used in financing activities
Dividends paid – common shares	(45,260)	(42,675)
Dividends paid – preference shares	(25,987)	(25,987)
Net increase in minority interest	38,193	—
RenaissanceRe share repurchase	—	(721)
Net repayment of debt	(90,000)	—
Net cash used in financing activities	(123,054)	(69,383)
Net increase in cash and cash equivalents	71,816	90,138
Cash and cash equivalents, beginning of period	174,001	66,740
Cash and cash equivalents, end of period	$245,817	$156,878

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Expressed in U.S. Dollars) (Unaudited)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, the fair value of other investments and financial instruments and the Company’s net deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

•	RenaissanceRe Holdings Ltd. (‘‘RenaissanceRe’’ or the ‘‘Company’’), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’) is the Company's principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’) and Starbound Holdings Ltd. (‘‘Starbound’’), both recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’). The results of DaVinci and DaVinciRe are consolidated in the Company's financial statements. Minority interests represent the interests of external parties with respect to the net income (loss) and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd., a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’). These operating subsidiaries principally include Stonington Insurance Company (‘‘Stonington’’), which writes business on an admitted basis, and Glencoe Insurance Ltd. (‘‘Glencoe’’) and Lantana Insurance Ltd. (‘‘Lantana’’), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $200.6 million and $191.0 million for the nine months ended September 30, 2006 and 2005, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the nine months ended September 30, 2006 were $27.1 million compared to $344.4 million for the nine months ended September 30, 2005.

3.	Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per common share:

Three months ended September 30,	2006	2005
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income (loss) available (attributable) to common shareholders	$251,112	$(287,296)
Denominator:
Denominator for basic income (loss) per common share –
Weighted average common shares	71,092,972	70,631,975
Per common share equivalents of employee stock options and restricted shares	1,021,703	1,207,530
Denominator for diluted income (loss) per common share –
Adjusted weighted average common shares and assumed conversions*	72,114,675	71,839,505
Basic income (loss) per common share	$3.53	$(4.07)
Diluted income (loss) per common share*	$3.48	$(4.07)

*	In accordance with SFAS 128, diluted earnings per share calculations use weighted average common shares – basic, when in a net loss position.

Nine months ended September 30,	2006	2005
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income (loss) available to common shareholders	$560,500	$(71,011)
Denominator:
Denominator for basic income (loss) per common share –
Weighted average common shares	71,025,512	70,525,061
Per common share equivalents of employee stock options and restricted shares	916,696	1,410,391
Denominator for diluted income (loss) per common share –
Adjusted weighted average common shares and assumed conversions*	71,942,208	71,935,452
Basic income (loss) per common share	$7.89	$(1.01)
Diluted income (loss) per common share*	$7.79	$(1.01)

*	In accordance with SFAS 128, diluted earnings per share calculations use weighted average common shares – basic, when in a net loss position.

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.21 per share to shareholders of record on each of March 15, June 15 and September 15, 2006.

The Board of Directors has authorized a share repurchase program of $150 million. RenaissanceRe’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and capital requirements of RenaissanceRe. The Company did not repurchase any shares under the share repurchase program during the nine months ended September 30, 2006. See ’’Part II – Other Information – Item 2.’’

5.	Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the nine months ending September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘FAS 123’’) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The adoption of FAS 123(R) did not have a material impact on the Company.

Prior to adopting FAS 123(R), the Company accounted for stock-based compensation under the fair value recognition provisions of FAS 123 with effect from January 1, 2003 for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Prior to January 1, 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations.

Stock Compensation Plans

The Company has a stock incentive plan (the ‘‘2001 Stock Incentive Plan’’) under which all employees of the Company and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company's 2001 Stock Incentive Plan generally allows for the purchase of the Company's common shares at a price that is equal to the five day average closing price of the common shares immediately prior to the date of grant. Options to purchase common shares are granted periodically by the Board of Directors, generally vest over four years and generally expire ten years from the date of grant. Restricted common shares are granted periodically by the Board of Directors and generally vest ratably over a four or five year period. In addition, awards granted under the Company’s prior 1993 stock incentive plan remain outstanding, with terms similar to the 2001 Stock Incentive Plan. The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock to the Company’s non-employee directors.

The Company's 2001 Stock Incentive Plan also allows for the issuance of share-based awards, the issuance of restricted common shares and the issuance of reload options for shares tendered in connection with option exercises. For purposes of determining the number of shares reserved for issuance under the 2001 Stock Plan, shares tendered to or withheld by the Company in connection with certain option exercises will again be available for issuance.

In August 2004, the Company’s shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the ‘‘Premium Option Plan’’) under which 6.0 million common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan.  As described in the Company's Proxy Statement relating to the required shareholder vote, filed with the Securities and Exchange Commission (‘‘SEC’’) in July 2004, the Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum 4-year cliff vesting (subject to waiver by the compensation committee of the Board of Directors), and no discretionary repricing. The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of a change in control. Grantees under the Premium Option Plan must satisfy performance criteria which are determined by the Company’s Compensation Committee. Other terms are substantially similar to the 2001 Stock Incentive Plan.

Valuation Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average-assumptions:

	Stock Options
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Volatility	23%	23%	24%	23%
Term (in years)	5	6	5	6
Dividend yield	1.7%	1.6%	1.9%	1.6%
Risk-free interest rate	5.0%	3.9%	4.7%	4.0%

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

Summary of Stock Compensation Activity:

The following is a summary of activity under the Company’s existing stock compensation plans for the nine months ended September 30, 2006:

2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2005	3,151,180	$35.44
Options granted	841,482	42.86	$10.33			$42.66 – $44.30
Options forfeited	(18,716)	51.02
Options expired	(2,470)	53.96
Options exercised	(1,800)	12.83			$60,696
Balance, March 31, 2006	3,969,676	36.94		6.7	$32,176,311	$11.09 – $53.96
Total options exercisable at March 31, 2006	2,205,436	$31.85		4.6	$28,613,371	$11.98 – $52.64
Balance, March 31, 2006	3,969,676	$36.94
Options granted	—	—
Options forfeited	(71,201)	48.12
Options expired	—	—
Options exercised	(1,500)	39.07			$6,360
Balance, June 30, 2006	3,896,975	36.74		6.4	$47,806,400	$11.09 – $53.96
Total options exercisable at June 30, 2006	2,259,565	$32.19		4.4	$37,911,496	$11.98 – $52.62
Balance, June 30, 2006	3,896,975	$36.74
Options granted	140,476	49.11	$12.22			$47.98 – $51.16
Options forfeited	—	—
Options expired	(42,053)	52.87
Options exercised	(527,388)	31.14			$9,780,525
Balance, September 30, 2006	3,468,010	37.89		6.7	$61,411,891	$11.09 – $53.96
Total options exercisable at September 30, 2006	1,690,124	$32.00		4.4	$39,889,952	$12.00 – $53.96

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2005	5,174,000	$80.15
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Balance, March 31, 2006	5,174,000	$80.15		8.5	$—	$73.06 – $98.98
Total options exercisable at March 31, 2006	2,500,000	$86.61		8.4	$—	$74.24 – $98.98
Balance, March 31, 2006	5,174,000	$80.15
Options granted	—	—
Options forfeited	(700,000)	—
Options expired	—	—
Options exercised	—	—
Balance, June 30, 2006	4,474,000	$81.07		8.2	$—	$73.06 – $98.98
Total options exercisable at June 30, 2006	2,500,000	$86.61		8.2	$—	$74.24 – $98.98
Balance, June 30, 2006	4,474,000	$81.07
Options granted	—	—
Options cancelled	(700,000)	—
Options expired	—	—
Options exercised	—	—
Balance, September 30, 2006	3,774,000	$82.34		8.0	$—	$73.06 – $98.98
Total options exercisable at September 30, 2006	2,500,000	$86.61		7.9	$—	$74.24 – $98.98

Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value
Nonvested at December 31, 2005	631,592	$44.90	27,523	$48.43	659,115	$45.05
Awards granted	349,806	42.80	22,420	44.60	372,226	42.91
Awards vested	(44,023)	42.20	(8,057)	43.08	(52,080)	42.34
Awards canceled/ expired/forfeited	(7,644)	48.44	—	—	(7,644)	48.44
Nonvested at March 31, 2006	929,731	$43.78	41,886	$46.15	971,617	$43.88
Awards granted	1,334	$45.47	2,205	$45.34	3,539	45.39
Awards vested	(73,201)	42.43	(5,100)	45.72	(78,301)	42.64
Awards canceled/ expired/forfeited	(21,128)	46.99	—	—	(21,128)	46.99
Nonvested at June 30, 2006	836,736	$43.83	38,991	$46.16	875,727	$43.93
Awards granted	133,116	$50.23	—	$—	133,116	50.23
Awards vested	(42,730)	47.97	—	—	(42,730)	47.97
Awards canceled/ expired/forfeited	(2,901)	43.69	—	—	(2,901)	43.69
Nonvested at September 30, 2006	924,221	$44.56	38,991	$46.16	963,212	$44.62

Shares available for issuance under the Company's 2001 Stock Incentive Plan, Premium Option Plan and Non-Employee Director Stock Incentive Plan totaled 6.0 million at September 30, 2006. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $2.4 million and $7.8 million, respectively. Cash in the amount of $0.5 million was received from employees as a result of employee stock option and similar awards during the three and nine months ended September 30, 2006. In connection with these exercises there was no tax benefit realized by the Company. The Company issues new shares upon the exercise of an option.

As of September 30, 2006, there was $29.5 million of total unrecognized compensation cost related to restricted shares and $17.3 million related to stock options expense which will be recognized during the next 1.6 years and 2.3 years, respectively.

In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company’s net income (loss) and earnings (loss) per share for all reported periods had compensation cost been calculated based upon the fair value method recommended in FAS 123:

Three months ended September 30,	2006	2005
(in thousands of U.S. dollars, except share and per share data)
Net income (loss) available (attributable) to common shareholders, as reported	$251,112	$(287,296)
Add: stock based employee compensation cost included in determination of net income (loss)	5,575	4,112
Deduct: fair value compensation cost under FAS 123	(5,575)	(4,481)
Pro-forma net income (loss) available (attributable) to common shareholders	$251,112	$(287,665)
Income (loss) per share
Basic – as reported	$3.53	$(4.07)
Basic – pro-forma	$3.53	$(4.07)
Diluted – as reported*	$3.48	$(4.07)
Diluted – pro-forma*	$3.48	$(4.07)

*	In accordance with SFAS 128, diluted earnings per share calculations use weighted average common shares – basic, when in a net loss position.

Nine months ended September 30,	2006	2005
(in thousands of U.S. dollars, except share and per share data)
Net income (loss) available (attributable) to common shareholders, as reported	$560,500	$(71,011)
Add: stock based employee compensation cost included in determination of net income (loss)	11,721	14,302
Deduct: fair value compensation cost under FAS 123	(11,721)	(15,477)
Pro-forma net income (loss) available (attributable) to common shareholders	$560,500	$(72,186)
Income (loss) per share
Basic – as reported	$7.89	$(1.01)
Basic – pro-forma	$7.89	$(1.02)
Diluted – as reported*	$7.79	$(1.01)
Diluted – pro-forma*	$7.79	$(1.02)

*	In accordance with SFAS 128, diluted earnings per share calculations use weighted average common shares – basic, when in a net loss position.

6.	We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our property catastrophe reinsurance and specialty reinsurance business units and through joint ventures and other activities managed by our Ventures unit. Only Ventures’ business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results. The results of Top Layer Re, Starbound, ChannelRe Holdings Ltd. (‘‘ChannelRe’’), Tower Hill Holdings Inc. (‘‘Tower Hill’’) and Platinum Underwriters Holdings Ltd. (‘‘Platinum’’) are included in the Other category of our segment results.

Our Individual Risk segment provides primary insurance and quota share reinsurance.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the individual segments.

A summary of the significant components of our revenues and expenses for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

Three months ended September 30, 2006	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$91,514	$166,238	$—	$257,752
Net premiums written	$77,062	$85,633	—	$162,695
Net premiums earned	$236,310	$130,766	—	$367,076
Net claims and claim expenses incurred	(40,756)	83,192	—	42,436
Acquisition expenses	27,890	36,108	—	63,998
Operational expenses	18,495	8,869	—	27,364
Underwriting income	$230,681	$2,597	—	233,278
Net investment income			80,427	80,427
Equity in earnings of other ventures			10,131	10,131
Other income			2,006	2,006
Interest and preference share dividends			(18,154)	(18,154)
Minority interest – DaVinciRe			(52,830)	(52,830)
Other items, net			(7,897)	(7,897)
Net realized gains on investments			4,151	4,151
Net income available to common shareholders			$17,834	$251,112
Net claims and claim expenses incurred – current accident year	$17,131	$78,736		$95,867
Net claims and claim expenses incurred – prior years	(57,887)	4,456		(53,431)
Net claims and claim expenses incurred – total	$(40,756)	$83,192		$42,436
Net claims and claim expense ratio – accident year	7.2%	60.2%		26.1%
Net claims and claim expense ratio – calendar year	(17.2%)	63.6%		11.6%
Underwriting expense ratio	19.6%	34.4%		24.9%
Combined ratio	2.4%	98.0%		36.5%

(1)	Reinsurance segment gross premiums written excludes $31.8 million of premiums assumed from the Individual Risk segment.

Three months ended September 30, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$214,471	$168,319	$—	$382,790
Net premiums written	$174,307	$115,817	—	$290,124
Net premiums earned	$230,519	$117,829	—	$348,348
Net claims and claim expenses incurred	512,190	150,539	—	662,729
Acquisition expenses	28,756	37,199	—	65,955
Operational expenses	16,445	6,414	—	22,859
Underwriting loss	$(326,872)	$(76,323)	—	(403,195)
Net investment income			61,142	61,142
Equity in earnings of other ventures			7,623	7,623
Other loss			(1,256)	(1,256)
Interest and preference share dividends			(15,694)	(15,694)
Minority interest – DaVinciRe			78,978	78,978
Other items, net			(20,086)	(20,086)
Net realized gains on investments			5,192	5,192
Net loss attributable to common shareholders			$115,899	$(287,296)
Net claims and claim expenses incurred – current accident year	$665,644	$160,700		$826,344
Net claims and claim expenses incurred – prior years	(153,454)	(10,161)		(163,615)
Net claims and claim expenses incurred – total	$512,190	$150,539		$662,729
Net claims and claim expense ratio – accident year	288.8%	136.4%		237.2%
Net claims and claim expense ratio – calendar year	222.2%	127.8%		190.2%
Underwriting expense ratio	19.6%	37.0%		25.5%
Combined ratio	241.8%	164.8%		215.7%

(1)	Reinsurance segment gross premiums written excludes $11.1 million of premiums assumed from the Individual Risk segment.

Nine months ended September 30, 2006	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)

Gross premiums written (1)	$1,200,904	$547,791	$—	$1,748,695
Net premiums written	$987,077	$385,697	—	$1,372,774
Net premiums earned	$727,744	$421,945	—	$1,149,689
Net claims and claim expenses incurred	93,869	255,081	—	348,950
Acquisition expenses	87,487	119,922	—	207,409
Operational expenses	50,802	26,549	—	77,351
Underwriting income	$495,586	$20,393	—	515,979
Net investment income			234,873	234,873
Equity in earnings of other ventures			25,904	25,904
Other income			243	243
Interest and preference share dividends			(55,150)	(55,150)
Minority interest – DaVinciRe			(105,494)	(105,494)
Other items, net			(18,902)	(18,902)
Net realized losses on investments			(36,953)	(36,953)
Net income available to common shareholders			$44,521	$560,500
Net claims and claim expenses incurred – current accident year	$193,620	$261,995		$455,615
Net claims and claim expenses incurred – prior years	(99,751)	(6,914)		(106,665)
Net claims and claim expenses incurred – total	$93,869	$255,081		$348,950
Net claims and claim expense ratio – accident year	26.6%	62.1%		39.6%
Net claims and claim expense ratio – calendar year	12.9%	60.5%		30.4%
Underwriting expense ratio	19.0%	34.7%		24.8%
Combined ratio	31.9%	95.2%		55.2%

(1)	Reinsurance segment gross premiums written excludes $68.5 million of premiums assumed from the Individual Risk segment.

Nine months ended September 30, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands of U.S. dollars, except ratios)

Gross premiums written (1)	$1,023,094	$497,512	$—	$1,520,606
Net premiums written	$886,917	$406,889	—	$1,293,806
Net premiums earned	$637,540	$351,062	—	$988,602
Net claims and claim expenses incurred	680,251	292,925	—	973,176
Acquisition expenses	62,567	100,470	—	163,037
Operational expenses	48,056	17,023	—	65,079
Underwriting loss	$(153,334)	$(59,356)	—	(212,690)
Net investment income			158,126	158,126
Equity in earnings of other ventures			22,988	22,988
Other loss			(1,566)	(1,566)
Interest and preference share dividends			(46,495)	(46,495)
Minority interest – DaVinciRe			44,311	44,311
Other items, net			(32,271)	(32,271)
Net realized losses on investments			(3,414)	(3,414)
Net loss attributable to common shareholders			$141,679	$(71,011)
Net claims and claim expenses incurred – current accident year	$917,525	$301,922		$1,219,447
Net claims and claim expenses incurred – prior years	(237,274)	(8,997)		(246,271)
Net claims and claim expenses incurred – total	$680,251	$292,925		$973,176
Net claims and claim expense ratio – accident year	143.9%	86.0%		123.4%
Net claims and claim expense ratio – calendar year	106.7%	83.4%		98.4%
Underwriting expense ratio	17.4%	33.5%		23.1%
Combined ratio	124.1%	116.9%		121.5%

(1)	Reinsurance segment gross premiums written excludes $24.3 million of premiums assumed from the Individual Risk segment.

7.	The Company received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in March 2005, and a subpoena from the United States Attorney's Office for the Southern District of New York in June 2005, each of which relates to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney's Office also relate to the Company’s business practice review and to its determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, the Company understands that certain of its contractual counterparties may have been asked to provide or have provided documents and information with respect to contracts to which the Company is a party in the framework of the ongoing industry-wide investigations. In April 2005, the Company also received subpoenas from the SEC and the NYAG relating to its investment in ChannelRe.

In September 2005, the Company received a Wells Notice from the staff of the SEC in connection with the SEC’s investigation relating to its restatement. The Wells Notice stated that the staff intended to recommend that the SEC bring a civil enforcement action against the Company alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties and disgorgement.

The Company has cooperated with the SEC, the NYAG, and the United States Attorney's Office as to their investigations. From time to time, the SEC and the United States Attorney's Office have requested information from the Company in connection with their investigations. It is possible that additional investigations or proceedings may be commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. The Company is unable to predict the ultimate outcome of these ongoing investigations or the impact these investigations may have on its business, including as to its senior management team. These investigations could result in injunctive relief or penalties, require remediation, or otherwise impact the Company and/or its senior management team in a manner which may be adverse to the Company, perhaps materially so.

The Company has submitted an offer of settlement to the SEC in connection with the SEC's investigation relating to its restatement. Pursuant to the offer of settlement, the Company will consent, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws and ordering the Company to pay disgorgement of $1 and a civil penalty of $15 million. The Company will also retain an independent consultant to review certain of its internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of the Company's Board of Directors and procedures performed by the Company’s auditors in connection with their audit of the Company’s financial statements for the fiscal year ended December 31, 2004. The proposed settlement, which the SEC staff has recommended to the SEC Commissioners, remains subject to approval by the SEC Commissioners, and by the federal court in which the SEC's complaint against the Company will be filed. The amount of the monetary penalty discussed above has been provided for. The Company can give no assurances that the proposed settlement will receive the necessary approvals. If the proposed settlement is not approved, the Company could be subject to different or additional remedies, both monetary and non-monetary, which could adversely affect its business or financial statements, perhaps materially. Disposition of the SEC's investigation relating to the Company’s restatement would not dispose of other ongoing investigations, including that being conducted by the United States Attorney's Office for the Southern District of New York. The Company intends to continue to cooperate with the ongoing investigations.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, the Company’s former Chairman and Chief Executive Officer, Martin J. Merritt, the Company’s former controller, and Michael W. Cash, a former officer of the Company, in connection with the SEC's investigation relating to the Company’s restatement. The complaint charges Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeks permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that, upon entry by the court, will permanently enjoin him from violating or aiding or abetting future violations of the federal securities laws, bar him from serving as an officer or director of a public company, and defer the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. The Company has been advised by the SEC staff that the action filed against these former executives has not changed the position of the staff to support the proposed settlement with the Company.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint names as defendants, in addition to the Company, current and former officers of the Company (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about its business and financial condition in, among other things, SEC filings and public statements. The Consolidated Amended Complaint seeks compensatory damages without specifying an amount.

In June 2006, the defendants filed motions to dismiss the Consolidated Amended Complaint. On October 24, 2006, before those motions were ruled upon, counsel for the lead plaintiffs requested permission from the Court to move for leave to file a second amended complaint. On October 30, 2006, the defendants consented to that request. Once the new complaint is filed, it is expected that the defendants will file motions to dismiss the new complaint. The proposed settlement with the SEC described above would not dispose of this private suit, which the Company intends to vigorously defend.

The Company’s operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company’s primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly-injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in the loss and loss expense reserves which are discussed in the Company’s loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. While any such litigation or arbitration contains an element of uncertainty, the Company believes that any such normal course litigation or arbitration to which the Company is presently a party is not likely to have a material adverse effect on its business or operations.

8.	On May 31, 2006, the Company invested $7.5 million in Starbound, which represents a 5.9% equity ownership interest in Starbound. Starbound owns 100% of Starbound Reinsurance Ltd. (‘‘Starbound Re’’), a Class 3 Bermuda domiciled reinsurer. Starbound was capitalized on May 31, 2006 with $126.5 million of equity capital. The equity, net of capital raising costs, was contributed to Starbound Re. Starbound Re issued $184.0 million of debt on May 31, 2006. The Company wrote additional property catastrophe excess of loss reinsurance contracts incepting during the period from June 1, 2006 to July 1, 2006 and then ceded up to 80% of these contracts to Starbound Re in accordance with a fully-collateralized quota share agreement in return for an underwriting profit commission and an expense override. The Company manages the administration of Starbound for an annual fee. The Company’s equity ownership interest in Starbound is accounted for under the equity method of accounting. During the period ended September 30, 2006, the Company ceded $86.7 million of premium and $9.5 million of acquisition expenses to Starbound Re. The Company had a net outstanding payable to Starbound and its subsidiary Starbound Re of $52.6 million at September 30, 2006.

On June 1, 2006, Timicuan Reinsurance Ltd. (‘‘Tim Re’’), a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors to provide Tim Re with additional capacity to accept property catastrophe excess of loss reinsurance business. Tim Re is a Class 3 Bermuda domiciled reinsurer. The Company ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2006 to Tim Re under a fully-collateralized reinsurance contract in return for an underwriting profit commission. The Class B shareholders participate in substantially all of the profits or losses of Tim Re while the Class B shares remain outstanding. TheClass B shares indemnify Tim Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The sale of the Class B shares was considered a reconsideration event under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (‘‘FIN 46(R)’’). In accordance with the provisions of FIN 46(R), Tim Re is considered a variable interest entity and the Company is considered the primary beneficiary. As a result, Tim Re is consolidated by the Company and all significant inter-company transactions have been eliminated. The Class B share capital has been invested by Tim Re in short term investments and is pledged as collateral to the Company in support of obligations arising under the reinsurance contract. Tim Re is required to repurchase the Class B shares subsequent to the end of the exposure period. The Company ceded $27.6 million of premium to Tim Re under an auto facultative retrocessional excess of loss reinsurance contract through September 30, 2006.

9.	During the third quarter of 2006, the Company established a new business unit focused on weather related activities. Through its principal operating companies, Weather Predict Inc., Weather Predict Consulting Inc. and RenRe Investment Managers Ltd. (‘‘RIM’’), this new unit provides fee-based consulting services, sells certain financial products primarily to address weather risks, and engages in certain trading activities. In connection with the sale of financial products to end user clients, an operating subsidiary of the Company has provided capital guarantees to various counterparties in the amount of $12.1 million as of September 30, 2006. Through RIM, we expect that our participation in the trading markets for securities linked to weather, other natural phenomena, or products or indices linked in part to such phenomena to increase. We do not currently expect the activities of this unit to contribute materially to our financial results in the near future.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2006 and 2005. The following also includes a discussion of our financial condition at September 30, 2006. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. We also direct readers to the Note on Forward-Looking Statements included in this filing.

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

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to clients affected by these events. We are exposed to significant losses from these catastrophic events and other exposures that we cover. Accordingly, we expect a significant degree of volatility in our financial results and that our financial results may vary significantly, from quarter-to-quarter or from year-to-year, based on the level of insured catastrophic losses occurring around the world.

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and 3) other income received from our joint ventures and various other items.

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) minority interest, which represents the interest of external parties with respect to the net income of DaVinciRe; and 6) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. In the future, we expect our relative tax expenses to increase.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, our traditional core business. We believe our subsidiary Renaissance Reinsurance is one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes and explosions. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in 2006 includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice and certain casualty lines. We believe that we are seen as a market leader in certain of these classes of business, such as catastrophe-exposed workers’ compensation, surety and terrorism.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re, DaVinci and Starbound; 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in other market participants, such as our investments in ChannelRe and Platinum, and other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci, Tim Re and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, ChannelRe, Starbound, Tower Hill and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington, which writes on an admitted basis. As noted above, in our Individual Risk business, we substantially rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Group Services Inc., which conducts initial due diligence as well as ongoing monitoring.

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

We periodically review our catastrophe assumptions in REMS©. We have had an ongoing review of our Atlantic hurricane model for the past two years, and in the second half of 2005 we decided to revise our assumptions around Atlantic basin hurricane frequency and severity. Most commercial catastrophe models base their frequency and severity distributions on the last 100 years of hurricane activity. These commercial models assume that a long term view of hurricane risk is appropriate for the insurance industry. Based on our review of the scientific literature, private research, and discussions with some of the leading climatologists and meteorologists, we do not currently believe the past 100 years of data is reflective of current activity. In particular, we believe there has been an increase in the frequency and severity of hurricanes that develop in the Atlantic basin and that have the potential to make landfall in the U.S. We started using these revised assumptions in REMS© to model and evaluate our portfolio of risk in the latter part of 2005. Recently, we introduced a further revised version of our internal models. These assumptions involve significant judgment on our part, and further experience or scientific research may lead us to further adjust these assumptions.

For our catastrophe exposed business in our Individual Risk segment, we are seeking to utilize proprietary modeling tools that have been developed in conjunction with the modeling and other resources utilized in our Reinsurance operations, as described above. We also combine these analyses with those of our Reinsurance segment to monitor our aggregate group catastrophic exposures. In general, our techniques for evaluating catastrophe risk are much better developed than those for other classes of risk. In addition, our models are not currently structured to seek to predict long-term climate changes, such as those that might be caused by the possible trend toward significant global warming. Moreover, our models and databases may not adequately address the emergence of a variety of matters which might be deemed to impact certain of our coverages, such as the likelihood or potential severity of insured losses from an avian flu pandemic. Accordingly, our models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.

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

For our property catastrophe reinsurance business, which is generally characterized by loss events of low frequency and high severity, reporting of claims in general tends to be prompt. We consider this business ‘‘short-tail’’ as compared to reporting of claims for ‘‘long-tail’’ products, which tends to be slower. However, the timing of claims reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes, earthquakes or terrorism); the geographic area involved; and the quality of each customer’s claims management and reserving practices. Management’s judgments regarding these factors are reflected in management’s reserve estimates. Because the events from which claims arise under policies written by our property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, we are often able to use independent reports of such events to augment our loss reserve estimation process. However, based upon the amount and timing of the reported claims from any one or more catastrophic events, such reserve estimates may change significantly from one quarter to another. Once we receive a notice of loss under a catastrophe reinsurance contract, we are generally able to process such claims promptly.

For our property catastrophe reinsurance business, claims and claim expense reserves are estimated by management after a catastrophe occurs by completing an in-depth review of the individual policies potentially impacted by the catastrophic event. The objective of this review is to estimate the ultimate expected cost to settle all claims and the administrative costs arising from catastrophic events that have occurred as of the latest balance sheet date. We initially set our claims reserves based on case reserves reported to us by insureds and ceding companies, but which have not yet been paid. We then add to these case reserves the costs for additional case reserves which represent our estimates for claims reported to us which we believe may not be adequately reserved. Our estimate of the anticipated IBNR is then determined by deducting paid losses, case reserves and additional case reserves from our estimate of the ultimate expected loss for an event. Under GAAP, we are not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss. In addition to the loss information and estimates communicated by cedants, we also use industry information which we gather and retain in our REMS© modeling system. When property catastrophe losses do occur, the information stored in our REMS© modeling system enables us to analyze each of our policies against such loss and compare our estimate of the loss with those reported by our policyholders. The REMS© modeling system also allows us to compare and analyze individual losses reported by policyholders affected by the same loss event. Although the REMS© modeling system assists with the analysis of the underlying loss and provides us with the information and ability to perform increased analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims and the unique characteristics of each loss.

Since 2003, our Individual Risk segment has been issuing insurance policies for certain commercial liability coverages, including general, automobile and professional liability risks. The claim reporting and claim development periods of these risks are generally expected to be longer than the reporting and development periods for our property risks, and, accordingly, there is normally greater uncertainty in the estimation of the reserves associated with these policies.

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

Our reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for the Company’s ultimate expected losses. We do not calculate a range of estimates. We use this point estimate, along with paid and reported claims data, to record our best estimate of additional case reserves and IBNR in our financial statements.

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

Within our property catastrophe reinsurance business, we seek to review principally all of our claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and the administrative costs associated with those new events which have arisen during the reporting period, and reviewing the ultimate expected losses to settle claims for previous events. As noted above, because events from which claims arise under our property catastrophe excess of loss reinsurance policies are typically prominent, public occurrences such as hurricanes, earthquakes and other natural and man-made catastrophes, these events are generally known shortly after they occur. Once an event has occurred, we record our best estimate of the ultimate expected cost to settle all claims arising from the event during the current reporting period. For smaller catastrophes such as winter storms and localized severe weather events such as windstorms and tornadoes, we review catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system. In addition, the quarterly review process includes a review of the ultimate expected loss for each loss that has occurred since the Company’s inception. This process is judgmental in that it involves reviewing changes in paid and reported losses each period and adjusting our estimates of the ultimate expected losses for each event if there are changes that are different from our previous expectations. We also review our specialty reinsurance and Individual Risk reserves quarterly. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. Adjustments to our prior year estimated claims reserves will impact our current year net income (loss) by increasing our net income or decreasing our net loss if the prior year estimated claims reserves are determined to be overstated, or by reducing our net income or increasing our net loss if the prior year estimated claims reserves are determined to be insufficient. During the nine months ended September 30, 2006 and 2005, changes to prior year estimated claims reserves had the following impact: during the first nine months of 2006, prior year estimated claims reserves were reduced by $106.7 million, and during the first nine months of 2005, prior year estimated claims reserves were reduced by $246.3 million, and in each period there was a corresponding decrease to net loss. Although we believe we are cautious in our assumptions, and in the application of our methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made.

Our claims and claim expense reserves are reviewed annually by an independent actuarial firm. The actuarial firm performs this work for the purpose of issuing an actuarial opinion on the reasonableness of the Company’s claims and claim expense reserves for each of the Company’s insurance subsidiaries. The actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses their conclusions with management and presents their findings to the Audit Committee of the Board of Directors of the Company. Although we do not explicitly rely on the work performed by the actuarial firm for estimating our reserves for claims and claim expenses, we compare our recorded claims and claim expense reserves to those estimated by the actuarial firm to ensure our estimates are within the actuarial firm’s reasonable range of estimates. To date, our estimates of claims and claim expense reserves have been within the actuarial firm’s reasonable range of estimates.

We announced in early 2005 that we would review the processes and assumptions for establishing and evaluating our reserves during 2005. Starting in 2002, we significantly expanded our specialty reinsurance and Individual Risk businesses which resulted in significant growth in our reserves for claims and claim expenses for these lines of business over the subsequent three years. When establishing our initial reserves for these lines of business, we placed significant reliance on industry data as we did not have the benefit of our own historical experience. Prior to 2005, we started experiencing favorable development on the run-off of our reserves. This favorable development was principally due to our specialty reinsurance and Individual Risk businesses performing better than historical industry averages and paid and reported claims developing better than expected in our property catastrophe reinsurance business. We elected to perform our reserve reviews in 2005 principally due to: 1) the growth in our businesses and reserves for claims and claim expenses; 2) an increase in then-recent periods in favorable development in reserves for our specialty reinsurance and Individual Risk businesses, which had performed more favorably in what was effectively their first three years of operations than historical industry data would have anticipated; 3) recent favorable development with respect to our property catastrophe reinsurance reserves; and 4) a determination to consider enhancements to our reserving processes and assumptions.

We completed reviews of our property catastrophe reinsurance reserves, specialty reinsurance reserves and Individual Risk reserves in the second, third and fourth quarters of 2005, respectively. As a result of these reviews, we reduced prior year reserves within our Reinsurance and Individual Risk segments by $248.1 million and $1.1 million, respectively. Within our Reinsurance segment, the decrease included a $118.2 million decrease in reserves for our property catastrophe reinsurance business and a $129.9 million decrease in reserves for our specialty reinsurance business. After adjusting for the impact of minority interest, our 2005 net loss was reduced by $226.9 million as a result of these reviews.

Within our Reinsurance segment, we experienced a decrease in our property catastrophe reinsurance reserves for claims and claim expenses principally due to re-estimating the ultimate expected cost for both small and large catastrophes. This was due to a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for these catastrophes. In coming to this conclusion, we reviewed claims files, requested updated claims information from brokers, and developed some new tools to help us assess trends in paid and reported losses. As a result of this review, we determined that there were trends of paid and reported claims for these catastrophes that were coming in less than originally expected and therefore the ultimate expected losses for these catastrophes were decreased.

The review also included a reassessment of our actuarial techniques and assumptions for our specialty reinsurance business. We considered whether or not we should continue with the use of the Bornhuetter-Ferguson actuarial method in reserving for our specialty reinsurance business or whether a different actuarial method might be more appropriate. As a result of the review, we determined it was appropriate to continue with the use of the Bornhuetter-Ferguson actuarial method. This method is appropriate for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method only uses initial loss ratio expectations to the extent that losses are not paid or reported and it assumes that past experience is not fully representative of the future. This method also has the benefit of placing more weight on actual experience and less on expected experience as the Company’s reserves for claims and claim expenses age.

To enhance the reserving for our specialty reinsurance business, we further segmented this business during the review with the aim of grouping risks into more homogeneous categories which respond to the evolution of actual exposures. This became possible as the volume of this business increased over the three preceding years. This further segmentation required the selection of loss reporting patterns to be applied to these new groups. We also updated our assumptions for our original loss reporting patterns based on a combination of new industry information and actual experience accumulated over the three preceding years. The assumptions for the new loss reporting patterns were applied to all prior underwriting years. In addition, we made explicit allowances for commuted contracts whereas previously these were considered in the overall reserving assumptions. We also reviewed substantially all of our case reserves and additional case reserves. The result of the foregoing was a decrease in our specialty reinsurance reserves for claims and claim expenses.

The reserve review for our Individual Risk business followed a similar process to the specialty reinsurance review noted above. The changes within our Individual Risk segment as a result of the reserve review were insignificant.

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

Our gross case reserves, additional case reserves and IBNR by line of business at September 30, 2006 and December 31, 2005 were as follows:

At September 30, 2006	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$432,924	$265,016	$221,404	$919,344
Specialty reinsurance	104,298	75,811	414,250	594,359
Total Reinsurance	537,222	340,827	635,654	1,513,703
Individual Risk	286,624	19,774	335,112	641,510
Total	$823,846	$360,601	$970,766	$2,155,213
At December 31, 2005
Property catastrophe reinsurance	$544,750	$576,992	$207,087	$1,328,829
Specialty reinsurance	180,868	95,312	414,445	690,625
Total Reinsurance	725,618	672,304	621,532	2,019,454
Individual Risk	194,016	—	401,081	595,097
Total	$919,634	$672,304	$1,022,613	$2,614,551

At September 30, 2006, our total case reserves for claims and claim expenses were $823.8 million and our estimated additional case reserves and IBNR reserves were $1,331.4 million. A 5% adjustment to our additional case reserves and IBNR reserves would equate to a $66.6 million adjustment to net claims and claim expenses incurred, which represents 11.9% of our net income available to common shareholders for the first nine months of 2006, and 2.4% of shareholders’ equity at September 30, 2006.

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

The estimate of losses recoverable can be more subjective than estimating the underlying claims and claim expense reserves as discussed under the heading ‘‘Claims and Claim Expense Reserves’’ above.  In particular, losses recoverable may be affected by numerous factors including deemed inuring reinsurance, industry losses reported by various statistical reporting services, our expectations about the willingness of our counterparties to pay our claims and other factors.  Losses recoverable on dual trigger reinsurance contracts require us to estimate our ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured industry losses that will be reported by the applicable statistical reporting agency, as per the contract terms. In addition, the level of our additional case reserves and IBNR have a significant impact on losses recoverable. These factors can impact the amount of the losses recoverable to be recorded as well as delay the recognition of losses recoverable to reporting periods that are different from the underlying loss.

The majority of the balance we have accrued as recoverable will not be due for collection until some point in the future. The amounts recoverable ultimately collected are open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency and elective run-off, contractual dispute and various other reasons.  In addition, because the majority of the balances recoverable will not be collected for some time, economic conditions as well as the financial and operational performance of a particular reinsurer may change, and these changes may affect the reinsurer’s willingness and ability to meet their contractual obligations to us. In general, we believe that both the ability and willingness to pay of providers of uncollateralized retrocessional capacity has been declining in our industry. To reflect these uncertainties, we estimate and record a valuation allowance for potential uncollectible losses recoverable which reduces losses recoverable and net earnings.

We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. The valuation allowance recorded against losses recoverable was $18.2 million at September 30, 2006 (December 31, 2005 – $46.0 million). The reinsurers which made up the three largest balances accounted for 40.1%, 9.5% and 5.7%, respectively, of our losses recoverable balance at September 30, 2006 (December 31, 2005 – 17.9%, 14.7% and 11.8%, respectively). The three largest company-specific components of the valuation allowance represented 15.2%, 11.0% and 5.7% of our total valuation allowance at September 30, 2006 (December 31, 2005 – 39.6%, 18.1% and 10.3%).

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total premiums written estimated in our Individual Risk business in the nine months ended September 30, 2006 and 2005 were $5.0 million and $40.7 million, respectively, and total premiums earned estimated were $0.4 million and $8.0 million, respectively. Total incurred commissions estimated in the nine months ended September 30, 2006 and 2005 were $0.1 million and $3.0 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date, such subsequent adjustments have not been material.

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

Summary Overview

Three months ended September 30	2006	2005	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$257,752	$382,790	$(125,038)
Net premiums written	162,695	290,124	(127,429)
Net premiums earned	367,076	348,348	18,728
Net claims and claim expenses incurred	42,436	662,729	(620,293)
Underwriting income (loss)	233,278	(403,195)	636,473
Net investment income	80,427	61,142	19,285
Net income (loss) available (attributable) to common shareholders	251,112	(287,296)	538,408
Net income (loss) available (attributable) to common shareholders per Common Share – diluted	$3.48	$(4.07)	$7.55
Net claims and claim expense ratio – accident year	26.1%	237.2%	(211.1)%
Net claims and claim expense ratio – calendar year	11.6%	190.2%	(178.6)%
Underwriting expense ratio	24.9%	25.5%	(0.6)%
Combined ratio	36.5%	215.7%	(179.2)%

At September 30, 2006 and June 30, 2006	September 30, 2006	June 30, 2006	$ Change	% Change
Book value per common share	$31.86	$28.37	$3.49	12.3%
Accumulated dividends per common share	5.91	5.70	0.21	3.7%
Book value per common share plus accumulated dividends	$37.77	$34.07	$3.70	10.9%

Net income available to common shareholders was $251.1 million in the third quarter of 2006, compared to a net loss attributable to common shareholders of $287.3 million in the third quarter of 2005. The increase in net income was principally due to the $636.5 million increase in underwriting income. The increase in underwriting income was driven by a reduction in net claims and claim expenses as a result of light insured catastrophe loss activity in the third quarter of 2006 compared with the same period in 2005. In the third quarter of 2005, hurricanes Dennis, Katrina and Rita negatively impacted our underwriting results by $686.9 million and resulted in a net negative impact of $572.6 million on our financial results. Net negative impact includes the sum of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, and minority interest. Included in the third quarter of 2006 is a $31.4 million net positive impact as a result the commutation of certain assumed and ceded reinsurance contracts in the third quarter of 2006. The net positive impact includes the sum of earned premiums, net claims and claim expenses, underwriting expenses and minority interest.

Fully diluted net income available to common shareholders per common share was $3.48 for the third quarter of 2006, compared to a net loss attributable to common shareholders of $4.07 in the third quarter of 2005. The increase in net income and fully diluted earnings per share from the third quarter of 2005 to the third quarter of 2006 was primarily due to the increase in underwriting income as noted above and a $19.3 million increase in net investment income.

Book value per common share increased $3.49 or 12.3% to $31.86 at September 30, 2006, compared to $28.37 at June 30, 2006. Book value per common share plus accumulated dividends increased $3.70 or 10.9% to $37.77 at September 30, 2006, compared to $34.07 at June 30, 2006. The growth in book value per share was driven by our net income of $251.1 million, less $15.1 million of common dividends for the third quarter of 2006. Common shares outstanding increased to 72.1 million at September 30, 2006 from 71.8 million at June 30, 2006.

Underwriting Results

In the third quarter of 2006, we generated $233.3 million of underwriting income, an increase of $636.5 million compared to a $403.2 million underwriting loss in the third quarter of 2005. The increase in underwriting income was driven by a reduction in net claims and claim expenses as a result of light insured catastrophe loss activity in the third quarter of 2006 compared with the same period in 2005. In addition, certain assumed and ceded reinsurance contracts were commuted in the third quarter of 2006 which increased our underwriting results by $34.2 million. In the third quarter of 2005, our underwriting results were negatively impacted by hurricanes Dennis, Katrina and Rita which resulted in an underwriting loss of $686.9 million. Our underwriting results for the third quarter of 2005 were also significantly impacted by our specialty reinsurance reserve review, which decreased prior year net claims and claim expenses by $129.9 million and improved our underwriting results by the same amount. We had a combined ratio of 36.5%, a net claims and claim expense ratio of 11.6% and an underwriting expense ratio of 24.9% in the third quarter of 2006, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 215.7%, 190.2% and 25.5%, respectively, in the third quarter of 2005.

Gross premiums written decreased $125.0 million to $257.8 million in the third quarter of 2006, compared to $382.8 million in the third quarter of 2005. The decrease in gross premiums written is in part attributable to $72.2 million in loss related premium recorded in the third quarter of 2005 as a result of the large hurricanes of 2005, which was not repeated in 2006. Loss related premium includes reinstatement premiums written as a result of large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost from a large catastrophe and reinsurance coverage provided to companies to cover a named hurricane. In addition, certain assumed and ceded reinsurance contracts were commuted in the third quarter of 2006 which resulted in a $28.3 million decrease in gross premiums written.

Net premiums written decreased $127.4 million in the third quarter of 2006 to $162.7 million from $290.1 million in the third quarter of 2005. The decrease in net premiums written was due to the decrease in gross premiums written noted above as well as a $2.4 million increase in ceded premiums written. Net premiums earned increased $18.7 million to $367.1 million in the third quarter of 2006, compared to $348.3 million in the third quarter of 2005.

Net claims and claim expenses decreased by $620.3 million to $42.4 million in the third quarter of 2006 compared to $662.7 million in the same quarter of 2005, principally due to a $725.5 million decrease in current accident year losses as a result of the relatively light insured catastrophe losses in the third quarter of 2006 compared to the third quarter of 2005. In addition, the Company experienced $53.4 million in favorable loss reserve development in 2006 compared to $163.6 million in 2005. The favorable development in the third quarter of 2006 was attributable to the Company’s reinsurance segment and was principally due to a $44.4 million reduction in prior year losses as a result of the commutation of certain assumed and ceded reinsurance contracts in the quarter. The favorable development experienced in the third quarter of 2005 was principally due to the Company’s specialty reinsurance reserve review which resulted in a $129.9 million decrease in prior year reserves in the third quarter of 2005 combined with favorable development on the 2004 hurricanes.

Net Investment Income

Net investment income increased $19.3 million to $80.4 million in the third quarter of 2006, compared to $61.1 million for the third quarter in 2005 reflecting a higher yield on our portfolio of fixed maturity investments available for sale and short term investments and an increase in average invested assets. Our other investments, which include hedge funds and private equity investments, earned $12.8 million in the third quarter of 2006 compared to $21.2 million in the third quarter of 2005. Of this amount $2.6 million relates to net unrealized gains in the third quarter of 2006 compared to $13.2 million in the third quarter of 2005.

Net Realized Investment Gains

In the third quarter of 2006, we generated net realized investment gains of $4.2 million compared to $5.2 million in the third quarter of 2005. Net realized investment gains in the third quarter of 2006 and 2005 were principally driven by normal trading activity in a declining interest rate environment. Net realized investment gains are net of other than temporary impairment losses of $0.5 million and $0.7 million in the third quarters of 2006 and 2005, respectively.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures in the third quarter of 2006 represents our pro-rata share of the net income from our investments in our joint ventures, Top Layer Re, ChannelRe, Starbound, and Tower Hill. Equity in earnings of other ventures generated $10.1 million in income in the third quarter of 2006, compared to $7.6 million in the third quarter of 2005. Included is our equity in the earnings of our investment in Top Layer Re of $3.2 million in the third quarter of 2006, compared to $3.9 million for the same period in 2005. Our equity in the earnings of ChannelRe was $5.1 million in the third quarter of 2006, compared to $3.2 million for the third quarter of 2005. Our equity in the earnings of Starbound, which we invested in during the second quarter of 2006, was $0.9 million in the third quarter of 2006. We recorded earnings of $0.9 million from our Tower Hill investment in the third quarter of 2006 compared to $0.5 million in the third quarter of 2005. Our equity pick-up from ChannelRe and Tower Hill is recorded one quarter in arrears.

Other Income (Loss)

The fee income and other items reported in other income are detailed below:

Three months ended September 30,	2006	2005
(in thousands of U.S. dollars)
Fee income	$1,252	$962
Other items	754	(2,218)
Total other income (loss)	$2,006	$(1,256)

Fee income was principally generated from the annual management fee and profit commission we receive from Platinum and increased to $1.3 million in the third quarter of 2006 compared to $1.0 million in the third quarter of 2005. Our current management fee arrangement with Platinum is scheduled to expire in September 2007. Other items generated a gain of $0.8 million in the third quarter of 2006, principally driven by a $4.3 million mark-to-market gain on our warrant to purchase 2.5 million shares of Platinum common stock and offset by a $3.6 million expense related to reinsurance contracts accounted for as derivatives and deposits under GAAP, compared with a loss of $2.2 million in the third quarter of 2005, which was primarily a result of a $3.1 million mark-to-market loss on our Platinum warrant. Our Platinum warrant is accounted for at fair value with changes in fair value recorded in current period earnings. The value of the Platinum warrant can change significantly from quarter to quarter due to changes in the underlying market input valuation assumptions, most notably the price of Platinum common stock.

Other Items

Corporate expenses totaled $5.1 million in the third quarter of 2006 compared with $21.8 million in the third quarter of 2005. The decline in such expenses was due primarily to a decrease in costs incurred related to the Company’s internal business practice review and the ongoing investigations into the Company and certain of its present and former executive officers by governmental authorities. These costs totaled $0.8 million in the third quarter of 2006 compared to $17.3 million in the third quarter of 2005.

Interest expense increased by $2.6 million to $9.5 million in the third quarter of 2006, compared to $7.0 million in the third quarter of 2005. The increase in interest expense was due to the December 2005 borrowing of $150.0 million under our revolving credit facility, an increase of $60.0 million in the outstanding principal balance of the loan under the DaVinciRe facility in April 2006, and higher interest rates on our revolving credit facility and DaVinciRe bank debt due to increased short term interest rates (both are floating rate instruments). During the third quarter of

2006, the remaining $75.0 million outstanding on the revolving credit facility was repaid resulting in a $Nil balance outstanding as of September 30, 2006.

Minority interest increased $131.8 million to $52.8 million in the third quarter of 2006, compared to negative $79.0 million in the third quarter of 2005, due to increased profitability in DaVinciRe in the third quarter of 2006 compared to the third quarter of 2005. The improved profitability was driven by relatively light insured catastrophe loss activity in the third quarter of 2006 which increased DaVinciRe’s underwriting income, compared to the third quarter of 2005 which was impacted by the large hurricanes, combined with the reduction in our ownership percentage of DaVinciRe.

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

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the three months ended September 30, 2006 and 2005:

Three months ended September 30,	2006	2005	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe premiums
Renaissance	$61,219	$109,257	$(48,038)
DaVinci	10,400	18,814	(8,414)
Total property catastrophe premiums written	71,619	128,071	(56,452)
Specialty premiums
Renaissance	19,645	85,320	(65,675)
DaVinci	250	1,080	(830)
Total specialty premiums written	19,895	86,400	(66,505)
Total Reinsurance gross premiums written (1)	$91,514	$214,471	$(122,957)
Net premiums written	$77,062	$174,307	$(97,245)
Net premiums earned – property catastrophe	$193,374	$109,672	$83,702
Net premiums earned – specialty	42,936	120,847	(77,911)
Total net premiums earned	236,310	230,519	5,791
Net claims and claim expenses incurred	(40,756)	512,190	(552,946)
Acquisition expenses	27,890	28,756	(866)
Operational expenses	18,495	16,445	2,050
Underwriting income (loss)	$230,681	$(326,872)	$557,553
Net claims and claim expenses incurred – current accident year	$17,131	$665,644	$(648,513)
Net claims and claim expenses incurred – prior years	(57,887)	(153,454)	95,567
Net claims and claim expenses incurred – total	$(40,756)	$512,190	$(552,946)

Three months ended September 30,	2006	2005	Change
(in thousands of U.S. dollars, except ratios)
Net claims and claim expense ratio – accident year	7.2%	288.8%	(281.6)%
Net claims and claim expense ratio – calendar year	(17.2)%	222.2%	(239.4)%
Underwriting expense ratio	19.6%	19.6%	0.0%
Combined ratio	2.4%	241.8%	(239.4)%

(1)	Reinsurance gross premiums written excludes $31.8 million and $11.1 million of premiums assumed from the Individual Risk segment for the three months ended September 30, 2006 and 2005, respectively.

Gross Premiums Written

Property Catastrophe Gross Premiums Written – In the third quarter of 2006, our property catastrophe gross premiums written decreased by $56.5 million to $71.6 million, compared to $128.1 million in the third quarter of 2005. The decrease in gross premiums written was principally due to $48.1 million in loss related premium recorded in the third quarter of 2005 as a result of the large hurricanes, which was not repeated in 2006.

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2006, our specialty reinsurance gross premiums written decreased by $66.5 million to $19.9 million, compared to $86.4 million in the third quarter of 2005. The decrease in gross premiums written is in part attributable to $24.1 million in loss related premium recorded in the third quarter of 2005 as a result of the large hurricanes, which was not repeated in 2006. In addition, certain assumed reinsurance contracts were commuted in the third quarter of 2006 which resulted in the return of $28.3 million of specialty reinsurance gross premiums written. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of relatively large transactions.

Net Premiums Written and Earned

Net premiums written in the third quarter of 2006 decreased $97.2 million to $77.1 million, compared to $174.3 million in the same quarter of 2005. The decrease in net premiums written was principally due to $72.2 million of loss related premium in the third quarter of 2005 and the return of $28.3 million of specialty reinsurance gross premiums written as a result of the commutation of certain reinsurance contracts in the third quarter of 2006, as noted above, and partially offset by a $5.0 million decrease in ceded premiums written. Net premiums earned in the third quarter of 2006 increased $5.8 million to $236.3 million, compared to $230.5 million for the same quarter of 2005.

Underwriting Results

Our Reinsurance segment generated $230.7 million of underwriting income in the third quarter of 2006, compared to a $326.9 million underwriting loss in the third quarter of 2005, an increase of $557.6 million. The increase was principally due to lower net claims and claims expenses incurred. In the third quarter of 2006, our Reinsurance segment generated a net claims and claim expense ratio of negative 17.2%, an underwriting expense ratio of 19.6% and a combined ratio of 2.4%, compared to 222.2%, 19.6% and 241.8%, respectively, in the third quarter of 2005. Current accident year losses of $17.1 million were down $648.5 million from $665.6 million in the third quarter of 2005, principally as a result of a lower level of catastrophes occurring in the in the third quarter of 2006 compared to the third quarter of 2005. In the third quarter of 2006, we experienced $57.9 million of prior year favorable development compared to $153.5 million in the third quarter of 2005. The favorable development in the third quarter of 2006 was principally attributable to a $44.4 million reduction in prior year losses as a result of the commutation of certain reinsurance contracts in the quarter. The third quarter 2005 favorable development was principally due to a $129.9 million decrease in prior year specialty reserves as a result of the Company’s 2005 specialty reserve review. In addition, during the third quarter of 2005 there was a $34.8 million increase in reinsurance recoveries related to the 2004 Florida hurricanes.

Acquisition expenses decreased from $28.8 million in the third quarter of 2005 to $27.9 million in the third quarter of 2006.

Operating expenses of $18.5 million in the third quarter of 2006 increased $2.0 million from $16.4 million in the third quarter of 2005. We are continuing to grow our business and as a result our operating expenses have increased.

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

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the three months ended September 30, 2006 and 2005:

Three months ended September 30,	2006	2005	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$166,238	$168,319	$(2,081)
Net premiums written	$85,633	$115,817	$(30,184)
Net premiums earned	$130,766	$117,829	$12,937
Net claims and claim expenses incurred	83,192	150,539	(67,347)
Acquisition expenses	36,108	37,199	(1,091)
Operational expenses	8,869	6,414	2,455
Underwriting income (loss)	$2,597	$(76,323)	$78,920
Net claims and claim expenses incurred – current accident year	$78,736	$160,700	$(81,964)
Net claims and claim expenses incurred – prior years	4,456	(10,161)	14,617
Net claims and claim expenses incurred – total	$83,192	$150,539	$(67,347)
Net claims and claim expense ratio – accident year	60.2%	136.4%	(76.2)%
Net claims and claim expense ratio – calendar year	63.6%	127.8%	(64.2)%
Underwriting expense ratio	34.4%	37.0%	(2.6)%
Combined ratio	98.0%	164.8%	(66.8)%

Premiums

Premiums generated by our Individual Risk segment decreased $2.1 million to $166.2 million in the third quarter of 2006 from $168.3 million in the third quarter of 2005. Net premiums written decreased $30.2 million to $85.6 million in the third quarter of 2006, compared to $115.8 million in the third quarter of 2005 due to a $28.1 million increase in gross premiums ceded and the decrease in gross premiums written noted above. The increase in gross premiums ceded was principally a result of reinsurance purchased for a US program in the third quarter of 2006. Net premiums earned increased $13.0 million to $130.8 million in the third quarter of 2006, compared to $117.8 million in the third quarter of 2005, due principally to the growth in net premiums written in 2006 compared to 2005. Our Individual Risk segment premiums can fluctuate significantly between quarters and between years depending upon factors including the timing of the inception or cessation of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in-force books of business.

Underwriting Results

Our Individual Risk segment generated underwriting income of $2.6 million in the third quarter of 2006, compared to a $76.3 million underwriting loss in the third quarter of 2005, an increase of $78.9 million. The increase was primarily due to a decrease in the net claims and claim expenses and an increase in earned premium, as noted above. In the third quarter of 2006, our Individual Risk segment generated a net claims and claim expenses ratio of 63.6%, an underwriting expense ratio of 34.4% and a combined ratio of 98.0%, compared to 127.8%, 37.0% and 164.8%, respectively, in the third quarter of 2005. The accident year net claims and claim expenses ratio of 60.2% for the three months ended September 30, 2006 was 76.2 percentage points lower than the third quarter of 2005. The decrease in this ratio was due primarily to lower net claims and claim expenses incurred in the third quarter of 2006 than in the third quarter of 2005 due to light insured catastrophe loss activity compared to the same period in 2005. In the third quarter of 2005, our Individual Risk segment incurred $77.6 million of net claims and claim expenses as a result of the large hurricanes in that quarter which increased the accident year net claims and claim expenses ratio by 65.9 percentage points. Our Individual Risk segment prior year reserves experienced $4.5 million of adverse development in the third quarter of 2006 compared to $10.2 million of favorable development in the third quarter of 2005.

SUMMARY OF RESULTS OF OPERATIONS

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Summary Overview

Nine months ended September 30	2006	2005	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,748,695	$1,520,606	$228,089
Net premiums written	1,372,774	1,293,806	78,968
Net premiums earned	1,149,689	988,602	161,087
Net claims and claim expenses incurred	348,950	973,176	(624,226)
Underwriting income (loss)	515,979	(212,690)	728,669
Net investment income	234,873	158,126	76,747
Net income (loss) available (attributable) to common shareholders	560,500	(71,011)	631,511
Net income (loss) available (attributable) to common shareholders per Common Share – diluted	$7.79	$(1.01)	$8.80
Net claims and claim expense ratio – accident year	39.6%	123.4%	(83.8)%
Net claims and claim expense ratio – calendar year	30.4%	98.4%	(68.0)%
Underwriting expense ratio	24.8%	23.1%	1.7%
Combined ratio	55.2%	121.5%	(66.3)%

At September 30, 2006 and December 31, 2005	September 30, 2006	December 31, 2005	$ Change	% Change
Book value per common share	$31.86	$24.52	$7.34	29.9%
Accumulated dividends per common share	5.91	5.28	0.63	11.9%
Book value per common share plus accumulated dividends	$37.77	$29.80	$7.97	26.7%

Net income available to common shareholders was $560.5 million in the first nine months of 2006, compared to a net loss attributable to common shareholders of $71.0 million in the first nine months of 2005, an increase of $631.5 million. Fully diluted net income available to common shareholders per common share was $7.79 for the first nine months of 2006, compared to a fully diluted net loss attributable to common shareholders of $1.01 in the first nine months of 2005. The increase in net income available to common shareholders and fully diluted earnings per share was primarily due to a $728.7 million increase in underwriting income and a $76.7 million increase in net investment income, and partially offset by a $149.8 million increase in minority interest.

Book value per common share increased $7.34 or 29.9% to $31.86 at September 30, 2006, compared to $24.52 at December 31, 2005. Book value per common share plus accumulated dividends increased $7.97 or 26.7% to $37.77 at September 30, 2006, compared to $29.80 at December 31, 2005. The growth in book value per share was driven by our net income of $560.5 million, less $45.3 million of common dividends in the first nine months of 2006. Common shares outstanding increased to 72.1 million at September 30, 2006 from 71.5 million at December 31, 2005.

Underwriting Results

In the first nine months of 2006, we generated $516.0 million of underwriting income, compared to a $212.7 million underwriting loss in the first nine months of 2005. The underwriting loss in the first nine months of 2005 was principally a result of hurricanes Dennis, Katrina and Rita. These three hurricanes which occurred in the third quarter of 2005 resulted in an underwriting loss of $686.9 million. The net negative impact from these hurricanes decreased our third quarter 2005 net income by approximately $572.6 million. Net negative impact includes the sum of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, and minority interest. Our underwriting results for the first nine months of 2005 were also significantly impacted by our reserve reviews, which improved our underwriting results and net income by $248.1 million and $225.8 million, respectively. We had a combined ratio of 55.2%, a net claims and claim expense ratio of 30.4% and an underwriting expense ratio of 24.8%, in the first nine months of 2006, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 121.5%, 98.4% and 23.1%, respectively, in the first nine months of 2005.

Gross premiums written increased $228.1 million to $1,748.7 million in the first nine months of 2006, compared to $1,520.6 million in the first nine months of 2005. The increase in gross premiums written is attributed to the strong pricing in our property catastrophe unit during the first nine months of 2006 as a result of the large catastrophe events experienced during 2005. Net premiums written increased $79.0 million in the first nine months of 2006 to $1,372.8 million from $1,293.8 million in the first nine months of 2005. The increase in net premiums written was due to the growth in gross premiums written and partially offset by higher ceded premiums written. Net premiums earned increased $161.1 million to $1,149.7 million in the first nine months of 2006, compared to $988.6 million in the first nine months of 2005 due to the growth in net premiums written noted above.

Net claims and claim expenses decreased by $624.2 million to $349.0 million in the first nine months of 2006 compared to $973.2 million in the first nine months of 2005, due in part to a $763.8 million reduction in current accident year losses. In addition, we experienced $106.7 million in favorable development in the first nine months of 2006 compared to $246.3 million in the first nine months of 2005. The reduction in current accident year losses was principally due to a lower level of catastrophe losses occurring in the first nine months of 2006 compared to the same period in 2005. In the first nine months of 2006, the favorable development was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected within our specialty unit as well as the impact of the commutation of certain assumed and ceded reinsurance contracts which resulted in a reduction of prior year reserves of $44.4 million. The first nine months of 2005 were impacted by the hurricanes discussed above and European windstorm Erwin which caused $60.7 million of net claims and claim expenses in the first quarter of 2005. The 2005 favorable development was driven by the impact of our 2005 catastrophe reinsurance and specialty reserve reviews.

Net Investment Income

Net investment income increased $76.7 million to $234.9 million in the first nine months of 2006, compared to $158.1 million for the first nine months in 2005, reflecting a higher yield on our portfolio of fixed maturity investments available for sale and short term investments and a higher level of average invested assets. Our other investments, which include hedge funds and private equity investments, earned $50.6 million in the first nine months of 2006 compared to $47.0 million in the first nine months of 2005. Of this amount $28.1 million relates to net unrealized gains in the third quarter of 2006 compared to $22.6 million in the third quarter of 2005.

Net Realized Investment Losses

In the first nine months of 2006, we incurred net realized investment losses of $37.0 million compared to $3.4 million in the first nine months of 2005. Net realized investment losses in the first nine months of 2006 were driven by $43.0 million of other than temporary impairment charges compared to $4.1 million in the first nine months of 2005. The increase in other than temporary impairment charges was principally due to the impact of rising interest rates on our portfolio of fixed maturity investments available for sale. The increasing rates resulted in unrealized losses on our portfolio of fixed maturity securities available for sale, which we subsequently treated as impaired. Principally all of our other than temporary impairment charges were due to increasing interest rates, rather than due to credit related impairment charges.

Equity in Earnings of Other Ventures

Equity in earnings of other ventures in the first nine months of 2006 represents our pro-rata share of the net income from our investments in our joint ventures, Top Layer Re, ChannelRe, Starbound and Tower Hill. Equity in earnings of other ventures generated $25.9 million in income in the first nine months of 2006, compared to $23.0 million in the first nine months of 2005. Included in this is our equity in the earnings of our investment in Top Layer Re of $9.5 million in the first nine months of 2006, compared to $11.1 million for the same period in 2005. Our equity in the earnings of ChannelRe was $13.4 million for the first nine months of 2006, compared to $11.1 million for the first nine months of 2005. Our equity in the earnings of Starbound was $1.2 million in the first nine months of 2006. We recorded earnings of $1.7 million from our Tower Hill investment in the first nine months of 2006 compared to $0.8 million in the first nine months of 2005. Our equity pick-up from ChannelRe and Tower Hill is recorded one quarter in arrears.

Other Income (Loss)

The fee income and other items reported in other income (loss) are detailed below:

Nine months ended September 30,	2006	2005
(in thousands of U.S. dollars)
Fee income	$3,763	$2,963
Other items	(3,520)	(4,529)
Total other income (loss)	$243	$(1,566)

Fee income was principally generated from the annual management fee we receive from Platinum and increased to $3.8 million in the first nine months of 2006 compared to $3.0 million in the first nine months of 2005. Our current management fee arrangement with Platinum is scheduled to expire in September 2007. Other items generated a loss of $3.5 million in the first nine months of 2006, principally driven by a $4.2 million expense related to reinsurance contracts accounted for as derivatives and deposits under GAAP; compared with a loss of $4.5 million in the first nine months of 2005, which was primarily a result of a $2.4 million loss on our portfolio of short positions in credit default swaps combined with a $2.9 million mark-to-market loss on our warrant to purchase 2.5 million shares of Platinum common stock. Our Platinum warrant is accounted for at fair value with changes in fair value recorded in current period earnings. The value of the Platinum warrant can change significantly from quarter to quarter due to changes in the underlying market input valuation assumptions, most notably the price of Platinum common stock.

Other Items

Corporate expenses totaled $16.4 million in the first nine months of 2006 compared with $41.8 million in the first nine months of 2005. The decline in such expenses was due primarily to a decrease in costs incurred related to the Company’s internal business practice review and the ongoing investigations into the Company and certain of its present and former executive officers by governmental authorities. These costs totaled $3.1 million in the first nine months of 2006 compared to $29.5 million in the first nine months of 2005.

Interest expense increased by $8.7 million to $29.2 million in the first nine months of 2006, compared to $20.5 million in the first nine months of 2005. The increase in interest expense was due to the December 2005 borrowing of $150.0 million under our revolving credit facility, an increase of $60.0 million in the outstanding principal balance of the loan under the DaVinciRe facility in April 2006, and higher interest rates on our revolving credit facility and DaVinciRe bank debt due to an increase in short term interest rates (both are floating rate instruments). Seventy five million dollars of the outstanding principal balance of the revolving credit facility was repaid in June 2006 and the remaining $75.0 million was repaid in September 2006.

Minority interest increased $149.8 million to $105.5 million in the first nine months of 2006, compared to a negative minority interest of $44.3 million in the first nine months of 2005, due to increased profitability in DaVinciRe in the first nine months of 2006 compared to the first nine months of 2005. The improved profitability was driven by relatively light insured catastrophe loss activity in the first nine months of 2006 which increase DaVinciRe’s underwriting income, compared to the first nine months of 2005 which was impacted by the large hurricanes, combined with the reduction in our ownership percentage of DaVinciRe.

Underwriting Results by Segment

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our catastrophe reinsurance and specialty reinsurance business units and through Ventures. Our Individual Risk segment provides primary insurance and quota share reinsurance.

Our underwriting results by segment are provided below:

Reinsurance Segment

The following table summarizes the underwriting results and ratios for the Reinsurance segment for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe premiums
Renaissance	$690,472	$501,198	$189,274
DaVinci	319,254	131,627	187,627
Total property catastrophe premiums written	1,009,726	632,825	376,901
Specialty premiums
Renaissance	167,611	365,067	(197,456)
DaVinci	23,567	25,202	(1,635)
Total specialty premiums written	191,178	390,269	(199,091)
Total Reinsurance gross premiums written (1)	$1,200,904	$1,023,094	$177,810
Net premiums written	$987,077	$886,917	$100,160
Net premiums earned – property catastrophe	$554,468	$323,877	$230,591
Net premiums earned – specialty	173,276	313,663	(140,387)
Total net premiums earned	727,744	637,540	90,204
Net claims and claim expenses incurred	93,869	680,251	(586,382)
Acquisition expenses	87,487	62,567	24,920
Operational expenses	50,802	48,056	2,746
Underwriting income (loss)	$495,586	$(153,334)	$648,920
Net claims and claim expenses incurred – current accident year	$193,620	$917,525	$(723,905)
Net claims and claim expenses incurred – prior years	(99,751)	(237,274)	137,523
Net claims and claim expenses incurred – total	$93,869	$680,251	$(586,382)

Nine months ended September 30,	2006	2005	Change
(in thousands of U.S. dollars, except ratios)
Net claims and claim expense ratio – accident year	26.6%	143.9%	(117.3)%
Net claims and claim expense ratio – calendar year	12.9%	106.7%	(93.8)%
Underwriting expense ratio	19.0%	17.4%	1.6%
Combined ratio	31.9%	124.1%	(92.2)%

(1)	Reinsurance gross premiums written excludes $68.5 million and $24.3 million of premiums assumed from the Individual Risk segment for the nine months ended September 30, 2006 and 2005, respectively.

Gross Premiums Written

Property Catastrophe Gross Premiums Written – In the first nine months of 2006, our property catastrophe gross premiums written increased by $376.9 million to $1,009.7 million, compared to $632.8 million in the first nine months of 2005. The increase was primarily a result of increased premiums within our retrocessional reinsurance and U.S. property catastrophe books where: 1) we assumed $114.3 million of business on behalf of two new fully-collateralized joint ventures, Starbound and Tim Re; and 2) pricing and terms in the property catastrophe market improved and we chose to write more business. A significant portion of the growth in our property catastrophe premiums was placed with our joint venture DaVinci. In addition, our property catastrophe gross premiums written for the first nine months of 2005 includes $48.1 million in loss related premium as a result of the large hurricanes of 2005, which was not repeated in 2006.

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2006, our specialty reinsurance gross premiums written decreased by $199.1 million to $191.2 million compared to $390.3 million in the first nine months of 2005. The decrease in specialty premium was due to several factors including the non-renewal of contracts due to clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. In addition, the decrease in gross premiums written is in part attributable to $34.8 million in loss related premium recorded in the first nine months of 2005, which was not repeated in 2006. Further, certain assumed and ceded reinsurance contracts were commuted in the third quarter of 2006 which resulted in the return of $28.3 million of specialty reinsurance gross premiums written and decreased our gross premiums written by a like amount. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Net Premiums Written and Earned

Net premiums written in the first nine months of 2006 increased $100.2 million to $987.1 million, compared to $886.9 million in the same period of 2005. The increase in net premiums written was principally due to the increase in property catastrophe premium and offset by the decrease in specialty premium and an increase in ceded premiums written. Ceded premiums written increased by $121.9 million to $282.4 million for the first nine months of 2006 compared to $160.5 million in the first nine months of 2005. Of this increase, $114.3 million relates to premium written on behalf of our fully-collateralized joint ventures, Starbound and Tim Re, which was ceded to these entities. Net premiums earned in the first nine months of 2006 increased $90.2 million to $727.7 million, compared to $637.5 million for the same period of 2005, due to the increase in net premiums written noted above.

Underwriting Results

Our Reinsurance segment generated $495.6 million of underwriting income in the first nine months of 2006, compared to a $153.3 million underwriting loss in the first nine months of 2005, an increase of $648.9 million. The increase was due to the higher net premiums earned as discussed above and a decrease in net claims and claim expenses. In the first nine months of 2006, our Reinsurance segment generated a net claims and claim expenses ratio of 12.9%, an underwriting expense ratio of 19.0% and a combined ratio of 31.9%, compared to 106.7%, 17.4% and 124.1%, respectively, in the first nine months of 2005. Current accident year losses of $193.6 million were down $723.9 million from $917.5 million in the first nine months of 2005 due to a lower level of catastrophes occurring in the first nine months of 2006 and lower specialty premiums earned. The first nine months of 2005 were impacted by European windstorm Erwin which caused $60.7 million of net claims and claim expenses in the first quarter of 2005, combined with hurricanes Dennis, Katrina and Rita which increased the Reinsurance segment’s net claims and claim expenses incurred by $571.3 million. In addition, our specialty premiums earned were down $140.4 million in the first nine months of 2006, as compared to the first nine months of 2005. The specialty reinsurance book is reserved using the Bornhuetter-Ferguson actuarial technique which results in lower net claims and claims expenses when earned premium is reduced. In the first nine months of 2006, we experienced favorable development on prior year reserves of $99.8 million which was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance business unit, as well as the impact of the commutation of certain assumed and ceded reinsurance contracts in the third quarter of 2006 which decreased prior year reserves by $44.4 million. In the first nine months of 2005, we experienced favorable development of $237.3 million which was driven by favorable development of $248.1 million from our catastrophe and specialty reinsurance reserve reviews completed in the second and third quarters of 2005, respectively, and partially offset by adverse development on the 2004 hurricanes.

Acquisition expenses increased from $62.6 million in the first nine months of 2005 to $87.5 million in the first nine months of 2006, primarily as a result of higher earned premium in the first nine months of 2006 compared to the same period of 2005.

Operating expenses of $50.8 million in the first nine months of 2006 increased $2.7 million from $48.1 million in the first nine months of 2005. We are continuing to grow our business and as a result our operating expenses have increased.

Individual Risk Segment

The following table summarizes the underwriting results and ratios for the Individual Risk segment for the nine months ended September 30, 2006 and 2005:

Nine months ended September 30,	2006	2005	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$547,791	$497,512	$50,279
Net premiums written	$385,697	$406,889	$(21,192)
Net premiums earned	$421,945	$351,062	$70,883
Net claims and claim expenses incurred	255,081	292,925	(37,844)
Acquisition expenses	119,922	100,470	19,452
Operational expenses	26,549	17,023	9,526
Underwriting income (loss)	$20,393	$(59,356)	$79,749
Net claims and claim expenses incurred – current accident year	$261,995	$301,922	$(39,927)
Net claims and claim expenses incurred – prior years	(6,914)	(8,997)	2,083
Net claims and claim expenses incurred – total	$255,081	$292,925	$(37,844)

Nine months ended September 30,	2006	2005	Change
(in thousands of U.S. dollars, except ratios)
Net claims and claim expense ratio – accident year	62.1%	86.0%	(23.9)%
Net claims and claim expense ratio – calendar year	60.5%	83.4%	(22.9)%
Underwriting expense ratio	34.7%	33.5%	1.2%
Combined ratio	95.2%	116.9%	(21.7)%

Premiums

Premiums generated by our Individual Risk segment increased $50.3 million to $547.8 million in the first nine months of 2006 from $497.5 million in the first nine months of 2005. The increase in gross premiums written was due to an increase in premium from our program managers. Net premiums written decreased $21.2 million to $385.7 million in the first nine months of 2006, compared to $406.9 million in the first nine months of 2005 due to the increase in gross premiums written described above and offset by a $71.5 million increase in gross premiums ceded. The increase in gross premiums ceded was principally a result of higher pricing for the Company’s ceded reinsurance program and the purchase of reinsurance for a US program. Net premiums earned increased $70.9 million to $422.0 million in the first nine months of 2006, compared to $351.1 million in the first nine months of 2005 principally due to the increase in net premiums written over the last year and partially offset by the increase in ceded premiums written. Our Individual Risk segment premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in-force books of business.

Underwriting Results

Our Individual Risk segment generated $20.4 million of underwriting income in the first nine months of 2006, compared to a $59.4 million underwriting loss in the first nine months of 2005, an increase of $79.7 million. The increase was due to a combination of higher net premiums earned discussed above, combined with a decrease in the net claims and claim expenses incurred. In the first nine months of 2006, our Individual Risk segment generated a net claims and claim expenses ratio of 60.5%, an underwriting expense ratio of 34.7% and a combined ratio of 95.2%, compared to 83.4%, 33.5% and 116.9%, respectively, in the first nine months of 2005. The accident year net claims and claim expenses ratio of 62.1% for the nine months ended September 30, 2006 was 23.9 percentage points lower than the first nine months of 2005. The decrease in this ratio was due primarily to lower net claims and claim expenses incurred in the first nine months of 2006 than in the first nine months of 2005 due to light insured catastrophe loss activity in 2006 compared with 2005. In the third quarter of 2005, our Individual Risk segment experienced $77.6 million of net claims and claim expenses as a result of hurricanes Dennis, Katrina and Rita. Our Individual Risk segment prior year reserves experienced favorable development of $6.9 million in the first nine months of 2006 compared to $9.0 million of favorable development in the first nine months of 2005.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under Bermuda insurance law, which requires our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At September 30, 2006, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2,971.3 million, and the amount of capital and surplus required to be maintained was $571.9 million. Because of an accumulated deficit in earned surplus from prior operations, Glencoe and DaVinci are currently not permitted to pay ordinary dividends to their shareholders without Bermuda Monetary Authority approval.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which are the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (‘‘TDI’’) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At September 30, 2006, the statutory capital and surplus of Stonington was $91.2 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500 million revolving credit facility to meet additional liquidity and capital requirements, of which $150 million was drawn in December 2005. At September 30, 2006, the outstanding balance was $Nil.

CASH FLOWS

Cash flows from operating activities in the first nine months of 2006 were $560.3 million, which principally consisted of our net income of $586.5 million, an increase in reserves for unearned premiums of $398.4 million and a $145.3 million increase in reinsurance balances payable and partially offset by a $180.5 million decrease in net reserves, a $175.3 million increase in ceded reinsurance balances and a $260.8 million increase in premiums receivable, among other items. The increase in premiums receivable was principally due to our increase in gross premiums written in the first nine months of 2006. The decrease in net reserves was principally due to the payment of claims, net of losses incurred and payments received on losses recoverable.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at September 30, 2006, it is likely that we will experience a significant amount of paid claims in near-term future periods which will diminish our net cash flows from operations, perhaps significantly.

CAPITAL RESOURCES

Our total capital resources at September 30, 2006 and December 31, 2005 were as follows:

(in thousands of U.S. dollars)	At September 30, 2006	At December 31, 2005
Common shareholders' equity	$2,297,207	$1,753,840
Preference shares	500,000	500,000
Total shareholders' equity	2,797,207	2,253,840
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to capital trust	103,093	103,093
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility – borrowed	160,000	100,000
DaVinciRe revolving credit facility – unborrowed	40,000	—
Revolving credit facility – borrowed	—	150,000
Revolving credit facility – unborrowed	500,000	350,000
Total capital resources	$3,850,300	$3,206,933

In the first nine months of 2006, our capital resources increased $643.4 million, primarily due to our net income available to common shareholders of $560.5 million and an increase in the DaVinciRe revolving credit facility of $100.0 million, partially offset by the payment of $45.3 million of common dividends.

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

In January 2003, we issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, we issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at September 30, 2006.

Our Capital Trust has issued Capital Securities which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2006 and 2005, RenaissanceRe did not repurchase any of the Capital Securities. RenaissanceRe has repurchased an aggregate $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the indenture. We were in compliance with all of the covenants of the indenture at September 30, 2006. The Capital Securities mature on March 1, 2027.

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100 million to $350 million and $450 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. At September 30, 2006, the initial $100 million drawn in 2002 remained outstanding and an additional borrowing of $60 million was made on April 5, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.7% during the first nine months of 2006 (2005 – 4.0%). The term of the credit facility may be further extended and the size of the facility may be increased to $250 million if certain conditions are met. At September 30, 2006, DaVinciRe was in compliance with the covenants under this agreement.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. (‘‘RIHL’’). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. In April 2006, the reimbursement agreement was amended to, among other things, (i) extend the term of the agreement to April 27, 2007; (ii) change the total commitment thereunder from $1.75 billion to $1.7 billion; and (iii) provide for the potential increase of the total commitment to up to $2.0 billion if certain conditions are met. Effective June 30, 2006, the total commitment was increased to $1.725 billion with the addition of a new bank to the lending group. At September 30, 2006, we had $1,240.2 million of letters of credit with effective dates on or before September 30, 2006 outstanding under the facility and total letters of credit outstanding under all facilities of $1,285.4 million.

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

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400 million to $500 million, to extend the term to August 6, 2009 and to make certain other changes. On December 2, 2005, $150 million was drawn under this facility, of which $Nil remained outstanding at September 30, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.4% during the first nine months of 2006. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1 billion and $500 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600 million.

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

Our economic ownership interest in DaVinciRe was 19.69% at December 31, 2005, down from 25.25% prior to the capital raise. Subsequent to December 31, 2005, DaVinciRe raised an additional $53.9 million of equity capital in February 2006 and our ownership was reduced to 18.04%. In March 2006, we purchased the shares of one of DaVincRe's original shareholders, effective January 1, 2006, for $15.4 million, subject to a true-up for development on outstanding loss reserves after the settlement of all claims relating to the applicable years. Our economic ownership interest in DaVinciRe is currently 20.5%. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position.

Credit Ratings

In October 2006, A.M. Best Co. (‘‘A.M. Best’’) affirmed the financial strength ratings (‘‘FSR’’) and the issuer credit ratings (‘‘ICR’’) of the operating subsidiaries of RenaissanceRe. These affirmations include the FSRs of ‘‘A’’ (Excellent) and the ICRs of ‘‘a’’ of Renaissance Reinsurance and DaVinci; the FSRs of ‘‘A−’’ (Excellent) and the ICRs of ‘‘a−’’ of the operating subsidiaries of Glencoe Group. All ratings have been removed from under review and assigned a stable outlook. Our financial strength and claims-paying ratings are not recommendations to buy, hold or sell our securities. Our ratings are subject to periodic review and may be revised or revoked, by the agencies which issue them.

SHAREHOLDERS' EQUITY

In the first nine months of 2006, our consolidated shareholders' equity, including preference shares, increased by $543.4 million to $2.8 billion at September 30, 2006, from $2.3 billion at December 31, 2005. The change in shareholders' equity was principally due to our net income available to common shareholders of $560.5 million and a $20.7 million increase in accumulated other comprehensive income, and offset by $45.3 million of dividends to our common shareholders.

INVESTMENTS

At September 30, 2006, we held investments totaling $5.8 billion, compared to $5.3 billion at December 31, 2005.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At September 30, 2006	At December 31, 2005
Fixed maturity investments available for sale, at fair value	$3,176,045	$2,872,294
Short term investments, at cost	1,841,330	1,653,618
Other investments, at fair value	559,256	586,467
Total managed investments portfolio	5,576,631	5,112,379
Investments in other ventures, under equity method	195,787	178,774
Total investments	$5,772,418	$5,291,153

Our total investments as of September 30, 2006 increased by $481.3 million from December 31, 2005 primarily from investing a portion of our net cash provided by operating activities in our investment portfolio.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At September 30, 2006, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2005 – AA), an average duration of 1.4 years (December 31, 2005 – 1.4 years) and an average yield to maturity of 5.2% (December 31, 2005 – 4.6%). As noted in our discussion of our cash flows above, it is likely that our 2006 cash flows from operations will be negatively impacted by losses we will be required to pay related to the 2005 large catastrophes.

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

Other Investments

The table below shows our portfolio of other investments at September 30, 2006 and December 31, 2005:

(in thousands of U.S. dollars)	At September 30, 2006	At December 31, 2005
Private equity partnerships	$208,583	$167,864
Hedge funds	125,262	214,669
Senior secured bank loan fund	79,831	76,451
Catastrophe bonds	50,041	—
Non-US convertible fund	32,815	28,083
Medium term note representing an interest in a pool of European fixed income securities	30,000	30,000
European high yield credit fund	29,620	64,885
Miscellaneous other investments	3,104	4,515
Total other investments	$559,256	$586,467

At September 30, 2006, our private equity partnerships are primarily engaged in U.S. private equity, real estate, distressed securities and secondary investment strategies with initial capital commitments ranging from $4 million to $25 million. The hedge funds in which we have invested are engaged in various investment strategies, including diversified arbitrage, distressed securities and energy trading with original capital contributed by us, generally in the range of $5 million to $15 million per fund, although we have invested up to $60 million in one hedge fund. In the fourth quarter of 2005, we indicated our intention to reduce our actual and relative allocation to alternative investments, primarily hedge funds, and we have decreased our positions in hedge funds since that time. As of September 30, 2006, we have submitted redemption notices to redeem an additional $57.5 million of our hedge fund investments. The loan fund primarily invests in senior secured floating rate loans. The catastrophe bonds represent investments in variable rate notes where all or a substantial portion of the principal is at risk based on parametric triggers. The non-U.S. convertible fund is denominated in Euros and primarily invests in unlisted and listed non-U.S. convertible securities. The medium term note was issued by an investment company which invests predominantly in investment-grade European fixed income securities and passes through a variable U.S. dollar return on the note based on the performance of the underlying securities. The European high yield credit fund is denominated in Euros and primarily invests in unlisted and listed fixed and floating rate debt securities issued by entities that are domiciled in or have a substantial portion of their total assets or operations in a European country.

Fair values of certain of the other investments noted above are generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $50.6 million for the nine months ended September 30, 2006, compared to $47.0 million for the nine months ended September 30, 2005. Of this amount $28.1 million was related to net unrealized gains compared with $22.6 million related to net unrealized gains for the nine months ended September 30, 2006 and 2005, respectively.

We have committed capital to private equity partnerships of $310.8 million, of which $188.6million has been contributed at September 30, 2006.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2006, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At September 30, 2006 (in thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)
7.0% Senior Notes	$168,785	$10,500	$158,285	$—	$—
5.875% Senior Notes	137,471	5,875	11,750	11,750	108,096
Capital Securities	274,333	8,540	17,080	17,080	231,633
DaVinciRe revolving credit facility (2)	195,033	9,600	19,200	166,233	—
Private equity commitments	121,680	121,680	—	—	—
Operating lease obligations	53,578	4,883	9,231	8,418	31,046
Obligations under derivative contracts	2,657	1,188	1,440	29	—
Reserve for claims and claim expenses (3)	2,155,213	844,567	753,977	253,583	303,086
Total contractual obligations	$3,108,750	$1,006,833	$970,963	$457,093	$673,861

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2006 through 2010 based upon the current interest rate on the facility.

(3)	We caution the reader that the information provided above relates to estimated future payment dates of our reserves for claims and claim expenses, is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm. This firm has based its estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

In certain circumstances, many of our contractual obligations may be accelerated to dates other than those reflected in the table, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

CURRENT OUTLOOK

We currently anticipate the following developments in our business:

Market conditions

The insurance industry experienced substantial catastrophe losses in 2005. Hurricane Katrina is estimated to have resulted in a record level of insured property losses, and there had also been an aggregation of other catastrophic insured losses in 2005, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. These losses followed an active year in 2004 in which there were four major hurricanes that made landfall in Florida. These losses have increased perceptions of risk which has resulted in increased demand for, and reduced availability of, catastrophe exposed insurance and reinsurance. The affected lines include catastrophe reinsurance and catastrophe exposed homeowners business, and also include other catastrophe exposed lines of business, such as offshore energy and large account commercial property. Currently, we do not believe that the dislocations being experienced in these lines of business have spread throughout the industry. We have increased certain of our assumptions of catastrophe frequency and we expect to seek higher nominal prices for catastrophe exposed business, although it remains unclear whether our margins will expand meaningfully.

We believe that we are well-positioned to participate in a market environment which we believe continues to improve for many of the coverages which we offer. However, various factors could constrain us, including: (i) the possibility of a higher level of competition than currently anticipated, associated with the rapid movement of capital into the insurance and reinsurance sectors, which could result in a less attractive pricing environment; (ii) limitations on our growth or other adverse impacts arising from the downgrades of our various credit ratings in 2005; and (iii) limitations on human or capital resources available to us. In addition, in contrast to current conditions for catastrophe exposed business, we believe the attractiveness of many casualty lines of business has been decreasing.

Reinsurance segment

For 2006, we are currently projecting over 60% growth in our property catastrophe gross premiums written compared to our 2005 property catastrophe gross premiums written, excluding loss related premium, and over 40% growth after deducting the impact of $114.3 million of premium written on behalf of our fully-collateralized joint ventures, Starbound and Tim Re. In 2005, we generated $115.0 million of loss related catastrophe premium as a result of hurricanes Katrina, Rita and Wilma. We define loss related premium as reinstatement premiums written as a result of these large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost following the large catastrophes, and reinsurance coverage provided to cover a named hurricane. If there is an absence of similar large catastrophic events during 2006, we anticipate such premiums will not recur. In our specialty reinsurance unit, we are projecting an approximate 35% decline in gross premiums written for 2006 compared to our 2005 specialty gross premiums written, excluding loss related premium. In 2005, we generated $38.4 million in loss related premium in this unit. Our projected decline in specialty premium is due to several factors including the non-renewal of one large contract in which the new owner fully retained the risk, clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. In general, our specialty reinsurance premiums are attributable to a relatively small number of relatively large contracts and the amount of specialty premiums can fluctuate significantly between quarters and between years depending upon the number of, and nature of, the transactions which we complete.

Individual Risk segment

We currently expect that our Individual Risk business gross premiums written will be essentially flat for the year. While our program business continues to grow, we have terminated several catastrophe-exposed homeowners quota share treaties on a cut-off basis and we redeployed this capacity to property catastrophe excess of loss reinsurance premium in our Reinsurance segment, where we found the pricing and terms to be more attractive.

New business

We believe that the current market environment may create more opportunities in the latter part of 2006 and the first half of 2007 for the creation of joint ventures and strategic investments. We have established our Ventures unit to facilitate strategic investments. We may consider opportunities in other areas of the insurance and reinsurance markets, or in other financial markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

Government investigations

The SEC, the NYAG, the United States Attorney’s Office for the Southern District of New York, certain state insurance regulatory authorities and others are investigating various practices within the insurance industry, including contingent commission payments to brokers, alleged ‘‘bid-rigging’’, and ’’steering’’, as well as the use of non-traditional, or loss mitigation, (re)insurance products. Government authorities are also currently investigating our restatement of the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. On July 31, we announced that we have submitted an offer of settlement to the SEC to resolve the SEC’s investigation, pursuant to which we will consent, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, pay disgorgement of $1 and a civil penalty of $15 million, and agree to a number of remedial undertakings. The SEC staff has recommended this proposed settlement to the SEC Commissioners. Currently, the proposed settlement remains subject to approval by the SEC Commissioners and by the federal court in which the SEC’s complaint against the Company will be filed. We can give no assurances that the proposed settlement will receive the necessary approvals. If the proposed settlement is not approved, the Company could be subject to different or additional remedies, both monetary and non-monetary, which could adversely affect the Company’s business or financial statements, perhaps materially. The proposed settlement with the SEC, if ultimately approved, would not dispose of the other ongoing investigations. See ‘‘Legal Proceedings’’. We cannot predict the ultimate effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework or our business.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	we are exposed to significant losses from catastrophic events and other exposures that we cover that may cause significant volatility in our financial results;

•	the frequency and severity of catastrophic events could exceed our estimates and cause losses greater than we expect;

•	risks associated with implementing our business strategies and initiatives, including risks relating to effecting our leadership transition;

•	risks associated with executing our strategy in our newer specialty reinsurance and Individual Risk businesses, including the development of our infrastructure to support these lines;

•	risks relating to our strategy of relying on program managers, third-party administrators, and other vendors to support our Individual Risk operations;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	risks that the current governmental investigations or related proceedings involving the Company might impact us adversely, including as regards our senior executive team;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms;

•	the inherent uncertainties in our reserving process, including those related to the 2005 catastrophes, which uncertainties we believe are increasing as we diversify into new product classes;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks relating to the availability and collectibility of our reinsurance with respect to both our Reinsurance and Individual Risk operations;

•	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third-party payments for which we might be liable;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as the possible trend toward significant global warming, or the potential for significant industry losses from a matter such as an avian flu pandemic, which could cause us to underestimate our exposures and potentially adversely impact our financial results;

•	we may be affected by increased competition, including from the new entrants formed following hurricane Katrina, or in future periods by a decrease in the level of demand for our reinsurance or insurance products;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

•	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, Glencoe and RIHL, are subject to U.S. taxation;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

•	sanctions against us, as a Bermuda-based company, by multinational organizations;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	risks due to our dependence on a few insurance and reinsurance brokers for a large portion of revenue, as an increasingly substantial portion of our business is provided by a small number of these brokers;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including potential challenges to Renaissance Reinsurance's claim of exemption from insurance regulation under current laws, the risk of increased global regulation of the insurance and reinsurance industry, and the risk that the Terrorism Risk Insurance Act of 2002 will not be renewed after 2007;

•	the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate; and

•	operational risks, including system or human failures.

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

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in fair value of 1.4%, which equated to a decrease in fair value of approximately $70.2 million on a portfolio valued at $5.0 billion at September 30, 2006. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

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

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. At September 30, 2006, we had notional exposure of $113.0 million (December 31, 2005 – $235.0 million) related to foreign currency forward and option contracts purchased in connection with our underwriting operations. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During the first nine months of 2006 we had gains of $5.9 million compared with a loss of $0.1 million during the first nine months of 2005 on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar bonds and Euro denominated fixed income and other funds. At September 30, 2006, our combined investment in these bonds, funds and foreign denominated cash was $253.1 million (December 31, 2005 – $234.6 million). To economically hedge our exposure to currency fluctuations from these funds, we have entered into foreign currency forward and option contracts with notional exposure of $175.9 million (December 31, 2005 – $189.1 million). In the future, we may choose to increase our exposure to non-dollar investments. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in other comprehensive income and realized net foreign exchange gains (losses) on these securities are recorded in net foreign exchange gains (losses) in our statements of operation; the foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar assets are recorded through net foreign exchange gains (losses) in our statements of operation. In the first nine months of 2006 and 2005, we recorded a loss of $7.7 million and a gain of $27.5 million, respectively, on our foreign currency forward and option contracts related to our hedging of non-US dollar investments. In the first nine months of 2006 and 2005, this was offset by a gain of $11.3 million and a loss of $27.9 million, respectively, on the underlying hedged foreign-currency denominated investments, of which a gain of $6.1 million and $12.9 million, respectively, relates to available for sale securities and was therefore included in other comprehensive income and a gain of $5.2 million and $15.0 million, respectively, related to realized foreign exchange gains and losses on our fixed maturity investments available for sale and other investments and unrealized foreign exchange gains and losses on our other investments, which was included in net foreign exchange gains in our consolidated statements of operations.

Equity Risk

We are exposed to equity price risk principally due to our investment in a warrant to purchase additional common shares of Platinum (see ‘‘Summary of Results of Operations – Investments’’), which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum’s common stock. The aggregate fair value of this investment in Platinum was $25.5 million at September 30, 2006 compared to $26.7 million at December 31, 2005. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $6.1 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the warrant would be recorded in other income. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity partnerships whose exit strategies often depend on the equity markets. Such investments totaled $333.8 million at September 30, 2006 (December 31, 2005 – $382.5 million). A hypothetical 10 percent decline in the prices of these hedge funds and private equity partnerships, holding all other factors constant, would have resulted in a $33.4 million decline in the fair value of these investments at September 30, 2006.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale and short term investments, premiums receivable and ceded reinsurance balances.  At September 30, 2006, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit derivatives to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At September 30, 2006, the maximum payments we were obligated to make under credit default swaps was $2.7 million (December 31, 2005-$3.6 million). We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet at September 30, 2006 was a liability of $2.1 million (December 31, 2005 – $2.6 million). In the first nine months of 2006 and 2005, we recorded losses of $0.5 million and $2.4 million, respectively, from these credit derivatives in our consolidated statements of operations. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls:     We have designed various disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act), to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this quarterly report, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on financial statements.

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

Evaluation:     An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at September 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2005, we received a Wells Notice from the staff of the SEC in connection with the SEC’s investigation relating to our restatement. The Wells Notice stated that the staff intended to recommend that the SEC bring a civil enforcement action against us alleging violations of federal securities laws and that the staff may seek permanent injunctive relief, civil penalties and disgorgement.

We have cooperated with the SEC, the NYAG, and the United States Attorney's Office as to their investigations. From time to time, the SEC and the United States Attorney's Office have requested information from us in connection with their investigations. It is possible that additional investigations or proceedings may be commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil. We are unable to predict the ultimate outcome of these ongoing investigations or the impact these investigations may have on our business, including as to our senior management team. These investigations could result in injunctive relief or penalties, require remediation, or otherwise impact us and/or our senior management team in a manner which may be adverse to the Company, perhaps materially so.

We have submitted an offer of settlement to the SEC in connection with the SEC's investigation relating to our restatement. Pursuant to the offer of settlement, we will consent, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws and ordering us to pay disgorgement of $1 and a civil penalty of $15 million. We will also retain an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of the Company's Board of Directors and procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. The proposed settlement, which the SEC staff has recommended to the SEC Commissioners, remains subject to approval by the SEC Commissioners, and by the federal court in which the SEC's complaint against us will be filed. The amount of the monetary penalty discussed above has been provided for. We can give no assurances that the proposed settlement will receive the necessary approvals. If the proposed settlement is not approved, we could be subject to different or additional remedies, both monetary and non-monetary, which could adversely affect our business or financial statements, perhaps materially. Disposition of the SEC's investigation relating to our restatement would not dispose of other ongoing investigations, including that being conducted by the United States Attorney's Office for the Southern District of New York. We intend to continue to cooperate with the ongoing investigations.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, our former Chairman and Chief Executive Officer, Martin J. Merritt, our former controller, and Michael W. Cash, a former officer of the Company, in connection with the SEC's investigation relating to our restatement. The complaint charges Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeks permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that, upon entry by the court, will permanently enjoin him from violating or aiding or abetting future violations of the federal securities laws, bar him from serving as an officer or director of a public company, and defer the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. We have been advised by the SEC staff that the action filed against our former executives has not changed the position of the staff to support the proposed settlement with the Company.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint names as defendants, in addition to the Company, current and former officers of the Company (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about our business and financial condition in, among other things, SEC filings and public statements. The Consolidated Amended Complaint seeks compensatory damages without specifying an amount.

In June 2006, the defendants filed motions to dismiss the Consolidated Amended Complaint. On October 24, 2006, before those motions were ruled upon, counsel for the lead plaintiffs requested permission from the Court to move for leave to file a second amended complaint. On October 30, 2006, the defendants consented to that request. Once the new complaint is filed, it is expected that the defendants will file motions to dismiss the new complaint. The proposed settlement with the SEC described above would not dispose of this private suit, which the Company intends to vigorously defend.

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

Item 1A – Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases for the quarter ended September 30, 2006. RenaissanceRe’s Board has authorized a share repurchase program of $150 million, which the Company publicly announced on August 7, 2003. We repurchased no shares under this program in the nine months ended September 30, 2006. The purchases reflected below exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Shares purchased	Average price per share	Maximum dollar amount still available for repurchase under program
			(in millions)
Beginning shares available to be repurchased			$149.3
July 1 – 31, 2006	13,912	$49.03	N/A
August 1 – 31, 2006	62	$46.89	N/A
September 1 – 30, 2006	371	$54.61	N/A
Total	14,345		$149.3

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

a .	Exhibits:
10.1	Form of Employment Agreement for executive officers. (1)
10.2	Employment Agreement, dated as of July 19, 2006, by and between RenaissanceRe Holdings Ltd. and Fred R. Donner. (1)
10.3	Amended and Restated Employment Agreement, dated as of July 19, 2006, by and between RenaissanceRe Holdings Ltd. and William I. Riker. (1)
10.4	Sublease Agreement, dated as of July 19, 2006, by and between Renaissance Reinsurance Ltd. and John D. Nichols, Jr. (1)
10.5	Amended and Restated Employment Agreement, dated as of July 19, 2006, by and between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (1)
31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on July 21, 2006 (the ‘‘Form 8-K’’). Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements of Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.1.

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

Date:    October 31, 2006