Form 10-K
period 2006-12-31
RENAISSANCERE HOLDINGS LTD
filed 2007-03-01
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 34-0-26512

RENAISSANCERE HOLDINGS LTD.

(Exact Name Of Registrant As Specified In Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-014-1974 (I.R.S. Employer Identification Number)

Renaissance House, 8-20 East Broadway, Pembroke HM 19 Bermuda
(Address of Principal Executive Offices)

(441) 295-4513
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series B 7.30% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series C 6.08% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series D 6.60% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.

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
Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Act. Large accelerated filer , Accelerated filer , Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2006 was $3,327,291,028 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

The number of Common Shares outstanding at February 12, 2007 was 72,162,897.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed in respect of our 2007 Annual General Meeting of Shareholders.

RENAISSANCERE HOLDINGS LTD.

PART I

Unless the context otherwise requires, references in this Annual Report to ‘‘RenaissanceRe’’ or the ‘‘Company’’ mean RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’), Renaissance Reinsurance of Europe (‘‘Renaissance Europe’’), Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’), Glencoe Specialty Holdings Ltd. (‘‘Glencoe Holdings’’), Glencoe Insurance Ltd. (‘‘Glencoe’’), Glencoe U.S. Holdings Inc. (‘‘Glencoe U.S.’’), Stonington Insurance Company (‘‘Stonington’’), Lantana Insurance Ltd. (‘‘Lantana’’), Glencoe Group Services Inc. (‘‘Glencoe Group Services’’), Renaissance Underwriting Managers, Ltd. (‘‘RUM’’), RenaissanceRe Ventures Ltd. (‘‘Ventures’’), Timicuan Reinsurance Ltd. (‘‘Tim Re’’), RenTech U.S. Holdings Inc. (‘‘RenTech’’), RenRe Investment Managers Ltd. (‘‘RIM’’), Skyland Ltd. (‘‘Skyland’’), Weather Predict Inc. (‘‘Weather Predict’’), Weather Predict Consulting Inc. (‘‘WP Consulting’’), RenaissanceRe Capital Trust (‘‘Capital Trust’’), Renaissance Investment Management Company Ltd. (‘‘RIMCO’’), Renaissance Investment Holdings Ltd. (‘‘RIHL’’) and RenaissanceRe Services Ltd. (‘‘Renaissance Services’’). We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’) and Starbound Holdings Ltd. (‘‘Starbound’’), both recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). The financial results of DaVinci and DaVinci’s parent company, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’), are consolidated in our financial statements. Unless the context otherwise requires, references to RenaissanceRe do not include any of the joint ventures, which we account for under the equity method and for which we provide underwriting services. For your convenience, we have included a glossary beginning on page 56 of selected insurance and reinsurance terms. All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

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

In particular, statements using words such as ‘‘may,’’ ‘‘should,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘intends,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘potential’’ or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, overall market trends, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, trends in market conditions, prices, market standing and product volumes, investment results and pricing conditions in the reinsurance and insurance industries.

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	we are exposed to significant losses from catastrophic events and other exposures that we cover that may cause significant volatility in our financial results;

•	the frequency and severity of catastrophic events could exceed our estimates and cause losses greater than we expect;

•	risks associated with implementing our business strategies and initiatives, including the risks with building the operations, controls and other infrastructure necessary in respect of our more recent, new or proposed initiatives;

•	risks relating to our strategy of relying on program managers, third-party administrators, and other vendors to support our Individual Risk operations;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	risks associated with executing our strategy in our newer specialty reinsurance and Individual Risk businesses;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks relating to the passage of recent legislation in Florida relating to reinsurance coverages offered by the Florida Hurricane Catastrophe Fund (‘‘FHCF’’) and insurance policies written by the State sponsored Citizens Property Insurance Corporation (‘‘Citizens’’);

•	the inherent uncertainties in our reserving process, including those related to the 2005 catastrophes, which uncertainties we believe are increasing as we diversify into new product classes;

•	risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as the possible trend toward significant global warming and other aspects of climate change which have the potential to adversely affect our business, or the potential for significant industry losses from a matter such as an avian flu pandemic which could cause us to underestimate our exposures and potentially adversely impact our financial results;

•	we may be affected by increased competition, including from new entrants formed following hurricane Katrina, or in future periods by a decrease in the level of demand for our reinsurance or insurance products, particularly as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products;

•	risks due to our dependence on a few insurance and reinsurance brokers for a large portion of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third-party payments for which we might be liable;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks that the ongoing industry investigations, or the current governmental investigations and related proceedings involving former executives of the Company might impact us adversely, including as regards to our senior executive team;

•	risks relating to the availability and collectibility of our reinsurance with respect to both our Reinsurance and Individual Risk operations;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio, or declines in our investment returns for other reasons;

•	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, DaVinciRe, Glencoe and RIHL, are subject to U.S. taxation;

•	the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•	risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms;

•	changes in the distribution or placement of risks due to increased consolidation of clients, or insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	sanctions against us, as a Bermuda-based company, by multinational organizations;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the risks that U.S. federal or state governments will take actions to diminish the size of the private markets in respect of the coverages we offer, the risk of potential challenges to the Company’s claim of exemption from insurance regulation under current laws, the risk of increased global regulation of the insurance and reinsurance industry, and the risk that the Terrorism Risk Insurance Act of 2002 (‘‘TRIA’’) will not be renewed after 2007;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners; and

•	operational risks, including system or human failures.

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail in ‘‘Risk Factors’’ below. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.    BUSINESS

GENERAL

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance. Through our operating subsidiaries, we seek to obtain a portfolio of reinsurance, insurance and financial risks in each of our businesses that are significantly better than the market average and produce an attractive return on equity. Overall, our strategy focuses on superior risk selection, active capital management, superior utilization of risk management and information systems, the development and enhancement of a high performance and ethical culture and our commitment to our clients and joint venture partners. We provide value to our clients in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We measure our financial success through long-term growth in tangible book value per common share plus accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure in the past.

Our core products include property catastrophe reinsurance, which we write through our principal operating subsidiary Renaissance Reinsurance and joint ventures, principally DaVinci, Top Layer Re and Starbound Reinsurance Ltd. (‘‘Starbound Re’’); specialty reinsurance risks through Renaissance Reinsurance and DaVinci; and primary insurance and quota share reinsurance, which we write through the operating subsidiaries of the Glencoe Group. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and are building a unique franchise in the U.S. program business. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong relationships.

We conduct our business through two reportable segments, Reinsurance and Individual Risk. For the year ended December 31, 2006, our Reinsurance and Individual Risk segments accounted for approximately 64.5% and 35.5%, respectively, of our total consolidated gross premiums written. Our segments are more fully described in ‘‘Business Segments’’ below.

Underwriting and Risk Management

A principal focus of RenaissanceRe is to develop and effectively utilize sophisticated computer models and other analytical tools to assess the risks that we underwrite and attempt to optimize our portfolio of reinsurance and insurance contracts and other financial risks. These efforts are managed across our organization by a team of professionals led by our chief underwriting officer.

With respect to our Reinsurance operations, since 1993 we have developed a proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (REMS©). As described in more detail below, we believe that REMS© is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry and offers us a significant competitive advantage amongst our competitors. REMS© was developed to analyze catastrophe risks, and is being developed to analyze other classes of risk.

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

New Business

In addition to the potential growth of our existing reinsurance and insurance businesses, from time to time we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate opportunities to grow our business by utilizing our skills, capabilities, proprietary technology and relationships to expand into other risk-related coverages, services and products. Generally we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our current portfolio of risks.

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

CORPORATE STRATEGY

We seek to generate long-term growth in tangible book value per common share plus accumulated dividends for our shareholders by pursuing the following strategic objectives:

•	Superior Risk Selection. We seek to underwrite our reinsurance, insurance and financial risks through the use of sophisticated risk selection techniques, including computer models. We pursue a disciplined approach to underwriting and only select those risks that we believe will produce an attractive return on equity, subject to prudent risk constraints.

•	Marketing. We believe our modeling and technical expertise, and the risk management advice that we provide to our clients, has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our reinsurance products worldwide exclusively through reinsurance brokers. We seek to offer stable, predictable and consistent risk-based pricing. We seek to achieve a prompt turnaround on our claims.

•	Active Capital Management. We aim to write as much attractively priced business as is available to us and then manage our capital accordingly. We typically seek to raise capital when we expect an increase in attractively priced business, and seek to return capital to our shareholders or joint venture investors when the amount of attractively priced business declines, and we believe a return of capital would be beneficial to our shareholders or joint venture investors.

•	Joint Ventures. Building upon our relationships and expertise in risk selection, marketing and capital management, we seek to pursue and execute on joint venture and investment opportunities, which include new partners and diversifying classes of business. We believe our focus on our joint ventures allows us to leverage our access to business and our underwriting capabilities on an efficient capital base, develop fee income, and diversify our portfolio. We intend to pursue additional joint venture opportunities and strategic investments.

We believe we are positioned to fulfill these objectives by virtue of the experience and skill of our management team, our significant financial strength, and our strong relationships with brokers and clients. In addition, we believe our superior service, our proprietary modeling technology, and our extensive business relationships which have enabled us to become a leader in the property catastrophe reinsurance market will be instrumental in allowing us to achieve our strategic objectives. In particular, we believe our responsive, flexible strategy and capabilities permit us to differentiate ourselves by offering specialized services and products at times and in markets where capacity and alternatives are limited.

BUSINESS SEGMENTS

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Financial data relating to our two segments is included in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and in our Financial Statements and Supplementary Data presented under Item 8.

Reinsurance Segment

Our Reinsurance operations are comprised of three units: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain other activities of Ventures as described herein. Our Reinsurance operations are managed by the President of Renaissance Reinsurance, who leads a team of underwriters, risk modelers and other industry professionals, who have access to our proprietary risk management, underwriting and modeling resources and tools. We believe the expertise of our underwriting and modeling team and our proprietary analytic tools, together with superior customer service, provide us with a significant competitive advantage.

Our portfolio of business has continued to be increasingly characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 10% of our gross premiums written. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers. We believe that recent market dynamics, and trends in our industry in respect of potential future consolidation, have increased our exposure to the risks of client and counterparty concentration.

The following table shows our total managed catastrophe and specialty reinsurance gross premiums written:

Year ended December 31,	2006	2005	2004
(in thousands)

Renaissance catastrophe premiums	$773,638	$573,393	$527,418
Renaissance specialty premiums	198,111	402,207	351,261
Total Renaissance premiums	971,749	975,600	878,679
DaVinci catastrophe premiums	325,476	202,180	174,592
DaVinci specialty premiums	23,938	25,195	31,625
Total DaVinci premiums	349,414	227,375	206,217
Total Reinsurance premiums	$1,321,163	$1,202,975	$1,084,896
Total specialty premiums (1)	$222,049	$427,402	$382,886
Total catastrophe premiums	$1,099,114	$775,573	$702,010
Catastrophe premiums written on behalf of our joint venture, Top Layer Re (2)	51,244	59,908	70,242
Catastrophe premiums assumed from our Individual Risk segment	(64,573)	(43,594)	(18,831)
Total managed catastrophe premiums (3)	1,085,785	791,887	753,421
Managed catastrophe premiums assumed on behalf of fully-collateralized joint ventures	(113,977)	—	—
Total managed catastrophe premiums, net of fully-collateralized joint ventures (3)	$971,808	$791,887	$753,421

(1)	Total specialty premiums written includes $2.3 million, $1.7 million and $nil of premiums assumed from our Individual Risk segment for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Top Layer Re is accounted for under the equity method of accounting.

(3)	In addition to the GAAP financial measures set forth in this Form 10-K, we have included certain non-GAAP financial measures in this Form 10-K within the meaning of Regulation G. We have consistently provided these financial measurements in previous filings and we believe that these measurements are important to investors and other interested parties, and that investors and other such persons benefit from having a consistent basis for comparison with other companies within the industry. These measures may not, however, be comparable to similarly titled measures used by companies outside the insurance industry. Investors are cautioned not to place undue reliance on these non-GAAP measures in assessing our overall financial performance.

We have included in this Form 10-K ‘‘managed catastrophe premiums’’ and ‘‘managed catastrophe premiums, net of fully-collateralized joint ventures.’’ ‘‘Managed catastrophe premiums’’ is defined as gross catastrophe premiums written by Renaissance Reinsurance and its related joint ventures, excluding catastrophe premiums assumed from the Company’s Individual Risk segment. ‘‘Managed catastrophe premiums’’ differ from total catastrophe premiums, which the Company believes is the most directly comparable GAAP measure, due to the inclusion of catastrophe premiums written on behalf of the Company’s joint venture Top Layer Re, which is accounted for under the equity method of accounting and the exclusion of catastrophe premiums assumed from the Company’s Individual Risk segment. ‘‘Managed catastrophe premiums, net of fully-collateralized joint ventures’’ differ from total catastrophe premiums, which the Company believes is the most directly comparable GAAP measure, due to: 1) the inclusion of catastrophe premiums written on behalf of the Company’s joint venture Top Layer Re, which is accounted for under the equity method of accounting; 2) the exclusion of catastrophe premiums assumed from the Company’s Individual Risk segment; and 3) the deduction of catastrophe premiums that are written by the Company and ceded directly to the Company’s fully-collateralized joint ventures which include Starbound Re and Tim Re. The Company’s management believes ‘‘managed catastrophe premiums’’ is useful to investors and other interested parties because it provides a measure of total catastrophe reinsurance premiums assumed by the Company through its consolidated subsidiaries and related joint ventures. The Company believes ‘‘managed catastrophe premiums, net of fully-collateralized joint ventures’’ is also a useful measure to investors and other interested parties because it provides a measure of total catastrophe reinsurance premiums assumed by the Company through its consolidated subsidiaries and related joint ventures, net of catastrophe premiums assumed from the Company’s Individual Risk segment and net of catastrophe premiums written directly on behalf of the Company’s fully-collateralized joint ventures.

Property Catastrophe Reinsurance

We believe we are one of the largest providers of property catastrophe reinsurance in the world, based on our total managed catastrophe premium. Our principal property catastrophe reinsurance products include catastrophe excess of loss reinsurance and excess of loss retrocessional reinsurance as described below:

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

Excess of Loss Retrocessional Reinsurance.    We also write retrocessional reinsurance contracts that provide property catastrophe coverage to other reinsurers or retrocedants. In providing retrocessional reinsurance, we focus on property catastrophe retrocessional reinsurance which covers the retrocedant on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from ‘‘all property’’ perils to limited coverage on selected perils, such as ‘‘earthquake only’’ coverage. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedant alter their book of business after retrocessional coverage has been bound.

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

Because of the wide range of possible catastrophic events to which we are exposed, including the size of such events and because of the potential for multiple events to occur in the same time period, our catastrophe reinsurance business is volatile and our results of operations reflect this volatility. Further, our financial condition may be impacted by this volatility over time or at any point in time. The effects of claims from one or a number of severe catastrophic events could have a material adverse effect on us. We expect that increases in the values and concentrations of insured property and the effects of inflation will increase the severity of such occurrences in the future.

We seek to moderate the volatility described in the preceding paragraph through superior risk selection and portfolio diversification. We may opportunistically increase or decrease our presence in the catastrophe reinsurance business based on market conditions and our assessment of risk-adjusted pricing adequacy. Also, we may seek to purchase reinsurance or other protection for our own account to further reduce the financial impact that a large catastrophe or a series of catastrophes could have on our results.

As a result of our position in the market and reputation for superior customer service, we believe we have above average access to desirable business compared to the market as a whole. As described above, we use our proprietary underwriting tools and guidelines to attempt to construct an attractive portfolio from these opportunities. We dynamically model policy submissions against our current in-force portfolio, comparing the expected profit of the contract against the amount of capital that we allocate to the contract based on our estimate of its marginal impact on our overall portfolio risk. At times, our approach to portfolio management may result in our having a relatively large market share of catastrophe reinsurance exposure in a particular geographic region or to a particular peril, where we believe pricing is attractive, or, in contrast, a disproportionately low market share in regions or perils where we believe pricing is inadequate.

Specialty Reinsurance

We write a number of lines of reinsurance other than property catastrophe, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, certain other casualty lines and other specialty lines of reinsurance, which we collectively refer to as specialty reinsurance. As with our catastrophe business, our team of experienced professionals seeks to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.

We believe that our underwriting and analytical capabilities have positioned us well to manage this business. We generally target lines of business where we believe we can adequately quantify the risks assumed and where potential losses could be characterized as low frequency and high severity, similar to our catastrophe reinsurance coverages. We also seek to identify market dislocations and will opportunistically write new lines of business whose risk and return characteristics are estimated to exceed our hurdle rates. We also seek to manage the correlations of this business with our overall portfolio, including our aggregate exposure to single and aggregated catastrophe events.

We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our catastrophe reinsurance products, and also provide some proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance and pro rata reinsurance); the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the cedant a commission which is generally based on the cedant’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit factor. Our products generally include tailored features such as limits or sub-limits which we believe help us manage our exposures. Any liability exceeding or otherwise not subject to such limits reverts to the cedant. As with our catastrophe reinsurance business, our specialty reinsurance frequently provides coverage for relatively large limits or exposures, and thus we are subject to potential significant claims volatility.

We generally seek to write significant lines on our specialty reinsurance treaties. As a result of our financial strength, we have the ability to offer significant capacity and, for select risks, we have made available limits of up to $150.0 million per program. We believe these capabilities, the strength of our specialty reinsurance underwriting team, and our demonstrated ability and willingness to pay valid claims are competitive advantages of our specialty reinsurance business.

Ventures

We pursue a number of other opportunities through our Ventures unit, which has responsibility for managing our joint venture relationships, executing customized reinsurance transactions to assume or cede risk and managing certain investments directed at classes of risk other than catastrophe reinsurance.

Property Catastrophe Managed Joint Ventures.    We actively manage property catastrophe-oriented joint ventures, which provide us with an additional presence in the market as well as fee income. They allow us to leverage our access to business and our underwriting capabilities on a larger capital base. During 2006, we participated in two new joint ventures, Starbound and Tim Re. These two new joint ventures were utilized to provide capacity to the U.S. property catastrophe market, primarily for the 2006 U.S. hurricane season. Currently, our joint ventures include Top Layer Re, DaVinci, Starbound and Tim Re. We are the exclusive underwriting manager for each of these joint ventures.

DaVinci writes global reinsurance. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio. We also write certain lines of specialty reinsurance for DaVinci. Currently these lines include terrorism and catastrophe exposed workers’ compensation. We maintain majority voting control of DaVinciRe and, accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our ownership in DaVinciRe was 20.5% and 19.7% at December 31, 2006 and 2005, respectively.

Top Layer Re writes high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm Mutual Automobile Insurance Company (‘‘State Farm’’) and 50% by Renaissance Reinsurance. State Farm provides $3.9 billion of stop loss reinsurance coverage to Top Layer Re. We account for Top Layer Re under the equity method and our proportionate share of its results is reflected in equity in earnings of other ventures in our consolidated statements of operations.

Starbound Re was formed in May 2006 to provide excess of loss property catastrophe reinsurance capacity, primarily for the 2006 U.S. hurricane season. Starbound was capitalized on May 31, 2006 with $126.5 million of equity capital. The equity, net of capital raising costs, was contributed to Starbound Re. Starbound Re issued $184.0 million of debt on May 31, 2006. Our Ventures unit invested $28.8 million in Starbound during 2006 (May 2006 – $7.5 million, December 2006 – $21.3 million), which represents an equity interest in the earnings of Starbound of approximately 17.8% at December 31, 2006. We account for our investment in Starbound under the equity method of accounting. During 2006, Renaissance Reinsurance and DaVinci ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting between June 1, 2006 and July 1, 2006 to Starbound Re in accordance with a fully-collateralized quota share agreement in return for an underwriting profit commission and an expense override. The Company manages the administration of Starbound for an annual fee.

Tim Re writes U.S. excess of loss property catastrophe reinsurance. In May 2006, Tim Re, currently a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors to provide Tim Re with additional capacity to accept property catastrophe excess of loss reinsurance business for the 2006 U.S. hurricane season. Renaissance Reinsurance ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2006 to Tim Re under a fully-collateralized reinsurance contract in return for an underwriting profit commission. In January 2007, the Company purchased all of the issued and outstanding Class B shares of Tim Re.

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

Examples of these investments include:

•	ChannelRe Holdings Ltd. (‘‘Channel Re’’) – a Bermuda-based financial guaranty reinsurer. We are a founding investor in Channel Re and contributed $119.7 million, or 32.7% as part of the initial capitalization of Channel Re on February 12, 2004. Channel Re assumed an approximate $27.0 billion (par amount) portfolio of in-force business from MBIA Inc., and certain of its affiliates, and participates in its reinsurance treaty and provides facultative reinsurance support. Channel Re has total claims-paying resources of approximately $924.0 million.

•	Platinum Underwriters Holdings Ltd. (‘‘Platinum’’) – a Bermuda-based diversified reinsurance company. In 2002, we invested $84.2 million in exchange for 4.0 million common shares of Platinum, we obtained a warrant to purchase an additional 2.5 million common shares of Platinum at a strike price of $27.00, and entered into a variety of commercial relationships with Platinum. We sold our common shares in Platinum in December 2005. We are currently involved with and expect to continue to be involved with Platinum on a variety of commercial relationships. We also continue to own the warrant.

•	Other investments and initiatives including ventures focused on trading weather-sensitive commodities, securities and derivatives.

Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of our investments in Top Layer Re, Channel Re, Starbound, Platinum and other ventures are included in the Other category of our segment results.

Competition

The reinsurance industry is highly competitive. We believe that our principal competitors in our Reinsurance segment include other companies active in the Bermuda market, including Ace Limited, Allied World Assurance Company, Arch Capital Group (‘‘Arch’’), Axis Capital Holdings, Endurance Specialty Holdings Ltd., Everest Re Group Ltd., IPC Holdings, Ltd., Montpelier Re Holdings, PartnerRe Ltd., Platinum and XL Capital Ltd. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc. (‘‘AIG’’), Berkshire Hathaway (‘‘Berkshire’’), Munich Re Group and Swiss Re. As our business evolves over time we expect our competitors to change as well. Following hurricane Katrina in August 2005, a significant trend of new company formation focused in Bermuda commenced, which resulted in substantial new competition for 2006 and subsequent periods. Hedge funds have also shown increasing interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products. Increased competition could cause, both on an industry-wide basis and for our book of business, a decrease in premium rates, less favorable policy terms, and a decrease in the percentage or absolute amount of attractive business we are able to write, the occurrence of any of which could adversely impact our growth and profitability.

Over the last several years capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance. Although the impact of these financial products to date has been limited, it could grow in the future. In addition, the tax policies of the countries where our clients operate as well as government sponsored or backed catastrophe funds can affect demand for reinsurance. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us when considering to offer coverage.

Individual Risk Segment

Since 2003, we have significantly increased the amount of capital and resources devoted to our Individual Risk segment. Our gross premiums written in this segment have grown from $282.6 million in 2002 to $689.4 million in 2006.

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our Individual Risk segment is managed by the Chief Executive Officer of the Glencoe Group. Our Individual Risk operations seek on an opportunistic basis to identify and write classes of business which are attractively priced relative to the risk exposure and, particularly in the case of catastrophe-exposed risks, where our expertise in modeling, analytical tools and information systems may provide a competitive advantage.

The following table shows our Individual Risk gross premiums written by major type of business:

Year ended December 31,	2006	2005	2004
(in thousands)
Individual Risk gross premiums written
Commercial multi-line	$358,987	$316,553	$213,591
Commercial property	226,205	123,236	118,975
Personal lines property	104,200	211,641	145,526
Total Individual Risk gross premiums written	$689,392	$651,430	$478,092

Our Individual Risk business is written by the Glencoe Group through its operating subsidiaries Glencoe and Lantana, on an excess and surplus lines basis, and by Stonington and Stonington Lloyds Insurance Company (‘‘Stonington Lloyds’’), on an admitted basis. Our principal contracts include insurance contracts and quota share reinsurance with respect to risks including: 1) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products, and multi-peril crop insurance; 2) commercial property, which principally includes catastrophe-exposed commercial property products; and 3) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

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

3)	Broker-produced business – We write primary insurance produced through brokers on a risk-by-risk basis; underwriting and back office functions for this business are based in our offices in Bermuda while claims handling is outsourced.

The following table shows the percentage of our Individual Risk gross premiums written by distribution channel:

Year ended December 31,	2006		2005		2004
(in thousands)
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Individual Risk gross premiums written
Program managers	$435,207	63.2%	$343,419	52.7%	$174,902	36.6%
Quota share reinsurance	238,066	34.5	273,734	42.0	243,294	50.9
Broker-produced business	16,119	2.3	34,277	5.3	59,896	12.5
Total Individual Risk gross premiums written	$689,392	100.0%	$651,430	100.0%	$478,092	100.0%

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

We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington, Lantana and Stonington Lloyds. Glencoe is a Bermuda-domiciled excess and surplus lines insurance company and is currently eligible to do business on an excess and surplus lines basis in 51 U.S. jurisdictions. Stonington, a Texas domiciled insurance company, is licensed on an admitted basis in all 50 states and the District of Columbia. Lantana is a Bermuda-domiciled insurance company currently eligible as an excess and surplus lines carrier in 49 U.S. jurisdictions.

Competition

In our Individual Risk business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation. Many of our Reinsurance segment competitors listed above also compete for the program business and quota share reinsurance we write within our Individual Risk segment. We believe that our principal competitors in the program business of our Individual Risk segment include operating subsidiaries of AIG, Arch,

WR Berkley Corp. (‘‘Berkley’’), Berkshire, Hannover Re and Zurich Financial Services Group (‘‘Zurich’’). In our Individual Risk business, we compete not only in respect of the insurance and reinsurance products we offer, but in respect of the contractual relationships with the program managers with whom we seek to partner. Increased competition in respect of our products could result in decreased premium rates, less attractive terms and conditions, and a decrease in our share of attractive programs. Increased competition in respect of our program manager partners, as to whom we are extremely selective and whose relationship we seek to tightly manage in a disciplined, consistent fashion, could result in less favorable terms and conditions in respect of our contractual arrangements with our partners, the loss of existing program manager relationships, or constrain our ability to add new relationships to our operations. Any of the foregoing could adversely impact the growth and profitability of our Individual Risk segment.

Other Activities

During the third quarter of 2006, we established a unit focused on weather-related activities, having as its principal operating companies Weather Predict, WP Consulting and RIM. Weather Predict and WP Consulting provide fee-based consulting services, sell weather-related information and forecasts, and engage in research and development activities, such as the RenaissanceRe Wall of Wind facility in southern Florida. RIM sells certain financial products primarily to address weather risks, and engages in certain derivatives trading activities. Through RIM, we expect that our participation in the trading markets for securities and derivatives linked to weather, other natural phenomena, or products or indices linked in part to such phenomena will increase. We do not currently expect the activities of this unit to impact materially our financial results in the near term. As this unit grows, we are seeking to develop client and customer relationships, build operating and control environment systems and procedures, hire staff and develop and install management information and other systems. We are also taking numerous other steps to implement our strategies. To a degree, success in executing our strategies in respect of this unit requires us to develop new expertise in certain areas. If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these new lines of business will likely suffer, perhaps substantially.

RATINGS

Financial strength ratings have become an increasingly important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of reinsurers and insurers, including Renaissance Reinsurance, Top Layer, DaVinci and the Glencoe Group. Over the last five years, we have received high claims-paying and financial strength ratings from Standard & Poor’s Rating Agency (‘‘S&P’’), A.M. Best Co. (‘‘A.M. Best’’) and Moody’s. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities.

Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the senior debt ratings of RenaissanceRe as of February 12, 2007. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – Credit Ratings’’ for information about recent ratings actions.

At February 12, 2007	S&P	A.M. Best	A.M. Best Financial Size Category	Moody’s
REINSURANCE SEGMENT(1)
Renaissance Reinsurance	A+	A	XIII	A2
DaVinci	A	A	X	—
Top Layer Re	AA	A+	VII	—
Renaissance Europe	—	A	XIII	—
INDIVIDUAL RISK SEGMENT(1)
Glencoe	—	A−	X	—
Stonington	—	A−	X	—
Stonington Lloyds	—	A−	X	—
Lantana	—	A−	X	—
RENAISSANCERE(2)	A−	bbb+	—	Baa1

(1)	The A.M. Best, S&P and Moody’s ratings for the companies in the Reinsurance and Individual Risk segments reflect the insurer’s financial strength rating (see explanation of the rating levels below).

(2)	The S&P and Moody’s ratings for RenaissanceRe represent the credit ratings on its senior unsecured debt.

S&P.    The ‘‘AA’’ range (‘‘AA+’’, ‘‘AA’’, ‘‘AA−’’), which has been assigned by S&P to Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurer’s capacity to meet its financial commitment on the obligation is very strong, differing only slightly from those rated higher. The ‘‘A’’ range (‘‘A+’’, ‘‘A’’ and ‘‘A−’’) is the third highest of four ratings ranges within what S&P considers the ‘‘secure’’ category. An insurer rated ‘‘A’’ is believed by S&P to have strong financial security characteristics, but to be somewhat more likely to be affected by business conditions than are insurers with higher ratings.

A.M. Best.    ‘‘A+’’ is the second highest designation of A.M. Best’s sixteen rating levels. ‘‘A+’’ rated insurance companies are defined as ‘‘Superior’’ companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. ‘‘A’’ and ‘‘A−’’ are the third and fourth highest designations, respectively, assigned by A.M. Best, representing A.M. Best’s opinion that the insurer has an excellent ability to meet its ongoing obligations to policyholders.

A.M. Best also assigns a financial size category to each of the insurance companies rated. ‘‘VII’’ represents a company with $50-$100 million in capital, ‘‘X’’ represents a company with $500-$750 million in capital and ‘‘XIII’’ represents a company with $1.25 – $1.5 billion in capital.

Moody’s.    Moody’s Insurance Financial Strength Ratings and Moody’s Credit Ratings represent its opinions of the ability of insurance companies to repay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody’s believes that insurance companies rated A2, such as Renaissance Reinsurance, and companies rated Baa1, such as RenaissanceRe, offer good financial security. However, Moody’s believes that elements may be present which suggest a susceptibility to impairment sometime in the future.

While the ratings of our principal operating subsidiaries and joint ventures within our Reinsurance segment remain among the highest in our business, adverse ratings actions could have a negative effect on our ability to fully realize current or future market opportunities. In addition, it is common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the financial condition or future operations, but such effect potentially could be material. To date we are not aware that we have experienced such a cancellation. Our ratings are subject to periodic review and may be revised or revoked by the agencies which issue them.

UNDERWRITING AND RISK MANAGEMENT

Our primary underwriting goal is to construct a portfolio of reinsurance and insurance contracts and other financial risks that maximizes our return on shareholders’ equity, subject to prudent risk constraints, and to generate long-term growth in tangible book value per common share plus accumulated dividends. We assess each new contract on the basis of the expected incremental return relative to the incremental contribution to portfolio risk.

Reinsurance

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

We believe that REMS© is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry. Before we bind a reinsurance risk, a significant amount of exposure data is typically gathered from clients and this exposure data is input into the REMS© modeling system. The REMS© modeling system enables the Company to measure each policy on a consistent basis and provides the Company with a measurement of an appropriate price to charge for each policy based upon the risk that is assumed. REMS© combines computer-generated statistical simulations that estimate event probabilities with exposure and coverage information on each client’s reinsurance contract to produce expected claims for reinsurance programs submitted to us. Our models employ simulation techniques to generate 40,000 years of activity, including events causing in excess of $300 billion in insured industry losses. From this simulation, we generate estimates of expected claims, expected profits and a probability distribution of potential outcomes for each program in our portfolio and for our total portfolio. REMS© allows us to score the contracts that we write by comparing the expected profit of a contract with the amount of capital that we allocate to the contract based on its marginal impact on the risk of our portfolio. We have also customized REMS© by including additional perils, risks and geographic areas that are not captured in the commercially available models.

We periodically review our catastrophe assumptions in REMS©. In the second half of 2005 we revised our assumptions around Atlantic basin hurricane frequency and severity. Most commercial catastrophe models base their frequency and severity distributions on the last 100 years of hurricane activity.

These commercial models assume that a long term view of hurricane risk is appropriate for the insurance industry. Based on our review of the scientific literature, private research, and discussions with some of the leading climatologists and meteorologists, we do not currently believe the past 100 years of data is reflective of current activity. In particular, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors. We started using these revised assumptions in REMS© to model and evaluate our portfolio of risk in the latter part of 2005. Recently, we introduced a further revised version of our internal models. These assumptions involve significant judgment on our part, and further experience or scientific research may lead us to further adjust these assumptions. Changes in our modeled assumptions may impact from time to time the amount of capacity we are prepared to offer.

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

We have developed underwriting guidelines, to be used in conjunction with REMS©, that seek to limit the exposure to claims from any single catastrophic event and the exposure to losses from a series of catastrophic events. As part of our pricing and underwriting process, we also assess a variety of other factors, including:

•	the reputation of the proposed cedant and the likelihood of establishing a long-term relationship with the cedant;

•	the geographic area in which the cedant does business and its market share;

•	historical loss data for the cedant and, where available, for the industry as a whole in the relevant regions, in order to compare the cedant’s historical catastrophe loss experience to industry averages;

•	the cedant’s pricing strategies; and

•	the perceived financial strength of the cedant.

In order to define the risk profile of each line of specialty reinsurance, we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers’ compensation, we are leveraging directly off our skill in modeling for our property catastrophe reinsurance risks, and it is important to understand the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, which have little or no natural catastrophe exposure, and hence have significantly less correlation with our property catastrophe reinsurance coverages, probability distributions are derived from a variety of underlying information, including recent historical experience, but with the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis that we use for our property catastrophe reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our underlying risks, which we believe helps us to make consistent underwriting decisions and manage our total risk portfolio. Overall we undertake to construct conservative representations of the risks within our models, although there can be no assurance that this has occurred.

Individual Risk

For our catastrophe exposed business in our Individual Risk segment, we utilize proprietary modeling tools that have been developed in conjunction with the modeling and other resources utilized in our Reinsurance operations, as described above. We also combine these analyses with those of our Reinsurance segment to monitor our aggregate group catastrophic exposures. In general, we believe our techniques for evaluating catastrophe risk are better developed than those for other classes of risk.

For the business produced through program managers, we seek to carefully identify and evaluate potential program managers. When evaluating a potential new program manager, we consider numerous factors including: (i) whether the program manager can provide and help us analyze historic loss and other business data; (ii) whether the program manager will agree to accept a portion of their compensation based on the underwriting performance of their program and provide us with the other terms and conditions we require; (iii) our assessment of the integrity and experience of the program manager’s management team; (iv) the potential profitability of the program to us; and (v) the availability of our internal resources to appropriately conduct due diligence, negotiate and execute transaction terms, and provide the ongoing monitoring we require. In considering pricing for the products to be offered by the program manager, we evaluate the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs), the necessity of third party reinsurance, the estimated costs thereof and an anticipated margin for profit.

In addition to utilizing REMS©, within our Individual Risk operations we have developed a proprietary program analytical repository, PACeR, within which we intend to maintain all of our program business. We are developing statistical and analytical techniques to help evaluate the lines of business we write within this segment and which over time we hope will create a competitive advantage. We believe that PACeR helps our clients better understand their business, thus creating value for them and us. For example, we believe that PACeR enables us to better identify and estimate the expected loss experience of particular products and is employed in the design of our products and the establishment of rates. We also seek to monitor pricing adequacy on our products by region, risk and producer. Subject to regulatory considerations, we seek to make timely premium and coverage modifications where we determine them to be appropriate.

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

GEOGRAPHIC BREAKDOWN

Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The following table sets forth the percentage of our gross insurance and reinsurance premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2006		2005		2004
(in thousands)
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property catastrophe reinsurance
United States and Caribbean	$792,311	40.8%	$458,193	25.4%	$338,315	21.9%
Europe	73,500	3.8	105,796	5.8	141,385	9.1
Worldwide (excluding U.S) (1)	71,116	3.7	59,076	3.3	63,529	4.1
Worldwide	68,575	3.5	54,493	3.0	90,607	5.9
Australia and New Zealand	2,732	0.1	33,266	1.8	28,614	1.9
Other	23,972	1.2	19,472	1.1	20,729	1.3
Specialty reinsurance (2)	222,049	11.4	427,402	23.6	382,886	24.8
Total reinsurance (3)	1,254,255	64.5	1,157,698	64.0	1,066,065	69.0
Individual Risk (4)	689,392	35.5	651,430	36.0	478,092	31.0
Total gross premiums written	$1,943,647	100.0%	$1,809,128	100.0%	$1,544,157	100.0%

(1)	The category ‘‘Worldwide (excluding U.S.)’’ consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and worldwide risks.

(3)	Excludes $66.9 million, $45.3 million and $18.8 million of premium assumed from our Individual Risk segment in 2006, 2005 and 2004, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (‘‘case reserves’’), adding the costs for additional case reserves (‘‘additional case reserves’’) which represent our estimates for claims previously reported to us which we believe may not be adequately reserved as of that date, and adding estimates for the anticipated cost of claims incurred but not yet reported to us (‘‘IBNR’’).

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2006 and 2005:

At December 31, 2006	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property catastrophe reinsurance	$366,337	$282,544	$226,579	$875,460
Specialty reinsurance	104,010	77,315	412,466	593,791
Total Reinsurance	470,347	359,859	639,045	1,469,251
Individual Risk	272,119	15,611	341,174	628,904
Total	$742,466	$375,470	$980,219	$2,098,155
At December 31, 2005
(in thousands)
Property catastrophe reinsurance	$544,750	$576,992	$207,087	$1,328,829
Specialty reinsurance	180,868	95,312	414,445	690,625
Total Reinsurance	725,618	672,304	621,532	2,019,454
Individual Risk	194,016	—	401,081	595,097
Total	$919,634	$672,304	$1,022,613	$2,614,551

The decrease in the total amount of claims and claim expense reserves from December 31, 2005 to December 31, 2006, as shown in the table above, was principally a result of the payment of claims in respect of prior year losses, in particular the large hurricanes of 2004 and 2005.

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2006, 2005 and 2004, changes to prior year estimated claims reserves increased our net income by $136.6 million, reduced our net loss by $241.5 million and increased our net income by $140.3 million, respectively.

A 10% change to our reserves at December 31, 2006 would equate to a $209.8 million adjustment to net claims and claim expenses incurred, which represents 27.5% of our net income available to common shareholders for the year ended December 31, 2006, and 6.4% of shareholders’ equity at December 31, 2006. During 2007, we intend to develop an analytical approach to quantifying reasonably likely changes to the variability of our key reserving assumptions embedded in our reserving estimation techniques. We will include the results of this analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for the Company’s ultimate settlement and administration costs for claims and claim expenses. We do not calculate a range of estimates. We use this point estimate, along with paid claims and case reserves, to record our best estimate of additional case reserves and IBNR in our financial statements. Under GAAP, we are not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss.

Our claims and claim expense reserves are reviewed annually by an independent actuarial firm. The actuarial firm performs this work for the purpose of issuing an actuarial opinion on the reasonableness of the claims and claim expense reserves for each of the Company’s insurance subsidiaries. The actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its conclusions with management and presents its findings to the Audit Committee of our Board of Directors of the Company. Although we do not explicitly rely on the work performed by the actuarial firm for estimating our reserves for claims and claim expenses, we compare our recorded claims and claim expense reserves to those estimated by the actuarial firm to determine whether our estimates are within the actuarial firm’s reasonable range of estimates. To date, our estimates of claims and claim expense reserves have been within the actuarial firm’s reasonable range of estimates.

Reserving for our reinsurance claims involves other uncertainties, such as the dependence on information from ceding companies, which among other matters, includes the time lag inherent in reporting information from the primary insurer to us or to our ceding companies and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of paid claims and case reserves. We sometimes also receive an estimate or provision for IBNR. This information is often updated and adjusted from time-to-time during the loss settlement period as new data or facts in respect of initial claims, client accounts, industry or event trends may be reported or emerge in addition to changes in applicable statutory and case laws.

During 2005, we incurred significant losses from hurricanes Katrina, Rita and Wilma. Our estimates of these losses are based on factors including currently available information derived from claims information from our clients and brokers, industry assessments of losses from the events, proprietary models and the terms and conditions of our contracts. In particular, due to the size and unusual complexity of the issues relating to hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, our loss estimates. Our actual losses from these events will likely vary, perhaps materially, from our current estimates due to the inherent uncertainties in reserving for such losses, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, and complex coverage and other legal issues.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Our reserving techniques, assumptions and processes differ between our Reinsurance and Individual Risk segments, as well as between our property catastrophe reinsurance and specialty reinsurance businesses within our Reinsurance segment. Refer to our ‘‘Claims and Claim Expense Reserves Critical Accounting Estimates’’ discussion in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

The following table represents the development of our U.S. generally accepted accounting principles (‘‘GAAP’’) balance sheet reserves for 1996 through December 31, 2006. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The ‘‘cumulative redundancy (deficiency) on net reserves’’ represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

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

Years ended December 31,	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
(in millions)
Gross reserve for claims and claim expenses	$105.4	$110.0	$298.8	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4	$2,614.6	$2,098.2
Reserve for claims and claim expenses, net of losses recoverable	$105.4	$110.0	$197.5	$174.9	$237.0	$355.3	$605.3	$828.7	$1,241.6	$1,941.4	$1,796.3
1 Year Later	105.4	95.1	149.5	196.8	221.0	378.3	511.6	688.4	1,000.2	1,804.8	—
2 Years Later	109.4	61.8	149.9	168.4	168.4	344.7	470.5	403.5	963.6	—	—
3 Years Later	87.3	58.2	141.3	121.7	138.6	308.0	294.4	384.6	—	—	—
4 Years Later	90.0	56.8	118.6	111.1	107.7	214.1	282.1	—	—	—	—
5 Years Later	89.5	51.1	117.8	81.9	54.4	209.2	—	—	—	—	—
6 Years Later	83.8	48.2	111.4	38.7	52.3	—	—	—	—	—	—
7 Years Later	81.9	45.6	99.0	36.8	—	—	—	—	—	—	—
8 Years Later	80.1	37.0	97.1	—	—	—	—	—	—	—	—
9 Years Later	72.4	35.8	—	—	—	—	—	—	—	—	—
10 Years Later	71.2	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy (deficiency) on net reserves	$34.2	$74.2	$100.4	$138.1	$184.7	$146.1	$323.2	$444.1	$278.0	$136.6	$—
Cumulative Net Paid Losses
1 Year Later	$40.7	$16.9	$54.8	$24.6	$11.1	$88.1	$81.9	$64.1	$338.9	$452.0	$—
2 Years Later	54.7	24.7	80.1	16.0	0.3	152.0	90.2	119.1	437.2	—	—
3 Years Later	60.6	28.4	69.6	1.2	3.2	111.6	122.6	134.0	—	—	—
4 Years Later	64.1	29.8	69.1	2.7	(7.9)	128.0	101.6	—	—	—	—
5 Years Later	65.3	31.0	69.5	(9.0)	(0.6)	107.0	—	—	—	—	—
6 Years Later	66.3	31.9	72.5	3.3	2.6	—	—	—	—	—	—
7 Years Later	67.1	32.3	78.4	4.7	—	—	—	—	—	—	—
8 Years Later	67.4	31.8	78.5	—	—	—	—	—	—	—	—
9 Years Later	67.0	31.9	—	—	—	—	—	—	—	—	—
10 Years Later	67.1	—	—	—	—	—	—	—	—	—	—
Gross reserve for claims and claim expenses	$105.4	$110.0	$298.8	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4	$2,614.6	$2,098.2
Reinsurance recoverable on unpaid losses	—	—	101.3	303.7	166.6	217.6	199.5	149.2	217.8	673.2	301.9
Net reserve for claims and claim expenses	$105.4	$110.0	$197.5	$174.9	$237.0	$355.3	$605.3	$828.7	$1,241.6	$1,941.4	$1,796.3

Gross liability re-estimated	$71.2	$35.8	$290.0	$390.9	$243.9	$396.0	$457.5	$536.2	$1,182.7	$2,449.7	$—
Reinsurance recoverable on unpaid losses re-estimated	—	—	192.9	354.1	191.6	186.8	175.4	151.6	219.1	644.9	—
	$71.2	$35.8	$97.1	$36.8	$52.3	$209.2	$282.1	$384.6	$963.6	$1,804.8	$—
Cumulative redundancy (deficiency) on gross reserves	$34.2	$74.2	$8.9	$87.7	$159.7	$176.9	$347.3	$441.7	$276.7	$164.8	$—

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claims expenses for the years indicated:

Year ended December 31,	2006	2005	2004
(in thousands)
Net reserves as of January 1	$1,941,361	$1,241,610	$828,691
Net incurred related to:
Current year	582,788	1,877,118	1,236,565
Prior years	(136,558)	(241,462)	(140,266)
Total net incurred	446,230	1,635,656	1,096,299
Net paid related to:
Current year	139,268	596,997	619,239
Prior years	452,022	338,908	64,141
Total net paid	591,290	935,905	683,380
Total net reserves as of December 31	1,796,301	1,941,361	1,241,610
Losses recoverable as of December 31	301,854	673,190	217,788
Total gross reserves as of December 31	$2,098,155	$2,614,551	$1,459,398

At December 31, 2006, the prior year favorable development of $136.6 million included $125.2 million attributable to our Reinsurance segment and $11.3 million attributable to our Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves in our Reinsurance segment was primarily due to lower than expected claims emergence within our specialty reinsurance unit. Our specialty reinsurance unit experienced $139.2 million of favorable development in 2006 while our catastrophe reinsurance unit experienced $13.9 million of adverse development. The reductions in our reserves for our specialty reinsurance unit and Individual Risk segment were principally driven by the application of our formulaic reserving methodology used for these books of business with the reductions being due to actual paid and reported loss activity being better than what was anticipated when setting the initial IBNR reserves. In addition, within our specialty reinsurance unit, $46.0 million of the favorable development was driven by a reduction in carried reserves due to commutations. The adverse development in our catastrophe reinsurance unit was principally driven by an increase in our ultimate losses for a U.K. industrial property loss. This loss occurred at the end of 2005 and both the estimate of insured industry losses for this event and our estimate of our client’s losses from this event increased in 2006.

At December 31, 2005, the prior year favorable development of $241.5 million included $231.4 million attributable to our Reinsurance segment and $10.1 million attributable to our Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves was primarily due to the Reinsurance and Individual Risk reserve reviews we undertook during 2005, which produced a reduction of $248.1 million in the Reinsurance segment and $1.1 million in the Individual Risk segment. Within the Reinsurance segment, our property catastrophe portfolio experienced a $118.2 million reduction in prior year reserves as a result of the reserve review. This reduction reflected a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for the 1994 to 2004 accident years. For the specialty reinsurance business, the $129.9 million reduction in prior year reserves was principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore, the Company adjusted its estimated loss reporting patterns in 2005 to reflect this experience. The changes within the Individual Risk segment as a result of the reserve review were insignificant.

At December 31, 2004, the prior year favorable reserve development of $140.3 million included $113.9 million attributable to our Reinsurance segment and $26.4 million attributable to our Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves in our Reinsurance segment was primarily due to a re-estimation of our ultimate losses associated with six large catastrophe events, which produced a reduction of approximately $31.3 million, a $23.0 million reduction in reserves from numerous smaller catastrophe events and $46.6 million in reductions from our specialty reinsurance book of business. The reductions in our reserves for the smaller catastrophe events, the reduction in reserves for our specialty reinsurance book of business and the reserves for our Individual Risk segment were driven by the application of our formulaic methodology used for these books of business with the reductions being due to actual paid and reported loss activity being better than what we anticipated when setting the initial IBNR reserves.

Net claims and claim expenses incurred were reduced by $5.5 million during 2006 (2005 – $4.7 million, 2004 – $0.8 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was decreased by $1.0 million during 2006 (2005 – increased by $1.3 million, 2004 – reduced by $1.2 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate liabilities of $104.4 million are included in reinsurance balances payable at December 31, 2006 (2005 – $129.3 million) and aggregate assets of $nil are included in other assets at December 31, 2006 (2005 – $6.5 million) associated with these contracts.

INVESTMENTS

The table below summarizes our portfolio of invested assets:

At December 31,	2006	2005
(in thousands)
Fixed maturity investments available for sale, at fair value
U.S. treasuries and agencies	$1,180,064	$1,040,432
Non-U.S. government	154,848	127,961
Corporate	995,410	554,666
Mortgage-backed	397,741	739,053
Asset-backed	383,867	410,182
Subtotal	3,111,930	2,872,294
Short term investments, at cost	2,410,971	1,653,618
Other investments, at fair value	592,829	586,467
Total managed investment portfolio	6,115,730	5,112,379
Investments in other ventures, under equity method	227,075	178,774
Total investments	$6,342,805	$5,291,153

At December 31, 2006, we held investments totaling $6.3 billion, compared to $5.3 billion at December 31, 2005, with net unrealized appreciation included in accumulated other comprehensive income of $25.2 million at December 31, 2006, compared to $4.8 million at December 31, 2005. Our investment guidelines, which are approved by our Board, stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The large majority of our investments consist of highly rated fixed income securities. We also have an allocation to other investments, including hedge funds, private equity partnerships and other investments. At December 31, 2006, these other investments totaled $592.8 million or 9.3% (2005 – $586.5 million or 11.0%) of our total investments.

At December 31, 2006, our fixed maturities available for sale and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2005 – AA). At December 31, 2006, our average yield to maturity on our fixed maturity investments available for sale and our short term investment portfolio was 5.3% (2005 – 4.6%), before investment expenses. At December 31, 2006, our non-investment grade fixed maturity investments available for sale totaled $77.9 million or 2.5% of our fixed maturity investments available for sale, and at December 31, 2005 our non-investment grade fixed maturity investments available for sale totaled $70.1 million or 2.4% of our total fixed maturity investments available for sale. In addition, within our other investments category we have several funds that invest in non-investment grade fixed income securities. At December 31, 2006, the funds that invest in non-investment grade fixed income securities totaled $113.3 million compared to $141.3 million at December 31, 2005.

We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at cost which approximates fair value. At December 31, 2006, we had $2,411.0 million of short term investments compared to $1,653.6 million as of December 31, 2005.

Our target benchmark portfolio for our fixed maturities and short term investments currently has a 3 year duration. Our duration at December 31, 2006 was 1.3 years (2005 – 1.4 years), reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk associated with longer duration. From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.

As with other fixed income investments, the value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in the overall investment market and in overall economic conditions. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments. Examples of some of these risks include:

•	Changes in the overall interest rate environment can expose us to ‘‘prepayment risk’’ on our mortgage-backed investments. When interest rates decline, consumers will generally make prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us more quickly than we might have originally anticipated. When we receive these prepayments, our opportunities to reinvest these proceeds back into the investment markets will likely be at reduced interest rates. Conversely, when interest rates increase, consumers will generally make fewer prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us less quickly than we might have originally anticipated. This will increase the duration of our portfolio, which is disadvantageous to us in a rising interest rate environment.

•	Our investments in mortgage-backed securities are also subject to default risk. This risk is due in part to defaults on the underlying securitized mortgages, which would decrease the market value of the investment and be disadvantageous to us.

•	Our investments in debt securities of other corporations are exposed to losses from insolvencies of these corporations, and our investment portfolio can also deteriorate based on reduced credit quality of these corporations.

•	Our investments in asset-backed securities are subject to prepayment risks, as noted above, and to the structural risks of these securities. The structural risks primarily emanate from the priority of each security in the issuer’s overall capital structure.

•	Within our other investments category, we have several funds that invest in non-investment grade fixed income securities as well as securities denominated in foreign currencies. These investments expose us to losses from insolvencies and other credit related issues. We are also exposed to fluctuations in foreign exchange rates that may result in realized losses to us if our exposures are not hedged or if our hedging strategies are not effective.

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Our estimates of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $65.7 million (2005 – $59.3 million, 2004 – $46.9 million) of which $30.1 million (2005 – $28.8 million, 2004 – $24.4 million) was related to net unrealized gains.

We have committed capital to private equity partnerships of $340.2 million, of which $209.6 million has been contributed at December 31, 2006.

Investments in Other Ventures, under Equity Method

Investments in other ventures, under equity method includes our investment in Channel Re of $160.9 million (2005 – $142.1 million). We invested $119.7 million in 2004, representing a 32.7% ownership interest in Channel Re. Investments in other ventures, under equity method also includes an investment in Top Layer Re of $26.6 million (2005 – $26.3 million) and in Tower Hill Holdings Inc. (‘‘Tower Hill’’) of $11.0 million (2005 – $10.3 million). We originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively. The equity in the earnings of Tower Hill and Channel Re are reported one quarter in arrears. Investments in other ventures, under equity method also includes an investment in Starbound of $28.6 million. We initially invested $7.5 million in Starbound in May 2006, and in December 2006, we purchased additional shares from existing shareholders of Starbound for consideration of $21.3 million, representing a 17.8% ownership interest at December 31, 2006. In addition, $2.3 million of other intangible assets generated upon the purchase of the additional shares of Starbound are included in other assets. Our investments in other ventures are considered illiquid in nature.

RIHL

Our investments include an interest in RIHL. RIHL was formed to enhance administrative efficiency and take advantage of the increased benefits and reduced costs ordinarily associated with the management of large investment portfolios of different subsidiaries in the same group. In addition, the administrative efficiency afforded by the use of RIHL facilitates the establishment of our collateralized letter of credit facility on advantageous terms that we believe would otherwise not be available. Through RIHL, certain of our operating subsidiaries invest in a diversified portfolio of highly liquid debt securities which are recorded at fair value. RIHL has been assigned a rating of AAAf/S2 by S&P and 100% of the securities held through RIHL have been assigned a rating of AA or higher by S&P. We may redeem our interests in RIHL at the current net asset value no more frequently than monthly. Mellon Bank, NA, provides custodial functions in respect of RIHL, including valuation of the investment assets held through RIHL. Currently, an external investment manager manages the assets held through RIHL, pursuant to written investment guidelines.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures are required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. As described below under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Results of Operations for 2006, 2005 and 2004 – Capital Resources,’’ we maintain a facility which, as of December 31, 2006, makes available to our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed

$1.725 billion. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral. At February 12, 2007, we had $1.149 billion of letters of credit with effective dates on or before December 31, 2006 outstanding under our $1.725 billion credit facility and total letters of credit outstanding under all facilities was $1.187 billion.

See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for additional disclosures regarding our investments.

MARKETING

Reinsurance

We believe that our modeling and technical expertise, and the risk management advice that we provide to our clients, has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our Reinsurance products worldwide exclusively through reinsurance brokers and we focus our marketing efforts on targeted brokers. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and clients. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

We believe that primary insurers’ and brokers’ willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings and demonstrated willingness to pay valid claims, the quality of a reinsurer’s service, the reinsurer’s willingness to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We believe we have established a reputation with our brokers and clients for prompt response on underwriting submissions, fast claims payments and a reputation for providing creative solutions to our customers’ needs. Since we selectively write large lines on a limited number of property catastrophe reinsurance contracts, we can establish reinsurance terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness. We believe that our ability to design customized programs and to provide advice on catastrophe risk management has helped us to develop long-term relationships with brokers and clients.

Our reinsurance brokers assess client needs and perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. In recent years, our distribution has become increasingly reliant on a small number of such relationships. We expect this concentration to continue and perhaps increase. The following table shows the percentage of our Reinsurance segment gross premiums written generated through our largest brokers for the years ended December 31, 2006, 2005 and 2004:

Year ended December 31,	2006	2005	2004
Percentage of gross premiums written
Benfield Group Limited	40.6%	35.8%	25.1%
Marsh Inc.	25.4	26.1	27.2
Willis Group	14.3	17.4	17.2
AON Corporation	9.8	10.1	12.7
Total of four largest brokers	90.1	89.4	82.2
All others	9.9	10.6	17.8
Total percentage of gross premiums written	100.0%	100.0%	100.0%

During 2006, our Reinsurance segment issued authorization for coverage on programs submitted by 41 brokers worldwide (2005 – 43 brokers). We received approximately 2,100 program submissions during 2006 (2005 – approximately 1,860). Of these submissions, we issued authorizations for coverage for approximately 750 programs, or approximately 36% of the program submissions received (2005 – approximately 640 programs, or approximately 34%).

Individual Risk

Our Individual Risk business is produced primarily through three distribution channels as per the table below:

Year ended December 31,	2006	2005	2004
Individual Risk gross premiums written
Program managers	63.2%	52.7%	36.6%
Quota share reinsurance	34.5	42.0	50.9
Broker-produced business	2.3	5.3	12.5
Total Individual Risk gross premiums written	100.0%	100.0%	100.0%

The business produced through program managers, quota share reinsurance and broker-produced business principally comes to us through intermediaries. Our financial security ratings, combined with our reputation in the reinsurance marketplace, including the long-standing relationships we have developed with our reinsurance intermediaries, have enhanced our presence in our Individual Risk markets.

With respect to our program business, we believe that our strategy of establishing strong relationships and assisting our partners with modeling, risk analysis and other expertise is helping us to develop a favorable reputation in this market. We believe that our existing program managers are an important source of referrals and endorsements of our approach to this business.

Our broker-produced business is principally business written on an excess and surplus lines basis by Glencoe and Lantana on a risk-by-risk basis. This business is generally submitted to us through licensed surplus lines brokers who are generally responsible for regulatory compliance, premium tax collection and certain other matters associated with policy placement.

EMPLOYEES

At February 12, 2007, we and our subsidiaries employed 218 people worldwide. We believe that our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries.

A majority of our employees and all of our officers and directors receive some form of equity-based incentive compensation as part of their overall compensation package. At February 12, 2007, our directors and executive officers beneficially owned approximately 4.5% of our outstanding common shares. In addition, all of our directors and executive officers are subject to equity ownership guidelines that encourage each to hold a specified amount of equity.

Many of our Bermuda-based employees, including a majority of our senior executives, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next few years. Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions for key employees.

All of our senior executives and a majority of our other officers are subject to employment agreements providing for, among other things, confidentiality, non-solicitation and non-competition obligations on the part of the executives and provisions relating to our indemnification and severance obligations.

INFORMATION TECHNOLOGY

Our information technology infrastructure is important to our business. Our information technology platform, supported by a team of professionals, is currently principally located in our corporate headquarters and principal corporate offices in Bermuda. Additional information technology assets are maintained at the office locations of our operating subsidiaries. We have implemented backup procedures that seek to ensure that our key business systems and data are backed up, generally on a daily basis, and can be restored promptly if and as needed. In addition, we generally store backup information at off-site locations, in order to seek to minimize our risk of loss of key data in the event of a disaster.

We have implemented and periodically test our disaster recovery plans with respect to our information technology infrastructure. Among other things, our recovery plans involve arrangements with off-site, secure data centers in alternative locations. We believe we will be able to access our systems from these facilities in the event that our primary systems are unavailable due to a scenario such as a natural disaster.

REGULATION

Bermuda Regulation

Registration.    The Insurance Act 1978, as amended, and Related Regulations (the ‘‘Insurance Act’’), which regulates the business of our Bermuda insurance subsidiaries, provides that no person may carry on an insurance business (including the business of reinsurance) in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the ‘‘BMA’’). As a holding company, RenaissanceRe is not subject to Bermuda insurance law and regulations. However, as discussed in detail below, the Insurance Act and related regulations thereof regulate the insurance business of most of our operating insurance companies. Renaissance Reinsurance and DaVinci are registered as Class 4 insurers, and Glencoe, Lantana, Tim Re, Starbound Re and Top Layer Re are registered as Class 3 insurers under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant’s registration, the BMA may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the BMA. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Ventures is registered as an insurance manager under the Insurance Act.

The Insurance Act imposes on Bermuda insurance companies certain solvency and liquidity standards and auditing and reporting requirements. The Insurance Act also grants the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Cancellation of Insurer’s Registration.    An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with a requirement made of it under the Insurance Act or if, in the opinion of the BMA, after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Independent Approved Auditor.    Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of each of a Class 3 insurer and a Class 4 insurer, are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within fourteen days, if not agreed sooner by the insurer and the auditor. The approved auditor may be the same person or firm which audits the insurer’s financial statements and reports for presentation to its shareholders.

Loss Reserve Specialist.    Each Class 3 and Class 4 insurer is required to submit an annual loss reserve opinion on the adequacy of the loss and loss expense provisions reflected in an insurer’s Statutory Financial Statements and Statutory Financial Return and other matters required by the BMA when filing the Annual Statutory Financial Return. This opinion must be issued by the insurer’s approved Loss Reserve Specialist. The Loss Reserve Specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Statutory Financial Statements.    An insurer must prepare Annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981 of Bermuda, as amended (the ‘‘Companies Act’’), which financial statements may be prepared in accordance with GAAP. The insurer is required to submit the Annual Statutory Financial Statements as part of the Annual Statutory Financial Return. The Statutory Financial Statements and the Statutory Financial Return do not form part of the public records maintained by the BMA.

Minimum Solvency Margin and Restrictions on Dividends and Distributions.    The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the type of registration of the insurer under the Insurance Act and the insurer’s net premiums written and loss reserve level. The minimum solvency margin for a Class 4 insurer with respect to its general business is the greatest of $100.0 million, 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) and 15% of loss and loss expense provisions and other insurance reserves. The minimum solvency margin for a Class 3 insurer with respect to its general business is the greater of $1.0 million or 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure shall be $1.2 million plus 15% of net premiums written in excess of $6.0 million.

The Insurance Act mandates certain actions and filings with the BMA if a Class 3 insurer or a Class 4 insurer fails to meet and/or maintain the required minimum solvency margin. Both Class 3 insurers and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the relevant margins) or if the declaration or payment of such dividend would cause the insurer to fail to meet the relevant margins. Where an insurer fails to meet its relevant margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its relevant margins. Class 3 insurers and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act which apply to all Bermuda companies.

Minimum Liquidity Ratio.    The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets as not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, and reinsurance balances receivable.

There are certain categories of assets, which, unless specifically permitted by the BMA, do not qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Annual Statutory Financial Return.    Class 3 and Class 4 insurers are required to file with the BMA a Statutory Financial Return no later than four months after the insurer’s financial year end (unless specifically extended). The Statutory Financial Return includes, among other items, a report of the approved independent auditor on the Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a solvency certificate; the Statutory Financial Statements themselves; the opinion of the approved Loss Reserve Specialist in respect of the loss and loss expense provisions and, only in the case of Class 4 insurers, certain details concerning ceded reinsurance. The solvency certificate and the declaration of the statutory ratios must be signed by the principal representative and at least two directors of the insurer, who are required to state whether the minimum solvency margin and, in the case of the solvency certificate, the minimum liquidity ratio, have been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

Supervision, Investigation and Intervention.    The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to them, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. Moreover, the BMA has the power to appoint professional persons to prepare reports about registered insurers, such as Renaissance Reinsurance, DaVinci and Glencoe. If it appears to the BMA to be desirable in the interests of policyholders, the BMA may also exercise these powers in relation to subsidiaries, parents and other affiliates of registered insurers.

An inspector may examine on oath any past or present officer, employee or insurance manager of the insurer under investigation in relation to its business and apply to the court in Bermuda for an order that other persons may also be examined on any matter relevant to the investigation. It will be the duty of any insurer in relation to whose affairs an inspector has been appointed and of any past or present officer, employee or insurance manager of such insurer, to produce to the inspector on request all books, records and documents relating to the insurer under investigation which are in its or his custody or control and otherwise to give to the inspector all assistance in connection with the investigation which it or he is reasonably able to give.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions of its registration under the Insurance Act, the BMA may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize or not to realize certain investments; to maintain in, or transfer to the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income and to remove a controller or officer.

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if the BMA is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality. In 2005, the BMA commenced an on site review of the Company, which is currently still ongoing.

Under the Companies Act, the Insurance Supervisor has been given powers to assist a foreign regulatory authority which has requested assistance in connection with inquiries being carried out by it in the performance of its regulatory functions. The Insurance Supervisor’s powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Insurance Supervisor must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Insurance Supervisor must consider, among other things, whether it is in the public interest to give the information sought.

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of each of Renaissance Reinsurance, DaVinci, Glencoe, Top Layer Re, Starbound Re and Tim Re is at our offices at Renaissance House, 8-20 East Broadway, Pembroke HM 19 Bermuda. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless fourteen days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, having formed the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe that a reportable event has occurred, to orally notify the BMA immediately and, within fourteen days of the relevant view having been formed, to make a report in writing to the BMA setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin, a liquidity ratio or other ratio.

Certain Other Bermuda Law Considerations.    As ‘‘exempted companies,’’ we and our Bermuda subsidiaries are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, as exempted companies, we and our Bermuda subsidiaries may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without required authorization, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Insurance Supervisor, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or, (4) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under license granted by the Insurance Supervisor. Generally it is not permitted without a special license granted by the Insurance Supervisor to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

We and our Bermuda subsidiaries must comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

At its meeting in December 2006, the Financial Condition Committee of the National Association of Insurance Commissioners (‘‘NAIC’’) approved a modification of its recommended credit for reinsurance rules to permit highly rated reinsurers to post less than 100% collateral to secure their reinsurance obligations to U.S. ceding companies. If enacted into law in U.S. jurisdictions where U.S. ceding insurers are seeking financial statement credit for reinsurance ceded to our Bermuda subsidiaries, these changes may be beneficial to us by permitting our Bermuda subsidiaries to post less collateral to secure their respective obligations to their respective U.S. ceding companies, assuming that our Bermuda subsidiaries meet the rating standards to be established under these new procedures. At this time, we are unable to determine whether or not these new rules will be beneficial to us.

Excess and Surplus Lines Regulation.    Glencoe and Lantana, both domiciled in Bermuda, are not licensed in the U.S. but are eligible to offer coverage in the U.S. exclusively in the surplus lines market. Glencoe and Lantana are eligible to write surplus lines primary insurance in 51 and 49 jurisdictions of the U.S., respectively, and each is subject to the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines primary insurance. Lantana is currently eligible as a surplus lines insurer in 49 jurisdictions of the U.S., and is subject to the surplus lines regulation and reporting requirements of those jurisdictions. In accordance with certain provisions of the NAIC Nonadmitted Insurance Model Act, which provisions have been adopted by a number of states, Glencoe and Lantana have each established, and are required to maintain, a trust funded to a minimum amount as a condition of its status as an eligible, non-admitted insurer in the U.S.

The regulation of surplus lines insurance differs significantly from the licensed or ‘‘admitted’’ market. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage, through specially licensed surplus lines brokers, for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. Most particularly, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and state insurance regulations generally require that a risk must be declined by three admitted carriers before it may be placed in the surplus lines market. Initial eligibility requirements and annual requalification standards apply to insurance carriers writing on a surplus basis and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as Glencoe and Lantana which conduct business on a surplus lines basis in a particular state are generally exempt from that state’s guaranty fund laws.

Admitted Market Regulation.    Our admitted U.S. operations currently consist of Stonington and Stonington Lloyds, both Texas domiciled insurers. Stonington is licensed to write primary insurance in 50 states and the District of Columbia. Stonington Lloyds is a Lloyds’ company licensed to write primary insurance in Texas. Stonington acts as an attorney-in-fact for Stonington Lloyds. In addition, our insurance company subsidiaries Newstead and Inverness recently received certificates of authority as admitted, licensed insurers in Delaware and Arizona, respectively, although Newstead and Inverness have not yet conducted any business. As licensed insurers operating in the ‘‘admitted’’ market, these companies are subject to extensive regulation under U.S. statutes. The extent of regulation varies from state to state but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, policy renewals and non-renewals, and market conduct regulation including both underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and quarterly financial reports. The Texas Department of Insurance retains primary regulatory authority for Stonington and Stonington Lloyds, the Delaware Department of Insurance is the primary regulator for Newstead and the Arizona Department of Insurance is Inverness’ primary regulator.

In general, licensed U.S. insurers must file with the state departments of insurance in whose states they insure risks all rates for directly underwritten insurance. Licensed U.S. insurers are required to participate in the guaranty associations of the states where they conduct business. Such participation can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of other insurance companies. Additionally, some states require licensed insurers to participate in assigned risk plans or other residual market mechanisms which provide coverage with respect to certain lines for insureds that are unable to obtain insurance in the open market. Participation in these residual market mechanisms may take various forms including reinsuring a portion of a pool of policies or directly issuing policies to insureds. An insurer’s participation in these plans is typically calculated based on the amount of premium written by the insurer on a voluntary basis for that line of coverage in a prior year. Assigned risk pools generally produce losses which result in assessments to insurers writing the same or similar lines on a voluntary basis. While we expect the exposure in our admitted companies to assessments to generally grow over time, as a result of our growth and the relative change in our product mix, we do not expect the amount of any such guaranty fund assessments, if any, or other assessments to be paid by our admitted companies in 2007 to be material.

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

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. Texas, Stonington’s and Stonington Lloyds’ state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the Texas Insurance Department to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. Because of the accumulated deficit in earned surplus from prior operations, Stonington currently cannot pay an ordinary dividend. These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of our ownership of Stonington, Stonington Lloyds, Newstead and Inverness under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

Terrorism.    In November 2002, the President of the U.S. signed into law TRIA, which provides for the federal government to share with the insurance industry the risk of loss from certain future terrorist attacks. Each participating insurance company must pay covered losses equal to a deductible based on a percentage of direct earned premiums for specified commercial insurance lines from the previous calendar year. TRIA was originally scheduled to expire at the end of 2005, but was extended in December 2005 for an additional two years. As extended, the insurer deductible was increased from 15% in 2005 to 17.5% in 2006 and 20% in 2007. For losses in excess of a company’s deductible, the federal government covered 90.0% of the excess losses in 2006, while companies retained the remaining 10.0%, with the government’s share decreasing to 85.0% in 2007. Losses covered by the program remain capped annually at $100.0 billion. The extended TRIA established a new program trigger under which federal compensation became available only if aggregate insured losses sustained by all insurers exceeded $50.0 million from a certified act of terrorism that occurred after March 31, 2006 and $100.0 million for losses resulting from a certified act that occurred on or after January 1, 2007. This new trigger is in addition to the $5.0 million certification threshold for an event to be certified.

We cannot assure you that TRIA will be extended beyond 2007, or whether it will be extended on a permanent or temporary basis, and its expiration could have an adverse effect on our clients, the industry or us.

NAIC Ratios.    The NAIC has established 11 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed U.S. insurance companies operating in their respective states. The NAIC’s Insurance Regulatory Information System (‘‘IRIS’’) calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Each ratio has an established ‘‘usual range’’ of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will be subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios.

Risk-Based Capital.    The NAIC has implemented a risk-based capital (‘‘RBC’’) formula and model law applicable to all licensed U.S. property/casualty insurance companies. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Such analysis permits regulators to identify inadequately capitalized insurers. The RBC formula develops a risk adjusted target level of statutory capital by applying certain factors to insurers’ business risks such as asset risk, underwriting risk, credit risk and off-balance sheet risk. The target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Our U.S. insurance subsidiaries have satisfied the RBC formula since it was created in the mid-1990s and have exceeded all recognized industry solvency standards. As of February 12, 2007, all of our U.S. insurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.

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

Fairness in Asbestos Injury Resolution Act of 2005.    Congress is considering a bill called the Fairness in Asbestos Injury Resolution Act of 2005. The proposed bill would establish a privately financed trust fund to provide payments to individuals with asbestos-related illnesses and would stay asbestos claims in the tort litigation system. The trust would be financed by primary insurers, reinsurers and industrial enterprises and the insurance industry would be responsible for funding a certain share of the total costs. Medical criteria would be established to attempt to ensure that only people who showed signs of asbestos-related illnesses would be entitled to payments from the trust. It is difficult to predict whether the proposed bill will be enacted, and if so, what proportion of trust fund monies the insurance industry will be responsible to provide.

Legislative and Regulatory Proposals.    Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. For example, Florida has enacted recent insurance reforms that may cause a decline in our property catastrophe gross premiums written as compared to 2006. (See ‘‘Risk Factors,’’ ‘‘Management’s Discussion of Financial Condition and Results of Operations’’ and ‘‘Current Outlook’’ for additional disclosure.) Federal and state legislators have considered numerous government initiatives. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by:

•	providing government supported insurance and reinsurance capacity in markets and to consumers that we target, such as the legislation enacted in Florida in early 2007, described in more detail below;

•	requiring our participation in pools and guaranty associations;

•	regulating the terms of insurance and reinsurance policies;

•	impacting producer compensation; or

•	disproportionately benefiting the companies of one country over those of another.

For example, new federal legislation, the Non-Admitted and Reinsurance Reform Act of 2007 (the ‘‘NRRA’’), has been introduced in the U.S. House of Representatives. If enacted in its current form, the NRRA would, among other things, (i) grant sole regulatory authority with respect to the placement of non-admitted insurance to the policyholder’s home state, (ii) limit states to uniform standards for surplus lines eligibility in conformity with the NAIC Non-Admitted Insurance Model Act, (iii) establish a streamlined insurance procurement process for exempt commercial purchasers by eliminating the requirement that brokers conduct a due diligence search to determine whether the insurance is available from admitted insurers, (iv) establish the domicile state of the ceding insurer as the sole regulatory authority with respect to credit for reinsurance and solvency determinations if such state is an NAIC-accredited state or has financial solvency requirements substantially similar to those required for such accreditation and (v) require that premium taxes related to non-admitted insurance only be paid to the policyholder’s home state, although the states may enter into a compact or establish procedures to allocate such premium taxes among the states.

In addition, the Insurance Industry Competition Act of 2007 (the ‘‘IICA’’) has been introduced in the U.S. Senate and the U.S. House of Representatives. The IICA, if enacted in its current form, would remove the insurance industry’s antitrust exemption created by the McCarran-Ferguson Act, which provides that insurance companies are exempted from federal antitrust law so long as they are regulated by state law, absent boycott, coercion or intimidation. If enacted in its current form, the IICA would, among other things, (i) effect a different judicial standard providing that joint conduct by insurance companies, such as price sharing, would be subject to scrutiny by the U.S. Department of Justice unless the conduct was undertaken pursuant to a clearly articulated state policy that is actively supervised by the state and (ii) delegate authority to the Federal Trade Commission to identify insurance industry practices that are not anti-competitive.

We are unable to predict whether any of the foregoing proposed legislation, or any other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

In addition, the expansion of our primary insurance operations, together with the potential of further expansion into additional insurance markets, could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer or Starbound Re will become subject to direct U.S. regulation.

In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A (the ‘‘Bill’’), which increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida now provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expanded the ability of Citizens, a state-sponsored entity, to compete with private insurance and reinsurance companies, such as ours; by, for example, authorizing Citizens to write multi-peril policies in high-risk account coverage areas. Moreover, the legislation mandated the reduction of Citizens’ in force rates by an average of 23%, repealed a 56% rate increase that was to be effective March 1, 2007, and froze any additional rate increases for the remainder of 2007. Also, Citizens’ premium rates are no longer required to be non-competitive with the voluntary, private market and are no longer required to be based on the highest rate offered by the top 20 insurers in a given area. In sum, the legislation reduced the role of the private markets in providing support for Florida-based risks, a key target market of ours. While we intend to seek to utilize our strong relationships, record of superior service and financial strength to mitigate the impact of the legislation, because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the legislation may have a disproportionate adverse impact on us compared to other market participants.

It is also possible that other states, particularly those with Atlantic or Gulf Coast-exposures, may enact new or expanded legislation based on the Florida precedent, which would further diminish aggregate private market demand for our products. For example, Louisiana is considering setting up its own reinsurance fund similar to the FHCF and allowing Louisiana Citizens Property Insurance Company, a state-sponsored company, to compete with the private sector. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of the FHCF, which could lead either to a severe dislocation or the necessity of Federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.

ITEM 1A.    RISK FACTORS

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the Securities and Exchange Commission (‘‘SEC’’) include the following:

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

We expect claims from catastrophic events to cause substantial volatility in our financial results from time to time for any fiscal quarter or year, moreover, catastrophic claims could adversely affect our financial condition, results of operations and cash flows. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation will continue to increase the severity of claims from catastrophic events in the future.

From time to time, we may have greater exposures in some geographic areas than our overall share of the worldwide market would suggest. Accordingly, if catastrophes were to occur in these areas, we could experience relatively more severe net negative impacts than our competitors.

During 2005, we experienced $891.9 million of net negative impact from hurricanes Katrina, Rita and Wilma. Principally as a result of these hurricane losses in 2005, we recorded a net loss attributable to common shareholders of $281.4 million. In 2004, we recorded $570.2 million of net negative impact from hurricanes Charley, Frances, Ivan and Jeanne. While 2006 was not characterized by land falling windstorm events resulting in material industry losses, we believe, and recent scientific studies have indicated, that the frequency of hurricanes has increased and may further increase in the future relative to the historical experience over the past 100 years. We have adjusted our risk management models to reflect our judgment of how to interpret these studies. However, it is possible that, even after these adjustments, we have underestimated the frequency or severity of hurricanes or other catastrophes.

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

Our expansion into these newer lines of business has placed increased demands on our financial, managerial and human resources. For example, we may need to attract additional professionals to, or expand our facilities in, Bermuda, a small jurisdiction with limited resources. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. Our future profitability depends in part on our ability to further develop our resources and effectively manage this expansion. Our inability to achieve such development or effectively manage this expansion may impair our future financial results.

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

Our Individual Risk operations rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our operations in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program manager would be unable to substantially indemnify us for their contractual breach. We also rely on our managers, or other third parties we retain, to collect premiums and to pay valid claims. We could also be exposed to the broker’s operational risk, for example, but not limited to, contract wording errors, technological and staffing deficiencies and inadequate disaster recovery plans.

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

Third party rating agencies assess and rate the financial strength of reinsurers and insurers, such as Renaissance Reinsurance, certain operating subsidiaries of Glencoe Group, Top Layer Re and DaVinci. These ratings are based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The financial strength ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors. Renaissance Reinsurance is rated ‘‘A’’ by A.M. Best, ‘‘A+’’ by Standard & Poor’s and ‘‘A2’’ by Moody’s Investor Services. Top Layer Re is rated ‘‘AA’’ by Standard & Poor’s and ‘‘A+’’ by A.M. Best. Glencoe is rated ‘‘A−’’ by A.M. Best. DaVinci is rated ‘‘A’’ by each of A.M. Best and Standard & Poor’s. In October 2006, A.M. Best affirmed the financial strength ratings and the issuer credit ratings of the operating subsidiaries of RenaissanceRe. These affirmations include the financial strength ratings of ‘‘A’’ and the issuer credit ratings of ‘‘a’’ of Renaissance Reinsurance, Renaissance Reinsurance of Europe and DaVinci; and the financial strength ratings of ‘‘A−’’ and the issuer credit ratings of ‘‘a−’’ of the operating subsidiaries of Glencoe Group. At such time, all of the ratings affirmed by A.M. Best were removed from under review and assigned a stable outlook. On December 11, 2006, A.M. Best raised its issuer credit ratings of Renaissance Reinsurance and Renaissance Reinsurance of Europe to ‘‘a+’’ from ‘‘a’’ and affirmed the financial strength ratings of ‘‘A’’ for these two subsidiaries, and the outlook for the ratings of Renaissance Reinsurance and Renaissance Reinsurance of Europe by A.M. Best was revised to positive from stable. These ratings are subject to periodic review and may be revised or revoked, by the agencies which issue them. In addition, following the higher levels of hurricane frequency in 2004 and 2005, we understand that the rating agencies may review whether or not to require insurance and reinsurance companies that retain catastrophe risk, such as ourselves, to hold a higher level of capital to support this risk, if the insurance or reinsurance companies are to maintain their ratings.

While the ratings of Renaissance Reinsurance remain among the highest in our business, negative ratings actions in the future could have an adverse effect on our ability to fully realize the market opportunities we currently expect to participate in over coming periods. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a further downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the financial condition or future operations, but such effect potentially could be material. To date we are not aware that we have experienced such a cancellation.

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

Recent legislation may decrease the demand for our property catastrophe reinsurance products in Florida and adversely affect our business and results of operations.

In January 2007, the State of Florida enacted the Bill. Among other things, as a result of the Bill, the State of Florida now provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expanded the ability of Citizens, a state-sponsored entity, to compete with private insurance and reinsurance companies, such as ours; by, for example, authorizing Citizens to write multi-peril policies in high-risk account coverage areas. Moreover, the legislation mandated a reduction of Citizens’ inforce rates by an average of 23%, repealed a 56% rate increase that was to be effective March 1, 2007, and froze any additional rate increases for the remainder of 2007. Also,

Citizens’ premium rates are no longer required to be non-competitive with the voluntary, private market and are no longer required to be based on the highest rate offered by the top 20 insurers in a given area. In sum, the legislation reduced the role of the private markets in providing support for Florida-based risks, a market in which we have established substantial market share.

While we intend to seek to utilize our strong relationships, record of superior service and financial strength to mitigate the impact of the Bill, because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the Bill may have a disproportionate adverse impact on us compared to other market participants.

It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the Florida precedent, which would further diminish aggregate private market demand for our products. For example, Louisiana is considering setting up its own reinsurance fund similar to the FHCF and allowing Louisiana Citizens Property Insurance Company, a state-sponsored company, to compete with the private sector. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of the FHCF, which could lead either to a severe dislocation or the necessity of Federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.

Our claims and claim expense reserves are subject to inherent uncertainties.

Our claims and claim expense reserves reflect our estimates using actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of claims incurred. Although we use actuarial and computer models as well as historical reinsurance and insurance industry loss statistics, we also rely heavily on management’s experience and judgment to assist in the establishment of appropriate claim reserves. However, because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain.

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

Our estimates of losses from hurricanes Katrina, Rita and Wilma, as well as the previously reported 2004 hurricanes and windstorms, are based on factors including currently available information derived from our claims information from clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Due to the size and unusual complexity of the legal and claims issues relating to these recent events, particularly hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations to us. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Unlike the loss reserves of U.S. insurers, the loss reserves of our Bermuda insurers, including Renaissance Reinsurance, DaVinci and Glencoe, are not regularly examined by insurance regulators, although, as registered Bermuda insurers, we are required to submit opinions of our approved loss reserve specialist with the annual statutory financial returns of our Bermuda-licensed insurers with regard to their respective loss and loss expenses provisions. The loss reserve specialist, who will normally be a qualified actuary, must be approved by the Bermuda Monetary Authority.

The emergence of matters which may impact certain of our coverages, such as the asserted trend toward significant global warming or the potential for significant industry losses from a possible avian flu pandemic, could cause us to underestimate our exposures and potentially adversely impact our financial results.

In our Reinsurance business, we use analytic and modeling capabilities that help us to assess the risk and return of each reinsurance contract in relation to our overall portfolio of reinsurance contracts. For catastrophe-exposed business in our Individual Risk segment, we also seek to utilize proprietary modeling tools that have been developed in conjunction with the modeling and other resources utilized in our Reinsurance operations. See ‘‘Item 1. Business – Underwriting and Risk Management.’’

Our techniques for evaluating catastrophe risk in our Reinsurance and Individual Risk operations are not currently structured to predict certain types of risks. Our models may fail to adequately address the emergence of matters which may be deemed to impact certain of our coverages. Changing weather patterns and climatic conditions, such as global warming, for example, may have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures. Our models may be based on data and assumptions that do not accurately account for these emerging developments. Similarly, the likelihood or potential severity of insured losses from an outbreak of a pandemic disease, such as the Avian Influenza A Virus (H5N1), is uncertain and may not be appropriately reflected in our models. While to date outbreaks of the avian flu continue to occur among poultry or wild birds in a number of countries in Asia, parts of Europe, and recently in Africa, transmission to humans has been rare. If the virus mutates to a form that can be transmitted from human to human, it has the potential to spread rapidly worldwide. The contagion and mortality rate of any mutated H5N1 virus that can be transmitted from human to human are highly speculative. Our models may understate the exposures we are assuming. If we fail to appropriately model, price for, and contractually address exposures for certain risks, our financial results may be adversely impacted, perhaps significantly.

The reinsurance business is historically cyclical and the pricing and terms for our products may decline, which could affect our profitability.

The reinsurance and insurance industries have historically been cyclical, characterized by periods of decreasing prices followed by periods of increasing prices. Reinsurers have experienced significant fluctuations in their results of operations due to numerous factors, including the frequency and severity of the catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries. It is possible that, in light of current factors such as the increase of capital in our industry since the 2005 catastrophic events and the Florida legislation described above, we have entered or will shortly enter a period in which such price declines will be common.

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

We expect premium rates and other terms and conditions of trade to vary in the future. If demand for our products falls or the supply of competing capacity rises, we expect our growth to be adversely affected, and our profitability could be affected as well. In particular, we might lose existing customers or decline business, which we might not regain when industry conditions improve.

In addition, a substantial amount of capital has entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures as described above. Hedge funds have been increasingly active in the reinsurance market and markets for related risks. Generally, we expect this trend to increase over time. It is possible that such new or alternative capital in or affecting the market could cause further reductions in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would plan to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings.

Because we depend on a few insurance and reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us.

We market our insurance and reinsurance products worldwide exclusively through insurance and reinsurance brokers. In recent years, we have experienced increased concentration of production from a smaller number of intermediaries. Four brokerage firms accounted for 90.1% of our Reinsurance segment gross premiums written for the year ended December 31, 2006. Subsidiaries and affiliates of the Benfield Group Limited, Marsh Inc., the Willis Group and AON Corporation accounted for approximately 40.6%, 25.4%, 14.3% and 9.8%, respectively, of our gross premiums written in 2006. The loss of a substantial portion of the business provided by these brokers would have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and it is possible that our premiums written would decrease.

Our reliance on reinsurance brokers exposes us to their credit risk.

In accordance with industry practice, we pay virtually all amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). Likewise, premiums due to us by ceding insurers are virtually all paid to brokers, who then pass such amounts on to us. In many jurisdictions, if a broker were to fail to make such a payment to a ceding insurer, we would remain liable to the ceding insurer for the deficiency. Conversely, in many jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid by the cedants and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a substantial degree of credit risk associated with brokers around the world. As noted above, due to recent developments in the industry, we believe that the degree of this credit risk has increased.

Heightened scrutiny of issues and practices in the insurance industry may adversely affect our business.

The SEC, the Office of the Attorney General of the State of New York (the ‘‘NYAG’’), the United States Attorney’s Office for the Southern District of New York, and other government authorities are scrutinizing and investigating a number of issues and practices within the insurance industry. It is possible that these investigations or related regulatory developments will mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business.

We cannot predict the ultimate effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework, or our business.

Because we frequently assume the credit risk of the brokers with whom we do business throughout our insurance and reinsurance operations, our results of operations could be adversely affected if the credit quality of these brokers is severely impacted by the current investigations in the insurance industry or by changes to broker industry practices.

We could be adversely impacted by U.S. government authority investigations into non-traditional, or loss mitigation, (re)insurance products, as well as our restatement of our financial statements.

We received a subpoena from the SEC in February 2005, a subpoena from the NYAG in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also related to our business practice review and to our determination to restate our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, we understand that certain of our customers or reinsurers may have been asked to provide or have provided documents and information with respect to contracts to which we are a party in the framework of the ongoing industry-wide investigations.

On February 6, 2007, we announced that the SEC had accepted our offer of settlement to resolve the SEC’s investigation, pursuant to which we have consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. We will also retain an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. At this time, the settlement remains subject to approval by the court. We can give no assurances that the settlement will receive the necessary approval from the court. If the settlement is not approved, we could be subject to different or additional remedies, both monetary and non-monetary, which could adversely affect our business or financial statements, perhaps materially. While we will strive to fully comply with the settlement agreement with the SEC, it is possible that the enforcement staff of the SEC or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or to be perceived to have failed to so comply could adversely affect us, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, our former Chairman and Chief Executive Officer, Martin J. Merritt, our former controller, and Michael W. Cash, a former officer of RenaissanceRe charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeks permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. This ongoing matter could give rise to additional costs, distractions, or impacts to our reputation. It is possible that the ongoing investigation into our former officers could give rise to additional investigations or proceedings being commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil.

Retrocessional reinsurance may become unavailable on acceptable terms.

As part of our risk management, we buy reinsurance for our own account. This type of insurance when purchased to protect reinsurance companies is known as ‘‘retrocessional reinsurance.’’ Our primary insurance companies also buy reinsurance from third parties. A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance treaty with us could have a material adverse effect on us.

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

When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. Generally, we believe that the ‘‘willingness to pay’’ of some reinsurers and retrocessionaires is declining, and that the overall industry ability to pay has also declined due to the adverse results of 2005 and 2004 and other factors. This risk is more significant to us at present than at most times in the past given the substantial retrocessional claims to which we are entitled following the recent large catastrophe loss events of 2005 and 2004. At December 31, 2006, we had recorded $301.9 million of reinsurance recoverables, net of a valuation allowance of $21.9 million for uncollectible recoverables. Our reinsurance recoverables as of December 31, 2006 include $131.4 million with three ceding companies.

Emerging claim and coverage issues, or other litigation, could adversely affect us.

Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially so. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our specialty reinsurance and Individual Risk operations, these legal, social and environmental changes may not become apparent until some time after their occurrence. For example, we could be deemed liable for losses arising out of a matter, such as the potential for industry losses arising out of an avian flu pandemic, that we had not anticipated or had attempted to contractually exclude. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Our exposure to this uncertainty will grow as our ‘‘long-tail’’ casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more ‘‘short-tail.’’ In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claim handling and other practices. Although we are seeking to add professional staff and systems to improve our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of RenaissanceRe. In December 2005, these actions were consolidated and in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of RenaissanceRe between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint, which was amended in December 2006, names as defendants, in addition to RenaissanceRe, current and former officers of RenaissanceRe (Messrs. Stanard, William I. Riker, John M. Lummis, Cash and Merritt) and alleges that RenaissanceRe and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about our business and financial condition in, among other things, SEC filings and public statements. The Consolidated Amended Complaint, as amended, seeks compensatory damages without specifying an amount.

On February 14, 2007, we executed a memorandum of understanding with plaintiffs’ representatives setting forth an agreement in principle to settle the claims alleged in the Consolidated Amended Complaint, as amended. Pursuant to the terms of the agreement in principle, we did not make any admission of liability, and we continue to deny any and all liability in connection with the allegations of the Consolidated Amended Complaint, as amended. The total amount to be paid in settlement of the claims is $13.5 million. A portion of this amount is expected to be offset by insurance recoveries. These amounts have been provided for in our financial statements. The settlement provides for the full release of all parties, including the Company and our present and former directors and officers, including without limitation the defendants who were named in the suits. The settlement is subject to, among other things, court review and approval and other customary conditions.

We operate in a highly competitive environment.

The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based reinsurers. Many of our competitors have greater financial, marketing and management resources than we do. Market participants continue to raise and accumulate new capital, thereby strengthening their ability to compete. In addition, alternative sources of competitive capital, including hedge funds, are increasing the overall capacity in the industry. Increased capacity levels in our industry generally have led to increased competition.

We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including Ace Limited, Aspen Holdings Ltd., Everest Re Group Ltd., IPC Holdings, Ltd., PartnerRe Ltd. and XL Capital Ltd. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as AIG, Berkshire, Munich Re Group and Swiss Re. In addition, there are other relatively new Bermuda reinsurers with whom we compete, such as Allied World Assurance Company, Arch, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Montpelier Re Holdings Ltd. and Platinum. As our business evolves over time we expect our competitors to change as well. Following hurricane Katrina in August 2005, a significant number of new reinsurance companies were formed in Bermuda which have resulted, in 2006, in new competition, which may well continue in subsequent periods. There has been substantial new capital contributed to these new Bermuda-based reinsurance enterprises. In addition, we believe existing reinsurance companies raised significant new capital subsequent to hurricane Katrina to rebuild their capital position and to capitalize on new opportunities. Also, hedge funds have shown increasing interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or of existing companies that may be planning to raise additional capital.

We also continue to experience a degree of competition from alternative products from capital market participants that are intended to compete with reinsurance products and which could impact the demand for traditional catastrophe reinsurance. We believe activity in this sector has recently increased and may continue to increase. We cannot predict what effect any of these developments may have on our businesses.

The businesses in which our Individual Risk unit operates are also highly competitive. Primary insurers compete on the basis of factors including distribution channels, product, price, service and financial strength. Many of our primary insurance competitors are larger and more established than we are and have greater financial resources and consumer recognition. We seek primary insurance pricing that will result in adequate returns on the capital allocated to our primary insurance business. We may lose primary insurance business to competitors offering competitive insurance products at lower prices or on more advantageous terms.

U.S. taxing authorities could contend that one or more of our Bermuda subsidiaries are subject to U.S. corporate income tax.

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

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our executive officers. In particular, we believe we are substantially dependent upon the services of our senior members of management, who include our co-founder and current Chief Executive Officer; the Presidents of RenaissanceRe, Renaissance Reinsurance and Ventures; each of whom has served with us for more than ten years, and our Chief Executive Officer of Glencoe Group. Although we are not aware of any planned departures, the loss of one or more of our executive officers, including but not limited to the persons named above, could adversely impact our business; by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing executives. In addition, the loss of services of these executives, or other members of senior management in the future, and the uncertain transition of new members of our senior management team, could strain our ability to execute our initiatives, as described above. In general, the loss of the services of any members of our current senior management team may adversely affect our business, perhaps materially so.

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

We derive a significant portion of our income from our invested assets, in amounts which have increased in recent years driven by factors including the increased size of our invested assets. As a result, our financial results depend in increasing part on the performance of our investment portfolio, which contains fixed maturity securities, such as bonds and mortgage-backed securities. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

As our invested assets have grown substantially in recent years and have come to effect a comparably greater contribution to our financial results, a failure to successfully execute our investment strategy could have a significant adverse effect on our overall results.

The market value of our fixed maturity investments is subject to fluctuation depending on changes in various factors, including prevailing interest rates. As a result of large reinsurance or insurance losses, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.

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

In recent years we have allocated a portion of our portfolio to other investments which have different risk characteristics than our traditional fixed maturity securities and short term investment portfolios. These other investments include private equity partnerships, hedge fund investments, a fund that invests in senior secured bank loans, a European high yield credit fund and catastrophe bonds. Also included in other investments are investments in a medium term note, representing an interest in a pool of European fixed income securities, a non-U.S. dollar convertible fund and miscellaneous other investments. We have been decreasing our percentage allocation to these other investments, particularly hedge funds. The performance of these other investments had a positive impact on the performance of our investment portfolio in 2005 and 2006, and accordingly our decreased relative allocation to these investments could reduce the returns on our portfolio, adversely affecting our overall profitability.

These other investments are recorded on our consolidated balance sheet at fair value. The fair value of certain of these investments is generally established on the basis of the net valuation criteria established by the managers of such investments. These net valuations are determined based upon the valuation criteria established by the governing documents of the investments. Due to a lag in the valuations reported by the fund managers, the majority of our other investments are reported on a one month or one quarter lag. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes of the investments. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. We are unable to precisely quantify these risks as we do not have timely access to the securities underlying each investment. To the extent these risks move against us it could result in a material adverse change to our investment performance. The performance of these investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

Given our reliance on external investment managers, we could also be exposed to the operational risks, for example, but not limited to, technological and staffing deficiencies and inadequate disaster recovery plans of our investment managers.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. Any further equity or debt financing, if available at all, may be on terms that are unfavorable to us. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions, and applicable legal issues.

If we are not able to obtain adequate capital if and when needed, our business, results of operation and financial condition would be adversely affected.

Consolidation in the insurance industry could adversely impact us.

We believe that many insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.

The Organization for Economic Cooperation and Development (‘‘OECD’’) and the European Union are considering measures that might increase our taxes and reduce our net income.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and November 2005 via a ‘‘Global Forum,’’ Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Political, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Increasingly, governmental authorities in both the U.S. and worldwide seem to us to be interested in the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the reinsurance industry, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamine existing laws and regulations.

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target, such as the legislation enacted in Florida in early 2007;

•	require our participation in industry pools and guaranty associations;

•	expand the scope of coverage under existing policies for matters such as hurricanes Katrina, Rita and Wilma, and the New Orleans flood, or such as a pandemic flu outbreak;

•	increasingly mandate the terms of insurance and reinsurance policies; or

•	disproportionately benefit the companies of one country over those of another.

In particular, the legislation enacted by the State of Florida relating to the FHCF, Citizens and related matters could be expanded in scope or in duration, furthering its adverse impact on the private markets and us. It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, or the Federal government, may enact new or expanded legislation based on the Florida precedent, which would further diminish aggregate private market demand for our products.

Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of the FHCF, which could lead either to a severe industry dislocation or the necessity of Federal intervention in the Florida market, either of which could adversely impact the private insurance and reinsurance industry.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda’s position in respect of future regulatory initiatives, which could adversely impact us commercially.

We could be adversely affected if TRIA is not renewed.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, the Terrorism Risk Insurance Act, commonly referred to as ‘‘TRIA’’, was enacted in 2002 to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S. This law established a federal assistance program through the end of 2005 (as amended, through the end of 2007) to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. TRIA was originally scheduled to expire at the end of 2005, but was extended in December 2005 for an additional two years. The extended bill reduced the protections of the act. For example, as extended, the insurer deductible was increased from 15% in 2005 to 17.5% in 2006 and 20% in 2007. In addition, the extended TRIA established a new program trigger under which Federal compensation will become available only if aggregate insured losses sustained by all insurers exceed $50.0 million from a certified act of terrorism occurring after March 31, 2006 and $100.0 million for losses resulting from a certified act which occurs on or after January 1, 2007. We believe TRIA has been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. We cannot assure you that TRIA will be extended beyond 2007, and its expiration could have an adverse effect on our clients, industry or us.

The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2006, we had an aggregate of $553.1 million of indebtedness outstanding, consisting of $100.0 million of 5.875% Senior Notes due 2013, $150.0 million of 7.0% Senior Notes due 2008, $103.1 million of 8.54% subordinated obligation to the Capital Trust, and a $200.0 million bank loan incurred and fully drawn by our consolidated subsidiary, DaVinciRe.

Our insurance and reinsurance subsidiaries maintain letter of credit facilities in connection with their insurance and reinsurance business. The largest of these is a secured letter of credit facility established under a reimbursement agreement entered into by certain of our subsidiaries and affiliates. The obligations of each of our subsidiaries and affiliates party to the reimbursement agreement are secured by certain collateral, including cash, eligible high-quality marketable securities and redeemable preference shares of RIHL. The facility currently is in the amount of $1.725 billion. At February 12, 2007, the aggregate face amount of letters of credit outstanding under the reimbursement agreement with effective dates on or before December 31, 2006 was $1.149 billion and total letters of credit outstanding under all facilities was $1.187 billion.

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

Bermuda law and regulations require our subsidiaries which are registered in Bermuda as insurers to maintain a minimum solvency margin and minimum liquidity ratio, and prohibit dividends that would result in a breach of these requirements. Further, Renaissance Reinsurance and DaVinci, as Class 4 insurers in Bermuda, may not pay dividends which would exceed 25% of their respective capital and surplus, unless they first make filings confirming that they meet the required margins. Our Class 3 insurers, including Glencoe, Lantana and Top Layer Re, may not declare or pay dividends during any financial year that would cause that insurer (as the case may be) to fail to meet its minimum solvency margin and minimum liquidity ratio.

Generally, our U.S. insurance subsidiaries may only pay dividends out of earned surplus. Further, the amount payable without the prior approval of the applicable state insurance department is generally limited to the greater of 10% of policyholders’ surplus or statutory capital, or 100% of the subsidiary’s prior year statutory net income. Since our U.S. insurance subsidiaries’ earned surplus is negative, these subsidiaries cannot currently pay dividends without the applicable state insurance department approval.

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

Moreover, we could be put at a competitive disadvantage in the future with respect to competitors that are licensed and admitted in U.S. jurisdictions. Among other things, jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted. Our contracts generally require us to post a letter of credit or provide other security after a reinsured reports a claim. In order to post these letters of credit, issuing banks generally require collateral. It is possible that the European Union or other countries might adopt a similar regime in the future, or that U.S. rules could be altered in a way that treats Bermuda disproportionately. Any such development could adversely affect us.

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

Our modeling, underwriting and information technology and application systems are critical to our success. Moreover, our proprietary technology and application systems have been an important part of our underwriting strategy and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. While we have implemented disaster recovery and other business contingency plans, a defect or failure in our internal controls or information technology and application systems could result in reduced or delayed revenue growth, higher than expected losses, management distraction, or harm to our reputation. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

We may be adversely affected by foreign currency fluctuations.

Our functional currency is the U.S. dollar. A portion of our premium is written in currencies other than the U.S. dollar and a portion of our claims and claim expense reserves is also in non-dollar currencies. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting solely from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile.

Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our current board of directors and management.

Some provisions of our Amended and Restated Bye-Laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. The primary purpose of this restriction is to reduce the likelihood that we will be deemed a ‘‘controlled foreign corporation’’ within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, this limit may also have the effect of deterring purchases of large blocks of common shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests.

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

We indirectly own Stonington, Stonington Lloyds, Newstead and Inverness. Our ownership of a U.S. insurance company such as these can, under applicable state insurance company laws and regulations, delay or impede a change of control of RenaissanceRe. It is possible that we will form, acquire or invest in other U.S. domestic insurance companies in the future, which could make this risk more severe. Under applicable state insurance regulations, any proposed purchase of 10% or more of our voting securities would require the prior approval of the relevant insurance regulatory authorities.

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

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge from our website, our Audit Committee Charter, Compensation/Governance Committee Charter, Corporate

Governance Guidelines and Statement of Policies, and Code of Ethics and Conduct (‘‘Code of Ethics’’). Such information is also available in print for any shareholder who sends a request to RenaissanceRe Holdings Ltd., Attn: Office of the Corporate Secretary, P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the SEC may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

GLOSSARY OF SELECTED INSURANCE AND REINSURANCE TERMS

Accident year	Year of occurrence of a loss. Claim payments and reserves for claims and claim expenses are allocated to the year in which the loss occurred for losses occurring contracts and in the year the loss was reported for claims made contracts.

Acquisition expenses	The aggregate expenses incurred by a company acquiring new business, including commissions, underwriting expenses, premium taxes and administrative expenses.

Additional case reserves	Additional case reserves represent management’s estimate of reserves for claims and claim expenses that are allocated to specific contracts, less paid and reported losses by the client.

Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Backup premiums written	The premiums written for additional reinsurance coverage purchased after a series of catastrophic events has exhausted or significantly reduced the initial and reinstatement limits available under the original coverages purchased.

Bordereau	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.

Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance or reinsurance	Insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting there from. Also referred to as liability insurance.

Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess of loss reinsurance	A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a ‘‘catastrophe.’’

Cede; cedant; ceding company	When a party reinsures its liability with another, it ‘‘cedes’’ business and is referred to as the ‘‘cedant’’ or ‘‘ceding company.’’

Claim	Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for losses incurred from an insured peril or event.

Claims made contracts	Contracts that cover claims for losses occurring during a specified period that are reported during the term of the contract.

Claims and claim expense ratio, net	The ratio of net claims and claim expenses to net premiums earned determined in accordance with either SAP or GAAP.

Claim reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, additional case reserves and ‘‘IBNR’’ reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio	The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Earned premium	(1) That part of the premium applicable to the expired part of the policy period, including the short-rate premium on cancellation, the entire premium on the amount of loss paid under some contracts, and the entire premium on the contract on the expiration of the policy, which is recognized as income during the period.

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

Excess and surplus lines reinsurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often substandard as respects adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

Excess of loss	Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a ‘‘level’’ or ‘‘retention.’’ Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a ‘‘program’’ and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

Exclusions	Those risk, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Frequency	The number of claims occurring during a given coverage period.

Generally Accepted Accounting Principles in the United States	Also referred to as GAAP. Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (‘‘IBNR’’)	Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line of business	The general classification of insurance written by insurers, e.g., fire, allied lines and homeowners, among others.

Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependant on the terms of the policy.

Losses occurring contracts	Contracts that cover claims arising from loss events that occur during the term of the reinsurance contract, although not necessarily reported during the term of the contract.

Loss ratio	Net claims incurred expressed as a percentage of net earned premiums.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Net claims and claim expenses	The expenses of settling claims net of recoveries, including legal and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses) plus losses incurred with respect to net claims.

Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.

No claims bonus	A reduction of premiums assumed or ceded if no claims have been made within a specified period.

Non-proportional reinsurance	See ‘‘Excess of loss.’’

Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term ‘‘hazard’’ is more frequently used.

Premiums; written, earned and unearned	The amount charged during the term on policies and contracts issued, renewed or reinsured by an insurance company or reinsurance company. Written premium is premium registered on the books of an issuer or reinsurer at the time a policy is issued and paid for. Unearned premium is premium for a future exposure period. Earned premium is written premium minus unearned premium for an individual policy.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Property per risk treaty reinsurance	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

Proportional reinsurance	A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor. See also ‘‘Quota Share Reinsurance’’ and ‘‘Surplus Share Reinsurance.’’

Quota share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each insurance being reinsured and shares all premiums and losses according with the reinsured. See also ‘‘Proportional Reinsurance’’ and ‘‘Surplus Share Reinsurance.’’

Reinstatement premium	The premium charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence.

Reinsurance	An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Retention	The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocessional reinsurance; Retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Risk excess of loss reinsurance	A form of excess of loss reinsurance that covers a loss of the reinsured on a single ‘‘risk’’ in excess of its retention level of the type reinsured, rather than to aggregate losses for all covered risks, as does catastrophe excess of loss reinsurance. A ‘‘risk’’ in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk.

Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.

Risks attaching contracts	Contracts that cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract.

Specialty lines	Lines of insurance and reinsurance that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.

Statutory accounting principles (‘‘SAP’’)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by Bermuda and/or the U.S. state insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

Stop loss	A form of reinsurance under which the reinsurer pays some or all of a cedant’s aggregate retained losses in excess of a predetermined dollar amount or in excess of a percentage of premium.

Submission	An unprocessed application for (i) insurance coverage forwarded to a primary insurer by a prospective policyholder or by a broker on behalf of such prospective policyholder, (ii) reinsurance coverage forwarded to a reinsurer by a prospective ceding insurer or by a broker or intermediary on behalf of such prospective ceding insurer or (iii) retrocessional coverage forwarded to a retrocessionaire by a prospective ceding reinsurer or by a broker or intermediary on behalf of such prospective ceding reinsurer.

Surplus share reinsurance	A form of pro rata reinsurance (proportional) indemnifying the ceding company against loss to the extent of the surplus insurance liability ceded, on a share basis similar to quota share. See also ‘‘Proportional Reinsurance’’ and ‘‘Quota Share Reinsurance.’’

Total managed cat premium	The total catastrophe reinsurance premiums written on a gross basis by our managed catastrophe joint ventures as well as by our wholly owned subsidiaries.

Treaty	A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting capacity	The maximum amount that an insurance company can underwrite. The limit is generally determined by the company’s retained earnings and investment capital. Reinsurance serves to increase a company’s underwriting capacity by reducing its exposure from particular risks.

Underwriting expense ratio	The ratio of the sum of the acquisition expenses and operational expenses to net premiums earned, determined in accordance with GAAP.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premium	The portion of premiums written representing the unexpired portions of the policies or contracts that the insurer or reinsurer has on its books as of a certain date.

ITEM 2.    PROPERTIES

We lease office space in Bermuda, which houses our executive offices and operations for both our Reinsurance and Individual Risk segments. In addition, our Individual Risk segment leases a number of offices in the U.S.; Stonington leases office space in Addison, Texas, and our other U.S. based subsidiaries currently lease office space in Richmond, Virginia; Raleigh, North Carolina; Houston, Texas; Stamford, Connecticut; and Chicago, Illinois. Our Reinsurance segment also leases office space in Dublin, Ireland. While we believe that for the foreseeable future our current office space is sufficient for us to conduct our operations, as we anticipate additional growth in our businesses, it is likely that we will need to expand into additional facilities to accommodate this growth. To date, the cost of acquiring and maintaining our office space has not been material.

ITEM 3.    LEGAL PROCEEDINGS

We received a subpoena from the SEC in February 2005, a subpoena from the Office of the NYAG in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also related to our business practice review and to our determination to restate our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, we understand that certain of our customers or reinsurers may have been asked to provide or have provided documents and information with respect to contracts to which we are a party in the framework of the ongoing industry-wide investigations.

On February 6, 2007, we announced that the SEC had accepted our offer of settlement to resolve the SEC’s investigation, pursuant to which we have consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. We will also retain an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. At this time, the settlement remains subject to approval by the court. We can give no assurances that the settlement will receive the necessary approval from the court. If the settlement is not approved, we could be subject to different or additional remedies, both monetary and non-monetary, which could adversely affect our business or financial statements, perhaps materially. While we will strive to fully comply with the settlement agreement with the SEC, it is possible that the enforcement staff of the SEC or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or to be perceived to have failed to so comply could adversely affect us, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, our former Chairman and Chief Executive Officer, Martin J. Merritt, our former controller, and Michael W. Cash, a former officer of RenaissanceRe charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeks permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that will permanently enjoin him from violating or aiding or abetting future violations of the federal securities laws, bar him from serving as an officer or director of a public company, and defer the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. This ongoing matter could give rise to additional costs, distractions, or impacts to our reputation. It is possible that the ongoing investigation into our former officers could give rise to additional investigations or proceedings being commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint, which was amended in December 2006, names as defendants, in addition to the Company, current and former officers of the Company (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about our business and financial condition in, among other things, SEC filings and public statements. The Consolidated Amended Complaint, as amended, seeks compensatory damages without specifying an amount.

On February 14, 2007, we executed a memorandum of understanding with plaintiffs’ representatives setting forth an agreement in principle to settle the claims alleged in the Consolidated Amended Complaint, as amended. Pursuant to the terms of the agreement in principle, we did not make any admission of liability, and we continue to deny any and all liability in connection with the allegations of the Consolidated Amended Complaint, as amended. The total amount to be paid in settlement of the claims is $13.5 million. A portion of this amount is expected to be offset by insurance recoveries. These amounts have been provided for in our financial statements. The settlement provides for the full release of all parties, including the Company and our present and former directors and officers, including without limitation the defendants who were named in the suits. The settlement is subject to, among other things, court review and approval and other customary conditions.

Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly-injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in our loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and may continue to increase. Currently, we believe that no individual, normal course litigation or arbitration, to which we are presently a party, is likely to have a material adverse effect on our business or operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of RenaissanceRe’s shareholders during the fourth quarter of 2006.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares began publicly trading on June 27, 1995. The New York Stock Exchange symbol of our common shares is ‘‘RNR.’’ The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading:

	Price Range of Common Shares
Period	High	Low
2006
First Quarter	$48.48	$41.75
Second Quarter	48.66	41.28
Third Quarter	56.15	46.89
Fourth Quarter	60.50	54.28
2005
First Quarter	$51.83	$46.20
Second Quarter	49.24	43.32
Third Quarter	49.40	42.16
Fourth Quarter	47.30	36.55

On February 12, 2007, the last reported sale price for our common shares was $52.31 per share. At February 12, 2007, there were 164 holders of record of our common shares and approximately 15,100 beneficial holders.

PERFORMANCE GRAPH

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our Common Shares to such return for the Standard & Poor’s (‘‘S&P’’) 500 Composite Stock Price Index (‘‘S&P 500’’) and S&P’s Property-Casualty Industry Group Stock Price Index (‘‘S&P P/C’’), for the five-year period commencing January 1, 2002 and ending December 31, 2006, assuming $100 was invested on January 1, 2002. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2002 through December 31, 2006. As depicted in the graph below, during this period, the cumulative return was (1) 103.9% on our common shares; (2) 35.0% for the S&P 500 Composite Stock Price Index; and (3) 61.3% for the S&P Property-Casualty Industry Stock Price Index.

DIVIDEND POLICY

Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the eleven years since our initial public offering. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.21 per share on March 15, June 15, September 15, and December 15, 2006. The Board of Directors declared regular quarterly dividends of $0.20 per share on March 15, June 15, September 15 and December 15, 2005. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

Below is a summary of stock repurchases for the quarter ended December 31, 2006 which in this period exclusively represented common stock withholdings from employee plan participants surrendered in respect of withholding tax obligations on the vesting of restricted stock, or upon the surrender of previously owned shares in lieu of cash payments for the exercise price of employee stock options.

	Shares repurchased	Average price per share	Maximum dollar amount still available for repurchases under program
			(in millions)
Beginning dollar amount available for repurchase			$149.3
October 1 - 31, 2006	115	$55.90	N/A
November 1 - 30, 2006	6,358	$56.16	N/A
December 1 - 31, 2006	444	$58.82	N/A
Total	6,917		$149.3

RenaissanceRe’s Board has authorized a share repurchase program of $150.0 million. No shares were repurchased under this program in the quarter ended December 31, 2006. See Note 9 of our Notes to Consolidated Financial Statements for information regarding RenaissanceRe’s stock repurchase plan.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2006. This historical financial information was prepared in accordance with GAAP. The consolidated statement of operations data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the balance sheet data at December 31, 2006, 2005, 2004, 2003 and 2002 were derived from our consolidated financial statements. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,	2006	2005	2004	2003	2002
(in thousands, except share and per share data and percentages)
Statement of Operations Data:
Gross premiums written	$1,943,647	$1,809,128	$1,544,157	$1,382,209	$1,173,049
Net premiums written	1,529,620	1,543,287	1,349,287	1,154,776	925,964
Net premiums earned	1,529,777	1,402,709	1,338,227	1,118,525	763,970
Net investment income	318,106	217,252	162,722	129,542	102,686
Net realized (losses) gains on sales of investments	(34,464)	(6,962)	23,442	80,504	10,177
Net claims and claim expenses incurred	446,230	1,635,656	1,096,299	369,181	314,525
Acquisition costs	280,697	237,594	244,930	194,140	95,644
Operational expenses	109,586	85,838	56,361	67,397	49,159
Underwriting income (loss)	693,264	(556,379)	(59,363)	487,807	304,642
Income (loss) before taxes and change in accounting principle	798,045	(246,763)	168,245	624,775	364,135
Net income (loss) available (attributable) to common shareholders	761,635	(281,413)	133,108	605,992	342,879
Earnings (loss) per common share – diluted (1)	10.57	(3.99)	1.85	8.53	4.88
Dividends per common share	0.84	0.80	0.76	0.60	0.57
Weighted average common shares outstanding	72,073	70,592	71,774	71,002	70,211
Return on average common equity	36.3%	(13.6%)	6.2%	33.8%	27.0%
At December 31,	2006	2005	2004	2003	2002
Balance Sheet Data:
Total investments	$6,342,805	$5,291,153	$4,826,249	$4,159,081	$3,077,901
Total assets	7,769,026	6,871,261	5,526,318	4,729,702	3,747,173
Reserve for claims and claim expenses	2,098,155	2,614,551	1,459,398	977,892	804,795
Reserve for unearned premiums	578,424	501,744	365,335	349,824	331,985
Debt	450,000	500,000	350,000	350,000	275,000
Subordinated obligation to capital trust	103,093	103,093	103,093	103,093	—
Company obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of RenaissanceRe	—	—	—	—	84,630
Preferred shares	800,000	500,000	500,000	250,000	150,000
Total shareholders’ equity attributable to common shareholders	2,480,497	1,753,840	2,144,042	2,084,643	1,490,690
Total shareholders’ equity	3,280,497	2,253,840	2,644,042	2,334,643	1,640,690
Common shares outstanding	72,140	71,523	71,029	70,399	69,750

Book value per common share	$34.38	$24.52	$30.19	$29.61	$21.37
Accumulated dividends	6.12	5.28	4.48	3.72	3.12
Book value per common share plus accumulated dividends	$40.50	$29.80	$34.67	$33.33	$24.49

(1)	Earnings (loss) per common share – diluted was calculated by dividing net income (loss) available (attributable) to common shareholders by the number of weighted average common shares and common share equivalents outstanding. Common share equivalents are calculated on the basis of the treasury stock method. In accordance with FAS 128, diluted earnings per share calculations use weighted average common shares outstanding – basic, when in a net loss position.

Year ended December 31,	2006	2005	2004	2003	2002
(in thousands, except ratios)
Segment Information:
Reinsurance
Gross premiums written (1)	$1,321,163	$1,202,975	$1,084,896	$956,257	$912,695
Net premiums written	1,039,103	1,024,010	930,946	792,022	698,863
Underwriting income (loss)	636,236	(461,540)	46,389	455,777	286,713
Net claims and claim expense ratio	15.2%	132.2%	79.0%	25.9%	40.9%
Underwriting expense ratio	19.3%	16.5%	16.1%	18.0%	16.4%
Combined ratio	34.5%	148.7%	95.1%	43.9%	57.3%
Individual Risk
Gross premiums written	$689,392	$651,430	$478,092	$446,724	$282,579
Net premiums written	490,517	519,277	418,341	362,754	227,101
Underwriting income (loss)	57,028	(94,839)	(105,752)	32,030	17,929
Net claims and claim expense ratio	53.5%	84.1%	89.0%	51.7%	43.2%
Underwriting expense ratio	36.3%	36.7%	37.9%	37.8%	37.5%
Combined ratio	89.8%	120.8%	126.9%	89.5%	80.7%

(1)	Includes $66.9 million, $45.3 million, $18.8 million, $20.8 million and $22.2 million of premium assumed from our Individual Risk segment in the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2006 compared with the years ended December 31, 2005 and 2004. The following also includes a discussion of our liquidity and capital resources at December 31, 2006. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See ‘‘Note on Forward-Looking Statements.’’

OVERVIEW

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance. Through our operating subsidiaries, we seek to obtain a portfolio of reinsurance, insurance and financial risks in each of our businesses that are significantly better than the market average and produce an attractive return on equity. Overall, our strategy focuses on superior risk selection, active capital management, superior utilization of risk management and information systems, the development and enhancement of a high performance and ethical culture and our commitment to our clients and joint venture partners. We provide value to our clients in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We measure our financial success through long-term growth in tangible book value per common share plus accumulated dividends, which we believe is the most appropriate measure of the performance of our Company, and believe we have delivered superior performance in respect of this measure in the past.

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to clients affected by these events. We are exposed to significant losses from these catastrophic events and other exposures that we cover. Accordingly, we expect a significant degree of volatility in our financial results and that our financial results may vary significantly from quarter-to-quarter or from year-to-year, based on the level of insured catastrophic losses occurring around the world.

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and 3) other income received from our joint ventures and various other items.

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) minority interest, which represents the interest of third parties with respect to the net income (loss) of DaVinciRe; and 6) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.

The operating results, also known as the underwriting results, of an insurance or reinsurance company are discussed frequently by reference to its net claims and claim expense ratio, underwriting expense ratio, and combined ratio. The net claims and claim expense ratio is calculated by dividing net claims and claim expenses incurred by net premiums earned. The underwriting expense ratio is calculated by dividing underwriting expenses (acquisition expenses and operational expenses) by net premiums earned. The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income. We also discuss our net claims and claim expense ratio on an accident year basis. This ratio is calculated by taking net claims and claim expenses, excluding development on net claims and claim expenses from events that took place in prior fiscal years, divided by net premiums earned.

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in 2006 includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, certain casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as catastrophe-exposed workers’ compensation, surety, terrorism and casualty clash.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re, DaVinci, Starbound and Tim Re; 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in other market participants, such as our investments in Channel Re and Platinum, and other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, Channel Re, Starbound, Tower Hill and Platinum are included in the Other category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts include insurance contracts and quota share reinsurance with respect to risks including: 1) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products, and multi-peril crop insurance; 2) commercial property, which principally includes catastrophe-exposed commercial property products; and 3) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

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

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyds, which write on an admitted basis. As noted above, in our Individual Risk business, we substantially rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Group Services, which conducts initial due diligence as well as ongoing monitoring.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

Claims and Claim Expense Reserves

General Description

We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (‘‘case reserves’’), adding the costs for additional case reserves (‘‘additional case reserves’’) which represent our estimates for claims previously reported to us which we believe may not be adequately reserved as of that date, and adding estimates for the anticipated cost of claims incurred but not yet reported to us (‘‘IBNR’’).

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2006 and 2005:

At December 31, 2006	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property catastrophe reinsurance	$366,337	$282,544	$226,579	$875,460
Specialty reinsurance	104,010	77,315	412,466	593,791
Total Reinsurance	470,347	359,859	639,045	1,469,251
Individual Risk	272,119	15,611	341,174	628,904
Total	$742,466	$375,470	$980,219	$2,098,155

At December 31, 2005
(in thousands)
Property catastrophe reinsurance	$544,750	$576,992	$207,087	$1,328,829
Specialty reinsurance	180,868	95,312	414,445	690,625
Total Reinsurance	725,618	672,304	621,532	2,019,454
Individual Risk	194,016	—	401,081	595,097
Total	$919,634	$672,304	$1,022,613	$2,614,551

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2006, 2005 and 2004, changes to prior year estimated claims reserves increased our net income by $136.6 million, reduced our net loss by $241.5 million and increased our net income by $140.3 million, respectively.

A 10% change to our reserves at December 31, 2006 would equate to a $209.8 million adjustment to net claims and claim expenses incurred, which represents 27.5% of our net income available to common shareholders for the year ended 2006, and 6.4% of shareholders’ equity at December 31, 2006. During 2007, we intend to develop an analytical approach to quantifying reasonably likely changes to the variability of our key reserving assumptions embedded in our reserving estimation techniques. We will include the results of this analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for the Company’s ultimate settlement and administration costs for claims and claim expenses. We do not calculate a range of estimates. We use this point estimate, along with paid claims and case reserves, to record our best estimate of additional case reserves and IBNR in our financial statements. Under GAAP, we are not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss.

Our claims and claim expense reserves are reviewed annually by an independent actuarial firm. The actuarial firm performs this work for the purpose of issuing an actuarial opinion on the reasonableness of the claims and claim expense reserves for each of the Company’s insurance subsidiaries. The actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its conclusions with management and presents its findings to the Audit Committee of the Board of Directors of the Company. Although we do not explicitly rely on the work performed by the actuarial firm for estimating our reserves for claims and claim expenses, we compare our recorded claims and claim expense reserves to those estimated by the actuarial firm to determine whether our estimates are within the actuarial firm’s reasonable range of estimates. To date, our estimates of claims and claim expense reserves have been within the actuarial firm’s reasonable range of estimates.

Reserving for our reinsurance claims involves other uncertainties, such as the dependence on information from ceding companies, which among other matters, includes the time lag inherent in reporting information from the primary insurer to us or to our ceding companies and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of paid claims and case reserves. We sometimes also receive an estimate or provision for IBNR. This information is often updated and adjusted from time-to-time during the loss settlement period as new data or facts in respect of initial claims, client accounts, industry or event trends may be reported or emerge in addition to changes in applicable statutory and case laws.

During 2005, we incurred significant losses from hurricanes Katrina, Rita and Wilma. Our estimates of these losses are based on factors including currently available information derived from claims information from our clients and brokers, industry assessments of losses from the events, proprietary models and the terms and conditions of our contracts. In particular, due to the size and unusual complexity of the issues relating to hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, our loss estimates. Our actual losses from these events will likely vary, perhaps materially, from our current estimates due to the inherent uncertainties in reserving for such losses, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, and complex coverage and other legal issues.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Our reserving techniques, assumptions and processes differ between our Reinsurance and Individual Risk segments, as well as between our property catastrophe reinsurance and specialty reinsurance businesses within our Reinsurance segment. Following is a discussion of the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

Reinsurance Segment

Property Catastrophe Reinsurance

Within our property catastrophe reinsurance unit, we principally write property catastrophe excess of loss reinsurance contracts to insure insurance and reinsurance companies against natural and man-made catastrophes. Under these contracts, we indemnify an insurer or reinsurer when its aggregate paid claims and claim expenses from a single occurrence of a covered peril exceed the attachment point specified in the contract, up to an amount per loss specified in the contract. Our most significant exposure is to losses from earthquakes and hurricanes and other windstorms, although we are also exposed to claims arising from other catastrophes, such as tsunamis, freezes, floods, fires, tornadoes, explosions and acts of terrorism. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property catastrophe reinsurance contracts when arising from a covered peril. Our coverages are offered on either a worldwide basis or are limited to selected geographic areas.

Coverage can also vary from ‘‘all property’’ perils to limited coverage on selected perils, such as ‘‘earthquake only’’ coverage. We also enter into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedants. This coverage is generally in the form of excess of loss retrocessional contracts and may cover all perils and exposures on a worldwide basis or be limited in scope to selected geographic areas, perils and/or exposures. The exposures we assume from retrocessional business can change within a contract term as the underwriters of a retrocedant may alter their book of business after the retrocessional coverage has been bound. We also offer dual trigger reinsurance contracts which require us to pay claims based on claims incurred by insurers and reinsurers in addition to the estimate of insured industry losses as reported by referenced statistical reporting agencies.

Our property catastrophe reinsurance business is generally characterized by loss events of low frequency and high severity. Initial reporting of paid and incurred claims in general, tends to be relatively prompt. We consider this business ‘‘short-tail’’ as compared to the reporting of claims for ‘‘long-tail’’ products, which tends to be slower. However, the timing of claims payment and reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary insurance companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes, earthquakes or terrorism); the geographic area involved; post-event inflation which may cause the cost to repair damaged property to increase significantly from current estimates, or for property claims to remain open for a longer period of time, due to limitations on the supply of building materials, labor and other resources; and the quality of each client’s claims management and reserving practices. Management’s judgments regarding these factors are reflected in our claims reserve estimates.

Reserving for substantially all of our property catastrophe reinsurance business does not involve the use of traditional actuarial techniques. Rather, claims and claim expense reserves are estimated by management after a catastrophe occurs by completing an in-depth analysis of the individual contracts which may potentially be impacted by the catastrophic event. The in-depth analysis generally involves: 1) estimating the size of insured industry losses from the catastrophic event; 2) reviewing our portfolio of reinsurance contracts to identify those contracts which are exposed to the catastrophic event; 3) reviewing information reported by clients and brokers; 4) discussing the event with our clients and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the catastrophic event on a contract-by-contract basis and in aggregate for the event. Once an event has occurred, during the then current reporting period we record our best estimate of the ultimate expected cost to settle all claims arising from the event. Our estimate of claims and claim expense reserves is then determined by deducting cumulative paid losses from our estimate of the ultimate expected loss for an event and our estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from our estimate of the ultimate expected loss for an event. Once we receive a notice of loss or payment request under a catastrophe reinsurance contract, we are generally able to process and pay such claims promptly.

Because the events from which claims arise under policies written by our property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, we are often able to use independent reports as part of our loss reserve estimation process. We also review catastrophe bulletins published by various statistical reporting agencies to assist us in determining the size of the industry loss, although these reports may not be available for some time after an event. In addition to the loss information and estimates communicated by cedants and brokers, we also use industry information which we gather and retain in our REMS© modeling system. The information stored in our REMS© modeling system enables us to analyze each of our policies against a loss and compare our estimate of the loss with those reported by our policyholders. The REMS© modeling system also allows us to compare and analyze individual losses reported by policyholders affected by the same loss event. Although the REMS© modeling system assists with the analysis of the underlying loss and provides us with the information and ability to perform increased analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims and the unique characteristics of each loss.

For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period than we do for large events. This includes reviewing Catastrophe Bulletins published by Property Claim Services for U.S. catastrophes. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although we generally make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system.

In general, our property catastrophe reinsurance reserves for our more recent reinsured catastrophic events are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our property catastrophe reinsurance reserves age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As seen in the Actual vs. Initial Expected Property Catastrophe Reinsurance Claims and Claim Expenses Reserve Analysis table below, 67.3% of our inception to date claims and claim expenses in our property catastrophe reinsurance unit were incurred in the 2004 and 2005 accident years, due principally to the losses from hurricanes Charley, Frances, Ivan, Jeanne, Katrina, Rita and Wilma. Due to the size and complexity of the losses in these accident years, there still remains significant uncertainty as to the ultimate settlement costs associated with these accident years.

Within our property catastrophe reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, and reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods. This process is judgmental in that it involves reviewing changes in paid and reported losses each period and adjusting our estimates of the ultimate expected losses for each event if there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2006, 2005 and 2004, changes to our prior year estimated claims reserves in our property catastrophe reinsurance unit decreased our net income by $13.9 million, reduced our net loss by $61.8 million and increased our net income by $67.2 million, respectively.

Actual Results vs. Initial Estimates

The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our property catastrophe reinsurance unit. As discussed above, the key assumption in estimating reserves for our property catastrophe reinsurance unit is our estimate of ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2004, 2005 and 2006 represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2006 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2006 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross loss basis and therefore does not include the benefit of reinsurance recoveries.

Actual vs. Initial Expected Property Catastrophe Reinsurance Claims and Claim Expenses Reserve Analysis

(in thousands) Accident Year	Initial Estimate of Ultimate Claims and Claim Expenses	Re-estimated Ultimate Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Total Reserves as of December 31, 2006	% of Claims Unpaid as of December 31, 2006
		2004	2005	2006
2000 and Prior	$735,850	$701,626	$644,381	$644,724	$91,126	12.4%	$28,713	4.5%
2001	257,285	252,761	226,920	226,261	31,024	12.1	51,227	22.6
2002	155,573	116,071	78,699	75,967	79,606	51.2	13,935	18.3
2003	126,312	119,182	85,316	79,099	47,213	37.4	13,682	17.3
2004	762,392	762,392	868,148	857,537	(95,145)	(12.5)	88,438	10.3
2005	1,473,974	—	1,473,974	1,501,226	(27,252)	(1.8)	589,033	39.2
2006	121,754	—	—	121,754	—	—	90,432	74.3
Total	$3,633,140	$1,952,032	$3,377,438	$3,506,568	$126,572	3.5%	$875,460	25.0%

As quantified in the table above, since the inception of the Company in 1993 we have experienced $126.6 million of cumulative favorable development on the run-off of our reserves within our property catastrophe reinsurance unit. This represents 3.5% of our inception to date gross claims and claim expenses of $3.5 billion and is calculated based on our estimates of claims and claim expense reserves as of December 31, 2006, compared to our initial estimates of ultimate claims and claim expenses. As described above, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe excess of loss reinsurance contracts, we have experienced development, both favorable and unfavorable, in any given accident year in amounts that exceed our inception to date percentage of 3.5%. For example, our 2002 accident year developed favorably by $79.6 million, which is 51.2% better than our initial estimates of claims and claim expense for the 2002 accident year as estimated as of December 31, 2002, while our 2004 accident year developed unfavorably by $95.1 million, or 12.5%. On a net basis our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, both of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.

The percentage of claims unpaid at December 31, 2006 for each accident year reflects both the speed to which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. As seen above, claims and claim expenses for the 2004 accident year have been paid quickly compared to prior accident years. This is due to the fact that hurricanes Charley, Frances, Ivan and Jeanne which occurred in 2004 have been rapid claims paying events. This is driven in part by the mix of our business in Florida, which primarily includes property catastrophe excess of loss reinsurance for personal lines property coverage rather than commercial property coverage or retrocessional coverage, and the speed of the settlement and payment of claims by our underlying cedants. In contrast, our 2001 accident year, which includes losses from the events of September 11, 2001, and our 2005 accident year, which includes significant losses from hurricane Katrina, includes a higher mix of commercial business where the underlying claims of our cedants tend to be settled and paid more slowly. In addition, claims from our underlying cedants for the 2001 and 2005 accident years are subject to more complex coverage and legal matters due to the complexity of the catastrophic events taking place in those years.

Specialty Reinsurance

Within our specialty reinsurance business unit we write a number of reinsurance lines such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, property per risk and other specialty lines of reinsurance, which we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide some proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis. We expanded our specialty reinsurance business in 2002 and have significantly increased our presence in the specialty reinsurance market since that time.

Our specialty reinsurance business can generally be characterized as providing coverage for low frequency and high severity losses, similar to our property catastrophe reinsurance business. As with our property catastrophe reinsurance business, our specialty reinsurance contracts frequently provide coverage for relatively large limits or exposures. As a result of the foregoing, our specialty reinsurance business is subject to significant claims volatility. In periods of low claims frequency or severity our results will generally be favorably impacted while in periods of high claims frequency or severity our results will generally be negatively impacted.

Our processes and methodologies in respect of loss estimation for the coverages we offer through our specialty reinsurance operation differ from those used for our property catastrophe-oriented coverages. For example, our specialty reinsurance coverages are more likely to be impacted by factors such as long-term inflation and changes in the social and legal environment, which we believe gives rise to greater uncertainty in our claims reserves. Moreover, in reserving for our specialty reinsurance coverages we do not have the benefit of a significant amount of our own historical experience in these lines. We believe this makes our specialty reinsurance reserving subject to greater uncertainty than our property catastrophe reinsurance unit.

When initially developing our reserving techniques for our specialty reinsurance coverages, we considered estimating reserves utilizing several actuarial techniques such as paid and incurred development methods. We elected to use the Bornhuetter-Ferguson technique because this method is appropriate for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that losses are not paid or reported, and it assumes that past experience is not fully representative of the future. As the Company’s reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. We reevaluate our actuarial reserving techniques on a periodic basis.

The utilization of the Bornhuetter-Ferguson technique requires us to estimate an expected ultimate claims and claim expense ratio and select an expected loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios and expected loss reporting patterns by reviewing industry standards and adjusting these standards based upon the terms of the coverages we offer. The estimated expected claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. Our estimate of IBNR is the product of the premium we have earned, the initial expected ultimate claims and claim expense ratio and the percentage of estimated unreported losses. In addition, certain of our specialty reinsurance coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our property catastrophe reinsurance unit described above.

Within our specialty reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Typically, our quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing our overall experience by underwriting year and in the aggregate. We monitor our expected ultimate claims and claim expenses ratios and expected loss reporting assumptions on a quarterly basis and compare them to our actual experience. These actuarial assumptions are generally reviewed annually, based on input from our actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage we provide, changes in industry standards, as well as our actual experience, to the extent we have enough data to rely on our own experience. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2006, 2005 and 2004, changes to our prior year estimated claims reserves in our specialty reinsurance unit increased our net income by $139.2 million, reduced our net loss by $169.6 million and increased our net income by $46.6 million, respectively.

Actual Results vs. Initial Estimates

The Actual vs. Initial Expected Ultimate Claims and Claim Expenses Ratio table below summarizes our key actuarial assumptions in reserving for our specialty reinsurance business. As noted above, the key actuarial assumptions include the estimated ultimate claims and claim expense ratios and the estimated loss reporting patterns. The table shows our initial estimates of the ultimate claims and claim expenses ratio by underwriting year. The table shows how our initial estimates of these ratios have developed over time; with the re-estimated ratios reflecting a combination of the amount and timing of paid and reported losses compared to our initial estimates. The initial estimate is based on the actuarial assumptions that were in place at the end of that year. A decrease in the ultimate claims and claim expense ratio implies that our current estimates are lower than our initial estimates while an increase in the ultimate claims and claim expense ratio implies that our current estimates are higher than our initial estimates. The result would be a corresponding favorable impact on shareholders’ equity and net income or a corresponding unfavorable impact on shareholders’ equity and net income, respectively. The table also shows how our initial estimated ultimate claims and claim expense ratios have changed from one underwriting year to the next. The table below reflects a summary of the weighted average assumptions for all classes of business written within our specialty reinsurance unit. The table is presented on a gross loss basis and therefore does not include the benefit of reinsurance recoveries.

Actual vs. Initial Expected Specialty Reinsurance Claims and Claim Expenses Reserve Analysis — Estimated Ultimate Claims and Claim Expenses Ratio

	Estimated Expected Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate as of
		December 31, 2004	December 31, 2005	December 31, 2006
2002	77.6%	49.2%	32.6%	29.7%
2003	76.8	53.4	35.4	31.1
2004	77.9	73.7	63.8	58.7
2005	78.8	—	72.0	55.4
2006	76.6	—	—	57.6

The table above shows that our initial estimated expected ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our specialty reinsurance unit have stayed relatively constant between 76.6% and 78.8% over the last five years. This reflects the fact that management has not made significant changes to its initial estimates of expected ultimate claims and claim expense ratios from one underwriting year to the next. The principal reason for the modest changes from one underwriting year to the next is that the mix of business has changed. For example, the mix of business for the 2006 underwriting year has a lower initial expected ultimate claims and claim expense ratio than in prior years as it is more heavily weighted to business that is expected to produce a lower level of losses.

As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have decreased. In particular, our re-estimated expected ultimate claims and claim expense ratios decreased significantly between December 31, 2004 and December 31, 2005. This was principally due to our 2005 reserve review, discussed below. During our 2005 reserve review, we further segmented the specialty business with the aim of grouping risks into more homogeneous categories which respond to the evolution of actual exposures. This became possible as the volume of this business increased over the three preceding years. This further segmentation required the selection of loss reporting patterns to be applied to these new groups. We also updated our assumptions for our original loss reporting patterns based on a combination of new industry information and actual experience accumulated over the three preceding years. The assumptions for the new loss reporting patterns were applied to all prior underwriting years. In addition, we made explicit allowances for commuted contracts whereas previously these were considered in the overall reserving assumptions. We also reviewed substantially all of our case reserves and additional case reserves. The result of the foregoing was a decrease in our specialty reinsurance re-estimated ultimate claims and claim expense reserves in 2005. Subsequent to this reserve review, the specialty book of business has continued to perform better than expected. This includes favorable development within the 2006 underwriting year as actual paid and reported losses during 2006 have been less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this year. However, there is no assurance that this trend will continue in the future. As noted above, our specialty reinsurance business is characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long term trends or industry standards may imply.

As noted above, some of our specialty reinsurance contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the event which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2002 to 2006, principally include hurricanes Katrina, Rita and Wilma which occurred in 2005. Our estimate of ultimate net claims and claim expenses from hurricanes Katrina, Rita and Wilma within our specialty reinsurance unit, net of reinsurance recoveries and assumed and ceded loss related premium, totaled $98.8 million and $77.1 million as of December 31, 2005 and 2006, respectively.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the underlying insurance policy. Our principal contracts include insurance contracts and quota share reinsurance with respect to risks including: 1) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products, and multi-peril crop insurance; 2) commercial property, which principally includes catastrophe-exposed commercial property products; and 3) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage. We expanded our Individual Risk operations in 2003 and started writing a significant amount of this business in that year.

We use the Bornhuetter-Ferguson technique to estimate claims and claim expenses within our Individual Risk segment. The comments discussed above relating to our reserving techniques and processes for our specialty reinsurance unit also apply to our Individual Risk segment.

During the twelve months ended December 31, 2006, 2005 and 2004, changes to our prior year estimated claims reserves in our Individual Risk unit increased our net income by $11.3 million, reduced our net loss by $10.1 million and increased our net income by $26.4 million, respectively.

Actual Results vs. Initial Estimates

The Actual vs. Initial Expected Ultimate Claims and Claim Expense Ratio table below summarizes our key actuarial assumptions in reserving for our Individual Risk unit. As noted above, the key actuarial assumptions include the estimated ultimate claims and claim expense ratios and the estimated loss reporting patterns. The table shows our initial estimates of the ultimate claims and claim expenses ratio by accident year. The table shows how our initial estimates of these ratios have developed over time; with the re-estimated ratios reflecting a combination of the amount and timing of paid and reported losses compared to our initial estimates. The initial estimate is based on the actuarial assumptions that were in place at the end of each fiscal year. A decrease in the ultimate claims and claim expense ratio implies that our current estimates are lower than our initial estimates while an increase in the ultimate claims and claim expense ratio implies that our current estimates are higher than our initial estimates. The result would be a corresponding favorable impact on shareholders’ equity and net income or a corresponding unfavorable impact on shareholders’ equity and net income, respectively. The table also shows how our initial estimated ultimate claims and claim expense ratios have changed from one accident year to the next. The table below reflects a summary of the weighted average assumptions for all classes of business written within our Individual Risk unit. The table is presented on a gross loss basis and therefore does not include the benefit of reinsurance recoveries.

Actual vs. Initial Expected Individual Risk Segment Claims and Claim Expenses Reserve Analysis – Estimated Ultimate Claims and Claim Expenses Ratio

	Estimated Expected Ultimate Claims and Claim Expenses Ratio
Accident Year	Initial Estimate	Re-estimate as of
		December 31, 2004	December 31, 2005	December 31, 2006
2003	55.3%	40.9%	35.1%	38.2%
2004	59.2	53.8	47.4	48.9
2005	51.9	—	56.5	49.5
2006	55.8	—	—	54.1

The table above shows that our initial estimated expected ultimate claims and claim expense ratios for attritional losses for each new accident year within our Individual Risk segment have stayed relatively constant at between 51.9% and 59.2% over the last four years. This reflects the fact that management has not made significant changes to its estimated initial expected ultimate claims and claim expenses ratio from one period to the next. The principal reason for the changes from one year to the next is that the mix of business has changed. For example, the mix of business for the 2006 accident year has a higher initial expected ultimate claims and claim expense ratio than in 2005 as it is more heavily weighted by business that is expected to produce higher losses. As each accident year has developed, our re-estimated expected ultimate claims and claim expense ratios have generally been reduced. This reflects the impact of actual experience in our Individual Risk business where actual paid and reported losses to date for attritional losses are less than originally expected. As described above, under the Bornhuetter-Ferguson actuarial technique less weight is placed on initial estimates and more weight is placed on actual experience as our claims and claim expense reserves age.

As noted above, some of our Individual Risk contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the event which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2002 to 2006, principally include hurricanes Charley,

Frances, Ivan, Jeanne, Katrina, Rita and Wilma which occurred in 2004 and 2005. Our ultimate net claims and claim expenses from these events within our Individual Risk segment, net of reinsurance recoveries and assumed and ceded loss related premium, for the 2004 accident year totaled $158.3 million, $182.3 million and $184.6 million as of December 31, 2004, 2005 and 2006. Our ultimate net claims and claim expenses from these events within our Individual Risk segment, net of reinsurance recoveries and assumed and ceded loss related premium, for the 2005 accident year totaled $140.1 million and $135.0 million, as of December 31, 2005 and 2006.

2005 Reserve Reviews

We announced in early 2005 that during 2005 we would review the processes and assumptions for establishing and evaluating our reserves during 2005. Starting in 2002 and 2003, we significantly expanded our specialty reinsurance and Individual Risk businesses, respectively, which resulted in significant growth in our reserves for claims and claim expenses for these lines of business over the subsequent three years. When establishing our initial reserves for these lines of business, we placed significant reliance on industry data as we did not have the benefit of our own historical experience. Prior to 2005, we started experiencing favorable development on the run-off of our reserves. This favorable development was principally due to our specialty reinsurance and Individual Risk businesses performing better than historical industry averages and paid and reported claims developing better than expected in our property catastrophe reinsurance business. We elected to perform our reserve reviews in 2005 principally due to: 1) the growth in our businesses and reserves for claims and claim expenses; 2) an increase in then-recent periods in favorable development in reserves for our specialty reinsurance and Individual Risk businesses, which had performed more favorably in what was effectively their first several years of operations than historical industry data would have anticipated; 3) recent favorable development with respect to our property catastrophe reinsurance reserves; and 4) a determination to consider enhancements to our reserving processes and assumptions.

We completed reviews of our property catastrophe reinsurance reserves, specialty reinsurance reserves and Individual Risk reserves in the second, third and fourth quarters of 2005, respectively. As a result of these reviews, we reduced prior year reserves within our Reinsurance and Individual Risk segments by $248.1 million and $1.1 million, respectively. Within our Reinsurance segment, the decrease included a $118.2 million decrease in reserves for our property catastrophe reinsurance business and a $129.9 million decrease in reserves for our specialty reinsurance business. After adjusting for the impact of minority interest in DaVinci, our 2005 net loss was reduced by $226.9 million as a result of these reviews.

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

The reviews also included a reassessment of our actuarial techniques and assumptions for our specialty reinsurance business. We considered whether we should continue with the use of the Bornhuetter-Ferguson actuarial method in reserving for our specialty reinsurance business or whether a different actuarial method might be more appropriate. As a result of the review, we determined it was appropriate to continue with the use of the Bornhuetter-Ferguson actuarial method.

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

The estimate of losses recoverable can be more subjective than estimating the underlying claims and claim expense reserves as discussed under the heading ‘‘Claims and Claim Expense Reserves’’ above.  In particular, losses recoverable may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and other factors.  Losses recoverable on dual trigger reinsurance contracts require us to estimate our ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured losses for the industry as a whole that will be reported by the applicable statistical reporting agency, as per the contract terms. In addition, the level of our additional case reserves and IBNR reserves has a significant impact on losses recoverable. These factors can impact the amount and timing of the losses recoverable to be recorded.

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

We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. The valuation allowance recorded against losses recoverable was $21.9 million at December 31, 2006 (2005 – $46.0 million). The reinsurers with the three largest balances accounted for 24.5%, 12.7% and 6.4%, respectively, of our losses recoverable balance at December 31, 2006 (2005 – 17.9%, 14.7% and 11.8%, respectively). The three largest company-specific components of the valuation allowance represented 14.8%, 13.2% and 8.6% of our total valuation allowance at December 31, 2006 (2005 – 39.6%, 18.1% and 10.3%).

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total premiums written estimated in our Individual Risk business at December 31, 2006, 2005 and 2004 were $16.2 million, $57.9 million and $30.1 million, respectively, and total estimated premiums earned were $6.8 million, $10.9 million and $3.5 million, respectively. Total earned commissions estimated at December 31, 2006, 2005 and 2004 were $3.4 million, $4.8 million and $1.1 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date such subsequent adjustments have not been material.

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

Ceded premiums are also recognized on the date the contract is bound and are deducted from gross premiums written, to arrive at net premiums written. Ceded premiums are earned over the terms of the related contracts and policies, and are reflected as a reduction to gross premiums earned to arrive at net premiums earned.

Deferred Income Taxes

Income taxes have been provided in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes, on those operations which are subject to income tax. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, foreign tax credits, deferred policy acquisition costs and net operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

At December 31, 2006, our net deferred tax asset and valuation allowance were $nil million and $28.9 million, respectively (see Note 13 of the consolidated financial statements for more information). At each balance sheet date, we assess the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. At December 31, 2006, a full valuation allowance of $28.9 million was recorded which reflects management’s assessment that it is more likely than not that the deferred tax asset will not be realized. If we subsequently assess that the valuation allowance is no longer needed, a benefit would be recorded in our consolidated statements of operations in the period in which such determination is made.

SUMMARY OF RESULTS OF OPERATIONS FOR 2006, 2005 AND 2004

Summary Overview

Year ended December 31,	2006	2005	2004
(in thousands of U.S. dollars, except per share amounts and ratios)
Highlights
Gross premiums written	$1,943,647	$1,809,128	$1,544,157
Net premiums written	1,529,620	1,543,287	1,349,287
Net premiums earned	1,529,777	1,402,709	1,338,227
Net claims and claim expenses incurred	446,230	1,635,656	1,096,299
Underwriting income (loss)	693,264	(556,379)	(59,363)
Net investment income	318,106	217,252	162,722
Net realized (losses) gains on investments	(34,464)	(6,962)	23,442
Net income (loss) available (attributable) to common shareholders	761,635	(281,413)	133,108
Total assets	$7,769,026	$6,871,261	$5,526,318
Total shareholders’ equity	$3,280,497	$2,253,840	$2,644,042
Per share data
Net income (loss) available (attributable) to common shareholders per common share – diluted (1)	$10.57	$(3.99)	$1.85
Dividends per common share	$0.84	$0.80	$0.76
Book value per common share	$34.38	$24.52	$30.19
Accumulated dividends per common share	6.12	5.28	4.48
Book value per common share plus accumulated dividends	$40.50	$29.80	$34.67
Key ratios
Net claims and claim expense ratio – current accident year	38.1%	133.8%	92.4%
Net claims and claim expense ratio – prior accident years	(8.9%)	(17.2%)	(10.5%)
Net claims and claim expense ratio – calendar year	29.2%	116.6%	81.9%
Underwriting expense ratio	25.5%	23.1%	22.5%
Combined ratio	54.7%	139.7%	104.4%
Return on average common equity	36.3%	(13.6%)	6.2%

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

We generated $761.6 million of net income available to common shareholders in 2006, compared to a $281.4 million net loss attributable to common shareholders and $133.1 million of net income available to common shareholders in 2005 and 2004, respectively. As a result of our net income available to common shareholders in 2006, we generated a 36.3% return on average common equity and our book value per common share plus accumulated dividends increased to $40.50 at December 31, 2006, an increase of 35.9% from the amount at December 31, 2005. In 2005 and 2004, we generated (losses)

returns on average common equity of (13.6%) and 6.2%, respectively, and (decreased) increased our book value per common share plus accumulated dividends by (14.0%) and 4.0%, respectively.

The three most significant items impacting our 2006 financial performance compared to 2005 and 2004 include: 1) an increase in our net premiums earned, principally due to growth in our catastrophe reinsurance unit where we found pricing and terms more favorable in 2006 compared with 2005 and 2004 and we chose to write more business in that unit in 2006; 2) a significant decrease in net claims and claim expenses as a result of light insured catastrophe loss activity for 2006; our net claims and claims expenses were significantly impacted by hurricanes Katrina, Rita and Wilma in 2005 and hurricanes Charley, Frances, Ivan and Jeanne in 2004, and losses of that magnitude did not occur in 2006; and 3) a significant increase in net investment income due to higher average invested assets due to the generation of cash flow from operations during the last three years that has been invested in our investment portfolio, combined with higher average yields on our portfolio of fixed maturity investments available for sale and short term investments.

Our 2005 financial performance was negatively impacted by hurricanes Katrina, Rita and Wilma, which occurred in the third and fourth quarters of 2005 and resulted in an $891.9 million net negative impact. Our 2005 financial performance was also impacted by $53.0 million of expenses related to our internal review and ongoing investigations into the Company and certain of its present and former executive officers by governmental authorities, including severance and other costs relating to the 2005 departure of our former Chairman and Chief Executive Officer. In addition, 2005 was impacted by several other large natural catastrophes including hurricanes Dennis and Emily, European windstorm Erwin as well as flooding in several European cities. Total insured losses from the 2005 catastrophes are estimated to be the most costly on record for a single year. As one of the largest writers of property catastrophe reinsurance in the world, our financial results are negatively impacted when there are large insured catastrophe losses. Finally, our 2005 financial performance benefited by the $226.9 million net favorable impact as a result of our reserve reviews completed in 2005.

Our 2004 financial performance was impacted by a $570.2 million net negative impact from hurricanes Charley, Frances, Ivan and Jeanne.

The following table summarizes the net financial statement impact of the 2005 hurricanes, reserve reviews, internal review related costs and 2004 hurricanes described above by segment.

Net negative (positive) financial statement impact

Year ended December 31, 2005	Reinsurance	Individual Risk	Other	Total
(in thousands)
Hurricanes Katrina, Rita and Wilma	$751,867	$140,080	$—	$891,947
Reserve reviews	(225,809)	(1,136)	—	(226,945)
Internal review and related costs	—	—	53,040	53,040
Total net negative financial statement impact	$526,058	$138,944	$53,040	$718,042
Year ended December 31, 2004
(in thousands)
Hurricanes Charley, Frances, Ivan and Jeanne	$411,946	$158,303	—	$570,249
Total net negative financial statement impact	$411,946	$158,303	$—	$570,249

The net negative impact from the hurricanes described above includes the sum of net claims and claim expenses incurred, assumed and ceded reinstatement premiums earned, lost profit commissions, assessment related losses and expenses, and minority interest. Net negative impact is based on management’s estimates following a review of our potential exposures and discussions with our counterparties. Given the magnitude of these events, delays in receiving claims data, uncertainty surrounding final industry losses reported by statistical reporting agencies which impact our reinsurance recoveries, the unusual legal and claim issues related to certain of the events, particularly but not exclusively hurricane Katrina, and other uncertainties inherent in loss estimation, meaningful additional uncertainty remains regarding total covered losses for the insurance industry from these events. Accordingly, these estimates are subject to change as new or revised data is received from our counterparties, and other factors. Changes to these estimates will be recorded in the periods in which they occur.

Underwriting Results by Segment

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our catastrophe reinsurance and specialty reinsurance business units and through Ventures. Our Individual Risk segment provides primary insurance and quota share reinsurance.

Reinsurance Segment

Our Reinsurance operations are comprised of three units: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain activities of Ventures.

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the years ended December 31, 2006, 2005 and 2004:

Reinsurance segment overview

Year ended December 31,	2006	2005	2004
(in thousands)
Gross premiums written (1)	$1,321,163	$1,202,975	$1,084,896
Net premiums written	$1,039,103	$1,024,010	$930,946
Net premiums earned	972,017	947,389	944,527
Net claims and claim expenses incurred	148,052	1,252,644	746,010
Acquisition expenses	115,324	92,763	117,145
Operational expenses	72,405	63,522	34,983
Underwriting income (loss)	$636,236	$(461,540)	$46,389
Net claims and claim expenses incurred – current accident year	$273,286	$1,483,981	$859,842
Net claims and claim expenses incurred – prior accident years	(125,234)	(231,337)	(113,832)
Net claims and claim expenses incurred – total	$148,052	$1,252,644	$746,010
Net claims and claim expense ratio – current accident year	28.1%	156.6%	91.0%
Net claims and claim expense ratio – prior accident years	(12.9%)	(24.4%)	(12.0%)
Net claims and claim expense ratio – calendar year	15.2%	132.2%	79.0%
Underwriting expense ratio	19.3%	16.5%	16.1%
Combined ratio	34.5%	148.7%	95.1%

(1)	Includes gross premiums ceded from the Individual Risk segment to the Reinsurance segment of $66.9 million, $45.3 million and $18.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Gross premiums written in our Reinsurance segment increased by $118.2 million to $1,321.2 million for 2006, primarily due to the favorable pricing and terms experienced during our 2006 catastrophe reinsurance renewals. The improved pricing and terms for our 2006 catastrophe reinsurance renewals was principally driven by a hardening property catastrophe reinsurance market following the large catastrophes occurring during 2005. In 2006, we also wrote $114.0 million of gross premiums on behalf of two new fully-collateralized joint ventures which were established to take advantage of the favorable pricing and terms discussed above. The increase in our catastrophe gross premiums written more than offset a significant decline in our specialty reinsurance premium in 2006. For 2005, our gross premiums written increased by $118.1 million to $1,203.0 million. The 2005 increase consisted primarily of premiums written which we view as loss related and attributable to the large catastrophes occurring during 2005. This loss related premium, which includes reinstatement premiums written as a result of large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost following a large catastrophe, and reinsurance coverage provided to a company to cover named hurricanes, totaled $153.4 million in 2005 and $57.5 million in 2004. Large catastrophes include hurricanes Katrina, Rita and Wilma in 2005 and hurricanes Charley, Frances, Ivan and Jeanne in 2004.

Gross Premiums Written by Geographic Region

The following is a summary of our gross reinsurance premiums written, excluding premiums assumed from our Individual Risk segment, allocated to the territory of coverage exposure:

Reinsurance segment gross premiums written

Year ended December 31,	2006		2005		2004
(in thousands)
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property catastrophe reinsurance
United States and Caribbean	$792,311	63.1%	$458,193	39.6%	$338,315	31.7%
Europe	73,500	5.9	105,796	9.1	141,385	13.3
Worldwide (excluding U.S) (1)	71,116	5.7	59,076	5.1	63,529	6.0
Worldwide	68,575	5.5	54,493	4.7	90,607	8.5
Australia and New Zealand	2,732	0.2	33,266	2.9	28,614	2.7
Other	23,972	1.9	19,472	1.7	20,729	1.9
Specialty reinsurance (2)	222,049	17.7	427,402	36.9	382,886	35.9
Total Reinsurance gross premiums written (3)	$1,254,255	100.0%	$1,157,698	100.0%	$1,066,065	100.0%

(1)	The category ‘‘Worldwide (excluding U.S.)’’ consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and worldwide risks.

(3)	Reinsurance segment gross premiums written excludes $66.9 million, $45.3 million and $18.8 million of premiums assumed from the Individual Risk segment in 2006, 2005 and 2004, respectively.

Our property catastrophe reinsurance gross premiums written continue to be characterized by an increasing percentage of U.S. and Caribbean premium as we have not found similarly attractive business in Europe or the rest of the world. A significant amount of this U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Ceded Premiums Written

Year ended December 31,	2006	2005	2004
(in thousands)
Ceded premiums written – Reinsurance segment	$282,060	$178,965	$153,950

Due to the potential volatility of the property catastrophe reinsurance contracts which we sell, we purchase reinsurance to reduce our exposure to large losses and to help manage our risk portfolio. We use our REMS© modeling system to evaluate how each purchase interacts with our portfolio of reinsurance contracts we write, and with the other ceded reinsurance contracts we purchase, to determine the appropriateness of the pricing of each contract and whether or not it helps us to balance our portfolio of risks.

Ceded premiums written increased by $103.1 million in 2006 primarily as a result of the utilization in the 2006 U.S. hurricane season of two new fully-collateralized joint ventures, Starbound Re and Tim Re, pursuant to which $114.0 million of assumed catastrophe reinsurance premium was fully ceded to those entities.

In 2005, ceded premiums written included $49.9 million of premiums written which we view as loss related and attributable to the 2005 large hurricanes. This includes additional premium ceded on certain multi-year retrospectively rated reinsurance contracts which was triggered as a result of hurricanes Katrina and Wilma. Excluding this loss related premium, ceded premiums written decreased by $24.9 million in 2005, compared to 2004.

To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk; however, the buying of ceded reinsurance in our Reinsurance segment is opportunistic and is not based on a placing a specific reinsurance program each year.

Reinsurance Segment Underwriting Results   –   In 2006, we generated underwriting income of $636.2 million and recorded a net claims and claim expense ratio of 15.2%, an expense ratio of 19.3%, and a combined ratio of 34.5%, compared to an underwriting loss of $461.5 million, a net claims and claim expense ratio of 132.2%, expense ratio of 16.5% and combined ratio of 148.7%, in 2005. The significant improvement in our underwriting performance is directly attributable to the light insured catastrophe loss activity experienced during 2006, compared to 2005. As noted above, hurricanes Katrina, Rita and Wilma resulted in $1,076.1 million of net claims and claim expenses in 2005 and added 113.6 percentage points to our net claims and claim expense ratio in 2005. In 2004, hurricanes Charley, Frances, Ivan and Jeanne resulted in net claims and claim expenses of $581.8 million and increased our net claims and claim expense ratio by 61.6 percentage points in that year. There was an absence of large, land falling hurricanes and other catastrophes impacting the insurance industry in 2006, which substantially contributed to the significant improvement in our underwriting profit.

Our underwriting results over the last three years have been, and may well continue to be, impacted by prior year reserve development. Our prior year reserves experienced $125.2 million, $231.3 million and $113.8 million of net favorable development in 2006, 2005 and 2004, respectively. The favorable prior year reserve development in 2006 was principally driven by our specialty reinsurance unit. The reductions in reserves within our specialty reinsurance unit were principally driven by the application of our formulaic reserving methodology for this book of business with the reductions being due to actual paid and reported loss activity being better than what we anticipated when setting the initial IBNR reserves. In addition, within our specialty reinsurance unit $46.0 million of the favorable development was driven by a reduction in carried reserves due to commutations. The favorable prior year reserve development in 2005 was principally the result of our 2005 reserve reviews. With the growth in our reserves for claims and claim expenses, we announced in early 2005 that we would review the processes and assumptions for establishing and evaluating our reserves during 2005. We completed reviews of our property catastrophe reinsurance and specialty reinsurance reserves in the second and third quarters of 2005, respectively. As a result of these reviews, we reduced prior year reserves within our Reinsurance segment by $248.1 million, which reduced our 2005 net claims and claim expense ratio by 26.2 percentage points. After adjusting for the impact of minority interest, our 2005 net loss was reduced by $225.8 million as a result of the Reinsurance segment reserve reviews. The reserve changes for our property catastrophe portfolio reflects a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for the 1994 to 2004 accident years. For our specialty reinsurance business, the changes were principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience. The 2004 reduction in prior years’ estimated ultimate net claims reserves of $113.8 million was primarily due to a re-estimation of our ultimate losses associated with six large catastrophe events, a reduction in reserves from numerous smaller catastrophe events, and reductions from our specialty book of business.

The following financial data shows the net financial statement impact on our Reinsurance segment as a result of the 2005 large hurricanes and reserve reviews and the 2004 large hurricanes:

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
(in thousands)
2004 hurricanes Charley, Frances, Ivan and Jeanne net negative (positive) financial statement impact	61.6%	$581,795	$(32,093)	$(137,756)	$411,946

(1)	Other primarily consists of assumed and ceded earned reinstatement premiums and lost profit commissions.

Losses from our property catastrophe reinsurance and specialty reinsurance policies can be infrequent, but severe, as demonstrated by our 2005 and 2004 results compared to 2006. During periods with low levels of property catastrophe loss activity, such as 2006, we have the potential to produce a low level of losses and a related increase in underwriting income. As described above, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors.

Given the magnitude of the hurricane losses from 2005 and 2004 and due to delays in receiving claims data and the likelihood of receiving new or revised data from our counterparties, the estimates of hurricane losses and related recoveries are likely to change, perhaps materially. Changes in these estimates will be recorded in the periods in which they occur.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of the costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition expenses are driven by contract terms and are normally a set percentage of premiums and, accordingly, these costs will normally move in line with the fluctuation in gross premiums earned. In 2006, the acquisition expense ratio of 11.9% was higher than the 9.8% recorded in 2005, driven mainly by the significant amount of loss related premium generated in 2005 which typically has lower brokerage expenses associated with it. In 2004, the acquisition expense ratio was 12.4%. Operating expenses consist of salaries and other general and administrative expenses. Operating expenses increased by $8.8 million to $72.4 million in 2006 when compared to 2005, principally due to expenses related to the growth in our business which has resulted in an increase in the number of employees and associated compensation, general and administrative expenses. Our consolidated operating expense ratio may increase over time, as a result of factors including the absolute and comparative growth of our Individual Risk business, which generally produces higher operating expenses than reinsurance, and market trends and dynamics.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $10.5 million, $21.1 million and $12.6 million in 2006, 2005 and 2004, respectively and resulted in a corresponding decrease to the underwriting expense ratio of 1.1%, 2.2% and 1.3% for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment were $55.4 million, $35.8 million and $38.4 million for the years ending December 31, 2006, 2005 and 2004, respectively.

Catastrophe

Catastrophe overview

Year ended December 31,	2006	2005	2004
(in thousands)
Property catastrophe gross premiums written
Renaissance	$773,638	$573,393	$527,418
DaVinci	325,476	202,180	174,592
Total property catastrophe gross premiums written (1)	$1,099,114	$775,573	$702,010
Net premiums written	$817,054	$596,608	$548,060
Net premiums earned	733,777	545,321	576,049
Net claims and claim expenses incurred	131,475	1,025,389	545,359
Acquisition expenses	82,936	47,620	72,195
Operational expenses	47,364	35,746	18,788
Underwriting income (loss)	$472,002	$(563,434)	$(60,293)
Net claims and claim expenses incurred – current accident year	$117,528	$1,087,141	$612,616
Net claims and claim expenses incurred – prior accident years	13,947	(61,752)	(67,257)
Net claims and claim expenses incurred – total	$131,475	$1,025,389	$545,359
Net claims and claim expense ratio – current accident year	16.0%	199.3%	106.3%
Net claims and claim expense ratio – prior accident years	1.9%	(11.3%)	(11.6%)
Net claims and claim expense ratio – calendar year	17.9%	188.0%	94.7%
Underwriting expense ratio	17.8%	15.3%	15.8%
Combined ratio	35.7%	203.3%	110.5%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Catastrophe unit of $64.6 million, $43.6 million and $18.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Catastrophe Reinsurance Gross Premiums Written   –   Our catastrophe reinsurance gross premiums written increased by $323.5 million in 2006 to $1,099.1 million, primarily due to the favorable pricing and terms experienced on renewal business as a result of the large catastrophes occurring in 2005. Also in 2006, we wrote $114.0 million of gross premiums on behalf of two new fully-collateralized joint ventures which were established to provide capacity to our clients and take advantage of the favorable pricing and terms discussed above. This premium was fully ceded to these fully-collateralized joint ventures in return for a profit commission and expense override. The $73.6 million increase in catastrophe reinsurance gross premiums written for 2005 when compared to 2004, consisted primarily of premiums written which we view as loss related and attributable to the large catastrophes occurring during 2005. This loss related premium, which includes reinstatement premiums written as a result of large catastrophes, back-up reinsurance coverage provided to companies to replace reinsurance protection lost following a large catastrophe, and reinsurance coverage provided to a company to cover named hurricanes, totaled $115.0 million in 2005 and $57.5 million in 2004. Large catastrophes include hurricanes Katrina, Rita and Wilma in 2005 and hurricanes Charley, Frances, Ivan and Jeanne, in 2004. Excluding this premium, which in the absence of similar large catastrophes we would not expect to recur; our property catastrophe gross premiums written were relatively flat in 2005 compared to 2004.

Our property catastrophe gross premiums written continue to be characterized by an increasing percentage of U.S. and Caribbean premium as we have not found similarly attractive business in Europe or the rest of the world. A significant amount of this U.S. and Caribbean premium provides coverage against windstorms, principally U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Catastrophe Reinsurance Underwriting Results   –   In 2006, our underwriting results were significantly impacted by the low level of insured catastrophe losses experienced and we generated $472.0 million of underwriting income and recorded a net claims and claims expense ratio of 17.9%, underwriting expense ratio of 17.8% and combined ratio of 35.7%, compared to an underwriting loss of $563.4 million, net claims and claims expense ratio of 188.0%, underwriting expense ratio of 15.3% and combined ratio of 203.3%, in 2005. Our 2006 accident year net claims and claim expenses of $117.5 million were $969.6 million lower than 2005, primarily as a result of $938.9 million in net claims and claim expenses in 2005 related hurricanes Katrina, Rita and Wilma, that did not recur. In addition, 2005 was also impacted by several other large natural catastrophes including hurricanes Dennis and Emily, European windstorm Erwin, as well as flooding in several European cities. In 2004, we incurred a $60.3 million underwriting loss and recorded a net claims and claims expense ratio of 94.7%, underwriting expense ratio of 15.8% and combined ratio of 110.5%. In 2004, hurricanes Charley, Frances, Ivan and Jeanne resulted in $581.8 million of net claims and claim expenses.

In 2006, we experienced $13.9 million of adverse development on prior year reserves, which increased our calendar year net claims and claims expenses ratio by 1.9 percentage points. The adverse development in our catastrophe reinsurance unit was principally driven by an increase in our estimate of ultimate losses for a U.K. industrial property loss. This loss occurred at the end of 2005 and both the estimate of insured industry losses for the event and our estimate of our client’s losses from this event increased in 2006. In 2005, we experienced $61.8 million of favorable development which improved our calendar year net claims and claims expenses ratio by 11.3 percentage points, principally as a result of our 2005 reserve review discussed above. In 2004, we experienced $67.3 million of favorable development which improved our calendar year loss ratio by 11.6 percentage points, principally as a result of re-estimation of our ultimate losses associated with six large catastrophe events and reduction in reserves from numerous smaller prior year catastrophe events.

Specialty

Specialty overview

Year ended December 31,	2006	2005	2004
(in thousands)
Specialty gross premiums written
Renaissance	$198,111	$402,207	$351,261
DaVinci	23,938	25,195	31,625
Total specialty gross premiums written (1)	$222,049	$427,402	$382,886
Net premiums written	$222,049	$427,402	$382,886
Net premiums earned	238,240	402,068	368,478
Net claims and claim expenses incurred	16,577	227,255	200,651
Acquisition expenses	32,388	45,143	44,950
Operational expenses	25,041	27,776	16,195
Underwriting income	$164,234	$101,894	$106,682
Net claims and claim expenses incurred − current accident year	$155,758	$396,840	$247,226
Net claims and claim expenses incurred − prior accident years	(139,181)	(169,585)	(46,575)
Net claims and claim expenses incurred − total	$16,577	$227,255	$200,651
Net claims and claim expense ratio − current accident year	65.4%	98.7%	67.1%
Net claims and claim expense ratio − prior accident years	(58.4%)	(42.2%)	(12.7%)
Net claims and claim expense ratio − calendar year	7.0%	56.5%	54.4%
Underwriting expense ratio	24.1%	18.1%	16.6%
Combined ratio	31.1%	74.6%	71.0%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Specialty unit of $2.3 million, $1.7 million and $nil for the years ended December 31, 2006, 2005 and 2004, respectively.

Specialty Reinsurance Gross Premiums Written   –   Our specialty reinsurance gross premiums written decreased by $205.4 million to $222.0 million in 2006, due to several factors including the non-renewal of contracts due to clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. In addition, our 2006 specialty reinsurance gross premiums written were negatively impacted by $28.3 million of return premium on contracts that were commuted in 2006 which resulted in a corresponding decrease in gross premiums written. The increase in our specialty reinsurance gross premiums written for 2005 was primarily attributable to premiums written due to the large catastrophes occurring during that year. This loss related premium, which primarily includes reinstatement premiums written as a result of large catastrophes, totaled $38.4 million in 2005. Excluding this premium, which in the absence of similar large catastrophes we would not expect to recur, our specialty reinsurance gross premiums written were relatively flat in 2005 when compared to 2004.

Specialty Reinsurance Underwriting Results   –   Our specialty reinsurance unit experienced improved underwriting performance in 2006 with underwriting income of $164.2 million, a net claims and claim expense ratio of 7.0%, underwriting expense ratio of 24.1% and combined ratio of 31.1%, compared to $101.9 million of underwriting income, a net claims and claim expense ratio of 56.5%, underwriting expense ratio of 18.1% and combined ratio of 74.6%, in 2005. The improvement was due to a lower level of loss activity in the 2006 accident year compared with 2005. Our accident year specialty net claims and claims expense ratio was 65.4%, 98.7% and 67.1% in 2006, 2005 and 2004, respectively. The increase in 2005 was driven by losses associated with the 2005 large hurricanes.

Our specialty reinsurance unit has experienced favorable development on prior year reserves of $139.2 million, $169.6 million and $46.6 million, in 2006, 2005 and 2004, respectively. The reductions in our prior year reserves in 2006 was principally driven by the application of our formulaic reserving methodology used for this book of business with the decrease being due to actual paid and reported loss activity coming in better than what we anticipated when setting the initial reserve estimates. In addition, within our specialty reinsurance unit $46.0 million of the favorable development was driven by a reduction in carried reserves due to commutations. In 2005, we completed a review of our specialty reinsurance reserves. As a result of this review, we reduced prior year reserves for our specialty reinsurance unit by $129.9 million, which reduced our 2005 net claims and claim expense ratio by 32.3 percentage points. After adjusting for the impact of minority interest, our 2005 net loss was reduced by $117.6 million as a result of the specialty reinsurance reserve review. The 2005 reserve review changes for our specialty reinsurance business were principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience. We cannot provide assurance that favorable reserve releases will continue, or that we will not experience unfavorable reserve development in the future.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts include insurance contracts and quota share reinsurance with respect to risks including: 1) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products, and multi-peril crop insurance; 2) commercial property, which principally includes catastrophe-exposed commercial property products; and 3) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage. We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington, Stonington Lloyds and Lantana.

Below is a summary of the underwriting results and ratios for the years ended December 31, 2006, 2005 and 2004 for our Individual Risk segment:

Individual Risk segment overview

Year ended December 31,	2006	2005	2004
(in thousands)
Gross premiums written	$689,392	$651,430	$478,092
Net premiums written	$490,517	$519,277	$418,341
Net premiums earned	$557,760	$455,320	$393,700
Net claims and claim expenses incurred	298,178	383,012	350,289
Acquisition expenses	165,373	144,831	127,785
Operational expenses	37,181	22,316	21,378
Underwriting income (loss)	$57,028	$(94,839)	$(105,752)
Net claims and claim expenses incurred − current accident year	$309,502	$393,137	$376,723
Net claims and claim expenses incurred − prior accident years	(11,324)	(10,125)	(26,434)
Net claims and claim expenses incurred − total	$298,178	$383,012	$350,289
Net claims and claim expense ratio − current accident year	55.5%	86.3%	95.7%
Net claims and claim expense ratio − prior accident years	(2.0%)	(2.2%)	(6.7%)
Net claims and claim expense ratio − calendar year	53.5%	84.1%	89.0%
Underwriting expense ratio	36.3%	36.7%	37.9%
Combined ratio	89.8%	120.8%	126.9%

Individual Risk Gross Premiums Written   –   The following table shows our Individual Risk gross premiums written by major type of business for the years ended December 31, 2006, 2005 and 2004:

Individual Risk segment gross premiums written

Year ended December 31,	2006		2005		2004
(in thousands)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Individual Risk gross premiums written
Commercial multi-line	$358,987	52.1%	$316,553	48.6%	$213,591	44.7%
Commerical property	226,205	32.8	123,236	18.9	118,975	24.9
Personal lines property	104,200	15.1	211,641	32.5	145,526	30.4
Total Individual Risk gross premiums written	$689,392	100.0%	$651,430	100.0%	$478,092	100.0%

Our Individual Risk gross premiums written increased by $38.0 million to $689.4 million in 2006, compared to 2005. This increase was principally a result of an increase in our commercial property and commercial multi-line business of $103.0 million and $42.4 million, respectively, offset by a decrease in our personal lines property business of $107.4 million. We elected during 2006 to reduce our Individual Risk quota share personal lines property capacity and redeployed this capacity to property catastrophe excess of loss reinsurance within our Reinsurance segment, where we found the pricing and terms more attractive. Our Individual Risk gross premiums written increased by

$173.3 million to $651.4 million in 2005, compared to 2004. This increase was principally a result of an increase in our commercial multi-line business and personal lines property business of $103.0 million and $66.1 million, respectively. The increases in gross premiums written in 2006 and 2005 were principally a result of an increase in business produced through our program managers. Business produced through this distribution source has increased from 36.6% of our Individual Risk gross premiums written in 2004 to 52.7% in 2005 and 63.2% in 2006.

Ceded Premiums Written

Year ended December 31,	2006	2005	2004
(in thousands)
Ceded premiums written – Individual Risk segment (1)	$198,875	$132,153	$59,751

(1)	Includes $66.9 million, $45.3 million and $18.8 million of premium ceded to our Reinsurance segment in 2006, 2005 and 2004, respectively.

We purchase reinsurance to reduce our exposure to large losses and to help manage our portfolio of risks. The increase in ceded premiums written in 2006 compared with 2005 is principally due to higher pricing for property catastrophe excess of loss reinsurance for the Individual Risk segment’s ceded reinsurance program and the purchase of reinsurance for a U.S. program relationship that terminated in 2006. Included in ceded premiums written in 2005 and 2004 is $34.4 million and $8.3 million of ceded reinstatement premiums written attributable to the 2005 and 2004 hurricanes, respectively.

Individual Risk Segment Underwriting Results   –   For the year, the Company’s Individual Risk segment generated $57.0 million of underwriting income and recorded a net claims and claim expense ratio of 53.5%, an expense ratio of 36.3% and combined ratio of 89.8%, compared to an underwriting loss of $94.8 million, a net claims and claim expense ratio of 84.1%, an expense ratio of 36.7% and combined ratio of 120.8%, in 2005. In 2006, the Individual Risk net claims and claim expense ratio was positively impacted by the absence of large losses as a result of minimal catastrophe activity. In 2005, our Individual Risk net claims and claim expense ratio was negatively impacted by hurricanes Katrina, Rita and Wilma which resulted in $103.5 million of net claims and claim expenses and added 22.7 percentage points to the Individual Risk net claims and claim expense ratio. In addition, the Individual Risk segment recorded an additional $34.4 million of ceded earned premium attributable to the 2005 hurricanes, which negatively impacted the Individual Risk net claims and claim expense ratio by 6.0 percentage points and the expense ratio by 2.6 percentage points.

In 2004, the Individual Risk segment incurred an underwriting loss of $105.8 million and recorded a net claims and claim expense ratio of 89.0%, an expense ratio of 37.9% and combined ratio of 126.9%. The 2004 Individual Risk underwriting results were impacted by the 2004 large hurricanes which resulted in $143.7 million of net claims and claim expenses which added 36.5 percentage points to the net claims and claims expense ratio. In addition, the 2004 hurricanes generated an additional $8.3 million of ceded earned premium, which negatively impacted the Individual Risk net claims and claim expense ratio by 1.9 percentage points and the expense ratio by 0.8 percentage points.

Our Individual Risk segment purchases catastrophe excess of loss reinsurance from our Reinsurance segment operating subsidiaries, namely Renaissance Reinsurance and DaVinci. Included in our Individual Risk underwriting result is $64.6 million, $44.3 million and $18.8 million of ceded premiums to the Reinsurance segment in 2006, 2005 and 2004, respectively. Also included in our Individual Risk underwriting result are ceded losses to our Reinsurance segment of $8.6 million, $104.9 million and $80.0 million in 2006, 2005 and 2004, respectively. Our Individual Risk segment underwriting result incurred an expense of $56.0 million in 2006 and generated a benefit of $60.6 million and $61.2 million in 2005 and 2004, respectively, as a result of this reinsurance. There was a corresponding opposite effect on our Reinsurance segment underwriting results as a result of this reinsurance. We believe the terms of such cessions are on an arm’s length basis.

Also impacting the underwriting result in 2006, 2005 and 2004, were reductions of prior years’ estimated ultimate net claims reserves of $11.3 million, $10.1 million and $26.4 million, respectively.

The reduction in prior years’ estimated ultimate net claims reserves was principally driven by the application of our formulaic reserving methodology used for the Individual Risk book of business and is primarily due to actual paid and reported loss activity being better than what we had anticipated when estimating the initial ultimate claims and claims expense ratios and the initial loss reporting patterns. The favorable development in 2005 includes a $1.1 million reduction of prior years’ reserves as a result of the 2005 reserve review. We can not provide assurance that favorable reserve releases will continue, or that we will not experience unfavorable reserve development in the future.

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
(in thousands)
2004 hurricanes net negative financial statement impact	36.5%	$143,708	$14,595	$158,303

(1)	Other primarily consists of assumed and ceded earned reinstatement premiums and lost profit commissions.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of costs to acquire premiums and are comprised of fees and expenses paid to: 1) program managers, who source primary insurance premiums for us through specialized programs; 2) primary insurers, for whom we write quota share reinsurance; and 3) broker commissions and excise taxes paid to brokers, who source insurance for us on a risk-by-risk basis. Acquisition expenses are driven by contract terms and are generally determined based on a set percentage of premiums. Acquisition expenses as a percentage of net premiums earned have remained relatively consistent at 29.6%, 31.8% and 32.5% in 2006, 2005 and 2004, respectively. Operating expenses consist of compensation and other general and administrative expenses. Our Individual Risk business operates with a limited number of employees and, accordingly, we outsource much of the administration of our Individual Risk business to program managers and third-party administrators. Operating expenses in our Individual Risk segment increased by $14.9 million to $37.2 million in 2006 compared to $22.3 million in 2005, principally due to the growth in our business over the last several years which has resulted in an increase in operating expenses such as compensation, office expenses and related costs as well as an increase in allocated operating expenses.

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,	2006	2005	2004
(in thousands)
Fixed maturities	$158,516	$127,001	$109,285
Short term investments	92,818	34,831	11,156
Other investments	65,668	59,260	46,908
Cash and cash equivalents	8,552	2,477	838
Dividends on equity investments in reinsurance company	317	1,267	1,267
	325,871	224,836	169,454
Investment expenses	7,765	7,584	6,732
Net investment income	$318,106	$217,252	$162,722

Net investment income increased by $100.9 million to $318.1 million in 2006, compared to 2005. The increase in net investment income in 2006 was a result of both higher investment returns and an increased level of average invested assets in 2006, compared to 2005. The increase in invested assets is due to the positive cash flow from our operating and financing activities which we generated in 2006 and which we deployed into our invested assets, principally short term investments. Our other investments, which include hedge funds, private equity funds and other alternative investments, generated $65.7 million of net investment income in 2006 compared to $59.3 million in 2005. These investments are carried at fair value, with interest, dividend income and realized and unrealized gains (losses) included in net investment income.

The increase in net investment income in 2005 compared to 2004 was a result of both higher investment returns and an increased level of invested assets in 2005 compared to 2004. The increase in average invested assets is due to the positive cash flow from our operating and financing activities which we generated in 2005 and which we deployed into our invested assets, principally short term investments. Other investments generated $59.3 million of net investment income in 2005, compared to $46.9 million in 2004.

Equity in Earnings of Other Ventures

Year ended December 31,	2006	2005	2004
(in thousands)
Channel Re	$19,097	$15,388	$9,831
Top Layer Re	12,703	12,524	17,340
Starbound	2,126	—	—
Tower Hill	602	347	—
Other	—	—	3,910
Total equity in earnings of other ventures	$34,528	$28,259	$31,081

Equity in earnings of other ventures represents our pro-rata share of the net income from our investments in Channel Re, Top Layer Re, Starbound and Tower Hill for 2006. The $6.3 million increase in equity in earning of other ventures in 2006 is primarily due to the inclusion of Starbound, which added $2.1 million of equity in earnings of other ventures, and improved profitability of Channel Re which added an additional $3.7 million of equity in earnings of other ventures in 2006.

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

Other (Loss) Income

Year ended December 31,	2006	2005	2004
(in thousands)
Fee income	$8,072	$6,200	$6,765
Other items	(11,989)	3,266	12,138
Total other (loss) income	$(3,917)	$9,466	$18,903

In 2006, fee income increased by $1.9 million to $8.1 million from $6.2 million in 2005. In 2005, fee income decreased $0.6 million from $6.8 million in 2004. Fee income primarily consists of management fees related to services we provide to Platinum. Our current management fee arrangement with Platinum is scheduled to expire in September 2007.

Other items, which principally include income or losses on assumed and ceded reinsurance contracts accounted for as derivatives or deposits under GAAP, the mark-to-market on our warrant to purchase shares of Platinum stock, and the mark-to-market on credit, energy and weather-related derivatives trading, generated a loss of $12.0 million, income of $3.3 million and income of $12.1 million in 2006, 2005 and 2004, respectively. Included in other items in 2006 was a loss of $7.0 million (2005 – a gain of $0.2 million) related to assumed and ceded reinsurance contracts that are classified as derivatives and deposit contracts under GAAP and $4.7 million (2005 – losses of $2.1 million) and $2.2 million (2005 – $0.4 million) in losses related to our business unit that focuses on weather-related consulting and weather and energy related trading activities, respectively. Other items in 2004 was driven by the recording of $27.4 million of cumulative unrealized gains on the Platinum warrant in our consolidated statement of operations in the fourth quarter of 2004 for the first time as the result of the expiration of a lockup provision, in accordance with GAAP. This was partially offset by $2.7 million in 2005 and $12.5 million in 2004 of losses recognized by us from short positions in credit derivatives generally used to hedge potential credit-related exposures of the Company.

Net Realized (Losses) Gains on Investments

Year ended December 31,	2006	2005	2004
(in thousands)
Gross realized gains	$21,034	$87,361	$78,271
Gross realized losses, other than temporary impairments	(46,401)	(33,209)	(1,200)
Gross realized losses, other	(9,097)	(61,114)	(53,629)
Net realized (losses) gains on investments	$(34,464)	$(6,962)	$23,442

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized gains from the turnover of our investment portfolio, and as interest rates rise, we will tend to have realized losses from the turnover of our investment portfolio.

During 2006, our $34.5 million of net realized losses on investments includes $46.4 million of other than temporary impairment charges. The increase in other than temporary impairment charges in 2006 was a result of a rising interest rate environment during the year which resulted in unrealized losses on our fixed maturity securities, prior to the recognition of other than temporary impairment losses on such securities. Credit related impairment losses totaled $0.1 million in 2006.

The $7.0 million net realized loss on investments in 2005 includes $33.2 million in other than temporary impairment charges compared to $1.2 million in 2004. The increase in other than temporary impairment charges in 2005 was a result of a rising interest rate environment during the year which resulted in unrealized losses on our fixed maturity securities, prior to the recognition of other than temporary impairment losses on such securities. Credit related impairment charges in our fixed maturity investments available for sale were $0.5 million and $0.1 million in 2005 and 2004, respectively.

Corporate Expenses

Year ended December 31,	2006	2005	2004
(in thousands)
Other corporate expenses	$19,091	$18,743	$17,609
Internal reivew and external investigation related expenses	5,327	39,739	—
Accelerated vesting of equity compensation	—	13,331	—
Total corporate expenses	$24,418	$71,813	$17,609

Corporate expenses include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company. The $47.4 million decrease in corporate expenses to $24.4 million in 2006 is primarily due to a reduction in certain professional fees and costs related to the internal review and ongoing investigations into the Company and certain of its present and former officers by governmental authorities. These costs totaled $5.3 million in 2006 compared to $39.7 million in 2005. Also included in the 2005 corporate expense line is $13.3 million of compensation expense due to the accelerated vesting of our former Chairman and Chief Executive Officer’s equity grants upon his departure from the Company in the fourth quarter of 2005.

Interest, Capital Securities and Preferred Share Dividends

Year ended December 31,	2006	2005	2004
(in thousands)
Interest – revolving credit facilities	$13,714	$4,616	$2,366
Interest – $150 million 7.0% Senior Notes	10,500	10,500	10,500
Interest – $100 million 5.875% Senior Notes	5,875	5,875	5,875
Interest – $103.1 million subordinated obligation to Capital Trust	7,227	7,227	7,227
Other	286	—	—
Total interest expense	37,602	28,218	25,968
Dividends – $150 million 8.10% Series A Preference Shares	12,150	12,150	12,150
Dividends – $100 million 7.30% Series B Preference Shares	7,300	7,300	7,300
Dividends – $250 million 6.08% Series C Preference Shares	15,200	15,200	11,684
Dividends – $300 million 6.60% Series D Preference Shares	825	—	—
Total dividend expense	35,475	34,650	31,134
Total interest and Capital Securities and preferred share dividends	$73,077	$62,868	$57,102

During 2006, our interest payments increased primarily as a result of $150.0 million outstanding under our $500.0 million revolving line credit facility for a portion of the year, combined with the drawdown of $60.0 million and $40.0 million in April 2006 and December 2006, respectively, on the revolving credit facility of one of our operating subsidiaries, DaVinciRe. In addition, interest on these facilities is based on a variable base rate which increased in 2006, compared to 2005. Preferred dividends increased by $0.8 million due to the issuance of $300.0 million of Series D Preference Shares in December 2006. Subsequent to December 31, 2006, we redeemed our Series A Preference Shares and we intend to redeem our $103.1 million subordinated obligation to the Capital Trust as of our announced March 1, 2007 redemption date.

Our interest payments and preferred dividends increased during 2005, primarily as a result of higher interest rates, a drawdown in December 2005 of $150.0 million on our $500.0 million revolving credit facility, and dividends having been paid for the entire year on the $250.0 million of 6.08% Series C Preference Shares, which were issued in March 2004.

Minority Interest – DaVinciRe

Year ended December 31,	2006	2005	2004
(in thousands)
Minority interest – DaVinciRe	$(144,159)	$156,449	$41,420

In October 2001, we formed DaVinciRe and DaVinci with other equity investors. The Company owns a minority economic interest in DaVinciRe; however, because the Company controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. Minority interest represents the portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2006, 2005 and 2004. In 2006, DaVinciRe generated net income which resulted in a minority interest expense to the Company. In 2005 and 2004, DaVinciRe suffered losses which resulted in minority interest income to the Company. Our economic ownership interest in DaVinciRe at December 31, 2006, 2005 and 2004 was approximately 20.5%, 19.7% and 25.3%.

Income Tax Expense

Year ended December 31,	2006	2005	2004
(in thousands)
Income tax expense	$935	$—	$4,003

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.  In 2006, we generated taxable income in our U.S. tax-paying subsidiaries which was offset by utilization of a net operating loss carryforward. Due to a history of losses in our U.S. subsidiaries we continue to maintain a valuation allowance equal to 100% of our net deferred tax asset. The income tax expense in 2006 primarily relates to alternative minimum taxes incurred by our U.S. subsidiaries. During 2004, our U.S. tax-paying subsidiaries did not generate taxable income and, accordingly, we recorded a valuation allowance against the remaining net deferred tax asset of $4.0 million.

We currently plan to continue to increase the amount of business written by our U.S. tax-paying insurance subsidiaries.  If, as a result, our U.S. operations begin to generate taxable income over a sustained period of time, the appropriateness of the valuation allowance will continue to be reassessed, and, at such time that we believe it is more likely than not that we will generate taxable income and therefore be able to recover all or a portion of our net deferred tax asset, we will reduce the valuation allowance in the period in which we make such determination. There will be a corresponding increase in net income at such time, which may be material to the period in which such determination is made.  As of December 31, 2006, the valuation allowance against our net deferred tax asset was $28.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and capital securities and to make dividend payments to our preference and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At December 31, 2006, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.1 billion (2005 – $2.4 billion), and the amount of capital and surplus required to be maintained was $597.9 million (2005 – $573.0 million). During 2006, Renaissance Reinsurance, DaVinci and Glencoe declared aggregate cash dividends of $349.1 million, $nil and $nil, respectively, compared with $337.8 million, $5.0 million and $nil, respectively, in 2005. Because of an accumulated deficit in earned surplus from prior operations, Glencoe is not currently permitted to pay ordinary dividends without BMA approval.

Our principal U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. At December 31, 2006, the statutory capital and surplus of Stonington was $93.8 million (2005 – $56.5 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without commissioner approval.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500.0 million revolving credit facility to meet additional liquidity and capital requirements. At December 31, 2006, we have not drawn against this revolving credit facility.

Cash Flows

Cash flows from operating activities for 2006 were $813.3 million, which principally consisted of our net income of $797.1 million (prior to dividends on preference shares), a $144.2 million increase in the minority interest in the undistributed net income of DaVinciRe and an increase in reinsurance balances payable of $102.8 million, offset by decreases to net reserves for claims and claim expenses of $145.1 million, an increase in ceded reinsurance balances receivable of $76.8 million, and an increase in premiums receivable of $56.0 million. Our 2006 cash flows from operations were primarily used to increase our short term investments.

We have generated cash flows from operations over the three year period 2004-2006 significantly in excess of our operating commitments. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at December 31, 2006, it is likely that we will experience a significant amount of paid claims in 2007 which could result in us having reduced or negative cash flows from operations.

Reserves for Claims and Claim Expenses

We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (‘‘case reserves’’), adding the costs for additional case reserves (‘‘additional case reserves’’) which represent our estimates for claims previously reported to us which we believe may not be adequately reserved as of that date, and adding estimates for the anticipated cost of claims incurred but not yet reported to us (‘‘IBNR’’).

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2006 and 2005:

At December 31, 2006	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property catastrophe reinsurance	$366,337	$282,544	$226,579	$875,460
Specialty reinsurance	104,010	77,315	412,466	593,791
Total Reinsurance	470,347	359,859	639,045	1,469,251
Individual Risk	272,119	15,611	341,174	628,904
Total	$742,466	$375,470	$980,219	$2,098,155
At December 31, 2005
(in thousands)
Property catastrophe reinsurance	$544,750	$576,992	$207,087	$1,328,829
Specialty reinsurance	180,868	95,312	414,445	690,625
Total Reinsurance	725,618	672,304	621,532	2,019,454
Individual Risk	194,016	—	401,081	595,097
Total	$919,634	$672,304	$1,022,613	$2,614,551

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2006, 2005 and 2004, changes to prior year estimated claims reserves increased our net income by $136.6 million, reduced our net loss by $241.5 million and increased our net income by $140.3 million, respectively.

A 10% change to our reserves at December 31, 2006 would equate to a $209.8 million adjustment to net claims and claim expenses incurred, which represents 27.5% of our net income available to common shareholders for the year ended December 31, 2006, and 6.4% of shareholders’ equity at December 31, 2006. During 2007, we intend to develop an analytical approach to quantifying reasonably likely changes to the variability of our key reserving assumptions embedded in our reserving estimation techniques. We will include the results of this analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for the Company’s ultimate settlement and administration costs for claims and claim expenses. We do not calculate a range of estimates. We use this point estimate, along with paid claims and case reserves, to record our best estimate of additional case reserves and IBNR in our financial statements. Under GAAP, we are not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss.

Our claims and claim expense reserves are reviewed annually by an independent actuarial firm. The actuarial firm performs this work for the purpose of issuing an actuarial opinion on the reasonableness of the claims and claim expense reserves for each of the Company’s insurance subsidiaries. The actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its conclusions with management and presents its findings to the Audit Committee of the Board of Directors of the Company. Although we do not explicitly rely on the work performed by the actuarial firm for estimating our reserves for claims and claim expenses, we compare our recorded claims and claim expense reserves to those estimated by the actuarial firm to determine whether our estimates are within the actuarial firm’s reasonable range of estimates. To date, our estimates of claims and claim expense reserves have been within the actuarial firm’s reasonable range of estimates.

Reserving for our reinsurance claims involves other uncertainties, such as the dependence on information from ceding companies, which among other matters, includes the time lag inherent in reporting information from the primary insurer to us or to our ceding companies and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of paid claims and case reserves. We sometimes also receive an estimate or provision for IBNR. This information is often updated and adjusted from time to time during the loss settlement period as new data or facts in respect of initial claims, client accounts, industry or event trends may be reported or emerge in addition to changes in applicable statutory and case laws.

During 2005, we incurred significant losses from hurricanes Katrina, Rita and Wilma. Our estimates of these losses are based on factors including currently available information derived from claims information from our clients and brokers, industry assessments of losses from the events, proprietary models and the terms and conditions of our contracts. In particular, due to the size and unusual complexity of certain legal and claims issues, particularly but not exclusively relating to hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, our loss estimates. Our actual losses from these events will likely vary, perhaps materially, from our current estimates due to the inherent uncertainties in reserving for such losses, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, and complex coverage and other legal issues.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Our reserving techniques, assumptions and processes differ between our Reinsurance and Individual Risk segments, as well as between our property catastrophe reinsurance and specialty reinsurance businesses within our Reinsurance segment. Refer to our ‘‘Claims and Claim Expense Reserves Critical Accounting Estimates’’ discussion in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

Capital Resources

Our total capital resources at December 31, 2006 and 2005 were as follows:

At December 31,	2006	2005
(in thousands)
Common shareholders’ equity	$2,480,497	$1,753,840
Preference shares (1)	800,000	500,000
Total shareholders’ equity	3,280,497	2,253,840
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to Capital Trust (1)	103,093	103,093
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility – borrowed	200,000	100,000
DaVinciRe revolving credit facility – unborrowed	—	—
Revolving credit facility – borrowed	—	150,000
Revolving credit facility – unborrowed	500,000	350,000
Total capital resources	$4,333,590	$3,206,933

(1)	See below for a discussion of post December 31, 2006 redemption notices that impact our preference shares and subordinated obligation to Capital Trust.

During 2006, our capital resources increased by $1,126.7 million primarily as a result of our net income of $761.6 million, the issuance of $300.0 million in Series D Preference Shares, and by a $100.0 million increase in our DaVinciRe revolving credit facility, offset by dividends paid to our common and preferred shareholders of $60.4 million and $35.5 million, respectively.

In December 2006, we raised $300.0 million through the issuance of 12 million Series D Preference Shares; in March 2004, we raised $250.0 million through the issuance of 10 million Series C Preference Shares; in February 2003, we raised $100.0 million through the issuance of 4 million Series B Preference Shares; and in November 2001, we raised $150.0 million through the issuance of 6 million Series A Preference Shares. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at our option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60%, 6.08% and 7.30%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series D, Series C and Series B Preference Shares prior to December 11, 2011, March 23, 2009 and February 4, 2008, respectively, at $26 per share. On December 15, 2006, we gave redemption notices to the holders of the Series A Preference Shares to redeem such shares for $25 per share. Subsequent to December 31, 2006, we redeemed all of the Series A Preference Shares for $150.0 million plus accrued and unpaid dividends thereon. The preference shares have no stated maturity and are not convertible into any other of our securities.

In January 2003, we issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, we issued $150.0 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at December 31, 2006 and 2005.

Our Capital Trust has issued $100.0 million aggregate liquidation amount of mandatorily redeemable capital securities (‘‘Capital Securities’’) which pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. During 2006 and 2005, RenaissanceRe did not repurchase any of the Capital Securities. RenaissanceRe has repurchased an aggregate of $15.4 million of the Capital Securities since their issuance in 1997. The sole asset of the Capital Trust consists of our junior subordinated debentures. The indenture relating to these junior subordinated debentures contains certain covenants, including a covenant prohibiting us from the payment of dividends if we are in default under the indenture. We were in compliance with all of the covenants of the indenture at December 31, 2006 and 2005. The Capital Securities mature on March 1, 2027.

On January 25, 2007, the Capital Trust called for redemption all of the outstanding Capital Securities on March 1, 2007, concurrent with the redemption by the Company of the underlying 8.54% junior subordinated debentures held by the Capital Trust. The redemption price for such Series B capital securities is $1,042.70 per security plus accrued and unpaid dividends thereon, up to but excluding, the redemption date. We expect that the redemption of the 84,630 Capital Securities not already owned by the Company will occur on the March 1, 2007 redemption date. We expect the aggregate redemption price, including accrued and unpaid dividends up to, but excluding March 1, 2007, to be approximately $91.9 million, exclusive of securities previously repurchased and held by us.

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. At December 31, 2006, the initial $100.0 million drawn in 2002 remained outstanding. An additional borrowing of $60.0 million was made on April 5, 2006 and the remaining $40.0 million was drawn on December 28, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.8% during 2006 (2005 – 4.1%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At December 31, 2006 and 2005, DaVinciRe was in compliance with the covenants under this agreement.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures are required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary RIHL. Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. In April 2006, the reimbursement agreement was amended to, among other things, (i) extend the term of the agreement to April 27, 2007; (ii) change the total commitment thereunder from

$1.75 billion to $1.7 billion; and (iii) provide for the potential increase of the total commitment to up to $2.0 billion if certain conditions are met. Effective June 30, 2006, the total commitment was increased to $1.725 billion with the addition of a new bank to the lending group. At February 12, 2007, we had $1.149 billion of letters of credit with effective dates on or before December 31, 2006 outstanding under the facility and total letters of credit outstanding under all facilities of $1.187 billion.

Our subsidiary, Stonington, has provided a letter of credit in the amount of $30.7 million to one counterparty which is secured by cash and eligible marketable securities. In connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. On December 2, 2005, $150.0 million was drawn under this facility, of which $nil remained outstanding at December 31, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.4% during the period from the initial draw down in December 2005 through September 2006 when the outstanding balance was repaid. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

In the fourth quarter of 2005 our consolidated joint venture, DaVinciRe, raised $320.6 million of equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. In conjunction with the transaction, we modified the DaVinciRe shareholders agreement and provided new and existing shareholders with new rights. The second amended and restated shareholders agreement provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held. Any share repurchases are subject to certain limitations such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, commencing March 1, 2007, if they desire to have DaVinciRe repurchase shares. The repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years.

Effective January 1, 2006, the Company purchased the shares of one of DaVinciRe’s original shareholders for $15.4 million, subject to a true-up for development on outstanding loss reserves after the settlement of all claims relating to the applicable years; thereby increasing our economic ownership to 22.3%. In addition, on February 1, 2006, DaVinciRe raised an additional $53.9 million of equity capital. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position. Our economic ownership interest in DaVinciRe was 20.5% at December 31, 2006 compared to 19.7% at December 31, 2005.

Credit Ratings

In December 2006, A.M. Best affirmed the financial strength ratings (‘‘FSR’’) of ‘‘A’’ (Excellent) and upgraded the issuer credit ratings (‘‘ICR’’) to ‘‘a+’’ from ‘‘a’’ of Renaissance Reinsurance and Renaissance Europe. Concurrently, A.M. Best upgraded the ICR to ‘‘bbb+’’ from ‘‘bbb’’, the debt ratings on senior notes to ‘‘bbb+’’ from ‘‘bbb’’ and preferred stock to ‘‘bbb−’’ from ‘‘bb+’’of RenaissanceRe. A.M. Best also upgraded the indicative debt ratings for securities available under shelf registration for RenaissanceRe for senior notes to ‘‘bbb+’’from ‘‘bbb’’, subordinated notes to ‘‘bbb’’ from ‘‘bbb−’’ and preferred stock to ‘‘bbb−’’ from ‘‘bb+’’. In addition, A.M. Best assigned an indicative debt rating of ‘‘bbb−’’ to the Series D Preference Shares issued by RenaissanceRe in December 2006. The outlook for all ratings has been revised to positive from stable.

In October 2006, A.M. Best affirmed the FSR of ‘‘A’’ (Excellent) and the ICR of ‘‘a’’ for DaVinci. They also affirmed the FSR of ‘‘A−’’ (Excellent) and ICR of ‘‘a−’’ for the operating subsidiaries of the Glencoe Group.

While the ratings of Renaissance Reinsurance remain among the highest in our business, adverse ratings actions could have a negative effect on our ability to fully realize current or future market opportunities. Moreover, if our ratings are reduced from their current levels by A.M. Best, Moody’s or Standard & Poor’s, we believe our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings. We can not give any assurance regarding whether or to what extent the rating agencies may downgrade our ratings. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a further downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the financial condition or future operations, but such effect potentially could be material. To date we are not aware that we have experienced such a cancellation.

Shareholders’ Equity

Shareholders’ equity increased by $1.0 billion to $3.3 billion at December 31, 2006, from $2.3 billion at December 31, 2005. The significant components of the change in shareholders’ equity included our net income available to common shareholders of $761.6 million, an increase in accumulated other comprehensive income of $20.5 million, and partially offset by dividends to our common shareholders of $60.4 million. In addition, as discussed above in ‘‘Capital Resources’’ we raised an additional $300.0 million in capital through the issuance of Series D Preference Shares. Subsequent to December 31, 2006, we redeemed all of our Series A Preference Shares for $150.0 million plus accrued and unpaid dividends, and as a result our shareholders’ equity has decreased by $150.0 million.

In the future, we may return capital to our shareholders through share repurchases. In August 2003, the Board authorized a share repurchase program of $150.0 million. This amount includes the remaining amounts available under prior authorizations. During 2006, $nil (2005 – $0.7 million) of shares were repurchased under this program. In the future, we may purchase shares under our current authorization, or increase the size of our repurchase program. Any such determination will be subject to market conditions and other factors.

Investments

The table below shows our portfolio of invested assets:

At December 31,	2006	2005
(in thousands)
Fixed maturity investments available for sale, at fair value	$3,111,930	$2,872,294
Short term investments, at cost	2,410,971	1,653,618
Other investments, at fair value	592,829	586,467
Total managed investment portfolio	6,115,730	5,112,379
Investments in other ventures, under equity method	227,075	178,774
Total investments	$6,342,805	$5,291,153

At December 31, 2006, we held investments totaling $6.3 billion, compared to $5.3 billion at December 31, 2005, with net unrealized appreciation included in accumulated other comprehensive income of $25.2 million at December 31, 2006, compared to $4.8 million at December 31, 2005. Our investment guidelines, which are approved by our Board, stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The large majority of our investments consist of highly rated fixed income securities. We also have an allocation to other investments, including hedge funds, private equity partnerships and other investments. At December 31, 2006, these other investments totaled $592.8 million or 9.3% (2005 – $586.5 million or 11.1%) of our total investments.

At December 31, 2006, our fixed maturities available for sale and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2005 – AA). At December 31, 2006, our average yield to maturity on our fixed maturity investments available for sale and our short term investment portfolio was 5.3% (2005 – 4.6%), before investment expenses. At December 31, 2006, our non-investment grade fixed maturity investments available for sale totaled $77.9 million or 2.5% of our fixed maturity investments available for sale, and at December 31, 2005 our non-investment grade fixed maturity investments available for sale totaled $70.1 million or 2.4% of our total fixed maturity investments available for sale. In addition, within our other investments category we have several funds that invest in non-investment grade fixed income securities. At December 31, 2006, the funds that invest in non-investment grade fixed income securities totaled $113.3 million compared to $141.3 million at December 31, 2005.

We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at cost which approximates fair value. As of December 31, 2006, we had $2,411.0 million of short term investments compared to $1,653.6 million as of December 31, 2005.

Our target benchmark portfolio for our fixed maturities and short term investments currently has a 3 year duration. Our duration at December 31, 2006 was 1.3 years (2005 – 1.4 years), reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk associated with longer duration. From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.

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

prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us more quickly than we might have originally anticipated. When we receive these prepayments, our opportunities to reinvest these proceeds back into the investment markets will likely be at reduced interest rates. Conversely, when interest rates increase, consumers will generally make fewer prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us less quickly than we might have originally anticipated. This will increase the duration of our portfolio, which is disadvantageous to us in a rising interest rate environment.

•	Our investments in mortgage-backed securities are also subject to default risk. This risk is due in part to defaults on the underlying securitized mortgages, which would decrease the market value of the investment and be disadvantageous to us.

•	Our investments in debt securities of other corporations are exposed to losses from insolvencies of these corporations, and our investment portfolio can also deteriorate based on reduced credit quality of these corporations.

•	Our investments in asset-backed securities are subject to prepayment risks, as noted above, and to the structural risks of these securities. The structural risks primarily emanate from the priority of each security in the issuer’s overall capital structure.

•	Within our other investments category, we have several funds that invest in non-investment grade fixed income securities as well as securities denominated in foreign currencies. These investments expose us to losses from insolvencies and other credit related issues. We are also exposed to fluctuations in foreign exchange rates that may result in realized losses to us if our exposures are not hedged or if our hedging strategies are not effective.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment portfolio available for sale at the dates indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

At December 31,	2006	2005
(in thousands)
Due in less than one year	$508,982	$241,954
Due after one through five years	1,539,509	1,220,387
Due after five through ten years	178,143	175,930
Due after ten years	103,688	84,788
U.S. mortgage-backed securities	397,741	739,053
U.S. asset-backed securities	383,867	410,182
Total	$3,111,930	$2,872,294

The following table summarizes the composition of the fair value of our fixed maturity investments available for sale at the dates indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31,	2006	2005
AAA	72.2%	82.1%
AA	15.4	7.0
A	5.4	4.6
BBB	4.5	3.9
BB	0.9	1.0
B	1.2	1.1
CCC	0.3	0.3
CC	—	—
D	—	—
NR	0.1	—
	100.0%	100.0%

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

Realized gains or losses on the sale of fixed maturity investments are determined using the average cost method and include adjustments to the cost for declines in value that are considered to be other than temporary. The Company routinely assesses whether declines in the fair value of its fixed maturity investments below cost represent impairments that are considered other than temporary. There are several factors that are considered in the assessment of impairment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company’s intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary decline in the fair value of the security, the cost of the security is written down to its fair value and the unrealized loss at the time of the determination is charged to income.

During the year ended December 31, 2006, the Company recorded $46.4 million (2005 – $33.2 million, 2004 – $1.2 million) in other than temporary impairment charges. The significant increase in other than temporary impairment charges in 2006 and 2005 was due to rising interests and our decision to recognize impairment charges for all of our fixed maturity investments available for sale that were in an unrealized loss position as of December 31, 2006 and 2005 as we do not currently have the intent to hold them until they fully recover in value. Credit related impairment charges were $0.1 million, $0.5 million and $0.1 million in 2006, 2005 and 2004, respectively. The Company had no fixed maturity investments which were carried at an unrealized loss as of December 31, 2006 and 2005.

Other Investments

The table below shows our portfolio of other investments:

At December 31,	2006	2005
(in thousands)
Private equity partnerships	$223,245	$167,864
Catastrophe bonds	114,614	—
Senior secured bank loan fund	81,428	76,451
Hedge funds	72,439	214,669
Non-U.S. convertible fund	36,080	28,083
European high yield credit fund	31,919	64,885
Medium term note representing an interest in a pool of European fixed income securities	30,000	30,000
Miscellaneous other investments	3,104	4,515
Total other investments	$592,829	$586,467

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. The fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $65.7 million (2005 – $59.3 million, 2004 – $46.9 million) of which $30.1 million (2005 – $28.8 million, 2004 – $24.4 million) was related to net unrealized gains.

We have committed capital to private equity partnerships of $340.2 million, of which $209.6 million has been contributed at December 31, 2006.

Investments in Other Ventures, under Equity Method

Investments in other ventures, under equity method includes our investment in Channel Re of $160.9 million (2005 – $142.1 million). We invested $119.7 million in 2004, representing a 32.7% ownership interest in Channel Re. Investments in other ventures, under equity method also includes an investment in Top Layer Re of $26.6 million (2005 – $26.3 million) and in Tower Hill of $11.0 million (2005 – $10.3 million). We originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively. The equity in the earnings of Tower Hill and Channel Re are reported one quarter in arrears. Investments in other ventures, under equity method also includes an investment in Starbound of $28.6 million. We initially invested $7.5 million in Starbound in May 2006, and in December 2006, the Company purchased additional shares from existing shareholders of Starbound for consideration of $21.3 million, representing a 17.8% ownership interest at December 31, 2006. In addition, $2.3 million of other intangible assets generated upon the purchase of the additional shares of Starbound are included in other assets. Our investments in other ventures are considered illiquid in nature.

RIHL

Our investments include an interest in RIHL. RIHL was formed to enhance administrative efficiency and take advantage of the increased benefits and reduced costs ordinarily associated with the management of large investment portfolios of different subsidiaries in the same group. In addition, the administrative efficiency afforded by the use of RIHL facilitates the establishment of our collateralized letter of credit facility on advantageous terms that we believe would otherwise not be available. Through RIHL, certain of our operating subsidiaries invest in a diversified portfolio of highly liquid debt securities which are recorded at fair value. RIHL has been assigned a rating of AAAf/S2 by S&P and 100% of the securities held through RIHL have been assigned a rating of AA or higher by S&P.

Net investment income in respect of RIHL includes interest with the amortization of market premiums and discounts and is net of investment management and custody fees. Also included in the investments held through RIHL are short term investments which have a maturity of one year or less when purchased and are carried at cost which approximates fair value. We may redeem our interests in RIHL at the current net asset value no more frequently than monthly. Mellon Bank, NA, provides custodial functions in respect of RIHL, including valuation of the investment assets held through RIHL. Currently, an external investment manager manages the assets held through RIHL, pursuant to written investment guidelines.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures are required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. We maintain a facility which, as of December 31, 2006, makes available to our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed $1.725 billion. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral. At February 12, 2007, we had $1.149 billion of letters of credit with effective dates on or before December 31, 2006 outstanding under our $1.725 billion letter of credit facility and $1.187 billion of total letters of credit outstanding under all facilities.

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

Off Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2006, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

New Accounting Pronouncements

Stock-Based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the twelve months ending December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘FAS 123’’) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The adoption of FAS 123(R) did not have a material impact on the Company.

Prior to adopting FAS 123(R), we accounted for stock-based compensation under the fair value recognition provisions of FAS 123 with effect from January 1, 2003 for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and

Disclosure (‘‘FAS 148’’). Prior to January 1, 2003, we accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations.

In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company’s net income (loss) and earnings (loss) per share for all reported periods had compensation cost been calculated based upon the fair value method recommended in FAS 123:

Year ended December 31,	2006	2005	2004
(in thousands except per share data)
Net income (loss) available (attributable) to common shareholders, as reported	$761,635	$(281,413)	$133,108
add: stock-based employee compensation cost included in
determination of net income (loss)	16,596	30,927	16,982
less: fair value compensation cost under FAS 123	(16,596)	(32,426)	(19,533)
Pro-forma net income (loss) available (attributable) to common shareholders	$761,635	$(282,912)	$130,557
Earnings (loss) per share
Basic – as reported	$10.72	$(3.99)	$1.90
Basic – pro-forma	$10.72	$(4.01)	$1.87
Diluted – as reported (1)	$10.57	$(3.99)	$1.85
Diluted – pro-forma (1)	$10.57	$(4.01)	$1.82

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

Uncertain Tax Positions

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 became effective for us on January 1, 2007 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for our 2007 fiscal year. The adoption of FIN 48 is not expected to have a material impact on our consolidated statements of operations or financial condition.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (‘‘FAS 157’’). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any interim periods. We are currently evaluating the potential impact of FAS 157 on the Company’s statements of operations and financial condition when adopted.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities    (‘‘FAS 159’’). FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  An entity may adopt this standard and elect the fair value option for existing eligible items as of January 1, 2007, provided that the choice to adopt early shall be made after the issuance of this standard, but within 120 days of the beginning of the fiscal year of adoption. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the potential impact of FAS 159 on the Company’s statements of operations and financial condition when adopted.

Current Outlook

We currently anticipate the following developments in our business:

Market conditions

The insurance industry experienced benign catastrophe loss activity in 2006, which was in contrast to 2005, where hurricane Katrina is estimated to have resulted in a record level of insured property losses. There had also been an aggregation of other catastrophic insured losses in 2005, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. These losses followed an active year in 2004 in which there were four major hurricanes that made landfall in Florida. These losses increased perceptions of risk which has resulted in increased demand for, and reduced availability of, catastrophe exposed insurance and reinsurance during 2006. The affected lines include catastrophe reinsurance and catastrophe-exposed homeowners business, and also include other catastrophe exposed lines of business, such as large account commercial property. The increased demand for catastrophe reinsurance products along with improved pricing and policy terms resulted in an increase in new capital within the industry including substantial new company formation, with a significant amount of capital raised to support the affected catastrophe exposed classes of business. With benign catastrophe loss activity in 2006, the competition for catastrophe reinsurance has increased and we currently expect competition to continue to increase in 2007. In addition, we believe that current market dynamics and overall capacity supply and demand levels may unfavorably impact our non-catastrophe lines in 2007.

In January 2007, the State of Florida enacted the Bill, which is new legislation that increases the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida now provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expanded the ability of Citizens, a state-sponsored entity, to compete with private insurance companies, such as ours. While we intend to seek to utilize our strong relationships, record of superior service and financial strength to mitigate the impact of the Bill, because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the Bill may have a disproportionate adverse impact on us compared to other market participants.

Reinsurance segment

For 2007, we are currently projecting an approximate 5% decline in our property catastrophe gross premiums written, compared to our 2006 property catastrophe gross premiums written, net of premium written on behalf of our fully-collateralized joint ventures, Starbound Re and Tim Re and net of premium assumed from our Individual Risk segment. The market for our catastrophe reinsurance products is dynamic and changes in state-sponsored catastrophe funds such as the FHCF noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry, can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. As a consequence, our estimate of catastrophe gross premiums written for 2007 is subject to material change.

In our specialty reinsurance unit, we are projecting our gross premiums written will remain relatively flat compared to our 2006 specialty gross premiums written. In general, our specialty reinsurance premiums are attributable to a relatively small number of relatively large contracts and the amount of specialty premiums can fluctuate significantly between quarters and between years depending upon the number of, and nature of, the transactions which we complete.

Individual Risk segment

We currently expect that our Individual Risk business gross premiums written will be essentially flat for 2007 when compared to 2006. While we are actively pursuing new business opportunities, our disciplined underwriting approach and in depth due diligence process means that growth opportunities within this segment take time. We believe that we may experience increasing competition for attractive new programs in light of current market dynamics.

New business

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

Contractual Obligations

At December 31, 2006	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long term debt obligations (1)
7.0% Senior Notes	$166,167	$10,500	$155,667	$—	$—
5.875% Senior Notes	135,990	5,875	11,750	11,750	106,615
Capital Securities (2)	108,743	108,743	—	—	—
DaVinciRe revolving credit facility (3)	240,767	12,000	24,000	204,767	—
Series A Preference Shares (4)	151,519	151,519	—	—	—
Private equity commitments (5)	129,310	129,310	—	—	—
Lease obligations	49,150	5,542	9,908	8,844	24,856
Obligations under derivative contracts	2,322	1,352	970	—	—
Reserve for claims and claim expenses (6)	2,098,155	739,472	674,612	257,959	426,112
Total contractual obligations	$3,082,123	$1,164,313	$876,907	$483,320	$557,583

(1)	Includes contractual interest and dividend payments.

(2)	On January 25, 2007, the Capital Trust called for the redemption of all our issued and outstanding Capital Securities. The redemption is expected to take place on March 1, 2007.

(3)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2007 through 2011 based upon the current interest rate on the facility.

(4)	On January 15, 2007, we redeemed all of our outstanding Series A Preference Shares, plus accrued dividends.

(5)	Private equity commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(6)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm. This firm has based its estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; equity price risk; credit risk; and energy and weather-related risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, forward contracts and swap agreements, which may be used to assume risks or for hedging purposes.

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

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of 1.3%, which equated to a decrease in market value of approximately $71.8 million on a portfolio valued at $5.523 billion at December 31, 2006. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

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

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. At December 31, 2006, the Company had notional exposure of $6.0 million (2005 – $235.0 million) related to foreign currency forward and option contracts purchased. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During 2006, we incurred a gain of $8.3 million (2005 – loss of $2.3 million), on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. Dollar fixed maturity investments, short term investments and other investments. At December 31, 2006, our combined investment in these non-U.S. dollar investments was $217.9 million (2005 – $193.3 million). To economically hedge our exposure to currency fluctuations from these investments, we have entered into foreign currency forward contracts with notional exposure of $186.7 million (2005 – $189.1 million). In the future, we may choose to increase our exposure to non-U.S. dollar investments. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in other comprehensive income. Realized foreign exchange gains or losses from the sale of our non-U.S. dollar available for sale investments and foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in our statements of operations. During 2006, we recorded a loss of $13.1 million (2005 – gain of $34.0 million) on our foreign currency forward contracts related to our hedging of non-U.S. dollar investments. This was offset by a gain of $19.4 million (2005 – loss of $29.0 million) on the underlying hedged non-U.S. dollar denominated investments, of which $8.7 million of the gain (2005 – $7.7 million of the loss) relates to available for sale securities and was therefore included in other comprehensive income and $10.7 million of the gain (2005 – $21.3 million of the loss) related to our short term and other investments, which was included in net foreign exchange (losses) gains in our consolidated statements of operations.

Equity Price Risk

We are exposed to equity price risk principally due to our investment in a warrant to purchase additional common shares of Platinum, which we carry on our balance sheet at fair value. The risk is the potential for loss in fair value resulting from adverse changes in the price of Platinum’s common stock. The aggregate fair value of this investment in Platinum was $25.0 million at December 31, 2006. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $6.2 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the warrant would be recorded in other income. We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; and 2) private equity partnerships whose exit strategies often depend on the equity markets. Such investments totaled $295.7 million at December 31, 2006 (2005 – $382.5 million). A hypothetical 10 percent decline in the prices of these hedge funds and private equity partnerships, holding all other factors constant, would have resulted in a $29.6 million decline in the fair value of these investments at December 31, 2006.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale, short term investments, premiums receivable and ceded reinsurance balances.  At December 31, 2006 and

2005, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit derivatives to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At December 31, 2006, the maximum payments we were obligated to make under credit default swaps was $2.3 million (2005 – $3.6 million). We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives as recognized in other liabilities in our balance sheet at December 31, 2006, was a liability of $1.9 million (2005 – $2.6 million). During 2006, we recorded losses of $0.6 million (2005 – $2.7 million) in our consolidated statement of operations. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

Energy and Weather-Related Derivative Risk

We purchase and sell certain derivative financial products primarily to address weather risks and engage in hedging and trading activities related to these risks. The trading markets for the instruments in which we participate are generally linked to weather, other natural phenomena, or products or indices linked in part to such phenomena, such as heating and cooling degree days, precipitation, and energy production and prices. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on our balance sheet in other assets and/or other liabilities and totaled $10.4 million and $10.3 million, respectively (2005 – $nil). During 2006, the Company recorded losses related to these derivatives of $2.2 million (2005 – $0.4 million) which are included in other (loss) income and represents net settlements and changes in the fair value of these contracts.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at December 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Form 10-K has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included under the caption ‘‘Directors, Executive Officers and Corporate Governance’’ in our Definitive Proxy Statement to be filed in respect of our 2007 Annual General Meeting of Shareholders (the ‘‘Proxy Statement’’) and is hereby incorporated in this Annual Report by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the caption ‘‘Executive Officer and Director Compensation’’ in our Definitive Proxy Statement to be filed and is hereby incorporated in this Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption ‘‘Security Ownership of Certain Beneficial Owners, Management and Directors’’ in our Definitive Proxy Statement to be filed and is hereby incorporated in this Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption ‘‘Certain Relationships and Related Transactions, and Director Independence’’ in our Definitive Proxy Statement to be filed and is hereby incorporated in this Form 10-K by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption ‘‘Proposal 2’’ to be included in our Definitive Proxy Statement to be filed and is hereby incorporated in this Form 10-K by reference.

PART IV.

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

3.	Exhibits

3.1	Memorandum of Association.(1)

3.2	Amended and Restated Bye-Laws.(13)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.(11)

3.4	Specimen Common Share certificate.(1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(23)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie.(26)

10.3	Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and Fred R. Donner.(34)

10.4	Amended and Restated Employment Agreement, dated as of June 30, 2004, between RenaissanceRe Holdings Ltd. and John M. Lummis.(19)

10.5	Letter Agreement, dated June 30, 2006, between RenaissanceRe Holdings Ltd. and John M. Lummis.(35)

10.6	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and William I. Riker.(34)

10.7	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr.(34)

10.8	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(34)

10.9	Form of Employment Agreement for Executive Officers.(34)

10.10	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(19)

10.11	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank U.S., National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(21)

10.12	First Amendment Agreement, dated as of August 11, 2005, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(39)

10.13	Second Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of May 19, 2006, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(36)

10.14	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the ‘‘Lenders’’), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders.(37)

10.15	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.(4)

10.16	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(3)

10.17	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(21)

10.18	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(21)

10.19	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(20)

10.20	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(31)

10.21	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers.(20)

10.22	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(2)

10.23	Form of Restricted Stock Grant Agreement for Directors.(26)

10.24	Form of Option Grant Agreement for Directors.(26)

10.25	Board Compensation Summary.(26)

10.26	Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.(5)

10.27	Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York, as Debenture Trustee.(5)

10.28	Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings Ltd. and The Bank of New York, as Trustee.(5)

10.29	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(16)

10.30	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(10)

10.31	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(17)

10.32	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares.(33)

10.33	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.34	First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.35	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(9)

10.36	First Amended and Restated Reimbursement Agreement, dated as of March 31, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd, Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(18)

10.37	First Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(22)

10.38	Notice of Reduction of the L/C Commitments, effective January 18, 2005, to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(31)

10.39	Second Amendment to First Amended and Restated Reimbursement Agreement, dated as of March 11, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(24)

10.40	Third Amendment to First Amended and Restated Reimbursement Agreement, dated as of April 29, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(29)

10.41	Fourth Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 22, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(30)

10.42	Fifth Amendment to First Amended and Restated Reimbursement Agreement, dated as of April 28, 2006, among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd. and DaVinci Reinsurance Ltd., as account parties, RenaissanceRe Holdings Ltd., the lenders named therein, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent, Deutsche Bank AG New York Branch, as syndication agent, and ING Bank, N.V., London Branch, as documentation agent.(38)

10.43	Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(8)

10.44	First Amendment to the Investment Agreement, dated as of November 1, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings Ltd. and The St. Paul Companies, Inc.(8)

10.45	Investment Manager Agreement, entered into as of July 1, 2005, by and between Renaissance Underwriting Managers Ltd. and BlackRock Financial Management, Inc.(28)

10.46	Amendment No. 1 to Investment Manager Agreement, dated as of September 29, 2005, by and between Renaissance Underwriting Managers, Ltd. and BlackRock Financial Management, Inc.(39)

10.47	Amended and Restated Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 18, 2004.(31)

10.48	Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.49	Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd.(Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

(2)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(3)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(4)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997 (SEC File Number 000-26512).

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on February 4, 2003, relating to certain events which occurred on January 30, 2003.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998 (SEC File Number 000-26512).

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998 (SEC File Number 000-26512).

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999 (SEC File Number 000-26512).

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 1, 2002.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 18, 2004.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 9, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on September 2, 2004.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 24, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003 (SEC File Number 001-14428).

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 14, 2005, relating to certain events which occurred on March 11, 2005.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed with the Commission on August 9, 2005 (SEC File Number 001-14428).

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on February 27, 2006.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 1, 2005, relating to certain events which occurred on May 25, 2005.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 8, 2005, relating to certain events which occurred on July 1, 2005.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on May 2, 2005, relating to certain events which occurred on April 29, 2005.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 23, 2005, relating to certain events which occurred on November 16, 2005 and November 22, 2005.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 31, 2005 (SEC File Number 001-14428).

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 1, 2005, relating to certain events which occurred on May 25, 2005.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the Commission on December 14, 2006.

(34)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(35)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 6, 2006, relating to certain events which occurred on June 30, 2006.

(36)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 2, 2006 (SEC File Number 001-14428).

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(38)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Commission on May 4, 2006 (SEC File Number 001-14428).

(39)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 3, 2006 (SEC File Number 001-14428).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 28, 2007.

RENAISSANCERE HOLDINGS LTD.

/s/ Neill A. Currie
Neill A. Currie Chief Executive Officer, Director

Signature	Title	Date

/s/ Neill A. Currie	Chief Executive Officer, Director	February 28, 2007

Neill A. Currie

/s/ William I. Riker	President, Chief Underwriting Officer, Director	February 28, 2007

William I. Riker

/s/ Fred R. Donner	Executive Vice President, Chief Financial Officer	February 28, 2007

Fred R. Donner

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 28, 2007

Mark A. Wilcox

/s/ W. James MacGinnitie	Chairman of the Board of Directors	February 28, 2007

W. James MacGinnitie

Director

Thomas A. Cooper

/s/ Edmund B. Greene	Director	February 28, 2007

Edmund B. Greene

/s/ Brian R. Hall	Director	February 28, 2007

Brian R. Hall

/s/ Jean D. Hamilton	Director	February 28, 2007

Jean D. Hamilton

/s/ William F. Hecht	Director	February 28, 2007

William F. Hecht

/s/ Henry Klehm, III	Director	February 28, 2007

Henry Klehm, III

/s/ Scott E. Pardee	Director	February 28, 2007

Scott E. Pardee

/s/ Nicholas L. Trivisonno	Director	February 28, 2007

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young, the Independent Registered Public Accountants who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page F-4 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Hamilton, Bermuda
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RenaissanceRe Holdings Ltd. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RenaissanceRe Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that RenaissanceRe Holdings Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, RenaissanceRe Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of RenaissanceRe Holdings Ltd. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Hamilton, Bermuda
February 28, 2007

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2006 and 2005

(in thousands of United States Dollars, except per share amounts)

	December 31, 2006	December 31, 2005
Assets
Fixed maturity investments available for sale, at fair value (Amortized cost $3,078,416 and $2,864,402 at December 31, 2006 and 2005, respectively) (Note 3)	$3,111,930	$2,872,294
Short term investments, at cost (Note 3)	2,410,971	1,653,618
Other investments, at fair value (Note 3)	592,829	586,467
Investments in other ventures, under equity method (Note 3)	227,075	178,774
Total investments	6,342,805	5,291,153
Cash and cash equivalents	214,399	174,001
Premiums receivable	419,150	363,105
Ceded reinsurance balances (Note 4)	133,971	57,134
Losses recoverable (Note 4)	301,854	673,190
Accrued investment income	41,234	25,808
Deferred acquisition costs	106,918	107,951
Other assets	208,695	178,919
Total assets	$7,769,026	$6,871,261
Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 5)	$2,098,155	$2,614,551
Reserve for unearned premiums	578,424	501,744
Debt (Note 6)	450,000	500,000
Subordinated obligation to capital trust (Note 7)	103,093	103,093
Reinsurance balances payable	395,083	292,307
Other liabilities	213,490	142,815
Total liabilities	3,838,245	4,154,510
Minority Interest – DaVinciRe (Note 8)	650,284	462,911
Shareholders’ Equity (Note 9)
Preference Shares: $1.00 par value – 32,000,000 shares issued and outstanding at December 31, 2006 (2005 – 20,000,000 shares)	800,000	500,000
Common shares: $1.00 par value – 72,140,045 shares issued and outstanding at December 31, 2006 (2005 – 71,522,701 shares)	72,140	71,523
Additional paid-in capital	284,123	279,762
Accumulated other comprehensive income	25,217	4,760
Retained earnings	2,099,017	1,397,795
Total shareholders’ equity	3,280,497	2,253,840
Total liabilities, minority interest and shareholders’ equity	$7,769,026	$6,871,261

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004

(in thousands of United States Dollars, except per share amounts)

	2006	2005	2004
Revenues
Gross premiums written	$1,943,647	$1,809,128	$1,544,157
Net premiums written (Note 4)	$1,529,620	$1,543,287	$1,349,287
Decrease (increase) in unearned premiums	157	(140,578)	(11,060)
Net premiums earned (Note 4)	1,529,777	1,402,709	1,338,227
Net investment income (Note 3)	318,106	217,252	162,722
Net foreign exchange (losses) gains	(3,293)	5,183	(6,383)
Equity in earnings of other ventures (Note 3)	34,528	28,259	31,081
Other (loss) income	(3,917)	9,466	18,903
Net realized (losses) gains on investments (Note 3)	(34,464)	(6,962)	23,442
Total revenues	1,840,737	1,655,907	1,567,992
Expenses
Net claims and claim expenses incurred (Note 5)	446,230	1,635,656	1,096,299
Acquisition expenses	280,697	237,594	244,930
Operational expenses	109,586	85,838	56,361
Corporate expenses	24,418	71,813	17,609
Interest expense (Note 6)	37,602	28,218	25,968
Total expenses	898,533	2,059,119	1,441,167
Income (loss) before minority interests and taxes	942,204	(403,212)	126,825
Minority interest – DaVinciRe (Note 8)	(144,159)	156,449	41,420
Income (loss) before taxes	798,045	(246,763)	168,245
Income tax expense (Note 13)	(935)	—	(4,003)
Net income (loss)	797,110	(246,763)	164,242
Dividends on preference shares (Note 9)	(35,475)	(34,650)	(31,134)
Net income (loss) available (attributable) to common shareholders	$761,635	$(281,413)	$133,108
Net income (loss) available (attributable) to common shareholders per Common Share – basic	$10.72	$(3.99)	$1.90
Net income (loss) available (attributable) to common shareholders per Common Share – diluted (1)	$10.57	$(3.99)	$1.85
Dividends per common share	$0.84	$0.80	$0.76

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2006, 2005 and 2004

(in thousands of United States Dollars)

	2006	2005	2004
Preference shares
Balance – January 1	$500,000	$500,000	$250,000
Issuance of shares	300,000	—	250,000
Balance – December 31	800,000	500,000	500,000
Common shares
Balance – January 1	71,523	71,029	70,399
Repurchase of shares	—	(17)	—
Exercise of options and issuance of restricted stock awards (Note 16)	617	511	630
Balance – December 31	72,140	71,523	71,029
Additional paid-in capital
Balance – January 1	279,762	257,867	244,015
Repurchase of shares	—	(721)	—
Exercise of options and issuance of restricted stock awards (Note 16)	13,811	22,616	22,034
Offering expenses	(9,450)	—	(8,182)
Balance – December 31	284,123	279,762	257,867
Accumulated other comprehensive income
Balance – January 1	4,760	78,960	113,382
Net unrealized gains (losses) on securities, net of adjustment (see disclosure below)	20,457	(74,200)	(34,422)
Balance – December 31	25,217	4,760	78,960
Retained earnings
Balance – January 1	1,397,795	1,736,186	1,656,847
Net income (loss)	797,110	(246,763)	164,242
Dividends on common shares	(60,413)	(56,978)	(53,769)
Dividends on preference shares	(35,475)	(34,650)	(31,134)
Balance – December 31	2,099,017	1,397,795	1,736,186
Total Shareholders’ Equity	$3,280,497	$2,253,840	$2,644,042
Comprehensive income (loss)
Net income (loss)	$797,110	$(246,763)	$164,242
Other comprehensive income (loss)	20,457	(74,200)	(34,422)
Comprehensive income (loss)	$817,567	$(320,963)	$129,820
Disclosure regarding net unrealized gains (losses)
Net unrealized holding losses arising during the year	$(14,007)	$(81,162)	$(10,980)
Net realized losses (gains) included in net income (loss)	34,464	6,962	(23,442)
Net unrealized gains (losses) on securities	$20,457	$(74,200)	$(34,422)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(in thousands of United States Dollars)

	2006	2005	2004
Cash flows provided by operating activities
Net income (loss)	$797,110	$(246,763)	$164,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization and depreciation	(12,279)	9,635	16,860
Equity in undistributed earnings of other ventures	(22,061)	(11,018)	(6,629)
Net unrealized gains included in net investment income	(32,900)	(28,826)	(24,568)
Net unrealized losses (gains) included in other income	986	3,436	(14,771)
Net realized investment losses (gains)	34,464	6,962	(23,442)
Minority interest in undistributed net income (loss) of DaVinciRe	144,159	(156,449)	(41,420)
Change in:
Premiums receivable	(56,045)	(156,292)	(38,817)
Ceded reinsurance balances	(76,837)	4,169	(4,451)
Deferred acquisition costs	1,033	(37,018)	4,328
Reserve for claims and claim expenses, net	(145,060)	699,751	412,919
Reserve for unearned premiums	76,680	136,409	15,511
Reinsurance balances payable	102,776	103,743	56,935
Other	1,290	7,874	1,416
Net cash provided by operating activities	813,316	335,613	518,113
Cash flows used in investing activities
Proceeds from sales and maturities of investments available for sale	5,215,820	26,872,759	17,099,111
Purchases of investments available for sale	(5,402,302)	(26,614,969)	(17,374,824)
Net (purchases) sales of short term investments	(757,353)	(1,045,326)	52,272
Net sales (purchases) of other investments	15,326	126,949	(290,780)
Net purchases of investments in other ventures	(28,800)	(10,000)	(118,653)
Proceeds from sale of equity investments in reinsurance company	—	114,021	—
Net cash used in investing activities	(957,309)	(556,566)	(632,874)
Cash flows provided by financing activities
Net increase in minority interests	38,327	270,580	—
Net (repayment) issuance of debt	(50,000)	150,000	—
Dividends paid – Common Shares	(60,413)	(56,978)	(53,769)
Dividends paid – Preference Shares	(34,650)	(34,650)	(31,134)
RenaissanceRe share repurchase	—	(738)	—
Issuance of preference shares, net of expenses	291,127	—	241,818
DaVinciRe share repurchase	—	—	(38,811)
Net cash provided by financing activities	184,391	328,214	118,104
Net increase in cash and cash equivalents	40,398	107,261	3,343
Cash and cash equivalents, beginning of year	174,001	66,740	63,397
Cash and cash equivalents, end of year	$214,399	$174,001	$66,740

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 (amounts in tables expressed in thousands of United States dollars, except per share amounts)

NOTE 1.    ORGANIZATION

RenaissanceRe Holdings Ltd. (‘‘RenaissanceRe’’, or the ‘‘Company’’), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’) is the Company’s principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’) and Starbound Holdings Ltd. (‘‘Starbound’’), both recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’). The results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Minority interests represent the interests of external parties with respect to the net income (loss) and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd., a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’). These operating subsidiaries principally include Stonington Insurance Company (‘‘Stonington’’), which writes business on an admitted basis, and Glencoe Insurance Ltd. (‘‘Glencoe’’) and Lantana Insurance Ltd. (‘‘Lantana’’), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) and include the accounts of RenaissanceRe and its wholly-owned and majority-owned subsidiaries and DaVinciRe, which are collectively referred to herein as the ‘‘Company’’. All significant intercompany transactions and balances have been eliminated on consolidation. Certain prior year comparatives have been reclassified to conform to the current year presentation.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, the fair value of other investments and financial instruments, and the Company’s deferred tax asset valuation allowance.

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

Ultimate losses may vary materially from the amounts provided in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in the consolidated statements of operations in the period in which they become known and are accounted for as changes in estimates.

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

Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits.

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

Realized gains or losses on the sale of investments are determined on the basis of the average cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other than temporary. The Company routinely assesses whether declines in the fair value of its available for sale investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company’s intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary decline in the fair value of the security, the cost of the security is written down to its fair value and the unrealized loss at the time the determination is charged to income.

Short term investments, which are managed as part of the Company’s investment portfolio and have a maturity of one year or less when purchased, are carried at cost which approximates fair value. Cash equivalents include money market instruments with a maturity of ninety days or less when purchased.

Other investments are carried at fair value with interest and dividend income, income distributions and realized and unrealized gains and losses included in net investment income. The fair value of other investments is generally established on the basis of the net valuation criteria established by the managers of the investments. The fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes of the other investments.

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

DERIVATIVES

The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts in order to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (‘‘FAS 133’’), which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights or obligations, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting. The fair value of the Company’s derivatives are estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models.

EARNINGS PER SHARE

Basic earnings per share are based on weighted average common shares and exclude any dilutive effects of options and restricted stock. Diluted earnings per share assume the exercise of all dilutive stock options and restricted stock grants.

FOREIGN EXCHANGE

The Company’s functional currency is the United States dollar. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses which are included in the determination of net income (loss).

TAXATION

Income taxes have been provided in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes, on those operations which are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, foreign tax credits, deferred policy acquisition costs and net operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

VARIABLE INTEREST ENTITIES

Effective December 31, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, as revised (‘‘FIN 46(R)’’). FIN 46(R) requires consolidation of all variable interest entities (‘‘VIE’’) by the investor that will absorb a majority of the VIE’s expected losses or residual returns. As further discussed in Note 7, the Company’s subordinated obligation to the capital trust (‘‘Capital Trust’’) was determined to be a VIE under FIN 46(R) and was deconsolidated effective December 31, 2003. The adoption of FIN 46(R) did not have a material impact on the Company’s financial condition and results of operations.

STOCK INCENTIVE COMPENSATION PLANS

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the twelve months ending December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘FAS 123’’) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The adoption of FAS 123(R) did not have a material impact on the Company.

Prior to adopting FAS 123(R), the Company accounted for stock-based compensation under the fair value recognition provisions of FAS 123 with effect from January 1, 2003 for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (‘‘FAS 148’’). Prior to January 1, 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations.

In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company’s net income (loss) and earnings (loss) per share for all reported periods had compensation cost been calculated based upon the fair value method recommended in FAS 123:

Year ended December 31,	2006	2005	2004
Net income (loss) available (attributable) to common shareholders, as reported	$761,635	$(281,413)	$133,108
add: stock-based employee compensation cost included in
determination of net income (loss)	16,596	30,927	16,982
less: fair value compensation cost under FAS 123	(16,596)	(32,426)	(19,533)
Pro-forma net income (loss) available (attributable) to common shareholders	$761,635	$(282,912)	$130,557
Earnings (loss) per share
Basic – as reported	$10.72	$(3.99)	$1.90
Basic – pro-forma	$10.72	$(4.01)	$1.87
Diluted – as reported (1)	$10.57	$(3.99)	$1.85
Diluted – pro-forma (1)	$10.57	$(4.01)	$1.82

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Uncertain Tax Positions

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 became effective for the Company on January 1, 2007 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for the Company’s 2007 fiscal year. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated statements of operations or financial condition.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (‘‘FAS 157’’). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any interim periods. The Company is currently evaluating the potential impact of FAS 157 on its statements of operations and financial condition when adopted.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities    (‘‘FAS 159’’). FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  An entity may adopt this standard and elect the fair value option for existing eligible items as of January 1, 2007, provided that the choice to adopt early shall be made after the issuance of this standard, but within 120 days of the beginning of the fiscal year of adoption. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the potential impact of FAS 159 on its statements of operations and financial condition when adopted.

NOTE 3.    INVESTMENTS

The amortized cost, fair value and related unrealized gains and losses on fixed maturity investments are as follows:

At December 31, 2006	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasuries and agencies	$1,174,520	$5,544	$—	$1,180,064
Non-U.S. government	150,403	4,445	—	154,848
Corporate	980,048	15,362	—	995,410
Mortgage-backed	392,769	4,972	—	397,741
Asset-backed	380,676	3,191	—	383,867
	$3,078,416	$33,514	$—	$3,111,930

At December 31, 2005	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasuries and agencies	$1,039,856	$576	$—	$1,040,432
Non-U.S. government	126,136	1,825	—	127,961
Corporate	550,458	4,208	—	554,666
Mortgage-backed	737,954	1,099	—	739,053
Asset-backed	409,998	184	—	410,182
	$2,864,402	$7,892	$—	$2,872,294

During the year ended December 31, 2006, the Company recorded $46.4 million (2005 – $33.2 million, 2004 – $1.2 million) in other than temporary impairment charges which includes credit related impairment charges of $0.1 million (2005 – $0.5 million, 2004 – $0.1 million). As of December 31, 2006 and 2005, the Company had no fixed maturity investments available for sale in an unrealized loss position.

Contractual maturities of fixed maturity securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. This table does not reflect short term investments.

At December 31, 2006	Amortized cost	Fair value
Due in less than one year	$507,547	$508,982
Due after one through five years	1,527,141	1,539,509
Due after five through ten years	172,015	178,143
Due after ten years	98,268	103,688
Mortgage-backed	392,769	397,741
Asset-backed	380,676	383,867
Total	$3,078,416	$3,111,930

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,	2006	2005	2004
Fixed maturities	$158,516	$127,001	$109,285
Short term investments	92,818	34,831	11,156
Other investments	65,668	59,260	46,908
Cash and cash equivalents	8,552	2,477	838
Dividends on equity investments in reinsurance company	317	1,267	1,267
	325,871	224,836	169,454
Investment expenses	7,765	7,584	6,732
Net investment income	$318,106	$217,252	$162,722

The analysis of realized gains (losses) and the change in unrealized gains (losses) on investments is as follows:

Year ended December 31,	2006	2005	2004
Gross realized gains	$21,034	$87,361	$78,271
Gross realized losses	(55,498)	(94,323)	(54,829)
Net realized (losses) gains on investments	(34,464)	(6,962)	23,442
Change in unrealized gains (losses)	20,457	(74,200)	(34,422)
Total realized and change in unrealized losses on investments	$(14,007)	$(81,162)	$(10,980)

At December 31, 2006, $134.0 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. To support the Company’s letters of credit, our participating operating subsidiaries and joint ventures have pledged shares of Renaissance Investment Holdings Ltd. (‘‘RIHL’’) and other securities owned by them as collateral. At December 31, 2006, the Company had pledged RIHL shares and other securities in the amount of $1.460 billion to support its letters of credit.

Other Investments

The table below shows the Company’s portfolio of other investments:

At December 31,	2006	2005
Private equity partnerships	$223,245	$167,864
Catastrophe bonds	114,614	—
Senior secured bank loan fund	81,428	76,451
Hedge funds	72,439	214,669
Non-U.S. convertible fund	36,080	28,083
European high yield credit fund	31,919	64,885
Medium term note representing an interest in a pool of European fixed income securities	30,000	30,000
Miscellaneous other investments	3,104	4,515
Total other investments	$592,829	$586,467

Many of the other investments are subject to restrictions on redemptions or sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $65.7 million (2005 – $59.3 million, 2004 – $46.9 million) of which $30.1 million (2005 – $28.8 million, 2004 – $24.4 million) was related to net unrealized gains.

The Company has committed capital to private equity partnerships of $340.2 million, of which $209.6 million has been contributed at December 31, 2006.

Investments in Other Ventures, under Equity Method

Investments in other ventures, under equity method includes the Company’s investment in ChannelRe Holdings Ltd. (‘‘Channel Re’’) of $160.9 million (2005 – $142.1 million). The Company invested $119.7 million in 2004, representing a 32.7% ownership interest in Channel Re. Investments in other ventures, under equity method also includes an investment in Top Layer Re of $26.6 million (2005 – $26.3 million) and in Tower Hill Holdings Inc. (‘‘Tower Hill’’) of $11.0 million (2005 – $10.3 million). The Company originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively. The equity in the earnings of Tower Hill and Channel Re are reported one quarter in arrears. Investments in other ventures, under equity method also includes an investment in Starbound of $28.6 million. The Company initially invested $7.5 million in Starbound in May 2006, and in December 2006, the Company purchased additional shares from existing shareholders of Starbound for consideration of $21.3 million, representing a 17.8% ownership interest at December 31, 2006. In addition, $2.3 million of other intangible assets generated upon the purchase of the additional shares of Starbound are included in other assets. The Company’s investments in other ventures are considered illiquid in nature.

The table below shows the Company’s equity in earnings of other ventures, under equity method:

Year ended December 31,	2006	2005	2004
Channel Re	$19,097	$15,388	$9,831
Top Layer Re	12,703	12,524	17,340
Starbound	2,126	—	—
Tower Hill	602	347	—
Other	—	—	3,910
Total equity in earnings of other ventures	$34,528	$28,259	$31,081

Undistributed earnings in the Company’s investments in other ventures were $57.7 million at December 31, 2006 (2005 – $35.9 million).

NOTE 4.    CEDED REINSURANCE

The Company has used reinsurance to manage its risk portfolio. The Company currently has in place contracts that provide for recovery from reinsurers of a portion of certain claims and claim expenses in excess of various retentions. Other than loss recoveries, certain of the Company’s ceded reinsurance contracts also provide for recoveries of additional premiums, reinstatement premiums and lost no claims bonuses, which are incurred when losses are ceded to reinsurance contracts. The Company remains liable to the extent that any reinsurance company fails to meet its obligations.

The effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred for the years ended December 31, 2006, 2005 and 2004 was as follows:

Year ended December 31,	2006	2005	2004
Premiums written
Direct	$451,325	$378,404	$240,385
Assumed	1,492,322	1,430,724	1,303,772
Ceded	(414,027)	(265,841)	(194,870)
Net	$1,529,620	$1,543,287	$1,349,287
Premiums earned
Direct	$464,858	$337,194	$154,430
Assumed	1,402,109	1,335,525	1,374,216
Ceded	(337,190)	(270,010)	(190,419)
Net	$1,529,777	$1,402,709	$1,338,227
Claims and claim expenses
Gross claims and claim expenses incurred	$504,110	$2,204,362	$1,269,950
Claims and claim expenses recovered	(57,880)	(568,706)	(173,651)
Net claims and claim expenses incurred	$446,230	$1,635,656	$1,096,299

The reinsurers with the three largest balances accounted for 24.5%, 12.7% and 6.4%, respectively, of the Company’s losses recoverable balance at December 31, 2006 (2005 – 17.9%, 14.7% and 11.8%, respectively). At December 31, 2006, the Company had a $21.9 million valuation allowance against losses recoverable (2005 – $46.0 million). The three largest company-specific components of the valuation allowance represented 14.8%, 13.2% and 8.6% of the Company’s total valuation allowance at December 31, 2006 (2005 – 39.6%, 18.1% and 10.3%).

NOTE 5.    RESERVE FOR CLAIMS AND CLAIM EXPENSES

For the Company’s Reinsurance operations, estimates of claims and claim expenses are based in part upon the estimation of claims resulting from catastrophic events. Estimation by the Company of claims resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Additionally, the Company has recently increased its Individual Risk and specialty reinsurance premiums but does not have the benefit of a significant amount of its own historical experience in these lines. Therefore, the Company uses both proprietary and commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

For both the Company’s Reinsurance and Individual Risk segments, the Company uses statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a loss to the Company and the settlement of the Company’s liability may be many years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported (‘‘IBNR’’) reserves to specific case reserves or additional case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in the results of operations in the period in which they become known and are accounted for as changes in estimates. Adjustments to the Company’s claims and claim expense reserves can impact current year net income by either increasing net income if the estimates of prior year claims and claim expense reserves prove to be overstated or by decreasing net income if the estimates of prior year claims and claim expense reserves prove to be insufficient.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2006	2005	2004
Net reserves as of January 1	$1,941,361	$1,241,610	$828,691
Net incurred related to:
Current year	582,788	1,877,118	1,236,565
Prior years	(136,558)	(241,462)	(140,266)
Total net incurred	446,230	1,635,656	1,096,299
Net paid related to:
Current year	139,268	596,997	619,239
Prior years	452,022	338,908	64,141
Total net paid	591,290	935,905	683,380
Total net reserves as of December 31	1,796,301	1,941,361	1,241,610
Losses recoverable as of December 31	301,854	673,190	217,788
Total gross reserves as of December 31	$2,098,155	$2,614,551	$1,459,398

At December 31, 2006, the prior year favorable development of $136.6 million included $125.2 million attributable to the Company’s Reinsurance segment and $11.3 million attributable to the Company’s Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves in the Company’s Reinsurance segment was primarily due to lower than expected claims emergence within the Company’s specialty reinsurance unit. The Company’s specialty reinsurance unit experienced $139.2 million of favorable development in 2006 while its catastrophe reinsurance unit experienced $13.9 million of adverse development. The favorable development within the Company’s specialty reinsurance unit and Individual Risk segment was principally driven by the application of the Company’s formulaic reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being better than what was anticipated when setting the initial IBNR reserves. In addition, within the Company’s specialty reinsurance unit $46.0 million of the favorable development was driven by a reduction in carried reserves due to commutations. The adverse development in the Company’s catastrophe reinsurance unit was principally driven by an increase in the Company’s ultimate losses for a U.K. industrial property loss. This loss occurred at the end of 2005 and both the estimate of insured industry losses for the event and the Company’s estimate of its client’s losses from this event increased in 2006.

At December 31, 2005, the prior year favorable development of $241.5 million included $231.3 million attributable to the Reinsurance segment and $10.1 million attributable to the Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves was primarily due to the Reinsurance and Individual Risk reserve reviews that the Company undertook during 2005, which produced a reduction of $248.1 million in the Reinsurance segment and $1.1 million in the Individual Risk segment. Within the Reinsurance segment, the Company’s property catastrophe portfolio experienced a $118.2 million reduction in prior year reserves as a result of the reserve review. This reduction reflected a reassessment of the Company’s reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for the 1994 to 2004 accident years. For the specialty reinsurance business, the $129.9 million reduction in prior year reserves was principally due to a reassessment of the Company’s estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore the Company has adjusted its estimated loss reporting patterns to reflect this experience. The changes within the Individual Risk segment as a result of the reserve review were insignificant.

At December 31, 2004, the prior year favorable reserve development in 2004 of $140.3 million included $113.9 million attributable to the Reinsurance segment and $26.4 million attributable to the Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves in the Reinsurance segment was primarily due to a re-estimation of the Company’s ultimate losses associated with six large catastrophe events, which produced a reduction of approximately $31.3 million, a $23.0 million reduction in reserves from numerous smaller catastrophe events and $46.8 million in reductions from the Company’s specialty book of business. The reductions in the Company’s reserves for the smaller catastrophe events and the reserves for the specialty book of business and the reserves for its Individual Risk segment were driven by the application of the Company’s formulaic methodology used for these books of business and is primarily due to actual paid and reported loss activity being better than what the Company anticipated when setting its initial IBNR reserves.

Net claims and claim expenses incurred were reduced by $5.5 million during 2006 (2005 – $4.7 million, 2004 – $0.8 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was decreased by $1.0 million during 2006 (2005 – increased by $1.3 million, 2004 – reduced by $1.2 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate liabilities of $104.4 million are included in reinsurance balances payable at December 31, 2006 (2005 – $129.3 million) and aggregate assets of $nil are included in other assets at December 31, 2006 (2005 – $6.5 million) associated with these contracts.

NOTE 6.    DEBT

In January 2003, the Company issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, the Company issued $150.0 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, the Company has no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. The Company was in compliance with the related covenants at December 31, 2006 and 2005. At December 31, 2006,

the fair value of the 5.875% Senior Notes was $101.1 million (2005 – $100.0 million) and the fair value of the 7.0% Senior Notes was $153.4 million (2005 – $155.9 million).

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against the Company or its subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. At December 31, 2006, the initial $100.0 million drawn in 2002 remained outstanding. An additional borrowing of $60.0 million was made on April 5, 2006 and the remaining $40.0 million was drawn down on December 28, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.8% during 2006 (2005 – 4.1%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At December 31, 2006 and 2005, DaVinciRe was in compliance with the covenants under this agreement.

During August 2004, the Company amended and restated its committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. On December 2, 2005, $150.0 million was drawn on this facility, of which $nil remained outstanding at December 31, 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.4% during the period from the initial draw down in December 2005 through September 2006 when the remaining balance was repaid. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth requirements, all as more fully set forth in the agreement. The Company has the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

Interest paid on the above debt and to the Capital Trust totaled $36.8 million, $27.8 million and $24.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 7.    VARIABLE INTEREST ENTITIES

Subordinated Obligation to Capital Trust

In March 1997, the Company issued $100.0 million aggregate liquidation amount of mandatorily redeemable capital securities (‘‘Capital Securities’’) through a subsidiary trust holding solely $103.1 million of the Company’s 8.54% junior subordinated debentures due March 1, 2027. The Capital Securities pay cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. The Capital Trust is a wholly-owned subsidiary of the Company and was consolidated into the Company’s consolidated financial statements up until the Company’s adoption of FIN 46(R) at December 31, 2003. The Company’s guarantee of the distributions on the Capital Securities issued by the Capital Trust, when taken together with the Company’s obligations under an expense reimbursement agreement with the Capital Trust, provides full and unconditional guarantee of amounts due on the Capital Securities issued by the Capital Trust.

Upon the adoption of FIN 46(R) at December 31, 2003, the Capital Trust was determined to be a variable interest entity and the Company was determined not to be the primary beneficiary of the Capital Trust. Accordingly the Capital Trust was deconsolidated from the Company’s consolidated financial statements at December 31, 2003. As a result, the balance of the Capital Securities, previously classified as minority interest, are now classified as a liability. In addition, equity interests in the Capital Trust and purchased Capital Securities held by the Company are included in the Company’s investments. These investments include $15.4 million of Capital Securities purchased by the Company and $3.1 million of common stock issued by the Capital Trust to the Company in March 1997.

During 2006 and 2005, the Company did not purchase any Capital Securities. The Company has purchased an aggregate of $15.4 million of the Capital Securities since their issuance in 1997. On January 25, 2007, the Company called for the redemption of all of the outstanding 8.54% junior subordinated debentures on March 1, 2007 and the Capital Trust called for redemption of all of the issued and outstanding Capital Securities on March 1, 2007. The proceeds of the redemption of the debentures will, in turn, be applied to the redemption of the Capital Securities on the same date. The redemption price will be $1,042.70 per Capital Security plus accrued and unpaid dividends up to, but excluding, March 1, 2007.

Timicuan Reinsurance Ltd.

On June 1, 2006, Timicuan Reinsurance Ltd. (‘‘Tim Re’’), a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors to provide Tim Re with additional capacity to accept property catastrophe excess of loss reinsurance business. Tim Re is a Class 3 Bermuda domiciled reinsurer. The Company ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2006 to Tim Re under a fully-collateralized reinsurance contract in return for an underwriting profit commission. The Class B shareholders participate in substantially all of the profits or losses of Tim Re while the Class B shares remain outstanding. The Class B shares indemnify Tim Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The sale of the Class B shares was considered a reconsideration event under FIN 46(R). In accordance with the provisions of FIN 46(R), Tim Re is considered a variable interest entity and the Company is considered the primary beneficiary. As a result, Tim Re is consolidated by the Company and all significant inter-company transactions have been eliminated. The Class B share capital has been invested by Tim Re in short term investments and is pledged as collateral to the Company in support of obligations arising under the reinsurance contract. Tim Re is required to repurchase the Class B shares subsequent to the end of the exposure period. The Company ceded $27.5 million of premium to Tim Re under an auto facultative retrocessional excess of loss reinsurance contract through December 31, 2006. Effective January 1, 2007, the Company repurchased all of the outstanding Class B shares for $67.6 million, net of a $3.0 million holdback. The holdback will be paid to the Class B shareholders in 2007 with the actual amount based on the collection of the remaining quarterly installment premiums and the runoff of Tim Re’s claims and claim expense reserves, among other items.

NOTE 8.    MINORITY INTEREST

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a minority economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2006, 2005 and 2004 is recorded in the consolidated statements of operations as minority interest.

Effective December 31, 2005, DaVinciRe raised $320.6 million of equity capital from new and existing investors, including $50.0 million contributed by the Company. The Company’s ownership in DaVinciRe was 19.7% at December 31, 2005. Effective January 1, 2006, the Company purchased the shares of one of DaVinciRe’s original shareholders for $15.4 million, subject to a true-up for development on outstanding loss reserves after the settlement of all claims relating to the applicable years; increasing the Company’s economic ownership to 22.3%. In addition, on February 1, 2006,

DaVinciRe raised an additional $53.9 million of equity capital, diluting the Company’s economic ownership interest to 20.5% for the remainder of 2006. The Company continues to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position.

In conjunction with the capital raise, the Company and other DaVinciRe shareholders entered into the second amended and restated shareholders agreement, which provides the shareholders, excluding the Company, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of their desire for DaVinciRe to repurchase up to half of their aggregate number of shares held. Any share repurchases are subject to certain limitations such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, commencing March 1, 2007, if they desire to have DaVinciRe repurchase shares.  The redemption rights’ repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to adjustment in future periods for development on outstanding loss reserves after settlement of all claims relating to the applicable years.

NOTE 9.    SHAREHOLDERS’ EQUITY

The aggregate authorized capital of the Company is 325 million shares consisting of 225 million common shares and 100 million preference shares. The Company’s 225 million authorized $1.00 par value common shares consist of three separate series with differing voting rights as follows:

At December 31, 2006	Outstanding
Full Voting Common Shares
(includes all shares registered and available to the public)	71,945,045
Diluted Voting Class I Common Shares	195,000
Diluted Voting Class II Common Shares	—
Issued and outstanding shares	72,140,045

The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2006	2005	2004
(thousands of shares)
Issued and outstanding shares – January 1	71,523	71,029	70,399
Shares repurchased	—	(17)	—
Exercise of options and issuance of restricted stock awards	617	511	630
Issued and outstanding shares – December 31	72,140	71,523	71,029

The Diluted Voting shareholders vote together with the common shareholders. The Diluted Voting Class I Shares are limited to a fixed voting interest in the Company of up to 9.9% on most corporate matters. The Diluted Voting shareholders are entitled to the same rights, including receipt of dividends and the right to vote on certain significant corporate matters, and are subject to the same restrictions as the common shareholders. The Company currently does not intend to register or list the Diluted Voting Shares on the New York Stock Exchange.

In August 2003, the Board authorized a share repurchase program of $150.0 million. This authorization includes the remaining amounts available under prior authorizations. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2006, $nil of shares (2005 – $0.7 million, 2004 – $nil) were repurchased under this program. Common shares repurchased by the Company are normally cancelled and retired.

In December 2006, the Company raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; in March 2004, the Company raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; in February 2003, the Company raised $100.0 million through the issuance of 4 million Series B Preference Shares at $25 per share; and in November 2001, the Company raised $150.0 million through the issuance of 6 million Series A Preference Shares at $25 per share. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at the Company’s option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60% 6.08% and 7.30% respectively, when, if, and as declared by the Board of Directors. If the Company submits a proposal to its shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, the Company may redeem the Series D, Series C and Series B Preference Shares prior to December 1, 2011, March 23, 2009 and February 4, 2008, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of the Company.

The Company called all of its outstanding 8.10% Series A Preference Shares for mandatory redemption on January 15, 2007. The redemption price was $25 per Preference Share, plus accrued and unpaid dividends to January 15, 2007. On and after the redemption date, the Series A Preference Shares will no longer be deemed to be outstanding, dividends on the Series A Preference Shares will cease to accrue, and all rights of the holders of the Series A Preference Shares will cease, except for the right to receive the redemption price, without interest thereon, upon surrender of the Series A Preference Shares.

NOTE 10.    EARNINGS PER SHARE

The Company accounts for its weighted average shares in accordance with FASB Statement No. 128, Earnings per Share (‘‘FAS 128’’). The numerator in both the Company’s basic and diluted earnings per share calculations is identical. The following table sets forth the reconciliation of the denominator from basic to diluted weighted average shares outstanding (in thousands of per share amounts):

Year ended December 31,	2006	2005	2004
(thousands of shares)
Weighted average shares – basic	71,064	70,592	69,874
Per share equivalents of employee stock options and restricted shares	1,009	1,308	1,900
Weighted average shares – diluted (1)	72,073	71,900	71,774

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

NOTE 11.    RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

During 2005, the Company made a $10.0 million equity investment in Tower Hill, which is accounted for under the equity method of accounting, and a $5.0 million loan to Tower Hill Insurance Group

(‘‘Tower Hill Insurance’’), a managing general agency under common ultimate ownership with Tower Hill. The Company has entered into reinsurance agreements with certain subsidiaries of Tower Hill and has also entered into reinsurance agreements with respect to business produced by Tower Hill Insurance. For the year ended December 31, 2006, the Company terminated certain contracts on a cut-off basis which resulted in $7.2 million of gross premiums returned to Tower Hill and its subsidiaries compared to the year ended December 31, 2005 where gross premiums written assumed from Tower Hill and its subsidiaries and produced by Tower Hill Insurance and its affiliates totaled $96.0 million. Gross premiums earned assumed totaled $40.4 million for the year ended December 31, 2006 (2005 – $93.1 million) and commissions incurred were $13.9 million for the year ended December 31, 2006 (2005 – $26.8 million). The Company had a net related outstanding receivable balance of $18.4 million as of December 31, 2006 (2005 – payable balance of $3.0 million).

During 2006, the Company received distributions from Top Layer Re of $12.5 million (2005 – $17.2 million), and a management fee of $2.0 million (2005 – $2.2 million). The management fee reimburses the Company for services it provides to Top Layer Re.

The Company provides Channel Re with various administrative services. The Company was reimbursed $1.3 million for these services in 2006 (2005 – $1.7 million) and had an outstanding receivable from Channel Re of $2.6 million as of December 31, 2006 (2005 – $1.5 million) related to additional administrative services provided.

The Company manages the administration of Starbound for administrative fees and a profit commission. During 2006, the Company ceded $86.5 million of premium and $9.5 million of acquisition expenses to Starbound Reinsurance Ltd. (‘‘Starbound Re’’). In addition, the Company earned $5.4 million in fees and profit commission from Starbound Re in 2006. The Company had a net outstanding payable to Starbound and its subsidiary Starbound Re of $36.6 million at December 31, 2006.

During the years ended December 31, 2006, 2005 and 2004, the Company received 90.1%, 89.4% and 82.2%, respectively, of its Reinsurance segment premium assumed from four brokers. Subsidiaries and affiliates of the Benfield Group Limited, Marsh Inc., the Willis Group and AON Corporation accounted for approximately 40.6%, 25.4%, 14.3% and 9.8%, respectively, of gross premiums written for the Reinsurance segment in 2006.

NOTE 12.    DIVIDENDS

Dividends declared and paid on Common Shares amounted to $0.84, $0.80 and $0.76 per common share for the years ended December 31, 2006, 2005 and 2004, respectively.

The total amount of dividends paid to holders of the common shares during 2006, 2005 and 2004 was $60.4 million, $57.0 million and $53.8 million, respectively.

NOTE 13.    TAXATION

Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

Glencoe U.S. Holdings Inc. (‘‘Glencoe U.S.’’) and its subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Should the U.S subsidiaries pay a dividend to the Company, withholding taxes would apply to the extent of current year earnings and profits. Currently, the U.S subsidiaries have a cumulative deficit in distributable earnings and profits. The Company also has operations in Ireland which are also subject to income taxes imposed by the jurisdiction in which they operate.

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

Income tax expense for 2006, 2005 and 2004 is comprised as follows:

Year ended December 31, 2006	Current	Deferred	Total
U.S. federal	$935	$—	$935
U.S. state and local	—	—	—
Total income tax expense	$935	$—	$935
Year ended December 31, 2005
U.S. federal	$—	$—	$—
U.S. state and local	—	—	—
Total income tax expense	$—	$—	$—
Year ended December 31, 2004
U.S. federal	$—	$4,003	$4,003
U.S. state and local	—	—	—
Total income tax expense	$—	$4,003	$4,003

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2006 and 2005 is as follows:

Year ended December 31,	2006	2005
Expected income tax expense	$6,344	$5,296
Change in valuation allowance	(4,775)	(4,531)
Non-deductible expenses	43	47
Adjustment to net operating losses	(677)	(812)
Income tax expense	$935	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2006	2005
Deferred tax assets
Net operating loss carryforwards	$13,352	$24,623
Unearned premium adjustment	4,012	4,574
Claims reserves, principally due to discounting for tax	4,574	3,944
Goodwill	2,423	2,800
Other	7,440	2,873
	31,801	38,814
Deferred tax liabilities
Deferred acquisition costs	(2,630)	(4,811)
Fixed asset depreciation	(241)	(299)
	(2,871)	(5,110)
Net deferred tax asset before valuation allowance	28,930	33,704
Valuation allowance	(28,930)	(33,704)
Net deferred tax asset	$—	$—

During 2006, the Company recorded reductions to the valuation allowance of $4.8 million. The reduction in the valuation allowance related primarily to the utilization of net operating loss carryforwards as the Company generated taxable income in the U.S. during 2006. The Company’s deferred tax asset relates primarily to net operating loss carryforwards that are available to offset future taxes payable by the Company’s U.S. subsidiaries. Although the net operating losses, which gave rise to a deferred tax asset, have a carryforward period through 2024, the Company’s U.S. operations generated taxable income for only the second year in the past several years during the year ended December 31, 2006. Accordingly, under the circumstances, and until the Company’s U.S. operations begin to generate significant taxable income over a longer period of time, the Company believes that it is necessary to establish and maintain a valuation allowance against its net deferred tax asset.

Net operating loss carryforwards of $35.9 million (2005 – $67.8 million) are available to offset regular taxable U.S. income during the carryforward period. Under applicable law, the U.S. net operating losses expire between 2021 and 2024. All net operating losses for tax years prior to 2001 have been fully utilized. In addition, the Company has an alternative minimum tax (‘‘AMT’’) credit carryforward of $0.9 million which can be carried forward indefinitely.

The Company was not liable for and, accordingly, paid no income taxes in the years ended December 31, 2006, 2005 and 2004. However, the Company was liable for and, accordingly, paid $0.8 million, $nil, and $nil of AMT in the years ended December 31, 2006, 2005 and 2004, respectively and $0.1 million was payable at December 31, 2006.

NOTE 14.    GEOGRAPHIC INFORMATION

The following is a summary of our gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2006	2005	2004
Property catastrophe
United States and Caribbean	$792,311	$458,193	$338,315
Europe	73,500	105,796	141,385
Worldwide (excluding U.S.) (1)	71,116	59,076	63,529
Worldwide	68,575	54,493	90,607
Australia and New Zealand	2,732	33,266	28,614
Other	23,972	19,472	20,729
Specialty reinsurance (2)	222,049	427,402	382,886
Total Reinsurance (3)	1,254,255	1,157,698	1,066,065
Individual Risk (4)	689,392	651,430	478,092
Total gross written premium	$1,943,647	$1,809,128	$1,544,157

(1)	The category Worldwide (excluding U.S.) consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums to date is predominantly from Europe and Japan.

(2)	The category specialty reinsurance consists of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.

(3)	Excludes $66.9 million, $45.3 million and $18.8 million of premium assumed from the Individual Risk segment for the years ended December 31, 2006, 2005 and 2004, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

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

Data for the years ended December 31, 2006, 2005 and 2004 is as follows:

Year ended December 31, 2006	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
Gross premiums written	$1,321,163	$689,392	$(66,908)	$—	$1,943,647
Net premiums written	$1,039,103	$490,517		—	$1,529,620
Net premiums earned	$972,017	$557,760		—	$1,529,777
Net claims and claim expenses incurred	148,052	298,178		—	446,230
Acquisition expenses	115,324	165,373		—	280,697
Operational expenses	72,405	37,181		—	109,586
Underwriting income	$636,236	$57,028		—	693,264
Net investment income				318,106	318,106
Equity in earnings of other ventures				34,528	34,528
Other loss				(3,917)	(3,917)
Interest and preference share dividends				(73,077)	(73,077)
Minority interest – DaVinciRe				(144,159)	(144,159)
Other items, net				(28,646)	(28,646)
Net realized losses on investments				(34,464)	(34,464)
Net income available to common shareholders				$68,371	$761,635
Net claims and claim expenses incurred – current accident year	$273,286	$309,502			$582,788
Net claims and claim expenses incurred – prior accident years	(125,234)	(11,324)			(136,558)
Net claims and claim expenses incurred – total	$148,052	$298,178			$446,230
Net claims and claim expense ratio – current accident year	28.1%	55.5%			38.1%
Net claims and claim expense ratio – prior accident years	(12.9%)	(2.0%)			(8.9%)
Net claims and claim expense ratio – calendar year	15.2%	53.5%			29.2%
Underwriting expense ratio	19.3%	36.3%			25.5%
Combined ratio	34.5%	89.8%			54.7%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2005	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
Gross premiums written	$1,202,975	$651,430	$(45,277)	$—	$1,809,128
Net premiums written	$1,024,010	$519,277		—	$1,543,287
Net premiums earned	$947,389	$455,320		—	$1,402,709
Net claims and claim expenses incurred	1,252,644	383,012		—	1,635,656
Acquisition expenses	92,763	144,831		—	237,594
Operational expenses	63,522	22,316		—	85,838
Underwriting loss	$(461,540)	$(94,839)		—	(556,379)
Net investment income				217,252	217,252
Equity in earnings of other ventures				28,259	28,259
Other income				9,466	9,466
Interest and preference share dividends				(62,868)	(62,868)
Minority interest – DaVinciRe				156,449	156,449
Other items, net				(66,630)	(66,630)
Net realized losses on investments				(6,962)	(6,962)
Net income (loss) available (attributable) to common shareholders				$274,966	$(281,413)
Net claims and claim expenses incurred – current accident year	$1,483,981	$393,137			$1,877,118
Net claims and claim expenses incurred – prior accident years	(231,337)	(10,125)			(241,462)
Net claims and claim expenses incurred – total	$1,252,644	$383,012			$1,635,656
Net claims and claim expense ratio – current accident year	156.6%	86.3%			133.8%
Net claims and claim expense ratio – prior accident years	(24.4%)	(2.2%)			(17.2%)
Net claims and claim expense ratio – calendar year	132.2%	84.1%			116.6%
Underwriting expense ratio	16.5%	36.7%			23.1%
Combined ratio	148.7%	120.8%			139.7%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2004	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
Gross premiums written	$1,084,896	$478,092	$(18,831)	$—	$1,544,157
Net premiums written	$930,946	$418,341		—	$1,349,287
Net premiums earned	$944,527	$393,700		—	$1,338,227
Net claims and claim expenses incurred	746,010	350,289		—	1,096,299
Acquisition expenses	117,145	127,785		—	244,930
Operational expenses	34,983	21,378		—	56,361
Underwriting income (loss)	$46,389	$(105,752)		—	(59,363)
Net investment income				162,722	162,722
Equity in earnings of other ventures				31,081	31,081
Other income				18,903	18,903
Interest and preference share dividends				(57,102)	(57,102)
Minority interest – DaVinciRe				41,420	41,420
Other items, net				(27,995)	(27,995)
Net realized gains on investments				23,442	23,442
Net income available to common shareholders				$192,471	$133,108
Net claims and claim expenses incurred – current accident year	$859,842	$376,723			$1,236,565
Net claims and claim expenses incurred – prior accident years	(113,832)	(26,434)			(140,266)
Net claims and claim expenses incurred – total	$746,010	$350,289			$1,096,299
Net claims and claim expense ratio – current accident year	91.0%	95.7%			92.4%
Net claims and claim expense ratio – prior accident years	(12.0%)	(6.7%)			(10.5%)
Net claims and claim expense ratio – calendar year	79.0%	89.0%			81.9%
Underwriting expense ratio	16.1%	37.9%			22.5%
Combined ratio	95.1%	126.9%			104.4%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

The Company does not manage its assets by segment and therefore total assets are not allocated to the segments.

NOTE 16.    STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company has a stock incentive plan (the ‘‘2001 Stock Incentive Plan’’) under which all employees of the Company and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company’s 2001 Stock Incentive Plan generally allows for the purchase of the Company’s common shares at a price that is equal to the five day average closing price of the common shares immediately prior to the date of grant. Options to purchase common shares are granted periodically by the Board of Directors, generally vest over four years and generally expire ten years from the date of grant. Restricted common shares are granted periodically by the Board of

Directors and generally vest ratably over a four or five year period. In addition, awards granted under the Company’s prior 1993 stock incentive plan remain outstanding, with terms similar to the 2001 Stock Incentive Plan. The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock to the Company’s non-employee directors.

The Company’s 2001 Stock Incentive Plan also allows for the issuance of share-based awards, the issuance of restricted common shares and the issuance of reload options for shares tendered in connection with option exercises. For purposes of determining the number of shares reserved for issuance under the 2001 Stock Plan, shares tendered to or withheld by the Company in connection with certain option exercises will again be available for issuance.

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

Valuation Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average-assumptions for all awards issued in each respective year:

	Option Grants
Year ended December 31,	2006	2005	2004
Expected Volatility	24%	22%	24%
Expected Term (in years)	5	5	6
Expected Dividend Yield	1.9%	1.9%	1.6%
Risk-Free Interest Rate	4.7%	4.3%	3.5%

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

Summary of Stock Compensation Activity:

The following is a summary of activity under the Company’s existing stock compensation plans for the years ending December 31, 2004, 2005 and 2006, respectively:

2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2003	4,501,857	$30.92
Options granted	1,225,855	52.33	$11.95			$49.81 – $53.96
Options forfeited	(233,991)	47.50
Options expired	—	—
Options exercised	(987,734)	32.41			$18,683.8
Balance, December 31, 2004	4,505,987	35.56
Options granted	546,594	40.33	$8.61			$37.51 – $49.10
Options forfeited	(108,940)	47.53
Options expired	(612,662)	50.70
Options exercised	(1,179,799)	29.11			$20,567.4
Balance, December 31, 2005	3,151,180	35.44
Options granted	981,958	43.76	$10.60			$42.66 – $51.16
Options granted, at lower than market price (1)	37,964	0.01	$55.30			$0.01
Options forfeited	(107,461)	47.47
Options expired	(44,523)	52.93
Options exercised	(592,315)	31.95			$10,940.3
Balance, December 31, 2006	3,426,803	37.43		6.5	$77,333.7	$0.01 – $53.96
Total options exercisable at
December 31, 2006	1,836,466	$31.68		4.6	$52,012.6	$7.66 – $53.96

(1)	These options were issued as replacement options to the employees of a subsidiary at the time the Company purchased the remaining minority interest in the subsidiary. The options were issued as vested and immediately exercisable under the terms of the original options.

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2003	—	$—
Options granted	5,206,000	80.18	$4.90			$74.24 – $98.98
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Balance, December 31, 2004	5,206,000	$80.18			$—
Options granted	300,000	$73.06	$5.68			$73.06
Options forfeited	(332,000)	74.24
Options expired	—	—
Options exercised	—	—
Balance, December 31, 2005	5,174,000	$80.15			$—
Options granted	—	$—
Options forfeited	(1,400,000)	74.24
Options expired	—	—
Options exercised	—	—
Balance, December 31, 2006	3,774,000	$82.34		7.7	$—	$73.06 – $98.98
Total options exercisable at
December 31, 2006	2,500,000	$86.61		7.7	$—	$74.24 – $98.98

Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant-dated fair value	Number of shares	Weighted average grant-dated fair value	Number of shares	Weighted average grant-dated fair value
Nonvested at December 31, 2003	1,039,633	$30.53	16,854	$42.34	1,056,487	$30.72
Awards granted	201,833	51.36	9,450	52.90	211,283	51.43
Awards vested	(485,935)	22.21	(7,008)	39.03	(492,943)	22.45
Awards canceled/expired/forfeited	(55,264)	38.99	—	—	(55,264)	38.99
Nonvested at December 31, 2004	700,267	$41.64	19,296	$48.71	719,563	$41.83
Awards granted	288,439	$42.41	16,825	$47.54	305,264	$42.69
Awards vested	(288,848)	34.76	(8,598)	47.32	(297,446)	35.12
Awards canceled/expired/forfeited	(68,266)	43.85	—	—	(68,266)	43.85
Nonvested at December 31, 2005	631,592	$44.90	27,523	$48.43	659,115	$45.05
Awards granted	502,234	$44.88	24,625	$44.67	526,859	$44.87
Awards vested	(207,905)	44.65	(13,157)	48.12	(221,062)	44.86
Awards canceled/expired/forfeited	(37,165)	46.14	—	—	(37,165)	46.14
Nonvested at December 31, 2006	888,756	$44.90	38,991	$46.16	927,747	$44.95

Shares available for issuance under the Company’s 2001 Stock Incentive Plan, Premium Option Plan and Non-Employee Director Stock Incentive Plan totaled 6.1 million at December 31, 2006. The total fair value of shares vested during the year ended December 31, 2006 was $10.5 million (2005 - $13.8 million, 2004 - $24.6 million). Cash in the amount of $0.5 million was received from employees as a result of employee stock option exercises during the year ended December 31, 2006 (2005 - $0.6 million, 2004 - $13.0 million). In connection with these exercises there was no tax benefit realized by the Company. The Company issues new shares upon the exercise of an option.

As of December 31, 2006, there was $27.3 million of total unrecognized compensation cost related to restricted shares and $15.6 million related to stock options expense which will be recognized during the next 2.6 years and 2.8 years, respectively.

All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $1.7 million to its defined contribution pension plans in 2006, $1.3 million in 2005 and $1.0 million in 2004.

NOTE 17.    STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (‘‘the Act’’), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2006, the statutory capital and surplus of the Bermuda subsidiaries was $3.1 billion (2005 - $2.4 billion) and the amount required to be maintained under Bermuda law was $597.9 million (2005 - $573.0 million).

Under the Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and are therefore restricted as to the payment of dividends in the amount of 25% of the prior year’s statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. During 2006, Renaissance Reinsurance declared aggregate cash dividends to the Company of $349.1 million (2005 - $337.8 million) and DaVinci declared aggregate cash dividends of $nil (2005 - $5.0 million).

Under the Act, Glencoe is classified as a Class 3 insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met. Glencoe did not declare aggregate cash dividends in 2006 or 2005.

Due to an accumulated deficit in retained earnings, Glencoe is not currently permitted to pay ordinary dividends, or return capital in excess of 15% of its capital and surplus, to its shareholder without Bermuda Monetary Authority approval.

The Company’s principal U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2006, the statutory capital and surplus of Stonington was $93.8 million (2005 - $56.5 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without commissioner approval.

NOTE 18.    DERIVATIVE INSTRUMENTS, COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, cash and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2006. See Note 4 for information with respect to losses recoverable.

DERIVATIVES

The Company’s guidelines permit, subject to approval, investments in derivative instruments such as futures, options, forward contracts and swap agreements, which may be used to assume risk or for hedging purposes. The Company’s primary derivative positions include:

Credit Derivatives

The Company enters into short positions in credit derivatives. The fair value of these instruments is obtained through the use of industry valuation models. The fair value of these credit derivatives, as recognized in other liabilities in the Company’s balance sheet, at December 31, 2006 was a liability of $1.9 million (2005 - $2.6 million). During 2006, the Company recorded credit derivative losses of $0.6 million (2005 - $2.7 million, 2004 - $12.5 million), which are included in other (loss) income and represents net settlements and changes in the fair value of these credit derivatives.

Energy and Weather-Related Derivatives

The Company sells certain derivative financial products primarily to address weather risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives is linked to weather, other natural phenomena, or products or indices linked in part to such phenomena, such as heating and cooling degree days, precipitation, and energy production and prices. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $10.4 million and $10.3 million, respectively (2005 - $nil). During 2006, the Company recorded losses related to these derivatives of $2.2 million (2005 - $0.4 million, 2004 - $nil) which are included in other (loss) income and represents net settlements and changes in the fair value of these contracts.

Foreign Currency Derivatives

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company uses foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company also uses foreign currency forward contracts and other foreign exchange derivatives to decrease exposure to non-U.S. dollar investments. Foreign currency derivative contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. The change in fair value of these contracts related to the Company’s underwriting operations was a gain of $8.3 million for the year ended December 31, 2006 (2005 - loss of $2.6 million, 2004 - loss of $14.7 million). For the year ended December 31, 2006, the Company recorded a loss of $13.1 million (2005 - gain of $34.0 million, 2004 - loss of $3.5 million) related to its foreign currency forward contracts entered into to economically hedge the Company’s non-U.S. dollar investments.

Platinum Warrant

The Company holds a warrant to purchase up to 2.5 million common shares of Platinum Underwriters Holding Ltd. (‘‘Platinum’’) for $27.00 per share. The Company has recorded its investment in the

Platinum warrant at fair value. At December 31, 2006, the fair value of the warrant was $25.0 million (2005 - $26.7 million). The fair value of the warrant is estimated using the Black-Scholes option pricing model. For the year ended December 31, 2006, a loss of $1.7 million (2005 - $0.7 million) was recorded in other (loss) income representing the change in the fair value of the warrant. For the year ended December 31, 2004, other income of $27.4 million was recorded representing the initial fair value of the warrant.

Reinsurance Derivatives

The Company assumes and cedes reinsurance contracts that are accounted for as derivatives under GAAP. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $29.7 million and $31.3 million, respectively (2005 - other assets of $0.4 million and other liabilities of $nil). During 2006, the Company recorded losses of $6.0million (2005 - $1.1 million, 2004 - $nil) which are included in other (loss) income and represents net settlements and changes in the fair value of these contracts.

EMPLOYMENT AGREEMENTS

The Board of Directors has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for severance payments under certain circumstances, as well as accelerated vesting of options and restricted stock grants, upon a change in control, as defined therein and by the Company’s 2001 Stock Incentive Plan and Premium Option Plan.

LETTERS OF CREDIT AND OTHER COMMITMENTS

At December 31, 2006, the Company’s banks have issued letters of credit of approximately $1.315 billion in favor of certain ceding companies. In connection with our Top Layer Re joint venture, the Company has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts. The Company’s principal letter of credit facility contains certain financial covenants. The Company was in compliance with these covenants at December 31, 2006 and 2005.

INDEMNIFICATIONS AND WARRANTIES

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.

OPERATING LEASES

The Company and its subsidiaries lease office space under operating leases which expire at various dates through 2022. Future minimum lease payments under existing operating leases are expected to be as follows:

Year ended December 31,	Minimum lease payments
2007	$5,066
2008	4,686
2009	4,270
2010	4,270
2011	4,296
After 2011	24,856
$47,444

LITIGATION

The Company received a subpoena from the Securities and Exchange Commission (the ‘‘SEC’’) in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also related to the Company’s business practice review and to its determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, the Company understands that certain of its customers or reinsurers may have been asked to provide or have provided documents and information with respect to contracts to which the Company is a party in the framework of the ongoing industry-wide investigations.

On February 6, 2007, the Company announced that the SEC had accepted its offer of settlement to the SEC to resolve the SEC’s investigation, pursuant to which the Company has consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. The Company will also retain an independent consultant to review certain of its internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of the Company’s Board of Directors and certain additional procedures performed by its auditors in connection with their audit of the Company’s financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. At this time, the settlement remains subject to approval by the court. The Company can give no assurances that the settlement will receive the necessary approval from the court. If the settlement is not approved, the Company could be subject to different or additional remedies, both monetary and non-monetary, which could adversely affect its business or financial statements, perhaps materially. While the Company will strive to fully comply with the settlement agreement with the SEC, it is possible the Company will fail to do so, or that the enforcement staff of the SEC or the independent consultant may take issue with the Company’s cooperation despite its efforts. Any such failure to comply with the settlement agreement or to be perceived to have failed to so comply could adversely affect the Company, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, the Company’s former Chairman and Chief Executive Officer, Martin J. Merritt, the Company’s former controller, and Michael W. Cash, a former officer of RenaissanceRe charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeks permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that will permanently enjoin him from violating or aiding or abetting future violations of the federal securities laws, bar him from serving as an officer or director of a public company, and defer the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. This ongoing matter could give rise to additional costs, distractions, or impacts to the Company’s reputation. It is possible that the ongoing investigation into the Company’s former officers could give rise to additional investigations or proceedings being commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. While the Company intends to continue to cooperate with the ongoing investigations, the Company is unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on our business, including as to its senior management team.

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

On February 14, 2007, the Company executed a memorandum of understanding with plaintiffs’ representatives setting forth an agreement in principle to settle the claims alleged in the Consolidated Amended Complaint, as amended. Pursuant to the terms of the agreement in principle, the Company does not make any admission of liability, and continues to deny any and all liability in connection with the allegations of the Consolidated Amended Complaint, as amended. The total amount to be paid in settlement of the claims is $13.5 million. A portion of this amount is expected to be offset by insurance recoveries. These amounts have been provided for in the Company’s financial statements. The settlement provides for the full release of all parties, including the Company and its present and former directors and officers, including without limitation the defendants who were named in the suits. The settlement is subject to, among other things, court review and approval and other customary conditions.

The Company’s operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company’s primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly-injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from the Company’s business ventures. Any such litigation or arbitration contains an element of uncertainty, and the Company believes the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, the Company believes that no individual, normal course litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its business or operations.

NOTE 19.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Gross premium written	$748,392	$694,333	$742,551	$443,483	$257,752	$382,790	$194,952	$288,522
Net premiums written	$697,835	$615,793	$512,244	$387,889	$162,695	$290,124	$156,846	$249,481
Net premiums earned	$351,672	$301,501	$430,941	$338,753	$367,076	$348,348	$380,088	$414,107
Net investment income	80,434	51,215	74,012	45,769	80,427	61,142	83,233	59,126
Net foreign exchange gains (losses)	3,023	714	(2,441)	7,134	(2,160)	1,729	(1,715)	(4,394)
Equity in earnings of other ventures	6,552	7,567	9,221	7,798	10,131	7,623	8,624	5,271
Other (loss) income	(1,679)	(3,515)	(84)	3,205	2,006	(1,256)	(4,160)	11,032
Net realized (losses) gains on investments	(16,756)	(10,189)	(24,348)	1,583	4,151	5,192	2,489	(3,548)
Total revenues	423,246	347,293	487,301	404,242	461,631	422,778	468,559	481,594
Net claims and claim expenses incurred	99,178	201,648	207,336	108,799	42,436	662,729	97,280	662,480
Acquisition costs	68,814	51,508	74,597	45,574	63,998	65,955	73,288	74,557
Operational expenses	20,931	18,843	29,056	23,377	27,364	22,859	32,235	20,759
Corporate expenses	5,739	11,339	5,571	8,694	5,121	21,815	7,987	29,965
Interest expense	9,301	6,605	10,370	6,967	9,492	6,936	8,439	7,710
Total expenses	203,963	289,943	326,930	193,411	148,411	780,294	219,229	795,471
Income (loss) before minority interest and taxes	219,283	57,350	160,371	210,831	313,220	(357,516)	249,330	(313,877)
Minority interest – DaVinciRe	(31,457)	(4,384)	(21,207)	(30,283)	(52,830)	78,978	(38,665)	112,138
Income (loss) before taxes	187,826	52,966	139,164	180,548	260,390	(278,538)	210,665	(201,739)
Income tax expense	(183)	—	(94)	—	(616)	—	(42)	—
Net income (loss)	187,643	52,966	139,070	180,548	259,774	(278,538)	210,623	(201,739)
Dividends on preference shares	(8,663)	(8,663)	(8,662)	(8,566)	(8,662)	(8,758)	(9,488)	(8,663)
Net income (loss) available (attributable) to common shareholders	$178,980	$44,303	$130,408	$171,982	$251,112	$(287,296)	$201,135	$(210,402)
Earnings (loss) per common share – basic	$2.52	$0.63	$1.84	$2.44	$3.53	$(4.07)	$2.83	$(2.97)
Earnings (loss) per common share – diluted	$2.49	$0.62	$1.81	$2.39	$3.48	$(4.07)	$2.78	$(2.97)
Weighted average shares – basic	70,935	70,358	71,049	70,585	71,093	70,632	71,178	70,793
Weighted average shares – diluted	71,786	71,951	71,926	72,016	72,115	70,632	72,467	70,793
Claims and claim expense ratio	28.2%	66.9%	48.1%	32.1%	11.6%	190.2%	25.6%	160.0%
Underwriting expense ratio	25.5%	23.3%	24.1%	20.4%	24.9%	25.5%	27.8%	23.0%
Combined ratio	53.7%	90.2%	72.2%	52.5%	36.5%	215.7%	53.4%	183.0%

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 28, 2007; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2006. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Hamilton, Bermuda
February 28, 2007

SCHEDULE I

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

(MILLIONS OF UNITED STATES DOLLARS)

	Year ended December 31, 2006
	Amortized Cost	Market Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturities
U.S. treasuries and agencies	$1,174.5	$1,180.1	$1,180.1
Non-U.S. government bonds	150.4	154.8	154.8
Corporate securities	980.0	995.4	995.4
Mortgage-backed securities	392.8	397.7	397.7
Asset-backed securities	380.7	383.9	383.9
Total fixed maturities	3,078.4	3,111.9	3,111.9
Short term investments	2,411.0	2,411.0	2,411.0
Other investments	526.8	592.8	592.8
Investments in other ventures, under equity method	227.1	227.1	227.1
Total investments	$6,243.3	$6,342.8	$6,342.8

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2006 AND 2005
(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2006	2005
Assets:
Investments and cash
Fixed maturity investments, available for sale, at fair value	$15,370	$15,370
Short term investments, at cost	546,892	356,412
Other investments	3,093	3,093
Investments in other ventures, under equity method	160,887	142,127
Total investments	726,242	517,002
Cash and cash equivalents	11,961	14,363
Investments in subsidiaries	2,744,037	2,355,580
Due from subsidiaries	132,360	—
Accrued investment income	1,657	1,201
Other assets	50,000	42,733
Total Assets	$3,666,257	$2,930,879
Liabilities and Shareholders’ Equity:
Liabilities:
Notes and bank loans payable	$250,000	$400,000
Subordinated obligation to capital trust	103,093	103,093
Contributions due to subsidiaries	—	148,954
Other liabilities	32,667	24,992
Total Liabilities	385,760	677,039
Shareholders’ Equity:
Preference Shares: $1.00 par value – 32,000,000 shares issued and
outstanding at December 31, 2006 (2005 – 20,000,000)	800,000	500,000
Common Shares: $1.00 par value – 72,140,045 shares
issued and outstanding at December 31, 2006 (2005 – 71,522,701 shares)	72,140	71,523
Additional paid-in capital	284,123	279,762
Accumulated other comprehensive income	25,217	4,760
Retained earnings	2,099,017	1,397,795
Total Shareholders’ Equity	3,280,497	2,253,840
Total Liabilities and Shareholders’ Equity	$3,666,257	$2,930,879

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2006	2005	2004
Revenues
Net investment income	$16,455	$44,543	$16,450
Net foreign exchange gains	—	11,270	(7,344)
Other income	17,997	14,696	37,398
Total revenues	34,452	70,509	46,504
Expenses
Interest expense	28,767	23,981	23,559
Operating and corporate expenses	37,890	70,605	14,574
Total expenses	66,657	94,586	38,133
(Loss) income before equity in net income (loss) of subsidiaries & taxes	(32,205)	(24,077)	8,371
Equity in net income (loss) of subsidiaries	829,315	(222,686)	155,871
Net income (loss) before taxes	797,110	(246,763)	164,242
Income tax expense	—	—	—
Net income (loss)	797,110	(246,763)	164,242
Dividends on preference shares	(35,475)	(34,650)	(31,134)
Net income (loss) available (attributable) to common shareholders	$761,635	$(281,413)	$133,108

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2006	2005	2004
Cash flows used in operating activities:
Net income (loss)	$797,110	$(246,763)	$164,242
Less: equity in net income (loss) of subsidiaries	829,315	(222,686)	155,871
	(32,205)	(24,077)	8,371
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net unrealized losses (gains) included in other income	1,687	692	(27,363)
Equity in undistributed earnings of other ventures	(19,097)	(15,388)	(9,831)
Net realized gains	—	(35,901)	—
Other	11,291	34,041	22,102
Net cash used in operating activities	(38,324)	(40,633)	(6,721)
Cash flows used in investing activities:
Proceeds from maturities and sales of investments available for sale	—	663,623	1,476,786
Purchase of investments available for sale	—	(485,141)	(1,560,684)
Contributions due to subsidiaries	(93,312)	(445,477)	(472,307)
Dividends from subsidiaries	406,010	433,780	253,306
Net (purchases) sales of short term investments	(190,480)	(290,972)	142,343
Proceeds from sale of equity investments in reinsurance company	—	114,021	—
Purchase of investments in other ventures	—	—	(119,697)
Due (from) to subsidiary	(132,360)	—	111,533
Proceeds from share repurchase by subsidiary	—	—	18,765
Net cash used in investing activities	(10,142)	(10,166)	(149,955)
Cash flows provided by financing activities:
Repayment of debt	(150,000)	—	—
Issuance of debt	—	150,000	—
Dividends paid – Common Shares	(60,413)	(56,978)	(53,769)
Dividends paid – Preference Shares	(34,650)	(34,650)	(31,134)
Issuance of Preference Shares, net of expenses	291,127	—	241,818
Net cash provided by financing activities	46,064	58,372	156,915
Net (decrease) increase in cash and cash equivalents	(2,402)	7,573	239
Cash and cash equivalents, beginning of year	14,363	6,790	6,551
Cash and cash equivalents, end of year	$11,961	$14,363	$6,790

SCHEDULE III

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2006			Year ended December 31, 2006
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$37,583	$1,469,251	$286,410	$972,017	$—	$148,052	$115,324	$72,405	$1,039,103
Individual Risk	69,335	628,904	292,014	557,760	—	298,178	165,373	37,181	490,517
Other	—	—	—	—	318,106	—	—	—	—
Total	$106,918	$2,098,155	$578,424	$1,529,777	$318,106	$446,230	$280,697	$109,586	$1,529,620

	December 31, 2005			Year ended December 31, 2005
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$26,594	$2,019,454	$176,107	$947,389	$—	$1,252,644	$92,763	$63,522	$1,024,010
Individual Risk	81,357	595,097	325,637	455,320	—	383,012	144,831	22,316	519,277
Other	—	—	—	—	217,252	—	—	—	—
Total	$107,951	$2,614,551	$501,744	$1,402,709	$217,252	$1,635,656	$237,594	$85,838	$1,543,287

	December 31, 2004			Year ended December 31, 2004
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$11,174	$1,121,292	$116,821	$944,527	$—	$746,010	$117,145	$34,983	$930,946
Individual Risk	59,759	338,106	248,514	393,700	—	350,289	127,785	21,378	418,341
Other	—	—	—	—	162,722	—	—	—	—
Total	$70,933	$1,459,398	$365,335	$1,338,227	$162,722	$1,096,299	$244,930	$56,361	$1,349,287

SCHEDULE IV

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE

(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2006
Property and liability premiums written	$451,325	$414,027	$1,492,322	$1,529,620	98%
Year ended December 31, 2005
Property and liability premiums written	$378,404	$265,841	$1,430,724	$1,543,287	93%
Year ended December 31, 2004
Property and liability premiums written	$240,385	$194,870	$1,303,772	$1,349,287	97%

SCHEDULE VI

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS

(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Unpaid Claims and Claim Expenses	Discount, if any, deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2006	$106,918	$2,098,155	$—	$578,424	$1,529,777	$318,106
Year ended December 31, 2005	$107,951	$2,614,551	$—	$501,744	$1,402,709	$217,252
Year ended December 31, 2004	$70,933	$1,459,398	$—	$365,335	$1,338,227	$162,722

Affiliation with Registrant	Claims and Claim Expense Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Expenses	Net Premiums Written
	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2006	$582,788	$(136,558)	$280,697	$591,290	$1,529,620
Year ended December 31, 2005	$1,877,118	$(241,462)	$237,594	$935,905	$1,543,287
Year ended December 31, 2004	$1,236,565	$(140,266)	$244,930	$683,380	$1,349,287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

RenaissanceRe Holdings Ltd.

1.	The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2.	The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form 10-K.

3.	Exhibits

3.1	Memorandum of Association.(1)

3.2	Amended and Restated Bye-Laws.(13)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.(11)

3.4	Specimen Common Share certificate.(1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(23)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie.(26)

10.3	Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and Fred R. Donner.(34)

10.4	Amended and Restated Employment Agreement, dated as of June 30, 2004, between RenaissanceRe Holdings Ltd. and John M. Lummis.(19)

10.5	Letter Agreement, dated June 30, 2006, between RenaissanceRe Holdings Ltd. and John M. Lummis.(35)

10.6	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and William I. Riker.(34)

10.7	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr.(34)

10.8	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(34)

10.9	Form of Employment Agreement for Executive Officers.(34)

10.10	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(19)

10.11	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank U.S., National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(21)

10.12	First Amendment Agreement, dated as of August 11, 2005, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(39)

10.13	Second Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of May 19, 2006, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(36)

10.14	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the ‘‘Lenders’’), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders.(37)

10.15	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.(4)

10.16	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(3)

10.17	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(21)

10.18	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(21)

10.19	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(20)

10.20	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(31)

10.21	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers.(20)

10.22	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(2)

10.23	Form of Restricted Stock Grant Agreement for Directors.(26)

10.24	Form of Option Grant Agreement for Directors.(26)

10.25	Board Compensation Summary.(26)

10.26	Amended and Restated Declaration of Trust of RenaissanceRe Capital Trust, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein.(5)

10.27	Indenture, dated as of March 7, 1997, among RenaissanceRe Holdings Ltd., as Sponsor, and The Bank of New York, as Debenture Trustee.(5)

10.28	Series A Capital Securities Guarantee Agreement, dated as of March 7, 1997, between RenaissanceRe Holdings Ltd. and The Bank of New York, as Trustee.(5)

10.29	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(16)

10.30	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(10)

10.31	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(17)

10.32	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares.(33)

10.33	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.34	First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(7)

10.35	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(9)

10.36	First Amended and Restated Reimbursement Agreement, dated as of March 31, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd, Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(18)

10.37	First Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(22)

10.38	Notice of Reduction of the L/C Commitments, effective January 18, 2005, to First Amended and Restated Reimbursement Agreement, dated as of November 18, 2004, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(31)

10.39	Second Amendment to First Amended and Restated Reimbursement Agreement, dated as of March 11, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(24)

10.40	Third Amendment to First Amended and Restated Reimbursement Agreement, dated as of April 29, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(29)

10.41	Fourth Amendment to First Amended and Restated Reimbursement Agreement, dated as of November 22, 2005, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Documentation Agents and certain Lenders party thereto.(30)

10.42	Fifth Amendment to First Amended and Restated Reimbursement Agreement, dated as of April 28, 2006, among Renaissance Reinsurance Ltd., renaissance Reinsurance of Europe, Glencoe Insurance Ltd. and DaVinci Reinsurance Ltd., as account parties, RenaissanceRe Holdings Ltd., the lenders named therein, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent, Deutsche Bank AG New York Branch, as syndication agent, and ING Bank, N.V., London Branch, as documentation agent.(38)

10.43	Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(8)

10.44	First Amendment to the Investment Agreement, dated as of November 1, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings Ltd. and The St. Paul Companies, Inc.(8)

10.45	Investment Manager Agreement, entered into as of July 1, 2005, by and between Renaissance Underwriting Managers Ltd. and BlackRock Financial Management, Inc.(28)

10.46	Amendment No. 1 to Investment Manager Agreement, dated as of September 29, 2005, by and between Renaissance Underwriting Managers, Ltd. and BlackRock Financial Management, Inc.(39)

10.47	Amended and Restated Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 18, 2004.(31)

10.48	Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

10.49	Services and Capacity Reservation Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(8)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the Commission on July 26, 1995.

(2)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(3)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(4)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 19, 1997, relating to certain events which occurred on March 7, 1997 (SEC File Number 000-26512).

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 16, 2001, relating to certain events which occurred on November 14, 2001.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on February 4, 2003, relating to certain events which occurred on January 30, 2003.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Commission on May 14, 1998 (SEC File Number 000-26512).

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998 (SEC File Number 000-26512).

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 14, 2002.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999 (SEC File Number 000-26512).

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 1, 2002.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 18, 2004.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 9, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on September 2, 2004.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the Commission on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 24, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003 (SEC File Number 001-14428).

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 14, 2005, relating to certain events which occurred on March 11, 2005.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed with the Commission on August 9, 2005 (SEC File Number 001-14428).

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on February 27, 2006.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 1, 2005, relating to certain events which occurred on May 25, 2005.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 8, 2005, relating to certain events which occurred on July 1, 2005.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on May 2, 2005, relating to certain events which occurred on April 29, 2005.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on November 23, 2005, relating to certain events which occurred on November 16, 2005 and November 22, 2005.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 31, 2005 (SEC File Number 001-14428).

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 1, 2005, relating to certain events which occurred on May 25, 2005.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the Commission on December 14, 2006.

(34)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(35)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 6, 2006, relating to certain events which occurred on June 30, 2006.

(36)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Commission on August 2, 2006 (SEC File Number 001-14428).

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(38)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Commission on May 4, 2006 (SEC File Number 001-14428).

(39)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 3, 2006 (SEC File Number 001-14428).