Form 10-Q
period 2007-03-31
RENAISSANCERE HOLDINGS LTD
filed 2007-05-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

(441) 295-4513
(Registrant’s telephone number, including area code)

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of April 23, 2007 was 72,261,618.

Total number of pages in this report: 42

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of U.S. dollars)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,120,059 and $3,078,416 at March 31, 2007 and December 31, 2006, respectively)	$3,155,864	$3,111,930
Short term investments, at cost	2,183,564	2,410,971
Other investments, at fair value	620,576	592,829
Investments in other ventures, under equity method	239,021	227,075
Total investments	6,199,025	6,342,805
Cash and cash equivalents	270,608	214,399
Premiums receivable	538,720	419,150
Ceded reinsurance balances	116,020	133,971
Losses recoverable	248,599	301,854
Accrued investment income	41,881	41,234
Deferred acquisition costs	124,282	106,918
Receivable for investments sold	109,554	61,061
Other assets	138,427	147,634
Total assets	$7,787,116	$7,769,026
Liabilities, Minority Interest and Shareholders’ Equity Liabilities
Reserve for claims and claim expenses	$2,109,864	$2,098,155
Reserve for unearned premiums	768,882	578,424
Debt	450,000	450,000
Subordinated obligation to capital trust	—	103,093
Reinsurance balances payable	232,832	395,083
Payable for investments purchased	138,110	88,089
Other liabilities	104,300	125,401
Total liabilities	3,803,988	3,838,245
Minority Interest – DaVinciRe	679,568	650,284
Shareholders’ Equity
Preference shares	650,000	800,000
Common shares	72,289	72,140
Additional paid-in capital	279,979	284,123
Accumulated other comprehensive income	27,420	25,217
Retained earnings	2,273,872	2,099,017
Total shareholders’ equity	3,303,560	3,280,497
Total liabilities, minority interest and shareholders’ equity	$7,787,116	$7,769,026

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2007 and 2006
(in thousands of U.S dollars, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Revenues
Gross premiums written	$632,729	$748,392
Net premiums written	$571,027	$697,835
Increase in unearned premiums	(208,409)	(346,163)
Net premiums earned	362,618	351,672
Net investment income	108,015	80,434
Net foreign exchange gains	5,167	3,023
Equity in earnings of other ventures	10,701	6,552
Other loss	(2,203)	(1,679)
Net realized gains (losses) on investments	4,085	(16,756)
Total revenues	488,383	423,246
Expenses
Net claims and claim expenses incurred	145,992	99,178
Acquisition expenses	63,729	68,814
Operational expenses	28,524	20,931
Corporate expenses	7,004	5,739
Interest expense	11,979	9,301
Total expenses	257,228	203,963
Income before minority interest and taxes	231,155	219,283
Minority interest – DaVinciRe	(29,107)	(31,457)
Income before taxes	202,048	187,826
Income tax expense	(107)	(183)
Net income	201,941	187,643
Dividends on preference shares	(11,136)	(8,663)
Net income available to common shareholders	$190,805	$178,980
Net income available to common shareholders per Common Share – basic	$2.68	$2.52
Net income available to common shareholders per Common Share – diluted	$2.63	$2.49
Dividends declared per common share	$0.22	$0.21

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Preference shares
Balance – January 1	$800,000	$500,000
Redemption of Preference Shares	(150,000)	—
Balance – March 31	650,000	500,000
Common stock
Balance – January 1	72,140	71,523
Exercise of options, and issuance of restricted stock and awards	345	358
Repurchase of shares	(196)	—
Balance – March 31	72,289	71,881
Additional paid-in capital
Balance – January 1	284,123	279,762
Exercise of options, and issuance of restricted stock and awards	5,460	412
Repurchase of shares	(9,604)	—
Balance – March 31	279,979	280,174
Accumulated other comprehensive income
Balance – January 1	25,217	4,760
Net unrealized gains (losses) on securities, net of adjustment (see disclosure below)	2,203	(2,672)
Balance – March 31	27,420	2,088
Retained earnings
Balance – January 1	2,099,017	1,397,795
Net income	201,941	187,643
Dividends on Common Shares	(15,950)	(15,029)
Dividends on Preference Shares	(11,136)	(8,663)
Balance – March 31	2,273,872	1,561,746
Total Shareholders’ Equity	$3,303,560	$2,415,889
Comprehensive income
Net income	$201,941	$187,643
Other comprehensive income (loss)	2,203	(2,672)
Comprehensive income	$204,144	$184,971
Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during period	$6,288	$(19,428)
Net realized (gains) losses included in net income	(4,085)	16,756
Change in net unrealized gains (losses) on securities	$2,203	$(2,672)

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Cash flows provided by operating activities
Net income	$201,941	$187,643
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	(2,812)	(776)
Net realized (gains) losses on investments	(4,085)	16,756
Equity in undistributed earnings of other ventures	(10,701)	5,915
Net unrealized gains included in investment income	(22,576)	(18,324)
Net unrealized (gains) losses included in other loss	(1,975)	3,502
Minority interest in undistributed net income of DaVinciRe	29,107	31,457
Change in:
Premiums receivable	(119,570)	(203,851)
Ceded reinsurance balances	17,951	(5,722)
Deferred acquisition costs	(17,364)	(30,851)
Reserve for claims and claim expenses, net	64,964	(147,806)
Reserve for unearned premiums	190,458	351,885
Reinsurance balances payable	(162,251)	(23,687)
Other	(12,457)	(20,085)
Net cash provided by operating activities	150,630	146,056
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of investments available for sale	1,060,992	1,204,061
Purchases of investments available for sale	(1,092,502)	(1,427,747)
Net sales of short term investments	227,407	31,995
Net (purchases) sales of other investments	(5,171)	97,817
Net cash provided by (used in) investing activities	190,726	(93,874)
Cash flows (used in) provided by financing activities
Dividends paid – common shares	(15,950)	(15,029)
Dividends paid – preference shares	(11,136)	(8,663)
Net increase in minority interest	—	38,193
RenaissanceRe common share repurchase	(4,968)	—
Redemption of Series A preference shares	(150,000)	—
Redemption of capital securities	(103,093)	—
Net cash (used in) provided by financing activities	(285,147)	14,501
Net increase in cash and cash equivalents	56,209	66,683
Cash and cash equivalents, beginning of period	214,399	174,001
Cash and cash equivalents, end of period	$270,608	$240,684

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Expressed in U.S. Dollars) (Unaudited)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, the fair value of other investments and financial instruments and the Company’s deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

•	RenaissanceRe Holdings Ltd. (‘‘RenaissanceRe’’ or the ‘‘Company’’), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’) is the Company’s principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’) and Starbound Holdings Ltd. (‘‘Starbound’’), both recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). The Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’). The results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Minority interests represent the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd., a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’). These operating subsidiaries principally include Stonington Insurance Company (‘‘Stonington’’), which writes business on an admitted basis, and Glencoe Insurance Ltd. (‘‘Glencoe’’) and Lantana Insurance Ltd. (‘‘Lantana’’), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers generally in excess of various retentions. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $79.7 million and $44.8 million for the three months ended March 31, 2007 and 2006, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the three months ended March 31, 2007 were $29.4 million compared to $14.0 million for the three months ended March 31, 2006.

3.	Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted earnings per common share:

Three months ended March 31,	2007	2006
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to common shareholders	$190,805	$178,980
Denominator:
Denominator for basic income per common share –
Weighted average common shares	71,280,645	70,934,718
Per common share equivalents of employee stock options and restricted shares	1,232,917	851,707
Denominator for diluted income per common share –
Adjusted weighted average common shares and assumed conversions	72,513,562	71,786,425
Basic income per common share	$2.68	$2.52
Diluted income per common share	$2.63	$2.49

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.22 per share to shareholders of record on March 15, 2007.

The Board of Directors has authorized a share repurchase program of $150.0 million, of which $138.2 million remained available at April 23, 2007. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of RenaissanceRe. See ‘‘Part II – Other Information – Item 2.’’

5.	The Company conducts its business through two reportable segments, Reinsurance and Individual Risk. The Company’s Reinsurance segment provides reinsurance through its property catastrophe reinsurance and specialty reinsurance business units and through joint ventures and other activities managed by its Ventures unit. Only Ventures’ business activities that appear in the Company’s consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in the Company’s Reinsurance segment results.

The Company’s financial results relating to Top Layer Re, Starbound, ChannelRe Holdings Ltd. (‘‘ChannelRe’’) and Platinum Underwriters Holdings Ltd. (‘‘Platinum’’) are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are its weather related operating subsidiaries including Weather Predict Inc., Weather Predict Consulting Inc., RenRe Investment Managers Ltd. and Skyland Ltd.

The Company’s Individual Risk segment provides primary insurance and quota share reinsurance.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the individual segments.

A summary of the significant components of the Company’s revenues and expenses for the three months ended March 31, 2007 and 2006 is as follows:

Three months ended March 31, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$515,967	$123,316	$(6,554)	$—	$632,729
Net premiums written	$476,219	$94,808		—	$571,027
Net premiums earned	$254,779	$107,839		—	$362,618
Net claims and claim expenses incurred	92,127	53,865		—	145,992
Acquisition expenses	28,362	35,367		—	63,729
Operational expenses	18,191	10,333		—	28,524
Underwriting income	$116,099	$8,274		—	124,373
Net investment income				108,015	108,015
Equity in earnings of other ventures				10,701	10,701
Other loss				(2,203)	(2,203)
Interest and preference share dividends				(23,115)	(23,115)
Minority interest – DaVinciRe				(29,107)	(29,107)
Other items, net				(1,944)	(1,944)
Net realized gains on investments				4,085	4,085
Net income available to common shareholders				$66,432	$190,805
Net claims and claim expenses incurred – current accident year	$122,406	$70,659			$193,065
Net claims and claim expenses incurred – prior accident years	(30,279)	(16,794)			(47,073)
Net claims and claim expenses incurred – total	$92,127	$53,865			$145,992
Net claims and claim expense ratio – current accident year	48.0%	65.5%			53.2%
Net claims and claim expense ratio – prior accident years	(11.9%)	(15.6%)			(13.0%)
Net claims and claim expense ratio – calendar year	36.1%	49.9%			40.2%
Underwriting expense ratio	18.3%	42.4%			25.4%
Combined ratio	54.4%	92.3%			65.6%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Three months ended March 31, 2006	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$583,774	$170,724	$(6,106)	$—	$748,392
Net premiums written	$548,457	$149,378		—	$697,835
Net premiums earned	$213,373	$138,299		—	$351,672
Net claims and claim expenses incurred	36,680	62,498		—	99,178
Acquisition expenses	28,506	40,308		—	68,814
Operational expenses	12,544	8,387		—	20,931
Underwriting income	$135,643	$27,106		—	162,749
Net investment income				80,434	80,434
Equity in earnings of other ventures				6,552	6,552
Other loss				(1,679)	(1,679)
Interest and preference share dividends				(17,964)	(17,964)
Minority interest – DaVinciRe				(31,457)	(31,457)
Other items, net				(2,899)	(2,899)
Net realized losses on investments				(16,756)	(16,756)
Net income available to common shareholders				$16,231	$178,980
Net claims and claim expenses incurred – current accident year	$75,713	$65,367			$141,080
Net claims and claim expenses incurred – prior accident years	(39,033)	(2,869)			(41,902)
Net claims and claim expenses incurred – total	$36,680	$62,498			$99,178
Net claims and claim expense ratio – current accident year	35.5%	47.3%			40.1%
Net claims and claim expense ratio – prior accident years	(18.3%)	(2.1%)			(11.9%)
Net claims and claim expense ratio – calendar year	17.2%	45.2%			28.2%
Underwriting expense ratio	19.2%	35.2%			25.5%
Combined ratio	36.4%	80.4%			53.7%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

6.	Recently Issued Accounting Pronouncements

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’), on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated statements of operations or financial condition for the quarter ended March 31, 2007.

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

7.	The Company received a subpoena from the Securities and Exchange Commission (the ‘‘SEC’’) in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also related to the Company’s business practice review and to its determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, the Company understands that certain of its customers or reinsurers may have been asked to provide or have provided documents and information with respect to contracts to which the Company is a party in the framework of the ongoing industry-wide investigations.

On February 6, 2007, the Company announced that the SEC had accepted its offer of settlement to the SEC to resolve the SEC’s investigation, pursuant to which the Company has consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. The Company will also retain an independent consultant to review certain of its internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of the Company’s Board of Directors and certain additional procedures performed by its auditors in connection with their audit of the Company’s financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. While the Company will strive to fully comply with the settlement agreement with the SEC, it is possible the Company will fail to do so, or that the enforcement staff of the SEC or the independent consultant may take issue with the Company’s cooperation despite its efforts. Any such failure to comply with the settlement agreement or to be perceived to have failed to so comply could adversely affect the Company, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, the Company’s former Chairman and Chief Executive Officer, Martin J. Merritt, the Company’s former controller, and Michael W. Cash, a former officer of RenaissanceRe charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeks permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that will permanently enjoin him from violating or aiding or abetting future violations of the federal securities laws, bar him from serving as an officer or director of a public company, and defer the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. This ongoing matter could give rise to additional costs, distractions, or impacts to the Company’s reputation. It is possible that the ongoing investigation into the Company’s former officers could give rise to additional investigations or proceedings being commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. While the Company intends to continue to cooperate with the ongoing investigations, the Company is unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on the Company’s business, including as to its senior management team.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2007 and 2006. The following also includes a discussion of our financial condition at March 31, 2007. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. We also direct readers to the Safe Harbor Disclosure included in this filing.

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) minority interest, which represents the interest of third parties with respect to the net income of DaVinciRe; and 6) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume; our portfolio in 2007 includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as catastrophe-exposed workers’ compensation, surety, terrorism and casualty clash.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re, DaVinci, Starbound and Timicuan Reinsurance Ltd. (‘‘Tim Re’’); 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; and 3) investments in other market participants, such as our investments in ChannelRe and Platinum, and other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, ChannelRe, Starbound, Tower Hill Holdings Inc. (‘‘Tower Hill’’) and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyds Insurance Company Ltd. (‘‘Stonington Lloyds’’), which write on an admitted basis. As noted above, in our Individual Risk business, we substantially rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Specialty Services Inc., which conducts initial due diligence as well as ongoing monitoring.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Summary Overview

Three months ended March 31	2007	2006	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$632,729	$748,392	$(115,663)
Net premiums written	571,027	697,835	(126,808)
Net premiums earned	362,618	351,672	10,946
Net claims and claim expenses incurred	145,992	99,178	46,814
Underwriting income	124,373	162,749	(38,376)
Net investment income	108,015	80,434	27,581
Net realized gains (losses) on investments	4,085	(16,756)	20,841
Net income available to common shareholders	190,805	178,980	11,825
Net income available to common shareholders per Common Share – diluted	$2.63	$2.49	$0.14
Net claims and claim expense ratio – current accident year	53.2%	40.1%	13.1%
Net claims and claim expense ratio – prior accident years	(13.0%)	(11.9%)	(1.1%)
Net claims and claim expense ratio – calendar year	40.2%	28.2%	12.0%
Underwriting expense ratio	25.4%	25.5%	(0.1%)
Combined ratio	65.6%	53.7%	11.9%

At March 31, 2007 and December 31, 2006	March 31, 2007	December 31, 2006	Change	% Change
Book value per common share	$36.71	$34.38	$2.33	6.8%
Accumulated dividends per common share	6.34	6.12	0.22	3.6%
Book value per common share plus accumulated dividends	$43.05	$40.50	$2.55	6.3%

Net income available to common shareholders was $190.8 million in the first quarter of 2007, compared to $179.0 million in the first quarter of 2006. Net income available to common shareholders per fully diluted common share was $2.63 for the first quarter of 2007, compared to $2.49 in the first quarter of 2006. The increase in our net income was primarily due to a $27.6 million increase in our net investment income, a $20.8 million increase in net realized gains on investments and a $10.9 million increase in our net premiums earned, and partially offset by a $46.8 million increase in net claims and claim expenses.

Included in our first quarter 2007 results is $45.3 million of net negative impact from European windstorm Kyrill (‘‘Kyrill’’) which occurred in January 2007. Net negative impact includes net claims and claims expenses incurred of $78.1 million, partially offset by net reinstatement premiums earned of $7.2 million and minority interest of $25.6 million. This estimate is based on a review of potentially exposed contracts, information reported by counterparties, discussions with counterparties and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill than with large U.S. losses. The net negative impact from Kyrill is all attributable to the Company’s Reinsurance segment.

Book value per common share increased $2.33 to $36.71 at March 31, 2007, compared to $34.38 at December 31, 2006. Book value per common share plus accumulated dividends increased $2.55 to $43.05 at March 31, 2007, compared to $40.50 at December 31, 2006. The growth in book value per share was driven by our net income of $190.8 million, a $2.2 million increase in accumulated other comprehensive income, less $16.0 million of common dividends. Common shares outstanding increased by 0.2 million to 72.3 million at March 31, 2007 from 72.1 million at December 31, 2006.

Underwriting Results

In the first quarter of 2007, we generated $124.4 million of underwriting income, compared to $162.7 million in the first quarter of 2006. The decrease in underwriting income was driven by higher net claims and claim expenses as discussed below. We had a combined ratio of 65.6%, a net claims and claim expense ratio of 40.2% and an underwriting expense ratio of 25.4%, in the first quarter of 2007, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 53.7%, 28.2% and 25.5%, respectively, in the first quarter of 2006.

Gross premiums written decreased $115.7 million to $632.7 million in the first quarter of 2007, compared to $748.4 million in the first quarter of 2006. The decrease in gross premiums written was principally due to less favorable pricing and terms for the first quarter of 2007 renewals, compared to the first quarter of 2006, for both our Reinsurance and Individual Risk segments. The less favorable pricing was principally driven by a softening market following the low level of insured catastrophe losses occurring during 2006. Gross premiums written in our Reinsurance segment decreased $67.8 million: property catastrophe gross premiums written decreased $41.7 million while specialty reinsurance gross premiums written decreased $26.1 million; and gross premiums written in our Individual Risk segment decreased $47.4 million. Net premiums written decreased $126.8 million in the first quarter of 2007 to $571.0 million from $697.8 million in the first quarter of 2006. The decrease in net premiums written was primarily due to the decrease in gross premiums written noted above and an $11.1 million increase in ceded premiums written in the first quarter of 2007 compared to the first quarter of 2006. Net premiums earned increased $10.9 million to $362.6 million in the first quarter of 2007, compared to $351.7 million in the first quarter of 2006 due to the Company’s 2006 growth in net premiums written, which continue to be earned into 2007.

Net claims and claim expenses increased by $46.8 million to $146.0 million in the first quarter of 2007 compared to $99.2 million in the same quarter of 2006, primarily due to $78.1 million of current accident year losses related to Kyrill. We experienced $47.1 million of favorable development on prior year reserves in the first quarter of 2007, compared to $41.9 million of favorable development in the first quarter of 2006. Operating expenses increased by $7.6 million to $28.5 million in the first quarter of 2007, compared to $20.9 million in the first quarter of 2006. The increase in such expenses was primarily due to the Company’s growth in 2006 which has led to an increase in the number of employees and higher compensation related expenses.

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

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the three months ended March 31, 2007 and 2006:

Reinsurance segment overview

Three months ended March 31,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$515,967	$583,774	$(67,807)
Net premiums written	$476,219	$548,457	$(72,238)
Net premiums earned	254,779	213,373	41,406
Net claims and claim expenses incurred	92,127	36,680	55,447
Acquisition expenses	28,362	28,506	(144)
Operational expenses	18,191	12,544	5,647
Underwriting income	$116,099	$135,643	$(19,544)
Net claims and claim expenses incurred – current accident year	$122,406	$75,713	$46,693
Net claims and claim expenses incurred – prior accident years	(30,279)	(39,033)	8,754
Net claims and claim expenses incurred – total	$92,127	$36,680	$55,447
Net claims and claim expense ratio – current accident year	48.0%	35.5%	12.5%
Net claims and claim expense ratio – prior accident years	(11.9%)	(18.3%)	6.4%
Net claims and claim expense ratio – calendar year	36.1%	17.2%	18.9%
Underwriting expense ratio	18.3%	19.2%	(0.9%)
Combined ratio	54.4%	36.4%	18.0%

(1)	Reinsurance gross premiums written includes $6.6 million and $6.1 million of premiums assumed from the Individual Risk segment for the three months ended March 31, 2007 and 2006, respectively.

Reinsurance Segment Gross Premiums Written   –   Gross premiums written in our Reinsurance segment decreased by $67.8 million to $516.0 million in the first quarter of 2007, compared to the first quarter of 2006. The decrease is principally due to less favorable pricing and terms for the first quarter of 2007 renewals, compared to the first quarter of 2006. The less favorable pricing was principally driven by a softening market following the low level of insured catastrophe losses occurring during 2006. Our Reinsurance segment results have been increasingly impacted in recent periods by a certain number of comparably large transactions with significant clients.

Reinsurance Segment Underwriting Results   –   Our Reinsurance segment generated $116.1 million of underwriting income in the first quarter of 2007, compared to $135.6 million in the first quarter of 2006, a decrease of $19.5 million. The decrease in underwriting income was primarily due to an increase in net claims and claim expenses of $55.4 million principally related to Kyrill and an increase in operational expenses of $5.6 million, partially offset by an increase in net premiums earned of $41.4 million. In the first quarter of 2007, our Reinsurance segment generated a net claims and claim expense ratio of 36.1%, an underwriting expense ratio of 18.3% and a combined ratio of 54.4%, compared to 17.2%, 19.2% and 36.4%, respectively, in the first quarter of 2006. Current accident year losses of $122.4 million increased $46.7 million from $75.7 million in the first quarter of 2006 due primarily to Kyrill as discussed above. During the first quarter of 2007 and 2006, we had favorable development of $30.3 million and $39.0 million, respectively, which was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance business unit.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $4.0 million and $1.2 million for the first quarters of 2007 and 2006, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 1.6% and 0.6% for the first quarters of 2007 and 2006, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $13.3 million and $9.4 million for the first quarters of 2007 and 2006, respectively.

Catastrophe

Catastrophe overview

Three months ended March 31,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Property catastrohpe gross premiums written
Renaissance	$240,027	$283,797	$(43,770)
DaVinci	158,937	156,913	2,024
Total property catastrophe gross premiums written (1)	$398,964	$440,710	$(41,746)
Net premiums written	$359,216	$405,393	$(46,177)
Net premiums earned	200,393	155,806	44,587
Net claims and claim expenses incurred	91,292	42,458	48,834
Acquisition expenses	21,634	19,265	2,369
Operational expenses	13,677	7,592	6,085
Underwriting income	$73,790	$86,491	$(12,701)
Net claims and claim expenses incurred – current accident year	$89,961	$31,493	$58,468
Net claims and claim expenses incurred – prior accident years	1,331	10,965	(9,634)
Net claims and claim expenses incurred – total	$91,292	$42,458	$48,834
Net claims and claim expense ratio – current accident year	44.9%	20.2%	24.7%
Net claims and claim expense ratio – prior accident years	0.7%	7.0%	(6.3%)
Net claims and claim expense ratio – calendar year	45.6%	27.2%	18.4%
Underwriting expense ratio	17.6%	17.2%	0.4%
Combined ratio	63.2%	44.4%	18.8%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $6.6 million and $6.1 million for the three months ended March 31, 2007 and 2006, respectively.

Catastrophe Reinsurance Gross Premiums Written   –   In the first quarter of 2007, our catastrophe reinsurance gross premiums written decreased by $41.7 million to $399.0 million, compared to the first quarter of 2006. The decrease in the first quarter of 2007 was primarily due to a softening market, and as a result of which we wrote less premium.

Catastrophe Reinsurance Underwriting Results   –   Our catastrophe unit generated $73.8 million of underwriting income in the first quarter of 2007, compared to $86.5 million in the first quarter of 2006, a decrease of $12.7 million. The decrease in underwriting income was due primarily to an increase in net claims and claim expenses of $48.8 million principally related to Kyrill and an increase in operational expenses of $6.1 million, and partially offset by an increase in net premiums earned of $44.6 million. In the first quarter of 2007, our catastrophe unit generated a net claims and claim expense ratio of 45.6%, an underwriting expense ratio of 17.6% and a combined ratio of 63.2%, compared to 27.2%, 17.2% and 44.4%, respectively, in the first quarter of 2006. Current accident year losses of $90.0 million were up $58.5 million from $31.5 million in the first quarter of 2006, primarily due to Kyrill as discussed above. During the first quarter of 2007, we experienced $1.3 million of unfavorable development on prior year reserves compared to $11.0 million of unfavorable development in the first quarter of 2006.

Specialty

Specialty overview

Three months ended March 31,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$107,590	$121,843	$(14,253)
DaVinci	9,413	21,221	(11,808)
Total specialty gross premiums written (1)	$117,003	$143,064	$(26,061)
Net premiums written	$117,003	$143,064	$(26,061)
Net premiums earned	54,386	57,567	(3,181)
Net claims and claim expenses incurred	835	(5,778)	6,613
Acquisition expenses	6,728	9,241	(2,513)
Operational expenses	4,514	4,952	(438)
Underwriting income	$42,309	$49,152	$(6,843)
Net claims and claim expenses incurred – current accident year	$32,445	$44,220	$(11,775)
Net claims and claim expenses incurred – prior accident years	(31,610)	(49,998)	18,388
Net claims and claim expenses incurred – total	$835	$(5,778)	$6,613
Net claims and claim expense ratio – current accident year	59.7%	76.8%	(17.1%)
Net claims and claim expense ratio – prior accident years	(58.1%)	(86.9%)	28.8%
Net claims and claim expense ratio – calendar year	1.6%	(10.1%)	11.7%
Underwriting expense ratio	20.7%	24.7%	(4.0%)
Combined ratio	22.3%	14.6%	7.7%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the specialty unit of $nil and $nil for the three months ended March 31, 2007 and 2006, respectively.

Specialty Reinsurance Gross Premiums Written   –   In the first quarter of 2007, our specialty reinsurance gross premiums written decreased by $26.1 million to $117.0 million compared to $143.1 million in the first quarter of 2006. The decrease in specialty premium was due to our underwriters non-renewing certain programs where we believed the pricing or terms were not attractive. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results   –   Our specialty unit generated $42.3 million of underwriting income in the first quarter of 2007, compared to $49.2 million in the first quarter of 2006, a decrease of $6.8 million, primarily due to a decrease in net earned premiums and an increase in net claims and claim expenses. During the first quarter of 2007, we experienced $31.6 million of favorable development on prior accident years primarily as a result of lower loss emergence than initially expected and a change to our initial expected loss ratios for two lines of business. During the first quarter of 2006, we experienced favorable development of $50.0 million which was primarily driven by lower than expected reported claims on prior year reserves. In the first quarter of 2007, our specialty unit generated a net claims and claim expense ratio of 1.6%, an underwriting expense ratio of 20.7% and a combined ratio of 22.3%, compared to a negative net claims and claim expense ratio of (10.1%), an underwriting expense ratio of 24.7% and a combined ratio of 14.6%, in the first quarter of 2006. Current accident year losses of $32.4 million were down $11.8 million from $44.2 million in the first quarter of 2006 due to a decrease in earned premium and a lower weighted average initial expected loss ratio.

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

Below is a summary of the underwriting results and ratios for the three months ended March 31, 2007 and 2006 for our Individual Risk segment:

Individual Risk segment overview

Three months ended March 31,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$59,141	$66,827	$(7,686)
Commercial property	42,505	54,002	(11,497)
Personal lines property	21,670	49,895	(28,225)
Gross premiums written	$123,316	$170,724	$(47,408)
Net premiums written	$94,808	$149,378	$(54,570)
Net premiums earned	$107,839	$138,299	$(30,460)
Net claims and claim expenses incurred	53,865	62,498	(8,633)
Acquisition expenses	35,367	40,308	(4,941)
Operational expenses	10,333	8,387	1,946
Underwriting income	$8,274	$27,106	$(18,832)
Net claims and claim expenses incurred – current accident year	$70,659	$65,367	$5,292
Net claims and claim expenses incurred – prior years	(16,794)	(2,869)	(13,925)
Net claims and claim expenses incurred – total	$53,865	$62,498	$(8,633)
Net claims and claim expense ratio – current accident year	65.5%	47.3%	18.2%
Net claims and claim expense ratio – prior accident years	(15.6%)	(2.1%)	(13.5%)
Net claims and claim expense ratio – calendar year	49.9%	45.2%	4.7%
Underwriting expense ratio	42.4%	35.2%	7.2%
Combined ratio	92.3%	80.4%	11.9%

Individual Risk Segment Gross Premiums Written   –   Premiums generated by our Individual Risk segment decreased $47.4 million to $123.3 million in the first quarter of 2007 from $170.7 million in the first quarter of 2006. The decrease was primarily due to the fact that the Company terminated certain personal lines property quota share contracts in the second quarter of 2006, which, as a result, were included in the Individual Risk segment premiums for the first quarter of 2006, but are not included in the first quarter of 2007. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business.

Individual Risk Segment Underwriting Results – Our Individual Risk segment generated $8.3 million of underwriting income in the first quarter of 2007, compared to $27.1 million in the first quarter of 2006, a decrease of $18.8 million. The decrease was due primarily to a $30.5 million decrease in net premiums earned and an increase in the net claims and claim expense ratio. In the first quarter of 2007, our Individual Risk segment generated a net claims and claim expense ratio of 49.9%, an underwriting expense ratio of 42.4% and a combined ratio of 92.3%, compared to 45.2%, 35.2% and 80.4%, respectively, in the first quarter of 2006. The current accident year net claims and claim expense ratio of 65.5% for the three months ended March 31, 2007 was 18.2 percentage points higher than the first quarter of 2006. The increase in this ratio was due primarily to a lower amount of premium earned in the first quarter of 2007 than in the first quarter of 2006. This was due to the decrease in gross premiums written as noted above as well as an increase in ceded earned premium which totaled $37.1 million and $21.2 million for the three months ending March 31, 2007 and 2006, respectively. In addition, our Individual Risk business includes less earned premium from personal lines property business in the first quarter of 2007 than the first quarter of 2006. In the absence of catastrophes, the personal lines property business generates a lower expected loss ratio than the commercial property and commercial multi-line business, thereby increasing our current accident year loss ratio compared to the same period in 2006. Our Individual Risk prior year reserves developed favorably by $16.8 million in the first quarter of 2007 due to lower than expected claims emergence. During the first quarter of 2006, Individual Risk experienced $2.9 million of favorable development on prior year reserves.

Net Investment Income

Net investment income increased $27.6 million to $108.0 million in the first quarter of 2007, compared to $80.4 million for the first quarter in 2006 reflecting a combination of comparably strong returns and higher average invested assets in our portfolio of fixed maturity investments available for sale and short term investments. In addition, our other investments, which include hedge funds and private equity investments, earned $37.0 million in the first quarter of 2007 compared to $26.7 million in the first quarter of 2006, of which $22.6 million and $18.3 million relates to net unrealized gains in the first quarter of 2007 and 2006, respectively.

Net Realized Investment Gains (Losses)

In the first quarter of 2007, we benefited from net realized investment gains of $4.1 million compared to net realized investment losses of $16.8 million in the first quarter of 2006. Net realized investment gains in the first quarter of 2007 were driven by the decrease in other than temporary impairment charges to $1.5 million compared to $18.8 million in the first quarter of 2006. Credit-related impairment charges totaled $nil and $nil in the first quarter of 2007 and 2006, respectively.

Equity in Earnings of Other Ventures

Three months ended March 31,	2007	2006
(in thousands of U.S. dollars)
ChannelRe	$4,829	$3,663
Top Layer Re	3,933	2,789
Starbound	1,686	—
Tower Hill	253	100
Total equity in earnings of other ventures	$10,701	$6,552

Equity in earnings of other ventures in the first quarter of 2007 represents our pro-rata share of the net income from our investments in our joint ventures, ChannelRe, Top Layer Re, Starbound and Tower Hill. Equity in earnings of other ventures generated $10.7 million in income in the first quarter of 2007, compared to $6.6 million in the first quarter of 2006. The $4.1 million increase in equity in earnings of other ventures in the first quarter of 2007 compared to the first quarter of 2006 is primarily due to the inclusion of Starbound and increased earnings in Top Layer Re and ChannelRe. The equity pick-up for our earnings in ChannelRe and Tower Hill is recorded one quarter in arrears.

Other Loss

The fee income and other items as reported in other loss are detailed below:

Three months ended March 31,	2007	2006
(in thousands of U.S. dollars)
Fee income	$1,259	$1,007
Other items	(3,462)	(2,686)
Total other loss	$(2,203)	$(1,679)

Fee income was principally generated from the annual management fee we receive from Platinum and increased to $1.3 million in the first quarter of 2007 compared to $1.0 million in the first quarter of 2006. Our current services agreement with Platinum expires on September 30, 2007. Other items generated a loss of $3.5 million in the first quarter of 2007, principally driven by a $7.0 million loss related to assumed and ceded reinsurance contracts that are classified as derivatives and deposit contracts under GAAP, offset by a $1.7 million mark-to-market gain on our warrant to purchase 2.5 million shares of Platinum common stock and $2.5 million of net trading income in the quarter related to our weather trading activities. This compares to a loss of $2.7 million in the first quarter of 2006, which was primarily due to a $3.3 million mark-to-market loss on our Platinum warrants.

Other Items

Interest expense increased by $2.7 million to $12.0 million in the first quarter of 2007, compared to $9.3 million in the first quarter of 2006, principally due to a $3.6 million redemption premium paid upon the redemption on March 1, 2007, of all of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% trust preferred capital securities (the ‘‘Capital Securities’’) of the Company’s Capital Trust, and partially offset by lower average outstanding debt during the first quarter of 2007 compared to the first quarter of 2006.

Minority interest decreased $2.4 million to $29.1 million in the first quarter of 2007, compared to $31.5 million in the first quarter of 2006, due to a reduction in DaVinciRe’s net income in the first quarter of 2007, compared to the first quarter of 2006.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At March 31, 2007, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.1 billion, and the amount of capital and surplus required to be maintained was $325.1 million. During the first three months of 2007, Renaissance Reinsurance, DaVinciRe and Glencoe declared aggregate cash dividends of $152.5 million, $nil and $nil, respectively, compared with $42.4 million, $nil and $nil, respectively, during the first three months of 2006. Because of an accumulated deficit in earned surplus from prior operations, Glencoe is currently not permitted to pay ordinary dividends without Bermuda Monetary Authority (‘‘BMA’’) approval.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (‘‘TDI’’) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At March 31, 2007, the statutory capital and surplus of Stonington was $90.7 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500.0 million revolving credit facility to meet additional liquidity and capital requirements. At March 31, 2007, we have not drawn against this revolving credit facility.

CASH FLOWS

Cash flows from operating activities in the first three months of 2007 were $150.6 million, which principally consisted of our net income of $201.9 million and increases in reserves for unearned premiums of $190.5 million, offset by a $119.6 million increase in premiums receivable and a $162.3 million decrease in reinsurance balances payable, among other items. The increase in premiums receivable was principally due to our gross premiums written in the first three months of 2007. The decrease in reinsurance balances payable was due to the payment to our counter parties for reinsurance coverages purchased.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at March 31, 2007, it is likely that we will experience a significant amount of paid claims in 2007 which could reduce our cash flows from operations during 2007, perhaps significantly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at March 31, 2007 and December 31, 2006:

At March 31, 2007	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$380,995	$282,113	$247,714	$910,822
Specialty reinsurance	94,178	78,215	406,171	578,564
Total Reinsurance	475,173	360,328	653,885	1,489,386
Individual Risk	267,059	21,088	332,331	620,478
Total	$742,232	$381,416	$986,216	$2,109,864
At December 31, 2006
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$366,337	$282,544	$226,579	$875,460
Specialty reinsurance	104,010	77,315	412,466	593,791
Total Reinsurance	470,347	359,859	639,045	1,469,251
Individual Risk	272,119	15,611	341,174	628,904
Total	$742,466	$375,470	$980,219	$2,098,155

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the quarters ended March 31, 2007 and 2006, changes to prior year estimated claims reserves increased our net income by $47.1 million and $41.9 million, respectively.

A 10% change to our reserves at March 31, 2007 would equate to a $211.0 million adjustment to net claims and claim expenses incurred, which represents 110.6% of our net income available to common shareholders for the quarter ended March 31, 2007, and 6.4% of shareholders’ equity at March 31, 2007. We are developing an analytical approach to quantifying reasonably likely changes to the variability of our key reserving assumptions embedded in our reserving estimation techniques. We will include the results of this analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Reserving for our reinsurance claims involves other uncertainties, such as our dependence on information from ceding companies, which among other matters, includes the time lag inherent in reporting information from the primary insurer to us or to our ceding companies and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of paid claims and case reserves. We sometimes also receive an estimate or provision for IBNR. This information is often updated and adjusted from time to time during the loss settlement period as new data or facts in respect of initial claims, client accounts, industry or event trends may be reported or emerge in addition to changes in applicable statutory and case laws.

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

CAPITAL RESOURCES

Our total capital resources at March 31, 2007 and December 31, 2006 were as follows:

(in thousands of U.S. dollars)	At March 31, 2007	At December 31, 2006
Common shareholders’ equity	$2,653,560	$2,480,497
Preference shares	650,000	800,000
Total shareholders’ equity	3,303,560	3,280,497
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to capital trust	—	103,093
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility − borrowed	200,000	200,000
DaVinciRe revolving credit facility − unborrowed	—	—
Revolving credit facility − borrowed	—	—
Revolving credit facility − unborrowed	500,000	500,000
Total capital resources	$4,253,560	$4,333,590

In the first three months of 2007, our capital resources decreased by $80.0 million, primarily due to the redemption of our $103.1 million of 8.54% subordinated obligation to capital trust combined with our redemption of $150.0 million of our Series A Preference Shares, offset by our net income available to common shareholders of $190.8 million.

In December 2006, we raised $300.0 million through the issuance of 12 million Series D Preference Shares; in March 2004, we raised $250.0 million through the issuance of 10 million Series C Preference Shares; in February 2003, we raised $100.0 million through the issuance of 4 million Series B Preference Shares; and in November 2001, we raised $150.0 million through the issuance of 6 million Series A Preference Shares. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at our option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60%, 6.08% and 7.30%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series D, Series C and Series B Preference Shares prior to December 11, 2011, March 23, 2009 and February 4, 2008, respectively, at $26 per share. On December 15, 2006, we gave redemption notices to the holders of the Series A Preference Shares to redeem such shares for $25 per share. At March 31, 2007, we had redeemed all of the Series A Preference Shares for $150.0 million plus accrued and unpaid dividends thereon. The preference shares have no stated maturity and are not convertible into any other of our securities.

In January 2003, we issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, we issued $150.0 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at March 31, 2007.

In 1997, our Capital Trust issued Capital Securities which paid cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. RenaissanceRe repurchased an aggregate of $15.4 million of the Capital Securities after their issuance. The sole asset of the Capital Trust consists of our junior subordinated debentures. On January 25, 2007, the Capital Trust called for redemption all of the outstanding Capital Securities on March 1, 2007, concurrent with the redemption by the Company of the underlying 8.54% junior subordinated debentures held by the Capital Trust. The redemption price for such Capital Securities was $1,042.70 per security plus accrued and unpaid dividends thereon, up to but excluding, the redemption date. The redemption of the 84,630 Capital Securities not already owned by the Company occurred on March 1, 2007, the redemption date. The aggregate redemption price, including accrued and unpaid dividends up to, but excluding March 1, 2007, was $91.9 million, exclusive of securities previously repurchased and held by us.

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility. At March 31, 2007, the initial $100.0 million drawn in 2002 remained outstanding as did an additional borrowing of $100.0 million which was made during 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.0% during the first quarter of 2007 (2006 – 5.3%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At March 31, 2007, DaVinciRe was in compliance with the covenants under this agreement.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. (‘‘RIHL’’). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. On April 27, 2007, the reimbursement agreement was amended and restated to, among other things, (i) extend the term of the agreement to April 6, 2010; (ii) change the total commitment thereunder from $1.7 billion to $1.4 billion; (iii) provide for the potential increase of the total commitment to up to $1.8 billion if certain conditions are met; and (iv) increase the minimum net worth requirement with respect to DaVinci by $150.0 million to $300.0 million. At March 31, 2007, we had $1,028.9 million of letters of credit with effective dates on or before March 31, 2007 outstanding under the facility and total letters of credit outstanding under all facilities of $1,097.1 million.

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

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No advances were outstanding under this facility at March 31, 2007 (December 31, 2006 – $nil). Interest rates on the facility are based on a spread above LIBOR, and averaged nil% during the first quarter of 2007 as there were no advances outstanding at March 31, 2007 (March 31, 2006 – 5.1%). As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

In the fourth quarter of 2005 our consolidated joint venture, DaVinciRe, raised $320.6 million of equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. In conjunction with the transaction, we modified the DaVinciRe shareholders agreement and provided new and existing shareholders with new rights. The second amended and restated shareholders agreement provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held. Any share repurchases are subject to certain limitations, as described in the second amended and restated shareholders agreement, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, commencing March 1, 2007, if they desire to have DaVinciRe repurchase shares. The repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. As of March 31, 2007, one shareholder had put in a repurchase notice on or before the March 1, 2007 repurchase notice date. The repurchase notice was for shares with a GAAP book value of $28.7 million at December 31, 2006.

Effective January 1, 2006, the Company purchased the shares of one of DaVinciRe’s original shareholders for $15.4 million, subject to a true-up for development on outstanding loss reserves after the settlement of all claims relating to the applicable years; thereby increasing our economic ownership to 22.3%. In addition, on February 1, 2006, DaVinciRe raised an additional $53.9 million of equity capital. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position. Our economic ownership interest in DaVinciRe was 20.5% at March 31, 2007.

SHAREHOLDERS’ EQUITY

In the first quarter of 2007, our consolidated shareholders’ equity, including preference shares, increased by $23.1 million to $3.3 billion at March 31, 2007, from $3.3 billion at December 31, 2006. The change in shareholders’ equity was due to our net income available to common shareholders of $190.8 million, reduced by $16.0 million of dividends paid to our common shareholders and the redemption of all our Series A Preference Shares of $150.0 million plus accrued and unpaid dividends.

INVESTMENTS

At March 31, 2007, we held investments totaling $6.2 billion, compared to $6.3 billion at December 31, 2006.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At March 31, 2007	At December 31, 2006
Fixed maturity investments available for sale, at fair value	$3,155,864	$3,111,930
Short term investments, at cost	2,183,564	2,410,971
Other investments, at fair value	620,576	592,829
Total managed investments portfolio	5,960,004	6,115,730
Investments in other ventures, under equity method	239,021	227,075
Total investments	$6,199,025	$6,342,805

Our total investments for the three months ended March 31, 2007 decreased by $143.8 million from December 31, 2006, primarily due to the use of proceeds from our investment portfolio to fund certain financing activities during the first quarter of 2007 including the redemptions of our Series A Preference Shares and our debentures underlying the Capital Securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At March 31, 2007, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2006 – AA), an average duration of 1.3 years (December 31, 2006 – 1.3 years) and an average yield to maturity of 5.1% (December 31, 2006 – 5.3%).

Other Investments

The table below shows our portfolio of other investments at March 31, 2007 and December 31, 2006:

(in thousands of U.S. dollars)	At March 31, 2007	At December 31, 2006
Private equity partnerships	$247,809	$223,245
Catastrophe bonds	115,865	114,614
Senior secured bank loan fund	83,007	81,428
Hedge funds	73,283	72,439
Non-US convertible fund	37,754	36,080
European high yield credit fund	32,847	31,919
Medium term note representing an interest in a pool of European fixed income securities	30,000	30,000
Miscellaneous other investments	11	3,104
Total investments	$620,576	$592,829

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $37.0 million at March 31, 2007, compared to $26.7 million at March 31, 2006 of which $22.6 million (2005 – $18.3 million) was related to net unrealized gains.

At March 31, 2007, we have committed capital to private equity partnerships of $361.7 million, of which $221.5 million had been contributed at March 31, 2007.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At March 31, 2007	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands of U.S. dollars)
Long-term debt obligations (1)
7.0% Senior Notes	$163,549	$10,500	$153,049	$—	$—
5.875% Senior Notes	134,542	5,875	11,750	11,750	105,167
DaVinciRe revolving credit facility (2)	237,808	12,000	24,000	201,808	—
Private equity commitments (3)	138,715	138,715	—	—	—
Operating lease obligations	48,227	5,493	10,069	8,767	23,898
Obligations under credit derivative contracts	1,991	1,343	648	—	—
Reserve for claims and claim expenses (4)	2,109,864	731,696	670,650	259,167	448,351
Total contractual obligations	$2,834,696	$905,622	$870,166	$481,492	$577,416

(1)	Includes contractual interest and dividend payments.
(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2007 through 2011 based upon the current interest rate on the facility.
(3)	Private equity commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.
(4)	We caution the reader that the information provided above relates to estimated future payment dates of our reserves for claims and claim expenses, is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, at times significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm. This firm has based its estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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

CURRENT OUTLOOK

We currently anticipate the following developments in our business:

Market conditions

The insurance industry experienced relatively benign catastrophe loss activity in 2006, which was in contrast to 2005, where hurricane Katrina is estimated to have resulted in a record level of insured property losses. There had also been an aggregation of other catastrophic insured losses in 2005, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. These losses followed an active year in 2004 in which there were four major hurricanes that made landfall in Florida. These losses increased perceptions of risk resulting in increased demand for, and reduced availability of, catastrophe exposed insurance and reinsurance during 2006. The affected lines include catastrophe reinsurance and catastrophe-exposed homeowners business, and also includes other catastrophe exposed lines of business, such as large account commercial property. The increased demand for catastrophe reinsurance products along with improved pricing and policy terms resulted in an increase in new capital within the industry including substantial new company formation, with a significant amount of capital raised to support the affected catastrophe exposed classes of business. With benign catastrophe loss activity in 2006, the competition for catastrophe reinsurance has increased and we currently expect competition to continue to increase in 2007. In addition, we believe that current market dynamics and overall capacity supply and demand levels may unfavorably impact our non-catastrophe lines in 2007.

In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A (the ‘‘Bill’’), that increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida now provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expands the ability of Citizens, a state-sponsored entity, to compete with private insurance companies, such as ours. While we intend to seek to utilize our strong relationships, record of superior service and financial strength to mitigate the impact of the Bill, because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the Bill may have a disproportionate adverse impact on us compared to other market participants.

Reinsurance segment

For 2007, we are currently projecting an approximate 15% decline in our property catastrophe gross premiums written, compared to our 2006 property catastrophe gross premiums written. The market for our catastrophe reinsurance products is dynamic and changes in state-sponsored catastrophe funds such as the FHCF noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry, can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. As a consequence, our estimate of catastrophe gross premiums written for 2007 is subject to material change.

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

Individual Risk segment

We currently expect that our Individual Risk business gross premiums written will be essentially flat for 2007 when compared to 2006. While we are actively pursuing new business opportunities, our disciplined underwriting approach and in depth due diligence process means that growth opportunities within this segment take time. We believe that we may experience increasing competition for attractive new programs, and for the retention of our current programs, in light of current market dynamics.

New business

We established our Ventures unit to facilitate strategic investments. We may consider opportunities in other areas of the insurance and reinsurance markets, or in other financial markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	we are exposed to significant losses from catastrophic events and other exposures that we cover that may cause significant volatility in our financial results;

•	the frequency and severity of catastrophic events could exceed our estimates and cause losses greater than we expect;

•	risks associated with implementing our business strategies and initiatives, including the risks that we will fail to build or maintain the operations, controls and other infrastructure necessary in respect of our more recent, new or proposed initiatives;

•	risks relating to our strategy of relying on program managers, third-party administrators, and other vendors to support our Individual Risk operations;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	risks associated with executing our strategy in our newer specialty reinsurance and Individual Risk businesses;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks relating to the passage of recent legislation in Florida relating to reinsurance coverages offered by the Florida Hurricane Catastrophe Fund (‘‘FHCF’’), and competition from the state-sponsored Citizens Property Insurance Corporation (‘‘Citizens’’), as well as the risk that similar legislation will be enacted in other states or regions;

•	the inherent uncertainties in our reserving process, including those related to the 2005 catastrophes, which uncertainties we believe are increasing as we diversify into new product classes;

•	risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as the possible trend toward significant global warming and other aspects of climate change which have the potential to adversely affect our business, or the potential for significant industry losses from a matter such as an avian flu pandemic which could cause us to underestimate our exposures and potentially adversely impact our financial results;

•	we may be affected by increased competition, including from new entrants formed following hurricane Katrina, or in future periods by a decrease in the level of demand for our reinsurance or insurance products, particularly as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products;

•	risks due to our dependence on a few insurance and reinsurance brokers for a large portion of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third-party payments for which we might be liable;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks that the ongoing industry investigations, or the current governmental investigations and related proceedings involving former executives of the Company might impact us adversely, including as regards to our senior executive team;

•	risks relating to the availability and collectibility of our reinsurance with respect to both our Reinsurance and Individual Risk operations;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons;

•	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, DaVinciRe, Glencoe and RIHL, are subject to U.S. taxation;

•	the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•	risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms;

•	changes in the distribution or placement of risks due to increased consolidation of clients or insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	sanctions against us, as a Bermuda-based company, by multinational organizations;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the risks that U.S. federal or state governments will take actions to diminish the size of the private markets in respect of the coverages we offer, the risk of potential challenges to the Company’s claim of exemption from insurance regulation under current laws, the risk of increased global regulation of the insurance and reinsurance industry, and the risk that the Terrorism Risk Insurance Act of 2002 will not be renewed after 2007;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners; and

•	operational risks, including system or human failures.

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

We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; equity price risk; credit risk; and energy and weather-related risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K for the fiscal year ended December 31, 2006 for additional information related to the Company’s exposures to interest rate risk, foreign currency risk, equity price risk, credit risk and energy and weather-related risk.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at March 31, 2007, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 6, 2007, we announced that the SEC had accepted our offer of settlement to resolve the SEC’s investigation, pursuant to which we have consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. We will also retain an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. While we will strive to fully comply with the settlement agreement with the SEC, it is possible that the enforcement staff of the SEC or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or to be perceived to have failed to so comply could adversely affect us, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, our former Chairman and Chief Executive Officer, Martin J. Merritt, our former controller, and Michael W. Cash, a former officer of RenaissanceRe charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeks permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that will permanently enjoin him from violating or aiding or abetting future violations of the federal securities laws, bar him from serving as an officer or director of a public company, and defer the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. This ongoing matter could give rise to additional costs, distractions, or impacts to our reputation. It is possible that the ongoing investigation into our former officers could give rise to additional investigations or proceedings being commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil. While we intend to continue to cooperate with the ongoing investigations, we are unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on our business, including as to our senior management team.

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

Item 1A – Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases for the quarter March 31, 2007. RenaissanceRe’s Board has authorized a share repurchase program of $150.0 million, which the Company publicly announced on August 7, 2003. The table below details the repurchases that were made under the program during the quarter ended March 31, 2007, and also includes purchases representing withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Shares purchased for withholding tax		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning shares available to be repurchased							$149.3
January 1 − 31, 2007	1,551	$58.90	1,551	$58.90	—	$—	—
February 1 − 28, 2007	—	—	—	—	—	—	—
March 1 − 31, 2007	222,655	$49.97	26,355	$50.57	196,300	$49.90	9.8
Total	224,206	$50.03	27,906	$51.03	196,300	$49.90	$139.5

Subsequent to March 31, 2007 and through April 23, 2007, the Company has repurchased an additional 26,400 shares at an average price of $49.93. This reduces the amount available for repurchase under the Company’s current authorization to $138.2 million. These repurchases were effected pursuant to a trading plan adopted by the Company under Rule 10b5-1, which expires May 3, 2007. In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

a .	Exhibits:
31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amendment No. 1 dated as of March 1, 2007, to the Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie.
99.2	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.
99.3	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.
99.4	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.
By: /s/ Fred R. Donner Fred R. Donner Executive Vice President, Chief Financial Officer
By: /s/ Mark A. Wilcox Mark A. Wilcox Senior Vice President, Corporate Controller and Chief Accounting Officer

Date:    May 2, 2007