Form 10-Q
period 2007-06-30
RENAISSANCERE HOLDINGS LTD
filed 2007-08-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of July 23, 2007 was 72,250,449.

Total number of pages in this report: 53

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of U.S. dollars)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value (Amortized cost $3,161,218 and $3,078,416 at June 30, 2007 and December 31, 2006, respectively)	$3,179,189	$3,111,930
Short term investments, at cost	2,268,172	2,410,971
Other investments, at fair value	661,709	592,829
Investments in other ventures, under equity method	235,371	227,075
Total investments	6,344,441	6,342,805
Cash and cash equivalents	266,455	214,399
Premiums receivable	927,657	419,150
Ceded reinsurance balances	241,488	133,971
Losses recoverable	236,990	301,854
Accrued investment income	41,824	41,234
Deferred acquisition costs	171,931	106,918
Receivable for investments sold	193,387	61,061
Other assets	134,190	147,634
Total assets	$8,558,363	$7,769,026
Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,128,216	$2,098,155
Reserve for unearned premiums	1,145,739	578,424
Debt	450,000	450,000
Subordinated obligation to capital trust	—	103,093
Reinsurance balances payable	344,945	395,083
Payable for investments purchased	200,833	88,089
Other liabilities	114,406	125,401
Total liabilities	4,384,139	3,838,245
Minority Interest – DaVinciRe	714,186	650,284
Shareholders’ Equity
Preference shares	650,000	800,000
Common shares	72,266	72,140
Additional paid-in capital	283,693	284,123
Accumulated other comprehensive income	12,939	25,217
Retained earnings	2,441,140	2,099,017
Total shareholders’ equity	3,460,038	3,280,497
Total liabilities, minority interest and shareholders’ equity	$8,558,363	$7,769,026

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2007 and 2006
(in thousands of U.S dollars, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues
Gross premiums written	$845,860	$742,551	$1,478,589	$1,490,943
Net premiums written	$609,842	$512,244	$1,180,869	$1,210,079
Increase in unearned premiums	(251,388)	(81,303)	(459,797)	(427,466)
Net premiums earned	358,454	430,941	721,072	782,613
Net investment income	118,140	74,012	226,155	154,446
Net foreign exchange (losses) gains	(373)	(2,441)	4,794	582
Equity in earnings of other ventures	9,675	9,221	20,376	15,773
Other loss	(5,498)	(84)	(7,701)	(1,763)
Net realized losses on investments	(11,566)	(24,348)	(7,481)	(41,104)
Total revenues	468,832	487,301	957,215	910,547
Expenses
Net claims and claim expenses incurred	138,854	207,336	284,846	306,514
Acquisition expenses	59,509	74,597	123,238	143,411
Operational expenses	26,527	29,056	55,051	49,987
Corporate expenses	4,927	5,571	11,931	11,310
Interest expense	7,195	10,370	19,174	19,671
Total expenses	237,012	326,930	494,240	530,893
Income before minority interest and taxes	231,820	160,371	462,975	379,654
Minority interest – DaVinciRe	(37,399)	(21,207)	(66,506)	(52,664)
Income before taxes	194,421	139,164	396,469	326,990
Income tax expense	(680)	(94)	(787)	(277)
Net income	193,741	139,070	395,682	326,713
Dividends on preference shares	(10,575)	(8,662)	(21,711)	(17,325)
Net income available to common shareholders	$183,166	$130,408	$373,971	$309,388
Net income available to common shareholders per Common Share – basic	$2.57	$1.84	$5.25	$4.36
Net income available to common shareholders per Common Share – diluted	$2.53	$1.81	$5.16	$4.31
Dividends declared per common share	$0.22	$0.21	$0.44	$0.42

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
Preference shares
Balance – January 1	$800,000	$500,000
Redemption of Preference Shares	(150,000)	—
Balance – June 30	650,000	500,000
Common stock
Balance – January 1	72,140	71,523
Exercise of options, and issuance of restricted stock and awards	349	326
Repurchase of shares	(223)	—
Balance – June 30	72,266	71,849
Additional paid-in capital
Balance – January 1	284,123	279,762
Exercise of options, and issuance of restricted stock and awards	10,466	4,851
Repurchase of shares	(10,896)	—
Balance – June 30	283,693	284,613
Accumulated other comprehensive income
Balance – January 1	25,217	4,760
Net unrealized (losses) gains on securities, net of adjustment (see disclosure below)	(12,278)	233
Balance – June 30	12,939	4,993
Retained earnings
Balance – January 1	2,099,017	1,397,795
Net income	395,682	326,713
Dividends on Common Shares	(31,848)	(30,119)
Dividends on Preference Shares	(21,711)	(17,325)
Balance – June 30	2,441,140	1,677,064
Total Shareholders’ Equity	$3,460,038	$2,538,519
Comprehensive income (1)
Net income	$395,682	$326,713
Other comprehensive (loss) gain	(12,278)	233
Comprehensive income	$383,404	$326,946
Disclosure regarding net unrealized (losses) gains
Net unrealized holding losses arising during period	$(19,759)	$(40,871)
Net realized losses included in net income	7,481	41,104
Change in net unrealized (losses) gains on securities	$(12,278)	$233

(1)	Comprehensive income was $179.3 million and $142.0 million for the three months ended June 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
Cash flows provided by operating activities
Net income	$395,682	$326,713
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	(6,984)	(3,963)
Net realized losses on investments	7,481	41,104
Equity in undistributed earnings of other ventures	(7,615)	(3,307)
Net unrealized gains included in investment income	(48,231)	(25,544)
Net unrealized (gains) losses included in other loss	(8,478)	5,527
Minority interest in undistributed net income of DaVinciRe	66,506	52,664
Change in:
Premiums receivable	(508,507)	(494,582)
Ceded reinsurance balances	(107,517)	(184,181)
Deferred acquisition costs	(65,013)	(50,649)
Reserve for claims and claim expenses, net	94,925	(58,392)
Reserve for unearned premiums	567,315	611,647
Reinsurance balances payable	(50,138)	185,170
Other	11,946	(18,753)
Net cash provided by operating activities	341,372	383,454
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of investments available for sale	1,322,606	2,813,652
Purchases of investments available for sale	(1,422,001)	(2,979,108)
Net sales (purchases) of short term investments	142,799	(258,075)
Net (purchases) sales of other investments	(17,211)	85,167
Net sales (purchases) of investments in other ventures	2,262	(7,500)
Net cash provided by (used in) investing activities	28,455	(345,864)
Cash flows used in financing activities
Dividends paid – common shares	(31,848)	(30,119)
Dividends paid – preference shares	(21,711)	(17,325)
Net increase in minority interest	—	38,193
RenaissanceRe common share repurchase	(11,119)	—
Redemption of Series A preference shares	(150,000)	—
Redemption of capital securities	(103,093)	—
Net repayment of debt	—	(15,000)
Net cash used in financing activities	(317,771)	(24,251)
Net increase in cash and cash equivalents	52,056	13,339
Cash and cash equivalents, beginning of period	214,399	174,001
Cash and cash equivalents, end of period	$266,455	$187,340

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Expressed in U.S. Dollars)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, the fair value of other investments and financial instruments and the Company’s deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

•	RenaissanceRe Holdings Ltd. (‘‘RenaissanceRe’’ or the ‘‘Company’’) was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•	Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’) is the Company’s principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, such as Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’), Starbound Holdings Ltd. (‘‘Starbound’’) and Starbound Reinsurance II Limited (‘‘Starbound II’’), all recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). Because the Company owns a minority equity interest in, but controls a majority of the outstanding voting power of DaVinci’s parent, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Minority interest represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd., a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’). These operating subsidiaries principally include Stonington Insurance Company (‘‘Stonington’’), which writes business on an admitted basis, and Glencoe Insurance Ltd. (‘‘Glencoe’’) and Lantana Insurance Ltd. (‘‘Lantana’’), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery from reinsurers of a portion of certain claims and claim expenses in excess of various retentions. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $190.2 million and $96.7 million for the six months ended June 30, 2007 and 2006, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the six months ended June 30, 2007 were $62.4 million compared to $12.5 million for the six months ended June 30, 2006.

3.	Basic income per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted income per common share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to common shareholders	$183,166	$130,408
Denominator:
Denominator for basic income per common share –
Weighted average common shares	71,258,606	71,048,845
Per common share equivalents of employee stock options and restricted shares	1,171,024	876,678
Denominator for diluted income per common share – Adjusted weighted average common shares and assumed conversions	72,429,630	71,925,523
Basic income per common share	$2.57	$1.84
Diluted income per common share	$2.53	$1.81

Six months ended June 30,	2007	2006
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income attributable to common shareholders	$373,971	$309,388
Denominator:
Denominator for basic income per common share –
Weighted average common shares	71,269,626	70,991,781
Per common share equivalents of employee stock options and restricted shares	1,201,970	864,193
Denominator for diluted income per common share – Adjusted weighted average common shares and assumed conversions	72,471,596	71,855,974
Basic income per common share	$5.25	$4.36
Diluted income per common share	$5.16	$4.31

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.22 per share to shareholders of record on each of March 15 and June 15, 2007.

The Board of Directors has authorized a share repurchase program of $150.0 million, of which $138.2 million remained available at July 23, 2007. The Company repurchased $11.1 million of shares during the six months ended June 30, 2007. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of RenaissanceRe. See ‘‘Part II – Other Information – Item 2.’’

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

The Company’s financial results relating to Top Layer Re, Starbound, Starbound II, ChannelRe Holdings Ltd. (‘‘ChannelRe’’) and Platinum Underwriters Holdings Ltd. (‘‘Platinum’’) are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are its weather-related operating subsidiaries including Weather Predict Inc., Weather Predict Consulting Inc., RenRe Investment Managers Ltd. and Renaissance Trading Ltd.

The Company’s Individual Risk segment provides primary insurance and quota share reinsurance.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the individual segments.

A summary of the significant components of the Company’s revenues and expenses for the three and six months ended June 30, 2007 and 2006 is as follows:

Three months ended June 30, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$606,215	$238,391	$1,254	$—	$845,860
Net premiums written	$428,355	$181,487		—	$609,842
Net premiums earned	$225,987	$132,467		—	$358,454
Net claims and claim expenses incurred	62,528	76,326		—	138,854
Acquisition expenses	25,927	33,582		—	59,509
Operational expenses	16,451	10,076		—	26,527
Underwriting income	$121,081	$12,483		—	133,564
Net investment income				118,140	118,140
Equity in earnings of other ventures				9,675	9,675
Other loss				(5,498)	(5,498)
Interest and preference share dividends				(17,770)	(17,770)
Minority interest – DaVinciRe				(37,399)	(37,399)
Other items, net				(5,980)	(5,980)
Net realized losses on investments				(11,566)	(11,566)
Net income available to common shareholders				$49,602	$183,166
Net claims and claim expenses incurred – current accident year	$112,208	$85,793			$198,001
Net claims and claim expenses incurred – prior accident years	(49,680)	(9,467)			(59,147)
Net claims and claim expenses incurred – total	$62,528	$76,326			$138,854
Net claims and claim expense ratio – current accident year	49.7%	64.8%			55.2%
Net claims and claim expense ratio – prior accident years	(22.0%)	(7.1%)			(16.5%)
Net claims and claim expense ratio – calendar year	27.7%	57.7%			38.7%
Underwriting expense ratio	18.8%	33.0%			24.0%
Combined ratio	46.5%	90.7%			62.7%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Three months ended June 30, 2006	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$562,325	$210,829	$(30,603)	$—	$742,551
Net premiums written	$361,558	$150,686		—	$512,244
Net premiums earned	$278,061	$152,880		—	$430,941
Net claims and claim expenses incurred	97,945	109,391		—	207,336
Acquisition expenses	31,091	43,506		—	74,597
Operational expenses	19,763	9,293		—	29,056
Underwriting income (loss)	$129,262	$(9,310)		—	119,952
Net investment income				74,012	74,012
Equity in earnings of other ventures				9,221	9,221
Other loss				(84)	(84)
Interest and preference share dividends				(19,032)	(19,032)
Minority interest – DaVinciRe				(21,207)	(21,207)
Other items, net				(8,106)	(8,106)
Net realized losses on investments				(24,348)	(24,348)
Net income available to common shareholders				$10,456	$130,408
Net claims and claim expenses incurred – current accident year	$100,776	$117,892			$218,668
Net claims and claim expenses incurred – prior accident years	(2,831)	(8,501)			(11,332)
Net claims and claim expenses incurred – total	$97,945	$109,391			$207,336
Net claims and claim expense ratio – current accident year	36.2%	77.1%			50.7%
Net claims and claim expense ratio – prior accident years	(1.0%)	(5.5%)			(2.6%)
Net claims and claim expense ratio – calendar year	35.2%	71.6%			48.1%
Underwriting expense ratio	18.3%	34.5%			24.1%
Combined ratio	53.5%	106.1%			72.2%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Six months ended June 30, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,122,182	$361,707	$(5,300)	$—	$1,478,589
Net premiums written	$904,574	$276,295		—	$1,180,869
Net premiums earned	$480,766	$240,306		—	$721,072
Net claims and claim expenses incurred	154,655	130,191		—	284,846
Acquisition expenses	54,289	68,949		—	123,238
Operational expenses	34,642	20,409		—	55,051
Underwriting income	$237,180	$20,757		—	257,937
Net investment income				226,155	226,155
Equity in earnings of other ventures				20,376	20,376
Other loss				(7,701)	(7,701)
Interest and preference share dividends				(40,885)	(40,885)
Minority interest – DaVinciRe				(66,506)	(66,506)
Other items, net				(7,924)	(7,924)
Net realized losses on investments				(7,481)	(7,481)
Net income available to common shareholders				$116,034	$373,971
Net claims and claim expenses incurred – current accident year	$234,614	$156,452			$391,066
Net claims and claim expenses incurred – prior accident years	(79,959)	(26,261)			(106,220)
Net claims and claim expenses incurred – total	$154,655	$130,191			$284,846
Net claims and claim expense ratio – current accident year	48.8%	65.1%			54.2%
Net claims and claim expense ratio – prior accident years	(16.6%)	(10.9%)			(14.7%)
Net claims and claim expense ratio – calendar year	32.2%	54.2%			39.5%
Underwriting expense ratio	18.5%	37.2%			24.7%
Combined ratio	50.7%	91.4%			64.2%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Six months ended June 30, 2006	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,146,099	$381,553	$(36,709)	$—	$1,490,943
Net premiums written	$910,015	$300,064		—	$1,210,079
Net premiums earned	$491,434	$291,179		—	$782,613
Net claims and claim expenses incurred	134,625	171,889		—	306,514
Acquisition expenses	59,597	83,814		—	143,411
Operational expenses	32,307	17,680		—	49,987
Underwriting income	$264,905	$17,796		—	282,701
Net investment income				154,446	154,446
Equity in earnings of other ventures				15,773	15,773
Other loss				(1,763)	(1,763)
Interest and preference share dividends				(36,996)	(36,996)
Minority interest – DaVinciRe				(52,664)	(52,664)
Other items, net				(11,005)	(11,005)
Net realized losses on investments				(41,104)	(41,104)
Net income available to common shareholders				$26,687	$309,388
Net claims and claim expenses incurred – current accident year	$176,489	$183,259			$359,748
Net claims and claim expenses incurred – prior accident years	(41,864)	(11,370)			(53,234)
Net claims and claim expenses incurred – total	$134,625	$171,889			$306,514
Net claims and claim expense ratio – current accident year	35.9%	62.9%			46.0%
Net claims and claim expense ratio – prior accident years	(8.5%)	(3.9%)			(6.8%)
Net claims and claim expense ratio – calendar year	27.4%	59.0%			39.2%
Underwriting expense ratio	18.7%	34.9%			24.7%
Combined ratio	46.1%	93.9%			63.9%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

6.	Recently Issued Accounting Pronouncements

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’), on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated statements of operations or financial condition for the three and six months ended June 30, 2007.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (‘‘FAS 157’’). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority being unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any interim periods. The Company is currently evaluating the potential impact of FAS 157 on its statements of operations and financial condition when adopted.

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

7.	The Company received a subpoena from the Securities and Exchange Commission (the ‘‘SEC’’) in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also related to the Company’s business practice review and to its determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, the Company understands that certain of its customers or reinsurers may have been asked to provide or have provided documents and information in the framework of the ongoing industry-wide investigations with respect to contracts to which the Company is a party.

On February 6, 2007, the Company announced that the SEC had accepted its offer of settlement to the SEC to resolve the SEC’s investigation. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. Pursuant to the settlement the Company consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. The Company has retained an independent consultant to review certain of its internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of the Company’s Board of Directors and certain additional procedures performed by its auditors in connection with their audit of the Company’s financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. While the Company will strive to fully comply with the settlement agreement with the SEC, it is possible the Company will fail to do so, or that the enforcement staff of the SEC or the independent consultant may take issue with the Company’s cooperation despite its efforts. Any such failure to comply with the settlement agreement or to be perceived to have failed to so comply could adversely affect the Company, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, the Company’s former Chairman and Chief Executive Officer, Martin J. Merritt, the Company’s former controller, and Michael W. Cash, a former officer of RenaissanceRe, charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeking permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that permanently enjoins him from violating or aiding or abetting future violations of the federal securities laws, bars him from serving as an officer or director of a public company, and defers the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. This ongoing matter could give rise to additional costs, distractions, or impacts to the Company’s reputation. It is possible that the ongoing investigation into the Company’s former officers could give rise to additional investigations or proceedings being commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. While the Company intends to continue to cooperate with the ongoing investigations, the Company is unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on the Company’s business, including as to its senior management team.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and, in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint, which was amended in December 2006, names as defendants, in addition to the Company, current and former officers of the Company (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about its business and financial condition in, among other things, SEC filings and public statements. The Consolidated Amended Complaint, as amended, sought compensatory damages without specifying an amount.

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

The Company’s operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company’s primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from the Company’s business ventures. Any such litigation or arbitration contains an element of uncertainty, and the Company believes the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, the Company believes that no individual, normal course litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.

8.	Related Party Transactions

Effective June 1, 2007, the Company entered into several new reinsurance agreements with certain subsidiaries and affiliates of Tower Hill Holdings Inc. (‘‘Tower Hill’’). The new reinsurance agreements include four net retained personal property quota share agreements with certain subsidiaries and affiliates of Tower Hill. Included in the Company’s second quarter results within its specialty unit is $75.4 million of gross premiums written assumed from Tower Hill and its subsidiaries and affiliates related to these reinsurance agreements, including $65.6 million related to the portfolio transfer of the business from Tower Hill to the Company effective June 1, 2007. Gross premiums earned totaled $6.2 million and commissions incurred were $1.7 million for the second quarter of 2007 related to these contracts. The Company had a net related outstanding receivable balance of $53.3 million as of June 30, 2007 from Tower Hill related to these reinsurance agreements with the Company.

On May 31, 2007, the Company invested $10.0 million in Starbound II, which represents a 9.8% equity ownership interest in Starbound II. Starbound II is a Class 3 Bermuda domiciled reinsurer. Starbound II was capitalized on May 31, 2007 with $102.5 million of equity capital and $239.0 million of debt. The Company wrote additional property catastrophe excess of loss reinsurance contracts incepting on June 1, 2007 and then ceded up to 80% of these contracts to Starbound II in accordance with two fully-collateralized quota share agreements in return for an underwriting profit commission and an expense override. The Company manages the administration of Starbound II for an annual fee. The Company’s equity ownership interest in Starbound II is accounted for under the equity method of accounting. During the period ended June 30, 2007, the Company ceded $65.8 million of premium and $7.2 million of acquisition expenses to Starbound II. The Company had a net outstanding payable to Starbound II of $54.0 million at June 30, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2007 and 2006. The following also includes a discussion of our financial condition at June 30, 2007. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. We also direct readers to the Safe Harbor Disclosure included in this filing.

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

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to clients affected by these events. We are exposed to significant losses from these catastrophic events and other exposures that we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter or from year-to-year, based on the level of insured catastrophic losses occurring around the world.

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and 3) other income received from our joint ventures, equity in earnings of other ventures and various other items.

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) minority interest, which represents the interest of third parties with respect to the net income of DaVinciRe; and 6) interest and dividend costs related to our preference shares and debt securities. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-tax jurisdiction, the tax impact to our operations has historically been minimal.

The operating results, also known as the underwriting results, of an insurance or reinsurance company are discussed frequently by reference to its net claims and claim expense ratio, underwriting expense ratio, and combined ratio. The net claims and claim expense ratio is calculated by dividing net claims and claim expenses incurred by net premiums earned. The underwriting expense ratio is calculated by dividing underwriting expenses (acquisition expenses and operational expenses) by net premiums earned. The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting. A combined ratio over 100% generally indicates unprofitable underwriting. Investment income is not part of the combined ratio. Investment income is factored into overall profitability but not underwriting profitability. We also discuss our net claims and claim expense ratio on an accident year basis. This ratio is calculated by taking net claims and claim expenses, excluding development on net claims and claim expenses from events that took place in prior fiscal years, divided by net premiums earned.

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covers certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio in 2007 includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are a market leader in certain of these classes of business, such as catastrophe-exposed workers’ compensation, surety, terrorism and casualty clash.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re, DaVinci, Starbound, Starbound II and Timicuan Reinsurance Ltd. (‘‘Tim Re’’); 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; 3) investments in other market participants, such as our investments in ChannelRe and Platinum; and 4) other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, ChannelRe, Starbound, Starbound II, Tower Hill and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is primarily produced through three distribution channels: 1) program managers – in which we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) quota share reinsurance – in which we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions; and 3) brokers – in which we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

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

REMS© combines computer-generated simulations that estimate event probabilities with exposure and coverage information on each client’s reinsurance contract to produce an estimate of expected claims for reinsurance programs submitted to us. We have also customized REMS© by including perils, risks and geographic areas that are not captured in commercially available models.

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Summary Overview

Three months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$845,860	$742,551	$103,309
Net premiums written	609,842	512,244	97,598
Net premiums earned	358,454	430,941	(72,487)
Net claims and claim expenses incurred	138,854	207,336	(68,482)
Underwriting income	133,564	119,952	13,612
Net investment income	118,140	74,012	44,128
Net realized losses on investments	(11,566)	(24,348)	12,782
Net income available to common shareholders	183,166	130,408	52,758
Net income available to common shareholders per Common Share – diluted	$2.53	$1.81	$0.72
Net claims and claim expense ratio – current accident year	55.2%	50.7%	4.5%
Net claims and claim expense ratio – prior accident years	(16.5%)	(2.6%)	(13.9%)
Net claims and claim expense ratio – calendar year	38.7%	48.1%	(9.4%)
Underwriting expense ratio	24.0%	24.1%	(0.1%)
Combined ratio	62.7%	72.2%	(9.5%)

At June 30, 2007 and March 31, 2007	June 30, 2007	March 31, 2007	Change	% Change
Book value per common share	$38.88	$36.71	$2.17	5.9%
Accumulated dividends per common share	6.56	6.34	0.22	3.5%
Book value per common share plus accumulated dividends	$45.44	$43.05	$2.39	5.6%

Net income available to common shareholders was $183.2 million in the second quarter of 2007, compared to $130.4 million in the second quarter of 2006. Fully diluted net income available to common shareholders per common share was $2.53 for the second quarter of 2007, compared to $1.81 in the second quarter of 2006. The increase in net income and fully diluted earnings per share from the second quarter of 2006 to the second quarter of 2007 was primarily due to an increase in our net investment income, a reduction in realized losses and an increase in our underwriting income.

Included in our results for the second quarter of 2007 are $53.0 million of net claims and claim expenses associated with the flooding that occurred in the United Kingdom (‘‘U.K.’’) in the second quarter of 2007. The Company currently estimates a net negative impact from this event of $41.4 million. Net negative impact includes the sum of net claims and claims expenses incurred and minority interest. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as the U.K. floods than with large U.S. catastrophe losses. The net negative impact from the U.K. floods is all attributable to the Company’s Reinsurance segment.

Book value per common share increased $2.17 to $38.88 at June 30, 2007, compared to $36.71 at March 31, 2007. Book value per common share plus accumulated dividends increased $2.39 to $45.44 at June 30, 2007, compared to $43.05 at March 31, 2007. The 5.6% growth in book value per common share plus accumulated dividends was driven by our net income attributable to common shareholders of $183.2 million, less $15.9 million of common dividends and a $14.5 million decrease in other comprehensive income for the second quarter of 2007.

Underwriting Results

In the second quarter of 2007, we generated $133.6 million of underwriting income, compared to $120.0 million in the second quarter of 2006. We had a combined ratio of 62.7%, a net claims and claim expense ratio of 38.7% and an underwriting expense ratio of 24.0% in the second quarter of 2007, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 72.2%, 48.1% and 24.1%, respectively, in the second quarter of 2006. The Company’s underwriting results for the second quarter of 2007 were driven by an attractive market for the Company’s core products and strong renewals and signings by the Company’s reinsurance operating subsidiaries, including the inception of an assumed portfolio transfer of a personal lines property quota share reinsurance contract representing $75.4 million of gross premiums written within the Company’s specialty unit. Offsetting the factors noted above were losses from flooding in the U.K. and a softening market for other products offered by the Company, which resulted in the Company determining not to renew certain business.

Gross premiums written increased $103.3 million to $845.9 million in the second quarter of 2007, compared to $742.6 million in the second quarter of 2006. The increase in gross premiums written was primarily driven by the impact of an assumed portfolio transfer of a personal lines property quota share reinsurance contract which resulted in $75.4 million of gross premiums written in the quarter within the Company’s Reinsurance segment, combined with an increase in the Company’s commercial multi-line business in our Individual Risk segment, compared to the second quarter of 2006. We do not currently expect the personal lines property quota share reinsurance contract noted above to renew in its current form in 2008. In addition, during the second quarter of 2007, $65.8 million of premiums were written on behalf of our new fully-collateralized joint venture, Starbound II. This premium is ceded to Starbound II and, therefore, had no impact on our net premiums written. Net premiums written increased $97.6 million in the second quarter of 2007 to $609.8 million from $512.2 million in the second quarter of 2006. The increase in net premiums written was primarily due to the increase in gross premiums written noted above, offset by a $5.7 million increase in ceded premiums written in the second quarter of 2007 compared to the second quarter of 2006. Ceded premiums written in the second quarter of 2007 includes $65.8 million ceded to Starbound II compared to the second quarter of 2006 which included $111.3 million ceded to Starbound and Tim Re. Net premiums earned decreased $72.5 million to $358.5 million in the second quarter of 2007, compared to $430.9 million in the second quarter of 2006 due to an increase in ceded premiums earned.

Net claims and claim expenses decreased by $68.5 million to $138.9 million in the second quarter of 2007 compared to $207.3 million in the same quarter of 2006, due primarily to the Company experiencing $59.1 million of favorable loss reserve development in the second quarter of 2007 compared to $11.3 million in the second quarter of 2006. Current accident year losses decreased $20.7 million in the second quarter of 2007 compared to the second quarter of 2006, principally due to lower losses in our Individual Risk segment and partially offset by a higher level of catastrophe losses within our Reinsurance segment as a result of flood losses in the U.K. The U.K. flood losses resulted in $53.0 million of net claims and claim expenses in the second quarter of 2007, all of which was attributable to the Company’s Reinsurance segment. The Company currently estimates a net negative impact from this event of $41.4 million. Net negative impact includes the sum of net claims and claims expenses incurred and minority interest.

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

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the three months ended June 30, 2007 and 2006:

Reinsurance segment overview

Three months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$606,215	$562,325	$43,890
Net premiums written	$428,355	$361,558	$66,797
Net premiums earned	225,987	278,061	(52,074)
Net claims and claim expenses incurred	62,528	97,945	(35,417)
Acquisition expenses	25,927	31,091	(5,164)
Operational expenses	16,451	19,763	(3,312)
Underwriting income	$121,081	$129,262	$(8,181)
Net claims and claim expenses incurred – current accident year	$112,208	$100,776	$11,432
Net claims and claim expenses incurred – prior accident years	(49,680)	(2,831)	(46,849)
Net claims and claim expenses incurred – total	$62,528	$97,945	$(35,417)
Net claims and claim expense ratio – current accident year	49.7%	36.2%	13.5%
Net claims and claim expense ratio – prior accident years	(22.0%)	(1.0%)	(21.0%)
Net claims and claim expense ratio – calendar year	27.7%	35.2%	(7.5%)
Underwriting expense ratio	18.8%	18.3%	0.5%
Combined ratio	46.5%	53.5%	(7.0%)

(1)	Reinsurance gross premiums written includes $(1.3) million and $30.6 million of premiums assumed from the Individual Risk segment for the three months ended June 30, 2007 and 2006, respectively.

Reinsurance Segment Gross Premiums Written   –   Gross premiums written in our Reinsurance segment increased by $43.9 million to $606.2 million in the second quarter of 2007, compared to the second quarter of 2006. The increase in gross premiums written was primarily driven by the impact of an assumed portfolio transfer of a personal lines property quota share reinsurance contract which resulted in $75.4 million of gross premiums written in the quarter. We do not currently expect this personal lines property quota share reinsurance contract to renew in its current form in 2008. Our Reinsurance segment results have been increasingly impacted in recent periods by a certain number of large transactions with significant clients.

Reinsurance Segment Underwriting Results   –   Our Reinsurance segment generated $121.1 million of underwriting income in the second quarter of 2007, compared to $129.3 million in the second quarter of 2006, a decrease of $8.2 million. The decrease was principally due to lower net premiums earned, partially offset by lower net claims and claim expenses incurred. In the second quarter of 2007, our Reinsurance segment generated a net claims and claim expense ratio of 27.7%, an underwriting expense ratio of 18.8% and a combined ratio of 46.5%, compared to 35.2%, 18.3% and 53.5%, respectively, in the second quarter of 2006. Net premiums earned of $226.0 million in the second quarter of 2007 were down $52.1 million from the same period in 2006. The decrease in net premiums earned is principally due to a decrease in specialty premiums over the last year which has resulted in lower specialty premiums earned combined with an increase in ceded premiums written over the last twelve months which has increased ceded premiums earned. Ceded premiums earned totaled $72.0 million in the second quarter of 2007 compared to $35.7 million in the second quarter of 2006, an increase of $36.3 million. Current accident year losses of $112.2 million were up $11.4 million from $100.8 million in the second quarter of 2006. Included in the second quarter of 2007 current accident losses were flood losses in the U.K. that resulted in $53.0 million of net claims and claim expenses. In the second quarter of 2007, we experienced $49.7 million of prior year favorable development compared to $2.8 million in the second quarter of 2006. The favorable development in the second quarter of 2007 was principally due to lower than expected claims emergence within our catastrophe and specialty reinsurance business units. The $2.8 million of favorable development experienced in the second quarter of 2006 was driven by low loss emergence within our specialty reinsurance business unit and partially offset by adverse development in our catastrophe unit on a U.K based industrial fire loss from 2005 due to late reported claims.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $7.1 million and $1.0 million for the second quarters of 2007 and 2006, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 3.1% and 0.4% for the second quarters of 2007 and 2006, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $20.1 million and $11.3 million for the second quarters of 2007 and 2006, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the three months ended June 30, 2007 and 2006:

Catastrophe overview

Three months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$340,913	$377,063	$(36,150)
DaVinci	171,915	155,430	16,485
Total property catastrophe gross premiums written (1)	$512,828	$532,493	$(19,665)
Net premiums written	$334,968	$331,726	$3,242
Net premiums earned	170,337	205,289	(34,952)
Net claims and claim expenses incurred	45,570	69,250	(23,680)
Acquisition expenses	17,892	22,656	(4,764)
Operational expenses	11,761	13,138	(1,377)
Underwriting income	$95,114	$100,245	$(5,131)
Net claims and claim expenses incurred – current accident year	$64,569	$54,260	$10,309
Net claims and claim expenses incurred – prior accident years	(18,999)	14,990	(33,989)
Net claims and claim expenses incurred – total	$45,570	$69,250	$(23,680)
Net claims and claim expense ratio – current accident year	37.9%	26.4%	11.5%
Net claims and claim expense ratio – prior accident years	(11.2%)	7.3%	(18.5%)
Net claims and claim expense ratio – calendar year	26.7%	33.7%	(7.0%)
Underwriting expense ratio	17.4%	17.4%	0.0%
Combined ratio	44.1%	51.1%	(7.0%)

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $(1.3) million and $29.0 million for the three months ended June 30, 2007 and 2006, respectively.

Catastrophe Reinsurance Gross Premiums Written   –   In the second quarter of 2007, our property catastrophe gross premiums written decreased by $19.7 million to $512.8 million, compared to $532.5 million in the second quarter of 2006. The decrease in the second quarter of 2007 was primarily due to softening rates compared to the same period in 2006. Included in catastrophe reinsurance gross premiums written in the second quarter of 2006 was $111.3 million of premiums written on behalf of our fully-collateralized joint ventures, compared to $65.8 million in the second quarter of 2007. Gross premiums written for our managed joint venture, Top Layer Re, which is accounted for under the equity method and is, therefore, not included in the table above, increased $2.5 million in the second quarter of 2007 to $26.8 million from $24.3 million in the second quarter of 2006.

Catastrophe Reinsurance Underwriting Results   –   Our catastrophe unit generated $95.1 million of underwriting income in the second quarter of 2007, compared to $100.2 million in the second quarter of 2006, a decrease of $5.1 million. The decrease in underwriting income was due primarily to a $35.0 million decrease in net premiums earned, offset by a $23.7 million decrease in net claims and claim expenses. In the second quarter of 2007, our catastrophe unit generated a net claims and claim expense ratio of 26.7%, an underwriting expense ratio of 17.4% and a combined ratio of 44.1%, compared to 33.7%, 17.4% and 51.1%, respectively, in the second quarter of 2006. The decrease in net premiums earned is principally due to an increase in ceded premiums written over the last twelve months which has increased our ceded premiums earned. Ceded premiums earned totaled $72.0 million in the second quarter of 2007 compared to $35.7 million in the second quarter of 2006, an increase of $36.3 million. Current accident year losses of $64.6 million were up $10.3 million from

$54.3 million in the second quarter of 2006. Included in current accident year losses for the second quarter of 2007 were flood losses in the U.K. which resulted in $48.0 million of net claims and claim expenses. During the second quarter of 2007, we experienced $19.0 million of favorable development on prior year reserves principally due to lower than expected claims emergence on the 2006 accident year. This compares to $15.0 million of unfavorable development in the second quarter of 2006 which was primarily driven by adverse development on a U.K based industrial fire loss from 2005, due to late reported claims.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended June 30, 2007 and 2006:

Specialty overview

Three months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$93,258	$27,736	$65,522
DaVinci	129	2,096	(1,967)
Total specialty gross premiums written (1)	$93,387	$29,832	$63,555
Net premiums written	$93,387	$29,832	$63,555
Net premiums earned	55,650	72,772	(17,122)
Net claims and claim expenses incurred	16,958	28,695	(11,737)
Acquisition expenses	8,035	8,435	(400)
Operational expenses	4,690	6,625	(1,935)
Underwriting income	$25,967	$29,017	$(3,050)
Net claims and claim expenses incurred – current accident year	$47,639	$46,516	$1,123
Net claims and claim expenses incurred – prior accident years	(30,681)	(17,821)	(12,860)
Net claims and claim expenses incurred – total	$16,958	$28,695	$(11,737)
Net claims and claim expense ratio – current accident year	85.6%	63.9%	21.7%
Net claims and claim expense ratio – prior accident years	(55.1%)	(24.5%)	(30.6%)
Net claims and claim expense ratio – calendar year	30.5%	39.4%	(8.9%)
Underwriting expense ratio	22.9%	20.7%	2.2%
Combined ratio	53.4%	60.1%	(6.7%)

(1)	Includes gross premiums written ceded from the Individual Risk segment to the specialty unit of $nil and $1.6 million for the three months ended June 30, 2007 and 2006, respectively.

Specialty Reinsurance Gross Premiums Written   –   In the second quarter of 2007, our specialty reinsurance gross premiums written increased by $63.6 million to $93.4 million compared to $29.8 million in the second quarter of 2006. The increase in gross premiums written was primarily driven by the impact of an assumed portfolio transfer of a personal lines property quota share reinsurance contract which resulted in $75.4 million of gross premiums written in the quarter. We do not currently expect this personal lines property quota share reinsurance contract to renew in its current form in 2008. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Specialty Reinsurance Underwriting Results   –   Our specialty unit generated $26.0 million of underwriting income in the second quarter of 2007, compared to $29.0 million in the second quarter of 2006, a decrease of $3.1 million, primarily due to a $17.1 million decrease in net premiums earned and partially offset by an $11.7 million decrease in net claims and claim expenses. In the second quarter of

2007, our specialty unit generated a net claims and claim expense ratio of 30.5%, an underwriting expense ratio of 22.9% and a combined ratio of 53.4%, compared to a net claims and claim expense ratio of 39.4%, an underwriting expense ratio of 20.7% and a combined ratio of 60.1%, in the second quarter of 2006. Current accident year losses of $47.6 million were up $1.1 million from $46.5 million in the second quarter of 2006. Included in the second quarter of 2007 current accident year losses is one large loss in our surety book resulting in a $15.0 million loss and $5.0 million of losses relating to the U.K. floods. During the second quarter of 2007, we experienced $30.7 million of favorable development on prior accident years primarily as a result of lower than expected loss emergence. During the second quarter of 2006, we experienced favorable development of $17.8 million which was primarily driven by lower than expected reported claims on prior year reserves.

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

Below is a summary of the underwriting results and ratios for our Individual Risk segment for the three months ended June 30, 2007 and 2006:

Individual Risk segment overview

Three months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$161,125	$137,162	$23,963
Commercial property	75,013	78,407	(3,394)
Personal lines property	2,253	(4,740)	6,993
Gross premiums written	$238,391	$210,829	$27,562
Net premiums written	$181,487	$150,686	$30,801
Net premiums earned	$132,467	$152,880	$(20,413)
Net claims and claim expenses incurred	76,326	109,391	(33,065)
Acquisition expenses	33,582	43,506	(9,924)
Operational expenses	10,076	9,293	783
Underwriting income (loss)	$12,483	$(9,310)	$21,793
Net claims and claim expenses incurred – current accident year	$85,793	$117,892	$(32,099)
Net claims and claim expenses incurred – prior years	(9,467)	(8,501)	(966)
Net claims and claim expenses incurred – total	$76,326	$109,391	$(33,065)
Net claims and claim expense ratio – current accident year	64.8%	77.1%	(12.3%)
Net claims and claim expense ratio – prior accident years	(7.1%)	(5.5%)	(1.6%)
Net claims and claim expense ratio – calendar year	57.7%	71.6%	(13.9%)
Underwriting expense ratio	33.0%	34.5%	(1.5%)
Combined ratio	90.7%	106.1%	(15.4%)

Individual Risk Segment Gross Premiums Written   –   Premiums generated by our Individual Risk segment increased $27.6 million to $238.4 million in the second quarter of 2007 from $210.8 million in the second quarter of 2006. The increase in gross premiums written was principally due to increases in our commercial multi-line and personal lines property programs. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in force books of business.

Individual Risk Segment Underwriting Results   –   Our Individual Risk segment generated $12.5 million of underwriting income in the second quarter of 2007, compared to incurring a $9.3 million underwriting loss in the second quarter of 2006, an increase of $21.8 million. The increase was primarily due to a decrease in the net claims and claim expenses and underwriting expenses. In the second quarter of 2007, our Individual Risk segment generated a net claims and claim expenses ratio of 57.7%, an underwriting expense ratio of 33.0% and a combined ratio of 90.7%, compared to 71.6%, 34.5% and 106.1%, respectively, in the second quarter of 2006. The current accident year net claims and claim expenses ratio of 64.8% for the quarter ended June 30, 2007 was 12.3 percentage points lower than the second quarter of 2006. The decrease in this ratio was due primarily to lower net claims and claim expenses incurred in the second quarter of 2007 than in the second quarter of 2006 as a result of a lower attritional loss ratio developing on a seasonal multi-peril crop program. In addition, the 2006 accident year loss ratio was impacted by several large per risk losses within the Company’s Individual Risk quota share business. Our Individual Risk prior year reserves experienced $9.5 million of favorable development in the second quarter of 2007 compared to $8.5 million of favorable development in the second quarter of 2006.

Net Investment Income

Net investment income increased $44.1 million to $118.1 million in the second quarter of 2007, compared to $74.0 million for the second quarter of 2006 reflecting a combination of comparably strong investment returns and higher average invested assets in our portfolio of fixed maturity investments available for sale and short term investments. In addition, our other investments, which include hedge funds and private equity investments, generated $41.6 million of net investment income in the second quarter of 2007 compared to $11.1 million in the second quarter of 2006, of which $24.2 million and $7.2 million relates to net unrealized gains in the second quarters of 2007 and 2006, respectively.

Net Realized Investment Gains (Losses)

In the second quarter of 2007, we incurred net realized investment losses of $11.6 million compared to net realized investment losses of $24.3 million in the second quarter of 2006. Net realized investment losses in the second quarter of 2007 were driven by $12.1 million of other than temporary impairment charges compared to $23.7 million in the second quarter of 2006. Credit-related impairment charges totaled $nil and $nil in the second quarters of 2007 and 2006, respectively.

Equity in Earnings of Other Ventures

Three months ended June 30,	2007	2006
(in thousands of U.S. dollars)
ChannelRe	$5,189	$4,639
Top Layer Re	3,761	3,506
Starbound	302	305
Starbound II	344	—
Tower Hill	79	771
Total equity in earnings of other ventures	$9,675	$9,221

Equity in earnings of other ventures in the second quarter of 2007 represents our pro-rata share of the net income from our investments in our joint ventures, ChannelRe, Top Layer Re, Starbound, Starbound II and Tower Hill. Equity in earnings of other ventures generated $9.7 million in income in the second quarter of 2007, compared to $9.2 million in the second quarter of 2006. The $0.5 million increase in equity in earnings of other ventures in the second quarter of 2007 compared to the second quarter of 2006 is primarily due to the increased earnings in ChannelRe, Top Layer Re and the inclusion of Starbound II in the second quarter of 2007, offset by a decrease in the earnings in Tower Hill. The Company invested $10.0 million in Starbound II during the second quarter of 2007, which represents a 9.8% equity ownership interest in Starbound II. The equity pick-up for our earnings in ChannelRe and Tower Hill is recorded one quarter in arrears.

Other Loss

The fee income and other items as reported in other income are detailed below:

Three months ended June 30,	2007	2006
(in thousands of U.S. dollars)
Fee income	$1,355	$1,504
Other items	(6,853)	(1,588)
Total other loss	$(5,498)	$(84)

Fee income was principally generated from the annual management fee we receive from Platinum and remained relatively constant at $1.4 million in the second quarter of 2007 compared to $1.5 million in the second quarter of 2006. Our current services agreement with Platinum expires on September 30, 2007 and we do not expect it to renew. Other items generated a loss of $6.9 million in the second quarter of 2007, principally driven by a $7.0 million loss related to assumed and ceded reinsurance contracts that are classified as derivatives and deposit contracts under GAAP and a $4.7 million net trading loss in the quarter related to our weather trading activities, which includes realized and unrealized gains and losses on weather related derivatives trading and related operating expenses, offset by a $6.1 million mark-to-market gain on our warrant to purchase 2.5 million shares of Platinum common stock. This compares to a loss of $1.6 million in the second quarter of 2006, principally driven by a $2.2 million mark-to-market loss on our warrant to purchase 2.5 million shares of Platinum common stock.

Other Items

Interest expense decreased by $3.2 million to $7.2 million in the second quarter of 2007, compared to $10.4 million in the second quarter of 2006. The decrease in interest expense was primarily due to the redemption of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% trust preferred capital securities (the ‘‘Capital Securities’’) of the Company’s Capital Trust during the first quarter of 2007 and lower average outstanding debt during the second quarter of 2007 compared to the second quarter of 2006.

Minority interest increased $16.2 million to $37.4 million in the second quarter of 2006, compared to $21.2 million in the second quarter of 2006, due to increased profitability in DaVinciRe in the second quarter of 2007 compared to the second quarter of 2006.

SUMMARY OF RESULTS OF OPERATIONS

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Summary Overview

Six months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,478,589	$1,490,943	$(12,354)
Net premiums written	1,180,869	1,210,079	(29,210)
Net premiums earned	721,072	782,613	(61,541)
Net claims and claim expenses incurred	284,846	306,514	(21,668)
Underwriting income	257,937	282,701	(24,764)
Net investment income	226,155	154,446	71,709
Net realized losses on investments	(7,481)	(41,104)	33,623
Net income available to common shareholders	373,971	309,388	64,583
Net income available to common shareholders per Common Share – diluted	$5.16	$4.31	$0.85
Net claims and claim expense ratio – current accident year	54.2%	46.0%	8.2%
Net claims and claim expense ratio – prior accident years	(14.7%)	(6.8%)	(7.9%)
Net claims and claim expense ratio – calendar year	39.5%	39.2%	0.3%
Underwriting expense ratio	24.7%	24.7%	0.0%
Combined ratio	64.2%	63.9%	0.3%

At June 30, 2007 and December 31, 2006	June 30, 2007	December 31, 2006	Change	% Change
Book value per common share	$38.88	$34.38	$4.50	13.1%
Accumulated dividends per common share	6.56	6.12	0.44	7.2%
Book value per common share plus accumulated dividends	$45.44	$40.50	$4.94	12.2%

Net income available to common shareholders was $374.0 million in the first six months of 2007, compared to $309.4 million in the first six months of 2006. Net income available to common shareholders per fully diluted common share was $5.16 for the first six months of 2007, compared to $4.31 in the first six months of 2006. The increase in net income available to common shareholders and fully diluted earnings per share was primarily due to a $71.7 million increase in net investment income combined with a $33.6 million decrease in net realized losses on investments, and partially offset by a $24.8 million decrease in underwriting income.

Included in our results for the first six months of 2007 is $86.7 million of net negative impact from European windstorm Kyrill (‘‘Kyrill’’) and the U.K. flood losses which occurred in the first and second quarters of 2007, respectively. Net negative impact includes the sum of net claims and claim expenses incurred, assumed and ceded reinstatement premiums earned and minority interest. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. The net negative impact from Kyrill and the U.K. floods is all attributable to the Company’s Reinsurance segment.

Book value per common share increased $4.50 to $38.88 at June 30, 2007, compared to $34.38 at December 31, 2006. Book value per common share plus accumulated dividends increased $4.94 to $45.44 at June 30, 2007, compared to $40.50 at December 31, 2006. The 12.2% growth in book value per share plus accumulated dividends was driven by our net income attributable to common shareholders of $374.0 million, less $31.8 million of common dividends in the first six months of 2007 and a $12.3 million decrease in other comprehensive income. Common shares outstanding increased to 72.3 million at June 30, 2007 from 72.1 million at December 31, 2006.

Underwriting Results

In the first six months of 2007, we generated $257.9 million of underwriting income, compared to $282.7 million in the first six months of 2006. The decrease in underwriting income was driven by a $61.5 million reduction in net premiums earned and partially offset by a $21.7 million reduction in net claims and claim expenses as discussed below. We had a combined ratio of 64.2%, a net claims and claim expense ratio of 39.5% and an underwriting expense ratio of 24.7%, in the first six months of 2007, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 63.9%, 39.2% and 24.7%, respectively, in the first six months of 2006.

Gross premiums written decreased $12.4 million to $1,478.6 million in the first six months of 2007, compared to $1,490.9 million in the first six months of 2006. Net premiums written decreased $29.2 million in the first six months of 2007 to $1,180.9 million from $1,210.1 million in the first six months of 2006 as discussed below. Net premiums earned decreased $61.5 million to $721.1 million in the first six months of 2007, compared to $782.6 million in the first six months of 2006 due to the decrease in net premiums written noted above.

Net claims and claim expenses decreased by $21.7 million to $284.8 million in the first six months of 2007 compared to $306.5 million in the first six months of 2006, due to a $53.0 million increase in favorable development to $106.2 million in the first six months of 2007 and partially offset by a $31.3 million increase in current accident year losses. The increase in current accident year losses was principally due to higher losses in our Reinsurance segment which was primarily driven by net claims and claim expenses associated with Kyrill and the U.K. floods, which occurred in the first and second quarters of 2007, respectively.

Underwriting Results by Segment

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our catastrophe reinsurance and specialty reinsurance business units and through Ventures. Our Individual Risk segment provides primary insurance and quota share reinsurance.

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the six months ended June 30, 2007 and 2006:

Reinsurance segment overview

Six months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$1,122,182	$1,146,099	$(23,917)
Net premiums written	$904,574	$910,015	$(5,441)
Net premiums earned	480,766	491,434	(10,668)
Net claims and claim expenses incurred	154,655	134,625	20,030
Acquisition expenses	54,289	59,597	(5,308)
Operational expenses	34,642	32,307	2,335
Underwriting income	$237,180	$264,905	$(27,725)
Net claims and claim expenses incurred – current accident year	$234,614	$176,489	$58,125
Net claims and claim expenses incurred – prior accident years	(79,959)	(41,864)	(38,095)
Net claims and claim expenses incurred – total	$154,655	$134,625	$20,030
Net claims and claim expense ratio – current accident year	48.8%	35.9%	12.9%
Net claims and claim expense ratio – prior accident years	(16.6%)	(8.5%)	(8.1%)
Net claims and claim expense ratio – calendar year	32.2%	27.4%	4.8%
Underwriting expense ratio	18.5%	18.7%	(0.2%)
Combined ratio	50.7%	46.1%	4.6%

(1)	Reinsurance gross premiums written includes $5.3 million and $36.7 million of premiums assumed from the Individual Risk segment for the six months ended June 30, 2007 and 2006, respectively.

Reinsurance Segment Gross Premiums Written   –   Gross premiums written in our Reinsurance segment decreased by $23.9 million to $1,122.2 million in the first six months of 2007, compared to the first six months of 2006. The decrease is principally due to less favorable pricing and terms for the first six months of 2007, compared to the first six months of 2006. The less favorable pricing was principally driven by a softening market following the low level of insured catastrophe losses occurring during 2006, although the decline in market conditions in the first six months of 2007 has not been as steep as we expected at the beginning of the year. Our Reinsurance segment results have been increasingly impacted in recent periods by a small number of large transactions with significant clients.

Reinsurance Segment Underwriting Results   –   Our Reinsurance segment generated $237.2 million of underwriting income in the first six months of 2007, compared to $264.9 million in the first six months of 2006, a decrease of $27.7 million. The decrease in underwriting income was primarily due to an increase in net claims and claim expenses of $20.0 million principally related to Kyrill and flood losses in the U.K. and a decrease in net premiums earned of $10.7 million. In the first six months of 2007, our Reinsurance segment generated a net claims and claim expenses ratio of 32.2%, an underwriting expense ratio of 18.5% and a combined ratio of 50.7%, compared to 27.4%, 18.7% and 46.1%, respectively, in the first six months of 2006. Current accident year losses of $234.6 million were up $58.1 million from $176.5 million in the first six months of 2006 due to a higher level of catastrophes occurring in the first six months of 2007, partially offset by lower specialty premiums earned. The specialty reinsurance book is reserved using the Bornhuetter-Ferguson actuarial technique which results in lower net claims and claims expenses when earned premium is reduced. In the first six months of 2007 and 2006, we experienced favorable development of $80.0 million and $41.9 million, respectively, which was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance business unit.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $11.1 million and $2.2 million for the first six months of 2007 and 2006, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 2.3% and 0.5% for the first six months of 2007 and 2006, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $33.3 million and $20.7 million for the first six months of 2007 and 2006, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the six months ended June 30, 2007 and 2006:

Catastrophe overview

Six months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$580,940	$660,859	$(79,919)
DaVinci	330,852	312,344	18,508
Total property catastrophe gross premiums written (1)	$911,792	$973,203	$(61,411)
Net premiums written	$694,184	$737,119	$(42,935)
Net premiums earned	370,730	361,095	9,635
Net claims and claim expenses incurred	136,862	111,708	25,154
Acquisition expenses	39,526	41,921	(2,395)
Operational expenses	25,438	20,730	4,708
Underwriting income	$168,904	$186,736	$(17,832)
Net claims and claim expenses incurred – current accident year	$154,530	$85,753	$68,777
Net claims and claim expenses incurred – prior accident years	(17,668)	25,955	(43,623)
Net claims and claim expenses incurred – total	$136,862	$111,708	$25,154
Net claims and claim expense ratio – current accident year	41.7%	23.7%	18.0%
Net claims and claim expense ratio – prior accident years	(4.8%)	7.2%	(12.0%)
Net claims and claim expense ratio – calendar year	36.9%	30.9%	6.0%
Underwriting expense ratio	17.5%	17.4%	0.1%
Combined ratio	54.4%	48.3%	6.1%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Catastrophe unit of $5.3 million and $35.1 million for the six months ended June 30, 2007 and 2006, respectively.

Catastrophe Reinsurance Gross Premiums Written   –   In the first six months of 2007, our property catastrophe gross premiums written decreased by $61.4 million to $911.8 million, compared to $973.2 million in the first six months of 2006. The decrease in the first six months of 2007 was primarily due to a softening market, as a result of which we wrote less premium. In addition, the decrease was also a result of a decrease in premiums written on behalf of fully-collateralized joint ventures from $111.3 million in the first six months of 2006, to $59.4 million in the first six months of

2007. These premiums were written on behalf of Starbound and Tim Re in the first six months of 2006, and primarily on behalf of Starbound II in the first six months of 2007.

Catastrophe Reinsurance Underwriting Results   –   Our catastrophe unit generated $168.9 million of underwriting income in the first six months of 2007, compared to $186.7 million in the first six months of 2006, a decrease of $17.8 million. The decrease in underwriting income in the first six months of 2007 was due primarily to an increase in net claims and claim expenses of $25.2 million principally related to Kyrill and flood losses in the U.K. and an increase in operational expenses of $4.7 million due to growth in our expense base, and partially offset by an increase in net premiums earned of $9.6 million. In the first six months of 2007, our catastrophe unit generated a net claims and claim expense ratio of 36.9%, an underwriting expense ratio of 17.5% and a combined ratio of 54.4%, compared to 30.9%, 17.4% and 48.3%, respectively, in the first six months of 2006. Current accident year losses of $154.5 million were up $68.8 million from $85.8 million in the first six months of 2006, principally due to Kyrill and flood losses in the U.K., as discussed above. During the first six months of 2007, we experienced $17.7 million of favorable development on prior year reserves. This favorable development primarily relates to a reduction in the estimated ultimate losses of some relatively small U.S. catastrophes occurring in the 2006 accident year. In the first six months of 2006, we incurred $26.0 million of adverse development which primarily related to a U.K. industrial property loss occurring at the end of the 2005 accident year.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the six months ended June 30, 2007 and 2006:

Specialty overview

Six months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$200,848	$149,580	$51,268
DaVinci	9,542	23,316	(13,774)
Total specialty gross premiums written (1)	$210,390	$172,896	$37,494
Net premiums written	$210,390	$172,896	$37,494
Net premiums earned	110,036	130,339	(20,303)
Net claims and claim expenses incurred	17,793	22,917	(5,124)
Acquisition expenses	14,763	17,676	(2,913)
Operational expenses	9,204	11,577	(2,373)
Underwriting income	$68,276	$78,169	$(9,893)
Net claims and claim expenses incurred – current accident year	$80,084	$90,736	$(10,652)
Net claims and claim expenses incurred – prior accident years	(62,291)	(67,819)	5,528
Net claims and claim expenses incurred – total	$17,793	$22,917	$(5,124)
Net claims and claim expense ratio – current accident year	72.8%	69.6%	3.2%
Net claims and claim expense ratio – prior accident years	(56.6%)	(52.0%)	(4.6%)
Net claims and claim expense ratio – calendar year	16.2%	17.6%	(1.4%)
Underwriting expense ratio	21.8%	22.4%	(0.6%)
Combined ratio	38.0%	40.0%	(2.0%)

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Catastrophe unit of $nil and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.

Specialty Reinsurance Gross Premiums Written   –   In the first six months of 2007, our specialty reinsurance gross premiums written increased by $37.5 million to $210.4 million, compared to $172.9 million in the first six months of 2006. The increase in gross premiums written was primarily driven by the impact of an assumed portfolio transfer of a personal lines property quota share reinsurance contract which resulted in $75.4 million of gross premiums written in the second quarter. We do not currently expect this personal lines property quota share reinsurance contract to renew in its current form in 2008. In the absence of this one large transaction, our specialty premium would have been down due to several factors including the non-renewal of contracts due to clients, in general, retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a small number of large transactions.

Specialty Reinsurance Underwriting Results   –   Our specialty unit generated $68.3 million of underwriting income in the first six months of 2007, compared to $78.2 million in the first six months of 2006, a decrease of $9.9 million, primarily due to a decrease in net premiums earned, offset by a decrease in net claims and claim expenses, acquisition expenses and operational expenses. During the first six months of 2007, we experienced $62.3 million of favorable development on prior accident years primarily as a result of lower loss emergence than initially expected and a change to our initial expected loss ratios for two lines of business. During the first six months of 2006, we experienced favorable development of $67.8 million which was primarily driven by lower than expected reported claims on prior year reserves. In the first six months of 2007, our specialty unit generated a net claims and claim expense ratio of 16.2%, an underwriting expense ratio of 21.8% and a combined ratio of 38.0%, compared to a net claims and claim expense ratio of 17.6%, an underwriting expense ratio of 22.4% and a combined ratio of 40.0%, in the first six months of 2006. Current accident year losses of $80.1 million were down $10.7 million from $90.7 million in the first six months of 2006 due to a decrease in earned premium and a lower weighted average initial expected loss ratio.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for our Individual Risk segment for the six months ended June 30, 2007 and 2006:

Individual Risk segment overview

Six months ended June 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$220,266	$203,989	$16,277
Commercial property	117,518	132,409	(14,891)
Personal lines property	23,923	45,155	(21,232)
Gross premiums written	$361,707	$381,553	$(19,846)
Net premiums written	$276,295	$300,064	$(23,769)
Net premiums earned	$240,306	$291,179	$(50,873)
Net claims and claim expenses incurred	130,191	171,889	(41,698)
Acquisition expenses	68,949	83,814	(14,865)
Operational expenses	20,409	17,680	2,729
Underwriting income	$20,757	$17,796	$2,961
Net claims and claim expenses incurred – current accident year	$156,452	$183,259	$(26,807)
Net claims and claim expenses incurred – prior years	(26,261)	(11,370)	(14,891)
Net claims and claim expenses incurred – total	$130,191	$171,889	$(41,698)
Net claims and claim expense ratio – current accident year	65.1%	62.9%	2.2%
Net claims and claim expense ratio – prior accident years	(10.9%)	(3.9%)	(7.0%)
Net claims and claim expense ratio – calendar year	54.2%	59.0%	(4.8%)
Underwriting expense ratio	37.2%	34.9%	2.3%
Combined ratio	91.4%	93.9%	(2.5%)

Individual Risk Segment Gross Premiums Written   –   Premiums generated by our Individual Risk segment decreased $19.8 million to $361.7 million in the first six months of 2007 from $381.6 million in the first six months of 2006. The decrease in gross premiums written was primarily due to a decrease in premiums from our commercial property and personal lines property business. Net premiums written decreased $23.8 million to $276.3 million in the first six months of 2007, compared to $300.1 million in the first six months of 2006 due to the decline in gross premiums written. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business.

Individual Risk Segment Underwriting Results   –    Our Individual Risk segment generated $20.8 million of underwriting income in the first six months of 2007, compared to $17.8 million in the first six months of 2007, an increase of $3.0 million. The increase was due to a combination of a $41.7 million decrease in net claims and claim expenses incurred and a $14.9 million decrease in acquisition costs and partially offset by a $50.9 million decrease in net premiums earned. In the first six months of 2007, our Individual Risk segment generated a net claims and claim expenses ratio of 54.2%, an underwriting expense ratio of 37.2% and a combined ratio of 91.4%, compared to 59.0%, 34.9% and 93.9%, respectively, in the first six months of 2006. Our Individual Risk prior year reserves experienced favorable development of $26.3 million in the first six months of 2007 compared to $11.4 million in the first six months of 2006, which was primarily driven by better than expected claims emergence.

Net Investment Income

Net investment income increased $71.7 million to $226.2 million in the first six months of 2007, compared to $154.4 million for the first six months in 2006, reflecting a combination of comparably strong investment returns and higher average invested assets in our portfolio of fixed maturity investments available for sale and short term investments. In addition, our other investments, which include hedge funds and private equity investments, earned $78.6 million in the first six months of 2007 compared to $37.8 million in the first six months of 2006, of which $46.8 million and $25.5 million relates to net unrealized gains in the first six months of 2007 and 2006, respectively.

Net Realized Investment Losses

In the first six months of 2007, we incurred net realized investment losses of $7.5 million compared to net realized investment losses of $41.1 million in the first six months of 2006. Net realized investment losses in the first six months of 2007 were driven by $13.7 million of other than temporary impairment charges compared to $42.5 million in the first six months of 2006. Credit-related impairment charges totaled $nil and $nil in the first six months of 2007 and 2006, respectively.

Equity in Earnings of Other Ventures

Six months ended June 30,	2007	2006
(in thousands of U.S. dollars)
ChannelRe	$10,018	$8,302
Top Layer Re	7,694	6,295
Starbound	1,988	305
Starbound II	344	–
Tower Hill	332	871
Total equity in earnings of other ventures	$20,376	$15,773

Equity in earnings of other ventures in the first six months of 2007 represents our pro-rata share of the net income from our investments in our joint ventures, ChannelRe, Top Layer Re, Starbound, Starbound II and Tower Hill. Equity in earnings of other ventures generated $20.4 million in income in the first six months of 2007, compared to $15.8 million in the first six months of 2006. The $4.6 million increase in equity in earnings of other ventures in the first six months of 2007 compared to the first six months of 2006 is primarily due to increased earnings in ChannelRe, Top Layer Re, Starbound and the inclusion of Starbound II in the second quarter of 2007, offset by decreased earnings in Tower Hill. The Company invested $10.0 million in Starbound II during the second quarter of 2007, which represents a 9.8% equity ownership interest in Starbound II. The equity pick-ups for our earnings in ChannelRe and Tower Hill are recorded one quarter in arrears.

Other Loss

The fee income and other items as reported in other income (loss) are detailed below:

Six months ended June 30,	2007	2006
(in thousands of U.S. dollars)
Fee income	$2,614	$2,511
Other items	(10,315)	(4,274)
Total other loss	$(7,701)	$(1,763)

Fee income was principally generated from the annual management fee we receive from Platinum and remained relatively constant at $2.6 million in the first six months of 2007 compared to $2.5 million in the first six months of 2006. Our current services agreement with Platinum expires on September 30, 2007 and we do not expect it to renew. Other items generated a loss of $10.3 million in the first six months of 2007, principally driven by a $14.0 million loss related to assumed and ceded reinsurance contracts that are classified as derivatives and deposit contracts under GAAP, and a $2.3 million net trading loss in the first six months of 2007 related to our weather trading activities, which includes realized and unrealized gains and losses on weather related derivatives trading and related operating expenses, offset by a $7.8 million mark-to-market gain on our warrant to purchase 2.5 million shares of Platinum common stock. This compares to a loss of $4.3 million in the first six months of 2006, principally driven by a $5.5 million mark-to-market loss on our warrant to purchase 2.5 million shares of Platinum common stock.

Other Items

Interest expense decreased by $0.5 million to $19.2 million in the first six months of 2007, compared to $19.7 million in the first six months of 2006. The decrease in interest expense was primarily due to the redemption of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% Capital Securities of the Company’s Capital Trust during the first quarter of 2007 and lower average outstanding debt during the first six months of 2007 compared to the first six months of 2006, partially offset by a $3.6 million redemption premium paid upon the redemption noted above.

Minority interest increased $13.8 million to $66.5 million in the first six months of 2007, compared to $52.7 million in the first six months of 2006, due to increased profitability in DaVinciRe in the first six months of 2007 compared to the first six months of 2006.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and, therefore, we rely on dividends from our subsidiaries and investment income to make principal, interest and dividend payments on our debt and capital securities, and to make dividend payments to our preference shareholders and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At June 30, 2007, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.1 billion, and the amount of capital and surplus required to be maintained was $513.6 million. During the first six months of 2007, Renaissance Reinsurance, DaVinci and Glencoe declared aggregate dividends of $267.9 million, $18.6 and $nil respectively, compared with $179.3 million, $nil and $nil, respectively, for the first six months of 2006. Because of an accumulated deficit in earned surplus from prior operations, Glencoe is currently not permitted to pay ordinary dividends to its shareholders without Bermuda Monetary Authority (‘‘BMA’’) approval. Glencoe is, however, able to return up to 15% of its statutory capital on an annual basis without obtaining BMA approval.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which are the thresholds that constitute the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (‘‘TDI’’) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At June 30, 2007, the statutory capital and surplus of Stonington was $91.3 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500.0 million revolving credit facility to meet additional liquidity and capital requirements. At June 30, 2007, we have not drawn against this revolving credit facility.

CASH FLOWS

Cash flows from operating activities in the first six months of 2007 were $341.4 million, which principally consisted of our net income of $395.7 million, an increase in reserves for unearned premiums of $567.3 million, and a $94.9 million increase in net reserves for claims and claim expenses, partially offset by a $508.5 million increase in premiums receivable, among other items. The increase in premiums receivable was principally due to the majority of our June renewals not yet coming due. The increase in net reserves was due to losses incurred, net of the payment of claims, and payments received on losses recoverable.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at June 30, 2007, it is likely that we will experience a significant amount of paid claims in 2007 which would diminish our net cash flows from operations, perhaps significantly. As a consequence, it is not possible to accurately predict our future cash flows from operating activities.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at June 30, 2007 and December 31, 2006:

At June 30, 2007	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$337,825	$258,807	$288,602	$885,234
Specialty reinsurance	101,025	75,551	408,954	585,530
Total Reinsurance	438,850	334,358	697,556	1,470,764
Individual Risk	261,637	19,263	376,552	657,452
Total	$700,487	$353,621	$1,074,108	$2,128,216
At December 31, 2006
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$366,337	$282,544	$226,579	$875,460
Specialty reinsurance	104,010	77,315	412,466	593,791
Total Reinsurance	470,347	359,859	639,045	1,469,251
Individual Risk	272,119	15,611	341,174	628,904
Total	$742,466	$375,470	$980,219	$2,098,155

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but which cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the first six months ended June 30, 2007 and 2006, changes to prior year estimated claims reserves increased our net income by $106.2 million and $53.2 million, respectively.

A 10% change to our reserves at June 30, 2007 would equate to a $212.8 million adjustment to net claims and claim expenses incurred, which represents 56.9% of our net income available to common shareholders for the six months ended June 30, 2007, and 6.2% of shareholders’ equity at June 30, 2007. We are developing an analytical approach to quantifying reasonably likely changes to the variability of our key reserving assumptions embedded in our reserving estimation techniques. We will include the results of this analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Included in our results for the first six months of 2007 are $136.1 million of net claims and claim expenses from European windstorm Kyrill (‘‘Kyrill’’) and the U.K. flood losses which occurred in the first and second quarters of 2007, respectively. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. The net claims and claim expenses from Kyrill and the U.K. floods are all attributable to the Company’s Reinsurance segment.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

CAPITAL RESOURCES

Our total capital resources at June 30, 2007 and December 31, 2006 were as follows:

(in thousands of U.S. dollars)	At June 30, 2007	At December 31, 2006
Common shareholders’ equity	$2,810,038	$2,480,497
Preference shares	650,000	800,000
Total shareholders’ equity	3,460,038	3,280,497
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to capital trust	—	103,093
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility – borrowed	200,000	200,000
DaVinciRe revolving credit facility – unborrowed	—	—
Revolving credit facility – borrowed	—	—
Revolving credit facility – unborrowed	500,000	500,000
Total capital resources	$4,410,038	$4,333,590

In the first six months of 2007, our capital resources increased $76.4 million, primarily due to our net income available to common shareholders of $374.0 million and partially offset by the redemption on March 1, 2007, of all of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% Capital Securities of the Company’s Capital Trust combined with our redemption of $150.0 million of our Series A Preference Shares.

In December 2006, we raised $300.0 million through the issuance of 12 million Series D Preference Shares; in March 2004, we raised $250.0 million through the issuance of 10 million Series C Preference Shares; in February 2003, we raised $100.0 million through the issuance of 4 million Series B Preference Shares; and in November 2001, we raised $150.0 million through the issuance of 6 million Series A Preference Shares. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at our option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60%, 6.08% and 7.30%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series D, Series C and Series B Preference Shares prior to December 11, 2011, March 23, 2009 and February 4, 2008, respectively, at $26 per share. On December 15, 2006, we gave redemption notices to the holders of the Series A Preference Shares to redeem such shares for $25 per share. All of the Series A Preference Shares have been redeemed for $150.0 million plus accrued and unpaid dividends thereon. The preference shares have no stated maturity and are not convertible into any other of our securities.

In January 2003, we issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, we issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at June 30, 2007.

In 1997, our Capital Trust issued Capital Securities which paid cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. On January 25, 2007, the Capital Trust called for redemption of all of the outstanding Capital Securities which it did not then own, concurrent with the redemption by the Company of the underlying 8.54% junior subordinated debentures of the Company, which were the sole asset held by the Capital Trust. The redemption price for such Capital Securities was $1,042.70 per security plus accrued and unpaid dividends thereon, up to but excluding, the redemption date. The redemption of the Capital Securities occurred on March 1, 2007, the redemption date. The aggregate redemption price was $91.9 million.

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. At June 30, 2007, the initial $100.0 million drawn in 2002 remained outstanding as did an additional borrowing of $100.0 million which was made during 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.0% during the first six months of 2007 (2006 – 5.7%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At June 30, 2007, DaVinciRe was in compliance with the covenants under this agreement. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. (‘‘RIHL’’). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. On April 27, 2007, the reimbursement agreement was amended and restated to, among other things: (i) extend the term of the agreement to April 27, 2010; (ii) change the total commitment thereunder from $1.725 billion to $1.4 billion; (iii) provide for the potential increase of the total commitment to up to $1.8 billion if certain conditions are met; and (iv) increase the minimum net worth requirement with respect to DaVinci by $150.0 million to $300.0 million. At June 30, 2007, we had $982.1 million of letters of credit with effective dates on or before June 30, 2007 outstanding under the facility and total letters of credit outstanding under all facilities of $1,040.4 million.

Our subsidiary, Stonington, has provided one counterparty with a letter of credit in the amount of $20.8 million which is secured by cash and eligible marketable securities. In connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR.

No advances were outstanding under this facility at June 30, 2007 (December 31, 2006 – $nil). Interest rates on the facility are based on a spread above LIBOR, and averaged nil% during the first six months of 2007 as there were no advances outstanding during the six months ended June 30, 2007 (June 30, 2006 – 5.4%). As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

In the fourth quarter of 2005, our consolidated joint venture, DaVinciRe, raised $320.6 million of equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. In conjunction with the transaction, we modified the DaVinciRe shareholders agreement and provided new and existing shareholders with new rights. The second amended and restated shareholders agreement provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held. Any share repurchases are subject to certain limitations, as described in the second amended and restated shareholders agreement, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, if they desire to have DaVinciRe repurchase shares. The repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. One shareholder put in a repurchase notice on or before the March 1, 2007 notice date. The notice was for the repurchase of shares with a GAAP book value of $28.7 million at December 31, 2006.

Effective January 1, 2006, the Company purchased the shares of one of DaVinciRe’s original shareholders for $15.4 million, subject to a true-up for development on outstanding loss reserves after the settlement of all claims relating to the applicable years; thereby increasing our economic ownership to 22.3%. In addition, on February 1, 2006, DaVinciRe raised an additional $53.9 million of equity capital. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position. Our economic ownership interest in DaVinciRe was 20.5% at June 30, 2007.

SHAREHOLDERS’ EQUITY

In the first six months of 2007, our consolidated shareholders’ equity, including preference shares, increased by $179.5 million to $3.5 billion at June 30, 2007, from $3.3 billion at December 31, 2006. The change in shareholders’ equity was principally due to our net income available to common shareholders of $374.0 million and offset by $31.8 million of dividends to our common shareholders and the redemption of all our Series A Preference Shares of $150.0 million plus accrued and unpaid dividends.

INVESTMENTS

At June 30, 2007, we held investments totaling $6.3 billion, compared to $6.3 billion at December 31, 2006.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At June 30, 2007	At December 31, 2006
Fixed maturity investments available for sale, at fair value	$3,179,189	$3,111,930
Short term investments, at cost	2,268,172	2,410,971
Other investments, at fair value	661,709	592,829
Total managed investments portfolio	6,109,070	6,115,730
Investments in other ventures, under equity method	235,371	227,075
Total investments	$6,344,441	$6,342,805

Our total investments for the six months ended June 30, 2007 increased by $1.6 million from December 31, 2006 primarily from investing a portion of our net cash provided by operating activities in our investment portfolio offset by using proceeds from our investment portfolio to fund certain financing activities during the first six months of 2007 including the redemptions of our Series A Preference Shares and our debentures underlying the Capital Securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At June 30, 2007, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2006 – AA), an average duration of 1.3 years (December 31, 2006 – 1.3 years) and an average yield to maturity of 5.4% (December 31, 2006 – 5.3%).

Other Investments

The table below shows our portfolio of other investments at June 30, 2007 and December 31, 2006:

(in thousands of U.S. dollars)	At June 30, 2007	At December 31, 2006
Private equity partnerships	$278,312	$223,245
Catastrophe bonds	123,549	114,614
Senior secured bank loan fund	84,136	81,428
Hedge funds	72,577	72,439
Non-US convertible fund	39,671	36,080
European high yield credit fund	33,453	31,919
Medium term note representing an interest in a pool of European fixed income securities	30,000	30,000
Miscellaneous other investments	11	3,104
Total investments	$661,709	$592,829

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Our estimates of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $78.6 million for the six months ended June 30, 2007, compared to $37.8 million for the six months ended June 30, 2006. Of this amount $46.8 million was related to net unrealized gains compared with $25.5 million related to net unrealized gains for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, we have committed capital to private equity partnerships of $387.3 million, of which $237.8 million had been contributed at June 30, 2007.

Our receivable for investments sold, and our payable for investments purchased were $193.4 million and $200.8 million, respectively, at June 30, 2007.  These amounts are revised from $248.4 million and $255.9 million, respectively, as previously reported in our earnings release dated July 31, 2007.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

At June 30, 2007	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands of U.S. dollars)
Long-term debt obligations (1)
7.0% Senior Notes	$160,932	$10,500	$150,432	$—	$—
5.875% Senior Notes	133,093	5,875	11,750	11,750	103,718
DaVinciRe revolving credit facility (2)	234,849	12,000	222,849	—	—
Private equity commitments (3)	147,735	147,735	—	—	—
Operating lease obligations	47,815	5,615	10,372	8,904	22,924
Obligations under credit derivative contracts	1,655	1,303	352	—	—
Reserve for claims and claim expenses (4)	2,128,216	738,056	674,343	262,331	453,486
Total contractual obligations	$2,854,295	$921,084	$1,070,098	$282,985	$580,128

(1)	Includes contractual interest and dividend payments.
(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2007 through 2011 based upon the current interest rate on the facility.
(3)	Private equity commitments do not have a defined contractual commitment date and therefore we have included them in the less than one year category.

(4)	We caution the reader that the information provided above relates to estimated future payment dates of our reserves for claims and claim expenses, is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, at times significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm. This firm has based its estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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

CURRENT OUTLOOK

We currently anticipate the following developments in our business:

Market conditions

The insurance industry experienced relatively benign catastrophe loss activity in 2006, which was in contrast to 2005, in which hurricane Katrina is estimated to have resulted in a record level of insured property losses. There had also been an aggregation of other catastrophic insured losses in 2005, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. Those losses followed an active year in 2004, in which there were four major hurricanes that made landfall in Florida. Those losses increased perceptions of risk resulting in increased demand for, and reduced availability of, catastrophe exposed insurance and reinsurance during 2006. The affected lines include catastrophe reinsurance and catastrophe-exposed homeowners business, and also includes other catastrophe exposed lines of business, such as large account commercial property. The increased demand for catastrophe reinsurance products along with improved pricing and policy terms resulted in an increase in new capital within the industry including substantial new company formation, with a significant amount of capital raised to support the affected catastrophe exposed classes of business. With benign catastrophe loss activity in 2006, the competition in catastrophe reinsurance has increased and we currently expect competition to continue to increase in 2007. In addition, we believe that current market dynamics and overall capacity supply and demand levels may unfavorably impact our non-catastrophe lines in 2007.

In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A (the ‘‘Bill’’), that increased the access of primary Florida insurers to the Florida Hurricane Catastrophe Fund (‘‘FHCF’’). Through the FHCF, the State of Florida now provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expands the ability of Citizens Property Insurance Corporation (‘‘Citizens’’), a state-sponsored entity, to compete with private insurance companies, such as ours. While we intend to seek to utilize our strong relationships, record of superior service and financial strength to mitigate the impact of the Bill, because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the Bill may have a disproportionate adverse impact on us compared to other market participants.

Reinsurance segment

For 2007, we are currently projecting a decline of at least 5% in our property catastrophe gross premiums written, compared to our 2006 property catastrophe gross premiums written. The market for our catastrophe reinsurance products is dynamic and changes in state-sponsored catastrophe funds such as the FHCF noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry, can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. As a consequence, our estimate of catastrophe gross premiums written for 2007 is subject to material change.

In our specialty reinsurance unit, we are projecting our gross premiums written will increase by approximately 35% compared to our 2006 specialty gross premiums written. In general, our specialty reinsurance premiums are attributable to a small number of large contracts and the amount of specialty premiums can fluctuate significantly between quarters and between years depending upon the number of, and nature of, the transactions which we complete.

Individual Risk segment

We currently expect that our Individual Risk business gross premiums written will be down at least 10% compared to 2006. While we are actively pursuing new business opportunities, our disciplined underwriting approach and in depth due diligence process means that growth opportunities within this segment take time and we are reducing the amount of business we are writing. We believe that we may experience increasing competition for attractive new programs, and for the retention of our current programs, in light of current market dynamics.

New business

Our Ventures unit is responsible for the execution of joint ventures and strategic investments. We may consider opportunities in other areas of the insurance and reinsurance markets, or in other financial markets, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. We are currently in the process of reviewing certain opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	we are exposed to significant losses from catastrophic events and other exposures that we cover that may cause significant volatility in our financial results;

•	the frequency and severity of catastrophic events could exceed our estimates and cause losses greater than we expect;

•	risks associated with implementing our business strategies and initiatives, including the risks that we will fail to build or maintain the operations, controls and other infrastructure necessary in respect of our more recent, new or proposed initiatives;

•	risks relating to our strategy of relying on program managers, third-party administrators, and other vendors to support our Individual Risk operations;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	risks associated with executing our strategy in our newer specialty reinsurance and Individual Risk businesses;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks relating to the passage of legislation in Florida relating to reinsurance coverages offered by the FHCF, and competition from the state-sponsored Citizens, as well as the risk that similar legislation will be enacted in other states or regions;

•	the inherent uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

•	risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as the possible trend toward significant global warming and other aspects of climate change which have the potential to adversely affect our business, or the potential for significant industry losses from a matter such as an avian flu pandemic which could cause us to underestimate our exposures and potentially adversely impact our financial results;

•	we may be affected by increased competition, including from new entrants formed following hurricane Katrina and from entrants formed in future periods or by decreases in the levels of demand for our reinsurance or insurance products, particularly as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products;

•	risks due to our dependence on a few insurance and reinsurance brokers for a large portion of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third-party payments for which we remain liable;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks that the ongoing industry investigations, or the current governmental investigations and related proceedings involving former executives of the Company might impact us adversely, including as regards to our senior executive team;

•	risks relating to the availability and collectibility of our reinsurance with respect to both our Reinsurance and Individual Risk operations;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons;

•	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, DaVinciRe, Glencoe and RIHL, are subject to U.S. taxation;

•	the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•	risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms;

•	changes in the distribution or placement of risks due to increased consolidation of clients or insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	sanctions against us, as a Bermuda-based company, by multinational organizations;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the risks that U.S. federal or state governments will take actions to diminish the size of the private markets in respect of the coverages we offer, the risk of potential challenges to the Company’s claim of exemption from insurance regulation under current laws, the risk of increased global regulation of the insurance and reinsurance industry, and the risk that the Terrorism Risk Insurance Act of 2002 will not be renewed after 2007;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners; and

•	operational risks, including system or human failures.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at June 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

We received a subpoena from the SEC in February 2005, a subpoena from the Office of the NYAG in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also related to our business practice review and to our determination to restate our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, we understand that certain of our customers or reinsurers may have been asked to provide or have provided documents and information in the framework of the ongoing industry-wide investigations with respect to contracts to which we are a party.

On February 6, 2007, we announced that the SEC had accepted our offer of settlement to resolve the SEC’s investigation. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. Pursuant to the settlement we have consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. We have retained an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. While we will strive to fully comply with the settlement agreement with the SEC, it is possible that the enforcement staff of the SEC or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or to be perceived to have failed to so comply could adversely affect us, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, our former Chairman and Chief Executive Officer, Martin J. Merritt, our former controller, and Michael W. Cash, a former officer of RenaissanceRe, charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeking permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that permanently enjoins him from violating or aiding or abetting future violations of the federal securities laws, bars him from serving as an officer or director of a public company, and defers the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. The court has ordered that all discovery in the action be completed by December 14, 2007. This ongoing matter could give rise to additional costs, distractions, or impacts to our reputation. It is possible that the ongoing investigation into our former officers could give rise to additional investigations or proceedings being commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil. While we intend to continue to cooperate with the ongoing investigations, we are unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on our business, including as to our senior management team.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and, in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired the publicly traded securities of the Company between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint, which was amended in December 2006, names as defendants, in addition to the Company, current and former officers of the Company (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleges that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about our business and financial condition in, among other things, SEC filings and public statements. The Consolidated Amended Complaint, as amended, seeks compensatory damages without specifying an amount.

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

Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in our loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and may continue to increase. Currently, we believe that no individual, normal course litigation or arbitration, to which we are presently a party, is likely to have a material adverse effect on our financial condition, business or operations.

Item 1A – Risk Factors

In our registration statement on Form S-3 filed with the SEC on June 8, 2007, we revised certain of the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. Set forth below is the only risk factor the Company believes had a material change from Form 10-K.

The loss of key senior members of management could adversely affect us.

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our executive officers. In particular, we believe we have been substantially dependent upon the services of our senior members of management, who include our co-founder and current Chief Executive Officer; the Presidents of RenaissanceRe, Renaissance Reinsurance and RenaissanceRe Ventures Ltd., each of whom has served with us for more than ten years; and the Chief Executive Officer of Glencoe Group. We announced in May 2007 that the President of RenaissanceRe, William Riker, has indicated that he intends to retire from his current position at the end of 2007, and will remain as an employee of the Company serving in an advisory capacity until August 2008. While we do not believe that Mr. Riker’s transition will have an adverse impact on our business, we may be unable to foresee, or mitigate, all of the potential impacts of Mr. Riker’s departure. In addition, the loss of services of other members of senior management in the future, and the uncertain transition of new members of our senior management team, may strain our ability to execute our growth initiatives. The loss of one or more of our executive officers, including but not limited to Mr. Riker and the persons named above, could adversely impact our business, by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing executives. In general, the loss of the services of any members of our current senior management team may adversely affect our business, perhaps materially so.

In addition, our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees. We do not currently maintain key man life insurance policies with respect to any of our employees.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of Permanent Residents’ Certificates and holders of Working Residents’ Certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a Permanent Residents’ Certificate or Working Residents’ Certificate who meets the minimum standards reasonably required by the employer has applied for the job. Substantially all of our officers are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits. In addition, a Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions only for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected as a result.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases for the three months ended June 30, 2007. RenaissanceRe’s Board has authorized a share repurchase program of $150.0 million, which the Company publicly announced on August 7, 2003. The table below details the repurchases that were made under the program during the three months ended June 30, 2007, and also includes purchases representing withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Shares purchased for withholding tax		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning shares available to be repurchased							$139.5
April 1 – 30, 2007	26,460	$49.93	60	$50.18	26,400	$49.93	1.3
May 1 – 31, 2007	18,832	$55.29	18,832	$55.29	—	$—	—
June 1 – 30, 2007	—	$—	—	$—	—	$—	—
Total	45,292	$52.16	18,892	$55.27	26,400	$49.93	$138.2

The repurchases under the repurchase program were effected pursuant to a trading plan adopted by the Company under Rule 10b5-1, which expired May 3, 2007. On May 29, 2007, the Company entered into a new trading plan adopted under Rule 10b5-1. In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	Our 2007 Annual General Meeting of Shareholders was held on May 31, 2007.

(b)	Proxies were solicited by our management pursuant to Regulation 14A under the Exchange Act; there was no solicitation of opposition to our nominees listed in the proxy statement; the reelected directors were re-elected for three year terms as described in item (c)(1) below.

The other directors, whose terms of office as a director continued after the meeting are:

W. James MacGinnitie	Jean D. Hamilton
Thomas A. Cooper	Scott E. Pardee
Edmund B. Greene	Neill A. Currie
Brian R. Hall

(c)	The following matters were voted upon at the Annual General Meeting with the voting results indicated:

(1)	The Board Nominees Proposal

Our Bye-laws provide for a classified Board, divided into three classes of approximately equal size. At the 2007 Annual Meeting, the shareholders elected three Class III Directors, who shall serve until our 2010 Annual Meeting.

Nominee	Votes For	Votes Withheld
William F. Hecht	61,138,526	211,593
Henry Klehm III	61,126,299	223,820
Nicholas L. Trivisonno	61,242,850	107,269

(2)	The Auditors Proposal

Our shareholders voted to approve the appointment of Ernst & Young as our independent auditors for the 2007 fiscal year.

Votes For	Votes Against	Votes Abstained
61,315,276	15,202	19,641

Item 5 – Other Information

None

Item 6 – Exhibits

a	.	Exhibits:
10.1		Third Amendment Agreement, dated June 18, 2007 and effective June 25, 2007, among RenaissanceRe Holdings Ltd., the banks and financial institutions parties thereto, Deutsche Bank AG New York Branch, as letter of credit issuer, and Bank of America, National Association, as administrative agent (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 29, 2007).

10.2	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., the banks and financial institutions parties thereto, Wachovia Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, and certain other agents (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on May 3, 2007).
10.3	Transition Services Agreement by and between RenaissanceRe Holdings Ltd. and William I. Riker, dated July 18, 2007 (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on July 20, 2007).
31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:    August 1, 2007