Form 10-Q
period 2007-09-30
RENAISSANCERE HOLDINGS LTD
filed 2007-10-31
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of October 22, 2007 was 70,850,307.

Total number of pages in this report: 57

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of U.S. dollars)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value (Amortized cost $3,435,045 and $3,078,416 at September 30, 2007 and December 31, 2006, respectively)	$3,475,449	$3,111,930
Short term investments, at cost	2,418,958	2,410,971
Other investments, at fair value	716,686	592,829
Investments in other ventures, under equity method	176,256	227,075
Total investments	6,787,349	6,342,805
Cash and cash equivalents	317,295	214,399
Premiums receivable	714,495	419,150
Ceded reinsurance balances	194,357	133,971
Losses recoverable	220,037	301,854
Accrued investment income	41,483	41,234
Deferred acquisition costs	142,171	106,918
Receivable for investments sold	197,110	61,061
Other assets	147,041	147,634
Total assets	$8,761,338	$7,769,026
Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,128,644	$2,098,155
Reserve for unearned premiums	880,714	578,424
Debt	450,540	450,000
Subordinated obligation to capital trust	—	103,093
Reinsurance balances payable	358,333	395,083
Payable for investments purchased	511,153	88,089
Other liabilities	148,388	125,401
Total liabilities	4,477,772	3,838,245
Minority Interest – DaVinciRe	761,815	650,284
Shareholders’ Equity
Preference shares	650,000	800,000
Common shares	70,852	72,140
Additional paid-in capital	212,297	284,123
Accumulated other comprehensive income	29,649	25,217
Retained earnings	2,558,953	2,099,017
Total shareholders’ equity	3,521,751	3,280,497
Total liabilities, minority interest and shareholders’ equity	$8,761,338	$7,769,026

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2007 and 2006
(in thousands of U.S dollars, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues
Gross premiums written	$208,821	$257,752	$1,687,410	$1,748,695
Net premiums written	$149,163	$162,695	$1,330,032	$1,372,774
Decrease (increase) in unearned premiums	217,894	204,381	(241,903)	(223,085)
Net premiums earned	367,057	367,076	1,088,129	1,149,689
Net investment income	95,594	80,427	321,749	234,873
Net foreign exchange losses	(5,424)	(2,160)	(630)	(1,578)
Equity in (losses) earnings of other ventures	(23,986)	10,131	(3,610)	25,904
Other (loss) income	(10,008)	2,006	(17,709)	243
Net realized gains (losses) on investments	1,592	4,151	(5,889)	(36,953)
Total revenues	424,825	461,631	1,382,040	1,372,178
Expenses
Net claims and claim expenses incurred	131,700	42,436	416,546	348,950
Acquisition expenses	63,719	63,998	186,957	207,409
Operational expenses	27,126	27,364	82,177	77,351
Corporate expenses	7,158	5,121	19,089	16,431
Interest expense	7,226	9,492	26,400	29,163
Total expenses	236,929	148,411	731,169	679,304
Income before minority interest and taxes	187,896	313,220	650,871	692,874
Minority interest – DaVinciRe	(43,820)	(52,830)	(110,326)	(105,494)
Income before taxes	144,076	260,390	540,545	587,380
Income tax expense	(101)	(616)	(888)	(893)
Net income	143,975	259,774	539,657	586,487
Dividends on preference shares	(10,575)	(8,662)	(32,286)	(25,987)
Net income available to common shareholders	$133,400	$251,112	$507,371	$560,500
Net income available to common shareholders per Common Share – basic	$1.89	$3.53	$7.14	$7.89
Net income available to common shareholders per Common Share – diluted	$1.85	$3.48	$7.02	$7.79
Dividends declared per common share	$0.22	$0.21	$0.66	$0.63

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	Nine months ended
	September 30, 2007	September 30, 2006
Preference shares
Balance – January 1	$800,000	$500,000
Redemption of Preference Shares	(150,000)	—
Balance – September 30	650,000	500,000
Common stock
Balance – January 1	72,140	71,523
Exercise of options, and issuance of restricted
stock and awards	339	585
Repurchase of shares	(1,627)	—
Balance – September 30	70,852	72,108
Additional paid-in capital
Balance – January 1	284,123	279,762
Exercise of options, and issuance of restricted
stock and awards	14,777	6,830
Repurchase of shares	(86,603)	—
Balance – September 30	212,297	286,592
Accumulated other comprehensive income
Balance – January 1	25,217	4,760
Net unrealized gains on securities, net of
adjustment (see disclosure below)	4,432	20,712
Balance – September 30	29,649	25,472
Retained earnings
Balance – January 1	2,099,017	1,397,795
Net income	539,657	586,487
Dividends on Common Shares	(47,435)	(45,260)
Dividends on Preference Shares	(32,286)	(25,987)
Balance – September 30	2,558,953	1,913,035
Total Shareholders’ Equity	$3,521,751	$2,797,207
Comprehensive income(1)
Net income	$539,657	$586,487
Other comprehensive gain	4,432	20,712
Comprehensive income	$544,089	$607,199
Disclosure regarding net unrealized gains
Net unrealized holding losses arising during period	$(1,457)	$(16,241)
Net realized losses included in net income	5,889	36,953
Change in net unrealized gains on securities	$4,432	$20,712

(1)	Comprehensive income was $160.7 million and $280.3 million for the three months ended September 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	Nine months ended
	September 30, 2007	September 30, 2006
Cash flows provided by operating activities
Net income	$539,657	$586,487
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	(10,819)	(8,692)
Net realized losses on investments	5,889	36,953
Equity in undistributed earnings of other ventures	19,912	(13,438)
Net unrealized gains included in investment income	(51,126)	(28,118)
Net unrealized (gains) losses included in other loss	(9,776)	597
Minority interest in undistributed net income of DaVinciRe	110,326	105,494
Change in:
Premiums receivable	(295,345)	(260,764)
Ceded reinsurance balances	(60,386)	(175,305)
Deferred acquisition costs	(35,253)	(30,971)
Reserve for claims and claim expenses, net	112,306	(180,483)
Reserve for unearned premiums	302,290	398,389
Reinsurance balances payable	(36,750)	145,346
Other	35,383	(15,185)
Net cash provided by operating activities	626,308	560,310
Cash flows used in investing activities
Proceeds from sales and maturities of investments available for sale	2,452,830	4,165,060
Purchases of investments available for sale	(2,512,081)	(4,390,617)
Net purchases of short term investments	(7,987)	(187,712)
Net (purchases) sales of other investments	(69,293)	55,329
Net sales (purchases) of investments in other ventures	33,623	(7,500)
Net cash used in investing activities	(102,908)	(365,440)
Cash flows used in financing activities
Dividends paid – common shares	(47,435)	(45,260)
Dividends paid – preference shares	(32,286)	(25,987)
Net increase in minority interest	—	38,193
RenaissanceRe common share repurchase	(88,230)	—
Redemption of Series A preference shares	(150,000)	—
Redemption of capital securities	(103,093)	—
Net drawdown (repayment) of debt	540	(90,000)
Net cash used in financing activities	(420,504)	(123,054)
Net increase in cash and cash equivalents	102,896	71,816
Cash and cash equivalents, beginning of period	214,399	174,001
Cash and cash equivalents, end of period	$317,295	$245,817

The accompanying notes are an integral part of these financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Expressed in U.S. Dollars) (Unaudited)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these financial statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, the fair value of other investments and financial instruments and the Company’s net deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

•	RenaissanceRe Holdings Ltd. (‘‘RenaissanceRe’’ or the ‘‘Company’’), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance, insurance and other risk-related products and services to a broad range of customers.

•	Renaissance Reinsurance Ltd. (‘‘Renaissance Reinsurance’’), the Company’s principal reinsurance subsidiary, provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•	The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, such as Top Layer Reinsurance Ltd. (‘‘Top Layer Re’’), Starbound Holdings Ltd. (‘‘Starbound’’) and Starbound Reinsurance II Limited (‘‘Starbound II’’), all recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (‘‘DaVinci’’). Because the Company owns a minority equity interest in, but controls a majority of the outstanding voting power of DaVinci’s parent, DaVinciRe Holdings Ltd. (‘‘DaVinciRe’’), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Minority interest represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd. (‘‘RUM’’), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•	The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through operating subsidiaries of Glencoe Group Holdings Ltd. (‘‘Glencoe Group’’). Glencoe Group’s insurance operating subsidiaries principally include Stonington Insurance Company (‘‘Stonington’’), which writes business on an admitted basis, and Glencoe Insurance Ltd. (‘‘Glencoe’’) and Lantana Insurance Ltd. (‘‘Lantana’’), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers in excess of various retentions. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $297.0 million and $200.6 million for the nine months ended September 30, 2007 and 2006, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the nine months ended September 30, 2007 were $96.7 million compared to $27.1 million for the nine months ended September 30, 2006.

3.	Basic income per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted income per common share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted income per common share for the three and nine months ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to common shareholders	$133,400	$251,112
Denominator:
Denominator for basic income per common share –
Weighted average common shares	70,575,334	71,092,972
Per common share equivalents of employee stock options and restricted shares	1,369,570	1,021,703
Denominator for diluted income per common share –
Adjusted weighted average common shares and assumed conversions	71,944,904	72,114,675
Basic income per common share	$1.89	$3.53
Diluted income per common share	$1.85	$3.48

Nine months ended September 30,	2007	2006
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income attributable to common shareholders	$507,371	$560,500
Denominator:
Denominator for basic income per common share –
Weighted average common shares	71,038,195	71,025,512
Per common share equivalents of employee stock options and restricted shares	1,257,837	916,696
Denominator for diluted income per common share –
Adjusted weighted average common shares and assumed conversions	72,296,032	71,942,208
Basic income per common share	$7.14	$7.89
Diluted income per common share	$7.02	$7.79

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.22 per share to shareholders of record on each of March 15, June 15 and September 15, 2007.

The Board of Directors increased its authorized share repurchase program from $150.0 million to $500.0 million on August 15, 2007, of which $489.2 million remained available at October 22, 2007.

The Company repurchased $88.2 million of shares during the nine months ended September 30, 2007. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of RenaissanceRe. See ‘‘Part II — Other Information — Item 2.’’

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

The Company’s financial results relating to Top Layer Re, Starbound, Starbound II, ChannelRe Holdings Ltd. (‘‘ChannelRe’’) and Platinum Underwriters Holdings Ltd. (‘‘Platinum’’) are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are its weather-related operating subsidiaries including Weather Predict Inc., Weather Predict Consulting Inc., RenRe Investment Managers Ltd. (‘‘RIM’’) and Renaissance Trading Ltd. (‘‘Renaissance Trading’’).

The Company’s Individual Risk segment provides primary insurance and quota share reinsurance.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the individual segments.

A summary of the significant components of the Company’s revenues and expenses for the three and nine month periods ended September 30, 2007 and 2006 is as follows:

Three months ended September 30, 2007	Reinsurance	Individual Risk	Eliminations(1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$141,545	$101,534	$(34,258)	$—	$208,821
Net premiums written	$91,112	$58,051		—	$149,163
Net premiums earned	$242,520	$124,537		—	$367,057
Net claims and claim expenses incurred	67,335	64,365		—	131,700
Acquisition expenses	32,122	31,597		—	63,719
Operational expenses	16,301	10,825		—	27,126
Underwriting income	$126,762	$17,750		—	144,512
Net investment income				95,594	95,594
Equity in losses of other ventures				(23,986)	(23,986)
Other loss				(10,008)	(10,008)
Interest and preference share dividends				(17,801)	(17,801)
Minority interest – DaVinciRe				(43,820)	(43,820)
Other items, net				(12,683)	(12,683)
Net realized gains on investments				1,592	1,592
Net income available to common shareholders				$(11,112)	$133,400
Net claims and claim expenses incurred – current accident year	$83,104	$68,755			$151,859
Net claims and claim expenses incurred – prior accident years	(15,769)	(4,390)			(20,159)
Net claims and claim expenses incurred – total	$67,335	$64,365			$131,700
Net claims and claim expense ratio – current accident year	34.3%	55.2%			41.4%
Net claims and claim expense ratio – prior accident years	(6.5%)	(3.5%)			(5.5%)
Net claims and claim expense ratio – calendar year	27.8%	51.7%			35.9%
Underwriting expense ratio	20.0%	34.1%			24.7%
Combined ratio	47.8%	85.8%			60.6%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Three months ended September 30, 2006	Reinsurance	Individual Risk	Eliminations(1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$123,345	$166,238	$(31,831)	$—	$257,752
Net premiums written	$77,062	$85,633		—	$162,695
Net premiums earned	$236,310	$130,766		—	$367,076
Net claims and claim expenses incurred	(40,756)	83,192		—	42,436
Acquisition expenses	27,890	36,108		—	63,998
Operational expenses	18,495	8,869		—	27,364
Underwriting income	$230,681	$2,597		—	233,278
Net investment income				80,427	80,427
Equity in earnings of other ventures				10,131	10,131
Other income				2,006	2,006
Interest and preference share dividends				(18,154)	(18,154)
Minority interest – DaVinciRe				(52,830)	(52,830)
Other items, net				(7,897)	(7,897)
Net realized gains on investments				4,151	4,151
Net income available to common shareholders				$17,834	$251,112
Net claims and claim expenses incurred – current accident year	$17,131	$78,736			$95,867
Net claims and claim expenses incurred – prior accident years	(57,887)	4,456			(53,431)
Net claims and claim expenses incurred – total	$(40,756)	$83,192			$42,436
Net claims and claim expense ratio – current accident year	7.2%	60.2%			26.1%
Net claims and claim expense ratio – prior accident years	(24.4%)	3.4%			(14.5%)
Net claims and claim expense ratio – calendar year	(17.2%)	63.6%			11.6%
Underwriting expense ratio	19.6%	34.4%			24.9%
Combined ratio	2.4%	98.0%			36.5%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Nine months ended September 30, 2007	Reinsurance	Individual Risk	Eliminations(1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,263,727	$463,241	$(39,558)	$—	$1,687,410
Net premiums written	$995,686	$334,346		—	$1,330,032
Net premiums earned	$723,286	$364,843		—	$1,088,129
Net claims and claim expenses incurred	221,990	194,556		—	416,546
Acquisition expenses	86,411	100,546		—	186,957
Operational expenses	50,943	31,234		—	82,177
Underwriting income	$363,942	$38,507		—	402,449
Net investment income				321,749	321,749
Equity in losses of other ventures				(3,610)	(3,610)
Other loss				(17,709)	(17,709)
Interest and preference share dividends				(58,686)	(58,686)
Minority interest – DaVinciRe				(110,326)	(110,326)
Other items, net				(20,607)	(20,607)
Net realized losses on investments				(5,889)	(5,889)
Net income available to common shareholders				$104,922	$507,371
Net claims and claim expenses incurred – current accident year	$317,718	$225,207			$542,925
Net claims and claim expenses incurred – prior accident years	(95,728)	(30,651)			(126,379)
Net claims and claim expenses incurred – total	$221,990	$194,556			$416,546
Net claims and claim expense ratio – current accident year	43.9%	61.7%			49.9%
Net claims and claim expense ratio – prior accident years	(13.2%)	(8.4%)			(11.6%)
Net claims and claim expense ratio – calendar year	30.7%	53.3%			38.3%
Underwriting expense ratio	19.0%	36.1%			24.7%
Combined ratio	49.7%	89.4%			63.0%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Nine months ended September 30, 2006	Reinsurance	Individual Risk	Eliminations(1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,269,444	$547,791	$(68,540)	$—	$1,748,695
Net premiums written	$987,077	$385,697		—	$1,372,774
Net premiums earned	$727,744	$421,945		—	$1,149,689
Net claims and claim expenses incurred	93,869	255,081		—	348,950
Acquisition expenses	87,487	119,922		—	207,409
Operational expenses	50,802	26,549		—	77,351
Underwriting income	$495,586	$20,393		—	515,979
Net investment income				234,873	234,873
Equity in earnings of other ventures				25,904	25,904
Other income				243	243
Interest and preference share dividends				(55,150)	(55,150)
Minority interest – DaVinciRe				(105,494)	(105,494)
Other items, net				(18,902)	(18,902)
Net realized losses on investments				(36,953)	(36,953)
Net income available to common shareholders				$44,521	$560,500
Net claims and claim expenses incurred – current accident year	$193,620	$261,995			$455,615
Net claims and claim expenses incurred – prior accident years	(99,751)	(6,914)			(106,665)
Net claims and claim expenses incurred – total	$93,869	$255,081			$348,950
Net claims and claim expense ratio – current accident year	26.6%	62.1%			39.6%
Net claims and claim expense ratio – prior accident years	(13.7%)	(1.6%)			(9.2%)
Net claims and claim expense ratio – calendar year	12.9%	60.5%			30.4%
Underwriting expense ratio	19.0%	34.7%			24.8%
Combined ratio	31.9%	95.2%			55.2%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

6.	Recently Issued Accounting Pronouncements

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’), on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated statements of operations or financial condition for the three and nine months ended September 30, 2007.

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

On February 6, 2007, the Company announced that the SEC had accepted its offer of settlement to the SEC to resolve the SEC’s investigation. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. Pursuant to the settlement, the Company consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. The Company has retained an independent consultant to review certain of its internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of the Company’s Board of Directors and certain additional procedures performed by its auditors in connection with their audit of the Company’s financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. While the Company will strive to fully comply with the settlement agreement with the SEC, it is possible the Company will fail to do so, or that the enforcement staff of the SEC or the independent consultant may take issue with the Company’s cooperation despite its efforts. Any such failure to comply with the settlement agreement or to be perceived to have failed to so comply could adversely affect the Company, perhaps materially so.

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

On April 13, 2007, the Company executed a Stipulation of Settlement in which the Company agreed to settle the claims alleged in the Consolidated Amended Complaint, as amended. Pursuant to the terms of the stipulation, the Company did not make any admission of liability, and the Company continues to deny any and all liability in connection with the allegations of the Consolidated Amended Complaint, as amended. The total amount to be paid in settlement of the claims is $13.5 million. A portion of this amount is expected to be offset by insurance recoveries. These amounts have been provided for in the Company’s financial statements. The settlement provides for the full release of all parties, including the Company and its present and former directors and officers, including without limitation the defendants who were named in the suits. The settlement is subject to, among other things, court review and approval and other customary conditions. On September 12, 2007, the court certified the action as a class action for settlement purposes. A hearing has been scheduled by the court for January 11, 2008, to determine, among other things, whether the proposed settlement is fair, reasonable and adequate and whether the claims against the Company and other defendants should be dismissed with prejudice.

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

Effective June 1, 2007, the Company entered into several new reinsurance agreements with certain subsidiaries and affiliates of Tower Hill Holdings, Inc. (‘‘Tower Hill’’). The Company has an approximate 28.6% ownership interest in Tower Hill. These reinsurance agreements include four net retained personal property quota share agreements with certain subsidiaries and affiliates of Tower Hill. During the nine months ended September 30, 2007, the Company’s specialty unit has recorded $80.5 million of gross premiums written assumed from Tower Hill and its subsidiaries and affiliates related to these reinsurance agreements, including $65.6 million related to the portfolio transfer of the business from Tower Hill to the Company effective June 1, 2007. Gross premiums earned totaled $18.7 million and commissions incurred were $7.7 million for the nine months ended September 30, 2007 related to these contracts. The Company had a net related outstanding receivable balance of $2.5 million as of September 30, 2007 from Tower Hill related to these reinsurance agreements with the Company.

On May 31, 2007, the Company invested $10.0 million in Starbound II, which represents a 9.8% equity ownership interest in Starbound II. Starbound II is a Class 3 Bermuda domiciled reinsurer. Starbound II was capitalized on May 31, 2007 with $102.5 million of equity capital and $239.0 million of debt. The Company wrote additional property catastrophe excess of loss reinsurance contracts incepting on June 1, 2007 and then ceded up to 80% of these contracts to Starbound II pursuant to two fully-collateralized quota share agreements in return for an underwriting profit commission and an expense override. RUM manages the administration of Starbound II for an annual fee. The Company’s equity ownership interest in Starbound II is accounted for under the equity method of accounting. During the nine months ended September 30, 2007, the Company ceded $65.8 million of premium and $7.2 million of acquisition expenses to Starbound II. The Company had a net outstanding payable to Starbound II of $38.1 million at September 30, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2007 and 2006. The following also includes a discussion of our financial condition at September 30, 2007. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. We also direct readers to the Note on Forward-Looking Statements included in this filing.

GENERAL

RenaissanceRe was established in 1993 to write property catastrophe reinsurance. By pioneering the use of sophisticated computer models to construct our portfolio, we believe we have become one of the world’s largest and most successful catastrophe reinsurers. Leveraging this expertise, we have also established additional franchises in other selected areas of insurance and reinsurance.

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) minority interest, which represents the interest of external parties with respect to the net income of DaVinciRe; and 6) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. In the future, we expect our relative tax expenses, and effective tax rate to increase.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covers certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio in 2007 includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) catastrophe-oriented joint ventures which we manage, such as Top Layer Re, DaVinci, Starbound, Starbound II and Timicuan Reinsurance Ltd. (‘‘Tim Re’’); 2) customized reinsurance transactions, such as offering participations in our catastrophe portfolio; 3) investments in other market participants, such as our investments in ChannelRe and Platinum; and 4) other activities which are directed at non-catastrophe classes of risk. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, ChannelRe, Starbound, Starbound II, Tower Hill and Platinum are included in the Other category of our segment results.

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

Our Individual Risk business is primarily produced through three distribution channels: 1) program managers — in which we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) quota share reinsurance — in which we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions; and 3) brokers — in which we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and Stonington, which writes on an admitted basis. As noted above, in our Individual Risk business, we substantially rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Specialty Services Inc., which conducts initial due diligence as well as ongoing monitoring.

New Business and Investment Activities

In addition to our existing reinsurance and insurance businesses, from time to time, we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted classes of non-catastrophe business, both directly for our own account and through possible new joint venture opportunities.

In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. Recently, we have expanded our capabilities to explore potential strategic investments and other opportunities. While we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition.

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Summary Overview
Three months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$208,821	$257,752	$(48,931)
Net premiums written	149,163	162,695	(13,532)
Net premiums earned	367,057	367,076	(19)
Net claims and claim expenses incurred	131,700	42,436	89,264
Underwriting income	144,512	233,278	(88,766)
Net investment income	95,594	80,427	15,167
Net realized gains on investments	1,592	4,151	(2,559)
Net income available to common shareholders	133,400	251,112	(117,712)
Net income available to common shareholders per Common Share – diluted	$1.85	$3.48	$(1.63)
Net claims and claim expense ratio – current accident year	41.4%	26.1%	15.3%
Net claims and claim expense ratio – prior accident years	(5.5%)	(14.5%)	9.0%
Net claims and claim expense ratio – calendar year	35.9%	11.6%	24.3%
Underwriting expense ratio	24.7%	24.9%	(0.2%)
Combined ratio	60.6%	36.5%	24.1%

At September 30, 2007 and June 30, 2007	September 30, 2007	June 30, 2007	Change	% Change
Book value per common share	$40.53	$38.88	$1.65	4.2%
Accumulated dividends per common share	6.78	6.56	0.22	3.4%
Book value per common share plus accumulated dividends	$47.31	$45.44	$1.87	4.1%

Net income available to common shareholders was $133.4 million in the third quarter of 2007, compared to $251.1 million in the third quarter of 2006. The decrease in net income was principally due to an $88.8 million decrease in underwriting income, which was primarily driven by an $89.3 million increase in net claims and claim expenses in the third quarter of 2007 compared to the third quarter of 2006. In addition, the Company’s equity in (losses) earnings of other ventures decreased by $34.1 million due primarily to $36.0 million of unrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP. These unrealized mark-to-market losses were primarily due to the widening of credit spreads in the third quarter of 2007. Included in the third quarter of 2006 is a $31.4 million net positive impact as a result of the commutation of certain assumed and ceded reinsurance contracts in the third quarter of 2006. The net positive impact includes the sum of earned premiums, net claims and claim expenses, underwriting expenses and minority interest.

Fully diluted net income available to common shareholders per common share was $1.85 for the third quarter of 2007, compared to $3.48 in the third quarter of 2006. The decrease in net income and fully diluted earnings per share from the third quarter of 2006 to the third quarter of 2007 was primarily due to the decrease in underwriting income and equity in (losses) earnings of other ventures as noted above and offset by a $15.2 million increase in net investment income.

Book value per common share increased $1.65, or 4.2%, to $40.53 at September 30, 2007, compared to $38.88 at June 30, 2007. Book value per common share plus accumulated dividends increased $1.87, or 4.1%, to $47.31 at September 30, 2007, compared to $45.44 at June 30, 2007. The growth in book value per common share was driven by our net income available to common shareholders of $133.4 million, less $15.6 million of common dividends for the third quarter of 2007.

Underwriting Results

In the third quarter of 2007, we generated $144.5 million of underwriting income, a decrease of $88.8 million compared to $233.3 million in the third quarter of 2006. The decrease in underwriting income was driven by an increase in net claims and claim expenses in the third quarter of 2007 compared with the same period in 2006. In addition, certain assumed and ceded reinsurance contracts were commuted in the third quarter of 2006 which increased our underwriting results by $34.2 million. We had a combined ratio of 60.6%, a net claims and claim expense ratio of 35.9% and an underwriting expense ratio of 24.7% in the third quarter of 2007, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 36.5%, 11.6% and 24.9%, respectively, in the third quarter of 2006.

Gross premiums written decreased $48.9 million to $208.8 million in the third quarter of 2007, compared to $257.8 million in the third quarter of 2006. The decrease in gross premiums written was driven by a $64.7 million decrease in gross premiums written in our Individual Risk segment and an $18.2 million increase in gross premiums written in our Reinsurance segment. The Individual Risk segment’s commercial multi-line, commercial property and personal lines property lines of business all experienced a decrease in gross premiums written compared to the same period in 2006. The increase in gross premiums written in our Reinsurance segment primarily results from several reinsurance contracts which were commuted during the third quarter of 2006 and resulted in the return of $28.3 million of premium in that quarter.

Net premiums written decreased $13.5 million in the third quarter of 2007 to $149.2 million from $162.7 million in the third quarter of 2006. The decrease in net premiums written was primarily due to the decrease in gross premiums written noted above and partially offset by a $35.4 million decrease in ceded premiums written in the third quarter of 2007 compared to the third quarter of 2006. Net premiums earned remained constant at $367.1 million in the third quarter of 2007, compared to $367.1 million in the third quarter of 2006.

Net claims and claim expenses increased by $89.3 million to $131.7 million in the third quarter of 2007 compared to $42.4 million in the same quarter of 2006, principally due to a $56.0 million increase in current accident year losses. The increase in current accident year losses was primarily due to losses in our catastrophe unit related to the July flooding in the United Kingdom (‘‘U.K.’’) and hurricane Dean as well as a higher level of losses in our specialty unit. We experienced $20.2 million in favorable loss reserve development in the third quarter of 2007 compared to $53.4 million in the same quarter of 2006. The favorable development in the third quarter of 2007 was primarily attributable to the Company’s reinsurance segment. The favorable development in the third quarter of 2006 was also attributable to the Company’s reinsurance segment and was principally due to a $44.4 million reduction in prior year losses as a result of the commutation of certain assumed and ceded reinsurance contracts in that quarter.

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

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the three months ended September 30, 2007 and 2006:

Reinsurance segment overview
Three months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written(1)	$141,545	$123,345	$18,200
Net premiums written	$91,112	$77,062	$14,050
Net premiums earned	242,520	236,310	6,210
Net claims and claim expenses incurred	67,335	(40,756)	108,091
Acquisition expenses	32,122	27,890	4,232
Operational expenses	16,301	18,495	(2,194)
Underwriting income	$126,762	$230,681	$(103,919)
Net claims and claim expenses incurred – current accident year	$83,104	$17,131	$65,973
Net claims and claim expenses incurred – prior accident years	(15,769)	(57,887)	42,118
Net claims and claim expenses incurred – total	$67,335	$(40,756)	$108,091
Net claims and claim expense ratio – current accident year	34.3%	7.2%	27.1%
Net claims and claim expense ratio – prior accident years	(6.5%)	(24.4%)	17.9%
Net claims and claim expense ratio – calendar year	27.8%	(17.2%)	45.0%
Underwriting expense ratio	20.0%	19.6%	0.4%
Combined ratio	47.8%	2.4%	45.4%

(1)	Reinsurance gross premiums written includes $34.3 million and $31.8 million of premiums assumed from the Individual Risk segment for the three months ended September 30, 2007 and 2006, respectively.

Reinsurance Segment Gross Premiums Written   —   Gross premiums written in our Reinsurance segment increased by $18.2 million to $141.5 million in the third quarter of 2007, compared $123.3 million in the third quarter of 2006. The increase in gross premiums written was primarily driven by several reinsurance contracts which were commuted during the third quarter of 2006 which resulted in the return of $28.3 million of premium in the third quarter of 2006 that did not recur in the third quarter of 2007. Our Reinsurance segment results have been increasingly impacted in recent periods by a small number of relatively large transactions with significant clients.

Reinsurance Segment Underwriting Results   —   Our Reinsurance segment generated $126.8 million of underwriting income in the third quarter of 2007, compared to $230.7 million in the third quarter of 2006, a decrease of $103.9 million. The decrease in underwriting income is principally a result of our Reinsurance segment experiencing a $66.0 million increase in current accident year net claims and claim expenses during the third quarter of 2007, compared to the third quarter of 2006, primarily due to losses in our catastrophe unit related to the July flooding in the U.K. and hurricane Dean as well as a higher level of losses in our specialty unit. In addition, our Reinsurance segment experienced $15.8 million of favorable development on prior year reserves in the third quarter of 2007, compared to $57.9 million in the third quarter of 2006, a decrease of $42.1 million. In the third quarter of 2007, our Reinsurance segment generated a net claims and claim expense ratio of 27.8%, an underwriting expense ratio of 20.0% and a combined ratio of 47.8%, compared to (17.2%), 19.6% and 2.4%, respectively, in the third quarter of 2006. The favorable development in the third quarter of 2007 was principally attributable to our catastrophe unit. The favorable development in the third quarter of 2006 was principally attributable to a $44.4 million reduction in prior year losses as a result of the commutation of certain reinsurance contracts in the quarter.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $8.9 million and $3.3 million for the third quarters of 2007 and 2006, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 3.7% and 1.4% for the third quarters of 2007 and 2006, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $23.3 million and $17.3 million for the third quarters of 2007 and 2006, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the three months ended September 30, 2007 and 2006:

Catastrophe overview
Three months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$84,271	$92,150	$(7,879)
DaVinci	17,856	10,578	7,278
Total property catastrophe gross premiums written(1)	$102,127	$102,728	$(601)
Net premiums written	$51,694	$56,445	$(4,751)
Net premiums earned	186,692	193,373	(6,681)
Net claims and claim expenses incurred	21,805	(15,206)	37,011
Acquisition expenses	19,870	20,689	(819)
Operational expenses	11,846	12,669	(823)
Underwriting income	$133,171	$175,221	$(42,050)
Net claims and claim expenses incurred – current accident year	$36,131	$(6,658)	$42,789
Net claims and claim expenses incurred – prior accident years	(14,326)	(8,548)	(5,778)
Net claims and claim expenses incurred – total	$21,805	$(15,206)	$37,011
Net claims and claim expense ratio – current accident year	19.4%	(3.4%)	22.8%
Net claims and claim expense ratio – prior accident years	(7.7%)	(4.4%)	(3.3%)
Net claims and claim expense ratio – calendar year	11.7%	(7.8%)	19.5%
Underwriting expense ratio	17.0%	17.3%	(0.3%)
Combined ratio	28.7%	9.5%	19.2%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $34.3 million and $31.1 million for the three months ended September 30, 2007 and 2006, respectively.

Catastrophe Reinsurance Gross Premiums Written   —   In the third quarter of 2007, our property catastrophe gross premiums written decreased by $0.6 million to $102.1 million, compared to $102.7 million in the third quarter of 2006.

Catastrophe Reinsurance Underwriting Results   —   Our catastrophe unit generated $133.2 million of underwriting income in the third quarter of 2007, compared to $175.2 million in the third quarter of 2006, a decrease of $42.1 million. The decrease in underwriting income was due primarily to a $6.7 million decrease in net premiums earned and a $37.0 million increase in net claims and claim expenses. In the third quarter of 2007, our catastrophe unit generated a net claims and claim expense ratio of 11.7%, an underwriting expense ratio of 17.0% and a combined ratio of 28.7%, compared to (7.8%), 17.3% and 9.5%, respectively, in the third quarter of 2006. Ceded premiums earned totaled $71.7 million in the third quarter of 2007 compared to $72.6 million in the third quarter of 2006. Current accident year losses of $36.1 million were up $42.8 million from negative $6.7 million in the third quarter of 2006. Included in current accident year losses for the third quarter of 2007 were losses relating to the July U.K. flooding and hurricane Dean. During the third quarter of 2007, we experienced $14.3 million of favorable development on prior year reserves principally due to lower than expected claims emergence on the 2006 accident year. This compares to $8.5 million of favorable development in the third quarter of 2006 which was primarily driven by favorable development on one contract as a result of a commutation.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended September 30, 2007 and 2006:

Specialty overview
Three months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$39,536	$20,367	$19,169
DaVinci	(118)	250	(368)
Total specialty gross premiums written(1)	$39,418	$20,617	$18,801
Net premiums written	$39,418	$20,617	$18,801
Net premiums earned	55,828	42,937	12,891
Net claims and claim expenses incurred	45,530	(25,550)	71,080
Acquisition expenses	12,252	7,201	5,051
Operational expenses	4,455	5,826	(1,371)
Underwriting (loss) income	$(6,409)	$55,460	$(61,869)
Net claims and claim expenses incurred – current accident year	$46,973	$23,789	$23,184
Net claims and claim expenses incurred – prior accident years	(1,443)	(49,339)	47,896
Net claims and claim expenses incurred – total	$45,530	$(25,550)	$71,080
Net claims and claim expense ratio – current accident year	84.1%	55.4%	28.7%
Net claims and claim expense ratio – prior accident years	(2.5%)	(114.9%)	112.4%
Net claims and claim expense ratio – calendar year	81.6%	(59.5%)	141.1%
Underwriting expense ratio	29.9%	30.3%	(0.4%)
Combined ratio	111.5%	(29.2%)	140.7%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the specialty unit of $nil and $0.7 million for the three months ended September 30, 2007 and 2006, respectively.

Specialty Reinsurance Gross Premiums Written   —   In the third quarter of 2007, our specialty reinsurance gross premiums written increased by $18.8 million to $39.4 million, compared to $20.6 million in the third quarter of 2006. The increase in gross premiums written is principally attributable to certain assumed reinsurance contracts that were commuted in the third quarter of 2006 which resulted in the return of $28.3 million of specialty reinsurance gross premiums written that did not recur in the third quarter of 2007. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of relatively large transactions.

Specialty Reinsurance Underwriting Results   —   Our specialty unit experienced an underwriting loss of $6.4 million in the third quarter of 2007, compared to $55.5 million of underwriting income in the third quarter of 2006, a decrease of $61.9 million, primarily due to a $71.1 million increase in net claims and claim expenses. In the third quarter of 2007, our specialty unit generated a net claims and claim expense ratio of 81.6%, an underwriting expense ratio of 29.9% and a combined ratio of 111.5%, compared to a net claims and claim expense ratio of negative 59.5%, an underwriting expense ratio of 30.3% and a combined ratio of negative 29.2%, in the third quarter of 2006. Current accident year losses of $47.0 million increased $23.2 million from $23.8 million in the third quarter of 2006 primarily due to a higher level of earned premium combined with three relatively large reported losses in the period. During the third quarters of 2007 and 2006, we experienced $1.4 million and $49.3 million, respectively, of favorable development on prior accident years, which was primarily driven by lower than expected reported claims on prior year reserves. The favorable development in the third quarter of 2006 was also driven by a decrease in prior year reserves as a result of the commutation of several contracts.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts include insurance contracts and quota share reinsurance with respect to risks including: 1) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products, and multi-peril crop insurance; 2) commercial property, which principally includes catastrophe-exposed commercial property products; and 3) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage. We operate through the Glencoe Group of companies, whose principal operating subsidiaries are Glencoe, Stonington, Stonington Lloyds Insurance Company Ltd. and Lantana.

Below is a summary of the underwriting results and ratios for our Individual Risk segment for the three months ended September 30, 2007 and 2006:

Individual Risk segment overview
Three months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$60,428	$92,056	$(31,628)
Commercial property	26,361	46,597	(20,236)
Personal lines property	14,745	27,585	(12,840)
Gross premiums written	$101,534	$166,238	$(64,704)
Net premiums written	$58,051	$85,633	$(27,582)
Net premiums earned	$124,537	$130,766	$(6,229)
Net claims and claim expenses incurred	64,365	83,192	(18,827)
Acquisition expenses	31,597	36,108	(4,511)
Operational expenses	10,825	8,869	1,956
Underwriting income	$17,750	$2,597	$15,153
Net claims and claim expenses incurred – current accident year	$68,755	$78,736	$(9,981)
Net claims and claim expenses incurred – prior years	(4,390)	4,456	(8,846)
Net claims and claim expenses incurred – total	$64,365	$83,192	$(18,827)
Net claims and claim expense ratio – current accident year	55.2%	60.2%	(5.0%)
Net claims and claim expense ratio – prior accident years	(3.5%)	3.4%	(6.9%)
Net claims and claim expense ratio – calendar year	51.7%	63.6%	(11.9%)
Underwriting expense ratio	34.1%	34.4%	(0.3%)
Combined ratio	85.8%	98.0%	(12.2%)

Individual Risk Segment Gross Premiums Written   —   Premiums generated by our Individual Risk segment decreased $64.7 million to $101.5 million in the third quarter of 2007 from $166.2 million in the third quarter of 2006. Our Individual Risk segment’s commercial multi-line, commercial property and personal lines property lines of business all experienced a decrease in gross premiums written compared to the same period in 2006. The decrease in commercial multi-line premium was principally driven by the termination of one large program in 2006 and consequently the premium was not written in third quarter of 2007; the decrease in the commercial property gross premiums written was due to us terminating one large commercial property quota share contract in the second quarter of 2007 combined with softening rates in the California earthquake commercial property market resulting in a decrease in business that met our return hurdles; the decrease in personal lines property gross premiums written was principally due to our decision last year to reduce the Company’s exposure to this market and redeploy our capacity within the property catastrophe excess of loss reinsurance market within our Reinsurance segment where we found pricing and terms more attractive. In addition, we have found that the market in general is softening which has decreased our gross premiums written. Net premiums written decreased $27.6 million to $58.1 million in the third quarter of 2007, compared to $85.6 million in the third quarter of 2006 due principally to the decrease in gross premiums written noted above. The decrease in gross premiums ceded was principally a result of a program being terminated in 2006 that was 100% ceded in that period. Net premiums earned decreased $6.2 million to $124.5 million in the third quarter of 2007, compared to $130.8 million in the third quarter of 2006, due principally to the decrease in net premiums written in 2007 compared to 2006. Our Individual Risk segment premiums can fluctuate significantly between quarters and between years depending upon factors including the timing of the inception or cessation of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in-force books of business.

Individual Risk Segment Underwriting Results   —   Our Individual Risk segment generated underwriting income of $17.8 million in the third quarter of 2007, compared to $2.6 million in the third quarter of 2006, an increase of $15.2 million. The increase was primarily due to a decrease in the net claims and claim expenses. In the third quarter of 2007, our Individual Risk segment generated a net claims and claim expenses ratio of 51.7%, an underwriting expense ratio of 34.1% and a combined ratio of 85.8%, compared to 63.6%, 34.4% and 98.0%, respectively, in the third quarter of 2006. The current accident year net claims and claim expenses ratio of 55.2% for the three months ended September 30, 2007 was 5.0 percentage points lower than the third quarter of 2006. The decrease in this ratio was due primarily to a lower level of attritional losses incurred in the third quarter of 2007 than the third quarter of 2006. Our Individual Risk segment prior year reserves experienced $4.4 million of favorable development in the third quarter of 2007 compared to $4.5 million of adverse development in the third quarter of 2006.

Net Investment Income

Net investment income increased $15.2 million to $95.6 million in the third quarter of 2007, compared to $80.4 million for the third quarter in 2006, reflecting a combination of higher average invested assets in our portfolio of fixed maturity investments available for sale and short term investments and comparably strong investment returns. Our other investments, which include hedge funds and private equity investments, earned $19.8 million in the third quarter of 2007 compared to $12.8 million in the third quarter of 2006. Of this amount $4.3 million relates to net unrealized gains in the third quarter of 2007 compared to $2.6 million in the third quarter of 2006.

Net Realized Gains on Investments

In the third quarter of 2007, we generated net realized investment gains of $1.6 million compared to $4.2 million in the third quarter of 2006. Net realized investment gains in the third quarter of 2007 and 2006 were principally driven by normal trading activity in a declining interest rate environment. Net realized investment gains are net of other than temporary impairment losses of $4.3 million and $0.5 million in the third quarters of 2007 and 2006, respectively. Credit-related impairment charges totaled $nil and $nil in the third quarters of 2007 and 2006, respectively.

Equity in (Losses) Earnings of Other Ventures

The equity in (losses) earnings of other ventures is detailed below:

Three months ended September 30,	2007	2006
(in thousands of U.S. dollars)
Top Layer Re	$4,093	$3,176
Starbound	301	941
Tower Hill	1,131	872
Starbound II	1,057	—
ChannelRe	(30,568)	5,142
Total equity in (losses) earnings of other ventures	$(23,986)	$10,131

Equity in (losses) earnings of other ventures in the third quarter of 2007 represents our pro-rata share of the net (loss) earnings from our investments in our joint ventures, Top Layer Re, Starbound, Tower Hill, Starbound II and ChannelRe. Equity in (losses) earnings of other ventures incurred a loss of $24.0 million in the third quarter of 2007, compared to $10.1 million of earnings in the third quarter of 2006, a decrease of $34.1 million. This decrease was primarily due to a $35.7 million decrease in our equity in (losses) earnings of ChannelRe. The decrease in ChannelRe was primarily due to $36.0 million ofunrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP and was primarily due to the widening of credit spreads in the third quarter of 2007. This $36.0 million charge includes $1.7 million relating to the Company’s 32.7% share of ChannelRe’s reported unrealized mark-to-market losses for the quarter ending June 30, 2007 and $34.3 million relating to the Company’s 32.7% share of ChannelRe’s estimated unrealized mark-to-market losses for the quarter ending September 30, 2007. The Company records its equity pick-up from ChannelRe one quarter in arrears, but due to the significance of the estimated losses for the third quarter of 2007 we recorded ChannelRe’s estimated third quarter 2007 unrealized mark-to-market losses in the third quarter of 2007. The current credit market conditions and other factors giving rise to the unrealized mark-to-market adjustments included in ChannelRe’s earnings are expected to continue, and accordingly, are expected to cause ongoing variability in the reported earnings of ChannelRe over coming periods. Effective August 31, 2007, Starbound repurchased the outstanding shares of its investors at book value, as a result, the Company now owns 100% of Starbound and consequently, Starbound became a consolidated entity effective August 31, 2007. Our equity pick-up from ChannelRe and Tower Hill is recorded one quarter in arrears, except that our third quarter 2007 results reflect the anticipated third quarter charge from ChannelRe as noted above.

Other (Loss) Income

The fee income and other items reported in other (loss) income are detailed below:

Three months ended September 30,	2007	2006
(in thousands of U.S. dollars)
Fee income	$5,818	$1,252
Other items	(15,826)	754
Total other (loss) income	$(10,008)	$2,006

Fee income was principally generated from the annual management fee we previously received from Platinum and was $5.8 million in the third quarter of 2007 compared to $1.3 million in the third quarter of 2006. Our services agreement with Platinum expired on September 30, 2007 and it was not renewed, and thus we will no longer receive a management fee thereunder. The increase in the fee is due to an increase in the premium based portion of the contract recognized in the third quarter of 2007, compared to the third quarter of 2006. Other items generated a loss of $15.8 million in the third quarter of 2007, principally driven by an $11.6 million expense related to reinsurance contracts accounted for as derivatives and deposits under GAAP, a $1.3 million trading loss related to our weather trading activities, which includes realized and unrealized gains and losses on weather related derivatives trading and related operating expenses and $5.1 million of net expenses associated with our weather consulting business, $3.2 million of which relates to an investment we made in the quarter in respect of a loss mitigation interactive program. Offsetting these losses in the third quarter of 2007 was a $0.7 million mark-to-market gain on our Platinum warrant and $1.4 million of other service fees. The third quarter of 2006 generated a gain of $0.8 million , which was primarily a result of a $4.3 million mark-to-market gain on our Platinum warrant and offset by a $3.6 million expense related to reinsurance contracts accounted for as derivatives and deposits under GAAP.

Other Items

Interest expense decreased by $2.3 million to $7.2 million in the third quarter of 2007, compared to $9.5 million in the third quarter of 2006. The decrease in interest expense was primarily due to the redemption of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% trust preferred capital securities (the ‘‘Capital Securities’’) of the Company’s Capital Trust during the first quarter of 2007 and lower average outstanding debt during the third quarter of 2007 compared to the third quarter of 2006.

Minority interest decreased $9.0 million to $43.8 million in the third quarter of 2007, compared to $52.8 million in the third quarter of 2006, due to decreased profitability in DaVinciRe in the third quarter of 2007 compared to the third quarter of 2006. The decline in profitability was driven by modest insured catastrophe loss activity in the third quarter of 2007 which decreased DaVinciRe’s underwriting income, compared to the third quarter of 2006.

SUMMARY OF RESULTS OF OPERATIONS

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Summary Overview
Nine months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,687,410	$1,748,695	$(61,285)
Net premiums written	1,330,032	1,372,774	(42,742)
Net premiums earned	1,088,129	1,149,689	(61,560)
Net claims and claim expenses incurred	416,546	348,950	67,596
Underwriting income	402,449	515,979	(113,530)
Net investment income	321,749	234,873	86,876
Net realized losses on investments	(5,889)	(36,953)	31,064
Net income available to common shareholders	507,371	560,500	(53,129)
Net income available to common shareholders per Common Share – diluted	$7.02	$7.79	$(0.77)
Net claims and claim expense ratio – current accident year	49.9%	39.6%	10.3%
Net claims and claim expense ratio – prior accident years	(11.6%)	(9.2%)	(2.4%)
Net claims and claim expense ratio – calendar year	38.3%	30.4%	7.9%
Underwriting expense ratio	24.7%	24.8%	(0.1%)
Combined ratio	63.0%	55.2%	7.8%

At September 30, 2007 and December 31, 2006	September 30, 2007	December 31, 2006	Change	% Change
Book value per common share	$40.53	$34.38	$6.15	17.9%
Accumulated dividends per common share	6.78	6.12	0.66	10.8%
Book value per common share plus accumulated dividends	$47.31	$40.50	$6.81	16.8%

Net income available to common shareholders was $507.4 million in the first nine months of 2007, compared to $560.5 million in the first nine months of 2006, a decrease of $53.1 million. Net income available to common shareholders per fully diluted common share was $7.02 for the first nine months of 2007, compared to $7.79 in the first nine months of 2006. The decrease in net income available to common shareholders and fully diluted earnings per share was primarily due to a $113.5 million decrease in underwriting income, a $29.5 million decrease in equity in (losses) earnings of other ventures due to $36.0 million of unrealized losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP, and partially offset by a $86.9 million increase in net investment income. The unrealized mark-to-market losses in ChannelRe were primarily due to widening credit spreads in the third quarter of 2007.

Included in our results for the first nine months of 2007 is $102.2 million of net negative impact from European windstorm Kyrill (‘‘Kyrill’’) and the U.K. flood losses which occurred in the nine months of 2007. Net negative impact includes the sum of net claims and claim expenses incurred, assumed and ceded reinstatement premiums earned and minority interest. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. The net negative impact from Kyrill and the U.K. floods is all attributable to the Company’s Reinsurance segment.

Book value per common share increased $6.15, or 17.9%, to $40.53 at September 30, 2007, compared to $34.38 at December 31, 2006. Book value per common share plus accumulated dividends increased $6.81, or 16.8%, to $47.31 at September 30, 2007, compared to $40.50 at December 31, 2006. The growth in book value per share was driven by our net income available to common shareholders of $507.4 million, less $47.4 million of common dividends in the first nine months of 2007. Common shares outstanding decreased to 70.9 million at September 30, 2007 from 72.1 million at December 31, 2006, principally due to the Company repurchasing 1.6 million shares of common stock during the first nine months of 2007.

Underwriting Results

In the first nine months of 2007, we generated $402.4 million of underwriting income, compared to $516.0 million in the first nine months of 2006, a decrease of $113.5 million. The decrease in underwriting income was driven by the $61.6 million decrease in net premiums earned, combined with a $67.6 million increase in net claims and claim expenses incurred. We generated a combined ratio of 63.0%, a net claims and claim expense ratio of 38.3% and an underwriting expense ratio of 24.7%, in the first nine months of 2007, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 55.2%, 30.4% and 24.8%, respectively, in the first nine months of 2006.

Gross premiums written decreased $61.3 million to $1,687.4 million in the first nine months of 2007, compared to $1,748.7 million in the first nine months of 2006. The decrease in our gross premiums written was primarily due to an $84.6 million decrease in gross premiums written in our Individual Risk segment and a $5.7 million decrease in our Reinsurance segment. Net premiums written decreased $42.7 million in the first nine months of 2007 to $1,330.0 million from $1,372.8 million in the first nine months of 2006. The decrease in net premiums written was due to the decrease in gross premiums written and partially offset by lower ceded premiums written. Net premiums earned decreased $61.6 million to $1,088.1 million in the first nine months of 2007, compared to $1,149.7 million in the first nine months of 2006 due to the decrease in net premiums written noted above.

Net claims and claim expenses increased by $67.6 million to $416.5 million in the first nine months of 2007 compared to $349.0 million in the first nine months of 2006, due in part to an $87.3 million increase in current accident year losses. In addition, we experienced $126.4 million in favorable development in the first nine months of 2007 compared to $106.7 million in the first nine months of 2006. The increase in current accident year losses was principally due to a higher level of catastrophe losses occurring in the first nine months of 2007 compared to the same period in 2006. The first nine months of 2007 were impacted by Kyrill, flooding in the U.K. and hurricane Dean. The 2007 favorable development was principally driven by the impact of reported claims and claim expenses on prior year reserves coming in less than expected within our specialty unit. In the first nine months of 2006, the favorable development was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected within our specialty unit as well as the impact of the commutation of certain assumed and ceded reinsurance contracts which resulted in a reduction of prior year reserves of $44.4 million.

Underwriting Results by Segment

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Our Reinsurance segment provides reinsurance through our catastrophe reinsurance and specialty reinsurance business units and through Ventures. Our Individual Risk segment provides primary insurance and quota share reinsurance.

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the nine months ended September 30, 2007 and 2006:

Reinsurance segment overview
Nine months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written(1)	$1,263,727	$1,269,444	$(5,717)
Net premiums written	$995,686	$987,077	$8,609
Net premiums earned	723,286	727,744	(4,458)
Net claims and claim expenses incurred	221,990	93,869	128,121
Acquisition expenses	86,411	87,487	(1,076)
Operational expenses	50,943	50,802	141
Underwriting income	$363,942	$495,586	$(131,644)
Net claims and claim expenses incurred – current accident year	$317,718	$193,620	$124,098
Net claims and claim expenses incurred – prior accident years	(95,728)	(99,751)	4,023
Net claims and claim expenses incurred – total	$221,990	$93,869	$128,121
Net claims and claim expense ratio – current accident year	43.9%	26.6%	17.3%
Net claims and claim expense ratio – prior accident years	(13.2%)	(13.7%)	0.5%
Net claims and claim expense ratio – calendar year	30.7%	12.9%	17.8%
Underwriting expense ratio	19.0%	19.0%	0.0%
Combined ratio	49.7%	31.9%	17.8%

(1)	Reinsurance gross premiums written includes $39.6 million and $68.5 million of premiums assumed from the Individual Risk segment for the nine months ended September 30, 2007 and 2006, respectively.

Reinsurance Segment Gross Premiums Written   —   Gross premiums written in our Reinsurance segment were relatively flat at $1,263.7 million in the first nine months of 2007, compared to $1,269.4 million in the first nine months of 2006. The relatively constant level of premiums is due to less favorable pricing and terms for the first nine months of 2007, compared to the first nine months of 2006, which decreased premiums and was offset by one large contract written in the third quarter of 2007 within our specialty unit. The less favorable pricing was principally driven by a softening market following the low level of insured catastrophe losses occurring during 2006, although the decline in market conditions in the first nine months of 2007 has not been as steep as we expected at the beginning of the year. Our Reinsurance segment results have been increasingly impacted in recent periods by a small number of large transactions with significant clients.

Reinsurance Segment Underwriting Results   —   Our Reinsurance segment generated $363.9 million of underwriting income in the first nine months of 2007, compared to $495.6 million in the first nine months of 2006, a decrease of $131.6 million. The decrease was due to a $128.1 million increase in net claims and claim expenses in the third quarter of 2007. In the first nine months of 2007, our Reinsurance segment generated a net claims and claim expenses ratio of 30.7%, an underwriting expense ratio of 19.0% and a combined ratio of 49.7%, compared to 12.9%, 19.0% and 31.9%, respectively, in the first nine months of 2006. Current accident year losses of $317.7 million increased $124.1 million from $193.6 million in the first nine months of 2006 due to a higher level of catastrophes occurring in the first nine months of 2007. In the first nine months of 2007, we experienced favorable development on prior years reserves of $95.7 million which was principally driven by reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance business unit. In the first nine months of 2006, we experienced favorable development on prior year reserves of $99.8 million which was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance business unit, as well as the impact of the commutation of certain assumed and ceded reinsurance contracts in the third quarter of 2006 which decreased prior year reserves by $44.4 million.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $20.0 million and $5.5 million for the first nine months of 2007 and 2006, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 2.8% and 0.8% for the first nine months of 2007 and 2006, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $56.6 million and $38.0 million for the first nine months of 2007 and 2006, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the nine months ended September 30, 2007 and 2006:

Catastrophe overview
Nine months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$665,211	$753,009	$(87,798)
DaVinci	348,708	322,922	25,786
Total property catastrophe gross premiums written(1)	$1,013,919	$1,075,931	$(62,012)
Net premiums written	$745,878	$793,564	$(47,686)
Net premiums earned	557,422	554,468	2,954
Net claims and claim expenses incurred	158,667	96,502	62,165
Acquisition expenses	59,396	62,610	(3,214)
Operational expenses	37,284	33,399	3,885
Underwriting income	$302,075	$361,957	$(59,882)
Net claims and claim expenses incurred – current accident year	$190,661	$79,095	$111,566
Net claims and claim expenses incurred – prior accident years	(31,994)	17,407	(49,401)
Net claims and claim expenses incurred – total	$158,667	$96,502	$62,165
Net claims and claim expense ratio – current accident year	34.2%	14.3%	19.9%
Net claims and claim expense ratio – prior accident years	(5.7%)	3.1%	(8.8%)
Net claims and claim expense ratio – calendar year	28.5%	17.4%	11.1%
Underwriting expense ratio	17.3%	17.3%	0.0%
Combined ratio	45.8%	34.7%	11.1%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Catastrophe unit of $39.6 million and $66.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Catastrophe Reinsurance Gross Premiums Written   —   In the first nine months of 2007, our property catastrophe gross premiums written decreased by $62.0 million to $1,013.9 million, compared to $1,075.9 million in the first nine months of 2006. The decrease in the first nine months of 2007 was primarily due to a softening market, as a result of which we wrote less premium. In addition, the decrease was also a result of a decrease in premiums written on behalf of fully-collateralized joint ventures from

$114.3 million in the first nine months of 2006, to $60.3 million in the first nine months of 2007. These premiums were written on behalf of Starbound and Tim Re in the first nine months of 2006, and primarily on behalf of Starbound II in the first nine months of 2007.

Catastrophe Reinsurance Underwriting Results   —   Our catastrophe unit generated $302.1 million of underwriting income in the first nine months of 2007, compared to $362.0 million in the first nine months of 2006, a decrease of $59.9 million. The decrease in underwriting income in the first nine months of 2007 was due primarily to an increase in net claims and claim expenses of $62.2 million principally related to Kyrill and flood losses in the U.K., and an increase in operational expenses of $3.9 million due to growth in our expense base, partially offset by an increase in net premiums earned of $3.0 million. In the first nine months of 2007, our catastrophe unit generated a net claims and claim expense ratio of 28.5%, an underwriting expense ratio of 17.3% and a combined ratio of 45.8%, compared to 17.4%, 17.3% and 34.7%, respectively, in the first nine months of 2006. Current accident year losses of $190.7 million were up $111.6 million from $79.1 million in the first nine months of 2006, principally due to Kyrill and flood losses in the U.K., as discussed above. During the first nine months of 2007, we experienced $32.0 million of favorable development on prior year reserves. This favorable development primarily relates to a reduction in the estimated ultimate losses of some relatively small U.S. catastrophes occurring in the 2006 accident year. In the first nine months of 2006, we incurred $17.4 million of adverse loss reserve development which primarily related to a U.K. industrial property loss occurring at the end of the 2005 accident year.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the nine months ended September 30, 2007 and 2006:

Specialty overview
Nine months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$240,384	$169,947	$70,437
DaVinci	9,424	23,566	(14,142)
Total specialty gross premiums written(1)	$249,808	$193,513	$56,295
Net premiums written	$249,808	$193,513	$56,295
Net premiums earned	165,864	173,276	(7,412)
Net claims and claim expenses incurred	63,323	(2,633)	65,956
Acquisition expenses	27,015	24,877	2,138
Operational expenses	13,659	17,403	(3,744)
Underwriting income	$61,867	$133,629	$(71,762)
Net claims and claim expenses incurred – current accident year	$127,057	$114,525	$12,532
Net claims and claim expenses incurred – prior accident years	(63,734)	(117,158)	53,424
Net claims and claim expenses incurred – total	$63,323	$(2,633)	$65,956
Net claims and claim expense ratio – current accident year	76.6%	66.1%	10.5%
Net claims and claim expense ratio – prior accident years	(38.4%)	(67.6%)	29.2%
Net claims and claim expense ratio – calendar year	38.2%	(1.5%)	39.7%
Underwriting expense ratio	24.5%	24.4%	0.1%
Combined ratio	62.7%	22.9%	39.8%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Catastrophe unit of $nil and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Specialty Reinsurance Gross Premiums Written   —   In the first nine months of 2007, our specialty reinsurance gross premiums written increased by $56.3 million to $249.8 million compared to $193.5 million in the first nine months of 2006. The increase in gross premiums written was primarily driven by the impact of an assumed portfolio transfer of a personal lines property quota share reinsurance contract which resulted in $80.5 million of gross premiums written in the first nine months of 2007. We do not currently expect this personal lines property quota share reinsurance contract to renew in its current form in 2008. In the absence of this one large transaction, our specialty premium would have been down in comparison to the prior period, as a result of several factors including the non-renewal of contracts due to many clients retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Specialty Reinsurance Underwriting Results   —   Our specialty unit generated $61.9 million of underwriting income in the first nine months of 2007, compared to $133.6 million in the first nine months of 2006, a decrease of $71.8 million, primarily due to a decrease in net premiums earned and an increase in net claims and claim expenses. In the first nine months of 2007, our specialty unit generated a net claims and claim expense ratio of 38.2%, an underwriting expense ratio of 24.5% and a combined ratio of 62.7%, compared to a net claims and claim expense ratio of negative 1.5%, an underwriting expense ratio of 24.4% and a combined ratio of 22.9%, in the first nine months of 2006. Current accident year losses of $127.1 million were up $12.5 million from $114.5 million in the first nine months of 2006 due to a higher level of reported losses in the first nine months of 2007 compared to the first nine months of 2006. During the first nine months of 2007, we experienced $63.7 million of favorable loss reserve development on prior accident years primarily as a result of lower loss emergence than initially expected and a reduction in our initial expected loss ratios for two lines of business. During the first nine months of 2006, we experienced favorable development on prior years reserves of $117.2 million which was primarily driven by lower than expected reported claims on prior year reserves.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for our Individual Risk segment for the nine months ended September 30, 2007 and 2006:

Individual Risk segment overview
Nine months ended September 30,	2007	2006	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$280,694	$296,045	$(15,351)
Commercial property	143,879	179,006	(35,127)
Personal lines property	38,668	72,740	(34,072)
Gross premiums written	$463,241	$547,791	$(84,550)
Net premiums written	$334,346	$385,697	$(51,351)
Net premiums earned	$364,843	$421,945	$(57,102)
Net claims and claim expenses incurred	194,556	255,081	(60,525)
Acquisition expenses	100,546	119,922	(19,376)
Operational expenses	31,234	26,549	4,685
Underwriting income	$38,507	$20,393	$18,114
Net claims and claim expenses incurred – current accident year	$225,207	$261,995	$(36,788)
Net claims and claim expenses incurred – prior years	(30,651)	(6,914)	(23,737)
Net claims and claim expenses incurred – total	$194,556	$255,081	$(60,525)
Net claims and claim expense ratio – current accident year	61.7%	62.1%	(0.4%)
Net claims and claim expense ratio – prior accident years	(8.4%)	(1.6%)	(6.8%)
Net claims and claim expense ratio – calendar year	53.3%	60.5%	(7.2%)
Underwriting expense ratio	36.1%	34.7%	1.4%
Combined ratio	89.4%	95.2%	(5.8%)

Individual Risk Segment Gross Premiums Written   —   Premiums generated by our Individual Risk segment decreased $84.6 million to $463.2 million in the first nine months of 2007 from $547.8 million in the first nine months of 2006. Our Individual Risk segment’s commercial multi-line, commercial property and personal lines property lines of business all experienced a decrease in gross premiums written compared to the same period in 2006. The decrease in commercial multi-line premium was principally driven by the termination of one large program in 2006 and consequently the premium was not written in 2007; the decrease in the commercial property gross premiums written was due to us terminating one large commercial property quota share contract in the second quarter of 2007 combined with softening rates in the California earthquake commercial property market resulting in a decrease in business that met our return hurdles; the decrease in personal lines property gross premiums written was principally due to our decision last year to reduce the Company’s exposure to this market and redeploy our capacity within the property catastrophe excess of loss reinsurance market within our Reinsurance segment where we found pricing and terms more attractive. In addition, we have found that the market in general is softening which has decreased our gross premiums written. Net premiums written decreased $51.4 million to $334.3 million in the first nine months of 2007, compared to $385.7 million in the first nine months of 2006 due to the decline in gross premiums written. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business.

Individual Risk Segment Underwriting Results   —   Our Individual Risk segment generated $38.5 million of underwriting income in the first nine months of 2007, compared to $20.4 million in the first nine months of 2006, an increase of $18.1 million. The increase was due to a combination of a $60.5 million decrease in net claims and claim expenses incurred and a $19.4 million decrease in acquisition costs and partially offset by a $57.1 million decrease in net premiums earned and a $4.7 million increase in operational expenses. In the first nine months of 2007, our Individual Risk segment generated a net claims and claim expenses ratio of 53.3%, an underwriting expense ratio of 36.1% and a combined ratio of 89.4%, compared to 60.5%, 34.7% and 95.2%, respectively, in the first nine months of 2006. The current accident year net claims and claim expenses ratio of 61.7% for the nine months of 2007 was 0.4 percentage points lower than the first nine months of 2006. Our Individual Risk segment prior year reserves experienced favorable development of $30.7 million in the first nine months of 2007 compared to $6.9 million in the first nine months of 2006, which was primarily related to better than expected claims emergence.

Net Investment Income

Net investment income increased $86.9 million to $321.7 million in the first nine months of 2007, compared to $234.9 million for the first nine months in 2006, reflecting a combination of comparably strong investment returns and higher average invested assets in our portfolio of fixed maturity investments available for sale and short term investments. Our other investments, which include hedge funds and private equity investments, earned $98.4 million in the first nine months of 2007 compared to $50.6 million in the first nine months of 2006. Of this amount, $51.1 million relates to net unrealized gains in the first nine months of 2007 compared to $28.1 million in the first nine months of 2006.

Net Realized Losses on Investments

In the first nine months of 2007, we incurred net realized investment losses of $5.9 million compared to $37.0 million in the first nine months of 2006. Net realized investment losses in the first nine months of 2007 were driven by $18.0 million of other than temporary impairment charges compared to $43.0 million in the first nine months of 2006. Credit-related impairment charges totaled $nil and $nil in the first nine months of 2007 and 2006, respectively.

Equity in (Losses) Earnings of Other Ventures

The equity in (losses) earnings of other ventures is detailed below:

Nine months ended September 30,	2007	2006
(in thousands of U.S. dollars)
Top Layer Re	$11,787	$9,471
Starbound	2,289	1,246
Tower Hill	1,463	1,743
Starbound II	1,401	—
ChannelRe	(20,550)	13,444
Total equity in (losses) earnings of other ventures	$(3,610)	$25,904

Equity in (losses) earnings of other ventures in the first nine months of 2007 represents our pro-rata share of the net (loss) earnings from our investments in our joint ventures, Top Layer Re, Starbound, Tower Hill, Starbound II and ChannelRe. Equity in (losses) earnings of other ventures incurred a loss of $3.6 million in the first nine months of 2007, compared to $25.9 million of earnings in the first nine months of 2006. The $29.5 million decrease in equity in (losses) earnings of other ventures in the first nine months of 2007 compared to the first nine months of 2006 is due to a $34.0 million decrease in equity in (losses) earnings from ChannelRe. The decrease in ChannelRe was primarily due to $36.0 million ofunrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP and was primarily due to the widening of credit spreads in the third quarter of 2007. This $36.0 million charge includes $1.7 million relating to the Company’s 32.7% share of ChannelRe’s reported unrealized mark-to-market losses for the quarter ending June 30, 2007 and $34.3 million relating to the Company’s 32.7% share of ChannelRe’s estimated unrealized mark-to-market losses for the quarter ending September 30, 2007. The Company records its equity pick-up from ChannelRe one quarter in arrears, but due to the significance of the estimated losses for the third quarter of 2007 we recorded ChannelRe’s estimated third quarter 2007 unrealized mark-to-market losses in the third quarter of 2007. The current credit market conditions and other factors giving rise to the unrealized mark-to-market adjustments included in ChannelRe’s earnings are expected to continue, and accordingly, are expected to cause ongoing variability in the reported earnings of ChannelRe over coming periods. The losses noted above are offset by the increased earnings of Top Layer Re during the first nine months of 2007 and the inclusion of Starbound II in the second and third quarters of 2007. The Company invested $10.0 million in Starbound II during the second quarter of 2007, which represents a 9.8% equity ownership interest in Starbound II. Effective August 31, 2007, Starbound repurchased the outstanding shares of its investors at book value, as a result, the Company now owns 100% of Starbound and consequently, Starbound became a consolidated entity effective August 31, 2007. Our equity pick-up from ChannelRe and Tower Hill is recorded one quarter in arrears, except that our results for the nine months ended September 30, 2007 reflects the anticipated third quarter charge from ChannelRe as noted above.

Other (Loss) Income

The fee income and other items reported in other (loss) income are detailed below:

Nine months ended September 30,	2007	2006
(in thousands of U.S. dollars)
Fee income	$8,432	$3,763
Other items	(26,141)	(3,520)
Total other (loss) income	$(17,709)	$243

Fee income was principally generated from the annual management fee from Platinum and increased to $8.4 million in the first nine months of 2007 compared to $3.8 million in the first nine months of 2006. Our services agreement with Platinum expired on September 30, 2007 and it was not renewed, and thus we will no longer receive a management fee thereunder. The increase in the fee is due to an increase in the premium based portion of the contract recognized in the first nine months of 2007, compared to the first nine months of 2006. Other items generated a loss of $26.1 million in the first nine months of 2007, principally driven by a $25.6 million expense related to reinsurance contracts accounted for as derivatives and deposits under GAAP; compared with a loss of $3.5 million in the first nine months of 2006, principally driven by a $4.2 million expense related to reinsurance contracts accounted for as derivatives and deposits under GAAP.

Other Items

Interest expense decreased by $2.8 million to $26.4 million in the first nine months of 2007, compared to $29.2 million in the first nine months of 2006. The decrease in interest expense was primarily due to the redemption of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% Capital Securities of the Company’s Capital Trust during the first quarter of 2007 and lower average outstanding debt during the first nine months of 2007 compared to the first nine months of 2006, partially offset by a $3.6 million redemption premium paid upon the redemption noted above.

Minority interest increased $4.8 million to $110.3 million in the first nine months of 2007, compared to $105.5 million in the first nine months of 2006, due to increased profitability in DaVinciRe in the first nine months of 2007 compared to the first nine months of 2006.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt securities, and to make dividend payments to our preference and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our U.S. and Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At September 30, 2007, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.2 billion, and the amount of capital and surplus required to be maintained was $559.8 million. During the first nine months of 2007, Renaissance Reinsurance, DaVinci and Glencoe declared aggregate dividends of $399.8 million, $21.7 million and $nil respectively, compared with $179.3 million, $nil and $nil, respectively, for the first nine months of 2006. Because of an accumulated deficit in earned surplus from prior operations, Glencoe is currently not permitted to pay ordinary dividends to its shareholders without Bermuda Monetary Authority (‘‘BMA’’) approval. Glencoe is, however, able to return up to 15% of its statutory capital on an annual basis without obtaining BMA approval.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which are the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (‘‘TDI’’) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At September 30, 2007, the statutory capital and surplus of Stonington was $112.8 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500 million revolving credit facility to meet additional liquidity and capital requirements. At September 30, 2007, no amounts had been drawn against this revolving credit facility. Since September 30, 2007, we have utilized $6.0 million of the revolving credit facility to support letters of credit issued on behalf of the Company. As a result, $494.0 million is currently available to be drawn upon.

CASH FLOWS

Cash flows from operating activities in the first nine months of 2007 were $626.3 million, which principally consisted of our net income of $539.7 million, an increase in reserves for unearned premiums of $302.3 million, an increase in our minority interest of $110.3 million, a $112.3 million increase in net reserves and partially offset by a $295.3 million increase in premiums receivable, a $60.4 million increase in ceded reinsurance balances and $51.1 million of net unrealized gains, among other items. The increase in premiums receivable was principally due to our gross premiums written in the first nine months of 2007. The increase in net reserves was principally due to increased net losses incurred, net of the payment of claims and payments received on losses recoverable.

Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at September 30, 2007, it is likely that we will experience a significant amount of paid claims in near-term future periods which will diminish our net cash flows from operations, perhaps significantly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at September 30, 2007 and December 31, 2006:

At September 30, 2007	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$268,412	$332,990	$238,595	$839,997
Specialty reinsurance	124,511	97,262	401,376	623,149
Total Reinsurance	392,923	430,252	639,971	1,463,146
Individual Risk	246,111	13,360	406,027	665,498
Total	$639,034	$443,612	$1,045,998	$2,128,644

At December 31, 2006
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$366,337	$282,544	$226,579	$875,460
Specialty reinsurance	104,010	77,315	412,466	593,791
Total Reinsurance	470,347	359,859	639,045	1,469,251
Individual Risk	272,119	15,611	341,174	628,904
Total	$742,466	$375,470	$980,219	$2,098,155

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but which cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the first nine months ended September 30, 2007 and 2006, changes to prior year estimated claims reserves increased our net income by $126.4 million and $106.7 million, respectively.

A 10% change to our reserves at September 30, 2007 would equate to a $212.9 million adjustment to net claims and claim expenses incurred, which represents 42.0% of our net income available to common shareholders for the nine months ended September 30, 2007, and 6.0% of shareholders’ equity at September 30, 2007. We are developing an analytical approach to quantifying reasonably likely changes to the variability of our key reserving assumptions embedded in our reserving estimation techniques. We will include the results of this analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Included in our results for the first nine months of 2007 are $155.5 million of net claims and claim expenses from Kyrill and the U.K. flood losses which occurred in the first nine months of 2007. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. The net claims and claim expenses from Kyrill and the U.K. floods are all attributable to the Company’s Reinsurance segment.

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

CAPITAL RESOURCES

Our total capital resources at September 30, 2007 and December 31, 2006 were as follows:

(in thousands of U.S. dollars)	At September 30, 2007	At December 31, 2006
Common shareholders’ equity	$2,871,751	$2,480,497
Preference shares	650,000	800,000
Total shareholders’ equity	3,521,751	3,280,497
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to capital trust	—	103,093
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility – borrowed	200,000	200,000
DaVinciRe revolving credit facility – unborrowed	—	—
Revolving credit facility – borrowed	—	—
Revolving credit facility – unborrowed	500,000	500,000
Renaissance Trading credit facility – borrowed	540	—
Renaissance Trading credit facility – unborrowed	9,460	—
Total capital resources	$4,481,751	$4,333,590

In the first nine months of 2007, our capital resources increased $148.2 million, primarily due to our net income available to common shareholders of $507.4 million and partially offset by the redemption on March 1, 2007, of all of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% Capital Securities of the Company’s Capital Trust of $103.1 million, the redemption of $150.0 million of our Series A Preference Shares, the repurchase of $88.2 million of our common stock and common dividends of $47.4 million.

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

In January 2003, we issued $100 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, we issued $150 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a ‘‘make-whole’’ premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at September 30, 2007.

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

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. At September 30, 2007, the initial $100.0 million drawn in 2002 remained outstanding as did an additional borrowing of $100.0 million which was made during 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.0% during the first nine months of 2007 (2006 — 5.7%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At September 30, 2007, DaVinciRe was in compliance with the covenants under this agreement. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. (‘‘RIHL’’). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. On April 27, 2007, the reimbursement agreement was amended and restated to, among other things: (i) extend the term of the agreement to April 27, 2010; (ii) change the total commitment thereunder from $1.725 billion to $1.4 billion; (iii) provide for the potential increase of the total commitment to up to $1.8 billion if certain conditions are met; and (iv) increase the minimum net worth requirement with respect to DaVinci by $150.0 million to $300.0 million. At September 30, 2007, we had $971.5 million of letters of credit with effective dates on or before September 30, 2007 outstanding under the facility and total letters of credit outstanding under all facilities of $1,029.8 million.

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

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No advances were outstanding under this facility at September 30, 2007 (December 31, 2006 — $nil). Interest rates on the facility are based on a spread above LIBOR, and averaged nil% during the first nine months of 2007 as there were no advances outstanding during the nine months ended September 30, 2007 (September 30, 2006 — 5.4%). As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the ‘‘Debt to Capital Ratio’’) of 0.35:1 and that the consolidated net worth (the ‘‘Net Worth Requirements’’) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

In the fourth quarter of 2005, our consolidated joint venture, DaVinciRe, raised $320.6 million of equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. In conjunction with the transaction, we modified the DaVinciRe shareholders agreement and provided new and existing shareholders certain with new rights. The second amended and restated shareholders agreement provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held. Any share repurchases are subject to certain limitations, as described in the second amended and restated shareholders agreement, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, if they desire to have DaVinciRe repurchase shares. The repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. One shareholder put in a repurchase notice on or before the March 1, 2007 notice date. The notice was for the repurchase of shares with a GAAP book value of $28.7 million at December 31, 2006.

Effective January 1, 2006, the Company purchased the shares of one of DaVinciRe’s original shareholders for $15.4 million, subject to a true-up for development on outstanding loss reserves after the settlement of all claims relating to the applicable years; thereby increasing our economic ownership to 22.3%. In addition, on February 1, 2006, DaVinciRe raised an additional $53.9 million of equity capital. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position. Our economic ownership interest in DaVinciRe was 20.5% at September 30, 2007.

SHAREHOLDERS’ EQUITY

In the first nine months of 2007, our consolidated shareholders’ equity, including preference shares, increased by $241.3 million to $3.5 billion at September 30, 2007, from $3.3 billion at December 31, 2006. The change in shareholders’ equity was principally due to our net income available to common shareholders of $507.4 million and a $4.4 million increase in accumulated other comprehensive income, and offset by $47.4 million of dividends to our common shareholders, the redemption of $150.0 million of our preference shares and the repurchase of $88.2 million of our common stock.

INVESTMENTS

At September 30, 2007, we held investments totaling $6.8 billion, compared to $6.3 billion at December 31, 2006.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At September 30, 2007	At December 31, 2006
Fixed maturity investments available for sale, at fair value	$3,475,449	$3,111,930
Short term investments, at cost	2,418,958	2,410,971
Other investments, at fair value	716,686	592,829
Total managed investments portfolio	6,611,093	6,115,730
Investments in other ventures, under equity method	176,256	227,075
Total investments	$6,787,349	$6,342,805

Our total investments for the nine months ended September 30, 2007 increased by $444.5 million from December 31, 2006 primarily from investing a portion of our net cash provided by operating activities in our investment portfolio, partially offset by dispositions from our investment portfolio to fund certain financing activities during the first nine months of 2007 including the redemptions of our Series A Preference Shares and our debentures underlying the Capital Securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio taken as a whole is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At September 30, 2007, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2006 — AA), an average duration of 1.3 years (December 31, 2006 — 1.3 years) and an average yield to maturity of 4.9% (December 31, 2006 — 5.3%).

Other Investments

The table below shows our portfolio of other investments at September 30, 2007 and December 31, 2006:

(in thousands of U.S. dollars)	At September 30, 2007	At December 31, 2006
Private equity partnerships	$293,099	$223,245
Non-U.S. fixed income funds	125,687	97,999
Catastrophe bonds	124,247	114,614
Senior secured bank loan funds	98,412	81,428
Hedge funds	75,230	72,439
Miscellaneous other investments	11	3,104
Total investments	$716,686	$592,829

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported one month or one quarter in arrears. Our estimates of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $98.4 million for the nine months ended September 30, 2007, compared to $50.6 million for the nine months ended September 30, 2006. Of this amount, $51.1 million was related to net unrealized gains compared with $28.1 million related to net unrealized gains for the nine months ended September 30, 2007 and 2006, respectively.

We have committed capital to private equity partnerships of $400.5 million, of which $253.8million has been contributed at September 30, 2007. In addition, we have committed capital to a bank loan fund of $150.0 million, of which $15.0 million has been contributed at September 30, 2007.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At September 30, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes our contractual obligations by remaining maturity at September 30, 2007:

At September 30, 2007 (in thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)
7.0% Senior Notes	$158,314	$158,314	$—	$—	$—
5.875% Senior Notes	131,596	5,875	11,750	11,750	102,221
Renaissance Trading revolving credit facility	540	540	—	—	—
DaVinciRe revolving credit facility(2)	231,825	12,000	219,825	—	—
Private equity commitments(3)	143,500	143,500	—	—	—
Bank loan fund(3)	135,000	135,000	—	—	—
Operating lease obligations	46,216	5,581	10,182	8,553	21,900
Obligations under credit derivative contracts	1,317	1,172	145	—	—
Reserve for claims and claim expenses(4)	2,128,644	730,319	669,075	263,137	466,113
Total contractual obligations	$2,976,952	$1,192,301	$910,977	$283,440	$590,234

(1)	Includes contractual interest and dividend payments.
(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2007 through 2010 based upon the current interest rate on the facility.

(3)	The private equity commitments and bank loan fund do not have a defined contractual commitment date and therefore we have included them in the less than one year category.
(4)	We caution the reader that the information provided above relates to estimated future payment dates of our reserves for claims and claim expenses, is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, at times significantly, and therefore are highly uncertain. In order to estimate the payment dates of our contractual obligations for our reserve for claims and claim expense, we have used the work of an actuarial firm. This firm has based its estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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

CURRENT OUTLOOK

Market Conditions

While the U.S. hurricane season is not deemed to be over until the end of November, 2007 has already proven to be an active year meteorologically, with the occurrence of two category 5 hurricanes making landfall in North America, as well as a number of smaller windstorms. However, in terms of insured industry losses, the first nine months of 2007 have been relatively benign, particularly in the U.S. This is in contrast to 2005, in which hurricane Katrina resulted in a record level of insured property losses, and which was also characterized by a large number of other catastrophic insured losses, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. Those losses followed an active year in 2004, in which there were four major hurricanes that made landfall in Florida. Such losses, together with a number of scientific studies and reports, including reports relating to the possibility of long-term climate change, increased the perception of risk held by many industry stakeholders, including rating agencies, ceding companies, and other market participants, which contributed to increased demand for catastrophe-exposed insurance and reinsurance during 2006 and 2007. The affected lines have included catastrophe reinsurance and catastrophe-exposed homeowners business, as well as other catastrophe-exposed lines of business, such as large account commercial property. This increased demand, along with improved pricing and policy terms resulted in an increase in new capital within the industry including substantial new company formation, with a significant amount of capital raised to support the affected catastrophe exposed classes of business.

The benign insured catastrophe loss activity in 2006 and thus far in 2007, combined with the new capital within the industry as noted above, have contributed to a marked increase in competition in catastrophe insurance and reinsurance products. We currently expect competition to continue to increase in 2008. In 2007, these market dynamics and increased overall supply levels unfavorably impacted the non-catastrophe lines in which we participate. We currently expect these trends to continue, and perhaps accelerate, in 2008. We currently expect that overall market price reductions in our core lines will be moderate, supported in part by rating agency requirements, increasingly robust risk management tools, and significant industry-wide returns of capital. In addition, we believe that our strong relationships, and track record of superior claims paying and other client service, will enable us to compete for the business we find attractive. However, it is possible that industry pricing in our core product lines will decrease more rapidly than we anticipate, or that we will encounter more significant competitive barriers than we have in the past.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds such as the Florida Hurricane Catastrophe Fund (‘‘FHCF’’), or the implementation of new government-subsidized or sponsored programs can dramatically alter market conditions. We currently expect that gross premiums written in our catastrophe reinsurance unit will decrease by approximately 5% in 2007, compared to 2006, and will decrease approximately 10% in 2008, compared to 2007. Our specialty reinsurance premiums are attributable to a small number of large contracts and the amount of specialty premiums can fluctuate significantly between quarters and between years depending upon the number and nature of the transactions which we complete. Due to the addition of one large transaction in 2007, we currently expect our gross premiums written in our specialty reinsurance unit to increase by approximately 30% in 2007, compared to 2006, and to decrease approximately 25% in 2008, compared to 2007.

With respect to our Individual Risk business, we currently expect increased pricing pressures across many of the lines of business we have written in the last several years. In addition, we believe that we will experience increasing competition for attractive new programs, and for the retention of our current programs, in light of current market dynamics. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships, our in-depth due diligence process means that growth opportunities within this segment take time, though we do believe we have a dynamic team that responds quickly to these growth opportunities. We believe that we have established ourselves as an effective and creative, though disciplined, partner, and as a result we are presented with many of the more attractive opportunities to analyze and compete for. We currently expect that gross premiums written in our Individual Risk segment will decrease by at least 15% in 2007, compared to 2006, and will decrease by approximately 5% in 2008, compared to 2007.

As noted above, we have recently expanded the capabilities of our Ventures unit to explore potential strategic investments and other opportunities. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. Among other things, we currently expect that the recent and continuing dislocation in the capital and credit markets will present potentially attractive investment and operational opportunities, particularly given our strong reputation, financial resources, and joint venture expertise.

Regulatory Update

In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A (the ‘‘Florida Bill’’), that increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida now provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expands the ability of Citizens Property Insurance Corporation (‘‘Citizens’’), a state-sponsored entity, to compete with private insurance companies, such as ours.

In September 2007, the U.S. House of Representatives passed legislation, H.R. 3121, the Flood Insurance Reform and Modernization Act, which would renew, expand and alter the National Flood Insurance Program (‘‘NFIP’’). The NFIP, which is operated by the Federal Emergency Management Agency (‘‘FEMA’’), provides subsidized flood insurance in identified flood plain zones. The NFIP is currently estimated to insure approximately 5 million policyholders in 20,000 communities and has a deficit of approximately $17.5 billion. H.R. 3121 includes a provision, sponsored by Rep. Gene Taylor (D-MS) (the ‘‘Taylor Amendment’’), that would expand the NFIP to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event). The Taylor Amendment, as approved by the House, would provide coverage up to $0.5 million for a single-family dwelling, $0.5 million for a dwelling unit within a multiple-dwelling structure, approximately $0.2 million for the contents of a dwelling unit, $1.0 million for non-residential properties, and approximately $0.8 million for the contents of a non-residential property.

On September 25, 2007, the Committee on Financial Services of the U.S. House of Representatives approved another proposed bill, H.R. 3355, the ‘‘Homeowners’ Defense Act of 2007’’ co-sponsored by Reps. Ron Klein (D-FL) and Tim Mahoney (D-FL) (the ‘‘Klein-Mahoney Bill’’). The Klein — Mahoney bill contains two titles, one that would create a National Catastrophe Risk Consortium and one that would require the U.S. Treasury Department to establish a national homeowners insurance stabilization program. The National Catastrophe Risk Consortium program would allow multiple participating states to pool state sponsored catastrophic risk insured or reinsured in wind pools or other residual markets. The stabilization program would allow the Treasury Department to make below-cost loans to participating states or their reinsurance pools and/or residual markets.

The Klein-Mahoney Bill is currently expected to be approved by the full House, perhaps in the current Congressional session. To date, neither the Klein-Mahoney Bill, nor the proposed Taylor Amendment to H.R. 3355 have been approved by the Senate, and we do not currently expect that the Senate will approve them during its current session. In addition, the Bush Administration has indicated that it would likely veto both bills in their current form. However, we can not assure you that this legislation or similar legislation will not be adopted. Passage of such legislation would adversely affect us.

We are monitoring these developments carefully. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of certain specific catastrophe-exposed markets including Florida, the Florida Bill and the potential federal legislation described above may have a disproportionate adverse impact on us compared to other market participants.

Congress has recently conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated foreign reinsurers from 1% to 4%; another proposal would limit deductions for premiums ceded to affiliated non-U.S. companies above certain levels. Other proposals relating to cross-border transactions, intangible products, or non-U.S. jurisdictions generally have been introduced in a number of Congressional committees. Enactment of some versions of such legislation, depending on the specific details, could adversely affect our financial results.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	we are exposed to significant losses from catastrophic events and other exposures that we cover that may cause significant volatility in our financial results;

•	the frequency and severity of catastrophic events could exceed our estimates and cause losses greater than we expect;

•	risks associated with implementing our business strategies and initiatives, including the risks that we will fail to build or maintain the operations, controls and other infrastructure necessary in respect of our more recent, new or proposed initiatives;

•	risks relating to our strategy of relying on program managers, third-party administrators, and other vendors to support our Individual Risk operations;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	risks relating to the passage of legislation in Florida relating to reinsurance coverages offered by the FHCF, and competition from the state-sponsored Citizens, as well as the risk that additional state-based or new federal legislation will be enacted and adversely impact us;

•	risks associated with executing our strategy in our newer specialty reinsurance and Individual Risk businesses;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	the inherent uncertainties in our reserving process, which we believe are increasing as we diversify into new product classes;

•	risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as the possible trend toward significant global warming and other aspects of climate change which have the potential to adversely affect our business, or the potential for significant industry losses from a matter such as an avian flu pandemic which could cause us to underestimate our exposures and potentially adversely impact our financial results;

•	we may be affected by increased competition, including from new entrants formed following hurricane Katrina and from entrants formed in future periods or by decreases in the levels of demand for our reinsurance or insurance products, particularly as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products;

•	risks due to our dependence on a few insurance and reinsurance brokers for a large portion of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	failures of our reinsurers, brokers or program managers to honor their obligations, including their obligations to make third-party payments for which we remain liable;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks that the ongoing industry investigations, or the current governmental investigations and related proceedings involving former executives of the Company might impact us adversely, including as regards to our senior executive team;

•	risks relating to the availability and collectibility of our reinsurance with respect to both our Reinsurance and Individual Risk operations;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons;

•	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, DaVinciRe, Glencoe and RIHL, are subject to U.S. taxation;

•	the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•	risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms;

•	changes in the distribution or placement of risks due to increased consolidation of clients or insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	sanctions against us, as a Bermuda-based company, by multinational organizations;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the risks that U.S. federal or state governments will take actions to diminish the size of the private markets in respect of the coverages we offer, the risk of potential challenges to the Company’s claim of exemption from insurance regulation under current laws, the risk of increased global regulation of the insurance and reinsurance industry, and the risk that the Terrorism Risk Insurance Act of 2002 will not be renewed after 2007;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners; and

•	operational risks, including system or human failures.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at September 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 6, 2007, we announced that the SEC had accepted our offer of settlement to resolve the SEC’s investigation. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. Pursuant to the settlement, we have consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. We have retained an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. While we will strive to fully comply with the settlement agreement with the SEC, it is possible that the enforcement staff of the SEC or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or to be perceived to have failed to so comply could adversely affect us, perhaps materially so.

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

On April 13, 2007, we executed a Stipulation of Settlement in which we agreed to settle the claims alleged in the Consolidated Amended Complaint, as amended. Pursuant to the terms of the stipulation, we did not make any admission of liability, and we continue to deny any and all liability in connection with the allegations of the Consolidated Amended Complaint, as amended. The total amount to be paid in settlement of the claims is $13.5 million. A portion of this amount is expected to be offset by insurance recoveries. These amounts have been provided for in our financial statements. The settlement provides for the full release of all parties, including the Company and our present and former directors and officers, including without limitation the defendants who were named in the suits. The settlement is subject to, among other things, court review and approval and other customary conditions. On September 12, 2007, the court certified the action as a class action for settlement purposes. A hearing will be held by the court on January 11, 2008, to determine, among other things, whether the proposed settlement is fair, reasonable and adequate and whether the claims against the Company and other defendants should be dismissed with prejudice.

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

Item 1A — Risk Factors

We previously reported a material change in the risk factors from our Form 10-K in our Form 10-Q filed with the SEC on August 2, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock purchases for the three months ended September 30, 2007. On August 15, 2007, the Board of Directors publicly announced an increase in the Company’s share repurchase program to $500.0 million from the original amount publicly announced on August 7, 2003 of $150.0 million. The table below details the repurchases that were made under the program during the three months ended September 30, 2007, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$138.2
July 1-31, 2007	13,690	$61.58	13,690	$61.58	—	$—	—
August 1-15, 2007	1,211,101	$54.79	601	$56.44	1,210,500	$54.79	(66.3)
August 15, 2007 – increase authorized share repurchase program to $500.0 million							428.1
Dollar amount available to be repurchased							$500.0
August 15-31, 2007	200,381	$55.60	6,781	$57.28	193,600	$55.54	(10.8)
September 1-30, 2007	965	$58.78	865	$59.10	100	$55.99	0.0
Total	1,426,137	$54.97	21,937	$60.01	1,404,200	$54.89	$489.2

The repurchases noted above were effected pursuant to a new trading plan adopted by the Company under Rule 10b5-1 on May 29, 2007. The Company amended this plan on August 23, 2007, solely to reflect an authorized increase in the dollar amount of shares available to be repurchased pursuant to the repurchase program to $500.0 million. In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

10.1	Fourth Amendment Agreement, dated as of September 6, 2007, to that Second Amended and Restated Credit Agreement dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named herein, Deutsche Bank AG, New York Branch, as Letter of Credit Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: October 31, 2007