Form 10-K
period 2007-12-31
RENAISSANCERE HOLDINGS LTD
filed 2008-02-22
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 29, 2007 was $4,446,505,998 based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

The number of Common Shares outstanding at February 12, 2008 was 65,686,769.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed in respect of our 2008 Annual General Meeting of Shareholders.

RENAISSANCERE HOLDINGS LTD.

PART I

Unless the context otherwise requires, references in this Annual Report to “RenaissanceRe” or the “Company” mean RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), Renaissance Reinsurance of Europe (“Renaissance Europe”), Glencoe Group Holdings Ltd. (“Glencoe Group”), Glencoe Specialty Holdings Inc. (“Glencoe Holdings”), Glencoe Insurance Ltd. (“Glencoe”), Glencoe U.S. Holdings Inc. (“Glencoe U.S.”), Stonington Insurance Company (“Stonington”), Lantana Insurance Ltd. (“Lantana”), Glencoe Specialty Services Inc. (“Glencoe Specialty Services”), Renaissance Underwriting Managers, Ltd. (“RUM”), RenaissanceRe Ventures Ltd. (“Ventures”), Timicuan Reinsurance Ltd. (“Tim Re”), RenTech U.S. Holdings Inc. (“RenTech”), RenRe Investment Managers Ltd. (“RIM”), Renaissance Trading Ltd. (“RTL”), Weather Predict Inc. (“Weather Predict”), WeatherPredict Consulting Inc. (“WP Consulting”), RenaissanceRe Capital Trust (“Capital Trust”), Renaissance Investment Management Company Ltd. (“RIMCO”), Renaissance Investment Holdings Ltd. (“RIHL”) and RenaissanceRe Services Ltd. (“Renaissance Services”). We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (“Top Layer Re”) and Starbound Reinsurance II Ltd. (“Starbound II”), both recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). The financial results of DaVinci and DaVinci’s parent company, DaVinciRe Holdings Ltd. (“DaVinciRe”), are consolidated in our financial statements. Unless the context otherwise requires, references to RenaissanceRe do not include any of the joint ventures, which we account for under the equity method and for which we provide underwriting services. For your convenience, we have included a glossary beginning on page 62 of selected insurance and reinsurance terms. All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intends”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, overall market trends, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, trends in market conditions, prices, market standing and product volumes, investment results, government initiatives and regulatory matters, and pricing conditions in the reinsurance and insurance industries.

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	we are exposed to significant losses from catastrophic events and other exposures that we cover, which we expect to cause significant volatility in our financial results from time to time;

•	the frequency and severity of catastrophic events or other events which we cover could exceed our estimates and cause losses greater than we expect;

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

•

risks relating to the potential passage of legislation in Florida continuing to expand the reinsurance coverages offered by the Florida Hurricane Catastrophe Fund (“FHCF”) and the insurance policies written by the state-sponsored Citizens Property Insurance Corporation (“Citizens”), or failing to reduce such coverages, as well as the risk that additional state-based or new federal legislation will be enacted and adversely impact us;

•

risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as the trend toward potentially significant global warming and other aspects of climate change which have the potential to adversely affect our business, or the potential for significant industry losses from a matter such as an avian flu pandemic which could cause us to underestimate our exposures and potentially adversely impact our financial results;

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

•

risks that our portfolio of business continues to be increasingly characterized by a relatively small number of relatively large transactions with reinsurance clients, program managers or companies with whom we do business;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•	a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, DaVinciRe, Glencoe, Top Layer Re, RIMCO and RIHL, are subject to U.S. taxation;

•

the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate;

•

changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the risks that U.S. federal or state governments will take actions to diminish the size of the private markets in respect of the coverages we offer, the risk of potential challenges to the Company’s claim of exemption from insurance regulation under current laws and the risk of increased global regulation of the insurance and reinsurance industry;

•	operational risks, including system or human failures;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons;

•	risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms;

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

•

we expect to be affected by increased competition, including from the relatively new entrants formed following hurricane Katrina, and from new competition from non-traditional participants as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products;

•

the risk that there could be regulations or legislative changes adversely impacting us, as a Bermuda-based company, relative to our competitors, or actions taken by multinational organizations having such an impact;

•

risks arising out of the changes we anticipate in the distribution or placement of risks due to increased consolidation of clients or insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•	risks relating to the availability and collectibility of our reinsurance with respect to both our Reinsurance and Individual Risk operations;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

•	acquisitions or strategic investments that we made or may make could turn out to be unsuccessful;

•

exposure to the sub-prime mortgage securities market, which has resulted in significant credit spread widening, prolonged illiquidity, reduced price transparency and increased volatility in the investments, capital and financial guaranty markets, as well as underwriting-related losses; and

•	the risk that we could be deemed to have failed to comply with the terms of the Company’s settlement agreement, or otherwise to have cooperated, with the Securities and Exchange Commission (“SEC”).

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail in “Risk Factors” below. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.     BUSINESS

GENERAL

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance. Through our operating subsidiaries, we seek to obtain a portfolio of reinsurance, insurance and financial risks in each of our businesses that are significantly better than the market average and produce an attractive return on equity. We seek to accomplish this in part by taking advantage of market dislocations, and by leveraging our core capabilities of risk assessment and information management. Overall, our strategy focuses on superior risk selection, capital management, marketing and joint ventures. We provide value to our clients and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We measure our financial success principally through long-term growth in tangible book value per common share plus accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure in the past.

Our core products include property catastrophe reinsurance, which we write through our principal operating subsidiary Renaissance Reinsurance and joint ventures, principally DaVinci, Top Layer Re and Starbound II; specialty reinsurance risks through Renaissance Reinsurance and DaVinci; and primary insurance and quota share reinsurance, which we write through the operating subsidiaries of the Glencoe Group. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and are building a unique franchise in the U.S. program business. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong relationships.

We conduct our business through two reportable segments, Reinsurance and Individual Risk. For the year ended December 31, 2007, our Reinsurance and Individual Risk segments accounted for approximately 69.2% and 30.8%, respectively, of our total consolidated gross premiums written. Our segments are more fully described in “Business Segments” below.

Underwriting and Risk Management

We seek to develop and effectively utilize sophisticated computer models and other analytical tools to assess and manage the risks that we underwrite and attempt to optimize our portfolio of reinsurance and insurance contracts and other financial risks. These efforts are managed across our organization by a team of professionals led by our President and Chief Executive Officer.

With respect to our Reinsurance operations, since 1993, we have developed and continuously seek to improve our proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (“REMS©”). As described in more detail below, we believe that REMS© is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry and offers us a significant competitive advantage. REMS© was originally developed to analyze catastrophe risks, though we are continuously enhancing the program in order to analyze other classes of risk.

In addition to using REMS©, within our Individual Risk operations we have developed a proprietary information management and analytical database, our Program Analysis Central Repository (“PACeR”), within which data related to substantially all our U.S. program business is maintained. With the use and development of PACeR, we are seeking to develop statistical and analytical techniques to evaluate our U.S. program lines of business. We provide our program manager partners with access to PACeR’s capabilities, which we believe helps support superior underwriting decisions, thus creating value for them and for us. Our objective is to have PACeR create an advantage for our Individual Risk operations by assisting us in building and maintaining a well-priced portfolio of specialty insurance risks.

New Business

In addition to the potential growth of our existing reinsurance and insurance businesses, from time to time we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate opportunities to grow our business by utilizing our skills, capabilities, proprietary technology and relationships to expand into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our current portfolio of risks.

In evaluating potential new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core Reinsurance and Individual Risk operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

CORPORATE STRATEGY

We seek to generate long-term growth in tangible book value per common share plus accumulated dividends for our shareholders by pursuing the following strategic objectives:

•

Superior Risk Selection.     We seek to underwrite our reinsurance, insurance and financial risks through the use of sophisticated risk selection techniques, including computer models, such as REMS© and PACeR. We pursue a disciplined approach to underwriting and only select those risks that we believe will produce an attractive return on equity, subject to prudent risk constraints.

•

Superior Marketing.     We believe our modeling and technical expertise, and the risk management advice that we provide to our clients, has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our reinsurance products worldwide exclusively through reinsurance brokers. We seek to offer stable, predictable and consistent risk-based pricing and a prompt turnaround on our claims.

•

Superior Capital Management.     We seek to write as much attractively priced business as is available to us and then manage our capital accordingly. We generally seek to raise capital when we expect an increase in attractively priced business, and seek to return capital to our shareholders or joint venture investors when the amount of attractively priced business declines, and we believe a return of capital would be beneficial to our shareholders or joint venture investors.

•

Superior Joint Ventures.     Building upon our relationships and expertise in risk selection, marketing and capital management, we seek to pursue and execute on joint venture and investment opportunities, which include new partners and diversifying classes of business. We believe our focus on our joint ventures allows us to leverage our access to business and our underwriting capabilities on an efficient capital base, develop fee income, and diversify our portfolio. We routinely evaluate and expect that we may in the future pursue additional joint venture opportunities and strategic investments.

We believe we are well positioned to fulfill these objectives by virtue of the experience and skill of our management team, our significant financial strength, and our strong relationships with brokers and clients. In addition, we believe our superior service, our proprietary modeling technology, and our extensive business relationships, which have enabled us to become a leader in the property catastrophe reinsurance market, will be instrumental in allowing us to achieve our strategic objectives. In particular, we believe our responsive, flexible strategy and high performance, ethical culture and commitment to our clients and joint venture partners permit us to differentiate ourselves by offering specialized services and products at times and in markets where capacity and alternatives may be limited.

BUSINESS SEGMENTS

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Financial data relating to our two segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Financial Statements and Supplementary Data presented under Item 8.

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

Our portfolio of business has continued to be increasingly characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 15% of our gross premiums written. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers. We believe that recent market dynamics, and trends in our industry in respect of potential future consolidation, have increased our exposure to the risks of client and counterparty concentration.

The following table shows our total managed catastrophe and specialty reinsurance gross premiums written:

Year ended December 31,	2007	2006	2005
(in thousands)

Renaissance catastrophe premiums	$662,987	$773,638	$573,393
Renaissance specialty premiums	277,882	198,111	402,207

Total Renaissance premiums	940,869	971,749	975,600

DaVinci catastrophe premiums	340,117	325,476	202,180
DaVinci specialty premiums	9,434	23,938	25,195

Total DaVinci premiums	349,551	349,414	227,375

Total Reinsurance premiums	$1,290,420	$1,321,163	$1,202,975

Total specialty premiums (1)	$287,316	$222,049	$427,402

Total catastrophe premiums	$1,003,104	$1,099,114	$775,573
Catastrophe premiums written on behalf of our joint venture, Top Layer Re (2)	66,436	51,244	59,908
Catastrophe premiums assumed from our Individual Risk segment	(36,968)	(64,573)	(43,594)

Total managed catastrophe premiums (3)	1,032,572	1,085,785	791,887
Managed catastrophe premiums assumed on behalf of fully-collateralized joint ventures	(59,418)	(113,977)	—

Total managed catastrophe premiums, net of fully-collateralized joint ventures (3)	$973,154	$971,808	$791,887

(1)	Total specialty premiums written includes $0.4 million, $2.3 million and $1.7 million of premiums assumed from our Individual Risk segment for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Top Layer Re is accounted for under the equity method of accounting.

(3)	In addition to the GAAP financial measures set forth in this Form 10-K, we have included certain non-GAAP financial measures in this Form 10-K within the meaning of Regulation G. We have consistently provided these financial measurements in previous filings and we believe that these measurements are important to investors and other interested parties, and that investors and other such persons benefit from having a consistent basis for comparison with other companies within the industry. These measures may not, however, be comparable to similarly titled measures used by companies outside the insurance industry. Investors are cautioned not to place undue reliance on these non-GAAP measures in assessing our overall financial performance.

We have included in this Form 10-K “managed catastrophe premiums” and “managed catastrophe premiums, net of fully-collateralized joint ventures.” “Managed catastrophe premiums” is defined as gross catastrophe premiums written by Renaissance Reinsurance and its related joint ventures, excluding catastrophe premiums assumed from the Company’s Individual Risk segment. “Managed catastrophe premiums” differ from total catastrophe premiums, which the Company believes is the most directly comparable GAAP measure, due to the inclusion of catastrophe premiums written on behalf of the Company’s joint venture Top Layer Re, which is accounted for under the equity method of accounting and the exclusion of catastrophe premiums assumed from the Company’s Individual Risk segment. “Managed catastrophe premiums, net of fully-collateralized joint ventures” differ from total catastrophe premiums, which the Company believes is the most directly comparable GAAP measure, due to: 1) the inclusion of catastrophe premiums written on behalf of the Company’s joint venture Top Layer Re, which is accounted for under the equity method of accounting; 2) the exclusion of catastrophe premiums assumed from the Company’s Individual Risk segment; and 3) the deduction of catastrophe premiums that are written by the Company and ceded directly to the Company’s fully-collateralized joint ventures which include, as applicable, Starbound Re, Starbound II and Tim Re. The Company’s management believes “managed catastrophe premiums” is useful to investors and other interested parties because it provides a measure of total catastrophe reinsurance premiums assumed by the Company through its consolidated subsidiaries and related joint ventures. The Company believes “managed catastrophe premiums, net of fully-collateralized joint ventures” is also a useful measure to investors and other interested parties because it provides a measure of total catastrophe reinsurance premiums assumed by the Company through its consolidated subsidiaries and related joint ventures, net of catastrophe premiums assumed from the Company’s Individual Risk segment and net of catastrophe premiums written directly on behalf of the Company’s fully-collateralized joint ventures.

Property Catastrophe Reinsurance

We believe we are one of the largest providers of property catastrophe reinsurance in the world, based on our total managed catastrophe premium. Our principal property catastrophe reinsurance products include catastrophe excess of loss reinsurance and excess of loss retrocessional reinsurance as described below:

Catastrophe Excess of Loss Reinsurance.     We principally write catastrophe reinsurance on an excess of loss basis, which means we provide coverage to our insureds when aggregate claims and claim expenses from a single occurrence of a covered peril exceed the attachment point specified in a particular contract. Under these contracts we indemnify an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, and up to an amount per loss specified in the contract. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from “all property” perils to limited coverage on selected perils, such as “earthquake only” coverage.

Excess of Loss Retrocessional Reinsurance.     We also write retrocessional reinsurance contracts that provide property catastrophe coverage to other reinsurers or retrocedants. In providing retrocessional reinsurance, we focus on property catastrophe retrocessional reinsurance which covers the retrocedant on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from “all property” perils to limited coverage on selected perils, such as “earthquake only” coverage. The information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedant alter their book of business after retrocessional coverage has been bound.

Our property catastrophe reinsurance contracts are generally “all risk” in nature. Our most significant exposure is to losses from earthquakes and hurricanes and other windstorms, although we are also exposed to claims arising from other catastrophes, such as tsunamis, freezes, floods, fires, tornadoes, explosions and acts of terrorism in connection with the coverages we provide. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property reinsurance contracts when arising from a covered peril. We offer our coverages on a worldwide basis.

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

Catastrophe-Linked Securities.     We also invest in catastrophe-linked securities (“cat-linked securities”). Cat-linked securities are generally privately placed fixed income securities as to which all or a portion of the repayment of the principal is linked to catastrophic events; for example, the occurrence of one or more hurricanes or earthquakes producing industry losses exceeding certain specified thresholds. We underwrite, model, evaluate and monitor these securities using the same tools and techniques used to evaluate our more traditional property catastrophe reinsurance business assumed. In addition, we may enter into derivative transactions, such as total return swaps, that are based on or referenced to underlying cat-linked securities. Based on an evaluation of the specific features of each cat-linked security, we account for these securities as reinsurance, investments or derivatives, as applicable, in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, in future periods we may utilize the growing market for cat-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverage attractive.

We seek to moderate the volatility of our risk portfolio through superior risk selection, diversification and the purchase of retrocessional coverages and other protections. In furtherance of our strategy, we may opportunistically increase or decrease our presence in the catastrophe reinsurance business based on market conditions and our assessment of risk-adjusted pricing adequacy. We frequently seek to purchase reinsurance or other protection for our own account to further reduce the financial impact that a large catastrophe or a series of catastrophes could have on our results.

As a result of our position in the market and reputation for superior customer service, we believe we have superior access to business we view as desirable compared to the market as a whole. As described above, we use our proprietary underwriting tools and guidelines to attempt to construct an attractive portfolio from these opportunities. We dynamically model policy submissions against our current in-force underwriting portfolio, comparing our estimate of the modeled expected returns of the contract against the amount of capital that we allocate to the contract, based on our estimate of its marginal impact on our overall risk portfolio. At times, our approach to portfolio management has resulted and may result in the future in our having a relatively large market share of catastrophe reinsurance exposure in a particular geographic region or to a particular peril, where we believe pricing is attractive. Conversely, from time to time we may have a disproportionately low market share in regions or perils where we believe pricing is inadequate.

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

We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our catastrophe reinsurance products, and also provide some proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance and pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the cedant a commission which is generally based on the cedant’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit factor. Our products generally include tailored features such as limits or sub-limits which we believe help us manage our exposures. Any liability exceeding, or otherwise not subject to, such limits reverts to the cedant. As with our catastrophe reinsurance business, our specialty reinsurance frequently provides coverage for relatively large limits or exposures, and thus we are subject to potential significant claims volatility.

We generally seek to write significant lines on our specialty reinsurance treaties. As a result of our financial strength, we have the ability to offer significant capacity and, for select risks, we have made available limits of up to approximately $100.0 million per excess of loss program. We believe these capabilities, the strength of our specialty reinsurance underwriting team, and our demonstrated ability and willingness to pay valid claims are competitive advantages of our specialty reinsurance business.

Ventures

We pursue a number of other opportunities through our Ventures unit, which has responsibility for managing our joint venture relationships, executing customized reinsurance transactions to assume or cede risk and managing certain investments directed at classes of risk other than catastrophe reinsurance.

Property Catastrophe Managed Joint Ventures.     We actively manage property catastrophe-oriented joint ventures, which provide us with an additional presence in the market, enhance client relationships and generate fee income. Such ventures allow us to leverage our access to business and our underwriting capabilities on a larger capital base. During 2007, following the formation of Starbound Re in 2006, we participated in a new joint venture, Starbound II. This new joint venture provided capacity to the U.S. property catastrophe market, primarily for the 2007 U.S. hurricane season. Currently, our joint ventures include Top Layer Re, DaVinci and Starbound II. We are the exclusive underwriting manager for each of these joint ventures.

DaVinci continuously analyzes attractive opportunities to write reinsurance globally. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio. We also write certain lines of specialty reinsurance for DaVinci. Currently, these lines include terrorism and catastrophe exposed workers’ compensation. We maintain majority voting control of DaVinciRe and, accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our ownership in DaVinciRe was 20.5% at December 31, 2007 and 2006, respectively. We expect our ownership in DaVinciRe to fluctuate to a degree over time.

Top Layer Re writes high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm Mutual Automobile Insurance Company (“State Farm”) and 50% by Renaissance Reinsurance. State Farm provides $3.9 billion of stop loss reinsurance coverage to Top Layer Re. We account for our equity ownership in Top Layer Re under the equity method of accounting and our proportionate share of its results are reflected in equity in (losses) earnings of other ventures in our consolidated statements of operations.

Starbound II was formed in May 2007 to provide excess of loss property catastrophe reinsurance capacity, primarily for the 2007 U.S. hurricane season. On May 31, 2007, the Company initially invested $10.0 million in Starbound II, which represented a 9.8% equity ownership interest in Starbound II. Effective December 31, 2007, the Company invested an additional $9.2 million in Starbound II, increasing its equity ownership interest to 17.1%. Starbound II is a Class 3 Bermuda domiciled reinsurer. Starbound II was capitalized on May 31, 2007 with $102.5 million of equity capital and $239.0 million of debt. The Company wrote additional property catastrophe excess of loss reinsurance contracts incepting on June 1, 2007 and then ceded up to 80% of these contracts to Starbound II in accordance with two fully-collateralized quota share agreements in return for an underwriting profit commission and an expense override. RUM manages the administration of Starbound II for an annual fee. We account for our equity ownership in Starbound II under the equity method of accounting and our proportionate share of its results are reflected in equity in (losses) earnings of other ventures in our consolidated statements of operations.

Starbound Reinsurance Ltd. (“Starbound Re”) was formed in May 2006 to provide excess of loss property catastrophe reinsurance capacity, primarily for the 2006 U.S. hurricane season. During 2006, Renaissance Reinsurance and DaVinci ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting between June 1, 2006 and July 1, 2006 to Starbound Re in accordance with a fully-collateralized quota share agreement in return for an underwriting profit commission and an expense override. We accounted for our investment in Starbound Holdings Ltd. (“Starbound”), which is a holding company and is the parent company to Starbound Re, under the equity method of accounting from inception through August 31, 2007. Effective August 31, 2007, Starbound repurchased the outstanding shares of all other investors at book value per obligations under the shareholders agreement. As a result, the Company now owns 100% of Starbound and therefore consolidates the operating results of Starbound.

In May 2006, the Company sold third party capital in Tim Re to provide additional capacity to accept property catastrophe excess of loss reinsurance business for the 2006 hurricane season, in return for a profit commission. In January 2007, the Company purchased all of the issued and outstanding equity securities of Tim Re. The Company accounts for Tim Re as a consolidated subsidiary.

Ventures works on a range of other customized reinsurance transactions. For example, we have participated, and continuously analyze other attractive opportunities to participate, in the market for cat-linked securities. We also offer products through which we cede participations in the performance of our catastrophe reinsurance portfolio. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management objectives.

Strategic Investments.     Ventures also pursues other types of strategic investments where, rather than assuming exclusive management responsibilities ourselves, we instead partner with other market participants. These investments are directed at classes of risk other than catastrophe, and at times may also be directed at non-insurance risks. We find these investments attractive both for their expected returns, and also because they provide us diversification benefits and information and exposure to other aspects of the market.

Examples of these investments include:

•

ChannelRe Holdings Ltd. (“ChannelRe”) – a Bermuda-based financial guaranty reinsurer. We are a founding investor in ChannelRe and contributed $119.7 million, or 32.7%, as part of the initial capitalization of ChannelRe on February 12, 2004. ChannelRe assumed an approximate $26.0 billion (par amount) portfolio of in-force business from MBIA Inc. and certain of its affiliates (“MBIA”), and participates in its reinsurance treaty and provides facultative reinsurance support. ChannelRe’s current portfolio of in-force business is estimated to be $42.8 billion (par amount), of which $13.4 billion relates to municipal business and $29.4 billion relates to structured finance business. As a result of ChannelRe’s estimate of its third and fourth quarter unrealized mark-to-market losses arising from financial quaranty contracts accounted for as derivatives under GAAP, ChannelRe has informed the Company that these mark-to-market charges have contributed to a loss exceeding ChannelRe’s GAAP shareholders’ equity. As such, the Company has reduced the carried value of its equity investment in ChannelRe to $nil as of December 31, 2007.

•

Platinum Underwriters Holdings Ltd. (“Platinum”) – a Bermuda-based diversified reinsurance company. In 2002, we invested $84.2 million in exchange for 4.0 million common shares of Platinum; in connection therewith, we obtained a warrant to purchase an additional 2.5 million common shares of Platinum at a strike price of $27.00, and entered into a variety of commercial relationships with Platinum. We sold our common shares in Platinum in December 2005. We are currently involved with and expect to continue to be involved with Platinum on a variety of commercial relationships. We also continue to own the warrant.

•

Aladdin Credit Products Ltd. (“Aladdin”) – a manager of investment grade and high yield corporate credits. Aladdin is a derivatives product company rated AAA by Fitch. During the fourth quarter of 2007, we invested $25.5 million in the preferred equity of Aladdin, representing a 14.6% ownership interest. Through its subsidiary, Aladdin Financial Products LLC (“AFP”), Aladdin intends to assume single-name, investment grade corporate and sovereign credit exposure which Aladdin believes will produce attractive risk-adjusted returns.

Weather-Related Activities.    We undertake weather-related consulting and trading activities through our operating companies including, Weather Predict, WP Consulting, Accurate Environmental Forecasting Inc. (“AEF”), RIM and RTL. Weather Predict, WP Consulting and AEF provide fee-based consulting services, sell weather-related information and forecasts, and engage in education, research and development, and loss mitigation activities, such as the RenaissanceRe Wall of Wind facility in southern Florida. RTL sells certain financial products primarily to address weather risks, and engages in certain derivatives trading activities. Principally, through RTL, we expect that our participation in the trading markets for securities and derivatives linked to weather, other natural phenomena, or products or indices linked in part to such phenomena will increase. As this unit grows, we are seeking to develop client and customer relationships, build operating and control environment systems and procedures, hire staff and develop and install management information and other systems. We are also taking numerous other steps to implement our strategies. To a degree, success in executing our strategies in respect of this unit requires us to develop new expertise in certain areas. If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these new lines of business will likely suffer, perhaps materially.

Business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of our investments, such as Top Layer Re, ChannelRe, Starbound II, Aladdin, Platinum, our weather-related activities and other ventures are included in the Other category of our segment results.

Competition

The markets in which we operate are highly competitive, and we believe that competition is increasing and becoming more robust. With respect to our Reinsurance operations, we believe that our principal competitors include other companies active in the Bermuda market, including Ace Limited (“Ace”), Allied World Assurance Company Ltd. (“Allied World”), Arch Capital Group (“Arch”), Axis Capital Holdings (“Axis”), Endurance Specialty Holdings Ltd. (“Endurance”), Everest Re Group Ltd. (“Everest Re”), IPC Holdings, Ltd. (“IPC”), Montpelier Re Holdings Ltd. (“Montpelier Re”), PartnerRe Ltd. (“Partner Re”), Platinum, Transatlantic Holdings Inc. (“Transatlantic”), Validus Holdings, Ltd. (“Validus”), White Mountains Insurance Group Ltd. (“White Mountains”) and XL Capital Ltd. (“XL”) We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc. (“AIG”), Berkshire Hathaway (“Berkshire”), Munich Re Group and Swiss Re. As our business evolves over time we expect our competitors to change as well. Following hurricane Katrina in August 2005, a significant trend of new company formation focused in Bermuda commenced, which resulted in substantial new competition for 2006 and subsequent periods. Increased competition could cause, both on an industry-wide basis and for our book of business, a decrease in premium rates, less favorable policy terms, and a decrease in the percentage or absolute amount of attractive business we are able to write, the occurrence of any of which could adversely impact our growth and profitability.

Hedge funds, investment banks, exchanges and other capital market participants have also shown increasing interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products. We believe that competition from non-traditional sources such as these will continue to increase. For example, over the last several years there has been substantial growth in financial products such as exchange traded catastrophe options, cat-linked securities, catastrophe-linked derivative agreements and other financial products, intended to compete with traditional reinsurance. Many of these new competitors have greater financial, marketing and management resources than we do. In addition, the tax policies of the countries where our clients operate as well as government sponsored or backed catastrophe funds can affect demand for reinsurance. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us when considering to offer coverage.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our Individual Risk segment is managed by the Chief Executive Officer of the Glencoe Group. Our Individual Risk operations seek, on an opportunistic basis, to identify and write classes of business which are attractively priced relative to the risk exposure and, particularly in the case of catastrophe-exposed risks, where our expertise in modeling, analytical tools and information systems may provide a competitive advantage.

The following table shows our Individual Risk gross premiums written by major type of business:

Year ended December 31,	2007		2006		2005
(in thousands, except percentages)
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written

Individual Risk gross premiums written
Commercial multi-line	$341,150	61.3%	$358,987	52.1%	$316,553	48.6%
Commercial property	164,438	29.5	226,205	32.8	123,236	18.9
Personal lines property	51,006	9.2	104,200	15.1	211,641	32.5

Total Individual Risk gross premiums written	$556,594	100.0%	$689,392	100.0%	$651,430	100.0%

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries, which include Glencoe, Stonington, Lantana and Stonington Lloyds Insurance Company (“Stonington Lloyds”). Glencoe is a Bermuda-domiciled excess and surplus lines insurance company and is currently eligible to do business on an excess and surplus lines basis in 51 U.S. jurisdictions. Stonington, a Texas domiciled insurance company, is licensed on an admitted basis in all 50 states and the District of Columbia. Lantana is a Bermuda-domiciled insurance company currently eligible as an excess and surplus lines carrier in 49 U.S. jurisdictions.

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

3)	Broker-produced business – We write primary insurance produced through brokers on a risk-by-risk basis; underwriting and back office functions for this business are based in our offices in Bermuda while claims handling is outsourced.

The following table shows the percentage of our Individual Risk gross premiums written by distribution channel:

Year ended December 31,	2007		2006		2005
(in thousands, except percentages)
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Individual Risk gross premiums written
Program managers	$414,577	74.5%	$435,207	63.2%	$343,419	52.7%
Quota share reinsurance	139,952	25.1	238,066	34.5	273,734	42.0
Broker-produced business	2,065	0.4	16,119	2.3	34,277	5.3

Total Individual Risk gross premiums written	$556,594	100.0%	$689,392	100.0%	$651,430	100.0%

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

We actively oversee our third-party relationships through an operations review team at Glencoe Specialty Services and through the use of proprietary tools such as PACeR. Our operations review team includes professionals from diverse disciplines including actuarial science, accounting, claims management, law, regulatory compliance and underwriting. This group assists with the initial due diligence as well as the ongoing monitoring of these third parties. Our ongoing monitoring includes periodic audits of our program managers and third-party administrators. In addition, for our large program managers we maintain an employee in an underwriting capacity on-site at the program manager to oversee the program manager’s compliance with our prescribed underwriting guidelines. We generally seek to have contractual performance standards for each of our programs and third-party claims administrators whose compensation is subject to adjustment based on meeting these standards. The program operations team audits compliance with our underwriting guidelines and contractually agreed operating guidelines and performance standards. The program operations team also seeks to ensure corrective action is taken quickly to resolve issues identified during the audit process.

Competition

In our Individual Risk business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation. Many of our Reinsurance segment competitors listed above also compete for the program business and quota share reinsurance we write within our Individual Risk segment. We believe that our principal competitors in the program business of our Individual Risk segment include operating subsidiaries of AIG, Arch, WR Berkley Corp. (“Berkley”), Berkshire, Hannover Re and Zurich Financial Services Group (“Zurich”). In our Individual Risk business, we compete not only in respect of the insurance and reinsurance products we offer, but in respect of the contractual relationships with the program managers with whom we seek to partner. Increased competition in respect of our products could result in decreased premium rates, less attractive terms and conditions, and a decrease in our share of attractive programs. Increased competition in respect of our program manager partners, as to whom we are extremely selective and whose relationship we seek to tightly manage in a disciplined, consistent fashion, could result in less favorable terms and conditions in respect of our contractual arrangements with our partners, the loss of existing program manager relationships, or constrain our ability to add new relationships to our operations. In addition, there has been a growing trend of insurance and reinsurance companies acquiring program managers. Acquisitions of program managers with whom we do business by other insurance or reinsurance companies could result in us losing that program manager relationship. Any of the foregoing could adversely impact the growth and profitability of our Individual Risk segment.

RATINGS

Financial strength ratings have become an increasingly important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of reinsurers and insurers, including Renaissance Reinsurance, Top Layer Re, DaVinci and the Glencoe Group. Over the last five years, we have received high claims-paying and financial strength ratings from A.M. Best Co. (“A.M. Best”), Standard & Poor’s Rating Agency (“S&P”), Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities.

Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the senior debt ratings of RenaissanceRe as of February 12, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – Credit Ratings” for information about recent ratings actions.

At February 12, 2008	A.M. Best	A.M. Best Financial Size Category	S&P	Moody’s	Fitch
REINSURANCE SEGMENT (1)
Renaissance Reinsurance	A+	XIV	AA–	A2	A
DaVinci	A	XII	A+	—	—
Top Layer Re	A+	VII	AA	—	—
Renaissance Europe	A+	XIV	—	—	—
INDIVIDUAL RISK SEGMENT (1)
Glencoe	A–	X	—	—	—
Stonington	A–	X	—	—	—
Stonington Lloyds	A–	X	—	—	—
Lantana	A–	X	—	—	—
RENAISSANCERE (2)	a–	—	A	Baa1	BBB+

(1)	The A.M. Best, S&P, Moody’s and Fitch ratings for the companies in the Reinsurance and Individual Risk segments reflect the insurer’s financial strength rating (see explanation of the rating levels below).

(2)	The A.M. Best, S&P, Moody’s and Fitch ratings for RenaissanceRe represent the credit ratings on its senior unsecured debt.

A.M. Best. “A+” is the second highest designation of A.M. Best’s sixteen rating levels. “A+” rated insurance companies are defined as “Superior” companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. “A” and “A-” are the third and fourth highest designations, respectively, assigned by A.M. Best, representing A.M. Best’s opinion that the insurer has an excellent ability to meet its ongoing obligations to policyholders.

A.M. Best also assigns a financial size category to each of the insurance companies rated. “VII” represents a company with $50-$100 million in capital, “X” represents a company with $500-$750 million in capital, “XII” represents a company with $1.0 – $1.25 million in capital, “XIII” represents a company with $1.25 – $1.5 billion in capital and “XIV” represents a company with $1.5 – $2.0 billion in capital. The outlooks for Renaissance Reinsurance and Renaissance Europe are positive. The ratings outlook for DaVinci and RenaissanceRe’s debt are stable and the outlook for Glencoe is positive.

S&P.    The “AA” range (“AA+”, “AA”, AA-”), which has been assigned by S&P to Renaissance Reinsurance and Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurer’s capacity to meet its financial commitment on the obligation is very strong, differing only slightly from those rated higher. The “A” range (“A+”, “A” and “A-”) is the third highest of four ratings ranges within what S&P considers the “secure” category. An insurer rated “A” is believed by S&P to have strong financial security characteristics, but to be somewhat more likely to be affected by business conditions than are insurers with higher ratings.

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

Fitch.    Fitch Ratings Ltd. Issuer Financial Strength ratings provide an assessment of the financial strength of an insurance organization. Fitch believes that insurance companies rated “A”, such as Renaissance Reinsurance, have “Strong” capacity to meet policyholders and contract obligations on a timely basis with a low expectation of ceased or interrupted payments. Fitch also provides Long-Term Credit Ratings, used as a benchmark measure of probability of default; these were formerly described as Issuer Default Ratings. RenaissanceRe has been rated “BBB+”, meaning there are currently expectations of low credit risk.

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

UNDERWRITING AND ENTERPRISE RISK MANAGEMENT

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

Reinsurance

We have developed a proprietary, computer-based pricing and exposure management system, REMS©. Since inception, we have continued to invest in and improve REMS©, incorporating our underwriting experience, additional proprietary software and a significant amount of new industry data. REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss which the program presents. We have licensed and integrated into REMS© a number of third-party catastrophe computer models in addition to our base model, which we use to validate and stress test our base REMS© results. REMS© is most developed in analyzing catastrophe risks. We believe that our tools for assessing non-catastrophe risks are much less sophisticated and much less well developed than those for catastrophe risks. We continue to improve our analytical techniques relating to non-catastrophe risks.

We believe that REMS© is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry. Before we bind a reinsurance risk, exposure data is typically gathered from clients and this exposure data is input into the REMS© modeling system. We believe that the REMS© modeling system helps us to analyze each policy on a consistent basis, assisting our determination of what we believe to be an appropriate price to charge for each policy based upon the risk that is assumed. REMS© combines computer-generated statistical simulations that estimate event probabilities with exposure and coverage information on each client’s reinsurance contract to produce expected claims for reinsurance programs submitted to us. Our models employ simulation techniques to generate 40,000 years of loss activity, including events causing in excess of $300 billion in insured losses. From this simulation, we generate a probability distribution of potential outcomes for each program in our portfolio and for our total portfolio. In part through the utilization of REMS© we seek to compare our estimate of the expected returns in respect of a contract with the amount of capital that we notionally allocate to the contract based on our estimate of its marginal impact on our portfolio of risks. We have also customized REMS© by including additional perils, risks and geographic areas that are not captured in the commercially available models.

We periodically review the estimates and assumptions that are reflected in REMS© and our other tools. For example, in the second half of 2005 we revised our assumptions relating to Atlantic basin hurricane frequency and severity. While many commercial catastrophe models base their frequency and severity distributions on the last 100 years of hurricane activity, assuming that this time frame is an appropriate framework on which to base estimates of the hurricane risk to which the insurance industry is exposed, we currently do not believe, based on our review of the scientific literature, private research, and discussions with climatologists and meteorologists, that the past 100 years of data is reflective of current climatological risks. In particular, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors. We started using these revised assumptions in REMS© to model and evaluate our portfolio of risk in the latter part of 2005. The process of updating all of the underlying risk models is continuous, and many of the assumptions involve significant judgment on our part, and further experience or scientific research may lead us to further adjust these assumptions. Changes in our modeled assumptions may impact from time to time the amount of capacity we are prepared to offer.

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

In order to estimate the risk profile of each line of specialty reinsurance, we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers’ compensation, we are leveraging directly off our skill in modeling for our property catastrophe reinsurance risks, and seek to appropriately estimate and manage the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, which we believe we have little or no natural catastrophe exposure, and hence estimate we will have significantly less correlation with our property catastrophe reinsurance coverages, we derive probability distributions from a variety of underlying information, including recent historical experience, but with the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis that we use for our property catastrophe reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our estimates of the related underlying risks which our products cover, which we believe helps us to make consistent underwriting decisions and to manage our total risk portfolio. Overall, we undertake to construct conservative representations of the risks within our models, although there can be no assurance that this has occurred.

Individual Risk

For our catastrophe-exposed business in our Individual Risk segment, we utilize proprietary modeling tools that have been developed in conjunction with the modeling and other resources utilized in our Reinsurance operations, as described above. We also combine these analyses with those of our Reinsurance segment to monitor our aggregate group catastrophic exposures. In general, we believe our techniques for evaluating catastrophe risk are better developed than those for other classes of risk.

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

In addition to utilizing REMS©, within our Individual Risk operations we have developed PACeR, within which we intend to maintain all of our program business. We are developing statistical and analytical techniques to help evaluate the lines of business we write within this segment and which over time we hope will create a competitive advantage. We believe that PACeR helps our clients better understand their business, thus creating value for them and us. For example, we believe that PACeR enables us to better identify and estimate the expected loss experience of particular products and PACeR is employed in the design of our products and the establishment of rates. We also seek to monitor pricing adequacy on our products by region, risk and producer. Subject to regulatory considerations, we seek to make timely premium and coverage modifications where we determine them to be appropriate.

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

Enterprise Risk Management

We have sought to develop and utilize a series of tools and processes that support a robust system of enterprise risk management (“ERM”) within our organization. We consider ERM to be a key process, overseen by our senior management team under the supervision of our Board of Directors, and implemented by personnel from across our organization. We believe that ERM helps us to identify potential events that may affect us, to quantify, evaluate and manage the risks to which we are exposed, and to provide reasonable assurance regarding the achievement of our objectives. We believe that effective ERM can provide us with a significant competitive advantage. We also believe that effective ERM assists our efforts to minimize the likelihood of suffering financial outcomes in excess of the ranges which we have estimated in respect of specific investments, underwriting decisions, or other operating or business activities. We believe that our risk management tools support our strategy of pursuing opportunities created by dislocated markets and help us to identify opportunities that we believe to be the most attractive. Our risk management tools allow us to monitor our capital position, on a consolidated basis and for each of our major operating subsidiaries, and these tools help us determine the appropriate amount of capital to support the risks that we have assumed in the aggregate and for each of our major operating subsidiaries. We believe that our risk management efforts are essential to our corporate strategy and our goal of achieving long-term growth in tangible book value per share plus accumulated dividends for our shareholders.

Our ERM framework comprises four key activities, as set forth below:

Underwriting and Other Quantifiable Risks.    We believe that our operations are subject to a number of key risks, including underwriting risk, credit risk and interest rate risk as they relate to investments, ceded reinsurance credit risk and strategic investment risk, which can be analyzed in substantial part through quantitative tools and techniques. Of these, we believe underwriting risk to be the most material to us. In order to understand, monitor, quantify and proactively assess underwriting risk, we seek to develop and deploy appropriate tools to, among other things, estimate the comparable expected returns on potential business opportunities, and estimate the impact that such incremental business could have on our overall risk profile. We use the tools and methods described above in “Underwriting” to seek to achieve these objectives.

Aggregate Risk Profile.    In part through the utilization of REMS© and our other systems and procedures, we seek to analyze our in-force aggregate underwriting portfolio on a daily basis. We believe this capability, not only helps us to manage our aggregate exposures, but assists our efforts to rigorously analyze individual proposed transactions and evaluate them in the context of our in-force portfolio. This aggregation process captures line of business, segment and corporate risk profiles, calculates internal and external capital tests and explicitly models ceded reinsurance. Generally, additional data is added quarterly to our aggregate risk framework to reflect updated or new information or estimates relating to matters such as interest rate risk, credit risk, capital adequacy and liquidity. This information is used in day-to-day decision making for underwriting, investments and operations and is also reviewed quarterly from both a unit level and in respect of our consolidated financial position.

Operational Risk.    We believe we are subject to a number of additional risks arising out of operational, regulatory, and other matters, which we also seek to actively monitor and manage. This effort is coordinated by senior personnel including our Chief Financial Officer (“CFO”), General Counsel and Chief Compliance Officer (“CCO”), Corporate Controller and Chief Accounting Officer (“CAO”), Chief Administrative Officer and Internal Audit, utilizing resources within the Company.

In an effort to identify and reduce operational and regulatory risk, in recent years we have significantly enhanced our control environment and have added additional finance, legal and back-office resources, to keep pace with the rate of growth experienced by the Company. For example:

•	we have developed and expanded the compliance and internal audit functions;

•	the accounting function has been strengthened by the addition of a significant number of professionals;

•	the accounting, legal and compliance resources have been placed in our business units to monitor, identify and resolve potential accounting and compliance needs at the operational level; and

•	we have documented accounting guidelines for the review of all non-standard reinsurance contracts and other structured and/or complex financial transactions.

Although financial reporting is a key area of our focus, other operational risks are addressed through our disaster recovery program, compliance with Section 404 of the Sarbanes-Oxley Act of 2002, human resource practices such as motivating and retaining top talent, and adherence to strict compliance, legal and tax protocols.

Controls and Compliance Committee.    As part of monitoring our risks, we have instituted a Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our CFO, CCO, CAO, Chief Administrative Officer, staff compliance function and representatives from our business units. The Controls and Compliance Committee meets periodically to review and address corporate compliance policies and is charged with monitoring, implementing and educating the Company on control and compliance topics and initiatives.

Ongoing Development and Enhancement.    We frequently seek to increase the number of risks we monitor in part through quantitative risk distributions, even where we believe that such quantitative analysis is not as robust or well developed as our tools and models for measuring and evaluating other risks, such as catastrophe and market risks. We also seek to improve the methods by which we measure risks. We believe effective risk management is a continual process that requires ongoing improvement and development. We seek from time to time to identify new best practices or additional developments both from within our industry and from other sectors. We believe that our ongoing efforts to embed ERM throughout our organization is important to our efforts to produce and maintain a competitive advantage to achieve our corporate goals.

Our ERM is currently rated “excellent” by S&P which is S&P’s highest ERM rating.

GEOGRAPHIC BREAKDOWN

Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The following table sets forth the percentage of our gross insurance and reinsurance premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2007		2006		2005
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Property catastrophe reinsurance
United States and Caribbean	$735,322	40.6%	$792,311	40.8%	$458,193	25.4%
Europe	111,702	6.2	73,500	3.8	105,796	5.8
Worldwide (excluding U.S) (1)	66,392	3.7	71,116	3.7	59,076	3.3
Worldwide	27,577	1.5	68,575	3.5	54,493	3.0
Australia and New Zealand	4,360	0.2	2,732	0.1	33,266	1.8
Other	20,374	1.1	23,972	1.2	19,472	1.1
Specialty reinsurance (2)	287,316	15.9	222,049	11.4	427,402	23.6

Total reinsurance (3)	1,253,043	69.2	1,254,255	64.5	1,157,698	64.0
Individual Risk (4)	556,594	30.8	689,392	35.5	651,430	36.0

Total gross premiums written	$1,809,637	100.0%	$1,943,647	100.0%	$1,809,128	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and worldwide risks.

(3)	Excludes $37.4 million, $66.9 million and $45.3 million of premium assumed from our Individual Risk segment in 2007, 2006 and 2005, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

RESERVES FOR CLAIMS AND CLAIM EXPENSES

Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves (“additional case reserves”) which represent our estimates for claims previously reported to us which we believe may not be adequately reserved as of that date, and adding estimates for the anticipated cost of claims incurred but not yet reported to us (“IBNR”).

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2007 and 2006:

At December 31, 2007	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Property catastrophe reinsurance	$275,436	$287,201	$204,487	$767,124
Specialty reinsurance	109,567	93,280	448,756	651,603

Total Reinsurance	385,003	380,481	653,243	1,418,727
Individual Risk	237,747	10,359	361,663	609,769

Total	$622,750	$390,840	$1,014,906	$2,028,496

At December 31, 2006
(in thousands)

Property catastrophe reinsurance	$366,337	$282,544	$226,579	$875,460
Specialty reinsurance	104,010	77,315	412,466	593,791

Total Reinsurance	470,347	359,859	639,045	1,469,251
Individual Risk	272,119	15,611	341,174	628,904

Total	$742,466	$375,470	$980,219	$2,098,155

The decrease in the total amount of claims and claim expense reserves from December 31, 2006 to December 31, 2007, as shown in the table above, was principally a result of the payment of claims in respect of current and prior year losses of $134.6 million and $498.9 million, respectively, in particular the prior year losses resulting from the large hurricanes of 2005, offset by claims and claim expenses incurred of $563.8 million including European windstorm Kyrill (“Kyrill”), the United Kingdom (“U.K.”) flood losses and sub-prime related casualty losses as discussed below.

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2007, 2006 and 2005, changes to prior year estimated claims reserves increased our net income by $233.2 million, increased our net income by $136.6 million and reduced our net loss by $241.5 million, respectively.

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

Our claims and claim expense reserves are reviewed annually by an external actuarial firm. The actuarial firm performs this work for the purpose of issuing an actuarial opinion on the reasonableness of the claims and claim expense reserves for each of the Company’s insurance subsidiaries. The actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its conclusions with management and presents its findings to the Audit Committee of our Board of Directors of the Company. Although we do not explicitly rely on the work performed by the actuarial firm for estimating our reserves for claims and claim expenses, we compare our recorded claims and claim expense reserves to those estimated by the actuarial firm to determine whether our estimates are within the actuarial firm’s reasonable range of estimates. To date, our estimates of claims and claim expense reserves have been within the actuarial firm’s reasonable range of estimates.

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

Included in our results for 2007 are $157.5 million of net claims and claim expenses from Kyrill and the U.K. flood losses which occurred in 2007, as well as $60.0 million in estimated losses associated with exposure to sub-prime related casualty losses. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. In addition, the sub-prime related casualty net claims and claim expenses are based on underlying liability contracts which are considered “long-tail” business, and will therefore take many years before the actual losses are known and reported, which increases the uncertainty with respect to the estimate for ultimate losses for this event. The net claims and claim expenses from Kyrill, the U.K. floods and sub-prime related casualty losses are all attributable to the Company’s Reinsurance segment.

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

Our reserving techniques, assumptions and processes differ between our Reinsurance and Individual Risk segments, as well as between our property catastrophe reinsurance and specialty reinsurance businesses within our Reinsurance segment. Refer to our “Claims and Claim Expense Reserves Critical Accounting Estimates” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

The following table represents the development of our GAAP balance sheet reserves for December 31, 1997 through December 31, 2007. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency) on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy (deficiency) on gross reserves.

With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods, including the effect of foreign exchange rates.

Year ended December 31,	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
(in millions)

Gross reserve for clams and claim expenses	$110.0	$298.8	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4	$2,614.6	$2,098.2	$2,028.5
Reserve for claims and claim expenses, net of losses recoverable	$110.0	$197.5	$174.9	$237.0	$355.3	$605.3	$828.7	$1,241.6	$1,941.4	$1,796.3	$1,845.2
1 Year Later	95.1	149.5	196.8	221.0	378.3	511.6	688.4	1,000.2	1,804.8	1,563.2	—
2 Years Later	61.8	149.9	168.4	168.4	344.7	470.5	403.5	963.6	1,633.5	—	—
3 Years Later	58.2	141.3	121.7	138.6	308.0	294.4	384.6	869.8	—	—	—
4 Years Later	56.8	118.6	111.1	107.7	214.1	282.1	357.5	—	—	—	—
5 Years Later	51.1	117.8	81.9	54.4	209.2	269.7	—	—	—	—	—
6 Years Later	48.2	111.4	38.7	52.3	199.3	—	—	—	—	—	—
7 Years Later	45.6	99.0	36.8	45.8	—	—	—	—	—	—	—
8 Years Later	37.0	97.1	30.8	—	—	—	—	—	—	—	—
9 Years Later	35.8	98.1	—	—	—	—	—	—	—	—	—
10 Years Later	36.2	—	—	—	—	—	—	—	—	—	—

Cumulative redundancy (deficiency) on net reserves	$73.8	$99.4	$144.1	$191.2	$156.0	$335.6	$471.2	$371.8	$307.9	$233.1	$—

Cumulative Net Paid Losses
1 Year Later	$16.9	$54.8	$24.6	$11.1	$88.1	$81.9	$64.1	$338.9	$452.0	$304.5	$—
2 Years Later	24.7	80.1	16.0	0.3	152.0	90.2	119.1	437.2	684.0	—	—
3 Years Later	28.4	69.6	1.2	3.2	111.6	122.6	134.0	488.3	—	—	—
4 Years Later	29.8	69.1	2.7	(7.9)	128.0	101.6	129.7	—	—	—	—
5 Years Later	31.0	69.5	(9.0)	(0.6)	107.0	96.6	—	—	—	—	—
6 Years Later	31.9	72.5	3.3	2.6	111.7	—	—	—	—	—	—
7 Years Later	32.3	78.4	4.7	9.0	—	—	—	—	—	—	—
8 Years Later	31.8	78.5	6.3	—	—	—	—	—	—	—	—
9 Years Later	31.9	78.5	—	—	—	—	—	—	—	—	—
10 Years Later	33.0	—	—	—	—	—	—	—	—	—	—
Gross reserve for claims and claim expenses	$110.0	$298.8	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4	$2,614.6	$2,098.2	$2,028.5
Reinsurance recoverable on unpaid losses	—	101.3	303.7	166.6	217.6	199.5	149.2	217.8	673.2	301.9	183.3

Net reserve for claims and claim expenses	$110.0	$197.5	$174.9	$237.0	$355.3	$605.3	$828.7	$1,241.6	$1,941.4	$1,796.3	$1,845.2

Gross liability re-estimated	$36.2	$288.1	$381.8	$234.1	$384.0	$443.0	$504.0	$1,102.7	$2,293.4	$1,864.9	$—
Reinsurance recoverable on upaid losses re-estimated	—	190.0	351.0	188.3	184.8	173.3	146.5	232.9	659.9	301.7	—

	$36.2	$98.1	$30.8	$45.8	$199.2	$269.7	$357.5	$869.8	$1,633.5	$1,563.2	$—
Cumulative redundancy (deficiency) on gross reserves	$73.8	$10.7	$96.8	$169.5	$188.9	$361.8	$473.9	$356.7	$321.1	$233.3	$—

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claim expenses for the years indicated:

Year ended December 31,	2007	2006	2005
(in thousands)

Net reserves as of January 1	$1,796,301	$1,941,361	$1,241,610
Net incurred related to:
Current year	712,424	582,788	1,877,118
Prior years	(233,150)	(136,558)	(241,462)

Total net incurred	479,274	446,230	1,635,656

Net paid related to:
Current year	125,816	139,268	596,997
Prior years	304,538	452,022	338,908

Total net paid	430,354	591,290	935,905

Total net reserves as of December 31	1,845,221	1,796,301	1,941,361
Losses recoverable as of December 31	183,275	301,854	673,190

Total gross reserves as of December 31	$2,028,496	$2,098,155	$2,614,551

At December 31, 2007, the prior year favorable development of $233.2 million included $194.4 million attributable to our Reinsurance segment and $38.8 million attributable to our Individual Risk segment. Within our Reinsurance segment, the catastrophe reinsurance unit experienced $93.1 million of favorable development on prior years’ estimated ultimate claim reserves, principally as a result of a reduction of the ultimate losses for the 2006 and 2005 accident years as reported claims have been, to date, less than expected. Included in the 2005 accident year is a $19.2 million reduction in net claims and claim expenses associated with hurricanes Katrina, Rita and Wilma. Our specialty reinsurance unit experienced $101.3 million of favorable development in 2007. The favorable development within our specialty reinsurance unit and Individual Risk segment was principally driven by the application of our formulaic actuarial reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

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

At December 31, 2005, the prior year favorable development of $241.5 million included $231.3 million attributable to our Reinsurance segment and $10.1 million attributable to our Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves was primarily due to the Reinsurance and Individual Risk reserve reviews we undertook during 2005, which produced a reduction of $248.1 million in the Reinsurance segment and $1.1 million in the Individual Risk segment. Within the Reinsurance segment, our property catastrophe portfolio experienced a $118.2 million reduction in prior year reserves as a result of the reserve review. This reduction reflected a reassessment of our reserves for claims and claim expenses in light of historical paid loss trends and reported loss activity for the 1994 to 2004 accident years. For the specialty reinsurance business, the $129.9 million reduction in prior year reserves was principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore, the Company adjusted its estimated loss reporting patterns in 2005 to reflect this experience. The changes within the Individual Risk segment as a result of the reserve review were insignificant.

Net claims and claim expenses incurred were reduced by $3.3 million during 2007 (2006 – $5.5 million, 2005 – $4.7 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was reduced by $1.4 million during 2007 (2006 – reduced by $1.0 million, 2005 – increased by $1.3 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $84.1 million are included in reinsurance balances payable at December 31, 2007 (2006 – $104.4 million) and aggregate deposit assets of $nil are included in other assets at December 31, 2007 (2006 – $nil) associated with these contracts.

INVESTMENTS

The table below summarizes our portfolio of invested assets:

At December 31,	2007		2006
(in thousands, except percentages)

U.S. treasuries and agencies	$1,057,979	15.9%	$1,180,064	18.6%
Non-U.S. government	66,496	1.0	154,848	2.4
Corporate	937,289	14.1	995,410	15.7
Mortgage-backed	1,251,582	18.9	397,741	6.3
Asset-backed	601,017	9.1	383,867	6.1

Fixed maturity investments available for sale, at fair value	3,914,363	59.0	3,111,930	49.1
Short term investments, at cost	1,821,549	27.4	2,410,971	38.0
Other investments, at fair value	807,864	12.2	592,829	9.3

Total managed investment portfolio	6,543,776	98.6	6,115,730	96.4
Investments in other ventures, under equity method	90,572	1.4	227,075	3.6

Total investments	$6,634,348	100.0%	$6,342,805	100.0%

At December 31, 2007, we held investments totaling $6.6 billion, compared to $6.3 billion at December 31, 2006, with net unrealized appreciation included in accumulated other comprehensive income of $44.7 million at December 31, 2007, compared to $25.2 million at December 31, 2006. Our investment guidelines, which are approved by our Board, stress preservation of capital, market liquidity, and diversification of risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The large majority of our investments consist of highly rated fixed income securities. We also have an allocation to other investments, including hedge funds, private equity partnerships and other investments. At December 31, 2007, these other investments totaled $807.9 million or 12.2% (2006 – $592.8 million or 9.3%) of our total investments.

At December 31, 2007, our fixed maturities available for sale and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2006 – AA) and an average yield to maturity of 4.5% (2006 – 5.3%), before investment expenses. At December 31, 2007, our non-investment grade fixed maturity investments available for sale totaled $73.7 million or 1.9% (2006 – $77.9 million or 2.5%) of our fixed maturity investments available for sale. In addition, within our other investments category we have several funds that invest in non-investment grade fixed income securities. At December 31, 2007, the funds that invest in non-investment grade fixed income securities totaled $193.0 million (2006 – $113.3 million).

We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at cost which approximates fair value. At December 31, 2007, we had $1,821.5 million of short term investments (2006 – $2,411.0 million).

Our target benchmark portfolio for our fixed maturities and short term investments currently has a 3 year duration. Our duration at December 31, 2007 was 1.8 years (2006 – 1.3 years), reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk associated with longer duration. From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.

As with other fixed income investments, the value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in the overall investment market and in overall economic conditions. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments. Examples of some of these risks include:

•

Changes in the overall interest rate environment can expose us to “prepayment risk” on our mortgage-backed investments. When interest rates decline, consumers will generally make prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us more quickly than we might have originally anticipated. When we receive these prepayments, our opportunities to reinvest these proceeds back into the investment markets would likely be at reduced interest rates. Conversely, when interest rates increase, consumers will generally make fewer prepayments on their mortgages and, as a result, our investments in mortgage-backed securities would be repaid to us less quickly than we might have originally anticipated. This will increase the duration of our portfolio, which is disadvantageous to us in a rising interest rate environment.

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

•

Our investments in debt securities of other corporations are exposed to losses from insolvencies of these corporations, and our investment portfolio can also deteriorate based on reduced credit quality of these corporations. We are also exposed to widening credit spreads even if specific securities are not downgraded.

•

Within our other investments category, we have several funds that invest in non-investment grade fixed income securities as well as securities denominated in foreign currencies. These investments expose us to losses from insolvencies and other credit-related issues. We are also exposed to fluctuations in foreign exchange rates that may result in realized losses to us if our exposures are not hedged or if our hedging strategies are not effective.

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $105.5 million for 2007 (2006 – $65.7 million, 2005 – $59.3 million) of which $47.3 million (2006 – $30.1 million, 2005 – $28.8 million) was related to net unrealized gains.

We have committed capital to private equity partnerships of $436.9 million, of which $276.3 million has been contributed at December 31, 2007. In addition, we have committed capital to a bank loan fund of $150.0 million, of which $75.0 million has been contributed at December 31, 2007. Subsequent to December 31, 2007, we funded the remaining $75.0 million commitment. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method

Year ended December 31,	2007			2006
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
(in thousands, except percentages)

ChannelRe	$119,697	32.7	$—	$119,697	32.7	$160,887
Aladdin	25,500	14.6	25,500	—	—	—
Top Layer Re	13,125	50.0	28,982	13,125	50.0	26,594
Starbound *	—	—	—	28,772	17.8	28,644
Starbound II	19,237	17.1	21,708	—	—	—
Tower Hill	10,000	28.6	14,382	10,000	28.6	10,950

Total investments in other ventures, under equity method	$187,559		$90,572	$171,594		$227,075

*	Effective August 31, 2007, Starbound repurchased the outstanding shares of its investors at book value; as a result, the Company now owns 100% of Starbound and consequently, Starbound became a consolidated entity effective August 31, 2007.

Investments in other ventures, under equity method includes our investment in ChannelRe of $nil (2006 – $160.9 million). We invested $119.7 million in 2004, representing a 32.7% ownership interest in ChannelRe. During the fourth quarter of 2007, ChannelRe estimated its unrealized mark-to-market losses in its portfolio of financial guaranty contracts accounted for as derivatives under GAAP, were in excess of its shareholders’ equity. As a result of these mark-to-market losses, the Company has reduced its carried value of ChannelRe to $nil at December 31, 2007. Investments in other ventures, under equity method also includes an investment in Top Layer Re of $29.0 million (2006 – $26.6 million) and in Tower Hill Holdings Inc. (“Tower Hill”) of $14.4 million (2006 – $11.0 million). We originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively. The equity in (losses) earnings of ChannelRe and Tower Hill are reported one quarter in arrears, except that our 2007 results reflect the estimated fourth quarter charge from ChannelRe as it relates to unrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP. In May 2007, the Company invested $10.0 million in Starbound II, which represents a 9.8% equity ownership interest in Starbound II and, in December 2007, the Company invested an additional $9.2 million in Starbound II which increased the Company’s investment and ownership percentage to $19.2 million and 17.1%, respectively. Investments in other ventures, under equity method also included an investment in Starbound of $28.6 million at December 31, 2006. We initially invested $7.5 million in Starbound in May 2006 and, in December 2006, we purchased additional shares from existing shareholders of Starbound for consideration of $21.3 million, representing a 17.8% ownership interest at December 31, 2006. Effective August 31, 2007, Starbound repurchased the outstanding shares of its investors at book value; as a result, the Company now owns 100% of Starbound and consequently, Starbound became a consolidated entity effective August 31, 2007.

During the fourth quarter of 2007, the Company invested $25.5 million in the preferred equity of Aladdin, representing a 14.6% ownership interest.

RIHL

RIHL was formed to enhance administrative efficiency and take advantage of the increased benefits and reduced costs ordinarily associated with the management of large investment portfolios of different subsidiaries in the same group. In addition, the administrative efficiency afforded by the use of RIHL facilitates the establishment of our collateralized letter of credit facility on advantageous terms that we believe would otherwise not be available. RIHL holds investment grade fixed income securities and short term investments. Through RIHL, certain of our operating subsidiaries invest in a diversified portfolio of highly liquid debt securities which are recorded at fair value. RIHL has been assigned a rating of AAAf/S2 by S&P and 100% of the securities held through RIHL have been assigned a rating of AA or higher by S&P. We may redeem our interests in RIHL at the current net asset value no more frequently than monthly. Third party service providers perform custodial functions in respect of RIHL, including valuation of the investment assets held through RIHL. Currently, an external investment manager manages the assets held through RIHL, pursuant to written investment guidelines.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures are required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. As described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Results of Operations for 2007, 2006 and 2005 – Capital Resources,” we maintain a facility which, as of December 31, 2007, makes available to our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed $1.4 billion. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral. At February 12, 2008, we had $997.6 million of letters of credit with effective dates on or before December 31, 2007 outstanding under our $1.4 billion credit facility and total letters of credit outstanding under all facilities was $1,041.5 million.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures regarding our investments.

Exposure to Sub-Prime

Global financial markets experienced significant stress during the third and fourth quarters of 2007 and early 2008, primarily driven by challenging conditions in the markets related to U.S. sub-prime mortgages (including CDOs based on sub-prime collateral), and in the markets for loans and bonds related to leveraged finance transactions (collectively referred to as “sub-prime”). This adverse market environment began to intensify toward the end of July 2007 and was characterized by significant credit spread widening, prolonged illiquidity, reduced price transparency and increased volatility. As conditions in these markets deteriorated, other areas such as the asset-backed commercial paper market also experienced decreased liquidity and the equity markets experienced short-term weakness and increased volatility. In addition, a number of participants in the financial guaranty market, which includes MBIA, AMBAC Financial Group, Inc. (“AMBAC”), FGIC Corporation (“FGIC”), Financial Security Assurance Holdings Ltd. (“FSA”), Security Capital Assurance Ltd. (“SCA”), Assured Guaranty Ltd. (“Assured Guaranty”), ChannelRe and others, have reported significant mark-to-market losses on their portfolio of financial guaranty contracts accounted for as derivatives under GAAP. Certain of these market participants have had their financial strength ratings put on review for possible downgrade by various rating agencies, or such ratings were downgraded and the market capitalization of such participants decreased significantly. In response and in an effort to stabilize market conditions generally, the Federal Reserve and other central banks injected significant liquidity into the markets and lowered benchmark interest rates.

Based in part on published news and research reports, further deterioration in the performance of the sub-prime mortgage sector appears to be generally expected; however, the extent and duration of the current deterioration in the credit markets more broadly is unknown. It is possible that the continued deterioration in the credit markets noted above would significantly adversely impact the overall economy, which could directly or indirectly give rise to adverse impacts on us, potentially including impacts we can not currently reasonably foresee. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be implemented, or that if implemented would be successful.

We believe that the Company is currently principally exposed to sub-prime through its investments in ventures accounted for under the equity method, its investment portfolio and through its underwriting portfolio. Following is a summary of our current estimates relating to these exposures.

Investments in other ventures under equity method.     During 2007, ChannelRe, a privately owned financial guaranty reinsurer, of which we own 32.7%, and whose sole cedant is MBIA, suffered a significant net loss which reduced ChannelRe’s GAAP shareholders’ equity below $nil. The net loss was driven by unrealized mark-to-market losses related to financial guaranty contracts accounted for as derivatives under GAAP. As a result, the Company reduced its carried value in ChannelRe to $nil which negatively impacted our net income by $167.2 million in 2007. As a result of reducing our carried value in ChannelRe to $nil, combined with the fact that we have no further contractual obligations to provide capital or other support to ChannelRe, we believe we currently have no further negative economic exposure to ChannelRe.

During the fourth quarter of 2007, we invested $25.5 million in the preferred equity of Aladdin. Aladdin is a newly formed AAA-rated credit derivatives company and provides credit protection on fixed income securities in return for a premium. Aladdin’s business is to accept exposure to credit markets and, thus, its results of operations, and our equity pick-up, will fluctuate significantly based on credit markets. As of December 31, 2007, Aladdin was still in its initial start-up phase and had not written any business. The Company’s current maximum economic exposure to Aladdin is its current carrying value of $25.5 million.

Investments.     At December 31, 2007, the Company had $nil positions in fixed income securities backed by sub-prime loan collateral within its portfolio of fixed maturity investments available for sale and short term investments. The Company’s investment guidelines and/or standing orders prohibit our fixed income investment managers from investing in securities supported by sub-prime collateral. In addition, our guidelines require that all securitized assets in our portfolio of fixed maturity investments available for sale and short term investments be AAA rated and prohibit investments in CDOs, collateralized loan obligations (“CLOs”) and home equity loans as well as fixed income investments where the credit rating is backed by a financial guaranty company.

At December 31, 2007, we had $126.4 million in hedge fund investments and $301.4 million in private equity investments. Our hedge funds and private equity investments are generally managed by diversified multi-strategy managers who we currently do not believe are over-exposed to any one sector. Our hedge fund managers independently direct and control the underlying investments and positions of such funds, and it is possible that through these funds we have more indirect exposure to sub-prime developments than we have currently estimated, or that such exposure may increase in future periods. Within our private equity portfolio, we have exposure to sub-prime through underlying portfolio investments, such as financial institutions, which have been impacted by sub-prime. Overall, we estimate that our exposure to sub-prime in our portfolio of hedge funds and private equity investments is limited as of December 31, 2007.

While our current positions in sub-prime within our portfolio of fixed maturity investments available for sale is $nil, and our exposure within our hedge fund and private equity portfolio is limited, we may amend our investment guidelines in future periods and/or may elect to assume exposure to this and/or other more risky asset classes if we believe we are being paid appropriately to assume this additional risk.

Underwriting Portfolio.     The Company’s reinsurance portfolio is exposed to risks relating to sub-prime mortgage litigation, including claims against financial institutions and other organizations involved in the underwriting, soliciting, documentation collateralization, brokering, marketing, rating or purchase of sub-prime mortgages (including through derivative instruments). We believe that the sub-prime situation in the U.S. will likely have an effect on other lines in the insurance industry, mainly directors & officers (“D&O”), errors & omissions (“E&O”) and other professional lines coverage. It appears that a large number of professional service firms could be affected across these lines. Our casualty clash book of business, within the specialty unit of our Reinsurance segment, has exposure to sub-prime losses through the D&O and E&O market. Our estimate of these losses at December 31, 2007 is $60.0 million and this loss is included in our Reinsurance segment results for 2007. In addition, our specialty unit has exposure to risks relating to the decrease in home demand through our surety book of business, which could lead to delays and defaults in projects, and could cause additional losses, although we currently believe we have no sub-prime related losses in our surety book of business.

MARKETING

Reinsurance

We believe that our modeling and technical expertise, the risk management advice that we provide to our clients, and our reputation for paying claims promptly has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our Reinsurance products worldwide exclusively through reinsurance brokers and we focus our marketing efforts on targeted brokers. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and clients. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

We believe that primary insurers’ and brokers’ willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings and demonstrated willingness to pay valid claims, the quality of a reinsurer’s service, the reinsurer’s willingness and ability to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We believe we have established a reputation with our brokers and clients for prompt response on underwriting submissions, fast claims payments and a reputation for providing creative solutions to our customers’ needs. Since we selectively write large lines on a limited number of property catastrophe reinsurance contracts, we can establish reinsurance terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness. We believe that our willingness and ability to design customized programs and to provide advice on catastrophe risk management has helped us to develop long-term relationships with brokers and clients.

Our reinsurance brokers assess client needs and perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. In recent years, our distribution has become increasingly reliant on a small number of such relationships. We expect this concentration to continue and perhaps increase. The following table shows the percentage of our Reinsurance segment gross premiums written generated through our largest brokers for the years ended December 31, 2007, 2006 and 2005:

Year ended December 31,	2007	2006	2005

Percentage of gross premiums written
Benfield Group Limited	50.0%	40.6%	35.8%
Marsh Inc.	19.6	25.4	26.1
Willis Group	11.8	14.3	17.4
AON Corporation	10.4	9.8	10.1

Total of four largest brokers	91.8	90.1	89.4
All others	8.2	9.9	10.6

Total percentage of gross premiums written	100.0%	100.0%	100.0%

During 2007, our Reinsurance segment issued authorization for coverage on programs submitted by 38 brokers worldwide (2006 – 41 brokers). We received approximately 1,950 program submissions during 2007 (2006 – approximately 2,100). Of these submissions, we issued authorizations for coverage for approximately 790 programs, or approximately 40.5% of the program submissions received (2006 – approximately 750 programs, or approximately 36%).

Individual Risk

Our Individual Risk business is produced primarily through three distribution channels as per the table below:

Year ended December 31,	2007	2006	2005

Individual Risk gross premiums written
Program managers	74.5%	63.2%	52.7%
Quota share reinsurance	25.1	34.5	42.0
Broker-produced business	0.4	2.3	5.3

Total Individual Risk gross premiums written	100.0%	100.0%	100.0%

The business produced through program managers, quota share reinsurance and broker-produced business principally comes to us through intermediaries. Our financial security ratings, combined with our reputation in the reinsurance marketplace, including the long-standing relationships we have developed with our reinsurance intermediaries, have enhanced our presence in our Individual Risk markets.

With respect to our program business, we believe that our strategy of establishing strong relationships and assisting our partners with modeling, risk analysis and other expertise has helped us to develop a favorable reputation in this market. We believe that our existing program managers are an important source of referrals and endorsements of our approach to this business.

Our broker-produced business is principally business written on an excess and surplus lines basis by Glencoe and Lantana on a risk-by-risk basis. This business is generally submitted to us through licensed surplus lines brokers who are generally responsible for regulatory compliance, premium tax collection and certain other matters associated with policy placement.

EMPLOYEES

At February 12, 2008, we and our subsidiaries employed 236 people worldwide. We believe our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries. We believe that our employee headcount will increase over time as we expand our operations and seek to further develop our capabilities.

A majority of our employees and all of our officers and directors receive some form of equity-based incentive compensation as part of their overall compensation package. At February 12, 2008, our directors and executive officers beneficially owned approximately 5.1% of our outstanding common shares. In addition, all of our directors and executive officers are subject to equity ownership guidelines that require each to hold a specified amount of equity.

Many of our Bermuda-based employees, including a majority of our senior executives, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times over the next few years. Substantially all of our officers are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits, which would adversely impact us. Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions for key employees; although we can provide no assurance that the Bermuda government may not seek to revoke the six year exemption for key employees.

All of our senior executives and many of our senior officers are subject to employment agreements providing for, among other things, confidentiality, non-solicitation and non-competition obligations on the part of the executives and provisions relating to our indemnification and severance obligations.

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

REGULATION

Bermuda Regulation

Registration.     The Insurance Act 1978, as amended, and Related Regulations (the “Insurance Act”), which regulates the business of our Bermuda insurance subsidiaries, provides that no person may carry on an insurance business (including the business of reinsurance) in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”). As a holding company, RenaissanceRe is not subject to Bermuda insurance law and regulations. However, as discussed in detail below, the Insurance Act and related regulations thereof regulate the insurance business of most of our operating insurance companies. Renaissance Reinsurance and DaVinci are registered as Class 4 insurers, and Glencoe, Lantana, Tim Re, Starbound Re and Top Layer Re are registered as Class 3 insurers under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with the applicant’s registration, the BMA may impose conditions relating to the writing of certain types of insurance. Further, the Insurance Act stipulates that no person shall, in or from within Bermuda, act as an insurance manager, broker, agent or salesman unless registered for the purpose by the BMA. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Ventures is registered as an insurance manager under the Insurance Act.

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

Statutory Financial Statements.     An insurer must prepare Annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, and a statement of capital and surplus, and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), which financial statements may be prepared in accordance with GAAP. The insurer is required to submit the Annual Statutory Financial Statements as part of the Annual Statutory Financial Return. The Statutory Financial Statements and the Statutory Financial Return do not form part of the public records maintained by the BMA.

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

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if the BMA is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality. In 2005, the BMA commenced an on site review of the Company which concluded in March 2007 with no significant action points identified.

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

Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of the Company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of such a holding, whichever is later. The BMA may, by written notice, object to such person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of common shares in the Company and direct, among other things, that the voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of our Bermuda registered insurance companies is our office at Renaissance House, 8-20 East Broadway, Pembroke HM 19 Bermuda. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless fourteen days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, having formed the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe that a reportable event has occurred, to orally notify the BMA immediately and, within fourteen days of the relevant view having been formed, to make a report in writing to the BMA setting out all the particulars of the case that are available to him. Examples of such an event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin, a liquidity ratio or other ratio.

Certain Other Bermuda Law Considerations.     As “exempted companies,” we and our Bermuda subsidiaries are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, as exempted companies, we and our Bermuda subsidiaries may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without required authorization, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Insurance Supervisor, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or, (4) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under license granted by the Insurance Supervisor. Generally it is not permitted without a special license granted by the Insurance Supervisor to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

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

We anticipate that the requirements with respect to solvency capital requirements will be enacted in 2008 and 2009. Based on our review of published consultation papers and our internal models, we do not currently believe our capital requirements would be impacted by the new regulations.

U.S. Regulation

Reinsurance Regulation.    Our Bermuda-domiciled insurance operations and joint ventures principally consist of Renaissance Reinsurance, DaVinci, Glencoe and Lantana. Renaissance Reinsurance, DaVinci, Starbound II and Top Layer Re are Bermuda-based companies that operate as reinsurers. Although none of these companies are admitted to transact the business of insurance in any jurisdiction except Bermuda, the insurance laws of each state of the U.S. regulate the sale of reinsurance to ceding insurers authorized in the state by non-admitted alien reinsurers, such as Renaissance Reinsurance or DaVinci, acting from locations outside the state. Rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. A primary insurer ordinarily will enter into a reinsurance agreement, however, only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, regulators permit ceding insurers to take credit for reinsurance in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•

if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

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

The Financial Condition Committee of the National Association of Insurance Commissioners (“NAIC”) has adopted a “framework memorandum” that outlines a proposal to modernize the current U.S. reinsurance regulatory framework. The proposal includes the creation of the NAIC Reinsurance Supervision Review Department (“RSRD”) to determine which foreign regulatory regimes are functionally equivalent to that of the United States, entitling them to enter into mutual recognition agreements. In addition, the creation of a “port of entry” certification process is proposed that would allow non-U.S. reinsurers from RSRD approved jurisdictions to enter the U.S. reinsurance market through a single jurisdiction. The establishment of appropriate collateral levels from zero to 100% for both U.S. and non-U.S. reinsurers is listed as an “outstanding issue” in the proposal. If the changes contemplated by the framework memorandum ultimately lead to a reduction of the collateral requirements for non-U.S. reinsurers, such changes could be beneficial to our Bermuda subsidiaries by permitting them to post less collateral to secure their respective reinsurance obligations to their respective U.S. ceding companies. At this time, we are unable to determine whether any changes in the U.S. reinsurance regulatory framework will be implemented based on the foregoing proposal and the effect, if any, such changes would have on our operations or financial condition.

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

The regulation of surplus lines insurance differs significantly from the licensed or “admitted” market. The regulations governing the surplus lines market have been designed to facilitate the procurement of coverage, through specially licensed surplus lines brokers, for hard-to-place risks that do not fit standard underwriting criteria and are otherwise eligible to be written on a surplus lines basis. Most particularly, surplus lines regulation generally provides for more flexible rules relating to insurance rates and forms. However, strict regulations apply to surplus lines placements under the laws of every state, and state insurance regulations generally require that a risk must be declined by three admitted carriers before it may be placed in the surplus lines market. Initial eligibility requirements and annual requalification standards apply to insurance carriers writing on a surplus basis and filing obligations must also be met. In most states, surplus lines brokers are responsible for collecting and remitting the surplus lines tax payable to the state where the risk is located. Companies such as Glencoe and Lantana which conduct business on a surplus lines basis in a particular state are generally exempt from that state’s guaranty fund laws.

Admitted Market Regulation.    Our admitted U.S. operations currently consist of Stonington and Stonington Lloyds, both Texas domiciled insurers. Stonington is licensed to write primary insurance in 50 states and the District of Columbia. Stonington Lloyds is a Texas Lloyds’ company licensed to write primary insurance in Texas. Stonington acts as an attorney-in-fact for Stonington Lloyds. In addition, our insurance company subsidiaries Newstead Insurance Company (“Newstead”) and Inverness Insurance Company (“Inverness”) have certificates of authority as admitted, licensed insurers in Delaware and Arizona, respectively, although Newstead and Inverness have not yet conducted any business. As licensed insurers operating in the “admitted” market, these companies are subject to extensive regulation under U.S. statutes. The extent of regulation varies from state to state but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, policy renewals and non-renewals, and market conduct regulation including both underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and quarterly financial reports. The Texas Department of Insurance retains primary regulatory authority for Stonington and Stonington Lloyds, the Delaware Department of Insurance is the primary regulator for Newstead and the Arizona Department of Insurance is Inverness’ primary regulator.

In general, licensed U.S. insurers must file with the state departments of insurance in whose states they insure risks all rates for directly underwritten insurance. Licensed U.S. insurers are required to participate in the guaranty associations of the states where they conduct business. Such participation can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of other insurance companies. Additionally, some states require licensed insurers to participate in assigned risk plans or other residual market mechanisms which provide coverage with respect to certain lines for insureds that are unable to obtain insurance in the open market. Participation in these residual market mechanisms may take various forms including reinsuring a portion of a pool of policies or directly issuing policies to insureds. An insurer’s participation in these plans is typically calculated based on the amount of premium written by the insurer on a voluntary basis for that line of coverage in a prior year. Assigned risk pools generally produce losses which result in assessments to insurers writing the same or similar lines on a voluntary basis. While we expect the exposure in our admitted companies to assessments to generally grow over time, as a result of our growth and the relative change in our product mix, we do not expect the amount of any such guaranty fund assessments, if any, or other assessments to be paid by our admitted companies in 2008 to be material.

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

Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies. For example, Texas, Stonington’s and Stonington Lloyds’ state of domicile, currently requires that dividends be paid only out of earned statutory surplus and limits the annual amount of dividends payable without the prior approval of the

Texas Department of Insurance to the greater of 10% of statutory capital and surplus at the end of the previous calendar year or 100% of statutory net income from operations for the previous calendar year. Because of the accumulated deficit in earned surplus from prior operations, Stonington currently cannot pay an ordinary dividend. These insurance holding company laws also impose prior approval requirements for certain transactions with affiliates. In addition, as a result of our ownership of Stonington, Stonington Lloyds, Newstead and Inverness under the terms of applicable state statutes, any person or entity desiring to purchase more than 10% of our outstanding voting securities is required to obtain prior regulatory approval for the purchase.

Terrorism.    In November 2002, TRIA was signed into law by the U.S. President. TRIA provides for the federal government to share the risk of loss from certain future terrorist attacks with the insurance industry. Each participating insurance company must pay covered losses equal to a deductible based on a percentage of direct earned premiums for specified commercial insurance lines from the previous calendar year. TRIA was originally scheduled to expire at the end of 2005, but was extended in December 2005 for an additional two years. As extended, the insurer deductible was increased from 15% in 2005 to 20% in 2007. For losses in excess of an insurer’s deductible, the federal government covered 90% of the excess losses in 2006, while insurers retained the remaining 10%, with the government’s share decreasing to 85% in 2007. Losses covered by the program remained capped annually at $100.0 billion. The extended TRIA established a new program trigger under which federal compensation became available only if aggregate insured losses sustained by all insurers exceeded $50.0 million from a certified act of terrorism that occurred after March 31, 2006 and $100.0 million for losses resulting from a certified act that occurred on or after January 1, 2007. In addition to the new trigger, the $5.0 million certification threshold continues to apply in order for an event to be certified.

Although TRIA was scheduled to expire at the end of 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law by the U.S. President on December 26, 2007. This law renews the existing terrorism risk insurance program for seven years, through December 31, 2014. Certain provisions of TRIA were modified by the 2007 reauthorization. The program was expanded to include domestic terrorism by eliminating from the definition of a certified act of terrorism the requirement that such an act be perpetrated “on behalf of any foreign person or foreign interest.” The insurer deductible is now fixed at 20% of an insurer’s direct earned premium, and the federal share of compensation is fixed at 85% of insured losses that exceed insurer deductibles. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available remains fixed at $100 million per year through 2014.

NAIC Ratios.    The NAIC has established 11 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed U.S. insurance companies operating in their respective states. The NAIC’s Insurance Regulatory Information System (“IRIS”) calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will be subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios.

Risk-Based Capital.    The NAIC has implemented a risk-based capital (“RBC”) formula and model law applicable to all licensed U.S. property/casualty insurance companies. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Such analysis permits regulators to identify inadequately capitalized insurers. The RBC formula develops a risk adjusted target level of statutory capital by applying certain factors to insurers’ business risks such as asset risk, underwriting risk, credit risk and off-balance sheet risk. The target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Our U.S. insurance subsidiaries have satisfied the RBC formula since it was created in the mid-1990s and have exceeded all recognized industry solvency standards. As of February 12, 2008, all of our U.S. insurance subsidiaries had adjusted capital in excess of amounts requiring company or regulatory action.

The Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits mergers that combine commercial banks, insurers and securities firms under one holding company, a “financial holding company.” Until passage of the GLBA, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. As a result of GLBA, the ability of banks to affiliate with insurers may affect our U.S. subsidiaries’ product lines by substantially increasing the number, size and financial strength of potential competitors. Privacy provisions of GLBA became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require full disclosure of the privacy policies of financial institutions, including U.S. insurers, to their consumer customers.

Flood Insurance.    On September 27, 2007, the U.S. House of Representatives passed legislation, H.R. 3121, the Flood Insurance Reform and Modernization Act (“FIRMA”), which would renew, expand and alter the National Flood Insurance Program (“NFIP”). The NFIP, which is operated by the Federal Emergency Management Agency (“FEMA”), provides subsidized flood insurance in identified flood plain zones. The NFIP is currently estimated to insure approximately five million policyholders in 20,000 communities and has a deficit of approximately $17.5 billion. The FIRMA bill passed by the House of Representatives includes a provision, sponsored by Rep. Gene Taylor (D-MS) (the “Taylor Amendment”), that would expand the NFIP to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event). The Taylor Amendment, as approved by the House, would provide coverage up to $0.5 million for a single-family dwelling, $0.5 million for a dwelling unit within a multiple-dwelling structure, approximately $0.2 million for the contents of a dwelling unit, $1.0 million for non-residential properties, and approximately $0.8 million for the contents of a non-residential property. On September 28, 2007, FIRMA, as amended, was referred to the U.S. Senate Committee on Banking, Housing, and Urban Affairs.

Homeowners Insurance.    On September 25, 2007, the Committee on Financial Services of the U.S. House of Representatives approved another proposed bill, H.R. 3355, the “Homeowners’ Defense Act of 2007” co-sponsored by Reps. Ron Klein (D-FL) and Tim Mahoney (D-FL) (the “Klein-Mahoney Bill”). The Klein-Mahoney bill would (a) create a National Catastrophe Risk Consortium and (b) would require the U.S. Treasury Department to establish a national homeowners’ insurance stabilization program. The National Catastrophe Risk Consortium program would allow multiple participating states to pool state sponsored catastrophic risk insured or reinsured in wind pools or other residual markets. The stabilization program would allow the U.S. Treasury Department to make below-cost loans to participating states or their reinsurance pools and/or residual markets. On November 6, 2007, Senators Clinton (D-NY) and Nelson (D-FL) introduced a companion bill to the Klein-Mahoney Bill in the U.S. Senate, S. 2310, (the “Clinton-Nelson Bill”), which was referred to the U.S. Senate Committee on Banking, Housing, and Urban Affairs. On November 8, 2007, the U.S. House of Representatives passed the Homeowners’ Defense Act of 2007, as amended (the “HDA”). On November 13, 2007, the HDA was referred to the U.S. Senate Committee on Banking, Housing, and Urban Affairs.

The U.S. Senate has not yet approved the HDA, the Clinton-Nelson Bill or FIRMA, as amended by the Taylor Amendment. In addition, the White House indicated a potential presidential veto of FIRMA and a prior version of the HDA. At this time, we are unable to determine whether this legislation or similar legislation will be adopted. Passage of such legislation would adversely affect us, perhaps materially.

Legislative and Regulatory Proposals.    Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. For example, in 2007, Florida enacted insurance-related legislation that expanded the reinsurance coverages offered by the FHCF and the primary insurance business that may be written by the state-sponsored Citizens, summarized in more detail below. This legislation caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2007 as compared to 2006. (See “Risk Factors,” “Management’s Discussion of Financial Condition and Results of Operations” and “Current Outlook” for additional disclosure.)

We are monitoring a number of potential federal and state legislative initiatives. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by:

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

New federal legislation, the Non-Admitted and Reinsurance Reform Act of 2007 (“NRRA”), was introduced in February 2007. The bill was passed without amendment by the U.S. House of Representatives on June 25, 2007 and referred to the Committee on Banking, Housing and Urban Affairs in the U.S. Senate. If enacted in its current form, the NRRA would set federal standards regarding state regulation of both reinsurance and the surplus lines insurance market. The NRRA would: (i) grant sole regulatory authority with respect to the placement of non-admitted insurance to the policyholder’s home state, (ii) limit states to uniform standards for surplus lines eligibility in conformity with the NAIC Non-Admitted Insurance Model Act, (iii) establish a streamlined insurance procurement process for exempt commercial purchasers by eliminating the requirement that brokers conduct a due diligence search to determine whether the insurance is available from admitted insurers, (iv) establish the domicile state of the ceding insurer as the sole regulatory authority with respect to credit for reinsurance and solvency determinations if such state is an NAIC-accredited state or has financial solvency requirements substantially similar to those required for such accreditation and (v) require that premium taxes related to non-admitted insurance only be paid to the policyholder’s home state, although the states may enter into a compact or establish procedures to allocate such premium taxes among the states. It is not certain whether NRRA will be approved by the Senate in its current form.

In addition, the Insurance Industry Competition Act of 2007 (the “IICA”) was introduced in the U.S. Senate and the U.S. House of Representatives in February 2007. The IICA, if enacted in its current form, would remove the insurance industry’s antitrust exemption created by the McCarran-Ferguson Act. If enacted in its current form, the IICA would, among other things, (i) effect a different judicial standard providing that joint conduct by insurance companies, such as price sharing, would be subject to scrutiny by the U.S. Department of Justice unless the conduct was undertaken pursuant to a clearly articulated state policy that is actively supervised by the state and (ii) delegate authority to the U.S. Federal Trade Commission to identify insurance industry practices that are not anti-competitive. Passage of the IICA could adversely impact the insurance industry, and might have an impact on our operations.

We are unable to predict whether any of the foregoing proposed legislation, or any other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

In addition, the expansion of our primary insurance operations, together with the potential of further expansion into additional insurance markets, could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer, Starbound II, or any other Bermudian subsidiaries will become subject to direct U.S. regulation.

In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A that increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, as well as optional additional coverage above the mandatory FHCF coverage amount, at specified rates for specified layers of coverage. Further, the legislation expanded the ability of Citizens Property Insurance Corporation, a state-sponsored entity, to compete with private insurance companies, such as ours. In sum, the legislation reduced the role of the private markets in providing support for Florida-based risks, a key target market of ours. While we have sought and intend to continue to seek to utilize our strong relationships, record of superior service and financial strength to mitigate the impact of the legislation, we believe CS/HB-1A caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2007 as compared to 2006. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the legislation may have a disproportionate adverse impact on us compared to other market participants.

It is also possible that other states, particularly those with Atlantic or Gulf Coast-exposures, may enact new or expanded legislation based on the Florida precedent, which would further diminish aggregate private market demand for our products. For example, Louisiana is considering setting up its own reinsurance fund similar to the FHCF and allowing Louisiana Citizens Property Insurance Company, a state-sponsored company, to compete with the private sector. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of the FHCF, which could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry. Recently, several key political leaders in Florida have publicly expressed concern about the amount of risk assumed by the state of Florida as a result of the legislative changes in 2007. A legislative bill has already been introduced and is currently pending for the 2008 session of the Florida Legislature which proposes to reduce the amount of reinsurance to be offered by the FHCF for the 2008 hurricane season. At this date, however, no assurance can be given that such legislation will be enacted in the form proposed.

AVAILABLE INFORMATION

We maintain a website at http://www.renre.com. The information on our website is not incorporated by reference in this Form 10-K.

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge from our website, our Audit Committee Charter, Compensation/Governance Committee Charter, Corporate Governance Guidelines and Statement of Policies, and Code of Ethics and Conduct (“Code of Ethics”). Such information is also available in print for any shareholder who sends a request to RenaissanceRe Holdings Ltd., Attn: Office of the Corporate Secretary, P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the SEC may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

ITEM 1A.    RISK FACTORS

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the SEC include the following:

RISKS RELATED TO OUR COMPANY

Our exposure to catastrophic events and other exposures that we cover could cause our financial results to vary significantly from one period to the next, and the frequency and severity of such events could exceed our estimates.

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

We expect claims from catastrophic events to cause substantial volatility in our financial results for any fiscal quarter or year; moreover, catastrophic claims could adversely affect our financial condition, results of operations and cash flows. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation will continue to increase the severity of claims from catastrophic events in the future.

From time to time, we expect to have greater exposures in one or more specific geographic areas than our overall share of the worldwide market would unilaterally suggest. Accordingly, when catastrophes were to occur in these areas, we may experience relatively more severe net negative impacts from such events than our competitors.

During 2005, we experienced $891.9 million of net negative impact from hurricanes Katrina, Rita and Wilma. Principally as a result of these hurricane losses in 2005, we recorded a net loss attributable to common shareholders of $281.4 million. In 2004, we recorded $570.2 million of net negative impact from hurricanes Charley, Frances, Ivan and Jeanne. While neither 2007 nor 2006 was characterized by land falling windstorm events resulting in material industry losses, we believe, and recent scientific studies have indicated, that the frequency of hurricanes has increased and may further increase in the future relative to the historical experience over the past 100 years. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information, such as these studies. However, it is possible that, even after these adjustments, we have underestimated the frequency or severity of hurricanes or other catastrophes.

We may fail to execute our strategy in our newer lines of business, which would impair our future financial results.

Historically, our principal product has been property catastrophe reinsurance. Our specialty reinsurance and Individual Risk lines of business present us with new and expanded challenges and risks which we may not manage successfully. We are not as experienced in these lines of business as we are in property catastrophe reinsurance; for example, we are continuing to expand our claims management function to support these newer lines of business. Businesses in early stages of development present substantial business, financial and operational risks and may suffer significant losses. For example, our current and potential future expansion may require us to develop new client and customer relationships, supplement existing or build new operating procedures, hire staff, develop and install management information and other systems, as well as taking numerous other steps to implement our strategies. If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these newer lines of business will likely suffer, perhaps substantially, and our future financial results may be adversely affected.

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

Our Individual Risk operations rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our operations in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued and renewal insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our program managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program manager would be unable to substantially indemnify us for their contractual breach. We also rely on our program managers, third party administrators or other third parties we retain, to collect premiums and to pay valid claims. We could also be exposed to the program manager’s or their producer’s operational risk, for example, but not limited to, contract wording errors, technological and staffing deficiencies and inadequate disaster recovery plans.

We could also be exposed to potential liabilities relating to the claims practices of the third-party administrators we have retained to manage substantially all of the claims activity that we expect to arise in our Individual Risk operations. Although we have implemented monitoring and other oversight protocols, we cannot assure you that these measures will be sufficient to mitigate all of these exposures.

We are also subject to the risk that our successful program managers will not renew their programs with us. Although our contracts are generally not for defined terms, generally, either party can cancel the contract in a relatively short period of time. While we believe our arrangements offer numerous benefits to our program participants, we cannot assure you we will retain the programs that produce profitable business or that our insureds will renew with us. Failure to retain or replace the program managers, or the program manager’s failure to retain or replace their producers, would impair our ability to execute our growth strategy, and our financial results could be adversely affected.

With respect to our Reinsurance operations we do not separately evaluate each of the individual risks assumed under our reinsurance contracts and, accordingly, like other reinsurers, are heavily dependent on the original underwriting decisions made by our ceding companies. We are therefore subject to the risk that our clients may not have adequately evaluated the risks to be reinsured, or that the premiums ceded to us will not adequately compensate us for the risks we assume, perhaps materially so.

A decline in the ratings assigned to our financial strength may adversely impact our business, perhaps materially so.

Third party rating agencies assess and rate the financial strength of reinsurers and insurers, such as Renaissance Reinsurance, certain operating subsidiaries of Glencoe Group, Top Layer Re, a joint venture which we indirectly own 50% of, and DaVinci. These ratings are based upon criteria established by the rating agencies. Periodically, the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The financial strength ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors. Renaissance Reinsurance is currently rated “A+” by A.M. Best, “AA-” by Standard & Poor’s, “A2” by Moody’s Investor Services and “A” by Fitch Ratings. Top Layer Re is rated “AA” by Standard & Poor’s and “A+” by A.M. Best. Glencoe is rated “A-” by A.M. Best. DaVinci is rated “A+” by Standard & Poor’s and “A” by A.M. Best. In October 2006, A.M. Best affirmed the financial strength ratings (“FSR”) and the issuer credit ratings (“ICR”) of the operating subsidiaries of RenaissanceRe. These affirmations include the FSR of “A” and the ICR of “a” of Renaissance Reinsurance, Renaissance Europe and DaVinci; and the FSR of “A-” and the ICR of “a-” of the operating subsidiaries of Glencoe Group. At such time, all of the ratings affirmed by A.M. Best were removed from under review and assigned a stable outlook. On December 11, 2006, A.M. Best raised its ICR of Renaissance Reinsurance and Renaissance Europe to “a+” from “a” and affirmed the FCR of “A” for these two subsidiaries, and the outlook for the ratings of Renaissance Reinsurance and Renaissance Reinsurance of Europe by A.M. Best was revised to positive from stable. Concurrently, A.M. Best upgraded the ICR to “bbb+” from “bbb”, the debt ratings on senior notes to “bbb+” from “bbb” and the ratings on preferred stock to “bbb-” from “bb+” of RenaissanceRe. A.M. Best also upgraded the indicative debt ratings for securities available under shelf registration for RenaissanceRe for senior notes to “bbb+” from “bbb”, subordinated notes to “bbb” from “bbb-” and preferred stock to “bbb-” from “bb+”. In addition, A.M. Best assigned an indicative debt rating of “bbb-” to the Series D Preference Shares issued by RenaissanceRe in December 2006. The outlook for all ratings has been revised to positive from stable. On December 13, 2007, Standard & Poor’s raised its counterparty credit rating on RenaissanceRe to “A” from “A-”. At the same time, Standard & Poor’s raised its counterparty credit and FCR on Renaissance Reinsurance to “AA-” from “A+”. In addition, Standard & Poor’s raised its counterparty credit rating on DaVinci to “A+” from “A”. The outlook on all these companies is stable. On December 19, 2007, A.M. Best upgraded the FSR of Renaissance Europe from “A” (Excellent) to “A+” (Superior) and revised the outlook from positive to stable. Concurrently, A.M. Best upgraded the ICR to “a-” from “bbb+” on the Company’s senior notes and from “bbb-” to “bbb” on the Company’s preferred stock. The outlook for the ICR has been revised to stable from positive, and the outlook for the debt remains stable. Additionally, A.M. Best affirmed the FSR of “A” (Excellent) and the ICR of “a” and the FSR of “A-” (Excellent) and the ICRs of “a-” of DaVinci and Glencoe, respectively. The rating outlook for DaVinci remains stable and the outlook for Glencoe remains positive.

These ratings are subject to periodic review and may be revised or revoked, by the agencies which issue them. From time to time one or more ratings agencies have effected changes in their capital models and rating methodologies, which have generally served to increase the amounts of capital required to support the ratings. For example, following the higher levels of hurricane frequency in 2004 and 2005, we understand that the rating agencies undertook to review whether or not to require insurance and reinsurance companies that retain catastrophe risk, such as ourselves, to hold a higher level of capital to support this risk, if the insurance or reinsurance companies are to maintain their ratings.

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

The rating agencies may downgrade or withdraw their FCR in the future if we do not continue to meet the criteria of the ratings previously assigned to us. Our ability to compete with other reinsurers and insurers, and our results of operations, could be materially adversely affected by any such ratings downgrade. For example, following a ratings downgrade we might lose clients to more highly rated competitors or retain a lower share of the business of our clients. The rating of Top Layer Re is dependent in large part upon the rating of State Farm, which provides Top Layer Re with $3.9 billion of stop loss reinsurance.

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

We expect that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid will differ, perhaps substantially, from the reserve estimates reflected in our financial statements. To the extent that our actual claims and claim expenses exceed our expectations, we would be required to increase claims and claim expense reserves. This would reduce our net income by a corresponding amount in the period in which the deficiency is identified. To the extent that our actual claims and claim expenses are better than our expectations, we would be required to decrease claims and claim expense reserves and this would increase our net income. In reserving for our specialty reinsurance and Individual Risk coverages we do not have the benefit of a significant amount of our own historical experience in these lines.

Included in our results for 2007 are $157.5 million of net claims and claim expenses from Kyrill and the U.K. flood losses which occurred in 2007, as well as $60.0 million in estimated losses associated with exposure to sub-prime related casualty losses. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. In addition, we believe there is substantial uncertainty in respect of the losses experienced by the industry in respect of sub-prime related casualty losses. The net claims and claim expenses that may emerge in respect of sub-prime are in general based on underlying liability contracts which are considered “long-tail” business, and will therefore take many years before the actual losses are known and reported, which increases the uncertainty with respect to the estimate for ultimate losses for this event. The net claims and claim expenses from Kyrill, the U.K. floods and sub-prime related casualty losses are all attributable to the Company’s Reinsurance segment.

Our estimates of losses from catastrophic events such as hurricanes Katrina, Rita and Wilma, as well as the previously reported 2004 hurricanes and windstorms, are based on factors including currently available information derived from our claims information from clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Due to the size and unusual complexity of the legal and claims issues relating to these events, particularly hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations to us. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

The emergence of matters which may impact certain of our coverages, such as the asserted trend toward potentially significant global warming or the potential for significant industry losses from a possible avian flu pandemic, could cause us to underestimate our exposures and potentially adversely impact our financial results.

In our Reinsurance business, we use analytic and modeling capabilities that help us to assess the risk and return of each reinsurance contract in relation to our overall portfolio of reinsurance contracts. For catastrophe-exposed business in our Individual Risk segment, we also seek to utilize proprietary modeling tools that have been developed in conjunction with the modeling and other resources utilized in our Reinsurance operations. See “Item 1. Business – Underwriting and Enterprise Risk Management.”

Our techniques for evaluating catastrophe risk in our Reinsurance and Individual Risk operations are not currently structured to predict certain types of risks. Our models may fail to adequately address the emergence of matters which may be deemed to impact certain of our coverages, and accordingly may understate the exposures we are assuming. Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures. Our models may be based on data and assumptions that do not accurately account for these emerging developments. Similarly, the likelihood or potential severity of insured losses from an outbreak of a pandemic disease, such as the Avian Influenza A Virus (H5N1), is uncertain and may not be appropriately reflected in our models. While to date outbreaks of the avian flu continue to occur among poultry or wild birds in a number of countries in Asia, parts of Europe, and recently in Africa, transmission to humans has been rare to date. If the virus mutates to a form that can be transmitted from human to human, it has the potential to spread rapidly worldwide. The contagion and mortality rate of any mutated H5N1 virus that can be transmitted from human to human are highly speculative. If we fail to appropriately model, price for, and contractually address exposures for risks such as these, or others to which we may be exposed, our financial results may be adversely impacted, perhaps significantly.

Because we depend on a few insurance and reinsurance brokers in our Reinsurance segment and a few program managers in our Individual Risk segment for a large portion of revenue, loss of business provided by them could adversely affect us.

Our Reinsurance business markets insurance and reinsurance products worldwide exclusively through insurance and reinsurance brokers. In recent years, we have experienced increased concentration of production from a smaller number of intermediaries. Four brokerage firms accounted for 91.8% of our Reinsurance segment gross premiums written for the year ended December 31, 2007. Subsidiaries and affiliates of the Benfield Group Limited, Marsh Inc., the Willis Group and AON Corporation accounted for approximately 50.0%, 19.6%, 11.8% and 10.4%, respectively, of our Reinsurance segment gross premiums written in 2007. The loss of a substantial portion of the business provided by these brokers would have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and it is possible that our premiums written would decrease.

Our Individual Risk business markets a significant portion of its insurance and reinsurance products through program managers. In recent years, we have experienced increased concentration of production from a smaller number of intermediaries. Program managers account for 74.5% of our Individual Risk segment gross premiums written for the year ended December 31, 2007. The loss of a substantial portion of the business provided by these program managers would have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these program managers and it is possible that our premiums written would decrease.

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

As part of our risk management, we buy reinsurance for our own account. This type of insurance when purchased to protect reinsurance companies is known as “retrocessional reinsurance.” Our primary insurance companies also buy reinsurance from third parties.

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

When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. Generally, we believe that the “willingness to pay” of some reinsurers and retrocessionaires is declining, and that the overall industry ability to pay has also declined due to the adverse results of 2005 and 2004 and other factors. This risk is more significant to us at present than at most times in the past given the substantial retrocessional claims to which we are entitled following the recent large catastrophe loss events of 2005 and 2004. At December 31, 2007, we had recorded $183.3 million of reinsurance recoverables, net of a valuation allowance of $8.9 million for uncollectible recoverables. A comparably large portion of the reinsurance recoverables is concentrated with a relatively small number of reinsurers.

We could be adversely impacted by U.S. government authority investigations arising from our restatement of our financial statements, or from a failure to comply with the terms of the Company’s settlement agreement with the SEC.

Over the last several years, the SEC, the Office of the Attorney General of the State of New York (the “NYAG”), the United States Attorney’s Office for the Southern District of New York, and other government authorities have been scrutinizing and investigating a number of issues and practices within the insurance industry. We received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to the industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also related to our business practice review and to our determination to restate our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, we understand that certain of our customers or reinsurers were asked to provide documents and information with respect to contracts to which we are a party in the framework of the ongoing industry-wide investigations.

On February 6, 2007, we announced that the SEC had accepted our offer of settlement to resolve the SEC’s investigation. We consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. In accordance with the terms of the settlement agreement, we have also retained an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. On March 20, 2007, the court signed the final judgment approving our settlement with the SEC. While we will strive to fully comply with the settlement agreement with the SEC, it is possible that the enforcement staff of the SEC and/or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or any such perception that we have failed to comply, could adversely affect us, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York against James N. Stanard, our former Chairman and Chief Executive Officer, Martin J. Merritt, our former controller, and Michael W. Cash, a former officer of RenaissanceRe, charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeks permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. See “Legal Proceedings” for additional information. This ongoing matter could give rise to additional costs, distractions, or impacts to our reputation. It is possible that the ongoing investigation into our former officers could give rise to additional investigations or proceedings being commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil.

Emerging claim and coverage issues, or other litigation, could adversely affect us.

Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially so. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our specialty reinsurance and Individual Risk operations, these legal, social and environmental changes may not become apparent until some time after their occurrence. For example, we could be deemed liable for losses arising out of a matter, such as the potential for industry losses arising out of an avian flu pandemic, that we had not anticipated or had attempted to contractually exclude. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Our exposure to this uncertainty will grow as our “long-tail” casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more “short-tail.” In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claim handling and other practices. Although we are seeking to add professional staff and systems to improve our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

The loss of key senior members of management could adversely affect us.

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our executive officers. In particular, we believe we have been substantially dependent upon the services of our senior members of management, who include our co-founder and current Chief Executive Officer and President; the Presidents of Renaissance Reinsurance and RenaissanceRe Ventures Ltd., each of whom has served with us for more than ten years; and the Chief Executive Officer of Glencoe Group. As announced in May 2007, the former President of RenaissanceRe, William Riker, retired from his position at the end of 2007, though he will remain as an employee of the Company serving in an advisory capacity until August 2008. While we do not believe that Mr. Riker’s transition will have an adverse impact on our business, we may be unable to foresee, or mitigate, all of the potential impacts of Mr. Riker’s departure. In addition, the loss of services of other members of senior management in the future, and the uncertain transition of new members of our senior management team, may strain our ability to execute our growth initiatives. The loss of one or more of our executive officers, including but not limited to Mr. Riker and the persons named above, could adversely impact our business, by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing executives. In general, the loss of the services of any members of our current senior management team may adversely affect our business, perhaps materially so.

In addition, our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees. We do not currently maintain key man life insurance policies with respect to any of our employees.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of Permanent Residents’ Certificates and holders of Working Residents’ Certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a Permanent Residents’ Certificate or Working Residents’ Certificate who meets the minimum standards reasonably required by the employer has applied for the job. Substantially all of our officers are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits, which would adversely impact us. In addition, a Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions only for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected as a result.

U.S. taxing authorities could contend that one or more of our Bermuda subsidiaries are subject to U.S. corporate income tax, as a result of changes in law or regulations, or otherwise.

If the U.S. Internal Revenue Service (the “IRS”) were to contend successfully that Renaissance Reinsurance, DaVinci, Glencoe, RIHL, RIMCO or Top Layer Re is engaged in a trade or business in the U.S., Renaissance Reinsurance, DaVinci, Glencoe, RIHL, RIMCO or Top Layer Re would, to the extent not exempted from tax by the U.S.-Bermuda income tax treaty, be subject to U.S. corporate income tax on that portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. Although we would vigorously resist such a contention, if we were ultimately held to be subject to taxation, our earnings would correspondingly decline.

In addition, benefits of the U.S.-Bermuda income tax treaty which may limit any such tax to income attributable to a permanent establishment maintained by Renaissance Reinsurance, DaVinci, Glencoe, RIHL, RIMCO or Top Layer Re in the U.S. are only available to any of Renaissance Reinsurance, DaVinci, Glencoe, RIHL, RIMCO or Top Layer Re if more than 50% of its shares are beneficially owned, directly or indirectly, by individuals who are Bermuda residents or U.S. citizens or residents. Renaissance Reinsurance, DaVinci, Glencoe, RIHL, RIMCO or Top Layer Re may not be able to continually satisfy such beneficial ownership test or be able to establish it to the satisfaction of the IRS. Finally, it should be noted that it is unclear whether the income tax treaty (assuming satisfaction of the beneficial ownership test) applies to income other than premium income, such as investment income.

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

Renaissance Reinsurance, DaVinci and Top Layer Re are not licensed or admitted in any jurisdiction except Bermuda. Renaissance Reinsurance, Glencoe, DaVinci and Top Layer Re each conduct business only from their principal offices in Bermuda and do not maintain an office in the U.S. The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and various states within the U.S. If our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., we could face inquiries or challenges to the future operations of these companies.

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

A decline in our investment performance could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy.

We derive a significant portion of our income from our invested assets, in amounts which have increased in recent years driven by factors including the increased size of our invested assets. As a result, our financial results increasingly depend on the performance of our investment portfolio, which contains, among other things, fixed maturity securities, such as bonds and mortgage-backed securities. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

As our invested assets have grown substantially in recent years and have come to effect a comparably greater contribution to our financial results, a failure to successfully execute our investment strategy could have a material adverse effect on our overall results. In the event of a significant or total loss in our investment portfolio, the Company’s ability to pay any claims promptly in accordance with our strategy could be adversely affected.

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

In recent years we have allocated a portion of our portfolio to other investments which have different risk characteristics than our traditional fixed maturity securities and short term investment portfolios. These other investments include private equity partnerships, hedge fund investments, a fund that invests in senior secured bank loans, a European high yield credit fund and catastrophe bonds. Also included in other investments are investments in a medium term note, representing an interest in a pool of European fixed income securities, a non-U.S. dollar convertible fund and miscellaneous other investments. The performance of these other investments had a positive impact on the performance of our investment portfolio from 2005 through 2007, and accordingly if we decreased our relative allocation to these investments it could reduce the returns on our portfolio, adversely affecting our overall profitability.

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

We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to sell our reinsurance and insurance products is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. Any further equity or debt financing, if available at all, may be on terms that are unfavorable to us. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions, and applicable legal issues.

If we are not able to obtain adequate capital if and when needed, our business, results of operation and financial condition would be adversely affected.

The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2007, we had an aggregate of $452.0 million of indebtedness outstanding, consisting of $100.0 million of 5.875% Senior Notes due 2013, $150.0 million of 7.0% Senior Notes due 2008, a $200.0 million bank loan incurred and fully drawn by our consolidated subsidiary, DaVinciRe, and $2.0 million outstanding on a revolving credit facility used in our weather trading activities.

Our insurance and reinsurance subsidiaries maintain letter of credit facilities in connection with their insurance and reinsurance business. The largest of these is a secured letter of credit facility established under a reimbursement agreement entered into by certain of our subsidiaries and affiliates. The obligations of each of our subsidiaries and affiliates party to the reimbursement agreement are secured by redeemable preference shares of RIHL. Such subsidiaries and affiliates have the option to, and under certain circumstances may be required to, post alternative forms of collateral. The facility currently is in the amount of $1.4 billion. We have the right, subject to certain conditions, to increase the size of the facility to $1.8 billion. At February 12, 2008, the aggregate face amount of letters of credit outstanding under the reimbursement agreement with effective dates on or before December 31, 2007 was $997.6 million and total letters of credit outstanding under all facilities was $1,041.5 million. In addition, we maintain a committed revolving credit facility, currently in the amount of $500.0 million. We have the right, subject to certain conditions, to increase the size of the facility to $600.0 million. No advances were outstanding under this facility at December 31, 2007.

The agreements covering our indebtedness, particularly our bank loans, contain covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These agreements also require us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facilities could declare a default and demand immediate repayment of all amounts owed to them, cancel their commitments to lend or issue letters of credit, or both, and require us to pledge additional or a different type of collateral.

By July 2008, we are obligated to repay in full the $150.0 million of outstanding principal of our 7.0% Senior Notes due 2008. We may not succeed in refinancing this obligation on terms as attractive to us or at all, particularly in light of the current dislocation in the global credit markets. While we currently have sufficient cash to repay the 7.0% Senior Notes in full, we could be adversely impacted if we are unable to obtain debt financing in the future in amounts or on terms as attractive to us as in the past.

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

Some provisions of our Amended and Restated Bye-Laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. The primary purpose of this restriction is to reduce the likelihood that we will be deemed a “controlled foreign corporation” within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, this limit may also have the effect of deterring purchases of large blocks of common shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests.

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

Developments in the sub-prime mortgage securities market could adversely affect the Company’s financial results.

Credit markets and sub-prime residential mortgage markets, particularly in the U.S. but also worldwide, have recently experienced severe dislocations and liquidity disruptions (See “Item 1. Business – Investments – Exposure to Sub-Prime”). These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage backed securities, asset backed securities and collateralized debt obligations, but also with credit and financial markets as a whole. These developments have the potential to adversely affect the Company, including in the following ways:

•

Our casualty clash book of business, within the specialty unit of our Reinsurance segment, has exposure to sub-prime losses through the D&O and E&O market, for which our current estimate of these losses at December 31, 2007 is $60.0 million. It is possible our current reserve is not sufficient to cover our existing exposures, or that new developments will give rise to additional exposures we have not currently identified.

•

Our surety book of our specialty reinsurance portfolio is also exposed to risks relating to a decrease in home demand, which could lead to delays and defaults in projects, although we currently do not believe we have sub-prime related losses within this book of business.

•

The Company’s investment in ChannelRe has been adversely affected by ChannelRe’s direct exposure to sub-prime mortgages in its reinsurance portfolio. ChannelRe has also guaranteed certain collateralized debt obligations that include sub-prime mortgage collateral.

•

The Company’s investment in Aladdin may be adversely affected by Aladdin’s direct exposure to sub-prime through credit derivatives and credit protection on fixed income securities. Aladdin’s business is to accept exposure to credit markets and thus its results of operations, and our equity pick-up, will fluctuate significantly based on credit markets.

•

While our investment guidelines and/or standing orders prohibit our fixed income investment managers from investing in securities supported by sub-prime collateral, require that all securitized assets in our portfolio of fixed maturity investments available for sale and short term investments be AAA rated, and prohibit investments in CDOs, CLOs and home equity loans as well fixed income investments where the credit rating is backed by a financial guaranty company, it is possible that one or more of our managers has breached our guidelines, or that our guidelines have not been sufficient to mitigate all of the risks that may arise out of the developments arising from the sub-prime dislocation. With respect to our hedge fund investments, our hedge fund managers independently direct and control the underlying investments of such funds managers, and it is possible we may be more exposed than we have estimated, or that such exposure may increase in future periods. Within our private equity portfolio we have exposure to sub-prime through underlying portfolio investments, such as financial institutions, which have been impacted by sub-prime, although we estimate that these underlying portfolio investments are immaterial to our private equity portfolio as a whole. While our current positions in sub-prime within our portfolio of fixed maturity investments available for sale is $nil, and we believe our exposure within our hedge fund and private equity portfolio is limited, we may amend our investment guidelines in future periods and/or may elect to assume exposure to this and other more risky asset classes if we believe we are being paid appropriately to assume this additional risk.

•	The Company’s ability to raise capital or refinance existing credit facilities on favorable terms in the future could be adversely affected by disruptions in the credit and financial markets.

See “Business – Exposure to Sub-Prime”.

Acquisitions or strategic investments that we made or may make could turn out to be unsuccessful.

As part of our strategy, we frequently monitor and analyze opportunities to acquire or make a strategic investment in new or other businesses that will not detract from our core Reinsurance and Individual Risk operations. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs. Any failure by us to effectively limit such risks or implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO OUR INDUSTRY

The reinsurance business is historically cyclical and the pricing and terms for our products may decline, which could affect our profitability.

The reinsurance and insurance industries have historically been cyclical, characterized by periods of decreasing prices followed by periods of increasing prices. Reinsurers have experienced significant fluctuations in their results of operations due to numerous factors, including the frequency and severity of catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries. For example, in the past couple of years, recent factors such as the increase of capital in our industry since the 2005 catastrophic events and the Florida legislation described above, have helped create a softening market where pricing has decreased in certain lines and become less attractive.

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

We expect premium rates and other terms and conditions of trade to vary in the future. If demand for our products falls or the supply of competing capacity rises, we, due in part to our disciplined approach to underwriting, might expect our growth to be adversely affected, and our profitability could be affected as well. In particular, we might lose existing customers or decline business, which we might not regain when industry conditions improve.

In addition, a substantial amount of capital has entered the insurance and reinsurance markets both through investments in established companies and through start-up ventures as described above. Hedge funds and investment banks have been increasingly active in the reinsurance market and markets for related risks. Generally, we expect this trend to increase over time. It is possible that such new or alternative capital in or affecting the market could cause further reductions in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would plan to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings.

Heightened scrutiny of issues and practices in the insurance industry may adversely affect our business.

We believe that the SEC, the Office of the Attorney General of the State of New York (the “NYAG”), the United States Attorney’s Office for the Southern District of New York, and other government authorities are continuing to scrutinize and investigate a number of issues and practices within the insurance industry. For example, in 2007, state officials from jurisdictions including Florida, Ohio, Connecticut and Texas initiated new complaints or announced settled actions relating to issues including allegations of bid-rigging, collusion, allocation of customers and other improper conduct. We have not been named in any such action or proceeding. However, it is possible such scrutiny could expand to include us in the future, and it is also possible that these investigations or related regulatory developments will mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business.

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

The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based reinsurers. Many of our competitors have greater financial, marketing and management resources than we do. Market participants continue to raise and accumulate new capital, thereby strengthening their ability to compete. In addition, alternative sources of competitive capital, including hedge funds and investment banks, are increasing the overall capacity in the industry. Increased capacity levels in our industry generally have led to increased competition, and decreased prices for our products.

We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including Ace, Everest Re, IPC, Partner Re, Transatlantic, Validus and XL along with other relatively new Bermuda reinsurers with whom we compete, such as Allied World, Arch, Axis, Endurance, Montpelier Re and Platinum. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as AIG, Berkshire, Munich Re Group and Swiss Re. As our business evolves over time we expect our competitors to change as well. Following hurricane Katrina in August 2005, a significant number of new reinsurance companies were formed in Bermuda which have resulted in new competition, which may well continue in subsequent periods. There has been substantial new capital contributed to these new Bermuda-based reinsurance enterprises. In addition, we believe existing reinsurance companies raised significant new capital subsequent to hurricane Katrina to rebuild their capital position and to capitalize on new opportunities. Also, hedge funds and investment banks have shown an increasing interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products, such as catastrophe bonds and other cat-linked securities. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or of existing companies that may be planning to raise additional capital.

We also continue to experience a degree of competition from alternative products of capital market participants that are intended to compete with reinsurance products and which could impact the demand for traditional catastrophe reinsurance. We believe activity in this sector has recently increased and may continue to increase. We cannot predict what effect any of these developments may have on our businesses.

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

Recent or future legislation may decrease the demand for our property catastrophe reinsurance products in Florida and adversely affect our business and results of operations.

In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A (the “Bill”), which increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida currently provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expanded the ability of Citizens, a state-sponsored entity, to compete with private insurance and reinsurance companies, such as ours, by, for example, authorizing Citizens to write multi-peril policies in high-risk account coverage areas. Moreover, the legislation mandated the reduction of Citizens’ in force rates by an average of 23%, repealed a 56% rate increase that was to be effective March 1, 2007, and froze any additional rate increases for the remainder of 2007. Also, Citizens’ premium rates are no longer required to be non-competitive with the voluntary, private market and are no longer required to be based on the highest rate offered by the top 20 insurers in a given area. In sum, the legislation reduced the role of the private markets in providing support for Florida-based risks, a market in which we have established substantial market share.

While we have sought and intend to continue to seek to utilize our strong relationships, record of superior service and financial strength to mitigate the impact of the legislation, we believe CS/HB-1A caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2007 as compared to 2006. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the Bill may have had a disproportionate adverse impact on us compared to other market participants. While proposals have been introduced in Florida to reduce the expansion of the FHCF introduced in 2007, there can be no assurance that any such legislation will be passed, or that additional legislation reducing the size of the private markets relating to Florida will not be enacted.

It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the Florida precedent, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of the FHCF, which could lead either to a severe dislocation or the necessity of Federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.

Other political, regulatory and industry initiatives could adversely affect our business.

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

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target, such as the legislation enacted in Florida in early 2007 described above;

•	require our participation in industry pools and guaranty associations;

•	expand the scope of coverage under existing policies for matters such as hurricanes Katrina, Rita and Wilma, and the New Orleans flood, or such as a pandemic flu outbreak;

•	increasingly mandate the terms of insurance and reinsurance policies; or

•	disproportionately benefit the companies of one country over those of another.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments.

We are incorporated in Bermuda and are therefore subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including imposition of tax liability or increased regulatory supervision or change in regulation. In addition, we are subject to changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the United States and in various states within the United States. We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda’s position in respect of its regulatory initiatives, which could adversely impact us commercially.

The Organization for Economic Cooperation and Development (“OECD”) and the European Union are considering measures that might increase our taxes and reduce our net income.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and November 2005 via a “Global Forum,” Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Regulatory regimes and changes to accounting rules may adversely impact financial results irrespective of business operations.

Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC and the Financial Accounting Standards Board, or “FASB,” are considering whether GAAP will ultimately be replaced by or harmonized with International Financial Reporting Standards (“IFRS”). It is also possible that the adoption of IFRS would be extended to U.S. issuers on either an optional or mandatory basis. Any such change could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. For example, IFRS is considering adopting an accounting standard that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, current exit value, which is considered to be closely related to fair value. We cannot currently assess how the FASB and SEC staff’s ultimate resolution of these initiatives will impact us, including as respects our loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until final guidance is issued, we intend to apply existing GAAP. There can be no certainty, however, that the SEC or the FASB will not require us to modify our current principles, either on a going-forward basis or for prior periods. Any required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

GLOSSARY OF SELECTED INSURANCE AND REINSURANCE TERMS

Accident year	Year of occurrence of a loss. Claim payments and reserves for claims and claim expenses are allocated to the year in which the loss occurred for losses occurring contracts and in the year the loss was reported for claims made contracts.

Acquisition expenses	The aggregate expenses incurred by a company acquiring new business, including commissions, underwriting expenses, premium taxes and administrative expenses.

Additional case reserves	Additional case reserves represent management’s estimate of reserves for claims and claim expenses that are allocated to specific contracts, less paid and reported losses by the client.

Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Backup premiums written	The premiums written for additional reinsurance coverage purchased after a series of catastrophic events has exhausted or significantly reduced the initial and reinstatement limits available under the original coverages purchased.

Bordereau	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.

Bound	A (re)insurance policy is considered bound, and the (re)insurer responsible for the risks of the policy, when both parties agree to the terms and conditions set forth in the policy.

Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance or reinsurance	Insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting there from. Also referred to as liability insurance.

Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess of loss reinsurance	A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a “catastrophe.”

Catastrophe-linked securities; cat-linked securities	Cat-linked securities are generally privately placed fixed income securities where all or a portion of the repayment of the principal is linked to catastrophic events. This includes securities where the repayment is linked to the occurrence and/or size of, for example, one or more hurricanes or earthquakes, or other industry losses associated with these catastrophic events.

Cede; cedant; ceding company	When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company.”

Claim	Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for losses incurred from an insured peril or event.

Claims made contracts	Contracts that cover claims for losses occurring during a specified period that are reported during the term of the contract.

Claims and claim expense ratio, net	The ratio of net claims and claim expenses to net premiums earned determined in accordance with either SAP or GAAP.

Claim reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, additional case reserves and “IBNR” reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio	The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Decadal	Refers to events occurring over a 10-year period, such as an oscillation whose period is roughly 10 years.

Deemed inuring

reinsurance	A designation of other reinsurances which are first applied pursuant to the terms of the reinsurance agreement to reduce the loss subject to a particular reinsurance agreement. If the other reinsurances are to be disregarded as respects loss to that particular agreement, they are said to inure only to the benefit of the reinsured.

Earned premium	(1) That part of the premium applicable to the expired part of the policy period, including the short-rate premium on cancellation, the entire premium on the amount of loss paid under some contracts, and the entire premium on the contract on the expiration of the policy, which is recognized as income during the period.

(2) That portion of the reinsurance premium calculated on a monthly, quarterly or annual basis which is to be retained by the reinsurer and recognized as income in the period should their cession be canceled.

(3) When a premium is paid in advance for a certain time, the company is said to “earn” the premium as the time advances. For example, a policy written for three years and paid for in advance would be one-third earned at the end of the first year.

Excess and surplus lines reinsurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often substandard as respects adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

Excess of loss	Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention.” Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

Exclusions	Those risk, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Frequency	The number of claims occurring during a given coverage period.

Generally Accepted Accounting Principles in the United States	Also referred to as GAAP. Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (“IBNR”)	Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g. fire, allied lines, homeowners and surety, among others.

Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependant on the terms of the policy.

Losses occurring contracts	Contracts that cover claims arising from loss events that occur during the term of the reinsurance contract, although not necessarily reported during the term of the contract.

Loss ratio	Net claims incurred expressed as a percentage of net earned premiums.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Net claims and claim expenses	The expenses of settling claims net of recoveries, including legal and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses) plus losses incurred with respect to net claims.

Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.

No claims bonus	A reduction of premiums assumed or ceded if no claims have been made within a specified period.

Non-proportional reinsurance	See “Excess of loss.”

Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term “hazard” is more frequently used.

Premiums; written, earned and unearned	The amount charged during the term on policies and contracts issued, renewed or reinsured by an insurance company or reinsurance company. Written premium is premium registered on the books of an issuer or reinsurer at the time a policy is issued and paid for. Unearned premium is premium for a future exposure period. Earned premium is written premium minus unearned premium for an individual policy.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Property per risk treaty reinsurance	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

Proportional reinsurance	A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro-rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor. See also “Quota Share Reinsurance” and “Surplus Share Reinsurance.”

Quota share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each insurance being reinsured and shares all premiums and losses according with the reinsured. See also “Proportional Reinsurance” and “Surplus Share Reinsurance.”

Reinstatement premium	The premium charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence.

Reinsurance	An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Retention	The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocessional reinsurance; Retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Risk excess of loss reinsurance	A form of excess of loss reinsurance that covers a loss of the reinsured on a single “risk” in excess of its retention level of the type reinsured, rather than to aggregate losses for all covered risks, as does catastrophe excess of loss reinsurance. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk.

Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.

Risks attaching contracts	Contracts that cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract.

Specialty lines	Lines of insurance and reinsurance that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.

Statutory accounting principles (“SAP”)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by Bermuda and/or the U.S. state insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

Stop loss	A form of reinsurance under which the reinsurer pays some or all of a cedant’s aggregate retained losses in excess of a predetermined dollar amount or in excess of a percentage of premium.

Submission	An unprocessed application for (i) insurance coverage forwarded to a primary insurer by a prospective policyholder or by a broker on behalf of such prospective policyholder, (ii) reinsurance coverage forwarded to a reinsurer by a prospective ceding insurer or by a broker or intermediary on behalf of such prospective ceding insurer or (iii) retrocessional coverage forwarded to a retrocessionaire by a prospective ceding reinsurer or by a broker or intermediary on behalf of such prospective ceding reinsurer.

Surplus share reinsurance	A form of pro-rata reinsurance (proportional) indemnifying the ceding company against loss to the extent of the surplus insurance liability ceded, on a share basis similar to quota share. See also “Proportional Reinsurance” and “Quota Share Reinsurance.”

Total managed cat premium	The total catastrophe reinsurance premiums written on a gross basis by our managed catastrophe joint ventures as well as by our wholly owned subsidiaries.

Treaty	A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting capacity	The maximum amount that an insurance company can underwrite. The limit is generally determined by a company’s retained earnings and investment capital. Reinsurance serves to increase a company’s underwriting capacity by reducing its exposure from particular risks.

Underwriting expense ratio	The ratio of the sum of the acquisition expenses and operational expenses to net premiums earned, determined in accordance with GAAP.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premium	The portion of premiums written representing the unexpired portions of the policies or contracts that the insurer or reinsurer has on its books as of a certain date.

ITEM  2.     PROPERTIES

We lease office space in Bermuda, which houses our executive offices and operations for both our Reinsurance and Individual Risk segments. In addition, our Individual Risk segment leases a number of offices in the U.S.; Stonington leases office space in Addison, Texas, and our other U.S. based subsidiaries currently lease office space in Raleigh, North Carolina; Houston, Texas; Stamford, Connecticut; Newport, Rhode Island; and Chicago, Illinois. Our Reinsurance segment also leases office space in Dublin, Ireland. While we believe that for the foreseeable future our current office space is sufficient for us to conduct our operations, as we anticipate additional growth in our businesses, it is likely that we will need to expand into additional facilities to accommodate this growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

ITEM  3.     LEGAL PROCEEDINGS

We received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also related to our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, we understand that certain of our customers or reinsurers were asked to provide or have provided documents and information in the framework of the ongoing industry-wide investigations with respect to contracts to which we are a party.

On February 6, 2007, we announced that the SEC had accepted our offer of settlement to the SEC to resolve the SEC’s investigation. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. Pursuant to the settlement, we consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. In accordance with the terms of the settlement agreement, we retained an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. While we will strive to fully comply with the settlement agreement with the SEC, it is possible we will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or any such perception that we have failed to comply, could adversely affect us, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York (the “Court”) against James N. Stanard, our former Chairman and Chief Executive Officer, Martin J. Merritt, our former controller, and Michael W. Cash, a former officer of RenaissanceRe, charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeking permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company.

In October 2006, Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that permanently enjoins him from violating or aiding or abetting future violations of the federal securities laws, bars him from serving as an officer or director of a public company, and defers the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. In November 2007, Mr. Cash, without admitting or denying the allegations in the SEC’s complaint, consented to a final consent judgment that permanently enjoins him from violating the antifraud and internal controls provisions of the federal securities laws and from aiding and abetting violations of the record-keeping and reporting provisions;

requires him to pay a civil penalty of $130,000; and bars him from serving as an officer or director of a public company for five years.

Based on publicly available court records, the civil litigation between the SEC and Mr. Stanard, to which we are not a party, is scheduled to go to trial in September 2008. This ongoing matter could give rise to additional costs, distractions, or impacts to our reputation. It is possible that the ongoing investigation into our former officers could give rise to additional investigations or proceedings being commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil. While we intend to continue to cooperate with the ongoing investigations, we are unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on our business, including as to our senior management team.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of us. In December 2005, these actions were consolidated and, in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired our publicly traded securities between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint, which was amended in December 2006, named as defendants, in addition to us, certain of our former officers (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleged that we and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about its business and financial condition in, among other things, SEC filings and public statements.

On April 13, 2007, we executed a Stipulation of Settlement in which we agreed to settle the claims alleged in the Consolidated Amended Complaint, as amended. Pursuant to the terms of the stipulation, we did not make any admission of liability, and we continue to deny any and all liability in connection with the allegations of the Consolidated Amended Complaint, as amended. After hearing the plaintiff’s motion for final approval of the settlement on January 11, 2008, the Court granted final approval of the settlement on January 18, 2008 and determined that the settlement was fair, reasonable and adequate and that the claims against the Company and other defendants should be dismissed with prejudice. An order and final judgment approving the settlement was entered by the court on January 30, 2008. The total amount to be paid in settlement of the claims is $13.5 million. A portion of this amount is expected to be offset by insurance recoveries. These amounts have been provided for in our financial statements. The settlement provides for the full release of all parties, including us and certain of our present and former directors and officers, including without limitation the defendants who were named in the suits.

Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, we believe that no individual, normal course litigation or arbitration to which we are presently a party is likely to have a material adverse effect on its financial condition, business or operations.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares began publicly trading on June 27, 1995. The New York Stock Exchange symbol of our common shares is “RNR.” The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading:

	Price Range of Common Shares
Period	High	Low
2007
First Quarter	$60.69	$49.35
Second Quarter	62.39	49.52
Third Quarter	66.53	52.58
Fourth Quarter	66.75	55.02

2006
First Quarter	$48.90	$41.09
Second Quarter	49.50	40.56
Third Quarter	56.30	46.56
Fourth Quarter	61.14	53.95

On February 12, 2008, the last reported sale price for our common shares was $53.54 per share. At February 12, 2008, there were 203 holders of record of our common shares.

PERFORMANCE GRAPH

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P/C”), for the five-year period commencing January 1, 2003 and ending December 31, 2007, assuming $100 was invested on January 1, 2003. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2003 through December 31, 2007. As depicted in the graph below, during this period, the cumulative return was (1) 64.3% on our common shares; (2) 82.8% for the S&P 500 Composite Stock Price Index; and (3) 57.4% for the S&P Property-Casualty Industry Stock Price Index.

DIVIDEND POLICY

Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the eleven years since our initial public offering. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.22 per share during 2007 with dividend record dates of March 15, June 15, September 14 and December 14, 2007. The Board of Directors declared regular quarterly dividends of $0.21 per share during 2006 with dividend record dates of March 15, June 15, September 15 and December 15, 2006. On February 20, 2008, the Board of Directors announced an increased dividend of $0.23 per common share, with a record date of March 14, 2008. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 15, 2007, the Company announced an increase to the Company’s authorized share repurchase program to $500.0 million. The table below details the repurchases that were made under the program during the three months ended December 31, 2007, and also includes purchases representing withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$489.2
October 1 – 31, 2007	2,690	$61.16	2,690	$61.16	—	$—	—
November 1 – 30, 2007	1,964,334	$57.08	12,534	$58.27	1,951,800	$57.07	(111.4)
December 1 – 31, 2007	9,344	$57.92	444	$58.90	8,900	$57.87	(0.5)

Total	1,976,368	$57.09	15,668	$58.79	1,960,700	$57.07	$377.3

Shares repurchased under the repurchase program were effected in open market transactions, most of which were pursuant to a trading plan adopted by the Company under Rule 10b5-1. The plan expired on February 6, 2008. Subsequent to December 31, 2007 and through February 12, 2008, the Company repurchased an additional 3.2 million shares at an aggregate cost of $186.4 million and at an average share price of $57.46. At February 12, 2008, $190.9 million remained available for repurchase under the Company’s share repurchase program. In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. See Note 10 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase program.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2007. This historical financial information was prepared in accordance with GAAP. The consolidated statement of operations data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the balance sheet data at December 31, 2007, 2006, 2005, 2004 and 2003 were derived from our consolidated financial statements. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,	2007	2006	2005	2004	2003
(in thousands, except share and per share data and percentages)

Statement of Operations Data:
Gross premiums written	$1,809,637	$1,943,647	$1,809,128	$1,544,157	$1,382,209
Net premiums written	1,435,335	1,529,620	1,543,287	1,349,287	1,154,776
Net premiums earned	1,424,369	1,529,777	1,402,709	1,338,227	1,118,525
Net investment income	402,463	318,106	217,252	162,722	129,542
Net realized gains (losses) on sales of investments	1,293	(34,464)	(6,962)	23,442	80,504
Net claims and claim expenses incurred	479,274	446,230	1,635,656	1,096,299	369,181
Acquisition costs	254,930	280,697	237,594	244,930	194,140
Operational expenses	110,464	109,586	85,838	56,361	67,397
Underwriting income (loss)	579,701	693,264	(556,379)	(59,363)	487,807
Income (loss) before taxes and change in accounting principle	594,004	798,045	(246,763)	168,245	624,775
Net income (loss) available (attributable) to common shareholders	569,575	761,635	(281,413)	133,108	605,992
Earnings (loss) per common share – diluted (1)	7.93	10.57	(3.99)	1.85	8.53
Dividends per common share	0.88	0.84	0.80	0.76	0.60
Weighted average common shares outstanding – diluted	71,825	72,073	70,592	71,774	71,002
Return on average common equity	20.9%	36.3%	(13.6%)	6.2%	33.8%
Combined ratio	59.3%	54.7%	139.7%	104.4%	56.4%

At December 31,	2007	2006	2005	2004	2003

Balance Sheet Data:
Total investments	$6,634,348	$6,342,805	$5,291,153	$4,826,249	$4,159,081
Total assets	8,286,355	7,769,026	6,871,261	5,526,318	4,729,702
Reserve for claims and claim expenses	2,028,496	2,098,155	2,614,551	1,459,398	977,892
Reserve for unearned premiums	563,336	578,424	501,744	365,335	349,824
Debt	451,951	450,000	500,000	350,000	350,000
Subordinated obligation to capital trust	—	103,093	103,093	103,093	103,093
Preferred shares	650,000	800,000	500,000	500,000	250,000
Total shareholders’ equity attributable to common shareholders	2,827,503	2,480,497	1,753,840	2,144,042	2,084,643
Total shareholders’ equity	3,477,503	3,280,497	2,253,840	2,644,042	2,334,643
Common shares outstanding	68,920	72,140	71,523	71,029	70,399

Book value per common share	$41.03	$34.38	$24.52	$30.19	$29.61
Accumulated dividends	7.00	6.12	5.28	4.48	3.72

Book value per common share plus accumulated dividends	$48.03	$40.50	$29.80	$34.67	$33.33

Change in book value per common share plus accumulated dividends	18.6%	35.9%	(14.0%)	4.0%	36.1%

(1)	Earnings (loss) per common share – diluted was calculated by dividing net income (loss) available (attributable) to common shareholders by the number of weighted average common shares and common share equivalents outstanding. Common share equivalents are calculated on the basis of the treasury stock method. In accordance with FAS 128, diluted earnings per share calculations use weighted average common shares outstanding – basic, when in a net loss position.

Years ended December 31,	2007	2006	2005	2004	2003
(in thousands, except ratios)

Segment Information:

Reinsurance
Gross premiums written (1)	$1,290,420	$1,321,163	$1,202,975	$1,084,896	$956,257
Net premiums written	1,024,493	1,039,103	1,024,010	930,946	792,022
Underwriting income (loss)	528,659	636,236	(461,540)	46,389	455,777

Net claims and claim expense ratio	25.2%	15.2%	132.2%	79.0%	25.9%
Underwriting expense ratio	19.6%	19.3%	16.5%	16.1%	18.0%

Combined ratio	44.8%	34.5%	148.7%	95.1%	43.9%

Individual Risk
Gross premiums written	$556,594	$689,392	$651,430	$478,092	$446,724
Net premiums written	410,842	490,517	519,277	418,341	362,754
Underwriting income (loss)	51,042	57,028	(94,839)	(105,752)	32,030

Net claims and claim expense ratio	51.0%	53.5%	84.1%	89.0%	51.7%
Underwriting expense ratio	38.1%	36.3%	36.7%	37.9%	37.8%

Combined ratio	89.1%	89.8%	120.8%	126.9%	89.5%

Total
Gross premiums written	$1,809,637	$1,943,647	$1,809,128	$1,544,157	$1,382,209
Net premiums written	1,435,335	1,529,620	1,543,287	1,349,287	1,154,776
Underwriting income (loss)	579,701	693,264	(556,379)	(59,363)	487,807

Net claims and claim expense ratio	33.6%	29.2%	116.6%	81.9%	33.0%
Underwriting expense ratio	25.7%	25.5%	23.1%	22.5%	23.4%

Combined ratio	59.3%	54.7%	139.7%	104.4%	56.4%

(1)	Includes $37.4 million, $66.9 million, $45.3 million, $18.8 million and $20.8 million of premium assumed from our Individual Risk segment in the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2007 compared with the years ended December 31, 2006 and 2005. The following also includes a discussion of our liquidity and capital resources at December 31, 2007. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

OVERVIEW

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance. Through our operating subsidiaries, we seek to obtain a portfolio of reinsurance, insurance and financial risks in each of our businesses that are significantly better than the market average and produce an attractive return on equity. We accomplish this by taking advantage of market dislocations, and leveraging our core capabilities of risk assessment and information management. Overall, our strategy focuses on superior risk selection, capital management, marketing and joint ventures. We provide value to our clients and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure in the past.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio in 2007 included various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, catastrophe-exposed personal lines property, certain casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Through Ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re, DaVinci and Starbound II; 2) strategic investments in other market participants, such as our investments in ChannelRe and Platinum, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; 3) weather-related activities such as fee-based consulting services, research and development and loss and mitigation activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, ChannelRe, Starbound II, Tower Hill, Platinum and our weather-related activities are included in the Other category of our segment results.

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

Our Individual Risk business is primarily produced through three distribution channels: 1) program managers – where we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) quota share reinsurance – where we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back- office and support functions; and 3) brokers – where we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyds, which write on an admitted basis. As noted above, in our Individual Risk business, we substantially rely on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Specialty Services, which conducts initial due diligence as well as ongoing monitoring.

New Business

In addition to the potential growth of our existing reinsurance and insurance businesses, from time to time we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate opportunities to grow our business by utilizing our skills, capabilities, proprietary technology and relationships to expand into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our current portfolio of risks.

In evaluating potential new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core Reinsurance and Individual Risk operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

Claims and Claim Expense Reserves

General Description

We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves (“additional case reserves”) which represent our estimates for claims previously reported to us which we believe may not be adequately reserved as of that date, and adding estimates for the anticipated cost of claims incurred but not yet reported to us (“IBNR”).

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2007 and 2006:

At December 31, 2007	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Property catastrophe reinsurance	$275,436	$287,201	$204,487	$767,124
Specialty reinsurance	109,567	93,280	448,756	651,603

Total Reinsurance	385,003	380,481	653,243	1,418,727
Individual Risk	237,747	10,359	361,663	609,769

Total	$622,750	$390,840	$1,014,906	$2,028,496

At December 31, 2006
(in thousands)

Property catastrophe reinsurance	$366,337	$282,544	$226,579	$875,460
Specialty reinsurance	104,010	77,315	412,466	593,791

Total Reinsurance	470,347	359,859	639,045	1,469,251
Individual Risk	272,119	15,611	341,174	628,904

Total	$742,466	$375,470	$980,219	$2,098,155

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2007, 2006 and 2005, changes to prior year estimated claims reserves increased our net income by $233.2 million, increased our net income by $136.6 million and reduced our net loss by $241.5 million, respectively.

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

Our claims and claim expense reserves are reviewed annually by an external actuarial firm. The actuarial firm performs this work for the purpose of issuing an actuarial opinion on the reasonableness of the claims and claim expense reserves for each of the Company’s insurance subsidiaries. The actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its conclusions with management and presents its findings to the Audit Committee of the Board of Directors of the Company. Although we do not explicitly rely on the work performed by the actuarial firm for estimating our reserves for claims and claim expenses, we compare our recorded claims and claim expense reserves to those estimated by the actuarial firm to determine whether our estimates are within the actuarial firm’s reasonable range of estimates. To date, our estimates of claims and claim expense reserves have been within the actuarial firm’s reasonable range of estimates.

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

Included in our results for 2007 are $157.5 million of net claims and claim expenses from Kyrill and the U.K. flood losses which occurred in 2007, as well as $60.0 million in estimated losses associated with exposure to sub-prime related casualty losses. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. In addition, the sub-prime related casualty net claims and claim expenses are based on underlying liability contracts which are considered “long-tail” business, and will therefore take many years before the actual losses are known and reported, which increases the uncertainty with respect to the estimate for ultimate losses for this event. The net claims and claim expenses from Kyrill, the U.K. floods and sub-prime related casualty losses are all attributable to the Company’s Reinsurance segment.

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

Coverage can also vary from “all property” perils to limited coverage on selected perils, such as “earthquake only” coverage. We also enter into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedants. This coverage is generally in the form of excess of loss retrocessional contracts and may cover all perils and exposures on a worldwide basis or be limited in scope to selected geographic areas, perils and/or exposures. The exposures we assume from retrocessional business can change within a contract term as the underwriters of a retrocedant may alter their book of business after the retrocessional coverage has been bound. We also offer dual trigger reinsurance contracts which require us to pay claims based on claims incurred by insurers and reinsurers in addition to the estimate of insured industry losses as reported by referenced statistical reporting agencies.

Our property catastrophe reinsurance business is generally characterized by loss events of low frequency and high severity. Initial reporting of paid and incurred claims in general, tends to be relatively prompt. We consider this business “short-tail” as compared to the reporting of claims for “long-tail” products, which tends to be slower. However, the timing of claims payment and reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary insurance companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes, earthquakes or terrorism); the geographic area involved; post-event inflation which may cause the cost to repair damaged property to increase significantly from current estimates, or for property claims to remain open for a longer period of time, due to limitations on the supply of building materials, labor and other resources; and the quality of each client’s claims management and reserving practices. Management’s judgments regarding these factors are reflected in our claims reserve estimates.

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

Because the events from which claims arise under policies written by our property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, we are often able to use independent reports as part of our loss reserve estimation process. We also review catastrophe bulletins published by various statistical reporting agencies to assist us in determining the size of the industry loss, although these reports may not be available for some time after an event. In addition to the loss information and estimates communicated by cedants and brokers, we also use industry information which we gather and retain in our REMS© modeling system. The information stored in our REMS© modeling system enables us to analyze each of our policies in relation to a loss and compare our estimate of the loss with those reported by our policyholders. The REMS© modeling system also allows us to compare and analyze individual losses reported by policyholders affected by the same loss event. Although the REMS© modeling system assists with the analysis of the underlying loss and provides us with the information and ability to perform increased analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims and the unique characteristics of each loss.

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

In general, our property catastrophe reinsurance reserves for our more recent reinsured catastrophic events are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our property catastrophe reinsurance claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As seen in the Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis table below, 63.3% of our inception to date claims and claim expenses in our property catastrophe reinsurance unit were incurred in the 2004 and 2005 accident years, due principally to the losses from hurricanes Charley, Frances, Ivan, Jeanne, Katrina, Rita and Wilma. Due to the size and complexity of the losses in these accident years, there still remains significant uncertainty as to the ultimate settlement costs associated with these accident years.

Within our property catastrophe reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, and reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods. This process is judgmental in that it involves reviewing changes in paid and reported losses each period and adjusting our estimates of the ultimate expected losses for each event if there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2007, 2006 and 2005, changes to our prior year estimated claims reserves in our property catastrophe reinsurance unit increased our net income by $93.1 million, decreased our net income by $13.9 million and reduced our net loss by $61.8 million, respectively.

Actual Results vs. Initial Estimates

The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our property catastrophe reinsurance unit. As discussed above, the key assumption in estimating reserves for our property catastrophe reinsurance unit is our estimate of ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2005, 2006 and 2007, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2007 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2007 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries. It also does not consider the impact of loss related premium or DaVinciRe minority interest.

Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages) Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) of Current Ultimate	Claims and Claim Expense Reserves as of December 31, 2007	% of Claims and Claim Expenses Unpaid as of December 31, 2007
		2005	2006	2007
1994	$100,816	$137,402	$137,623	$137,491	$(36,675)	(36.4)%	$2,931	2.1%
1995	72,561	64,251	64,236	64,234	8,327	11.5	520	0.8
1996	67,671	46,030	45,955	45,868	21,803	32.2	7	—
1997	43,050	7,217	7,213	7,200	35,850	83.3	—	—
1998	129,171	154,969	154,943	154,797	(25,626)	(19.8)	3,644	2.4
1999	267,981	214,803	215,420	209,540	58,441	21.8	14,111	6.7
2000	54,600	19,709	19,334	19,118	35,482	65.0	854	4.5
2001	257,285	226,920	226,261	225,486	31,799	12.4	36,495	16.2
2002	155,573	78,699	75,967	74,589	80,984	52.1	11,913	16.0
2003	126,312	85,316	79,099	77,042	49,270	39.0	11,026	14.3
2004	762,392	868,148	857,537	851,586	(89,194)	(11.7)	66,170	7.8
2005	1,473,974	1,473,974	1,501,226	1,461,140	12,834	0.9	360,182	24.7
2006	121,754	—	121,754	77,093	44,661	36.7	21,515	27.9
2007	245,892	—	—	245,892	—	—	237,756	96.7

	$3,879,032	$3,377,438	$3,506,568	$3,651,076	$227,956	6.3%	$767,124	21.0%

As quantified in the table above, since the inception of the Company in 1993 we have experienced $228.0 million of cumulative favorable development on the run-off of our gross reserves within our property catastrophe reinsurance unit. This represents 6.3% of our inception to date gross claims and claim expenses of $3.7 billion and is calculated based on our estimates of claims and claim expense reserves as of December 31, 2007, compared to our initial estimates of ultimate claims and claim expenses, as of the end of each accident year. As described above, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe excess of loss reinsurance contracts, we have experienced development, both favorable and unfavorable, in any given accident year in amounts that exceed our inception to date percentage of 6.3%. For example, our 1997 accident year developed favorably by $35.9 million, which is 83.3% better than our initial estimates of claims and claim expenses for the 1997 accident year as estimated as of December 31, 1997, while our 1994 accident year developed unfavorably by $36.7 million, or 36.4%. On a net basis our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, and minority interest for changes in claims and claim expenses that impact DaVinciRe, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.

The percentage of claims unpaid at December 31, 2007 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. As seen above, claims and claim expenses for the 2004 accident year have to date been paid quickly compared to prior accident years. This is due to the fact that hurricanes Charley, Frances, Ivan and Jeanne which occurred in 2004 have been rapid claims paying events. This is driven in part by the mix of our business in Florida, which primarily includes property catastrophe excess of loss reinsurance for personal lines property coverage, rather than commercial property coverage or retrocessional coverage, and the speed of the settlement and payment of claims by our underlying cedants. In contrast, our 2001 accident year, which includes losses from the events of September 11, 2001, and our 2005 accident year, which includes significant losses from hurricane Katrina, includes a higher mix of commercial business where the underlying claims of our cedants tend to be settled and paid more slowly. In addition, claims from our underlying cedants for the 2001 and 2005 accident years are subject to more complex coverage and legal matters due to the complexity of the catastrophic events taking place in those years.

Sensitivity Analysis

The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2007 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events within our property catastrophe reinsurance business unit. The reasonably likely changes are based on an historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claim reserves age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or DaVinciRe minority interest.

Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses as of December 31, 2007	$ Impact of Change in Ultimate Claims and Claim Expenses as of December 31, 2007	% Impact of Change in Ultimate Claims and Claim Expenses as of December 31, 2007	% Impact of Change on Net Income for the Year Ended December 31, 2007	% Impact of Change on Shareholders’ Equity as of December 31, 2007
Higher	$3,910,393	$259,317	7.1%	(45.5%)	(7.5%)
Recorded	$3,651,076	$—	—	—	—
Lower	$3,391,759	$(259,317)	(7.1%)	45.5%	7.5%

We believe the changes we made to our estimated ultimate claims and claim expenses represent reasonably likely outcomes. While we believe these are reasonably likely outcomes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, the sensitivity analysis only reflects reasonably likely changes in our underlying assumptions. It is possible that our estimated ultimate claims and claim expenses could be significantly higher or lower than the sensitivity analysis described above. For example, we could be liable for events for which we have not estimated claims and claim expenses or for exposures we do not currently believe are covered under our policies. These changes could result in significantly larger changes to our estimated ultimate claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.

Specialty Reinsurance

Within our specialty reinsurance business unit we write a number of reinsurance lines such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, property per risk, catastrophe exposed personal lines property and other specialty lines of reinsurance, which we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide some proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis. We expanded our specialty reinsurance business in 2002 and have increased our presence in the specialty reinsurance market since that time.

Our specialty reinsurance business can generally be characterized as providing coverage for low frequency and high severity losses, similar to our property catastrophe reinsurance business. As with our property catastrophe reinsurance business, our specialty reinsurance contracts frequently provide coverage for relatively large limits or exposures. As a result of the foregoing, our specialty reinsurance business is subject to significant claims volatility. In periods of low claims frequency or severity, our results will generally be favorably impacted while in periods of high claims frequency or severity our results will generally be negatively impacted.

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

When initially developing our reserving techniques for our specialty reinsurance coverages, we considered estimating reserves utilizing several actuarial techniques such as paid and incurred development methods. We elected to use the Bornhuetter-Ferguson actuarial technique because this method is appropriate for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that losses are not paid or reported, and it assumes that past experience is not fully representative of the future. As the Company’s reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. We reevaluate our actuarial reserving techniques on a periodic basis.

The utilization of the Bornhuetter-Ferguson actuarial technique requires us to estimate an expected ultimate claims and claim expense ratio and select an expected loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios and expected loss reporting patterns by reviewing industry standards and adjusting these standards based upon the terms of the coverages we offer. The estimated expected claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. Our estimate of IBNR is the product of the premium we have earned, the initial expected ultimate claims and claim expense ratio and the percentage of estimated unreported losses. In addition, certain of our specialty reinsurance coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occur, following a process that is similar to our property catastrophe reinsurance unit described above.

Within our specialty reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Typically, our quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing our overall experience by underwriting year and in the aggregate. We monitor our expected ultimate claims and claim expense ratios and expected loss reporting assumptions on a quarterly basis and compare them to our actual experience. These actuarial assumptions are generally reviewed annually, based on input from our actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage we provide, changes in industry standards, as well as our actual experience, to the extent we have enough data to rely on our own experience. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2007, 2006 and 2005, changes to our prior year estimated claims reserves in our specialty reinsurance unit increased our net income by $101.3 million, increased our net income by $139.2 million and reduced our net loss by $169.6 million, respectively.

Actual Results vs. Initial Estimates

The Actual vs. Initial Estimated Ultimate Claims and Claim Expense Ratio table below summarizes our key actuarial assumptions in reserving for our specialty reinsurance business. As noted above, the key actuarial assumptions include the estimated ultimate claims and claim expense ratios and the estimated loss reporting patterns. The table shows our initial estimates of the ultimate claims and claim expense ratio by underwriting year. The table shows how our initial estimates of these ratios have developed over time, with the re-estimated ratios reflecting a combination of the amount and timing of paid and reported losses compared to our initial estimates. The initial estimate is based on the actuarial assumptions that were in place at the end of that year. A decrease in the ultimate claims and claim expense ratio implies that our current estimates are lower than our initial estimates while an increase in the ultimate claims and claim expense ratio implies that our current estimates are higher than our initial estimates. The result would be a corresponding favorable impact on shareholders’ equity and net income or a corresponding unfavorable impact on shareholders’ equity and net income, respectively. The table also shows how our initial estimated ultimate claims and claim expense ratios have changed from one underwriting year to the next. The table below reflects a summary of the weighted average assumptions for all classes of business written within our specialty reinsurance unit. The table is presented on a gross loss basis and therefore does not include the benefit of reinsurance recoveries or loss related premium.

Actual vs. Initial Estimated Specialty Reinsurance Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate as of
		December 31, 2005	December 31, 2006	December 31, 2007
2002	77.2%	32.6%	29.7%	24.4%
2003	76.8	35.4	31.1	28.5
2004	78.2	63.8	58.7	49.8
2005	78.2	72.0	55.4	49.3
2006	76.6	—	57.6	59.5
2007	62.9	—	—	91.9

The table above shows that our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our specialty reinsurance unit have stayed relatively constant between 76.6% and 78.2% from 2002 and 2006. This reflects the fact that management has not made significant changes to its initial estimates of expected ultimate claims and claim expense ratios from one underwriting year to the next. The principal reason for the modest changes from one underwriting year to the next is that the mix of business has changed. For example, the mix of business for the 2006 underwriting year has a lower initial expected ultimate claims and claim expense ratio than in prior years as it is more heavily weighted to business that is expected to produce a lower level of losses. The decrease in the initial estimated expected ultimate claims and claim expense ratio from 2006 to 2007 reflects assumption changes made for certain classes of business where our experience, and the industry experience in general, has been better than expected and, as a result, we decreased our initial estimated ultimate claims and claim expense ratio for these classes of business.

As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios have decreased significantly from the initial estimates for the 2002 through 2005 underwriting years. This was principally due to our 2005 reserve review, discussed below. During our 2005 reserve review, we further segmented the specialty business with the aim of grouping risks into more homogeneous categories which respond to the evolution of actual exposures. This became possible as the volume of this business increased over the three preceding years. This further segmentation required the selection of loss reporting patterns to be applied to these new groups. We also updated our assumptions for our original loss reporting patterns based on a combination of new industry information and actual experience accumulated over the three preceding years. The assumptions for the new loss reporting patterns were applied to all prior underwriting years. In addition, we made explicit allowances for commuted contracts whereas previously these were considered in the overall reserving assumptions. We also reviewed substantially all of our case reserves and additional case reserves. The result of the foregoing was a decrease in our specialty reinsurance re-estimated ultimate claims and claim expense reserves in 2005. Subsequent to this reserve review, the specialty book of business has generally continued to perform better than expected. This includes favorable development within the 2006 underwriting year as actual paid and reported losses during 2006 have been less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this year. However, there is no assurance that this trend will continue in the future. For example, the 2007 underwriting year has performed worse than expected and our current estimates are significantly higher than our initial estimates. This is due in part to the losses associated with sub-prime exposure in our casualty clash line of business. As noted above, our specialty reinsurance business is characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long term trends or industry standards may imply.

As noted above, some of our specialty reinsurance contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the events which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2002 to 2007 principally include hurricanes Katrina, Rita and Wilma, which occurred in 2005. Our estimate of ultimate net claims and claim expenses from hurricanes Katrina, Rita and Wilma within our specialty reinsurance unit, net of reinsurance recoveries and assumed and ceded loss related premium, totaled $98.8 million, $77.1 million and $73.1 million as of December 31, 2005, 2006 and 2007, respectively.

Sensitivity Analysis

The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2007 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2007 claims and claim expense reserves within our specialty reinsurance business unit. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or DaVinciRe minority interest.

Specialty Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages) Estimated Ultimate Claims and Claim Expense Ratio	Estimated Loss Reporting Pattern	$ Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2007	% Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2007	% Impact of Change in Net Income for the Year Ended December 31, 2007	% Impact of Change in Shareholders’ Equity as of December 31, 2007
Increase expected claims and claim expense ratio by 25%	Slower reporting	$218,950	33.6%	(38.4%)	(6.3%)
Increase expected claims and claim expense ratio by 25%	Expected reporting	112,189	17.2%	(19.7%)	(3.2%)
Increase expected claims and claim expense ratio by 25%	Faster reporting	(10,078)	(1.5%)	1.8%	0.3%
Expected claims and claim expense ratio	Slower reporting	85,409	13.1%	(15.0%)	(2.5%)
Expected claims and claim expense ratio	Expected reporting	—	—	—	—
Expected claims and claim expense ratio	Faster reporting	(97,814)	(15.0%)	17.2%	2.8%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(48,132)	(7.4%)	8.5%	1.4%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(112,189)	(17.2%)	19.7%	3.2%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(185,549)	(28.5%)	32.6%	5.3%

We believe that ultimate claims and claim expense ratios 25.0% above or below our estimated assumptions constitute reasonably likely changes. In addition, we believe that the adjustments that we made to speed up or slow down our estimated loss reporting patterns are reasonably likely changes. While we believe these are reasonably likely changes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, we caution the reader that the above sensitivity analysis only reflects reasonably likely changes. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events which we have not estimated reserves for or for exposures we do not currently think are covered under our contracts. These changes could result in significantly larger changes to reserves for claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.

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

We use the Bornhuetter-Ferguson actuarial technique to estimate claims and claim expenses within our Individual Risk segment. The comments discussed above relating to our reserving techniques and processes for our specialty reinsurance unit also apply to our Individual Risk segment. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our property catastrophe reinsurance unit described above.

During the twelve months ended December 31, 2007, 2006 and 2005, changes to our prior year estimated claims reserves in our Individual Risk unit increased our net income by $38.8 million, increased our net income by $11.3 million and reduced our net loss by $10.1 million, respectively.

Actual Results vs. Initial Estimates

The Actual vs. Initial Estimated Ultimate Claims and Claim Expense Ratio table below summarizes our key actuarial assumptions in reserving for our Individual Risk segment. As noted above, the key actuarial assumptions include the estimated ultimate claims and claim expense ratios and the estimated loss reporting patterns. The table shows our initial estimates of the ultimate claims and claim expense ratios by accident year. The table shows how our initial estimates of these ratios have developed over time with the re-estimated ratios reflecting a combination of the amount and timing of paid and reported losses compared to our initial estimates. The initial estimate is based on the actuarial assumptions that were in place at the end of that year. A decrease in the ultimate claims and claim expense ratio implies that our current estimates are lower than our initial estimates while an increase in the ultimate claims and claim expense ratio implies that our current estimates are higher than our initial estimates. The result would be a corresponding favorable impact on shareholders’ equity and net income or a corresponding unfavorable impact on shareholders’ equity and net income, respectively. The table also shows how our initial estimated ultimate claims and claim expense ratios have changed from one accident year to the next. The table below reflects a summary of the weighted average assumptions for all classes of business written within our Individual Risk segment. The table is presented on a gross loss basis and therefore does not include the benefit of reinsurance recoveries or loss related premium.

Actual vs. Initial Estimated Individual Risk Segment Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Expected Ultimate Claims and Claim Expense Ratio
Accident Year	Initial Estimate	Re-estimate as of
		December 31, 2005	December 31, 2006	December 31, 2007
2003	55.3%	35.1%	38.2%	38.0%
2004	59.2	47.4	48.9	48.1
2005	51.9	56.5	49.5	49.1
2006	55.8	—	54.1	51.8
2007	55.9	—	—	50.9

The table above shows that our initial estimated ultimate claims and claim expense ratios for attritional losses for each new accident year within our Individual Risk segment have stayed relatively constant at between 51.9% and 59.2% over the last five years. This reflects the fact that management has not made significant changes to its estimated initial expected ultimate claims and claim expense ratio from one period to the next. The principal reason for the changes from one year to the next is that the mix of business has changed. As each accident year has developed, our re-estimated ultimate claims and claim expense ratios have generally been reduced. This reflects the impact of actual experience in our Individual Risk business where actual paid and reported losses to date for attritional losses are less than originally expected. As described above, under the Bornhuetter-Ferguson actuarial technique less weight is placed on initial estimates and more weight is placed on actual experience as our claims and claim expense reserves age.

As noted above, some of our Individual Risk contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the event which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2002 to 2007 principally include hurricanes Charley, Frances, Ivan, Jeanne, Katrina, Rita and Wilma, which occurred in 2004 and 2005. Our ultimate net claims and claim expenses from these events within our Individual Risk segment, net of reinsurance recoveries and assumed and ceded loss related premium, for the 2004 accident year totaled $158.3 million, $182.3 million, $184.6 million and $185.8 million as of December 31, 2004, 2005, 2006 and 2007. Our ultimate net claims and claim expenses from these events within our Individual Risk segment, net of reinsurance recoveries and assumed and ceded loss related premium, for the 2005 accident year totaled $140.1 million, $135.0 million and $131.6 million, as of December 31, 2005, 2006 and 2007.

Sensitivity Analysis

The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2007 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2007 claims and claim expense reserves within our Individual Risk segment. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries or loss related premium and is before tax.

Individual Risk Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages) Estimated Ultimate Claims and Claim Expense Ratio	Estimated Loss Reporting Pattern	$ Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2007	% Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2007	% Impact of Change in Net Income for the Year Ended December 31, 2007	% Impact of Change in Shareholders’ Equity as of December 31, 2007
Increase expected claims and claim expense ratio by 10%	Slower reporting	$127,892	21.0%	(22.5%)	(3.7%)
Increase expected claims and claim expense ratio by 10%	Expected reporting	36,167	5.9%	(6.3%)	(1.0%)
Increase expected claims and claim expense ratio by 10%	Faster reporting	(39,949)	(6.6%)	7.0%	1.1%
Expected claims and claim expense ratio	Slower reporting	84,478	13.9%	(14.8%)	(2.4%)
Expected claims and claim expense ratio	Expected reporting	—	—	—	—
Expected claims and claim expense ratio	Faster reporting	(69,196)	(11.3%)	12.1%	2.0%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	4,071	6.7%	(0.7%)	(0.1%)
Decrease expected claims and claim expense ratio by 10%	Expected reporting	(36,167)	(5.9%)	6.3%	1.0%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	(98,443)	(16.1%)	17.3%	2.8%

We believe that ultimate claims and claim expense ratios 10.0% above or below our estimated assumptions constitute reasonably likely changes. In addition, we believe that the adjustments that we made to speed up or slow down our estimated loss reporting patterns are reasonably likely changes. While we believe these are reasonably likely changes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, we caution the reader that the above sensitivity analysis only reflects reasonably likely changes. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events which we have not estimated reserves for or for exposures we do not currently think are covered under our contracts. These changes could result in significantly larger changes to our reserves for claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.

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

The estimate of losses recoverable can be more subjective than estimating the underlying claims and claim expense reserves as discussed under the heading “Claims and Claim Expense Reserves” above. In particular, losses recoverable may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and other factors. Losses recoverable on dual trigger reinsurance contracts require us to estimate our ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured losses for the industry as a whole that will be reported by the applicable statistical reporting agency, as per the contract terms. In addition, the level of our additional case reserves and IBNR reserves has a significant impact on losses recoverable. These factors can impact the amount and timing of the losses recoverable to be recorded.

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

We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. The valuation allowance recorded against losses recoverable was $8.9 million at December 31, 2007 (2006 – $21.9 million), with the decrease principally driven by the payment of claims in 2007 as well as the write-off of balances previously provided for in the valuation allowance. The reinsurers with the three largest balances accounted for 19.5%, 17.7% and 10.0%, respectively, of our losses recoverable balance at December 31, 2007 (2006 – 24.5%, 12.7% and 6.4%, respectively). The three largest company-specific components of the valuation allowance represented 39.4%, 22.5% and 10.5% of our total valuation allowance at December 31, 2007 (2006 – 14.8%, 13.2% and 8.6%).

Fair Value Measurements

The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses, is pervasive within our financial statements, and is a critical accounting policy and estimate for us. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. We recognize the change in unrealized gains and losses arising from changes in fair value in our statements of operation, with the exception of changes in unrealized gains and losses on our fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity. We do not apply hedge accounting.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets (“Level I”) and the lowest priority being unobservable data (“Level III”). Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. While FAS 157 was not effective for us until January 1, 2008, we believe that the categorization of our financial assets and liabilities measured at fair value into the FAS 157 hierarchy is a useful way to highlight the level of management judgment involved in determining fair value. The following table summarizes all of our assets and liabilities measured at fair value as of December 31, 2007 by FAS 157 hierarchy:

At December 31, 2007	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)

Assets
Fixed maturity investments available for sale	$3,914,363	$767,785	$3,141,578	$5,000
Short term investments	1,821,549	—	1,821,549	—
Other investments	807,864	—	432,583	375,281
Other secured assets	90,488	—	90,488	—
Other assets	62,656	7,809	33,074	21,773

	$6,696,920	$775,594	$5,519,272	$402,054

Liabilities
Other liabilities	$33,821	$300	$3,122	$30,399

Fair values determined by Level 1 inputs utilize unadjusted quoted prices available to the Company from active markets for identical assets or liabilities. The fair value is determined by multiplying the quoted price by the quantity held by us (P x Q). Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals, broker quotes and certain pricing indices. Level 3 inputs are based on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In these cases, significant management assumptions can be used to establish management’s best estimate of the assumptions used by other market participants in determining the fair value of the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement of the asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and program managers, together with historical experience and judgment. Total premiums written estimated in our Individual Risk business at December 31, 2007, 2006 and 2005 were $6.5 million, $16.2 million and $57.9 million, respectively, and total estimated premiums earned were $0.9 million, $6.8 million and $10.9 million, respectively. Total earned commissions estimated at December 31, 2007, 2006 and 2005 were $0.2 million, $3.4 million and $4.8 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date such subsequent adjustments have not been material.

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

Income Taxes

Income taxes have been provided in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), on those operations which are subject to income tax. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, foreign tax credits, deferred policy acquisition costs, net operating loss carryforwards, goodwill and other intangible assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

At December 31, 2007, our net deferred tax asset and valuation allowance were $18.7 million (2006 – $nil) and $3.1 million (2006 – $28.9 million), respectively (see Note 14 of the consolidated financial statements for more information). At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction. In 2007 and 2006, we generated taxable income in our U.S. tax-paying subsidiaries which was offset by the utilization of a net operating loss carryforward. During 2007, our valuation allowance was reassessed and we now believe that it is more likely than not that we will continue to generate taxable income in our U.S. tax-paying subsidiaries and therefore be able to recover a substantial portion of our net deferred tax asset. As a result, we reduced our valuation allowance from $28.9 million at December 31, 2006 to $3.1 million at

December 31, 2007, resulting in a corresponding increase to net income and resulting in the negative income tax provision in 2007. As a result, we expect our consolidated effective tax rate to increase in the future, as our U.S. operations expand. Projections of future taxable income incorporate several assumptions of future business and operations that are likely to differ from actual experience.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 became effective for us on January 1, 2007. The Company had no unrecognized tax benefits upon adoption of FIN 48 and has no unrecognized tax benefits as of December 31, 2007. Tax years ending December 31, 2004 through December 31, 2006 are open for examination by the Internal Revenue Service.

SUMMARY OF RESULTS OF OPERATIONS FOR 2007, 2006 AND 2005

Summary Overview

Year ended December 31,	2007	2006	2005
(in thousands, except per share amounts and ratios)

Highlights

Gross premiums written	$1,809,637	$1,943,647	$1,809,128
Net premiums written	1,435,335	1,529,620	1,543,287
Net premiums earned	1,424,369	1,529,777	1,402,709
Net claims and claim expenses incurred	479,274	446,230	1,635,656
Underwriting income (loss)	579,701	693,264	(556,379)
Net investment income	402,463	318,106	217,252
Net realized gains (losses) on investments	1,293	(34,464)	(6,962)
Net income (loss) available (attributable) to common shareholders	569,575	761,635	(281,413)

Total assets	$8,286,355	$7,769,026	$6,871,261
Total shareholders’ equity	$3,477,503	$3,280,497	$2,253,840

Per share data

Net income (loss) available (attributable) to common shareholders per common share – diluted (1)	$7.93	$10.57	$(3.99)
Dividends per common share	$0.88	$0.84	$0.80

Book value per common share	$41.03	$34.38	$24.52
Accumulated dividends per common share	7.00	6.12	5.28

Book value per common share plus accumulated dividends	$48.03	$40.50	$29.80

Change in book value per common share plus accumulated dividends	18.6%	35.9%	(14.0%)

Key ratios

Net claims and claim expense ratio – current accident year	50.0%	38.1%	133.8%
Net claims and claim expense ratio – prior accident years	(16.4%)	(8.9%)	(17.2%)

Net claims and claim expense ratio – calendar year	33.6%	29.2%	116.6%
Underwriting expense ratio	25.7%	25.5%	23.1%

Combined ratio	59.3%	54.7%	139.7%

Return on average common equity	20.9%	36.3%	(13.6%)

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

We generated $569.6 million of net income available to common shareholders in 2007, compared to $761.6 million of net income available to common shareholders in 2006, which was the highest net income available to common shareholders that the Company has recorded since its inception, and a $281.4 million net loss attributable to common shareholders in 2005. As a result of our net income available to common shareholders in 2007, we generated a 20.9% return on average common equity and our book value per common share plus accumulated dividends increased to $48.03 at December 31, 2007, an increase of 18.6% from the amount at December 31, 2006. In 2006 and 2005, we generated returns (losses) on average common equity of 36.3% and (13.6%), respectively, and increased (decreased) our book value per common share plus accumulated dividends by 35.9% and (14.0%), respectively.

During 2007, the most significant events affecting our financial performance on a comparative basis to 2006 include:

•

Declining Premium Volume – a $105.4 million decrease in net premiums earned, due principally to a softening of premium rates in the property and casualty market which resulted in a $134.0 million, or 6.9% decrease, in the Company’s gross premiums written;

•

Higher Current Accident Year Claims – a $129.6 million increase in current accident year net claims and claims expenses, which was principally driven by $217.5 million of net claims and claim expenses from Kyrill, flooding in the U.K. and sub-prime related casualty losses in our Reinsurance segment and partially offset by a $32.6 million decrease in current accident year net claims and claim expenses within our Individual Risk segment as a result of lower premium volumes and therefore a lower level of attritional losses;

•

Prior Year Favorable Development – $233.2 million of favorable development on prior year reserves, an increase of $96.6 million from 2006, including $93.1 million attributable to our catastrophe unit driven by a reduction in ultimate losses in the 2006 and 2005 accident years, and $101.3 million and $38.8 million attributable to our specialty unit and Individual Risk segment, respectively, principally due to lower than expected claims emergence;

•

ChannelRe Losses – a $167.2 million loss as a result of the reduction in the Company’s carried value of ChannelRe to $nil due to estimated losses at ChannelRe which were driven by net unrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP; and

•

Higher Net Investment Income – an $84.4 million increase in net investment income, inclusive of a $39.8 million increase in net investment income from our other investments, due to higher average invested assets due to the generation of cash flow from operations during the last three years that has been invested in our investment portfolio, combined with higher average yields on our portfolio of fixed maturity investments available for sale, short term investments and other investments.

The three most significant items impacting our 2006 financial performance on a comparative basis to 2005 include:

•

Higher Premium Volume – an increase in our net premiums earned, principally due to growth in gross premiums written in our catastrophe reinsurance unit where we found pricing and terms more favorable in 2006 compared with 2005 and we chose to write more business in that unit in 2006;

•

Declining Claims – a significant decrease in net claims and claim expenses as a result of light insured catastrophe loss activity for 2006; our net claims and claims expenses were significantly impacted by hurricanes Katrina, Rita and Wilma in 2005, and losses of that magnitude did not occur in 2006; and

•

Higher Net Investment Income – a significant increase in net investment income due to higher average invested assets due to the generation of cash flow from operations during the last three years that have been invested in our investment portfolio, combined with higher average yields on our portfolio of fixed maturity investments available for sale and short term investments.

Our 2005 financial performance was negatively impacted by hurricanes Katrina, Rita and Wilma, which occurred in the third and fourth quarters of 2005 and resulted in an $891.9 million net negative impact. Our 2005 financial performance was also impacted by $53.0 million of expenses related to our internal review and ongoing investigations into the Company and certain of its present and former executive officers by governmental authorities, including severance and other costs relating to the 2005 departure of our former Chairman and Chief Executive Officer. In addition, 2005 was impacted by several other large natural catastrophes including hurricanes Dennis and Emily, European windstorm Erwin as well as flooding in several European cities. Total insured losses from the 2005 catastrophes are estimated to be the most costly on record for a single year. As one of the largest writers of property catastrophe reinsurance in the world, our financial results are negatively impacted, and materially so, when there are large insured catastrophe losses. Finally, our 2005 financial performance benefited by the $226.9 million net favorable impact as a result of our reserve reviews completed in 2005.

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

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the years ended December 31, 2007, 2006 and 2005:

Reinsurance segment overview

Year ended December 31,	2007	2006	2005
(in thousands)

Gross premiums written (1)	$1,290,420	$1,321,163	$1,202,975

Net premiums written	$1,024,493	$1,039,103	$1,024,010

Net premiums earned	957,661	972,017	947,389
Net claims and claim expenses incurred	241,118	148,052	1,252,644
Acquisition expenses	119,915	115,324	92,763
Operational expenses	67,969	72,405	63,522

Underwriting income (loss)	$528,659	$636,236	$(461,540)

Net claims and claim expenses incurred – current accident year	$435,495	$273,286	$1,483,981
Net claims and claim expenses incurred – prior accident years	(194,377)	(125,234)	(231,337)

Net claims and claim expenses incurred – total	$241,118	$148,052	$1,252,644

Net claims and claim expense ratio – current accident year	45.5%	28.1%	156.6%
Net claims and claim expense ratio – prior accident years	(20.3%)	(12.9%)	(24.4%)

Net claims and claim expense ratio – calendar year	25.2%	15.2%	132.2%
Underwriting expense ratio	19.6%	19.3%	16.5%

Combined ratio	44.8%	34.5%	148.7%

(1)	Includes gross premiums ceded from the Individual Risk segment to the Reinsurance segment of $37.4 million, $66.9 million and $45.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For 2007, our gross premiums written in our Reinsurance segment decreased by $30.7 million to $1,290.4 million primarily due to softening market conditions in 2007 where the pricing for property catastrophe reinsurance decreased from 2006. In addition, we believe that legislation passed in Florida in early 2007, expanding the size of its State-funded reinsurance and insurance facilities, caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in private industry property catastrophe gross premiums written in 2007 as compared to 2006. As discussed in more detail below, in 2007 we entered into a large transaction in our specialty reinsurance unit that resulted in $98.8 million of gross premium written. In the absence of this contract, the Company’s Reinsurance segment gross premiums written would have decreased further, compared to 2006. The Company does not currently expect this contract to renew in its existing form.

Gross premiums written in our Reinsurance segment increased by $118.2 million to $1,321.2 million in 2006, compared to 2005, primarily due to the favorable pricing and terms experienced during our 2006 catastrophe reinsurance renewals. The improved pricing and terms for our 2006 catastrophe reinsurance renewals was principally driven by a hardening property catastrophe reinsurance market following the large catastrophes occurring during 2005. In 2006, we also wrote $114.0 million of gross premiums on behalf of two new fully-collateralized joint ventures which were established to take advantage of the favorable pricing and terms discussed above. The increase in our catastrophe gross premiums written more than offset a significant decline in our specialty reinsurance premium in 2006.

For 2005, our gross premiums written in our Reinsurance segment increased by $118.1 million to $1,203.0 million. The 2005 increase consisted primarily of premiums written which we view as loss related and attributable to the large catastrophes occurring during 2005. This loss related premium, which includes reinstatement premiums written as a result of large catastrophes (hurricanes Katrina, Rita and Wilma), back-up reinsurance coverage provided to companies to replace reinsurance protection lost following a large catastrophe, and reinsurance coverage provided to a company to cover named hurricanes, totaled $153.4 million in 2005.

Gross Premiums Written by Geographic Region

The following is a summary of our gross reinsurance premiums written, excluding premiums assumed from our Individual Risk segment, allocated to the territory of coverage exposure:

Reinsurance segment gross premiums written
	2007		2006		2005
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Property catastrophe reinsurance
United States and Caribbean	$735,322	58.7%	$792,311	63.1%	$458,193	39.6%
Europe	111,702	8.9	73,500	5.9	105,796	9.1
Worldwide (excluding U.S) (1)	66,392	5.3	71,116	5.7	59,076	5.1
Worldwide	27,577	2.2	68,575	5.5	54,493	4.7
Australia and New Zealand	4,360	0.3	2,732	0.2	33,266	2.9
Other	20,374	1.6	23,972	1.9	19,472	1.7
Specialty reinsurance (2)	287,316	23.0	222,049	17.7	427,402	36.9

Total Reinsurance gross premiums written (3)	$1,253,043	100.0%	$1,254,255	100.0%	$1,157,698	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and worldwide risks.

(3)	Reinsurance segment gross premiums written excludes $37.4 million, $66.9 million and $45.3 million of premiums assumed from the Individual Risk segment in 2007, 2006 and 2005, respectively.

Our property catastrophe reinsurance gross premiums written continues to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Ceded Premiums Written

Year ended December 31,	2007	2006	2005
(in thousands)

Ceded premiums written – Reinsurance segment	$265,927	$282,060	$178,965

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

Ceded premiums written decreased by $16.1 million in 2007, primarily as a result of the Company’s decreased utilization of fully-collateralized joint ventures during 2007. In 2007, the Company assumed $59.4 million of catastrophe reinsurance premium which was fully ceded to its fully-collateralized joint ventures, primarily Starbound II, compared to 2006, where $114.0 million of assumed catastrophe reinsurance premium was fully ceded to Starbound Re and Tim Re. The decrease in premium ceded to fully-collateralized joint ventures was due to a decrease in demand for these vehicles in 2007 compared to 2006.

Ceded premiums written increased by $103.1 million in 2006 primarily as a result of the utilization in the 2006 U.S. hurricane season of two fully-collateralized joint ventures, Starbound Re and Tim Re, pursuant to which $114.0 million of assumed catastrophe reinsurance premium was fully ceded to those entities.

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

To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk; however, the buying of ceded reinsurance in our Reinsurance segment is opportunistic and is not based on placing a specific reinsurance program each year. In addition, in future periods we may utilize the growing market for cat-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverages attractive.

Reinsurance Segment Underwriting Results – In 2007, we generated underwriting income of $528.7 million and recorded a net claims and claim expense ratio of 25.2%, an expense ratio of 19.6%, and a combined ratio of 44.8%, compared to $636.2 million of underwriting income, a net claims and claim expense ratio of 15.2%, an expense ratio of 19.3% and a combined ratio of 34.5%, in 2006. The decrease in underwriting income in 2007 was principally driven by an increase in net claims and claims expenses which was principally driven by $217.5 million of net claims and claim expenses from Kyrill, the U.K. floods and sub-prime related casualty losses and partially offset by a $69.1 million increase in favorable development on prior year reserves. Hurricanes Katrina, Rita and Wilma resulted in $1,076.1 million of net claims and claim expenses in 2005 and added 113.6 percentage points to our net claims and claim expense ratio in

2005. There was an absence of large, land falling hurricanes and other catastrophes impacting the insurance industry in 2007 and 2006, which substantially contributed to the significant improvement in our underwriting profits in 2007 and 2006, compared to 2005.

Our underwriting results over the last three years have been, and may well continue to be, impacted by prior year reserve development. Our prior year reserves experienced $194.4 million, $125.2 million and $231.3 million of net favorable development in 2007, 2006 and 2005, respectively. The favorable prior year reserve development in 2007 was principally attributable to a reduction in our catastrophe unit ultimate losses related to the 2006 and 2005 accident years, combined with continued lower than expected claims emergence in our specialty unit. The favorable prior year reserve development in 2006 was principally driven by our specialty reinsurance unit. The reductions in reserves within our specialty reinsurance unit were principally driven by the application of our formulaic reserving methodology for this book of business with the reductions being due to actual paid and reported loss activity being better than what we anticipated when setting the initial IBNR reserves. In addition, within our specialty reinsurance unit, $46.0 million of the favorable development in 2006 was driven by a reduction in carried reserves due to commutations.

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

The following financial data shows the net financial statement impact on our Reinsurance segment as a result of the 2005 large hurricanes and reserve reviews:

Reinsurance segment net negative (positive) financial statement impact
Year ended December 31, 2005	Net claims and claim expenses		Other (1)	Minority interest	Total
	Ratio	Incurred
(in thousands, except percentages)

2005 hurricanes
Hurricane Katrina	53.2%	$504,278	$(20,405)	$(99,791)	$384,082
Hurricane Wilma	44.0%	416,862	(37,503)	(120,721)	258,638
Hurricane Rita	16.4%	154,945	(21,336)	(24,462)	109,147

Subtotal – 2005 hurricanes	113.6%	1,076,085	(79,244)	(244,974)	751,867

2005 reserve reviews
Catastrophe reserve review	(12.5%)	(118,202)	—	9,970	(108,232)
Specialty reserve review	(13.7%)	(129,925)	—	12,348	(117,577)

Subtotal – 2005 reserve reviews	(26.2%)	(248,127)	—	22,318	(225,809)

Net negative (positive) financial statement impact	87.4%	$827,958	$(79,244)	$(222,656)	$526,058

(1)	Other primarily consists of assumed and ceded earned reinstatement premiums and lost profit commissions.

Losses from our property catastrophe reinsurance and specialty reinsurance policies can be infrequent, but severe, as demonstrated by our 2005 results compared to 2006 and 2007. During periods with low levels of property catastrophe loss activity, such as 2006 and 2007, we have the potential to produce a low level of losses and a related increase in underwriting income. As described above, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors.

Given the magnitude of the hurricane losses from 2005 and due to delays in receiving claims data and the likelihood of receiving new or revised data from our counterparties, the estimates of hurricane losses and related recoveries are likely to change, perhaps materially. Changes in these estimates will be recorded in the periods in which they occur.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of the costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition expenses are driven by contract terms and are normally a set percentage of premiums and, accordingly, these costs will normally move in line with the fluctuation in gross premiums earned. In 2007, the acquisition expense ratio of 12.5% was slightly higher than the 11.9% recorded in 2006, driven mainly by higher acquisition costs on one large transaction in our specialty reinsurance unit. In 2005, the acquisition expense ratio was 9.8%. Operating expenses consist of salaries and other general and administrative expenses. Operating expenses decreased by $4.4 million to $68.0 million in 2007 when compared to 2006, principally due to the Company reviewing and updating its methodology for allocating certain operating expenses combined with an increase in fee income as discussed below. Our operating expense ratio may increase over time, as a result of factors including the absolute and comparative growth of our operating expenses, further refinements to internal expense allocations, and market trends and dynamics.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $29.5 million, $10.5 million and $21.1 million in 2007, 2006 and 2005, respectively and resulted in a corresponding decrease to the underwriting expense ratio of 3.1%, 1.1% and 2.2% for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment were $80.6 million, $55.4 million and $35.8 million for the years ending December 31, 2007, 2006 and 2005, respectively.

Catastrophe

Catastrophe overview

Year ended December 31,	2007	2006	2005
(in thousands, except percentages)

Property catastrophe gross premiums written
Renaissance	$662,987	$773,638	$573,393
DaVinci	340,117	325,476	202,180

Total property catastrophe gross premiums written (1)	$1,003,104	$1,099,114	$775,573

Net premiums written	$737,177	$817,054	$596,608

Net premiums earned	726,265	733,777	545,321
Net claims and claim expenses incurred	128,573	131,475	1,025,389
Acquisition expenses	77,089	82,936	47,620
Operational expenses	49,370	47,364	35,746

Underwriting income (loss)	$471,233	$472,002	$(563,434)

Net claims and claim expenses incurred – current accident year	$221,662	$117,528	$1,087,141
Net claims and claim expenses incurred – prior accident years	(93,089)	13,947	(61,752)

Net claims and claim expenses incurred – total	$128,573	$131,475	$1,025,389

Net claims and claim expense ratio – current accident year	30.5%	16.0%	199.3%
Net claims and claim expense ratio – prior accident years	(12.8%)	1.9%	(11.3%)

Net claims and claim expense ratio – calendar year	17.7%	17.9%	188.0%
Underwriting expense ratio	17.4%	17.8%	15.3%

Combined ratio	35.1%	35.7%	203.3%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $37.0 million, $64.6 million and $43.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Catastrophe Reinsurance Gross Premiums Written – Our catastrophe reinsurance gross premiums written decreased $96.0 million to $1,003.1 million in 2007, principally as a result of softening market conditions in 2007 where the pricing for property catastrophe reinsurance decreased from 2006. In addition, we believe that legislation passed in Florida in early 2007, expanding the size of its State-funded reinsurance and insurance facilities, caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in private industry property catastrophe gross premiums written in 2007 as compared to 2006. Excluding gross premiums written assumed from our Individual Risk segment, our catastrophe gross premiums written decreased $68.4 million, or 6.6%, in 2007 compared to 2006. Catastrophe reinsurance gross premiums written increased by $323.5 million to $1,099.1 million in 2006, compared to $775.6 million in 2005, primarily due to the favorable pricing and terms experienced on renewal business as a result of the large catastrophes occurring in 2005. During 2007, we wrote $59.4 million of gross premiums on behalf of Starbound II, a fully-collateralized joint venture, compared to 2006, when we wrote $114.0 million of gross premiums on behalf of two fully-collateralized joint ventures, Starbound Re and Tim Re, which were established to provide capacity to our clients and take advantage of the favorable pricing and terms discussed above. These premiums are fully ceded to the fully-collateralized joint ventures in return for a profit commission and expense override.

Our property catastrophe reinsurance gross premiums written continues to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Catastrophe Reinsurance Underwriting Results – In 2007, our catastrophe reinsurance underwriting results benefited from a low level of insured U.S. land falling hurricanes and were negatively impacted from losses associated with the U.K. flooding and Kyrill. We generated $471.2 million of underwriting income and recorded a net claims and claims expense ratio of 17.7%, underwriting expense ratio of 17.4% and combined ratio of 35.1%, compared to $472.0 million of underwriting income, a net claims and claims expense ratio of 17.9%, an underwriting expense ratio of 17.8% and a combined ratio of 35.7%, in 2006. Our 2007 accident year net claims and claim expenses of $221.7 million were $104.1 million higher than 2006, primarily as a result of losses related to the U.K. floods and Kyrill, in the amounts of $72.2 million and $85.2 million, respectively. Our 2006 underwriting results benefited by the low level of insured catastrophe losses in 2006, compared to 2005. In 2005, we incurred a $563.4 million underwriting loss and recorded a net claims and claims expense ratio of 188.0%, underwriting expense ratio of 15.3% and combined ratio of 203.3%. In 2005, hurricanes Katrina, Rita and Wilma resulted in $938.9 million of net claims and claim expenses. In addition, 2005 was also impacted by several other large natural catastrophes including hurricanes Dennis and Emily, European windstorm Erwin, as well as flooding in several European cities.

In 2007, we experienced $93.1 million of favorable development which improved our calendar year loss ratio by 12.8 percentage points, principally as a result of a reduction of ultimate losses for the 2006 and 2005 accident years, due to lower than expected reported claims. In 2006, we experienced $13.9 million of adverse development on prior year reserves, which increased our calendar year net claims and claims expenses ratio by 1.9 percentage points. The adverse development in our catastrophe reinsurance unit in 2005 was principally driven by an increase in our estimate of ultimate losses for a U.K. industrial property loss. This loss occurred at the end of 2005 and both the estimate of insured industry losses for the event and our estimate of our client’s losses from this event increased in 2006. In 2005, we experienced $61.8 million of favorable development on prior year reserves which improved our calendar year net claims and claims expenses ratio by 11.3 percentage points, principally as a result of our 2005 reserve review discussed above.

Specialty

Specialty overview

Year ended December 31,	2007	2006	2005
(in thousands, except percentages)

Specialty gross premiums written
Renaissance	$277,882	$198,111	$402,207
DaVinci	9,434	23,938	25,195

Total specialty gross premiums written (1)	$287,316	$222,049	$427,402

Net premiums written	$287,316	$222,049	$427,402

Net premiums earned	231,396	238,240	402,068
Net claims and claim expenses incurred	112,545	16,577	227,255
Acquisition expenses	42,826	32,388	45,143
Operational expenses	18,599	25,041	27,776

Underwriting income	$57,426	$164,234	$101,894

Net claims and claim expenses incurred – current accident year	$213,833	$155,758	$396,840
Net claims and claim expenses incurred – prior accident years	(101,288)	(139,181)	(169,585)

Net claims and claim expenses incurred – total	$112,545	$16,577	$227,255

Net claims and claim expense ratio – current accident year	92.4%	65.4%	98.7%
Net claims and claim expense ratio – prior accident years	(43.8%)	(58.4%)	(42.2%)

Net claims and claim expense ratio – calendar year	48.6%	7.0%	56.5%
Underwriting expense ratio	26.6%	24.1%	18.1%

Combined ratio	75.2%	31.1%	74.6%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Specialty unit of $0.4 million, $2.3 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Specialty Reinsurance Gross Premiums Written – Our specialty reinsurance gross premiums written increased by $65.3 million, or 29.4%, to $287.3 million in 2007, primarily due to one large transaction that resulted in $98.8 million of gross premiums written. In the absence of this contract, our specialty reinsurance gross premiums written would have declined in 2007, compared to 2006. The decrease in our specialty reinsurance gross premiums written in 2006 was due to several factors including the non-renewal of contracts due to clients in general retaining more risk, and our underwriters non-renewing certain programs where the pricing and terms deteriorated to a point where we no longer found the programs attractive enough for us to write. In addition, our 2006 specialty reinsurance gross premiums written were negatively impacted by $28.3 million of return premium on contracts that were commuted in 2006 which resulted in a corresponding decrease in gross premiums written. The increase in our specialty reinsurance gross premiums written for 2005 was primarily attributable to premiums written due to the large catastrophes occurring during that year. This loss related premium, which primarily includes reinstatement premiums written as a result of large catastrophes, totaled $38.4 million in 2005.

Specialty Reinsurance Underwriting Results – During 2007, our specialty reinsurance unit generated underwriting income of $57.4 million, a net claims and claim expense ratio of 48.6%, underwriting expense ratio of 26.6% and combined ratio of 75.2%, compared to $164.2 million of underwriting income, a net claims and claim expense ratio of 7.0%, an underwriting expense ratio of 24.1% and a combined ratio of 31.1%, in 2006. The decrease in underwriting income was primarily due to a higher level of loss activity in the 2007 accident year compared with 2006, specifically, $60.0 million of net claims and claim expenses as a result of sub-prime related casualty losses arising in our casualty clash book of business, which added 25.9 percentage points to our 2007 net claims and claim expense ratio. Our current accident year specialty net claims and claim expense ratio was 92.4%, 65.4% and 98.7% in 2007, 2006 and 2005, respectively. The high percentage in 2005 was driven by losses associated with the 2005 large hurricanes.

Our specialty reinsurance unit has experienced favorable development on prior year reserves of $101.3 million, $139.2 million and $169.6 million, in 2007, 2006 and 2005, respectively. The reductions in our prior year reserves in 2007 and 2006 were principally driven by the application of our formulaic reserving methodology used for this book of business with the decrease being due to actual paid and reported loss activity coming in better than what we anticipated when setting the initial reserve estimates. Our 2007 accident year was also favorably impacted by a reduction to our initial expected loss ratios for two lines of business. In addition, during 2006, our specialty reinsurance unit experienced $46.0 million of the favorable development, driven by a reduction in carried reserves due to commutations. In 2005, we completed a review of our specialty reinsurance reserves. As a result of this review, we reduced prior year reserves for our specialty reinsurance unit by $129.9 million, which reduced our 2005 net claims and claim expense ratio by 32.3 percentage points. After adjusting for the impact of minority interest, our 2005 net loss was reduced by $117.6 million as a result of the specialty reinsurance reserve review. The 2005 reserve review changes for our specialty reinsurance business were principally due to a reassessment of our estimated loss reporting patterns. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience. We cannot provide assurance that favorable reserve releases will continue, or that we will not experience unfavorable reserve development in the future.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for the years ended December 31, 2007, 2006 and 2005 for our Individual Risk segment:

Individual Risk segment overview

Year ended December 31,	2007	2006	2005
(in thousands, except percentages)

Gross premiums written	$556,594	$689,392	$651,430

Net premiums written	$410,842	$490,517	$519,277

Net premiums earned	$466,708	$557,760	$455,320
Net claims and claim expenses incurred	238,156	298,178	383,012
Acquisition expenses	135,015	165,373	144,831
Operational expenses	42,495	37,181	22,316

Underwriting income (loss)	$51,042	$57,028	$(94,839)

Net claims and claim expenses incurred – current accident year	$276,929	$309,502	$393,137
Net claims and claim expenses incurred – prior accident years	(38,773)	(11,324)	(10,125)

Net claims and claim expenses incurred – total	$238,156	$298,178	$383,012

Net claims and claim expense ratio – current accident year	59.3%	55.5%	86.3%
Net claims and claim expense ratio – prior accident years	(8.3%)	(2.0%)	(2.2%)

Net claims and claim expense ratio – calendar year	51.0%	53.5%	84.1%
Underwriting expense ratio	38.1%	36.3%	36.7%

Combined ratio	89.1%	89.8%	120.8%

Individual Risk Segment Gross Premiums Written – The following table shows our Individual Risk gross premiums written by major type of business for the years ended December 31, 2007, 2006 and 2005:

Year ended December 31,	2007		2006		2005
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Commercial multi–line	$341,150	61.3%	$358,987	52.1%	$316,553	48.6%
Commercial property	164,438	29.5	226,205	32.8	123,236	18.9
Personal lines property	51,006	9.2	104,200	15.1	211,641	32.5

Total Individual Risk gross premiums written	$556,594	100.0%	$689,392	100.0%	$651,430	100.0%

Our Individual Risk gross premiums written decreased by $132.8 million to $556.6 million in 2007, compared to 2006. Our Individual Risk segment’s commercial multi-line, commercial property and personal lines property lines of business all experienced declines in gross premiums written compared to the same period in 2006. The $61.8 million decrease in commercial property gross premiums written was due to the Company terminating one large commercial property quota share contract in the second quarter of 2007 combined with softening rates in the California earthquake commercial property market resulting in a decrease in business that met the Company’s return hurdles. In addition, the personal lines property gross premiums written experienced a $53.2 million decrease principally due to the Company’s decision last year to reduce its exposure to this market and redeploy its capacity within the property catastrophe excess of loss reinsurance market within the Company’s Reinsurance segment where the Company found pricing and terms more attractive. The increases in gross premiums written in 2006 was principally a result of an increase in business produced through our program managers as the Company established new program manager relationships in those years. Business produced through this distribution source has increased from 52.7% of our Individual Risk gross premiums written in 2005 to 63.2% in 2006 and 74.5% in 2007 as shown below.

Year ended December 31,	2007		2006		2005
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Program managers	$414,577	74.5%	$435,207	63.2%	$343,419	52.7%
Quota share reinsurance	139,952	25.1	238,066	34.5	273,734	42.0
Broker-produced business	2,065	0.4	16,119	2.3	34,277	5.3

Total Individual Risk gross premiums written	$556,594	100.0%	$689,392	100.0%	$651,430	100.0%

Ceded Premiums Written

Year ended December 31,	2007	2006	2005
(in thousands)

Ceded premiums written – Individual Risk segment (1)	$145,752	$198,875	$132,153

(1)	Includes $37.4 million, $66.9 million and $45.3 million of premium ceded to our Reinsurance segment in 2007, 2006 and 2005, respectively.

We purchase reinsurance to reduce our exposure to large losses and to help manage our portfolio of risks. Ceded premiums written in 2007 decreased by $53.1 million to $145.8 million, principally due to the termination of one program that was fully ceded in prior years. The increase in ceded premiums written in 2006 compared with 2005 was principally due to higher pricing for property catastrophe excess of loss reinsurance for the Individual Risk segment’s ceded reinsurance program and the purchase of reinsurance for a U.S. program relationship that terminated in 2006. Included in ceded premiums written in 2005 is $34.4 million of ceded reinstatement premiums written attributable to the 2005 hurricanes.

Individual Risk Segment Underwriting Results – For the year ended December 31, 2007, the Company’s Individual Risk segment generated $51.0 million of underwriting income and recorded a net claims and claim expense ratio of 51.0%, an expense ratio of 38.1% and a combined ratio of 89.1%, compared to $57.0 million of underwriting income, a net claims and claim expense ratio of 53.5%, an expense ratio of 36.3% and a combined ratio of 89.8%, in 2006. In 2007 and 2006, the Individual Risk current accident year net claims and claim expense ratios were positively impacted by the absence of large losses as a result of minimal catastrophe activity.

In 2005, our Individual Risk net claims and claim expense ratio was negatively impacted by hurricanes Katrina, Rita and Wilma which resulted in $103.5 million of net claims and claim expenses and added 22.7 percentage points to the Individual Risk net claims and claim expense ratio. In addition, the Individual Risk segment recorded an additional $34.4 million of ceded premiums earned attributable to the 2005 hurricanes, which negatively impacted the Individual Risk net claims and claim expense ratio by 6.0 percentage points and the expense ratio by 2.6 percentage points.

Our Individual Risk segment purchases catastrophe excess of loss reinsurance from our Reinsurance segment operating subsidiaries, namely Renaissance Reinsurance and DaVinci. Included in our Individual Risk underwriting result is $37.0 million, $64.6 million and $43.6 million of catastrophe excess of loss premiums ceded to the Reinsurance segment in 2007, 2006 and 2005, respectively. Also included in our Individual Risk underwriting result are ceded losses to our Reinsurance segment of $0.3 million, $8.6 million and $104.9 million in 2007, 2006 and 2005, respectively. Our Individual Risk segment underwriting result incurred an expense of $41.9 million in 2007, incurred an expense of $56.0 million in 2006 and generated a benefit of $60.6 million in 2005, respectively, as a result of this reinsurance with our Reinsurance segment. There was a corresponding opposite effect on our Reinsurance segment underwriting results as a result of this reinsurance. We believe the terms of such cessions are on an arm’s length basis.

Also impacting the underwriting result in 2007, 2006 and 2005 were reductions of prior years’ estimated ultimate net claims reserves of $38.8 million, $11.3 million and $10.1 million, respectively. The reduction in prior years’ estimated ultimate net claims reserves was principally driven by the application of our formulaic reserving methodology used for the Individual Risk book of business and is primarily due to actual paid and reported loss activity being better than what we had anticipated when estimating the initial ultimate claims and claims expense ratios and the initial loss reporting patterns. The favorable development in 2005 also includes a $1.1 million reduction of prior years’ reserves as a result of the 2005 reserve review.

The following financial data shows the net financial statement impact on our Individual Risk segment as a result of the 2005 large hurricanes and the 2005 reserve review.

Individual Risk segment net negative (positive) financial statement impact
	Net claims and claim expenses
Year ended December 31, 2005	Ratio	Incurred	Other (1)	Total
(in thousands, except percentages)

2005 hurricanes
Hurricane Katrina	9.8%	$44,701	$14,539	$59,240
Hurricane Wilma	7.4%	33,603	21,697	55,300
Hurricane Rita	5.5%	25,241	299	25,540

Subtotal – 2005 hurricanes	22.7%	103,545	36,535	140,080

2005 reserve review
Individual Risk reserve review	(0.2%)	(1,136)	—	(1,136)

Net negative financial statement impact	22.5%	$102,409	$36,535	$138,944

(1)	Other primarily consists of assumed and ceded earned reinstatement premiums and lost profit commissions.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of costs to acquire premiums and are comprised of fees and expenses paid to: 1) program managers, who source primary insurance premiums for us through specialized programs; 2) primary insurers, for whom we write quota share reinsurance; and 3) broker commissions and excise taxes paid to brokers, who source insurance for us on a risk-by-risk basis. Acquisition expenses are driven by contract terms and are generally determined based on a set percentage of premiums. Acquisition expenses as a percentage of net premiums earned have remained relatively consistent at 28.9%, 29.6% and 31.8% in 2007, 2006 and 2005, respectively. Operating expenses consist of compensation and other general and administrative expenses. Our Individual Risk business operates with a limited number of employees and, accordingly, we currently outsource much of the administration of our Individual Risk business to program managers and third-party administrators. Operating expenses in our Individual Risk segment increased by $5.3 million to $42.5 million in 2007 compared to $37.2 million in 2006, and $22.3 million in 2005, principally due to the growth in our business over the last several years which has resulted in an increase in operating expenses such as compensation, office expenses and related costs as well as an increase in allocated operating expenses.

Net Investment Income

Year ended December 31,	2007	2006	2005
(in thousands)

Fixed maturities	$176,785	$158,516	$127,001
Short term investments	118,483	92,818	34,831
Other investments	105,454	65,668	59,260
Cash and cash equivalents	11,026	8,552	2,477
Dividends on equity investments in reinsurance company	—	317	1,267

	411,748	325,871	224,836
Investment expenses	9,285	7,765	7,584

Net investment income	$402,463	$318,106	$217,252

Net investment income increased by $84.4 million to $402.5 million in 2007, compared to $318.1 million in 2006 and $217.3 million in 2005. The increase in net investment income in 2007 and 2006 was a result of both higher investment returns and an increasing level of average invested assets in 2007 and 2006, compared to 2005. The increase in invested assets is due to the positive cash flow generated from our operating activities which we generated in 2007 and 2006, and which we have deployed into our invested assets. Our other investments, which include hedge funds, private equity funds and other alternative investments, generated $105.5 million of net investment income in 2007 compared to $65.7 million in 2006. These investments are carried at fair value, with interest, dividend income and realized and unrealized gains (losses) included in net investment income. Net investment income has become an increasingly significant component of our net income. The recent reduction in the Federal Funds rate by the Board of Governors of the Federal Reserve Board and corresponding decline in interest rates will likely result in a decline in our net investment income in future periods.

Equity in (Losses) Earnings of Other Ventures

Year ended December 31,	2007	2006	2005
(in thousands)

Top Layer Re	$14,949	$12,703	$12,524
Tower Hill	3,432	602	347
Starbound II	2,472	—	—
Starbound	2,289	2,126	—
ChannelRe	(151,751)	19,097	15,388

Total equity in (losses) earnings of other ventures	$(128,609)	$34,528	$28,259

Equity in (losses) earnings of other ventures represents our pro-rata share of the net (loss) income from our investments in Top Layer Re, Tower Hill, Starbound, and ChannelRe for 2006 and also includes Starbound II for 2007. The $163.1 million decrease in equity in (losses) earning of other ventures in 2007 is primarily due to a full reduction in the carried value of ChannelRe during the fourth quarter of 2007 to reflect estimated mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP. We record our pro-rata share of the net (loss) income of ChannelRe and Tower Hill one quarter in arrears, except that our 2007 results reflect the estimated fourth quarter unrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP. As a result of reducing our carried value in ChannelRe to $nil, combined with the fact that we have no further contractual obligations to provide capital or other support to ChannelRe, we believe we currently have no further negative economic exposure to ChannelRe.

Following is a summary of our equity in (losses) earnings of ChannelRe.

Year ended December 31,	2007	2006	2005
(in thousands)

Equity in earnings of ChannelRe excluding unrealized mark-to-market losses	$15,420	$19,097	$15,388
Equity in ChannelRe unrealized mark-to-market losses	(167,171)	—	—

Total equity in (losses) earnings of ChannelRe	$(151,751)	$19,097	$15,388

As set forth above, our share of ChannelRe’s earnings were impacted by $167.2 million of negative mark-to-market losses in 2007. These mark-to-market losses were primarily driven by a widening of credit spreads and a lack of liquidity in 2007 which was primarily driven by issues related to the sub-prime market.

Other (Loss) Income

Year ended December 31,	2007	2006	2005
(in thousands)

Fee income	$8,468	$8,072	$6,200
Mark-to-market on Platinum warrant	5,468	(1,687)	(692)
Catastrophe-linked securities	1,988	—	—
Weather trading	(8,781)	(2,196)	(612)
Weather-related and loss mitigation	(11,405)	(4,972)	(768)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(35,453)	(6,816)	743
Other	1,785	3,682	4,595

Total other (loss) income	$(37,930)	$(3,917)	$9,466

In 2007, other (loss) income decreased by $34.0 million to a loss of $37.9 million. The decrease in other (loss) income is primarily a result of a $35.5 million loss related to assumed and ceded reinsurance contracts accounted for as derivatives and deposits under GAAP (2006 – loss of $6.8 million, 2005 – income of $0.7 million) combined with $11.4 million of losses from our weather-related and loss mitigation activities (2006 – loss of $5.0 million, 2005 – loss of $0.8 million), $8.8 million of losses from our weather trading activities (2006 – loss of $2.2 million, 2005 – loss of $0.6 million) and offset by fee income of $8.5 million (2006 – $8.1 million, 2005 – $6.2 million) and the mark-to-market on our warrant to purchase shares of Platinum stock of $5.5 million (2006 – loss of $1.7 million, 2005 – loss of $0.7 million).

Fee income primarily consists of management fees related to services we provide to Platinum. Our management fee arrangement with Platinum expired on September 30, 2007 and the arrangement was not renewed.

Net Realized Gains (Losses) on Investments

Year ended December 31,	2007	2006	2005
(in thousands)

Gross realized gains	$35,923	$21,034	$87,361
Gross realized losses, other than temporary impairments	(25,513)	(46,401)	(33,209)
Gross realized losses, other	(9,117)	(9,097)	(61,114)

Net realized gains (losses) on investments	$1,293	$(34,464)	$(6,962)

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

During 2007, our $1.3 million of net realized gains on investments includes $25.5 million of other than temporary impairment charges. The decrease in other than temporary impairment charges in 2007 was a result of a falling interest rate environment during the year which resulted in lower unrealized losses on our fixed maturity securities, prior to the recognition of other than temporary impairment losses on such securities.

During 2006, our $34.5 million of net realized losses on investments includes $46.4 million of other than temporary impairment charges, compared to $7.0 million of net realized losses on investments, including $33.2 million in other than temporary impairment charges in 2005. The increase in other than temporary impairment charges in 2006 was a result of a rising interest rate environment during the year which resulted in unrealized losses on our fixed maturity securities, prior to the recognition of other than temporary impairment losses on such securities.

Credit-related impairment charges in our fixed maturity investments available for sale were $nil, $0.1 million and $0.5 million in 2007, 2006 and 2005, respectively.

Corporate Expenses

Year ended December 31,	2007	2006	2005
(in thousands)

Other corporate expenses	$23,173	$19,091	$18,743
Internal review and external investigation related expenses	5,687	5,327	39,739
Accelerated vesting of equity compensation	—	—	13,331

Total corporate expenses	$28,860	$24,418	$71,813

Corporate expenses include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company. Corporate expenses increased $4.4 million in 2007, compared to 2006, primarily due to a $0.4 million increase in internal review and external investigation related expenses and a $4.1 million increase in other corporate expenses. The $47.4 million decrease in corporate expenses to $24.4 million in 2006, compared to 2005, is primarily due to a reduction in certain professional fees and costs related to the internal review and ongoing investigations into the Company and certain of its present and former officers by governmental authorities. These costs totaled $5.3 million in 2006 compared to $39.7 million in 2005. Also included in the 2005 corporate expense line is $13.3 million of compensation expense due to the accelerated vesting of our former Chairman and Chief Executive Officer’s equity grants upon his departure from the Company in the fourth quarter of 2005.

Interest, Capital Securities and Preferred Share Dividends

Year ended December 31,	2007	2006	2005
(in thousands)

Interest – DaVinciRe revolving credit facility	$12,167	$8,549	$4,138
Interest – RenaissanceRe revolving credit facility	—	5,165	478
Interest – $150 million 7.0% Senior Notes	10,500	10,500	10,500
Interest – $100 million 5.875% Senior Notes	5,875	5,875	5,875
Interest – $103.1 million subordinated obligation to Capital Trust	4,818	7,227	7,227
Other	266	286	—

Total interest expense	33,626	37,602	28,218

Dividends – $150 million 8.10% Series A Preference Shares	561	12,150	12,150
Dividends – $100 million 7.30% Series B Preference Shares	7,300	7,300	7,300
Dividends – $250 million 6.08% Series C Preference Shares	15,200	15,200	15,200
Dividends – $300 million 6.60% Series D Preference Shares	19,800	825	—

Total dividend expense	42,861	35,475	34,650

Total interest and Capital Securities and preferred share dividends	$76,487	$73,077	$62,868

During 2007, our interest expense decreased primarily as a result of not having any balances outstanding under our $500.0 million revolving credit facility during the year, offset with the drawdown of $100.0 million in 2006, on the revolving credit facility of one of our operating subsidiaries, DaVinciRe. In addition, interest on these facilities is based on a variable base rate which increased in 2007, compared to 2006. The subordinated obligation to Capital Trust was extinguished during the year, resulting in a decrease of $2.4 million in interest expense. Preferred dividends increased by $7.4 million due to the issuance of $300.0 million of Series D Preference Shares in December 2006. We redeemed our Series A Preference Shares and our $103.1 million subordinated obligation to the Capital Trust on January 16, 2007 and March 1, 2007, respectively.

During 2006, our interest expense increased primarily as a result of $150.0 million outstanding under our $500.0 million revolving line credit facility for a portion of the year, combined with the drawdown of $60.0 million and $40.0 million in April 2006 and December 2006, respectively, on the revolving credit facility of one of our operating subsidiaries, DaVinciRe. In addition, interest on these facilities is based on a variable base rate which increased in 2006, compared to 2005. Preferred dividends increased by $0.8 million due to the issuance of $300.0 million of Series D Preference Shares in December 2006.

Minority Interest – DaVinciRe

Year ended December 31,	2007	2006	2005
(in thousands)

Minority interest – DaVinciRe	$(164,396)	$(144,159)	$156,449

In October 2001, we formed DaVinciRe and DaVinci with other equity investors. The Company owns a minority economic interest in DaVinciRe; however, because the Company controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. Minority interest represents the portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2007, 2006 and 2005. In 2007 and 2006, DaVinciRe generated net income which resulted in a minority interest expense to the Company. In 2005, DaVinciRe suffered losses which resulted in minority interest income to the Company. Our economic ownership interest in DaVinciRe at December 31, 2007, 2006 and 2005 was approximately 20.5%, 20.5% and 19.7%.

On December 31, 2007, the Company, acting in the capacity of an intermediary, purchased the shares of a third party DaVinciRe shareholder for $43.5 million, representing the aggregate book value of the shares as of December 31, 2007. Subsequently, on January 1, 2008, the Company sold these shares to two existing third party DaVinciRe shareholders for $43.5 million. At December 31, 2007, the Company had a receivable and payable of $43.5 million and $3.5 million, respectively, related to this transaction, which are reflected in other assets and other liabilities, respectively. The Company’s 20.5% ownership interest at December 31, 2007 excludes the impact of this transaction.

Income Tax (Benefit) Expense

Year ended December 31,	2007	2006	2005
(in thousands)

Income tax (benefit) expense	$(18,432)	$935	$—

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. In 2007 and 2006, we generated taxable income in our U.S. tax-paying subsidiaries which was offset by the utilization of a net operating loss carryforward. During 2007, our valuation allowance was reassessed and we now believe that it is more likely than not that we will continue to generate taxable income in our U.S. tax-paying insurance subsidiaries and therefore be able to recover a substantial portion of our net deferred tax asset. As a result, we reduced our valuation allowance from $28.9 million at December 31, 2006 to $3.1 million at December 31, 2007, resulting in a corresponding increase to net income and resulting in the negative income tax provision in 2007. The income tax expense in 2006 primarily relates to alternative minimum taxes incurred by our U.S. subsidiaries. We expect our consolidated effective tax rate to increase in the future, as our U.S. operations expand.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.

The payment of dividends by our Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the BMA for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At December 31, 2007, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.3 billion (2006 – $3.1 billion), and the amount of capital and surplus required to be maintained was $578.3 million (2006 – $597.9 million). During 2007, Renaissance Reinsurance, DaVinci and Glencoe declared aggregate cash dividends of $547.8 million, $28.1 million and $nil, respectively, compared with $349.1 million, $nil and $nil, respectively, in 2006.

Our principal U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. At December 31, 2007, the statutory capital and surplus of Stonington was $114.1 million (2006 – $93.8 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without TDI approval.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500.0 million revolving credit facility to meet additional liquidity and capital requirements. At December 31, 2007, we have not drawn against this revolving credit facility.

Cash Flows and Liquidity

Cash flows from operating activities for 2007 were $793.2 million, which principally consisted of our net income of $612.4 million (prior to dividends on preference shares), a $164.4 million increase in the minority interest in the undistributed net income of DaVinciRe and an increase in the undistributed losses of other ventures of $142.1 million, offset by decreases to reinsurance balances payable of $119.7 million, and an increase in premiums receivable of $55.9 million. Our 2007 cash flows from operations were primarily used to repurchase our common shares, redeem our Series A preference shares and capital securities, and increase our portfolio of fixed maturity investments available for sale.

We have generated cash flows from operations over the three year period 2005-2007 significantly in excess of our operating commitments. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at December 31, 2007, it is likely that we will experience a significant amount of paid claims in 2008 which could result in us having reduced or negative cash flows from operations.

Reserves for Claims and Claim Expenses

We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves (“additional case reserves”) which represent our estimates for claims previously reported to us which we believe may not be adequately reserved as of that date, and adding estimates for the anticipated cost of claims incurred but not yet reported to us (“IBNR”).

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2007 and 2006:

At December 31, 2007	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Property catastrophe reinsurance	$275,436	$287,201	$204,487	$767,124
Specialty reinsurance	109,567	93,280	448,756	651,603

Total Reinsurance	385,003	380,481	653,243	1,418,727
Individual Risk	237,747	10,359	361,663	609,769

Total	$622,750	$390,840	$1,014,906	$2,028,496

At December 31, 2006
(in thousands)

Property catastrophe reinsurance	$366,337	$282,544	$226,579	$875,460
Specialty reinsurance	104,010	77,315	412,466	593,791

Total Reinsurance	470,347	359,859	639,045	1,469,251
Individual Risk	272,119	15,611	341,174	628,904

Total	$742,466	$375,470	$980,219	$2,098,155

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2007, 2006 and 2005, changes to prior year estimated claims reserves increased our net income by $233.2 million, $136.6 million and reduced our net loss by $241.5 million, respectively.

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

Our claims and claim expense reserves are reviewed annually by an external actuarial firm. The actuarial firm performs this work for the purpose of issuing an actuarial opinion on the reasonableness of the claims and claim expense reserves for each of the Company’s insurance subsidiaries. The actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its conclusions with management and presents its findings to the Audit Committee of our Board of Directors of the Company. Although we do not explicitly rely on the work performed by the actuarial firm for estimating our reserves for claims and claim expenses, we compare our recorded claims and claim expense reserves to those estimated by the actuarial firm to determine whether our estimates are within the actuarial firm’s reasonable range of estimates. To date, our estimates of claims and claim expense reserves have been within the actuarial firm’s reasonable range of estimates.

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

Included in our results for 2007 are $157.5 million of net claims and claim expenses from Kyrill and the U.K. flood losses which occurred in 2007, as well as $60.0 million in estimated losses associated with exposure to sub-prime related casualty losses. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. In addition, the sub-prime related casualty net claims and claim expenses are based on underlying liability contracts which are considered “long-tail” business, and will therefore take many years before the actual losses are known and reported, which increases the uncertainty with respect to the estimate for ultimate losses for this event. The net claims and claim expenses from Kyrill, the U.K. floods and sub-prime related casualty losses are all attributable to the Company’s Reinsurance segment.

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

Our reserving techniques, assumptions and processes differ between our Reinsurance and Individual Risk segments, as well as between our property catastrophe reinsurance and specialty reinsurance businesses within our Reinsurance segment. Refer to our “Claims and Claim Expense Reserves Critical Accounting Estimates” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

Capital Resources

Our total capital resources at December 31, 2007 and 2006 were as follows:

At December 31,	2007	2006
(in thousands)

Common shareholders’ equity	$2,827,503	$2,480,497
Preference shares	650,000	800,000

Total shareholders’ equity	3,477,503	3,280,497
7.0% Senior Notes	150,000	150,000
8.54% subordinated obligation to Capital Trust	—	103,093
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility – borrowed	200,000	200,000
DaVinciRe revolving credit facility – unborrowed	—	—
Revolving credit facility – borrowed	—	—
Revolving credit facility – unborrowed	500,000	500,000
Renaissance Trading credit facility – borrowed	1,951	—
Renaissance Trading credit facility – unborrowed	8,049	—

Total capital resources	$4,437,503	$4,333,590

During 2007, our capital resources increased by $103.9 million primarily due to our net income of $569.6 million, partially offset by the redemption on March 1, 2007 for $103.1 million, of all of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% Capital Securities of the Company’s Capital Trust of $103.1 million, the redemption of $150.0 million of our Series A Preference Shares, the repurchase of $200.1 million of our common stock and common dividends of $62.6 million.

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

In January 2003, we issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, we issued $150.0 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a “make-whole” premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at December 31, 2007 and 2006.

In 1997, our Capital Trust issued Capital Securities which paid cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. On January 25, 2007, the Capital Trust called for redemption all of the outstanding Capital Securities which it did not then own, concurrent with the redemption by the Company of the underlying 8.54% junior subordinated debentures of the Company, which were the sole asset held by the Capital Trust. The redemption price for such Capital Securities was $1,042.70 per security plus accrued and unpaid dividends thereon, up to but excluding, the redemption date. The redemption of the Capital Securities occurred on March 1, 2007, the redemption date. The aggregate redemption price was $91.9 million, which is net of amounts previously repurchased.

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. At December 31, 2007, the initial $100.0 million drawn in 2002 remained outstanding as did an additional borrowing of $100.0 million which was made during 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.0% during 2007 (2006 – 5.8%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At December 31, 2007, DaVinciRe was in compliance with the covenants under this agreement. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary RIHL. Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. On April 27, 2007, the reimbursement agreement was amended and restated to, among other things: (i) extend the term of the agreement to April 27, 2010; (ii) change the total commitment thereunder from $1.725 billion to $1.4 billion; (iii) provide for the potential increase of the total commitment to up to $1.8 billion if certain conditions are met; and (iv) increase the minimum net worth requirement with respect to DaVinci by $150.0 million to $300.0 million. At February 12, 2008, we had $997.6 million of letters of credit with effective dates on or before December 31, 2007 outstanding under the facility and total letters of credit outstanding under all facilities of $1,041.5 million.

In connection with the letters of credit noted above we have committed $37.5 million of collateral to support a letter of credit, in connection with our Top Layer Re joint venture, and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. Interest rates on the facility are based on a spread above LIBOR. There were no advances outstanding during the year ended December 31, 2007. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the “Debt to Capital Ratio”) of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

In the fourth quarter of 2005, our consolidated joint venture, DaVinciRe, raised $320.6 million of equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. In conjunction with the transaction, we modified the DaVinciRe shareholders agreement and provided new and existing shareholders certain new rights. The second amended and restated shareholders agreement provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held. Any share repurchases are subject to certain limitations, as described in the second amended and restated shareholders agreement, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, if they desire to have DaVinciRe repurchase shares. The repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. One shareholder put in a repurchase notice on or before the March 1, 2007 notice date. The repurchase notice was subsequently revised downwards during 2007. The GAAP book value of the shares to be repurchased is $7.2 million at December 31, 2007. It is anticipated that the repurchase will be completed during the first quarter of 2008.

Effective January 1, 2006, the Company purchased the shares of one of DaVinciRe’s original shareholders for $15.4 million, subject to a true-up for development on outstanding loss reserves after the settlement of all claims relating to the applicable years, thereby increasing our economic ownership to 22.3%. In addition, on February 1, 2006, DaVinciRe raised an additional $53.9 million of equity capital. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position. Our economic ownership interest in DaVinciRe was 20.5% at December 31, 2007.

On December 31, 2007, the Company, acting in the capacity of an intermediary, purchased the shares of a third party DaVinciRe shareholder for $43.5 million, representing the aggregate book value of the shares as of December 31, 2007. Subsequently, on January 1, 2008, the Company sold these shares to two existing third party DaVinciRe shareholders for $43.5 million. At December 31, 2007, the Company had a receivable and payable of $43.5 million and $3.5 million, respectively, related to this transaction, which are reflected in other assets and other liabilities, respectively. The Company’s 20.5% ownership interest at December 31, 2007 excludes the impact of this sole transaction.

Credit Ratings

On December 19, 2007, A.M. Best upgraded the financial strength rating (“FSR”) of Renaissance Reinsurance and Renaissance Europe from “A” (Excellent) to “A+” (Superior) and revised the outlook from positive to stable. Concurrently, A.M. Best upgraded the issuer credit rating (“ICR”) to “a-” from “bbb+” on the Company’s senior notes and from “bbb-” to “bbb” on the Company’s preferred stock. The outlook for the ICR has been revised to stable from positive, and the outlook for the debt remains stable. Additionally, A.M. Best affirmed the FSR of “A” (Excellent) and the ICR of “a” and the FSR of “A-” (Excellent) and the ICRs of “a-” of DaVinci and Glencoe, respectively. The rating outlook for DaVinci remains stable and the outlook for Glencoe remains positive.

On December 13, 2007, Standard & Poor’s raised its counterparty credit rating on RenaissanceRe “A” from “A-”. At the same time, Standard & Poor’s raised its counterparty credit and FSR on Renaissance

Reinsurance to “AA-” from “A+”. In addition, Standard & Poor’s raised its counterparty credit rating on DaVinci to “A+” from “A”. The outlook on all these companies is stable.

While the ratings of Renaissance Reinsurance are among the highest in our business, adverse ratings actions could have a negative effect on our ability to fully realize current or future market opportunities. Moreover, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s, Moody’s or Fitch, we believe our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings. We can not give any assurance regarding whether or to what extent the rating agencies may downgrade our ratings. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material. To date, we are not aware that we have experienced such a cancellation.

Shareholders’ Equity

Shareholders’ equity increased by $197.0 million to $3.5 billion at December 31, 2007 from $3.3 billion at December 31, 2006. The significant components of the change in shareholders’ equity included our net income available to common shareholders of $569.6 million, an increase in accumulated other comprehensive income of $19.5 million, partially offset by dividends to our common shareholders of $62.6 million. In addition, as discussed above in “Capital Resources”, we redeemed all of the Company’s $150.0 million of our Series A Preference Shares and repurchased $200.1 million of our common stock during 2007.

In the future, we may return additional capital to our shareholders through share repurchases. In August 2003, the Board authorized a share repurchase program of $150.0 million. On August 15, 2007, the Board of Directors publicly announced an increase in the Company’s share repurchase program to $500.0 million. As noted above, during 2007, $200.1 million (2006 – $nil) or 3.6 million (2006 – nil) shares were repurchased under this program. Subsequent to December 31, 2007 and through February 12, 2008, the Company has repurchased an additional 3.2 million shares at an aggregate cost of $186.4 million and at an average share price of $57.46. At February 12, 2008, $190.9 million remained available for repurchase under the Company’s share repurchase program. In the future, we may purchase shares under our current authorization, or increase the size of our repurchase program. We have made, and in the future may continue to make, repurchases under our repurchase program in open market or privately negotiated transactions or otherwise, from time to time, depending on, among other things, market conditions.

Investments

The table below shows our portfolio of invested assets:

At December 31,	2007		2006
(in thousands, except percentages)

U.S. treasuries and agencies	$1,057,979	15.9%	$1,180,064	18.6%
Non-U.S. government	66,496	1.0	154,848	2.4
Corporate	937,289	14.1	995,410	15.7
Mortgage-backed	1,251,582	18.9	397,741	6.3
Asset-backed	601,017	9.1	383,867	6.1

Fixed maturity investments available for sale, at fair value	3,914,363	59.0	3,111,930	49.1
Short term investments, at cost	1,821,549	27.4	2,410,971	38.0
Other investments, at fair value	807,864	12.2	592,829	9.3

Total managed investment portfolio	6,543,776	98.6	6,115,730	96.4
Investments in other ventures, under equity method	90,572	1.4	227,075	3.6

Total investments	$6,634,348	100.0%	$6,342,805	100.0%

At December 31, 2007, we held investments totaling $6.6 billion, compared to $6.3 billion at December 31, 2006, with net unrealized appreciation included in accumulated other comprehensive income of $44.7 million at December 31, 2007, compared to $25.2 million at December 31, 2006. Our investment guidelines, which are approved by our Board, stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The large majority of our investments consist of highly rated fixed income securities. We also have an allocation to other investments, including hedge funds, private equity partnerships and other investments. At December 31, 2007, these other investments totaled $807.9 million or 12.2% (2006 – $592.8 million or 9.3%) of our total investments.

At December 31, 2007, our fixed maturities available for sale and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2006 – AA). At December 31, 2007, our average yield to maturity on our fixed maturity investments available for sale and our short term investment portfolio was 4.5% (2006 – 5.3%), before investment expenses. At December 31, 2007, our non-investment grade fixed maturity investments available for sale totaled $73.7 million or 1.9% of our fixed maturity investments available for sale, and at December 31, 2006 our non-investment grade fixed maturity investments available for sale totaled $77.9 million or 2.5% of our total fixed maturity investments available for sale. In addition, within our other investments category we have several funds that invest in non-investment grade fixed income securities. At December 31, 2007, the funds that invest in non-investment grade fixed income securities totaled $193.0 million compared to $113.3 million at December 31, 2006.

We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at cost which approximates fair value. As of December 31, 2007, we had $1,821.5 million of short term investments compared to $2,411.0 million as of December 31, 2006.

Our target benchmark portfolio for our fixed maturities and short term investments currently has a 3 year duration. Our duration at December 31, 2007 was 1.8 years (2006 – 1.3 years), reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk associated with longer duration. From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.

As with other fixed income investments, the value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in the overall investment market and in overall economic conditions. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments. Examples of some of these risks include:

•

Changes in the overall interest rate environment can expose us to “prepayment risk” on our mortgage-backed investments. When interest rates decline, consumers will generally make prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us more quickly than we might have originally anticipated. When we receive these prepayments, our opportunities to reinvest these proceeds back into the investment markets will likely be at reduced interest rates. Conversely, when interest rates increase, consumers will generally make fewer prepayments on their mortgages and, as a result, our investments in mortgage-backed securities will be repaid to us less quickly than we might have originally anticipated. This will increase the duration of our portfolio, which is disadvantageous to us in a rising interest rate environment.

•

Our investments in mortgage-backed securities are also subject to default risk. This risk is due in part to defaults on the underlying securitized mortgages, which would decrease the market value of the investment and be disadvantageous to us.

•

Our investments in debt securities of other corporations are exposed to losses from insolvencies of these corporations, and our investment portfolio can also deteriorate based on reduced credit quality of these corporations. We are also exposed to widening credit spreads even if specific securities are not downgraded.

•

Our investments in asset-backed securities are subject to prepayment risks, as noted above, and to the structural risks of these securities. The structural risks primarily emanate from the priority of each security in the issuer’s overall capital structure.

•

Within our other investments category, we have several funds that invest in non-investment grade fixed income securities as well as securities denominated in foreign currencies. These investments expose us to losses from insolvencies and other credit-related issues. We are also exposed to fluctuations in foreign exchange rates that may result in realized losses to us if our exposures are not hedged or if our hedging strategies are not effective.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment portfolio available for sale at the dates indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

At December 31,	2007		2006
(in thousands, except percentages)

Due in less than one year	$385,497	9.8%	$508,982	16.4%
Due after one through five years	1,323,586	33.8	1,539,509	49.5
Due after five through ten years	267,579	6.8	178,143	5.7
Due after ten years	85,102	2.2	103,688	3.3
U.S. mortgage-backed securities	1,251,582	32.0	397,741	12.8
U.S. asset-backed securities	601,017	15.4	383,867	12.3

Total	$3,914,363	100.0%	$3,111,930	100.0%

The following table summarizes the composition of the fair value of our fixed maturity investments available for sale at the dates indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31,	2007		2006
(in thousands, except percentages)

AAA	$3,130,143	80.0%	$2,248,182	72.2%
AA	404,173	10.3	479,340	15.4
A	182,780	4.7	167,068	5.4
BBB	123,529	3.1	139,453	4.5
BB	29,862	0.8	27,255	0.9
B	31,373	0.8	36,559	1.2
CCC	9,237	0.2	10,547	0.3
CC	303	—	9	—
D	480	—	652	—
NR	2,483	0.1	2,865	0.1

	$3,914,363	100.0%	$3,111,930	100.0%

The Company’s fixed maturity investments are classified as available for sale and are reported at fair value. The net unrealized appreciation or depreciation on these investments is included in accumulated other comprehensive income. Net investment income includes interest income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity investments is computed using the effective yield method. The fair values of our fixed maturity investments are based on quoted market prices, or when such prices are not available, by reference to broker or trader bid indications and/or internal pricing valuation techniques.

Realized gains or losses on the sale of fixed maturity investments are determined using the first in first out cost method and include adjustments to the cost for declines in value that are considered to be other than temporary. The Company routinely assesses whether declines in the fair value of its fixed maturity investments below cost represent impairments that are considered other than temporary. There are several factors that are considered in the assessment of impairment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company’s intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary decline in the fair value of the security, the cost of the security is written down to its fair value and the unrealized loss at the time of the determination is charged to income.

During the year ended December 31, 2007, the Company recorded $25.5 million (2006 – $46.4 million, 2005 – $33.2 million) in other than temporary impairment charges. The other than temporary impairment charges in 2007, 2006 and 2005 were due to rising interest rates and our decision to recognize impairment charges for all of our fixed maturity investments available for sale that were in an unrealized loss position at the end of each quarter for the years ending December 31, 2007, 2006 and 2005 as we do not currently have the intent to hold them until they fully recover in value. Credit-related impairment charges were $nil, $0.1 million and $0.5 million in 2007, 2006 and 2005, respectively. The Company had no fixed maturity investments which were carried at an unrealized loss as of December 31, 2007, 2006 and 2005.

Other Investments

The table below shows our portfolio of other investments:

At December 31,	2007	2006
(in thousands)

Private equity partnerships	$301,446	$223,245
Senior secured bank loan funds	158,203	81,428
Hedge funds	126,417	72,439
Non-U.S. fixed income funds	126,252	97,999
Catastrophe bonds	95,535	114,614
Miscellaneous other investments	11	3,104

Total other investments	$807,864	$592,829

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. The fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $105.5 million (2006 – $65.7 million, 2005 – $59.3 million) of which $47.3 million (2006 – $30.1 million, 2005 – $28.8 million) was related to net unrealized gains.

We have committed capital to private equity partnerships of $436.9 million, of which $276.3 million has been contributed at December 31, 2007. In addition, we have committed capital to a bank loan fund of $150.0 million, of which $75.0 million has been contributed at December 31, 2007. Subsequent to December 31, 2007, we funded the remaining $75.0 million commitment. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method

The table below shows our investments in other ventures, under equity method:

	2007			2006
Year ended December 31,	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
(in thousands, except percentages)

ChannelRe	$119,697	32.7	$—	$119,697	32.7	$160,887
Aladdin	25,500	14.6	25,500	—	—	—
Top Layer Re	13,125	50.0	28,982	13,125	50.0	26,594
Starbound *	—	—	—	28,772	17.8	28,644
Starbound II	19,237	17.1	21,708	—	—	—
Tower Hill	10,000	28.6	14,382	10,000	28.6	10,950

Total investments in other ventures, under equity method	$187,559		$90,572	$171,594		$227,075

*	Effective August 31, 2007, Starbound repurchased the outstanding shares of its investors at book value; as a result, the Company now owns 100% of Starbound and consequently, Starbound became a consolidated entity effective August 31, 2007.

Investments in other ventures, under equity method includes our investment in ChannelRe of $nil (2006 – $160.9 million). We invested $119.7 million in 2004, representing a 32.7% ownership interest in ChannelRe. During the fourth quarter of 2007, ChannelRe estimated unrealized mark-to-market losses in its portfolio of financial guaranty contracts accounted for as derivatives under GAAP, were in excess of its shareholders’ equity. As a result of these mark-to-market losses, the Company has reduced its carried value of ChannelRe to $nil at December 31, 2007. Investments in other ventures, under equity method also includes an investment in Top Layer Re of $29.0 million (2006 – $26.6 million) and in Tower Hill Holdings Inc. (“Tower Hill”) of $14.4 million (2006 – $11.0 million). We originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively. The equity in (losses) earnings of ChannelRe and Tower Hill are reported one quarter in arrears, except that our 2007 results reflect the estimated fourth quarter charge from ChannelRe as it relates to unrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP. In May 2007, the Company invested $10.0 million in Starbound II, which represents a 9.8% equity ownership interest in Starbound II and in December 2007 the Company invested an additional $9.2 million in Starbound II which increased the Company’s investment and ownership percentage to $19.2 million and 17.1%, respectively. Investments in other ventures, under equity method also included an investment in Starbound of $28.6 million at December 31, 2006. We initially invested $7.5 million in Starbound in May 2006, and in December 2006, we purchased additional shares from existing shareholders of Starbound for consideration of $21.3 million, representing a 17.8% ownership interest at December 31, 2006. Effective August 31, 2007, Starbound repurchased the outstanding shares of its investors at book value; as a result, the Company now owns 100% of Starbound and consequently, Starbound became a consolidated entity effective August 31, 2007.

During the fourth quarter of 2007, the Company invested $25.5 million in the preferred equity of Aladdin, representing a 14.6% ownership interest.

RIHL

RIHL holds investment grade fixed income securities and short term investments and was formed to enhance administrative efficiency and take advantage of the increased benefits and reduced costs ordinarily associated with the management of large investment portfolios of different subsidiaries in the same group. In addition, the administrative efficiency afforded by the use of RIHL facilitates the establishment of our collateralized letter of credit facility on advantageous terms that we believe would otherwise not be available. Through RIHL, certain of our operating subsidiaries invest in a diversified portfolio of highly liquid debt securities which are recorded at fair value. RIHL has been assigned a rating of AAAf/S2 by S&P and 100% of the securities held through RIHL have been assigned a rating of AA or higher by S&P. We may redeem our interests in RIHL at the current net asset value no more frequently than monthly. Third party service providers perform custodial functions in respect of RIHL, including valuation of the investment assets held through RIHL. Currently, an external investment manager manages the assets held through RIHL, pursuant to written investment guidelines.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures are required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. We maintain a facility which, as of December 31, 2007, makes available to our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed $1.4 billion. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral. At February 12, 2008, we had $997.6 million of letters of credit with effective dates on or before December 31, 2007 outstanding under our $1.4 billion letter of credit facility and $1,041.5 million of total letters of credit outstanding under all facilities.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Stock-Based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the twelve months ending December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The adoption of FAS 123(R) did not have a material impact on the Company.

Prior to adopting FAS 123(R), we accounted for stock-based compensation under the fair value recognition provisions of FAS 123 with effect from January 1, 2003 for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”). Prior to January 1, 2003, we accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations.

In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company’s net income (loss) and earnings (loss) per share for all reported periods had compensation cost been calculated based upon the fair value method recommended in FAS 123:

Year ended December 31,	2007	2006	2005
(in thousands except per share data)

Net income (loss) available (attributable) to common shareholders, as reported	$569,575	$761,635	$(281,413)
add: stock-based employee compensation cost included in determination of net income (loss)	23,380	16,596	30,927
less: fair value compensation cost under FAS 123	(23,380)	(16,596)	(32,426)

Pro-forma net income (loss) available (attributable) to common shareholders	$569,575	$761,635	$(282,912)

Earnings (loss) per share
Basic – as reported	$8.08	$10.72	$(3.99)
Basic – pro-forma	$8.08	$10.72	$(4.01)
Diluted – as reported (1)	$7.93	$10.57	$(3.99)
Diluted – pro-forma (1)	$7.93	$10.57	$(4.01)

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

Uncertain Tax Positions

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 became effective for us on January 1, 2007 and did not have a material impact on our consolidated statements of operations or financial condition.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of FAS 157 will have a material impact on the Company’s statements of operations and financial condition when adopted.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We do not expect the adoption of FAS 159 will have a material impact on the Company’s statements of operations and financial condition when adopted.

Business Combinations and Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, noncontrolling interests are classified as a component of consolidated shareholders’ equity and ‘minority interest’ accounting is eliminated such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impacts of the adoption of FAS 141(R) and FAS 160 on the Company’s statements of operations and financial condition when adopted.

Contractual Obligations

At December 31, 2007	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)

Long term debt obligations (1)
7.0% Senior Notes	$155,667	$155,667	$—	$—	$—
5.875% Senior Notes	130,115	5,875	11,750	11,750	100,740
Renaissance Trading revolving credit facility	1,951	1,951	—	—	—
DaVinciRe revolving credit facility (2)	228,767	12,000	216,767	—	—
Private equity commitments (3)	156,772	156,772	—	—	—
Bank loan fund	75,000	75,000	—	—	—
Operating lease obligations	39,802	6,045	11,115	8,888	13,754
Capital lease obligations	50,781	1,209	4,834	4,834	39,904
Other secured liabilities	88,920	88,920	—	—	—
Obligations under derivative contracts	22,039	21,808	231	—	—
Reserve for claims and claim expenses (4)	2,028,496	625,912	588,961	294,953	518,670

Total contractual obligations	$2,978,310	$1,151,159	$833,658	$320,425	$673,068

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2008 through 2011 based upon the current interest rate on the facility.

(3)	The private equity commitments and bank loan fund do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(4)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. We have based our estimates of future claim payments upon benchmark indsutry payment patterns, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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

Current Outlook

Market conditions

The 2007 hurricane season proved to be an active year meteorologically, with the occurrence of two category 5 hurricanes making landfall in North America, as well as a number of smaller windstorms. However, in terms of insured industry losses, 2007 was relatively benign, particularly in the U.S. This is in contrast to 2005, for example, in which hurricane Katrina resulted in a record level of insured property losses, and which was also characterized by a large number of other catastrophic insured losses, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. Those losses followed an active year in 2004, in which there were four major hurricanes that made landfall in Florida. Such losses, together with a number of scientific studies and reports, including reports relating to the possibility of long-term climate change, increased the perception of risk held by many industry stakeholders, including rating agencies, ceding companies, and other market participants, which contributed to increased demand for catastrophe-exposed insurance and reinsurance during 2006 and 2007. The affected lines have included catastrophe reinsurance and catastrophe-exposed homeowners business, as well as other catastrophe-exposed lines of business, such as large account commercial property. This increased demand, along with improved pricing and policy terms resulted in an increase in new capital within the industry including substantial new company formation, with a significant amount of capital raised to support the affected catastrophe exposed classes of business.

The benign insured catastrophe loss activity in 2006 and 2007, combined with the new capital within the industry as noted above, have contributed to a marked increase in competition in catastrophe insurance and reinsurance products. We currently expect competition to continue to increase in 2008. In 2007, these market dynamics and increased overall supply levels unfavorably impacted the non-catastrophe lines in which we participate. We currently expect these trends to continue, and perhaps accelerate, in 2008. We currently expect that overall market price reductions in our core lines will be moderate, supported in part by rating agency requirements, increasingly robust risk management tools, and significant industry-wide returns of capital. In addition, we believe that our strong relationships, and track record of superior claims paying and other client service, will enable us to compete for the business we find attractive. However, it is possible that industry pricing in our core product lines will decrease more rapidly than we anticipate, or that we will encounter more significant competitive barriers than we have in the past.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds such as the Florida Hurricane Catastrophe Fund (“FHCF”), or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We currently expect that gross premiums written in our catastrophe reinsurance unit will decrease by approximately 10% in 2008, compared to 2007. Our specialty reinsurance premiums are attributable to a small number of large contracts and the amount of specialty premiums can fluctuate significantly between quarters and between years depending upon the number and nature of the transactions which we complete. We currently expect our gross premiums written in our specialty reinsurance unit to decrease by approximately 25% in 2008, compared to 2007.

With respect to our Individual Risk business, we currently expect increased pricing pressures across many of the lines of business we have written in the last several years. In addition, we believe that we will experience increasing competition for attractive new programs, and for the retention of our current programs, in light of current market dynamics. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships, our in-depth due diligence process means that growth opportunities within this segment take time, though we do believe we have a dynamic team that responds quickly to these growth opportunities. We believe that we have established ourselves as an effective and creative, though disciplined, partner, and as a result we are presented with many of the more attractive opportunities to analyze and compete for. We currently expect that gross premiums written in our Individual Risk segment will decrease by approximately 5% in 2008, compared to 2007.

As noted above, we have recently expanded the capabilities of our Ventures unit to explore potential strategic investments and other opportunities. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. Among other things, we currently expect that the recent and continuing dislocation in the capital and credit markets will present potentially attractive investment and operational opportunities, particularly given our strong reputation, financial resources, and the capabilities of our joint ventures.

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

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of 1.8%, which equated to a decrease in market value of approximately $103.2 million on a portfolio valued at $5.7 billion at December 31, 2007. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

We use interest rate futures within our portfolio of fixed maturity investments available for sale to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2007, we had $1.2 billion of notional long positions and $415.0 million of notional short positions of Eurodollar and Treasury futures contracts. We account for these futures contracts at fair value and record them in our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these derivatives as recognized in other assets and liabilities in our balance sheet at December 31, 2007, was $1.2 million (2006 – $nil) and $0.2 million (2006 – $nil), respectively. During 2007, we recorded losses of $1.9 million (2006 – $nil) in our consolidated statement of operations related to these derivatives. The fair value of these derivatives are determined using exchange traded closing prices. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of our net position in these derivatives of approximately $1.9 million at December 31, 2007. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a portion of our business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in our statements of operations.

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. At December 31, 2007, the Company had notional exposure of $222.5 million

(2006 – $6.0 million) related to foreign currency forward and option contracts purchased. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During 2007, we incurred a gain of $3.6 million (2006 – gain of $8.3 million), on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. At December 31, 2007, our combined investment in these non-U.S. dollar investments was $183.0 million (2006 – $217.9 million). To economically hedge our exposure to currency fluctuations from these investments, we have entered into foreign currency forward contracts with net notional exposure of $123.4 million (2006 – $186.7 million). In the future, we may choose to increase our exposure to non-U.S. dollar investments. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in accumulated other comprehensive income. Realized foreign exchange gains or losses from the sale of our non-U.S. dollar available for sale investments, realized and unrealized foreign exchange gains or losses from the sale of our non-U.S. dollar other investments, and foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in our statements of operations. During 2007, we recorded a loss of $15.1 million (2006 – loss of $13.1 million) on our foreign currency forward contracts related to hedging our non-U.S. dollar investments. This was offset by a gain of $20.9 million (2006 – gain of $19.4 million) on our non-U.S. dollar denominated investments. In addition, we recorded a loss of $0.4 million in accumulated other comprehensive income (2006 – gain of $8.7 million) related to the change in unrealized foreign exchange gains (losses) on non-U.S. dollar investments which are classified as available for sale.

Equity Price Risk

We are exposed to equity price risk due to our investment in a warrant to purchase common shares of Platinum, which we carry on our balance sheet at fair value, as well as to our investments in hedge funds, private equity funds and other investments as described below. The risk to the Platinum warrant is the potential for loss in fair value resulting from adverse changes in the price of Platinum’s common stock. The aggregate fair value of this investment in Platinum was $30.5 million at December 31, 2007. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $7.5 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the warrant would be recorded in other (loss) income.

We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; 2) private equity partnerships whose exit strategies often depend on the equity markets; such investments totaled $427.9 million at December 31, 2007 (2006 – $295.7 million); and 3) our investments in other ventures, under equity method, which totaled $90.6 million at December 31, 2007 (2006 – $227.1 million). A hypothetical 10 percent decline in the prices of these hedge funds, private equity partnerships and investments in other ventures, under equity method, holding all other factors constant, would have resulted in a $51.9 million decline in the fair value of these investments at December 31, 2007.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale, short term investments, premiums receivable and ceded reinsurance balances. At December 31, 2007 and 2006, our invested asset portfolio had a dollar weighted average rating of AA. From time to time we purchase credit derivatives to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At December 31, 2007, the maximum payments we were obligated to make under credit default swaps was $1.0 million (2006 – $2.3 million). We account for these credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives as recognized in other liabilities in our balance sheet at December 31, 2007, was a liability of $0.1 million (2006 – $1.9 million). During 2007, we recorded gains of $0.5 million (2006 – losses of $0.6 million) in our consolidated statement of operations. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

We are exposed to credit risk through our equity investment in ChannelRe, a privately held financial guaranty reinsurance company. Our investment in ChannelRe is subject to potentially significant variability, resulting from mark-to-market changes, due to changes in credit market conditions. While the Company has no further negative economic exposure to ChannelRe, it is possible that the mark-to-market will fluctuate, perhaps increasing or decreasing over time, and it is possible that as the underlying securities near maturity, if there are no defaults on the underlying securities for which ChannelRe is obligated, the mark-to-market adjustment could reverse, perhaps materially.

We are also exposed to credit risk through our equity investment in Aladdin, a newly formed AAA-rated credit derivatives company that provides credit protection on fixed income securities in return for a premium. Our investment in the Aladdin is subject to potentially significant variability, resulting from mark-to-market changes, due to changes in credit market conditions. Our maximum economic exposure to Aladdin at December 31, 2007 is our carrying value which was $25.5 million. A 10% decrease in the carrying value of Aladdin would negatively impact our results by $2.6 million.

Energy and Weather-Related Derivative Risk

We purchase and sell certain derivative financial products primarily to address weather risks and engage in hedging and trading activities related to these risks. The trading markets for the instruments in which we participate are generally linked to weather, other natural phenomena, or products or indices linked in part to such phenomena, such as heating and cooling degree days, precipitation, energy production and prices, and commodity prices. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on our balance sheet at December 31, 2007, in other assets and other liabilities and totaled $15.9 million and $21.1 million, respectively (2006 – $10.4 million and $10.3 million, respectively). During 2007, the Company recorded losses related to these derivatives of $1.1 million (2006 – $2.2 million) which are included in other (loss) income and represents net settlements and changes in the fair value of these contracts.

In addition, we have entered into a credit derivatives agreement with respect to cat-linked securities whereby we have sold cat-linked securities with a par amount of $88.9 million to a bank, while retaining the underlying risk. The agreement allows us to repurchase these securities at par and obligates us to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of this transaction, we are receiving the spread over LIBOR for each of the cat-link securities subject to the credit derivatives agreement, less a financing fee. The credit derivatives agreement is accounted for at fair value with changes in fair value recognized in other (loss) income. We recognized $2.0 million (2006 – n/a) of other income in our consolidated statements of operations in 2007 from this transaction. A 10% change decrease in the value of securities underlying the credit derivatives agreement would negatively impact our results by $8.9 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15(a) of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls:    We have designed various disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act), to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this report, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on financial statements.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded, subject to the limitations noted above, that at December 31, 2007, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included under the captions “Directors and Executive Officers of RenaissanceRe” and “Corporate Governance” in our Definitive Proxy Statement to be filed in respect of our 2008 Annual General Meeting of Shareholders (the “Proxy Statement”) and is hereby incorporated in this Annual Report by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Compensation Discussion and Analysis”, “Summary Compensation Table”, “All Other Compensation”, “Other Benefits Table”, “2007 Grants of Plan-Based Awards Table”, “2007 Outstanding Equity Awards at Fiscal Year-End Table”, “2007 Option Exercises and Stock Vested Table”, “Potential Payments Upon a Termination or Change in Control”, “2007 Director Compensation Table”, “Compensation Committee Report”, and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in our Definitive Proxy Statement to be filed and is hereby incorporated in this Form 10-K by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners, Management and Directors” and “Equity Compensation Plan Information” in our Definitive Proxy Statement to be filed and is hereby incorporated in this Form 10-K by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in our Definitive Proxy Statement to be filed and is hereby incorporated in this Form 10-K by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2 – The Auditors Proposal” to be included in our Definitive Proxy Statement to be filed and is hereby incorporated in this Form 10-K by reference.

PART IV.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FinancialStatements, Financial Statement Schedules and Exhibits.

1.	Financial Statements

The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listedin the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2.	Financial Statement Schedules

The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in theaccompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form10-K.

3.	Exhibits

3.1	Memorandum of Association.(1)

3.2	Amended and Restated Bye-Laws.(2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.(3)

3.4	Specimen Common Share certificate.(1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(4)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie.(5)

10.3	Amendment No. 1, dated as of March 1, 2007, to the Employment Agreement, dated as of February 22, 2006 by and between RenaissanceRe Holdings Ltd. and Neill A. Currie.(6)

10.4	Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and Fred R. Donner.(7)

10.5	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and William I. Riker.(7)

10.6	Transition Services Agreement dated as of July 18, 2007 between RenaissanceRe Holdings Ltd. and William I. Riker.(8)

10.7	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr.(7)

10.8	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(7)

10.9	Form of Employment Agreement for Executive Officers.(7)

10.10	Form of Amendment to Employment Agreement for Executive Officers.

10.11	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(9)

10.12	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank U.S., National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(10)

10.13	First Amendment Agreement, dated as of August 11, 2005, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(11)

10.14	Second Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of May 19, 2006, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(12)

10.15	Third Amendment, dated as of June 18, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders.(13)

10.16	Fourth Amendment, dated as of September 6, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders.(14)

10.17	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders.(15)

10.18	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.(16)

10.19	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(17)

10.20	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(18)

10.21	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(18)

10.22	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(10)

10.23	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(10)

10.24	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(19)

10.25	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(20)

10.26	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers.(19)

10.27	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(21)

10.28	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(22)

10.29	Form of Restricted Stock Grant Agreement for Directors.(5)

10.30	Form of Option Grant Agreement for Directors.(5)

10.31	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(23)

10.32	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(24)

10.33	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(25)

10.34	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares.(26)

10.35	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(27)

10.36	First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(27)

10.37	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(28)

10.38	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Syndication Agents, ING Bank N.V., as Documentation Agent, and certain Lenders party thereto.(29)

10.39	Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(30)

10.40	First Amendment to the Investment Agreement, dated as of November 1, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings Ltd. and The St. Paul Companies, Inc.(30)

10.41	Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(30)

10.42	Investment Manager Agreement, entered into as of July 1, 2005, by and between Renaissance Underwriting Managers Ltd. and BlackRock Financial Management, Inc.(31)

10.43	Amendment No. 1 to Investment Manager Agreement, dated as of September 29, 2005, by and between Renaissance Underwriting Managers, Ltd. and BlackRock Financial Management, Inc.(11)

10.44	Amended and Restated Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 18, 2004.(20)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 20, 2007.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9, 2004

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 3, 2006 (SEC File Number 001-14428).

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the SEC on August 2, 2006 (SEC File Number 001-14428).

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2007.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on October 31, 2007 (SEC File Number 001-14428).

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(16)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(17)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(21)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 4, 2003, relating to certain events which occurred on January 30, 2003.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the SEC on December 14, 2006.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 8, 2005, relating to certain events which occurred on July 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 21, 2008.

RENAISSANCERE HOLDINGS LTD.

/s/ Neill A. Currie
Neill A. Currie
President, Chief Executive Officer,
Director

Signature	Title	Date

/s/ Neill A. Currie Neill A. Currie	President, Chief Executive Officer, Director	February 21, 2008

/s/ Fred R. Donner Fred R. Donner	Executive Vice President, Chief Financial Officer	February 21, 2008

/s/ Mark A. Wilcox Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 21, 2008

/s/ W. James MacGinnitie W. James MacGinnitie	Chairman of the Board of Directors	February 21, 2008

/s/ Thomas A. Cooper Thomas A. Cooper	Director	February 21, 2008

/s/ Edmund B. Greene Edmund B. Greene	Director	February 21, 2008

/s/ Brian R. Hall Brian R. Hall	Director	February 21, 2008

/s/ Jean D. Hamilton Jean D. Hamilton	Director	February 21, 2008

/s/ William F. Hecht William F. Hecht	Director	February 21, 2008

/s/ Henry Klehm, III Henry Klehm, III	Director	February 21, 2008

/s/ Ralph B. Levy Ralph B. Levy	Director	February 21, 2008

/s/ Scott E. Pardee Scott E. Pardee	Director	February 21, 2008

/s/ Nicholas L. Trivisonno Nicholas L. Trivisonno	Director	February 21, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management at RenaissanceRe Holdings Ltd. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and to reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. There are inherent limitations to the effectiveness of any controls. Controls, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young Ltd., the Independent Registered Public Accountants who also audited the Company’s consolidated financial statements. Ernst & Young Ltd.’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RenaissanceRe Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, RenaissanceRe Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 21, 2008

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2007 and 2006

(in thousands of United States Dollars, except per share amounts)

	December 31, 2007	December 31, 2006
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,863,902 and $3,078,416 at December 31, 2007 and 2006, respectively) (Note 3)	$3,914,363	$3,111,930
Short term investments, at fair value (Note 3)	1,821,549	2,410,971
Other investments, at fair value (Note 3)	807,864	592,829
Investments in other ventures, under equity method (Note 3)	90,572	227,075

Total investments	6,634,348	6,342,805
Cash and cash equivalents	330,226	214,399
Premiums receivable	475,075	419,150
Ceded reinsurance balances (Note 4)	107,916	133,971
Losses recoverable (Note 4)	183,275	301,854
Accrued investment income	39,084	41,234
Deferred acquisition costs	104,212	106,918
Receivable for investments sold	144,037	61,061
Other secured assets (Note 5)	90,488	—
Other assets	177,694	147,634

Total assets	$8,286,355	$7,769,026

Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 6)	$2,028,496	$2,098,155
Reserve for unearned premiums	563,336	578,424
Debt (Note 7)	451,951	450,000
Subordinated obligation to capital trust (Note 8)	—	103,093
Reinsurance balances payable	275,430	395,083
Payable for investments purchased	422,974	88,089
Other secured liabilities (Note 5)	88,920	—
Other liabilities	162,294	125,401

Total liabilities	3,993,401	3,838,245

Commitments and Contingencies

Minority Interest – DaVinciRe (Note 9)	815,451	650,284

Shareholders’ Equity (Note 10)
Preference Shares: $1.00 par value – 26,000,000 shares issued and outstanding at December 31, 2007 (2006 – 32,000,000 shares)	650,000	800,000
Common shares: $1.00 par value – 68,920,319 shares issued and outstanding at December 31, 2007 (2006 – 72,140,045 shares)	68,920	72,140
Additional paid-in capital	107,867	284,123
Accumulated other comprehensive income	44,719	25,217
Retained earnings	2,605,997	2,099,017

Total shareholders’ equity	3,477,503	3,280,497

Total liabilities, minority interest and shareholders’ equity	$8,286,355	$7,769,026

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2007, 2006 and 2005

(in thousands of United States Dollars, except per share amounts)

	2007	2006	2005
Revenues
Gross premiums written	$1,809,637	$1,943,647	$1,809,128

Net premiums written (Note 4)	$1,435,335	$1,529,620	$1,543,287
(Decrease) increase in unearned premiums	(10,966)	157	(140,578)

Net premiums earned (Note 4)	1,424,369	1,529,777	1,402,709
Net investment income (Note 3)	402,463	318,106	217,252
Net foreign exchange gains (losses)	3,968	(3,293)	5,183
Equity in (losses) earnings of other ventures (Note 3)	(128,609)	34,528	28,259
Other (loss) income	(37,930)	(3,917)	9,466
Net realized gains (losses) on investments (Note 3)	1,293	(34,464)	(6,962)

Total revenues	1,665,554	1,840,737	1,655,907

Expenses
Net claims and claim expenses incurred (Note 6)	479,274	446,230	1,635,656
Acquisition expenses	254,930	280,697	237,594
Operational expenses	110,464	109,586	85,838
Corporate expenses	28,860	24,418	71,813
Interest expense (Note 7)	33,626	37,602	28,218

Total expenses	907,154	898,533	2,059,119

Income (loss) before minority interests and taxes	758,400	942,204	(403,212)
Minority interest – DaVinciRe (Note 9)	(164,396)	(144,159)	156,449

Income (loss) before taxes	594,004	798,045	(246,763)
Income tax benefit (expense) (Note 14)	18,432	(935)	—

Net income (loss)	612,436	797,110	(246,763)
Dividends on preference shares (Note 10)	(42,861)	(35,475)	(34,650)

Net income (loss) available (attributable) to common shareholders	$569,575	$761,635	$(281,413)

Net income (loss) available (attributable) to common shareholders per Common Share – basic (Note 11)	$8.08	$10.72	$(3.99)
Net income (loss) available (attributable) to common shareholders per Common Share – diluted (1) (Note 11)	$7.93	$10.57	$(3.99)
Dividends per common share	$0.88	$0.84	$0.80

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2007, 2006 and 2005

(in thousands of United States Dollars)

	2007	2006	2005
Preference shares
Balance – January 1	$800,000	$500,000	$500,000
Repurchase of shares	(150,000)	—	—
Issuance of shares	—	300,000	—

Balance – December 31	650,000	800,000	500,000

Common shares
Balance – January 1	72,140	71,523	71,029
Repurchase of shares	(3,588)	—	(17)
Exercise of options and issuance of restricted stock awards (Note 17)	368	617	511

Balance – December 31	68,920	72,140	71,523

Additional paid-in capital
Balance – January 1	284,123	279,762	257,867
Repurchase of shares	(196,583)	—	(721)
Exercise of options and issuance of restricted stock awards (Note 17)	20,327	13,811	22,616
Offering expenses	—	(9,450)	—

Balance – December 31	107,867	284,123	279,762

Accumulated other comprehensive income
Balance – January 1	25,217	4,760	78,960
Net unrealized gains (losses) on securities, net of adjustment (see disclosure below)	19,502	20,457	(74,200)

Balance – December 31	44,719	25,217	4,760

Retained earnings
Balance – January 1	2,099,017	1,397,795	1,736,186
Net income (loss)	612,436	797,110	(246,763)
Dividends on common shares	(62,595)	(60,413)	(56,978)
Dividends on preference shares	(42,861)	(35,475)	(34,650)

Balance – December 31	2,605,997	2,099,017	1,397,795

Total Shareholders’ Equity	$3,477,503	$3,280,497	$2,253,840

Comprehensive income (loss)
Net income (loss)	$612,436	$797,110	$(246,763)
Other comprehensive income (loss)	19,502	20,457	(74,200)

Comprehensive income (loss)	$631,938	$817,567	$(320,963)

Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during the year	$20,795	$(14,007)	$(81,162)
Net realized (gains) losses included in net income (loss)	(1,293)	34,464	6,962

Net unrealized gains (losses) on securities	$19,502	$20,457	$(74,200)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(in thousands of United States Dollars)

	2007	2006	2005
Cash flows provided by operating activities
Net income (loss)	$612,436	$797,110	$(246,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization and depreciation	(19,774)	(12,279)	9,635
Equity in undistributed losses (earnings) of other ventures	142,120	(22,061)	(11,018)
Net unrealized gains included in net investment income	(47,310)	(32,900)	(28,826)
Net unrealized (gains) losses included in other income	(7,315)	986	3,436
Net realized investment (gains) losses	(1,293)	34,464	6,962
Minority interest in undistributed net income (loss) of DaVinciRe	164,396	144,159	(156,449)
Change in:
Premiums receivable	(55,925)	(56,045)	(156,292)
Ceded reinsurance balances	26,055	(76,837)	4,169
Deferred acquisition costs	2,706	1,033	(37,018)
Reserve for claims and claim expenses, net	48,920	(145,060)	699,751
Reserve for unearned premiums	(15,088)	76,680	136,409
Reinsurance balances payable	(119,653)	102,776	103,743
Other	62,890	1,290	7,874

Net cash provided by operating activities	793,165	813,316	335,613

Cash flows used in investing activities
Proceeds from sales and maturities of investments available for sale	4,301,189	5,215,820	26,872,759
Purchases of investments available for sale	(4,806,219)	(5,402,302)	(26,614,969)
Net sales (purchases) of short term investments	589,422	(757,353)	(1,045,326)
Net (purchases) sales of other investments	(252,179)	15,326	126,949
Net (purchases) sales of investments in other ventures	(1,702)	(28,800)	(10,000)
Proceeds from sale of equity investments in reinsurance company	—	—	114,021

Net cash used in investing activities	(169,489)	(957,309)	(556,566)

Cash flows provided by financing activities
Dividends paid – Common Shares	(62,595)	(60,413)	(56,978)
Dividends paid – Preference Shares	(42,861)	(34,650)	(34,650)
Secured asset financing	88,920	—	—
Net increase in minority interests	—	38,327	270,580
RenaissanceRe common share repurchase	(200,171)	—	(738)
Redemption of Series A preference shares	(150,000)	—	—
Redemption of Capital Securities	(103,093)	—	—
Net drawdown (repayment) of debt	1,951	(50,000)	150,000
Issuance of preference shares, net of expenses	—	291,127	—
Third party DaVinciRe share repurchase	(40,000)	—	—

Net cash (used in) provided by financing activities	(507,849)	184,391	328,214

Net increase in cash and cash equivalents	115,827	40,398	107,261

Cash and cash equivalents, beginning of year	214,399	174,001	66,740

Cash and cash equivalents, end of year	$330,226	$214,399	$174,001

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 (amounts in tables expressed in thousands of United States dollars, except per share amounts)

NOTE 1.    ORGANIZATION

RenaissanceRe Holdings Ltd. (“RenaissanceRe”, or the “Company”), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•

Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), the Company’s principal reinsurance subsidiary, provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•

The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, such as Top Layer Reinsurance Ltd. (“Top Layer Re”) and Starbound Reinsurance II Limited (“Starbound II”), all recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a minority equity interest in, but controls a majority of the outstanding voting power of DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Minority interest represents the interests of external parties with respect to the net income (loss) and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd. (“RUM”), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•

The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. (“Glencoe Group”). These operating subsidiaries principally include Stonington Insurance Company (“Stonington”), which writes business on an admitted basis, and Glencoe Insurance Ltd. (“Glencoe”) and Lantana Insurance Ltd. (“Lantana”), which write business on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of RenaissanceRe and its wholly owned and majority-owned subsidiaries and DaVinciRe, which are collectively referred to herein as the “Company”. All significant intercompany transactions and balances have been eliminated on consolidation. Certain prior year comparatives have been reclassified to conform to the current year presentation.

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

PREMIUMS AND RELATED EXPENSES

Premiums are recognized as income, net of any applicable reinsurance or retrocessional coverage purchased, over the terms of the related contracts and policies. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Subsequent differences arising on such estimates are recorded in the period in which they are determined. Reserve for unearned premiums represents the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Such reserves are computed by pro-rata methods based on statistical data or reports received from ceding companies. Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon paid losses and case reserves reported in the period. Reinstatement premiums are earned when written.

Acquisition costs, consisting principally of commissions, brokerage and premium tax expenses incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated claims and claim expenses, based on historical and current experience, and anticipated investment income related to those premiums are considered in determining the recoverability of deferred acquisition costs.

CLAIMS AND CLAIM EXPENSES

The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Also, during the past few years, the Company has increased its specialty reinsurance and Individual Risk premiums, but does not have the benefit of a significant amount of its own historical experience in these lines of business. Accordingly, the setting and reserving for incurred losses in these lines of business could be subject to greater variability.

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

INVESTMENTS, CASH AND CASH EQUIVALENTS

Investments in fixed maturities are classified as available for sale and are reported at fair value. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a receivable for investments sold or a payable for investments purchased. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed using the effective yield method. For mortgage-backed securities and other holdings for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. The net unrealized appreciation or depreciation on these investments is included in accumulated other comprehensive income.

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other than temporary. The Company routinely assesses whether declines in the fair value of its available for sale investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company’s intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary decline in the fair value of the security, the cost of the security is written down to its fair value and the unrealized loss at the time of determination is charged to income.

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

DERIVATIVES

The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts in order to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights or obligations, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting. The fair value of the Company’s derivatives are estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models.

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

TAXATION

Income taxes have been provided in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes, on those operations which are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, foreign tax credits, deferred policy acquisition costs, unearned premium reserves, net operating loss carryforwards, goodwill and other intangible assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Uncertain tax positions must meet a more-likely-than-not recognition threshold to be recognized.

VARIABLE INTEREST ENTITIES

The Company accounts for variable interest entities (“VIE”) in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, as revised (“FIN 46(R)”), which requires the consolidation of all VIE’s by the investor that will absorb a majority of the VIE’s expected losses or residual returns. The Company’s subordinated obligation to the capital trust (“Capital Trust”) was determined to be a VIE under FIN 46(R) and was deconsolidated with effect from December 31, 2003. In addition, the Company’s investment in Timicuan Reinsurance Ltd. (“Tim Re”) was determined to be a VIE under FIN 46(R) for a portion of 2006 and was consolidated by the Company as it determined it was the primary beneficiary. Refer to “Note 8. Variable Interest Entities”, for more information.

STOCK INCENTIVE COMPENSATION PLANS

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the twelve months ending December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The adoption of FAS 123(R) did not have a material impact on the Company.

Prior to adopting FAS 123(R), the Company accounted for stock-based compensation under the fair value recognition provisions of FAS 123 with effect from January 1, 2003 for all stock-based employee compensation granted, modified or settled after January 1, 2003 under the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”). Prior to January 1, 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations.

In accordance with the transitional disclosure provisions of FAS 148, the following table sets out the effect on the Company’s net income (loss) and earnings (loss) per share for all reported periods had compensation cost been calculated based upon the fair value method recommended in FAS 123:

Year ended December 31,	2007	2006	2005

Net income (loss) available (attributable) to common shareholders, as reported	$569,575	$761,635	$(281,413)
add: stock-based employee compensation cost included in determination of net income (loss)	23,380	16,596	30,927
less: fair value compensation cost under FAS 123	(23,380)	(16,596)	(32,426)

Pro-forma net income (loss) available (attributable) to common shareholders	$569,575	$761,635	$(282,912)

Earnings (loss) per share
Basic – as reported	$8.08	$10.72	$(3.99)
Basic – pro-forma	$8.08	$10.72	$(4.01)
Diluted – as reported (1)	$7.93	$10.57	$(3.99)
Diluted – pro-forma (1)	$7.93	$10.57	$(4.01)

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Uncertain Tax Positions

In June 2006, the FASB issued FIN 48. FIN 48 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 became effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated statements of operations or financial condition.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of FAS 157 will have a material impact on its statements of operations and financial condition when adopted.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15,

2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company does not expect the adoption of FAS 159 will have a material impact on its statements of operations and financial condition when adopted.

Business Combinations and Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, noncontrolling interests are classified as a component of consolidated shareholders’ equity and ‘minority interest’ accounting is eliminated such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

The Company is currently evaluating the impact of the adoption of FAS 141(R) and FAS 160 on the Company’s statements of operations and financial condition when adopted.

NOTE 3.    INVESTMENTS

The amortized cost, fair value and related unrealized gains and losses on fixed maturity investments are as follows:

At December 31, 2007	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. treasuries and agencies	$1,046,578	$11,401	$—	$1,057,979
Non-U.S. government	63,342	3,154	—	66,496
Corporate	919,243	18,046	—	937,289
Mortgage-backed	1,240,316	11,266	—	1,251,582
Asset-backed	594,423	6,594	—	601,017

	$3,863,902	$50,461	$—	$3,914,363

At December 31, 2006	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. treasuries and agencies	$1,174,520	$5,544	$—	$1,180,064
Non-U.S. government	150,403	4,445	—	154,848
Corporate	980,048	15,362	—	995,410
Mortgage-backed	392,769	4,972	—	397,741
Asset-backed	380,676	3,191	—	383,867

	$3,078,416	$33,514	$—	$3,111,930

During the year ended December 31, 2007, the Company recorded $25.5 million (2006 – $46.4 million, 2005 – $33.2 million) in other than temporary impairment charges which includes credit-related impairment charges of $nil (2006 – $0.1 million, 2005 – $0.5 million). As of December 31, 2007 and 2006, the Company had no fixed maturity investments available for sale in an unrealized loss position.

Contractual maturities of fixed maturity securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. This table does not reflect short term investments.

At December 31, 2007	Amortized cost	Fair value

Due in less than one year	$382,824	$385,497
Due after one through five years	1,302,820	1,323,586
Due after five through ten years	261,911	267,579
Due after ten years	81,608	85,102
Mortgage-backed	1,240,316	1,251,582
Asset-backed	594,423	601,017

Total	$3,863,902	$3,914,363

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,	2007	2006	2005

Fixed maturities	$176,785	$158,516	$127,001
Short term investments	118,483	92,818	34,831
Other investments	105,454	65,668	59,260
Cash and cash equivalents	11,026	8,552	2,477
Dividends on equity investments in reinsurance company	—	317	1,267

	411,748	325,871	224,836
Investment expenses	9,285	7,765	7,584

Net investment income	$402,463	$318,106	$217,252

The analysis of realized gains (losses) and the change in unrealized gains (losses) on investments is as follows:

Year ended December 31,	2007	2006	2005

Gross realized gains	$35,923	$21,034	$87,361
Gross realized losses	(34,630)	(55,498)	(94,323)

Net realized gains (losses) on investments	1,293	(34,464)	(6,962)
Change in unrealized gains (losses)	19,502	20,457	(74,200)

Total realized and change in unrealized losses on investments	$20,795	$(14,007)	$(81,162)

At December 31, 2007, $78.3 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. To support the Company’s letters of credit, our participating operating subsidiaries and joint ventures have pledged shares of Renaissance Investment Holdings Ltd. (“RIHL”) and other securities owned by them as collateral. At December 31, 2007, the Company had pledged RIHL shares and other securities in the amount of $1,174.7 million to support its letters of credit.

Other Investments

The table below shows the Company’s portfolio of other investments:

At December 31,	2007	2006

Private equity partnerships	$301,446	$223,245
Senior secured bank loan funds	158,203	81,428
Hedge funds	126,417	72,439
Non-U.S. fixed income funds	126,252	97,999
Catastrophe bonds	95,535	114,614
Miscellaneous other investments	11	3,104

Total other investments	$807,864	$592,829

Many of the other investments are subject to restrictions on redemptions or sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, the majority of our hedge fund and private equity partnership valuations are reported on a one month or one quarter lag. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $105.5 million (2006 – $65.7 million, 2005 – $59.3 million) of which $47.3 million (2006 – $30.1 million, 2005 – $28.8 million) was related to net unrealized gains.

As of December 31, 2007, the Company has committed capital to private equity partnerships of $436.9 million, of which $276.3 million has been contributed. In addition, the Company has committed capital to a bank loan fund of $150.0 million, of which $75.0 million has been contributed at December 31, 2007. Subsequent to December 31, 2007, the Company funded the remaining $75.0 million commitment.

Investments in Other Ventures, under Equity Method

The table below shows the Company’s portfolio of investments in other ventures, under equity method:

Year ended December 31,	2007			2006
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value

ChannelRe	$119,697	32.7	$—	$119,697	32.7	$160,887
Aladdin	25,500	14.6	25,500	—	—	—
Top Layer Re	13,125	50.0	28,982	13,125	50.0	26,594
Starbound *	—	—	—	28,772	17.8	28,644
Starbound II	19,237	17.1	21,708	—	—	—
Tower Hill	10,000	28.6	14,382	10,000	28.6	10,950

Total investments in other ventures, under equity method	$187,559		$90,572	$171,594		$227,075

*	Effective August 31, 2007, Starbound repurchased the outstanding shares of its investors at book value; as a result, the Company now owns 100% of Starbound and consequently, Starbound became a consolidated entity effective August 31, 2007.

Investments in other ventures, under equity method includes the Company’s investment in ChannelRe Holdings Ltd. (“ChannelRe”) of $nil (2006 – $160.9 million). The Company invested $119.7 million in 2004, representing a 32.7% ownership interest in ChannelRe. During the fourth quarter of 2007, ChannelRe recorded unrealized mark-to-market losses in its portfolio of financial guaranty contracts accounted for as derivatives under GAAP, were in excess of its shareholders’ equity. As a result of these mark-to-market losses, the Company has reduced its carried value of ChannelRe to $nil at December 31, 2007. Investments in other ventures, under equity method also includes an investment in Top Layer Re of

$29.0 million (2006 – $26.6 million) and in Tower Hill Holdings Inc. (“Tower Hill”) of $14.4 million (2006 – $11.0 million). The Company originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively. The equity in (losses) earnings of ChannelRe and Tower Hill are reported one quarter in arrears, except that the Company’s 2007 results reflect an estimated fourth quarter loss from ChannelRe. In May 2007, the Company invested $10.0 million in Starbound II, which represents a 9.8% equity ownership interest in Starbound II and in December 2007 the Company invested an additional $9.2 million in Starbound II which increased the Company’s investment and ownership percentage to $19.2 million and 17.1%, respectively. Investments in other ventures, under equity method also included an investment in Starbound of $28.6 million at December 31, 2006. The Company initially invested $7.5 million in Starbound in May 2006, and in December 2006, and it purchased additional shares from existing shareholders of Starbound for consideration of $21.3 million, representing a 17.8% ownership interest at December 31, 2006. Effective August 31, 2007, Starbound repurchased the outstanding shares of its investors at book value; as a result, the Company now owns 100% of Starbound and consequently, Starbound became a consolidated entity effective August 31, 2007.

During the fourth quarter of 2007, the Company invested $25.5 million in the preferred equity of Aladdin Credit Products Ltd. (“Aladdin”), representing a 14.6% ownership interest.

The table below shows the Company’s equity in (losses) earnings of other ventures, under equity method:

Year ended December 31,	2007	2006	2005

Top Layer Re	$14,949	$12,703	$12,524
Tower Hill	3,432	602	347
Starbound II	2,472	—	—
Starbound	2,289	2,126	—
Channel Re	(151,751)	19,097	15,388

Total equity in (losses) earnings of other ventures	$(128,609)	$34,528	$28,259

Undistributed losses in the Company’s investments in other ventures were $97.0 million at December 31, 2007 (2006 – undistributed earnings $57.7 million).

Refer to “Note 21. Summarized Financial Information of ChannelRe Holdings Ltd. (Unaudited)”, for more information on ChannelRe.

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

The effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred for the years ended December 31, 2007, 2006 and 2005 was as follows:

Year ended December 31,	2007	2006	2005
Premiums written
Direct	$416,642	$451,325	$378,404
Assumed	1,392,995	1,492,322	1,430,724
Ceded	(374,302)	(414,027)	(265,841)

Net	$1,435,335	$1,529,620	$1,543,287

Premiums earned
Direct	$453,729	$464,858	$337,194
Assumed	1,370,997	1,402,109	1,335,525
Ceded	(400,357)	(337,190)	(270,010)

Net	$1,424,369	$1,529,777	$1,402,709

Claims and claim expenses
Gross claims and claim expenses incurred	$563,758	$504,110	$2,204,362
Claims and claim expenses recovered	(84,484)	(57,880)	(568,706)

Net claims and claim expenses incurred	$479,274	$446,230	$1,635,656

The reinsurers with the three largest balances accounted for 19.5%, 17.7% and 10.0%, respectively, of the Company’s losses recoverable balance at December 31, 2007 (2006 – 24.5%, 12.7% and 6.4%, respectively). At December 31, 2007, the Company had an $8.9 million valuation allowance against losses recoverable (2006 – $21.9 million). The three largest company-specific components of the valuation allowance represented 39.4%, 22.5% and 10.5% of the Company’s total valuation allowance at December 31, 2007 (2006 – 14.8%, 13.2% and 8.6%).

NOTE 5.    OTHER SECURED ASSETS AND OTHER SECURED LIABILITIES

Other secured assets and other secured liabilities represent contractual rights and obligations under a purchase agreement, contingent purchase agreement and credit derivatives agreement (collectively, the “Agreements”) with a major bank to sell certain securities within the Company’s catastrophe-linked securities portfolio (“Cat-Linked Securities”). Under the terms of the Agreements, the Company sold its ownership interest in Cat-Linked Securities with a par amount of $88.9 million to the bank for $88.9 million. The Agreements allow the Company to repurchase these securities at par and obligate the Company to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of this transaction, the Company is receiving the spread over LIBOR on the $88.9 million of Cat-Linked Securities, less a financing fee.

The Company accounted for the sale of the Cat-Linked Securities under the Agreements as a secured borrowing with a pledge of collateral under the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”), and accordingly recognized no gain or loss upon the October 22, 2007 transaction date. The credit derivatives agreement is accounted for at fair value with changes in fair value recognized in other income. As a result of the Agreements, the Company reclassified its previously recorded Cat-Linked Securities, recognized an asset which totalled $90.5 million at December 31, 2007, representing the fair value of the pledged collateral and credit derivatives agreement, and recognized an $88.9 million liability, representing its obligation to repurchase the Cat-Linked Securities at par. The Company recognized $2.0 million of other income in its consolidation statements of operations in 2007 from this transaction, representing the spread over LIBOR less the financing fee on the Cat-Linked Securities for the period from October 22, 2007 through December 31, 2007, inclusive of the change in the fair value of the credit derivatives agreement.

Under the terms of the Agreements, the Company may sell other catastrophe-linked securities.

NOTE 6.    RESERVE FOR CLAIMS AND CLAIM EXPENSES

The Company uses statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a loss to the Company and the settlement of the Company’s liability may be many years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported (“IBNR”) reserves to specific case reserves or additional case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in the results of operations in the period in which they become known and are accounted for as changes in estimates. Adjustments to the Company’s claims and claim expense reserves can impact current year net income by either increasing net income if the estimates of prior year claims and claim expense reserves prove to be overstated or by decreasing net income if the estimates of prior year claims and claim expense reserves prove to be insufficient.

The Company’s estimates of claims and claim expenses are also based in part upon the estimation of claims resulting from natural and man-made disasters such as hurricanes, earthquakes, tsunamis, winter storms, terrorist attacks and other catastrophic events. Estimation by the Company of claims resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Additionally, the Company has recently increased its Individual Risk and specialty reinsurance premiums but does not have the benefit of a significant amount of its own historical experience in these lines. Therefore, the Company uses both proprietary and commercially available models, as well as historical reinsurance industry claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2007	2006	2005

Net reserves as of January 1	$1,796,301	$1,941,361	$1,241,610
Net incurred related to:
Current year	712,424	582,788	1,877,118
Prior years	(233,150)	(136,558)	(241,462)

Total net incurred	479,274	446,230	1,635,656

Net paid related to:
Current year	125,816	139,268	596,997
Prior years	304,538	452,022	338,908

Total net paid	430,354	591,290	935,905

Total net reserves as of December 31	1,845,221	1,796,301	1,941,361
Losses recoverable as of December 31	183,275	301,854	673,190

Total gross reserves as of December 31	$2,028,496	$2,098,155	$2,614,551

At December 31, 2007, the prior year favorable development of $233.2 million included $194.4 million attributable to the Company’s Reinsurance segment and $38.8 million attributable to the Company’s Individual risk segment. Within the Company’s Reinsurance segment, the catastrophe reinsurance unit experienced $93.1 million of favorable development on prior years’ estimated ultimate claim reserves, principally as a result of a reduction of the ultimate losses for the 2006 and 2005 accident years as reported claims have come in less than expected. Included in the 2005 accident year is a $19.2 million reduction in net claims and claim expenses associated with hurricanes Katrina, Rita and Wilma. The Company’s specialty reinsurance unit experienced $101.3 million of favorable development in 2007. The favorable development within the Company’s specialty reinsurance unit and Individual Risk segment was principally driven by the application of the Company’s formulaic actuarial reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being better than what was anticipated when setting the initial IBNR reserves.

At December 31, 2006, the prior year favorable development of $136.6 million included $125.2 million attributable to the Company’s Reinsurance segment and $11.3 million attributable to the Company’s Individual Risk segment. The reduction in prior years’ estimated ultimate claim reserves in the Company’s Reinsurance segment was primarily due to lower than expected claims emergence within the Company’s specialty reinsurance unit. The Company’s specialty reinsurance unit experienced $139.2 million of favorable development in 2006 while its catastrophe reinsurance unit experienced $13.9 million of adverse development. The favorable development within the Company’s specialty reinsurance unit and Individual Risk segment was principally driven by the application of the Company’s formulaic reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being better than what was anticipated when setting the initial IBNR reserves. In addition, within the Company’s specialty reinsurance unit $46.0 million of the favorable development was driven by a reduction in carried reserves due to commutations. The adverse development in the Company’s catastrophe reinsurance unit was principally driven by an increase in the Company’s ultimate losses for a U.K. industrial property loss. This loss occurred at the end of 2005 and both the estimate of insured industry losses for the event and the Company’s estimate of its client’s losses from this event increased in 2006.

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

Net claims and claim expenses incurred were reduced by $3.3 million during 2007 (2006 – $5.5 million, 2005 – $4.7 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other (loss) income was decreased by $1.4 million during 2007 (2006 – decreased by $1.0 million, 2005 – increased by $1.3 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $84.1 million are included in reinsurance balances payable at December 31, 2007 (2006 – $104.4 million) and aggregate deposit assets of $nil are included in other assets at December 31, 2007 (2006 – $nil) associated with these contracts.

NOTE 7.    DEBT

In January 2003, the Company issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. In July 2001, the Company issued $150.0 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium; however, the Company has no current intentions of calling the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. The Company was in compliance with the related covenants at December 31, 2007 and 2006. At December 31, 2007, the fair value of the 5.875% Senior Notes was $101.3 million (2006 – $101.1 million) and the fair value of the 7.0% Senior Notes was $151.4 million (2006 – $153.4 million).

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. At December 31, 2007, the initial $100.0 million drawn in 2002 remained outstanding as did an additional borrowing of $100.0 million which was made during 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 6.0% during 2007 (2006 – 5.8%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At December 31, 2007 and 2006, DaVinciRe was in compliance with the covenants under this agreement. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against the Company or its subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility.

During August 2004, the Company amended and restated its committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. Interest rates on the facility are based on a spread above LIBOR. There were no advances outstanding during the year ended December 31, 2007. As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the “Debt to Capital Ratio”) of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth requirements, all as more fully set forth in the agreement. The Company has the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

Interest paid on the above debt and to the Capital Trust totaled $35.5 million, $36.8 million and $27.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 8.    VARIABLE INTEREST ENTITIES

Subordinated Obligation to Capital Trust

In March 1997, the Company issued $100.0 million aggregate liquidation amount of mandatorily redeemable capital securities (“Capital Securities”) through a subsidiary trust holding solely $103.1 million of the Company’s 8.54% junior subordinated debentures due March 1, 2027. The Capital Securities paid cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. The Capital Trust is a wholly owned subsidiary of the Company and was consolidated into the Company’s consolidated financial statements up until the Company’s adoption of FIN 46(R) at December 31, 2003. The Company’s guarantee of the distributions on the Capital Securities issued by the Capital Trust, when taken together with the Company’s obligations under an expense reimbursement agreement with the Capital Trust, provides full and unconditional guarantee of amounts due on the Capital Securities issued by the Capital Trust.

Upon the adoption of FIN 46(R) at December 31, 2003, the Capital Trust was determined to be a variable interest entity and the Company was determined not to be the primary beneficiary of the Capital Trust. Accordingly the Capital Trust was deconsolidated from the Company’s consolidated financial statements at December 31, 2003. As a result, the balance of the Capital Securities, previously classified as minority interest, were classified as a liability. In addition, equity interests in the Capital Trust and purchased Capital Securities held by the Company are included in the Company’s investments. These investments include $15.4 million of Capital Securities purchased by the Company and $3.1 million of common stock issued by the Capital Trust to the Company in March 1997.

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

Timicuan Reinsurance Ltd.

On June 1, 2006, Tim Re, a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors to provide Tim Re with additional capacity to accept property catastrophe excess of loss reinsurance business. Tim Re is a Class 3 Bermuda domiciled reinsurer. The Company ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2006 to Tim Re under a fully-collateralized reinsurance contract in return for an underwriting profit commission. The Class B shareholders participated in substantially all of the profits or losses of Tim Re while the Class B shares remained outstanding. The Class B shares indemnify Tim Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The sale of the Class B shares was considered a reconsideration event under FIN 46(R). In accordance with the provisions of FIN 46(R), Tim Re is considered a variable interest entity and the Company is considered the primary beneficiary. As a result, Tim Re is consolidated by the Company and all significant inter-company transactions have been eliminated. The Class B share capital has been invested by Tim Re in short term investments and is pledged as collateral to the Company in support of obligations arising under the reinsurance contract. Tim Re was required to repurchase the Class B shares subsequent to the end of the exposure period. The Company ceded $27.5 million of premium to Tim Re under an auto facultative retrocessional excess of loss reinsurance contract through December 31, 2006. Effective January 1, 2007, the Company repurchased all of the outstanding Class B shares for $67.6 million, net of a $3.0 million holdback. Subsequent to the repurchase of the Class B shares by the Company, Tim Re remains a consolidated subsidiary, but is no longer considered a variable interest entity.

NOTE 9.    MINORITY INTEREST

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a minority economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2007, 2006 and 2005 is recorded in the consolidated statements of operations as minority interest.

Effective December 31, 2005, DaVinciRe raised $320.6 million of equity capital from new and existing investors, including $50.0 million contributed by the Company. The Company’s ownership in DaVinciRe was 19.7% at December 31, 2005. Effective January 1, 2006, the Company purchased the shares of one of DaVinciRe’s original shareholders for $15.4 million, subject to a true-up for development on outstanding loss reserves after the settlement of all claims relating to the applicable years; increasing the Company’s economic ownership to 22.3%. In addition, on February 1, 2006, DaVinciRe raised an additional $53.9 million of equity capital, diluting the Company’s economic ownership interest to 20.5% for the remainder of 2006 and 2007. The Company continues to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position.

In conjunction with the capital raise, the Company and other DaVinciRe shareholders entered into the second amended and restated shareholders agreement, which provides the shareholders, excluding the Company, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of their desire for DaVinciRe to repurchase up to half of their aggregate number of shares held. Any share repurchases are subject to certain limitations such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, commencing March 1, 2007, if they desire to have DaVinciRe repurchase shares. The redemption rights’ repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to adjustment in future periods for development on outstanding loss reserves after settlement of all claims relating to the applicable years.

On December 31, 2007, the Company, acting in the capacity of an intermediary, purchased the shares of a third party DaVinciRe shareholder for $43.5 million, representing the aggregate the book value of the shares as of December 31, 2007. Subsequently, on January 1, 2008, the Company sold these shares to two existing third party DaVinciRe shareholders for $43.5 million. At December 31, 2007, the Company had a receivable and payable of $43.5 million and $3.5 million, respectively, related to this transaction, which are reflected in other assets and other liabilities, respectively. The Company’s 20.5% ownership interest at December 31, 2007 excludes the impact of this transaction.

NOTE 10.    SHAREHOLDERS’ EQUITY

The aggregate authorized capital of the Company is 325 million shares consisting of 225 million common shares and 100 million preference shares.

The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2007	2006	2005
(thousands of shares)

Issued and outstanding shares – January 1	72,140	71,523	71,029
Shares repurchased	(3,588)	—	(17)
Exercise of options and issuance of restricted stock awards	368	617	511

Issued and outstanding shares – December 31	68,920	72,140	71,523

On August 7, 2003, the Board authorized a share repurchase program of $150.0 million. On August 15, 2007, the Board of Directors increased the Company’s share repurchase program to $500.0 million from the original amount authorized on August 7, 2003. This authorization includes the remaining amounts available under prior authorizations. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2007, $200.1 million of shares (2006 – $nil, 2005 – $0.7 million) were repurchased under this program. Common shares repurchased by the Company are normally cancelled and retired.

In December 2006, the Company raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; in March 2004, the Company raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; in February 2003, the Company raised $100.0 million through the issuance of 4 million Series B Preference Shares at $25 per share; and in November 2001, the Company raised $150.0 million through the issuance of 6 million Series A Preference Shares at $25 per share. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at the Company’s option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60% 6.08% and 7.30% respectively, when, if, and as declared by the Board of Directors. If the Company submits a proposal to its shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, the Company may redeem the Series D, Series C and Series B Preference Shares prior to December 1, 2011, March 23, 2009 and February 4, 2008, respectively, at $26 per share. On December 15, 2006, the Company gave redemption notices to the holders of the Series A Preference Shares to redeem such shares for $25 per share. All of the Series A Preferences Shares have been redeemed for $150.0 million plus accrued and unpaid dividends thereon. The preference shares have no stated maturity and are not convertible into any other securities of the Company. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of the Company.

NOTE 11.    EARNINGS PER SHARE

The Company accounts for its weighted average shares in accordance with FASB Statement No. 128, Earnings per Share (“FAS 128”). The numerator in both the Company’s basic and diluted earnings per share calculations is identical. The following table sets forth the reconciliation of the denominator from basic to diluted weighted average shares outstanding (in thousands of per share amounts):

Year ended December 31,	2007	2006	2005
(thousands of shares)

Weighted average shares – basic	70,520	71,064	70,592
Per share equivalents of employee stock options and restricted shares	1,305	1,009	1,308

Weighted average shares – diluted (1)	71,825	72,073	71,900

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

NOTE 12.    RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

During 2005, the Company made a $10.0 million equity investment in Tower Hill, which is accounted for under the equity method of accounting, and a $5.0 million loan to Tower Hill Insurance Group (“Tower Hill Insurance”), a managing general agency under common ultimate ownership with Tower Hill. The Company has entered into reinsurance agreements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance agreements with respect to business produced by Tower Hill Insurance. These reinsurance agreements included excess of loss reinsurance and four net retained personal property quota share agreements for 2007. For the year ended December 31, 2007, the Company recorded $118.6 million (2006 – $44.6 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates related to the above mentioned contracts, including $65.6 million related to the portfolio transfer of the business from Tower Hill to the Company effective June 1, 2007. Gross premiums earned totaled $71.6 million (2006 – $66.9 million) and expenses incurred were $20.3 million (2006 – $16.3 million) for the year ended December 31, 2007 related to these contracts. For the year ended December 31, 2006, the Company incurred negative commission expense of $2.6 million due to certain contracts being terminated on a cut-off basis. The Company had a net related outstanding receivable balance of $17.4 million as of December 31, 2007 (2006 – $9.2 million).

During 2007, the Company received distributions from Top Layer Re of $12.8 million (2006 – $12.5 million), and a management fee of $2.6 million (2006 – $2.0 million). The management fee reimburses the Company for services it provides to Top Layer Re.

The Company provides ChannelRe with various administrative services. As a result of ChannelRe’s net loss for 2007 and resulting negative shareholder’ equity position, the Company reversed its accrual for profit-based administrative services, resulting in a loss of $2.4 million (2006 – income of $1.3 million) and had an outstanding receivable from ChannelRe of $nil as of December 31, 2007 (2006 – $2.6 million) related to the administrative services noted above.

The Company manages the administration of Starbound II for an administrative fee and a profit commission. During 2007, the Company ceded $65.0 million of premium and $7.1 million of acquisition expenses to Starbound II. In addition, the Company earned $5.4 million in fees and profit commission from Starbound II in 2007. The Company had a net outstanding payable to Starbound II of $21.5 million at December 31, 2007.

During the years ended December 31, 2007, 2006 and 2005, the Company received 91.8%, 90.1% and 89.4%, respectively, of its Reinsurance segment premium assumed from four brokers. Subsidiaries and affiliates of the Benfield Group Limited, Marsh Inc., the Willis Group and AON Corporation accounted for approximately 50.0%, 19.6%, 11.8% and 10.4%, respectively, of gross premiums written for the Reinsurance segment in 2007.

NOTE 13.    DIVIDENDS

Dividends declared and paid on Common Shares amounted to $0.88, $0.84 and $0.80 per common share for the years ended December 31, 2007, 2006 and 2005, respectively.

The total amount of dividends paid to holders of the common shares during 2007, 2006 and 2005 was $62.6 million $60.4 million and $57.0 million, respectively.

NOTE 14.    TAXATION

Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

Glencoe U.S. Holdings Inc. (“Glencoe U.S.”) and its subsidiaries are subject to income taxes imposed by U.S. Federal and state authorities and file a consolidated U.S. tax return. Should the U.S subsidiaries pay a dividend to the Company, withholding taxes would apply to the extent of current year or accumulated earnings and profits. The Company also has operations in Ireland which are also subject to income taxes imposed by the jurisdiction in which they operate.

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

Income tax expense for 2007, 2006 and 2005 is comprised as follows:

Year ended December 31, 2007	Current	Deferred	Total
U.S. federal	$385	$(18,817)	$(18,432)
U.S. state and local	—	—	—

Total income tax expense (benefit)	$385	$(18,817)	$(18,432)

Year ended December 31, 2006
U.S. federal	$935	$—	$935
U.S. state and local	—	—	—

Total income tax expense	$935	$—	$935

Year ended December 31, 2005
U.S. federal	$—	$—	$—
U.S. state and local	—	—	—

Total income tax expense	$—	$—	$—

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2007 and 2006 is as follows:

Year ended December 31,	2007	2006
Expected income tax expense	$7,514	$6,344
Change in valuation allowance	(25,845)	(4,775)
Non-deductible expenses	54	43
Other	(155)	(677)

Income tax (benefit) expense	$(18,432)	$935

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2007	2006

Deferred tax assets
Net operating loss carryforwards	$9,026	$13,352
Unearned premium adjustment	4,240	4,012
Claims reserves, principally due to discounting for tax	4,939	4,574
Goodwill	2,052	2,423
Accrued expenses	2,974	1,892
Other	5,461	5,548

	28,692	31,801

Deferred tax liabilities
Deferred acquisition costs	(4,741)	(2,630)
Fixed asset depreciation	(36)	(241)
Intangible assets	(1,139)	—
Unrealized gains	(1,026)	—

	(6,942)	(2,871)

Net deferred tax asset before valuation allowance	21,750	28,930
Valuation allowance	(3,085)	(28,930)

Net deferred tax asset	$18,665	$—

During 2007, the Company recorded reductions to the valuation allowance of $25.8 million. The Company’s deferred tax asset relates primarily to net operating loss carryforwards and book-tax differences relating to unearned premium reserves, loss reserves, accrued expenses, goodwill and intangible assets. Net operating loss carryforwards are available to offset future taxes payable by the Company’s U.S. subsidiaries. Although the net operating losses, which gave rise to a deferred tax asset, have a carryforward period through 2024, the Company’s U.S. operations generated taxable income for the third consecutive year during the year ended December 31, 2007. Accordingly, the Company believes that it is more likely than not that the deferred tax asset will be realized with limited exceptions and therefore the valuation allowance was reduced in 2007. In addition, the valuation allowance was reduced due primarily to the utilization of net operating loss carryforwards as the Company generated taxable income in the U.S. during 2007.

Net operating loss carryforwards of $23.3 million (2006 – $35.9 million) are available to offset regular taxable U.S. income during the carryforward period. Under applicable law, the U.S. net operating losses expire between 2021 and 2024. All net operating losses for tax years prior to 2001 have been fully utilized. In addition, the Company has an alternative minimum tax (“AMT”) credit carryforward of $1.2 million which can be carried forward indefinitely.

The Company was not liable for and, accordingly, paid no income taxes in the years ended December 31, 2007, 2006 and 2005. However, the Company was liable for and, accordingly, paid $0.4 million, $0.8 million and $nil of AMT in the years ended December 31, 2007, 2006 and 2005, respectively and $0.3 million was refundable at December 31, 2007.

The Company had no unrecognized tax benefits upon adoption of FIN 48 and has no unrecognized tax benefits as of December 31, 2007. Tax years ending December 31, 2004 through December 31, 2006 are open for examination by the Internal Revenue Service.

NOTE 15.    GEOGRAPHIC INFORMATION

The following is a summary of our gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2007	2006	2005

Property catastrophe
United States and Caribbean	$735,322	$792,311	$458,193
Europe	111,702	73,500	105,796
Worldwide (excluding U.S.) (1)	66,392	71,116	59,076
Worldwide	27,577	68,575	54,493
Australia and New Zealand	4,360	2,732	33,266
Other	20,374	23,972	19,472
Specialty reinsurance (2)	287,316	222,049	427,402

Total Reinsurance (3)	1,253,043	1,254,255	1,157,698
Individual Risk (4)	556,594	689,392	651,430

Total gross written premium	$1,809,637	$1,943,647	$1,809,128

(1)	The category Worldwide (excluding U.S.) consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums to date is predominantly from Europe and Japan.

(2)	The category specialty reinsurance consists of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.

(3)	Excludes $37.4 million, $66.9 million and $45.3 million of premium assumed from the Individual Risk segment for the years ended December 31, 2007, 2006 and 2005, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

NOTE 16.    SEGMENT REPORTING

The Company has two reportable segments: Reinsurance and Individual Risk.

The Reinsurance segment consists of: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain other activities of Ventures as described herein. The Reinsurance segment is managed by the President of Renaissance Reinsurance, who leads a team of underwriters, risk modelers and other industry professionals, who have access to our proprietary risk management, underwriting and modeling resources and tools.

The Individual Risk segment includes underwriting that involves understanding the characteristics of the original underlying insurance policy. The Company’s Individual Risk segment is managed by the Chief Executive Officer of the Glencoe Group. The Individual Risk segment currently provides insurance written on both an admitted basis and an excess and surplus lines basis, and also provides reinsurance on a quota share basis.

The Company does not manage its assets by segment and therefore total assets are not allocated to the segments.

Data for the years ended December 31, 2007, 2006 and 2005 is as follows:

Year ended December 31, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total

Gross premiums written	$1,290,420	$556,594	$(37,377)	$—	$1,809,637

Net premiums written	$1,024,493	$410,842		—	$1,435,335

Net premiums earned	$957,661	$466,708		—	$1,424,369
Net claims and claim expenses incurred	241,118	238,156		—	479,274
Acquisition expenses	119,915	135,015		—	254,930
Operational expenses	67,969	42,495		—	110,464

Underwriting income	$528,659	$51,042		—	579,701

Net investment income				402,463	402,463
Equity in earnings of other ventures				(128,609)	(128,609)
Other loss				(37,930)	(37,930)
Interest and preference share dividends				(76,487)	(76,487)
Minority interest – DaVinciRe				(164,396)	(164,396)
Other items, net				(6,460)	(6,460)
Net realized losses on investments				1,293	1,293

Net income available to common shareholders				$(10,126)	$569,575

Net claims and claim expenses incurred – current accident year	$435,495	$276,929			$712,424
Net claims and claim expenses incurred – prior accident years	(194,377)	(38,773)			(233,150)

Net claims and claim expenses incurred – total	$241,118	$238,156			$479,274

Net claims and claim expense ratio – current accident year	45.5%	59.3%			50.0%
Net claims and claim expense ratio – prior accident years	(20.3%)	(8.3%)			(16.4%)

Net claims and claim expense ratio – calendar year	25.2%	51.0%			33.6%
Underwriting expense ratio	19.6%	38.1%			25.7%

Combined ratio	44.8%	89.1%			59.3%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2006	Reinsurance	Individual Risk	Eliminations (1)	Other	Total

Gross premiums written	$1,321,163	$689,392	$(66,908)	$—	$1,943,647

Net premiums written	$1,039,103	$490,517		—	$1,529,620

Net premiums earned	$972,017	$557,760		—	$1,529,777
Net claims and claim expenses incurred	148,052	298,178		—	446,230
Acquisition expenses	115,324	165,373		—	280,697
Operational expenses	72,405	37,181		—	109,586

Underwriting income	$636,236	$57,028		—	693,264

Net investment income				318,106	318,106
Equity in earnings of other ventures				34,528	34,528
Other loss				(3,917)	(3,917)
Interest and preference share dividends				(73,077)	(73,077)
Minority interest – DaVinciRe				(144,159)	(144,159)
Other items, net				(28,646)	(28,646)
Net realized losses on investments				(34,464)	(34,464)

Net income available to common shareholders				$68,371	$761,635

Net claims and claim expenses incurred – current accident year	$273,286	$309,502			$582,788
Net claims and claim expenses incurred – prior accident years	(125,234)	(11,324)			(136,558)

Net claims and claim expenses incurred – total	$148,052	$298,178			$446,230

Net claims and claim expense ratio – current accident year	28.1%	55.5%			38.1%
Net claims and claim expense ratio – prior accident years	(12.9%)	(2.0%)			(8.9%)

Net claims and claim expense ratio – calendar year	15.2%	53.5%			29.2%
Underwriting expense ratio	19.3%	36.3%			25.5%

Combined ratio	34.5%	89.8%			54.7%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2005	Reinsurance	Individual Risk	Eliminations (1)	Other	Total

Gross premiums written	$1,202,975	$651,430	$(45,277)	$—	$1,809,128

Net premiums written	$1,024,010	$519,277		—	$1,543,287

Net premiums earned	$947,389	$455,320		—	$1,402,709
Net claims and claim expenses incurred	1,252,644	383,012		—	1,635,656
Acquisition expenses	92,763	144,831		—	237,594
Operational expenses	63,522	22,316		—	85,838

Underwriting loss	$(461,540)	$(94,839)		—	(556,379)

Net investment income				217,252	217,252
Equity in earnings of other ventures				28,259	28,259
Other income				9,466	9,466
Interest and preference share dividends				(62,868)	(62,868)
Minority interest – DaVinciRe				156,449	156,449
Other items, net				(66,630)	(66,630)
Net realized losses on investments				(6,962)	(6,962)

Net income (loss) available (attributable) to common shareholders				$274,966	$(281,413)

Net claims and claim expenses incurred – current accident year	$1,483,981	$393,137			$1,877,118
Net claims and claim expenses incurred – prior accident years	(231,337)	(10,125)			(241,462)

Net claims and claim expenses incurred – total	$1,252,644	$383,012			$1,635,656

Net claims and claim expense ratio – current accident year	156.6%	86.3%			133.8%
Net claims and claim expense ratio – prior accident years	(24.4%)	(2.2%)			(17.2%)

Net claims and claim expense ratio – calendar year	132.2%	84.1%			116.6%
Underwriting expense ratio	16.5%	36.7%			23.1%

Combined ratio	148.7%	120.8%			139.7%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

NOTE 17.    STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company has a stock incentive plan (the “2001 Stock Incentive Plan”) under which all employees of the Company and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company’s 2001 Stock Incentive Plan generally allows for the purchase of the Company’s common shares at a price that is equal to the fair market value of the Company’s common shares as of the grant effective date. Options to purchase common shares are granted periodically by the Board of Directors, generally vest over four years and generally expire ten years from the date of grant. Restricted common shares are granted periodically by the Board of Directors and generally vest ratably over a four or five year period. In addition, awards granted under the Company’s prior 1993 stock incentive plan remain outstanding, with terms similar to the 2001 Stock Incentive Plan. The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock to the Company’s non-employee directors.

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

In August 2004, the Company’s shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the “Premium Option Plan”) under which 6.0 million common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan. On August 15, 2007, the Company terminated the Premium Option Plan, such that no further option grants will be made thereunder. However, options outstanding at the time of the termination will, unless otherwise subsequently amended pursuant to the terms of the Premium Option Plan, remain outstanding and unmodified until they expire, subject to the terms of the Premium Option Plan and any applicable award agreement. The Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum 4-year cliff vesting (subject to waiver by the compensation committee of the Board of Directors), and no discretionary repricing. The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of a change in control. Grantees under the Premium Option Plan must satisfy performance criteria which are determined by the Company’s Compensation Committee. Other terms are substantially similar to the 2001 Stock Incentive Plan.

Valuation Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average-assumptions for all awards issued in each respective year:

	Option Grants
Year ended December 31,	2007	2006	2005
Expected Volatility	21%	24%	22%
Expected Term (in years)	5	5	5
Expected Dividend Yield	1.7%	1.9%	1.9%
Risk-Free Interest Rate	4.5%	4.7%	4.3%

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

Summary of Stock Compensation Activity:

The following is a summary of activity under the Company’s existing stock compensation plans for the years ending December 31, 2005, 2006 and 2007, respectively:

2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2004	4,505,987	$35.56
Options granted	546,594	40.33	$8.61			$37.51 – $49.10
Options forfeited	(108,940)	47.53
Options expired	(612,662)	50.70
Options exercised	(1,179,799)	29.11			$20,567.4

Balance, December 31, 2005	3,151,180	35.44

Options granted	981,958	43.76	$10.60			$42.66 – $51.16
Options granted, at lower than market price (1)	37,964	0.01	$55.30			$ 0.01
Options forfeited	(107,461)	47.47
Options expired	(44,523)	52.93
Options exercised	(592,315)	31.95			$10,940.3

Balance, December 31, 2006	3,426,803	37.43			$77,333.7	$ 0.01 – $53.96

Options granted	755,586	51.51	$12.71			$51.13 – $59.66
Options forfeited	(18,092)	45.90
Options expired	—	—
Options exercised	(191,649)	27.12			$5,900.9

Balance, December 31, 2007	3,972,648	40.57		6.4	$77,749.2	$ 0.01 – $59.66

Total options exercisable at December 31, 2007	2,154,266	$35.20		4.7	$53,736.2	$10.78 – $53.19

(1)	These options were issued as replacement options to the employees of a subsidiary at the time the Company purchased the remaining minority interest in the subsidiary. The options were issued as vested and immediately exercisable under the terms of the original options.

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2004	5,206,000	$80.18			$—
Options granted	300,000	73.06	$5.68			$73.06
Options forfeited	(332,000)	74.24
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2005	5,174,000	$80.15			$—

Options granted	—	$—
Options forfeited	(1,400,000)	74.24
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2006	3,774,000	$82.34			$—	$73.06 – $98.98

Options granted	—	$—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2007 (1)	3,774,000	$82.34			$—	$73.06 – $98.98
Total options exercisable at December 31, 2007 (1)	2,500,000	$86.61		6.7	$—	$74.24 – $98.98

(1)	The Premium Option Plan was terminated at the August 2007 Board of Directors meeting and consequently, the shares available for grant under the plan is zero.

Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant-dated fair value	Number of shares	Weighted average grant-dated fair value	Number of shares	Weighted average grant-dated fair value
Nonvested at December 31, 2004	700,267	$41.64	19,296	$48.71	719,563	$41.83
Awards granted	288,439	42.41	16,825	47.54	305,264	42.69
Awards vested	(288,848)	34.76	(8,598)	47.32	(297,446)	35.12
Awards canceled/expired/forfeited	(68,266)	43.85	—	—	(68,266)	43.85

Nonvested at December 31, 2005	631,592	$44.90	27,523	$48.43	659,115	$45.05
Awards granted	502,234	$44.88	24,625	$44.67	526,859	$44.87
Awards vested	(207,905)	44.65	(13,157)	48.12	(221,062)	44.86
Awards canceled/expired/forfeited	(37,165)	46.14	—	—	(37,165)	46.14

Nonvested at December 31, 2006	888,756	$44.90	38,991	$46.16	927,747	$44.95
Awards granted	307,251	$51.80	23,183	$51.75	330,434	$51.80
Awards vested	(315,916)	45.55	(16,971)	47.14	(332,887)	45.63
Awards canceled/expired/forfeited	(16,959)	44.98	—	—	(16,959)	44.98

Nonvested at December 31, 2007	863,132	$47.11	45,203	$48.65	908,335	$47.19

Shares available for issuance under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan totaled 3.0 million at December 31, 2007. The total fair value of shares vested during the year ended December 31, 2007 was $17.4 million (2006 – $10.5 million, 2005 – $13.8 million). Cash in the amount of $0.5 million was received from employees as a result of employee stock option exercises during the year ended December 31, 2007 (2006 – $0.5 million, 2005 – $0.6 million). In connection with these exercises there was no tax benefit realized by the Company. The Company issues new shares upon the exercise of an option.

As of December 31, 2007, there was $26.8 million of total unrecognized compensation cost related to restricted shares and $15.2 million related to stock options expense which will be recognized during the next 2.2 years.

All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $1.7 million to its defined contribution pension plans in 2007 (2006 – $1.7 million, 2005 – $1.3 million).

NOTE 18.    STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (“the Act”), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2007, the statutory capital and surplus of the Bermuda subsidiaries was $3.3 billion (2006 – $3.1 billion) and the amount required to be maintained under Bermuda law was $578.3 million (2006 – $597.9 million).

Under the Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and are therefore restricted as to the payment of dividends in the amount of 25% of the prior year’s statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. During 2007, Renaissance Reinsurance declared aggregate cash dividends to the Company of $547.8 million (2006 – $349.1 million) and DaVinci declared aggregate cash dividends of $28.1 million (2006 – $nil).

Under the Act, Glencoe is classified as a Class 3 insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum amount of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met. Glencoe did not declare aggregate cash dividends in 2007 or 2006.

Further to the publication of a consultation paper on internal models and the proposed Bermuda Solvency Capital Requirement, anticipated to be enacted in 2008 or 2009 by the BMA, the calculation of the Company’s capital requirements may be impacted.

The Company’s principal U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2007, the statutory capital and surplus of Stonington was $114.1 million (2006 – $93.8 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without commissioner approval.

NOTE 19.    DERIVATIVE INSTRUMENTS, COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2007. See “Note 4. Ceded Reinsurance”, for information with respect to losses recoverable.

DERIVATIVES

The Company’s guidelines permit, subject to approval, investments in derivative instruments such as futures, forward contracts and swap agreements, which may be used to assume risk or for hedging purposes. The Company’s primary derivative positions include:

Credit Derivatives

The Company enters into short positions in credit derivatives. The fair value of these instruments is obtained through the use of industry valuation models. The fair value of these credit derivatives, as recognized in other liabilities in the Company’s balance sheet, at December 31, 2007 was a liability of $0.1 million (2006 – $1.9 million). During 2007, the Company recorded credit derivative gains of $0.5 million (2006 – loss of $0.6 million, 2005 – loss of $2.7 million), which are included in other (loss) income and represents net settlements and changes in the fair value of these credit derivatives.

Energy and Weather-Related Derivatives

The Company sells certain derivative financial products primarily to address weather risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives is linked to weather, other natural phenomena, or products or indices linked in part to such phenomena, such as heating and cooling degree days, precipitation, energy production and prices, and commodities. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $15.9 million and $21.1 million, respectively (2006 – $10.4 million and $10.3 million, respectively). During 2007, the Company recorded losses related to these derivatives of $1.1 million (2006 – $2.2 million, 2005 – $0.4 million) which are included in other (loss) income and represents net settlements and changes in the fair value of these contracts.

Foreign Currency Derivatives

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company uses foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company also uses foreign currency forward contracts and other foreign exchange derivatives to decrease exposure to non-U.S. dollar investments. Foreign currency derivative contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. The change in fair value of these contracts related to the Company’s underwriting operations was a gain of $3.6 million for the year ended December 31, 2007 (2006 – gain of $8.3 million). For the year ended December 31, 2007, the Company recorded a loss of $15.1 million (2006 – loss of $13.1 million, 2005 – gain of $34.0 million) related to its foreign currency forward contracts entered into to economically hedge the Company’s non-U.S. dollar investments.

Platinum Warrant

The Company holds a warrant to purchase up to 2.5 million common shares of Platinum Underwriters Holding Ltd. (“Platinum”) for $27.00 per share. The Company has recorded its investment in the Platinum warrant at fair value. At December 31, 2007, the fair value of the warrant was $30.5 million (2006 – $25.0 million). The fair value of the warrant is estimated using the Black-Scholes option pricing model. For the year ended December 31, 2007, income of $5.5 million (2006 – loss of $1.7 million 2005 – loss of $0.7 million) was recorded in other (loss) income representing the change in the fair value of the warrant.

Reinsurance Derivatives

The Company assumes and cedes reinsurance contracts that are accounted for as derivatives under GAAP. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $4.6 million and $0.6 million, respectively (2006 – $29.7 million and $31.3 million, respectively). During 2007, the Company recorded losses of $36.8 million (2006 – $6.0 million, 2005 – $1.1 million) which are included in other (loss) income and represents net settlements and changes in the fair value of these contracts.

The Company has also entered into Agreements with a major bank to sell certain securities within the Company’s Cat-Linked Securities, while retaining the underlying risk through a credit derivatives agreement. Please refer to “Note 5. Other Secured Assets and Other Secured Liabilities” for additional information.

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

LETTERS OF CREDIT AND OTHER COMMITMENTS

At December 31, 2007, the Company’s banks have issued letters of credit of approximately $1,020.8 million in favor of certain ceding companies. In connection with our Top Layer Re joint venture, the Company has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts. The Company’s principal letter of credit facility contains certain financial covenants. The Company was in compliance with these covenants at December 31, 2007 and 2006.

INDEMNIFICATIONS AND WARRANTIES

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.

OPERATING LEASES

The Company and its subsidiaries lease office space under operating leases which expire at various dates through 2019. Future minimum lease payments under existing operating leases are expected to be as follows:

Year ended December 31,	Minimum lease payments

2008	$6,046
2009	5,715
2010	5,400
2011	4,659
2012	4,229
After 2012	13,753

$39,802

CAPITAL LEASE

During the fourth quarter of 2007, the Company entered into a capital lease transaction as defined by FASB Statement No. 13 Accounting for Leases (“FAS 13”), committing the Company to lease office space in Bermuda. The property under capital lease is currently under construction and the Company currently expects the lease to commence and, therefore, begin making lease payments in mid-2008. The initial lease term is for 20 years, with a bargain renewal option for an additional 30 years. The future minimum lease payments, excluding the bargain renewal option, are estimated to be $50.8 million in the aggregate as follows:

Year ended December 31,	Minimum lease payments

2008	$1,209
2009	2,417
2010	2,417
2011	2,417
2012	2,417
After 2012	39,904

$50,781

LITIGATION

The Company received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products. The subpoenas from the SEC and the United States Attorney’s Office also related to its business practice review and its determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, the Company understand that certain of its customers or reinsurers may have been asked to provide or have provided documents and information in the framework of the ongoing industry-wide investigations with respect to contracts to which the Company is a party.

On February 6, 2007, the Company announced that the SEC had accepted its offer of settlement to the SEC to resolve the SEC’s investigation. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. Pursuant to the settlement, the Company consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and to pay disgorgement of $1 and a civil penalty of $15.0 million. In accordance with the terms of the settlement agreement, the Company retained an independent consultant to review certain of its internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of its Board of Directors and certain additional procedures performed by its auditors in connection with their audit of its financial statements for the fiscal year ended December 31, 2004. The amount of the monetary penalty discussed above was provided for in 2005. While the Company will strive to fully comply with the settlement agreement with the SEC, it is possible the Company will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant may take issue with its cooperation despite its efforts. Any such failure to comply with the settlement agreement or any such perception that the Company has failed to comply, could adversely affect the Company, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York (the “Court”) against James N. Stanard, its former Chairman and Chief Executive Officer, Martin J. Merritt, its former controller, and Michael W. Cash, a former officer of RenaissanceRe, charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeking permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company.

In October 2006, Mr. Merritt, without admitting or denying the allegations in the SEC’s complaint, consented to a partial final judgment that permanently enjoins him from violating or aiding or abetting future violations of the federal securities laws, bars him from serving as an officer or director of a public company, and defers the determination of civil penalties and disgorgement to a later date. In addition, Mr. Merritt agreed to an SEC administrative order barring him from appearing or practicing before the SEC as an accountant under Rule 102(e) of the SEC’s Rules of Practice. In November 2007, Mr. Cash, without admitting or denying the allegations in the SEC’s complaint, consented to a final consent judgment that permanently enjoins him from violating the antifraud and internal controls provisions of the federal securities laws and from aiding and abetting violations of the record-keeping and reporting provisions; requires him to pay a civil penalty of $130,000; and bars him from serving as an officer or director of a public company for five years.

Based on publicly available court records, the civil litigation between the SEC and Mr. Stanard, to which we are not a party, is currently scheduled to go to trial in September 2008. This ongoing matter could give rise to additional costs, distractions, or impacts to the Company’s reputation. It is possible that the ongoing investigation into its former officers could give rise to additional investigations or proceedings being commenced against us and/or its current or former senior executives in connection with these matters, which could be criminal or civil. While the Company intends to continue to cooperate with the ongoing investigations, the Company is unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on its business, including as to its senior management team.

Beginning in July 2005, several putative class actions were filed in the United States District Court for the Southern District of New York in respect of the Company. In December 2005, these actions were consolidated and, in February 2006, the plaintiffs filed a Consolidated Amended Complaint, purportedly on behalf of all persons who purchased and/or acquired its publicly traded securities between April 22, 2003 and July 25, 2005. The Consolidated Amended Complaint, which was amended in December 2006, named as defendants, in addition to the Company, certain of the Company’s former officers (Messrs. Stanard, Riker, Lummis, Cash and Merritt) and alleged that the Company and the other named defendants violated the U.S. federal securities laws by making material misstatements and failing to state material facts about its business and financial condition in, among other things, SEC filings and public statements.

On April 13, 2007, the Company executed a Stipulation of Settlement in which the Company agreed to settle the claims alleged in the Consolidated Amended Complaint, as amended. Pursuant to the terms of the stipulation, the Company did not make any admission of liability, and the Company continues to deny any and all liability in connection with the allegations of the Consolidated Amended Complaint, as amended. After hearing the plaintiff’s motion for final approval of the settlement on January 11, 2008, the Court granted final approval of the settlement on January 18, 2008 and determined that the settlement was fair, reasonable and adequate and that the claims against the Company and other defendants should be dismissed with prejudice. An order and final judgment approving the settlement was entered by the Court on January 30, 2008. The total amount to be paid in settlement of the claims is $13.5 million. A portion of this amount is expected to be offset by insurance recoveries. These amounts have been provided for in the Company’s financial statements. The settlement provides for the full release of all parties, including us and certain of its present and former directors and officers, including without limitation the defendants who were named in the suits.

The Company’s operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company’s primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from the Company’s business ventures. Any such litigation or arbitration contains an element of uncertainty, and the Company believes the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, the Company believes that no individual, normal course litigation or arbitration to which the Company is presently a party is likely to have a material adverse effect on its financial condition, business or operations.

NOTE 20.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Gross premium written	$632,729	$748,392	$845,860	$742,551	$208,821	$257,752	$122,227	$194,952

Net premiums written	$571,027	$697,835	$609,842	$512,244	$149,163	$162,695	$105,303	$156,846

Net premiums earned	362,618	$351,672	$358,454	$430,941	$367,057	$367,076	$336,240	$380,088
Net investment income	108,015	80,434	118,140	74,012	95,594	80,427	80,714	83,233
Net foreign exchange gains (losses)	5,167	3,023	(373)	(2,441)	(5,424)	(2,160)	4,598	(1,715)
Equity in earnings (losses) of other ventures	10,701	6,552	9,675	9,221	(23,986)	10,131	(124,999)	8,624
Other (loss) income	(2,203)	(1,679)	(5,498)	(84)	(10,008)	2,006	(20,221)	(4,160)
Net realized gains (losses) on investments	4,085	(16,756)	(11,566)	(24,348)	1,592	4,151	7,182	2,489

Total revenues	488,383	423,246	468,832	487,301	424,825	461,631	283,514	468,559

Net claims and claim expenses incurred	145,992	99,178	138,854	207,336	131,700	42,436	62,728	97,280
Acquisition costs	63,729	68,814	59,509	74,597	63,719	63,998	67,973	73,288
Operational expenses	28,524	20,931	26,527	29,056	27,126	27,364	28,287	32,235
Corporate expenses	7,004	5,739	4,927	5,571	7,158	5,121	9,771	7,987
Interest expense	11,979	9,301	7,195	10,370	7,226	9,492	7,226	8,439

Total expenses	257,228	203,963	237,012	326,930	236,929	148,411	175,985	219,229

Income before minority interest and taxes	231,155	219,283	231,820	160,371	187,896	313,220	107,529	249,330
Minority interest – DaVinciRe	(29,107)	(31,457)	(37,399)	(21,207)	(43,820)	(52,830)	(54,070)	(38,665)

Income before taxes	202,048	187,826	194,421	139,164	144,076	260,390	53,459	210,665
Income tax (expense) benefit	(107)	(183)	(680)	(94)	(101)	(616)	19,320	(42)

Net income	201,941	187,643	193,741	139,070	143,975	259,774	72,779	210,623
Dividends on preference shares	(11,136)	(8,663)	(10,575)	(8,662)	(10,575)	(8,662)	(10,575)	(9,488)

Net income available to common shareholders	$190,805	$178,980	$183,166	$130,408	$133,400	$251,112	$62,204	$201,135

Earnings per common share – basic	$2.68	$2.52	$2.57	$1.84	$1.89	$3.53	$0.90	$2.83
Earnings per common share – diluted	$2.63	$2.49	$2.53	$1.81	$1.85	$3.48	$0.88	$2.78
Weighted average shares – basic	71,281	70,935	71,259	71,049	70,575	71,093	68,966	71,178
Weighted average shares – diluted	72,514	71,786	72,430	71,926	71,945	72,115	70,413	72,467
Claims and claim expense ratio	40.2%	28.2%	38.7%	48.1%	35.9%	11.6%	18.7%	25.6%
Underwriting expense ratio	25.4%	25.5%	24.0%	24.1%	24.7%	24.9%	28.6%	27.8%

Combined ratio	65.6%	53.7%	62.7%	72.2%	60.6%	36.5%	47.3%	53.4%

The Company’s consolidated statements of operations for the quarter ending December 31, 2007 include the following items: 1) A negative impact of $131.2 million relating to a loss in equity in (losses) earnings of other ventures from the reduction in the Company’s carried value of its investment in ChannelRe from $126.7 million at September 30, 2007 to $nil at December 31, 2007, driven by ChannelRe’s fourth quarter estimate of unrealized mark-to-market losses in its portfolio of financial guaranty contracts accounted for as derivatives under GAAP; 2) A positive impact of $106.8 million relating to favorable development on prior year reserves; 3) A negative impact of $55.0 million relating to net claims and claim expenses from sub-prime related underwriting exposures in the Company’s Reinsurance segment; and 4) A positive impact of $19.3 million relating to the reduction in the Company’s valuation allowance for its net deferred tax assets.

NOTE 21.    SUMMARIZED FINANCIAL INFORMATION OF CHANNELRE HOLDINGS LTD.

The following tables provide summarized financial information for ChannelRe, which is accounted for using the equity method of accounting, for 2007, 2006 and 2005. The Company calculates its proportionate share in the equity of ChannelRe one quarter in arrears, except for 2007, which includes ChannelRe’s estimated loss for the fourth quarter of 2007 due to significant net unrealized mark-to-market losses on credit derivatives and other credit-related products issued by ChannelRe. The summary information provided below is for the twelve months ended September 30, 2007, 2006 and 2005, respectively.

As at September 30,	2007	2006	2005

Balance Sheet Data

Total investments available for sale	$637,890	$624,389	$578,944
Cash and cash equivalents	18,990	10,052	5,083
Deferred acquisition costs	38,420	42,537	48,217
Derivative assets	20,000	335	1,024
Other assets	10,458	8,330	7,292

Total assets	$725,758	$685,643	$640,560

Deferred premium revenue	$150,678	$166,659	$187,352
Loss and loss adjustment expenses reserves	28,245	19,317	13,544
Derivative liabilities	110,669	—	—
Other liabilities	6,840	7,690	5,068

Total liabilities	296,432	193,666	205,964

Minority interest	119,815	137,301	121,285
Shareholders’ equity	309,511	354,676	313,311

Total liabilities, minority interest and shareholders’ equity	$725,758	$685,643	$640,560

Twelve months ended September 30,	2007	2006	2005

Statement of Operations Data

Premiums earned	$64,026	$68,397	$63,714
Net investment income	29,430	24,108	18,290
Net realized (losses) gains on derivative instruments and foreign exchange	(89,323)	(595)	887
Net realized losses on investments	(239)	(887)	(899)

Total revenues	3,894	91,023	81,992

Losses incurred	11,638	6,945	10,120
Acquisition costs	16,541	17,652	16,369
Other expenses	4,529	8,013	8,455

Total expenses	32,708	32,610	34,944

Minority interest	8,043	(16,303)	(13,133)

Net (loss) income available to common shareholders	$(20,771)	$42,110	$33,915

During the fourth quarter of 2007, based on unaudited information, ChannelRe has informed the Company that it expects to report a net loss for the twelve months ending December 31, 2007, that will result in negative shareholders’ equity. As a result, the Company has reduced its carrying value of ChannelRe to $nil at December 31, 2007.

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) entitled Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, (“FAS 60”). The ED clarifies how FAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodologies to account for premium revenue and claim liabilities, as well as related disclosures. In addition, this proposed ED would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance contracts priced on an installment basis by requiring that the present value of all contractual premiums due under such contracts, currently or in the future, be recorded on ChannelRe’s balance sheet as premiums receivable. Under current industry practice such premiums are reflected when due.

The comment period for the ED expired on June 18, 2007. A meeting between the FASB and interested parties who provided comments on the ED occurred in September 2007. Since the meeting, the FASB Staff has continued to deliberate the matters raised in the comment letters and at the meeting. Currently the ED is due to be effective for fiscal years beginning after December 15, 2007 and the cumulative effect of initially applying the final statement would be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. ChannelRe is in the process of evaluating how the ED will impact its financial statements.

NOTE 22.    SUBSEQUENT EVENT

Subsequent to December 31, 2007 and through February 12, 2008, the Company repurchased 3.2 million of its common shares at an aggregate cost of $186.4 million and at an average share price of $57.46. At February 12, 2008, $190.9 million remained available for repurchase under the Company’s share repurchase program.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 21, 2008; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2007. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 21, 2008

SCHEDULE I

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(MILLIONS OF UNITED STATES DOLLARS)

	Year ended December 31, 2007
	Amortized Cost	Market Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturities
U.S. treasuries and agencies	$1,046.6	$1,058.0	$1,058.0
Non-U.S. government bonds	63.3	66.5	66.5
Corporate securities	919.2	937.3	937.3
Mortgage-backed securities	1,240.4	1,251.6	1,251.6
Asset-backed securities	594.4	601.0	601.0

Total fixed maturities	3,863.9	3,914.4	3,914.4

Short term investments	1,821.5	1,821.5	1,821.5
Other investments	807.9	807.9	807.9
Investments in other ventures, under equity method	90.6	90.6	90.6

Total investments	$6,583.9	$6,634.3	$6,634.3

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RENAISSANCERE HOLDINGS LTD.

BALANCE SHEETS

AT DECEMBER 31, 2007 AND 2006

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2007	2006
Assets:
Investments and cash
Fixed maturity investments, available for sale, at fair value	$60,920	$15,370
Short term investments, at fair value	377,619	546,892
Other investments	—	3,093
Investments in other ventures, under equity method	—	160,887

Total investments	438,539	726,242
Cash and cash equivalents	9,290	11,961
Investments in subsidiaries	3,049,933	2,744,037
Due from subsidiaries	156,500	132,360
Accrued investment income	2,134	1,657
Other assets	94,415	50,000

Total Assets	$3,750,811	$3,666,257

Liabilities and Shareholders’ Equity:
Liabilities:
Notes and bank loans payable	$250,000	$250,000
Subordinated obligation to capital trust	—	103,093
Contributions due to subsidiaries	275	—
Other liabilities	23,033	32,667

Total Liabilities	273,308	385,760

Shareholders’ Equity:
Preference Shares: $1.00 par value – 26,000,000 shares issued and outstanding at December 31, 2007 (2006 – 32,000,000)	650,000	800,000
Common Shares: $1.00 par value – 68,920,319 shares issued and outstanding at December 31, 2007 (2006 – 72,140,045 shares)	68,920	72,140
Additional paid-in capital	107,867	284,123
Accumulated other comprehensive income	44,719	25,217
Retained earnings	2,605,997	2,099,017

Total Shareholders’ Equity	3,477,503	3,280,497

Total Liabilities and Shareholders’ Equity	$3,750,811	$3,666,257

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2007	2006	2005
Revenues
Net investment income	$23,770	$16,455	$44,543
Net foreign exchange gains	—	—	11,270
Net realized losses on investments	(182)	—	—
Other (loss) income	(145,596)	17,997	14,696

Total revenues	(122,008)	34,452	70,509

Expenses
Interest expense	21,193	28,767	23,981
Operating and corporate expenses	18,420	37,890	70,605

Total expenses	39,613	66,657	94,586

Loss before equity in net income (loss) of subsidiaries & taxes	(161,621)	(32,205)	(24,077)
Equity in net income (loss) of subsidiaries	774,057	829,315	(222,686)

Net income (loss) before taxes	612,436	797,110	(246,763)
Income tax expense	—	—	—

Net income (loss)	612,436	797,110	(246,763)
Dividends on preference shares	(42,861)	(35,475)	(34,650)

Net income (loss) available (attributable) to common shareholders	$569,575	$761,635	$(281,413)

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2007	2006	2005
Cash flows used in operating activities:
Net income (loss)	$612,436	$797,110	$(246,763)
Less: equity in net income (loss) of subsidiaries	774,057	829,315	(222,686)

	(161,621)	(32,205)	(24,077)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net unrealized (gains) losses included in other income	(5,780)	1,687	692
Equity in undistributed losses (earnings) of other ventures	151,751	(19,097)	(15,388)
Net realized losses (gains)	182	—	(35,901)
Other	11,096	11,291	34,041

Net cash used in operating activities	(4,372)	(38,324)	(40,633)

Cash flows provided by (used in) investing activities:
Proceeds from maturities and sales of investments available for sale	15,370	—	663,623
Purchase of investments available for sale	(59,733)	—	(485,141)
Contributions due to subsidiaries	(63,489)	(93,312)	(445,477)
Dividends from subsidiaries	547,785	406,010	433,780
Net sales (purchases) of short term investments	169,273	(190,480)	(290,972)
Net sales of other investments	3,093	—	—
Proceeds from sale of equity investments in reinsurance company	—	—	114,021
Purchase of investments in other ventures	12,262	—	—
Due from subsidiary	(24,140)	(132,360)	—

Net cash provided by (used in) investing activities	600,421	(10,142)	(10,166)

Cash flows (used in) provided by financing activities:
Dividends paid – Common Shares	(62,595)	(60,413)	(56,978)
Dividends paid – Preference Shares	(42,861)	(34,650)	(34,650)
RenaissanceRe common share repurchase	(200,171)	—	—
Redemption of Series A preference shares	(150,000)	—	—
Repayment of debt	—	(150,000)	—
Issuance of debt	—	—	150,000
Repayment of subordinated obligation to Capital Trust	(103,093)	—	—
Issuance of Preference Shares, net of expenses	—	291,127	—
Third party DaVinciRe share repurchase	(40,000)	—	—

Net cash (used in) provided by financing activities	(598,720)	46,064	58,372

Net (decrease) increase in cash and cash equivalents	(2,671)	(2,402)	7,573

Cash and cash equivalents, beginning of year	11,961	14,363	6,790

Cash and cash equivalents, end of year	$9,290	$11,961	$14,363

SCHEDULE III

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2007			Year ended December 31, 2007
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$57,596	$1,418,727	$352,822	$957,661	$—	$241,118	$119,915	$67,969	$1,024,493
Individual Risk	46,616	609,769	210,514	466,708	—	238,156	135,015	42,495	410,842
Other	—	—	—	—	402,463	—	—	—	—

Total	$104,212	$2,028,496	$563,336	$1,424,369	$402,463	$479,274	$254,930	$110,464	$1,435,335

	December 31, 2006			Year ended December 31, 2006
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$37,583	$1,469,251	$286,410	$972,017	$—	$148,052	$115,324	$72,405	$1,039,103
Individual Risk	69,335	628,904	292,014	557,760	—	298,178	165,373	37,181	490,517
Other	—	—	—	—	318,106	—	—	—	—

Total	$106,918	$2,098,155	$578,424	$1,529,777	$318,106	$446,230	$280,697	$109,586	$1,529,620

	December 31, 2005			Year ended December 31, 2005
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$26,594	$2,019,454	$176,107	$947,389	$—	$1,252,644	$92,763	$63,522	$1,024,010
Individual Risk	81,357	595,097	325,637	455,320	—	383,012	144,831	22,316	519,277
Other	—	—	—	—	217,252	—	—	—	—

Total	$107,951	$2,614,551	$501,744	$1,402,709	$217,252	$1,635,656	$237,594	$85,838	$1,543,287

SCHEDULE IV

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE

(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2007
Property and liability premiums written	$416,642	$374,302	$1,392,995	$1,435,335	97%

Year ended December 31, 2006
Property and liability premiums written	$451,325	$414,027	$1,492,322	$1,529,620	98%

Year ended December 31, 2005
Property and liability premiums written	$378,404	$265,841	$1,430,724	$1,543,287	93%

SCHEDULE VI

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION CONCERNING

PROPERTY/CASUALTY INSURANCE OPERATIONS

(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Unpaid Claims and Claim Expenses	Discount, if any, deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2007	$104,212	$2,028,496	$ —	$563,336	$1,424,369	$402,463

Year ended December 31, 2006	$106,918	$2,098,155	$ —	$578,424	$1,529,777	$318,106

Year ended December 31, 2005	$107,951	$2,614,551	$ —	$501,744	$1,402,709	$217,252

	Claims and Claim Expense Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2007	$712,424	$(233,150)	$254,930	$430,354	$1,435,335

Year ended December 31, 2006	$582,788	$(136,558)	$280,697	$591,290	$1,529,620

Year ended December 31, 2005	$1,877,118	$(241,462)	$237,594	$935,905	$1,543,287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

RenaissanceRe Holdings Ltd.

Exhibits
1.	The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2.	The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form 10-K.

3.	Exhibits

3.1	Memorandum of Association.(1)

3.2	Amended and Restated Bye-Laws.(2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.(3)

3.4	Specimen Common Share certificate.(1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(4)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie.(5)

10.3	Amendment No. 1, dated as of March 1, 2007, to the Employment Agreement, dated as of February 22, 2006 by and between RenaissanceRe Holdings Ltd. and Neill A. Currie.(6)

10.4	Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and Fred R. Donner.(7)

10.5	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and William I. Riker.(7)

10.6	Transition Services Agreement dated as of July 18, 2007 between RenaissanceRe Holdings Ltd. and William I. Riker.(8)

10.7	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr.(7)

10.8	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(7)

10.9	Form of Employment Agreement for Executive Officers.(7)

10.10	Form of Amendment to Employment Agreement for Executive Officers.

10.11	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(9)

10.12	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank U.S., National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(10)

10.13	First Amendment Agreement, dated as of August 11, 2005, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(11)

10.14	Second Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of May 19, 2006, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(12)

10.15	Third Amendment, dated as of June 18, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders.(13)

10.16	Fourth Amendment, dated as of September 6, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders.(14)

10.17	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders.(15)

10.18	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.(16)

10.19	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(17)

10.20	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(18)

10.21	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(18)

10.22	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(10)

10.23	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(10)

10.24	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(19)

10.25	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(20)

10.26	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers.(19)

10.27	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(21)

10.28	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(22)

10.29	Form of Restricted Stock Grant Agreement for Directors.(5)

10.30	Form of Option Grant Agreement for Directors.(5)

10.31	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(23)

10.32	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(24)

10.33	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(25)

10.34	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares.(26)

10.35	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(27)

10.36	First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(27)

10.37	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(28)

10.38	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Syndication Agents, ING Bank N.V., as Documentation Agent, and certain Lenders party thereto.(29)

10.39	Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(30)

10.40	First Amendment to the Investment Agreement, dated as of November 1, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings Ltd. and The St. Paul Companies, Inc.(30)

10.41	Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(30)

10.42	Investment Manager Agreement, entered into as of July 1, 2005, by and between Renaissance Underwriting Managers Ltd. and BlackRock Financial Management, Inc.(31)

10.43	Amendment No. 1 to Investment Manager Agreement, dated as of September 29, 2005, by and between Renaissance Underwriting Managers, Ltd. and BlackRock Financial Management, Inc.(11)

10.44	Amended and Restated Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 18, 2004.(20)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 20, 2007.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9, 2004

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 3, 2006 (SEC File Number 001-14428).

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the SEC on August 2, 2006 (SEC File Number 001-14428).

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2007.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on October 31, 2007 (SEC File Number 001-14428).

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(16)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(17)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(21)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 4, 2003, relating to certain events which occurred on January 30, 2003.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the SEC on December 14, 2006.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 8, 2005, relating to certain events which occurred on July 1, 2005.