Form 10-Q
period 2008-03-31
RENAISSANCERE HOLDINGS LTD
filed 2008-05-02
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-14428

RENAISSANCERE HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-014-1974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Renaissance House, 8-20 East Broadway, Pembroke HM 19 Bermuda

(Address of principal executive offices)

(441) 295-4513

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒, Accelerated filer  ☐, Non-accelerated filer  ☐, Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of April 24, 2008 was 64,508,046.

Total number of pages in this report: 46

RenaissanceRe Holdings Ltd.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,742,328 and $3,863,902 at March 31, 2008 and December 31, 2007, respectively)	$3,816,518	$3,914,363
Short term investments, at fair value	1,565,589	1,821,549
Other investments, at fair value	858,621	807,864
Investments in other ventures, under equity method	99,466	90,572

Total investments	6,340,194	6,634,348
Cash and cash equivalents	335,409	330,226
Premiums receivable	499,384	475,075
Ceded reinsurance balances	122,631	107,916
Losses recoverable	151,555	183,275
Accrued investment income	36,337	39,084
Deferred acquisition costs	106,310	104,212
Receivable for investments sold	349,835	144,037
Other secured assets	107,784	90,488
Other assets	120,503	177,694

Total assets	$8,169,942	$8,286,355

Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,986,006	$2,028,496
Reserve for unearned premiums	673,991	563,336
Debt	450,999	451,951
Reinsurance balances payable	263,700	275,430
Payable for investments purchased	387,838	422,974
Other secured liabilities	106,420	88,920
Other liabilities	156,185	162,294

Total liabilities	4,025,139	3,993,401

Commitments and Contingencies

Minority Interest - DaVinciRe	758,851	815,451

Shareholders’ Equity
Preference shares	650,000	650,000
Common shares	64,927	68,920
Additional paid-in capital	—	107,867
Accumulated other comprehensive income	65,363	44,719
Retained earnings	2,605,662	2,605,997

Total shareholders’ equity	3,385,952	3,477,503

Total liabilities, minority interest and shareholders’ equity	$8,169,942	$8,286,355

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2008 and 2007

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Revenues
Gross premiums written	$527,038	$632,729

Net premiums written	$403,116	$571,027
Increase in unearned premiums	(94,202)	(208,409)

Net premiums earned	308,914	362,618
Net investment income	52,503	108,015
Net foreign exchange gains	4,936	5,167
Equity in earnings of other ventures	6,250	10,701
Other income (loss)	8,012	(2,203)
Net realized (losses) gains on investments	(10,670)	4,085

Total revenues	369,945	488,383

Expenses
Net claims and claim expenses incurred	82,156	145,992
Acquisition expenses	46,428	63,729
Operational expenses	30,113	28,524
Corporate expenses	8,703	7,004
Interest expense	6,804	11,979

Total expenses	174,204	257,228

Income before minority interests and taxes	195,741	231,155
Minority interest - DaVinciRe	(40,315)	(29,107)

Income before taxes	155,426	202,048
Income tax expense	(7,686)	(107)

Net income	147,740	201,941
Dividends on preference shares	(10,575)	(11,136)

Net income available to common shareholders	$137,165	$190,805

Net income available to common shareholders per Common Share - basic	$2.09	$2.68

Net income available to common shareholders per Common Share - diluted	$2.05	$2.63

Dividends per common share	$0.23	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2008 and 2007

(in thousands of United States Dollars)

(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Preference shares
Balance - January 1	$650,000	$800,000
Repurchase of shares	—	(150,000)

Balance - March 31	650,000	650,000

Common shares
Balance - January 1	68,920	72,140
Repurchase of shares	(4,267)	(196)
Exercise of options and issuance of restricted stock and awards	274	345

Balance - March 31	64,927	72,289

Additional paid-in capital
Balance - January 1	107,867	284,123
Repurchase of shares	(112,930)	(9,604)
Exercise of options and issuance of restricted stock and awards	5,063	5,460

Balance - March 31	—	279,979

Accumulated other comprehensive income
Balance - January 1	44,719	25,217
Net unrealized gains on securities, net of adjustment (see disclosure below)	20,644	2,203

Balance - March 31	65,363	27,420

Retained earnings
Balance - January 1	2,605,997	2,099,017
Net income	147,740	201,941
Repurchase of shares	(122,359)	—
Dividends on common shares	(15,141)	(15,950)
Dividends on preference shares	(10,575)	(11,136)

Balance - March 31	2,605,662	2,273,872

Total Shareholders’ Equity	$3,385,952	$3,303,560

Comprehensive income
Net income	$147,740	$201,941
Other comprehensive income	20,644	2,203

Comprehensive income	$168,384	$204,144

Disclosure regarding net unrealized gains
Net unrealized holding gains arising during the year	$9,974	$6,288
Net realized losses (gains) included in net income	10,670	(4,085)

Net unrealized gains on securities	$20,644	$2,203

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(in thousands of United States dollars)

(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Cash flows provided by operating activities

Net income	$147,740	$201,941

Adjustments to reconcile net income to net cash provided by operating activities

Amortization and depreciation	(3,377)	(2,812)
Net realized losses (gains) on investments	10,670	(4,085)
Equity in undistributed earnings of other ventures	10,902	(10,701)
Net unrealized losses (gains) included in investment income	25,307	(22,576)
Net unrealized losses (gains) included in other income (loss)	8,362	(1,975)
Minority interest in undistributed net income of DaVinciRe	40,315	29,107
Change in:
Premiums receivable	(24,309)	(119,570)
Ceded reinsurance balances	(14,715)	17,951
Deferred acquisition costs	(2,098)	(17,364)
Reserve for claims and claim expenses, net	(10,770)	64,964
Reserve for unearned premiums	110,655	190,458
Reinsurance balances payable	(11,730)	(162,251)
Other	(10,110)	(12,457)

Net cash provided by operating activities	276,842	150,630

Cash flows provided by investing activities

Proceeds from sales and maturities of investments available for sale	2,068,327	1,060,992
Purchases of investments available for sale	(2,193,543)	(1,092,502)
Net sales of short term investments	255,960	227,407
Net purchases of other investments	(69,522)	(5,171)
Net purchases of investments in other ventures	(19,350)	—
Net sale of subsidiary	2,752	—

Net cash provided by investing activities	44,624	190,726

Cash flows used in financing activities

Dividends paid - common shares	(15,141)	(15,950)
Dividends paid - preference shares	(10,575)	(11,136)
RenaissanceRe common share repurchase	(233,164)	(4,968)
DaVinciRe share repurchase	(100,000)	—
Third party DaVinciRe share repurchase	43,549	—
Net repayment of debt	(952)	—
Redemption of Series A preference shares	—	(150,000)
Redemption of capital securities	—	(103,093)

Net cash used in financing activities	(316,283)	(285,147)

Net increase in cash and cash equivalents	5,183	56,209

Cash and cash equivalents, beginning of period	330,226	214,399

Cash and cash equivalents, end of period	$335,409	$270,608

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars) (Unaudited)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, the fair value of other investments and financial instruments and the Company’s deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

•

RenaissanceRe Holdings Ltd. (“RenaissanceRe” or the “Company”), was formed under the laws of Bermuda on June 7, 1993. Through its subsidiaries, the Company provides reinsurance and insurance to a broad range of customers.

•

Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”) is the Company’s principal subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

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

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers generally in excess of various retentions or on a proportional basis. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $107.5 million and $79.7 million for the three months ended March 31, 2008 and 2007, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the three months ended March 31, 2008 were $0.1 million compared to $29.4 million for the three months ended March 31, 2007.

3.	Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted income per common share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted income per common share for the three months ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to common shareholders	$137,165	$190,805

Denominator:
Denominator for basic income per common share -

Weighted average common shares	65,527,899	71,280,645

Per common share equivalents of employee stock options and restricted shares	1,275,139	1,232,917

Denominator for diluted income per common share -
Adjusted weighted average common shares and assumed conversions	66,803,038	72,513,562

Basic income per common share	$2.09	$2.68

Diluted income per common share	$2.05	$2.63

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.23 per share to shareholders of record on March 14, 2008.

The Board of Directors increased its authorized share repurchase program from $150.0 million to $500.0 million on August 15, 2007, of which $115.6 million remained available at April 24, 2008. The Company repurchased $239.6 million of shares during the three months ended March 31, 2008. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of RenaissanceRe. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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

The Company’s financial results relating to operating subsidiaries managed by the ventures unit include the financial results of Weather Predict Inc., Weather Predict Consulting Inc., RenRe Investment Managers Ltd. (“RIM”) and Renaissance Trading Ltd. (“Renaissance Trading”) and are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are its investments in other ventures, including Top Layer Re, Starbound II, Tower Hill Holdings Inc. (“Tower Hill”), ChannelRe Holdings Ltd. (“ChannelRe”) and Platinum Underwriters Holdings Ltd. (“Platinum”).

The Company’s Individual Risk segment provides primary insurance and quota share reinsurance.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses for the three months ended March 31, 2008 and 2007 is as follows:

Three months ended March 31, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$443,728	$80,821	$2,489	$—	$527,038

Net premiums written	$342,920	$60,196		—	$403,116

Net premiums earned	$232,227	$76,687		—	$308,914
Net claims and claim expenses incurred	47,069	35,087		—	82,156
Acquisition expenses	18,515	27,913		—	46,428
Operational expenses	21,139	8,974		—	30,113

Underwriting income	$145,504	$4,713		—	150,217

Net investment income				52,503	52,503
Equity in earnings of other ventures				6,250	6,250
Other income				8,012	8,012
Interest and preference share dividends				(17,379)	(17,379)
Minority interest - DaVinciRe				(40,315)	(40,315)
Other items, net				(11,453)	(11,453)
Net realized losses on investments				(10,670)	(10,670)

Net income available to common shareholders				$(13,052)	$137,165

Net claims and claim expenses incurred - current accident year	$70,576	$56,665			$127,241
Net claims and claim expenses incurred - prior accident years	(23,507)	(21,578)			(45,085)

Net claims and claim expenses incurred - total	$47,069	$35,087			$82,156

Net claims and claim expense ratio - current accident year	30.4%	73.9%			41.2%
Net claims and claim expense ratio - prior accident years	(10.1)%	(28.1)%			(14.6)%

Net claims and claim expense ratio - calendar year	20.3%	45.8%			26.6%
Underwriting expense ratio	17.0%	48.1%			24.8%

Combined ratio	37.3%	93.9%			51.4%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Three months ended March 31, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$515,967	$123,316	$(6,554)	$—	$632,729

Net premiums written	$476,219	$94,808		—	$571,027

Net premiums earned	$254,779	$107,839		—	$362,618
Net claims and claim expenses incurred	92,127	53,865		—	145,992
Acquisition expenses	28,362	35,367		—	63,729
Operational expenses	18,191	10,333		—	28,524

Underwriting income	$116,099	$8,274		—	124,373

Net investment income				108,015	108,015
Equity in earnings of other ventures				10,701	10,701
Other loss				(2,203)	(2,203)
Interest and preference share dividends				(23,115)	(23,115)
Minority interest - DaVinciRe				(29,107)	(29,107)
Other items, net				(1,944)	(1,944)
Net realized gains on investments				4,085	4,085

Net income available to common shareholders				$66,432	$190,805

Net claims and claim expenses incurred - current accident year	$122,406	$70,659			$193,065
Net claims and claim expenses incurred - prior accident years	(30,279)	(16,794)			(47,073)

Net claims and claim expenses incurred - total	$92,127	$53,865			$145,992

Net claims and claim expense ratio - current accident year	48.0%	65.5%			53.2%
Net claims and claim expense ratio - prior accident years	(11.9)%	(15.6)%			(13.0)%

Net claims and claim expense ratio - calendar year	36.1%	49.9%			40.2%
Underwriting expense ratio	18.3%	42.4%			25.4%

Combined ratio	54.4%	92.3%			65.6%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

6.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority being unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. The Company adopted FAS 157 effective January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s consolidated statements of operations or financial condition.

Fair values determined by Level 1 inputs utilize unadjusted quoted prices obtained from active markets for identical assets or liabilities that the Company has access to. The fair value is determined by multiplying the quoted price by the quantity held by the Company. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals, broker quotes and certain pricing indices. Level 3 inputs are based on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In these cases, significant management assumptions can be used to establish management’s best estimate of the assumptions used by other market participants in determining the fair value of the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement of the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the asset or liability.

There have been no material changes in the Company’s valuation techniques since the adoption of FAS 157 effective January 1, 2008.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis:

At March 31, 2008	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$3,816,518	$881,880	$2,929,638	$5,000
Short term investments	1,565,589	—	1,565,589	—
Other investments	858,621	—	403,803	454,818
Other secured assets	107,784	—	107,784	—
Other assets and liabilities (1)	13,120	(5,787)	27,446	(8,539)

	$6,361,632	$876,093	$5,034,260	$451,279

(1)	Other assets of $7.1 million, $28.4 million and $9.0 million are included in Level 1, Level 2 and Level 3, respectively.

Other liabilities of $12.9 million, $0.9 million and $17.5 million are included in Level 1, Level 2 and Level 3, respectively.

Below is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2008	Fixed maturity investments available for sale	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance—January 1	$5,000	$375,281	$(9,950)	$370,331

Total unrealized gains (losses)
Included in net investment income	—	(10,196)	668	(9,528)
Included in other income	—	—	6,788	6,788

Total realized gains (losses)
Included in net investment income	—	5,475	—	5,475
Included in other income	—	—	6,016	6,016

Total foreign exchange gains	—	1,214	—	1,214

Net purchases, issuances, and settlements	—	83,044	(12,061)	70,983
Net transfers in and/or out of Level 3	—	—	—	—

Balance—March 31	$5,000	$454,818	$(8,539)	$451,279

(1)	Other investments primarily include investments in private equity partnerships and certain senior secured bank loan funds.
(2)	Balance at March 31, 2008, includes $9.0 million of other assets and $17.5 million of other liabilities.

Interest and dividend income are included in net investment income and are excluded from the reconciliation in the above table.

7.	The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 became effective for the Company on January 1, 2008. The adoption of FAS 159 did not have a material impact on the Company’s consolidated statements of operations or financial condition.

Upon adoption of FAS 159, the Company elected the fair value option for certain assets and liabilities. These assets and liabilities were previously accounted for at fair value under applicable GAAP prior to the adoption of FAS 159, and as such, there were no material changes to the reported value of these assets and liabilities upon adoption. The Company has elected to use the guidance under FAS 159 for these assets and liabilities as FAS 159 represents the most current applicable of GAAP.

Below is a summary of the balances the Company has elected to fair value under FAS 159:

(in thousands of U.S. dollars)	March 31, 2008	January 1, 2008
Other investments	$858,621	$807,864

Other secured assets	$107,784	$90,488

Other assets and liabilities (1)	$(2,197)	$(6,402)

(1)	Balance at March 31, 2008 includes $3.6 million of other assets and $5.8 million of other liabilities. Balance at December 31, 2007 includes $4.6 million of other assets and $11.0 million of other liabilities.

Included in net investment income for the three months ended March 31, 2008 is $25.3 million of net unrealized losses related to the changes in fair value of other investments. For the three months ended March 31, 2008, net unrealized gains (losses) related to the changes in the fair value of other secured assets and other assets and liabilities recorded in other income was $(0.3) million and $0.2 million, respectively.

8.	Recently Issued Accounting Pronouncements

Business Combinations and Noncontrolling Interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141(R)”) and Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, noncontrolling interests are classified as a component of consolidated shareholders’ equity and ‘minority interest’ accounting no longer applies such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impacts of the adoption of FAS 141(R) and FAS 160 on its consolidated statements of operations and financial condition when adopted.

9.

In 2005, the Company received subpoenas from certain regulators, including the Securities and Exchange Commission (“SEC”), relating to industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products as well as the Company’s business practice review and its determination to restate its financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In March 2007, the Company and the SEC completed a settlement resolving the SEC’s investigation, which was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. Pursuant to the settlement, the Company consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and paid disgorgement of $1 and a civil penalty of $15.0 million. In accordance with the terms of the settlement agreement, the Company retained an independent consultant to review certain of its internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of its Board of Directors and certain additional procedures performed by its auditors in connection with their audit of its financial statements for the fiscal year ended December 31, 2004. While the Company will strive to fully comply with the settlement agreement with the SEC, it is possible the Company will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant may take issue with its cooperation despite its efforts. Any such failure to comply with the settlement agreement or any perception that the Company has failed to comply, could adversely affect the Company, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York (the “Court”) against James N. Stanard, the Company’s former Chairman and Chief Executive Officer, Martin J. Merritt, the Company’s former controller, and Michael W. Cash, a former officer of the Company, charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeking permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company.

Messrs. Merritt and Cash have entered into settlement agreements with the SEC, which have been approved by the applicable courts. In the case of Mr. Merritt, the determination of civil penalties and disgorgement will be made at a later date.

As disclosed in publicly available court records, the civil litigation between the SEC and Mr. Stanard, to which the Company is not a party, is currently scheduled to go to trial in September 2008. This ongoing matter could give rise to additional costs, distractions, or impacts to the Company’s reputation. It is possible that the ongoing investigation into its former officers could give rise to additional investigations or proceedings being commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. While the Company intends to continue to cooperate with the ongoing investigations, the Company is unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on its business, including as to its senior management team.

On January 11, 2008, the United States District Court for the Southern District of New York granted final approval of the settlement of the consolidated putative class actions which were originally filed against the Company and various former Company officers in 2005. The Company executed the Stipulation of Settlement in April 2007 and the settlement amount, $13.5 million, previously provided for in the Company’s financial statements, was paid in the first quarter of 2008 (partially offset by insurance recoveries).

The Company’s operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company’s primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its reserves for claims and claim expenses which are discussed in more detail below under “Reserves for Claims and Claim Expenses.” In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from the Company’s business ventures. Any such litigation or arbitration contains an element of uncertainty, and the Company believes the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, the Company believes that no individual, normal course litigation or arbitration to which the Company is presently a party is likely to have a material adverse effect on its financial condition, business or operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2008 and 2007. The following also includes a discussion of our financial condition at March 31, 2008. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. We also direct readers to the Note on Forward-Looking Statements included in this filing.

OVERVIEW

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance coverages and related services. Through our operating subsidiaries, we seek to obtain a portfolio of reinsurance, insurance and financial risks in each of our businesses that are significantly better than the market average and produce an attractive return on equity. We accomplish this by taking advantage of market dislocations, and leveraging our core capabilities of risk assessment and information management. Overall, our strategy focuses on superior risk selection, capital management, marketing and joint ventures. We provide value to our clients and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure in the past.

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

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and 3) other income received from our joint ventures, advisory services, weather-trading activities and various other items.

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) minority interest, which represents the interest of third parties with respect to the net income (loss) of DaVinciRe; and 6) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. We currently expect our growth outside of Bermuda to result in a higher effective tax rate over time.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, catastrophe-exposed personal lines property, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Through ventures, we pursue joint ventures and other strategic relationships. Our three principal business activities in this area are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re, DaVinci and Starbound II; 2) strategic investments in other market participants, such as our investments in ChannelRe and Platinum, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; 3) weather-related trading activities; and 4) fee-based consulting services, research and development and loss and mitigation activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, ChannelRe, Starbound II, Tower Hill, Platinum and our weather-related activities are included in the Other category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts include insurance contracts and quota share reinsurance with respect to risks including: 1) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; 2) multi-peril crop, which includes multiple peril crop insurance, crop hail, yield-based and revenue insurance plans and other named peril agriculture risk management products; 3) commercial property, which principally includes catastrophe-exposed commercial property products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

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

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyds, which write on an admitted basis. Since the inception of our Individual Risk business, we have substantially relied on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Specialty Services, which conducts initial due diligence as well as ongoing monitoring. Currently, we are investing in initiatives to strengthen our operating platform, enhance our internal capabilities, and expand the resources we commit to our Individual Risk operations. See “Recent Developments” below.

New Business

In addition to the potential growth of our existing reinsurance and insurance businesses, from time to time we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate opportunities to grow our business by utilizing our skills, capabilities, proprietary technology and relationships to expand into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our current portfolio of risks.

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

With respect to our Reinsurance operations, since 1993 we have developed and continuously seek to improve our proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (“REMS©”). We believe that REMS© is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry and offers us a significant competitive advantage. REMS© was originally developed to analyze catastrophe risks, though we continuously seek ways to enhance the program in order to analyze other classes of risk.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 22, 2008.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007

Summary Overview

Three months ended March 31,	2008	2007	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$527,038	$632,729	$(105,691)
Net premiums written	403,116	571,027	(167,911)
Net premiums earned	308,914	362,618	(53,704)
Net claims and claim expenses incurred	82,156	145,992	(63,836)
Underwriting income	150,217	124,373	25,844
Net investment income	52,503	108,015	(55,512)
Net realized (losses) gains on investments	(10,670)	4,085	(14,755)
Net income available to common shareholders	137,165	190,805	(53,640)
Net income available to common shareholders per Common Share - diluted	$2.05	$2.63	$(0.58)
Net claims and claim expense ratio - current accident year	41.2%	53.2%	(12.0)%
Net claims and claim expense ratio - prior accident years	(14.6)%	(13.0)%	(1.6)%
Net claims and claim expense ratio - calendar year	26.6%	40.2%	(13.6)%
Underwriting expense ratio	24.8%	25.4%	(0.6)%
Combined ratio	51.4%	65.6%	(14.2)%

At March 31, 2008 and December 31, 2007	March 31, 2008	December 31, 2007	Change	% Change
Book value per common share	$42.14	$41.03	$1.11	2.7%
Accumulated dividends per common share	7.23	7.00	0.23	3.3%

Book value per common share plus accumulated dividends	$49.37	$48.03	$1.34	2.8%

Net income available to common shareholders was $137.2 million in the first quarter of 2008, compared to $190.8 million in the first quarter of 2007. Net income available to common shareholders per fully diluted common share was $2.05 for the first quarter of 2008, compared to $2.63 in the first quarter of 2007. The decrease in our net income was primarily due to a $55.5 million decrease in our net investment income and a $14.8 million decrease in net realized (losses) gains on investments, partially offset by a $25.8 million increase in underwriting income as discussed below.

Net investment income for the first quarter of 2008 was $52.5 million, compared to $108.0 million for the same quarter in 2007 as a result of lower total returns in our investment portfolio. Included in net investment income is income from our portfolio of other investments which includes hedge fund and private equity investments, senior secured bank loan funds, non-U.S. fixed income funds and catastrophe bonds. Net investment income from our other investments decreased $53.4 million and resulted in a loss of $16.4 million in the first quarter of 2008 compared with $37.0 million of net investment income in the first quarter of 2007. This includes a $1.9 million net investment loss from hedge funds and private equity investments in the first quarter of 2008 compared to $28.5 million of net investment income in the first quarter of 2007. In addition, net investment income includes a $14.4 million loss from other investments, primarily arising from our investments in senior secured bank loan funds and non-U.S. fixed income funds, compared to $8.6 million of income in the first quarter of 2007. The $14.8 million decrease in net realized (losses) gains was primarily due to the widening of corporate and securitized asset credit spreads in the first quarter of 2008 which resulted in $25.4 million of other than temporary impairment charges in our portfolio of fixed maturity investments available for sale compared to other than temporary impairment charges of $1.5 million in the first quarter of 2007.

The increase in underwriting income was primarily due to a reduction in net claims and claim expenses driven by a relatively low level of insured catastrophes in the first quarter of 2008, compared to the first quarter of 2007, as discussed in the “Underwriting Results” section below.

Book value per common share increased $1.11 to $42.14 at March 31, 2008, compared to $41.03 at December 31, 2007. Book value per common share plus accumulated dividends increased $1.34 to $49.37 at March 31, 2008, compared to $48.03 at December 31, 2007. The growth in book value per common share was driven by our net income available to common shareholders of $137.2 million and a $20.6 million increase in accumulated other comprehensive income, less $15.1 million of common dividends. Book value per share was also impacted by our repurchase of 4.3 million common shares in the first quarter of 2008 for a total cost of $239.6 million.

Underwriting Results

In the first quarter of 2008, we generated $150.2 million of underwriting income, compared to $124.4 million in the first quarter of 2007. The increase in underwriting income was driven primarily by a $63.8 decrease in net claims and claim expenses combined with a $17.3 million decrease in acquisition expenses, offset by $53.7 million of lower net premiums earned. We generated a combined ratio of 51.4%, a net claims and claim expense ratio of 26.6% and an underwriting expense ratio of 24.8%, in the first quarter of 2008, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 65.6%, 40.2% and 25.4%, respectively, in the first quarter of 2007.

Gross premiums written decreased $105.7 million to $527.0 million in the first quarter of 2008, compared to $632.7 million in the first quarter of 2007. The decrease in gross premiums written was due to several factors including our determination to reduce writings of certain lines and accounts as a result of the overall less favorable pricing and terms for the first quarter of 2008 renewals, compared to the first quarter of 2007, for both our Reinsurance and Individual Risk segments. The less favorable pricing was principally driven by a continued softening market following the relatively low level of insured catastrophe losses occurring during 2007 and 2006. As discussed in more detail below, the decrease was also driven by the prior termination of a program and a quota share relationship within our Individual Risk segment. The premium from these relationships was included in our gross premiums written for the first quarter of 2007, but not the first quarter of 2008. Gross premiums written in our Reinsurance segment decreased $72.2 million, or 14.0%: property catastrophe gross premiums written decreased $34.8 million, or 8.7%; specialty reinsurance gross premiums written decreased $37.4 million, or 32.0%; and gross premiums written in our Individual Risk segment decreased $42.5 million, or 34.5%.

Net premiums written decreased $167.9 million in the first quarter of 2008 to $403.1 million from $571.0 million in the first quarter of 2007. The decrease in net premiums written was primarily due to the decrease in gross premiums written noted above and a $62.2 million increase in ceded premiums written in the first quarter of 2008 compared to the first quarter of 2007. Net premiums earned decreased $53.7 million to $308.9 million in the first quarter of 2008, compared to $362.6 million in the first quarter of 2007 due to the Company’s 2007 decrease in net premiums written compared to 2006, which continue to be earned into 2008, as well as the decline in net written premiums in the first quarter of 2008, compared to the first quarter of 2007.

Net claims and claim expenses decreased by $63.8 million to $82.2 million in the first quarter of 2008 compared to $146.0 million in the same quarter of 2007 primarily due to lower current accident year losses compared to the first quarter of 2007. The first quarter of 2007 included $78.1 million of net claims and claim expenses related to European windstorm Kyrill (“Kyrill”). There were relatively few insured catastrophes in the first quarter of 2008 compared to the first quarter of 2007 and as a result our net claims and claim expenses decreased. We experienced $45.1 million of favorable development on prior year reserves in the first quarter of 2008, compared to $47.1 million of favorable development in the first quarter of 2007, primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance business unit and Individual Risk segment. In addition, our prior year reserves were favorably impacted in the first quarter of 2008 by the close of the 2007 crop year for our multi-peril crop business within our Individual Risk segment.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the three months ended March 31, 2008 and 2007:

Reinsurance segment overview

Three months ended March 31,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$443,728	$515,967	$(72,239)

Net premiums written	$342,920	$476,219	$(133,299)

Net premiums earned	232,227	254,779	(22,552)
Net claims and claim expenses incurred	47,069	92,127	(45,058)
Acquisition expenses	18,515	28,362	(9,847)
Operational expenses	21,139	18,191	2,948

Underwriting income	$145,504	$116,099	$29,405

Net claims and claim expenses incurred - current accident year	$70,576	$122,406	$(51,830)
Net claims and claim expenses incurred - prior accident years	(23,507)	(30,279)	6,772

Net claims and claim expenses incurred - total	$47,069	$92,127	$(45,058)

Net claims and claim expense ratio - current accident year	30.4%	48.0%	(17.6)%
Net claims and claim expense ratio - prior accident years	(10.1)%	(11.9)%	1.8%

Net claims and claim expense ratio - calendar year	20.3%	36.1%	(15.8)%
Underwriting expense ratio	17.0%	18.3%	(1.3)%

Combined ratio	37.3%	54.4%	(17.1)%

(1)	Reinsurance gross premiums written includes $(2.5) million and $6.6 million of premiums assumed from the Individual Risk segment for the three months ended March 31, 2008 and 2007, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $72.2 million to $443.7 million in the first quarter of 2008, compared to the first quarter of 2007. The decrease is principally due to less favorable pricing and terms for the first quarter of 2008 renewals, compared to the first quarter of 2007, which resulted in us writing less business. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $145.5 million of underwriting income in the first quarter of 2008, compared to $116.1 million in the first quarter of 2007, an increase of $29.4 million. The increase in underwriting income was primarily due to a decrease in net claims and claim expenses of $45.1 million principally related to a relatively low level of insured catastrophes in the first quarter of 2008, compared to the first quarter of 2007, which was impacted by Kyrill and partially offset by additional ceded premiums earned. Ceded premiums earned totaled $79.8 million in the first quarter of 2008 compared to $56.1 million in the first quarter of 2007, an increase of $23.7 million. The increase in ceded premiums earned was due to an increase in attractively priced quota share reinsurance protection available and our decision to purchase more coverage to manage our portfolio of risks. In the first quarter of 2008, our Reinsurance segment generated a net claims and claim expense ratio of 20.3%, an underwriting expense ratio of 17.0% and a combined ratio of 37.3%, compared to 36.1%, 18.3% and 54.4%, respectively, in the first quarter of 2007. Current accident year losses of $70.6 million decreased $51.8 million from $122.4 million in the first quarter of 2007 due primarily to the comparably low level of insured catastrophes as discussed above. During the first quarters of 2008 and 2007, we had favorable development on prior years reserves of $23.5 million and $30.3 million, respectively, which was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance unit.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $21.3 million and $4.0 million for the first quarters of 2008 and 2007, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 9.2% and 1.6% for the first quarters of 2008 and 2007, respectively. The increase in fee income and profit commissions during the first quarter of 2008, compared to the first quarter of 2007, is primarily due to the additional ceded premiums earned and improved underwriting results in the first quarter of 2008 as discussed above. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $33.8 million and $13.3 million for the first quarters of 2008 and 2007, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the three months ended March 31, 2008 and 2007:

Catastrophe overview

Three months ended March 31,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$224,968	$240,027	$(15,059)
DaVinci	139,178	158,937	(19,759)

Total property catastrophe gross premiums written (1)	$364,146	$398,964	$(34,818)

Net premiums written	$263,338	$359,216	$(95,878)

Net premiums earned	173,349	200,393	(27,044)
Net claims and claim expenses incurred	30,489	91,292	(60,803)
Acquisition expenses	3,639	21,634	(17,995)
Operational expenses	16,385	13,677	2,708

Underwriting income	$122,836	$73,790	$49,046

Net claims and claim expenses incurred - current accident year	$30,189	$89,961	$(59,772)
Net claims and claim expenses incurred - prior accident years	300	1,331	(1,031)

Net claims and claim expenses incurred - total	$30,489	$91,292	$(60,803)

Net claims and claim expense ratio - current accident year	17.4%	44.9%	(27.5)%
Net claims and claim expense ratio - prior accident years	0.2%	0.7%	(0.5)%

Net claims and claim expense ratio - calendar year	17.6%	45.6%	(28.0)%
Underwriting expense ratio	11.5%	17.6%	(6.1)%

Combined ratio	29.1%	63.2%	(34.1)%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $(2.5) million and $6.6 million for the three months ended March 31, 2008 and 2007, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first quarter of 2008, our catastrophe reinsurance gross premiums written decreased by $34.8 million, or 8.7%, to $364.1 million, compared to the first quarter of 2007. The decrease is principally due to less favorable pricing and terms for the first quarter of 2008 renewals, compared to the first quarter of 2007, which also resulted in us writing less business. Our catastrophe reinsurance results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $122.8 million of underwriting income in the first quarter of 2008, compared to $73.8 million in the first quarter of 2007, an increase of $49.0 million. The increase in underwriting income was due primarily to a $60.8 million decrease in net claims and claim expenses principally related to a decrease in current accident year losses as a result of a relatively low level of insured catastrophes in the first quarter of 2008, compared to the first quarter of 2007, which was negatively impacted by Kyrill as discussed above. In the first quarter of 2008, our catastrophe unit generated a net claims and claim expense ratio of 17.6%, an underwriting expense ratio of 11.5% and a combined ratio of 29.1%, compared to 45.6%, 17.6% and 63.2%, respectively, in the first quarter of 2007. Current accident year losses of $30.2 million were down $59.8 million from $90.0 million in the first quarter of 2007, primarily due to the occurrence of Kyrill in the first quarter of 2007 as discussed above. During the first quarter of 2008, we experienced $0.3 million of unfavorable development on prior year reserves compared to $1.3 million of unfavorable development in the first quarter of 2007. Ceded premiums earned totaled $79.8 million in the first quarter of 2008 compared to $56.1 million in the first quarter of 2007, an increase of $23.7 million. The increase in ceded premiums earned was due to an increase in attractively priced quota share reinsurance protection available and our decision to purchase more coverage to manage our portfolio of risks. The decrease in our underwriting expense ratio to 11.5% in the first quarter of 2008 from 17.6% in the first quarter of 2007 was principally driven by a decrease in acquisition expenses and is primarily the result of higher profit commissions on ceded premiums earned, as discussed above, as well as a result of the more profitable underwriting results. The increase was partially offset by a $2.7 million increase in operational expenses due to growth in staffing and related compensation and other general and administrative expenses.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended March 31, 2008 and 2007:

Specialty overview

Three months ended March 31,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$75,463	$107,590	$(32,127)
DaVinci	4,119	9,413	(5,294)

Total specialty gross premiums written	$79,582	$117,003	$(37,421)

Net premiums written	$79,582	$117,003	$(37,421)

Net premiums earned	58,878	54,386	4,492
Net claims and claim expenses incurred	16,580	835	15,745
Acquisition expenses	14,876	6,728	8,148
Operational expenses	4,754	4,514	240

Underwriting income	$22,668	$42,309	$(19,641)

Net claims and claim expenses incurred - current accident year	$40,387	$32,445	$7,942
Net claims and claim expenses incurred - prior accident years	(23,807)	(31,610)	7,803

Net claims and claim expenses incurred - total	$16,580	$835	$15,745

Net claims and claim expense ratio - current accident year	68.6%	59.7%	8.9%
Net claims and claim expense ratio - prior accident years	(40.4)%	(58.1)%	17.7%

Net claims and claim expense ratio - calendar year	28.2%	1.6%	26.6%
Underwriting expense ratio	33.3%	20.7%	12.6%

Combined ratio	61.5%	22.3%	39.2%

Specialty Reinsurance Gross Premiums Written – In the first quarter of 2008, our specialty reinsurance gross premiums written decreased by $37.4 million to $79.6 million, or 32.0%, compared to $117.0 million in the first quarter of 2007. The decrease in specialty premium was due largely to a softening market and as a result of which we elected to not renew certain contracts where we believed the pricing or terms were not attractive. In addition, certain clients elected to retain more business. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $22.7 million of underwriting income in the first quarter of 2008, compared to $42.3 million in the first quarter of 2007, a decrease of $19.6 million, primarily due to an increase of $15.7 million in net claims and claim expenses. The increase in net claims and claim expenses during the first quarter of 2008 was primarily the result of a $7.9 million increase in current accident year net claims and claim expenses which was driven by several large losses related to our energy and property per risk lines of business. In addition, during the first quarter of 2008 we experienced favorable development on prior years reserves of $23.8 million, which was primarily driven by lower than expected reported claims on prior year reserves, compared to $31.6 million of favorable development on prior accident years in the first quarter of 2007. The favorable development on prior year reserves in the first quarter of 2007 was primarily as a result of lower loss emergence than initially expected and a change to our initial expected loss ratios for two lines of business. In the first quarter of 2008, our specialty unit generated a net claims and claim expense ratio of 28.2%, an underwriting expense ratio of 33.3% and a combined ratio of 61.5%, compared to a net claims and claim expense ratio of 1.6%, an underwriting expense ratio of 20.7% and a combined ratio of 22.3%, in the first quarter of 2007. The 12.6 percentage point increase in our underwriting expense ratio was principally driven by higher acquisition costs associated with one large catastrophe exposed personal lines property quota share contract which incepted in the second quarter of 2007. We do not expect this one-year contract to renew in its current form.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for the three months ended March 31, 2008 and 2007 for our Individual Risk segment:

Individual Risk segment overview

Three months ended March 31,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$31,384	$47,890	$(16,506)
Multi-peril crop	5,372	11,251	(5,879)
Commercial property	30,853	42,505	(11,652)
Personal lines property	13,212	21,670	(8,458)

Gross premiums written	$80,821	$123,316	$(42,495)

Net premiums written	$60,196	$94,808	$(34,612)

Net premiums earned	$76,687	$107,839	$(31,152)
Net claims and claim expenses incurred	35,087	53,865	(18,778)
Acquisition expenses	27,913	35,367	(7,454)
Operational expenses	8,974	10,333	(1,359)

Underwriting income	$4,713	$8,274	$(3,561)

Net claims and claim expenses incurred - current accident year	$56,665	$70,659	$(13,994)
Net claims and claim expenses incurred - prior years	(21,578)	(16,794)	(4,784)

Net claims and claim expenses incurred - total	$35,087	$53,865	$(18,778)

Net claims and claim expense ratio - current accident year	73.9%	65.5%	8.4%
Net claims and claim expense ratio - prior accident years	(28.1)%	(15.6)%	(12.5)%

Net claims and claim expense ratio - calendar year	45.8%	49.9%	(4.1)%
Underwriting expense ratio	48.1%	42.4%	5.7%

Combined ratio	93.9%	92.3%	1.6%

Individual Risk Segment Gross Premiums Written – Premiums generated by our Individual Risk segment decreased $42.5 million, or 34.5%, to $80.8 million in the first quarter of 2008, compared to $123.3 million in the first quarter of 2007. The decrease in our Individual Risk segment’s gross premiums written was due to a combination of factors including the prior termination of a commercial multi-line program and a commercial property quota share relationship. The premium from these relationships was included in our Individual Risk segment’s gross premiums written for the first quarter of 2007, but not the first quarter of 2008. In addition, our participation in a personal lines property quota share relationship decreased in the second quarter of 2007 and, as a result, the gross premiums written from this relationship decreased in the first quarter of 2008. Finally, the overall softening of market conditions with respect to property and casualty premium rates has resulted in a decrease in gross premiums written across our commercial multi-line, commercial property and personal property lines of business as we have maintained our underwriting discipline.

Our Individual Risk segment premiums can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business.

Individual Risk Segment Underwriting Results – Our Individual Risk segment generated $4.7 million of underwriting income in the first quarter of 2008, compared to $8.3 million in the first quarter of 2007, a decrease of $3.6 million. The decrease in underwriting income was due primarily to a $31.2 million decrease in net premiums earned as a result of the decrease in gross premiums written noted above, offset by an $18.8 million decrease in net claims and claim expenses and an $8.8 million decrease in underwriting expenses. In the first quarter of 2008, our Individual Risk segment generated a net claims and claim expense ratio of 45.8%, an underwriting expense ratio of 48.1% and a combined ratio of 93.9%, compared to 49.9%, 42.4% and 92.3%, respectively, in the first quarter of 2007. The current accident year net claims and claim expense ratio of 73.9% for the three months ended March 31, 2008 was 8.4 percentage points higher than the first quarter of 2007. The increase in this ratio was primarily due to higher reported losses associated with our commercial property business as well as the impact of ceded premiums earned on a declining premium base.

Our Individual Risk prior year reserves developed favorably by $21.6 million in the first quarter of 2008 due to lower than expected claims emergence. Included in the favorable development in 2008 is $16.4 million attributable to the close of the 2007 crop year for our multi-peril crop insurance program. This portion of the favorable development was mostly offset by the combination of a $12.1 million decrease in net premiums earned and $1.4 million of additional profit related acquisition expenses, resulting in a $2.9 million net favorable underwriting impact in the first quarter of 2008. These items were the primary reason that our Individual Risk segment’s underwriting expense ratio increased by 5.7 percentage points in the first quarter of 2008, compared to the first quarter of 2007. During the first quarter of 2007, we experienced $16.8 million of favorable development on prior year reserves, primarily due to favorable claims emergence.

Net Investment Income

Three months ended March 31,	2008	2007
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$49,535	$42,275
Short term investments	19,080	28,999
Other investments
Hedge funds and private equity investments	(1,940)	28,480
Other	(14,441)	8,553
Cash and cash equivalents	2,902	1,761

	55,136	110,068
Investment expenses	(2,633)	(2,053)

Net investment income	$52,503	$108,015

Net investment income decreased $55.5 million to $52.5 million in the first quarter of 2008, primarily as a result of lower returns on our investment portfolio, specifically related to our hedge funds and private equity investments and other investments. Net investment income from our other investments decreased $53.4 million and resulted in a loss of $16.4 million in the first quarter of 2008 compared with $37.0 million of net investment income in the first quarter of 2007. Of this amount, $25.3 million relates to net unrealized losses compared with $22.6 million of net unrealized gains for the three months ended March 31, 2008 and 2007, respectively. The decrease in net investment income from other investments was primarily due to lower returns on our portfolio of hedge funds and private equity investments as well as net unrealized losses associated with our senior secured bank loan funds and non-U.S. fixed income funds, which are included in other investments, primarily due to widening credit spreads in the first quarter of 2008.

Net Realized Investment (Losses) Gains

Three months ended March 31,	2008	2007
(in thousands of U.S. dollars)
Gross realized gains	$20,272	$6,667
Gross realized losses, other than temporary impairments	(25,382)	(1,524)
Gross realized losses, other	(5,560)	(1,058)

Net realized investment (losses) gains	$(10,670)	$4,085

In the first quarter of 2008, we incurred net realized investment losses of $10.7 million compared to net realized investment gains of $4.1 million in the first quarter of 2007. Net realized investment losses in the first quarter of 2008 were driven by an increase in other than temporary impairment charges to $25.4 million, compared to $1.5 million in the first quarter of 2007. Other than temporary impairment charges relate to our fixed maturity investments available for sale. Credit-related impairment charges totaled $0.4 million and $nil in the first quarters of 2008 and 2007, respectively. None of our fixed maturity investments available for sale were in an unrealized loss position at March 31, 2008.

Equity in Earnings of Other Ventures

Three months ended March 31,	2008	2007
(in thousands of U.S. dollars)
Top Layer Re	$3,613	$3,933
Starbound II	1,362	—
Tower Hill	1,338	253
Starbound	—	1,686
ChannelRe	—	4,829
Aladdin	(63)	—

Total equity in earnings of other ventures	$6,250	$10,701

Equity in earnings of other ventures in the first quarter of 2008 represents our pro-rata share of the net income (loss) from our investments in our joint ventures Top Layer Re, Starbound II, Tower Hill, ChannelRe and Aladdin, and in the first quarter of 2007, Starbound Holdings Ltd. (“Starbound”). Equity in earnings of other ventures generated $6.3 million in income in the first quarter of 2008, compared to $10.7 million in the first quarter of 2007. The $4.5 million decrease in equity in earnings of other ventures in the first quarter of 2008 compared to the first quarter of 2007 is primarily due to a lack of equity in earnings from ChannelRe. Due to ChannelRe’s estimated unrealized mark-to-market losses in its portfolio of financial guaranty contracts accounted for as derivatives under GAAP, ChannelRe was in a negative shareholders’ equity position at December 31, 2007, and our investment in ChannelRe is carried at $nil. Until such time as ChannelRe’s shareholders’ equity is positive, the Company will not record any equity in earnings in its investment in ChannelRe. The equity pick-up for our earnings in ChannelRe, Tower Hill and Aladdin is recorded one quarter in arrears. We currently do not expect to participate in a joint venture such as Starbound or Starbound II in respect of the 2008 underwriting season in light of the current market conditions.

Other Income (Loss)

The fee income and other items as reported in other income (loss) are detailed below:

Three months ended March 31,	2008	2007
(in thousands of U.S. dollars)
Weather trading	$15,317	$2,457
Catastrophe-linked securities	870	13
Assumed and ceded reinsurance contracts accounted for at fair value or as deposits	(575)	(6,992)
Weather-related and loss mitigation	(1,544)	(1,667)
Fee income	4	1,259
Mark-to-market on Platinum warrants	(9,523)	1,683
Other items	3,463	1,044

Total other income (loss)	$8,012	$(2,203)

In the first quarter of 2008, we generated $8.0 million of other income compared to $2.2 million of other loss in the first quarter of 2007. The increase in other income (loss) was primarily due to a $12.9 million increase in net trading income from our weather trading activities and partially offset by a decrease in fee income due to the expiration of our prior services agreement with Platinum and a decrease in the fair value on our warrant to purchase 2.5 million shares of Platinum common stock as a result of a decrease in the common share price of Platinum. The weather-trading activities in which we engage are both seasonal and volatile, and there is no assurance that the current quarter’s performance will be indicative of future periods.

Other Items

Interest expense decreased by $5.2 million to $6.8 million in the first quarter of 2008, compared to $12.0 million in the first quarter of 2007. The decrease in interest expense was primarily due to the redemption of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% trust preferred capital securities (the “Capital Securities”) of the Capital Trust during the first quarter of 2007 and a lower average interest rate on the floating rate DaVinciRe debt during the first quarter of 2008 compared to the first quarter of 2007.

Minority interest increased $11.2 million to $40.3 million in the first quarter of 2008, compared to $29.1 million in the first quarter of 2007, due to an increase in DaVinciRe’s net income in the first quarter of 2008, compared to the first quarter of 2007. The impact of the increased profitability in DaVincRe was partially offset by an increase in our ownership of DaVinciRe to 22.8% in the first quarter of 2008 from 20.5% in the first quarter of 2007, which reduced minority interest.

Income tax expense increased by $7.6 million to $7.7 million in the first quarter of 2008, compared to $0.1 million in the first quarter of 2007, due in part to higher taxable income from our U.S. operations, which we believe is a trend that is likely to continue in the future. In addition, during the first quarter of 2007 we maintained a valuation allowance with respect to our net deferred tax asset as a result of a history of unprofitable operations in the U.S., and as a result, our income tax expense was reduced in the first quarter of 2007 by a corresponding reduction in our net deferred tax asset valuation allowance. The valuation allowance was substantially reduced by the end of 2007 and as a result we did not have a similar reduction in our valuation allowance in the first quarter of 2008.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt, and to make dividend payments to our preference and common shareholders.

The payment of dividends by our U.S. and Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our U.S. and Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At March 31, 2008, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.5 billion, and the amount of capital and surplus required to be maintained was $327.4 million. During the first three months of 2008, Renaissance Reinsurance, DaVinciRe and Glencoe declared aggregate cash dividends of $nil, $nil and $nil, respectively, compared with $152.5 million, $nil and $nil, respectively, during the first three months of 2007.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At March 31, 2008, the statutory capital and surplus of Stonington was $115.6 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500.0 million revolving credit facility to meet additional liquidity and capital requirements. At March 31, 2008, we have not drawn against this revolving credit facility.

CASH FLOWS

Cash flows from operating activities in the first three months of 2008 were $276.8 million, which principally consisted of our net income of $147.7 million and increases in reserves for unearned premiums of $110.7 million, offset by a $24.3 million increase in premiums receivable and a $14.7 million increase in ceded reinsurance balances, among other items. The increase in the reserve for unearned premium was principally due to the gross premiums written in the first three months of 2008. This also resulted in an increase in premiums receivable. The increase in ceded reinsurance balances was due to the Company purchasing more reinsurance coverage from our counter-parties.

Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at March 31, 2008, it is likely that we will experience a significant amount of paid claims in 2008 which could reduce our cash flows from operations during 2008, perhaps significantly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at March 31, 2008 and December 31, 2007:

At March 31, 2008	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$248,291	$272,396	$239,705	$760,392
Specialty reinsurance	114,812	81,355	458,964	655,131

Total Reinsurance	363,103	353,751	698,669	1,415,523
Individual Risk	230,699	18,708	321,076	570,483

Total	$593,802	$372,459	$1,019,745	$1,986,006

At December 31, 2007
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$275,436	$287,201	$204,487	$767,124
Specialty reinsurance	109,567	93,280	448,756	651,603

Total Reinsurance	385,003	380,481	653,243	1,418,727
Individual Risk	237,747	10,359	361,663	609,769

Total	$622,750	$390,840	$1,014,906	$2,028,496

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the first three months of 2008 and 2007, changes to prior year estimated claims reserves increased our net income by $45.1 million and $47.1 million, respectively.

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

CAPITAL RESOURCES

Our total capital resources at March 31, 2008 and December 31, 2007 were as follows:

(in thousands of U.S. dollars)	At March 31, 2008	At December 31, 2007
Common shareholders’ equity	$2,735,952	$2,827,503
Preference shares	650,000	650,000

Total shareholders’ equity	3,385,952	3,477,503

7.0% Senior Notes	150,000	150,000
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility - borrowed	200,000	200,000
DaVinciRe revolving credit facility - unborrowed	—	—
Revolving credit facility - borrowed	—	—
Revolving credit facility - unborrowed	500,000	500,000
Renaissance Trading credit facility - borrowed	999	1,951
Renaissance Trading credit facility - unborrowed	9,001	8,049

Total capital resources	$4,345,952	$4,437,503

In the first three months of 2008, our capital resources decreased by $91.6 million, primarily due to $239.6 million of share repurchases and $15.1 million of dividends on common shares during the quarter and partially offset by our comprehensive income of $168.4 million.

In December 2006, we raised $300.0 million through the issuance of 12 million Series D Preference Shares; in March 2004, we raised $250.0 million through the issuance of 10 million Series C Preference Shares; in February 2003, we raised $100.0 million through the issuance of 4 million Series B Preference Shares; and in November 2001, we raised $150.0 million through the issuance of 6 million Series A Preference Shares. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at our option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60%, 6.08% and 7.30%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series D and Series C Preference Shares prior to December 11, 2011 and March 23, 2009, respectively, at $26 per share. On December 15, 2006, we gave redemption notices to the holders of the Series A Preference Shares to redeem such shares for $25 per share. All of the Series A Preference Shares have been redeemed for $150.0 million plus accrued and unpaid dividends thereon. The preference shares have no stated maturity and are not convertible into any other of our securities.

In January 2003, we issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. In July 2001, we issued $150.0 million of 7.0% Senior Notes due July 15, 2008 with interest on the notes payable on January 15 and July 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a “make-whole” premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at March 31, 2008. As noted, our 7.0% Senior Notes are due July 15, 2008. While we may seek to refinance these notes, we believe we have sufficient liquidity and capital resources to redeem the notes in the absence of any such financing.

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

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. At March 31, 2008, the initial $100.0 million drawn in 2002 remained outstanding as did an additional borrowing of $100.0 million which was made during 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 5.4% during the first three months of 2008 (2007 – 6.0%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At March 31, 2008, DaVinciRe was in compliance with the covenants under this agreement. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. (“RIHL”). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. On April 27, 2007, the reimbursement agreement was amended and restated to, among other things, (i) extend the term of the agreement to April 6, 2010; (ii) change the total commitment thereunder from $1.7 billion to $1.4 billion; (iii) provide for the potential increase of the total commitment to up to $1.8 billion if certain conditions are met; and (iv) increase the minimum net worth requirement with respect to DaVinci by $150.0 million to $300.0 million. At March 31, 2008, we had $977.3 million of letters of credit with effective dates on or before March 31, 2008 outstanding under the facility and total letters of credit outstanding under all facilities of $1,032.7 million.

Our subsidiary, Stonington, has provided a letter of credit in the amount of $17.9 million to two counterparties which is secured by cash and eligible marketable securities. In connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No advances were outstanding under this facility at March 31, 2008 (December 31, 2007—$nil). Interest rates on the facility are based on a spread above LIBOR, and averaged nil% during the first quarter of 2008 as there were no advances outstanding at March 31, 2008 (March 31, 2007 – nil%). As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the “Debt to Capital Ratio”) of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

In the fourth quarter of 2005 our consolidated joint venture, DaVinciRe, raised $320.6 million of equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. In conjunction with the transaction, we modified the DaVinciRe shareholders agreement and provided new and existing shareholders with certain new rights. The second amended and restated shareholders agreement provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held. Any share repurchases are subject to certain limitations, as described in the second amended and restated shareholders agreement, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, if they desire to have DaVinciRe repurchase shares. The repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. In addition, as of March 31, 2008, certain shareholders had put in repurchase notices on or before the March 1, 2008 repurchase notice date. The repurchase notice was for shares with a GAAP book value of $256.3 million at December 31, 2007. We did not submit any of our shares for repurchase.

Effective January 1, 2008, as provided in the Shareholders Agreement, DaVinci repurchased 75,495 of its common shares at GAAP book value per share for $100.0 million. The amount paid in excess of par value was a recorded as a reduction to additional paid-in capital. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position. Our economic ownership interest in DaVinciRe was 22.8% at March 31, 2008 compared to 20.5% at December 31, 2007.

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At March 31, 2008, $1.0 million was outstanding under the facility.

SHAREHOLDERS’ EQUITY

In the first quarter of 2008, our consolidated shareholders’ equity decreased by $91.6 million to $3.4 billion at March 31, 2008, from $3.5 billion at December 31, 2007. The change in shareholders’ equity was primarily due to the repurchase of $239.6 million of our common stock, as well as $15.1 million of dividends paid to our common shareholders and partially offset by our comprehensive income of $168.4 million.

INVESTMENTS

At March 31, 2008, we held investments totaling $6.3 billion, compared to $6.6 billion at December 31, 2007.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At March 31, 2008	At December 31, 2007
Fixed maturity investments available for sale, at fair value	$3,816,518	$3,914,363
Short term investments, at fair value	1,565,589	1,821,549
Other investments, at fair value	858,621	807,864

Total managed investments portfolio	6,240,728	6,543,776
Investments in other ventures, under equity method	99,466	90,572

Total investments	$6,340,194	$6,634,348

Our total investments for the three months ended March 31, 2008 decreased by $294.2 million from December 31, 2007, primarily due to the sale of securities to repurchase our common shares as discussed under “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.”

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At March 31, 2008, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2007 – AA), an average duration of 1.9 years (December 31, 2007 – 1.8 years) and an average yield to maturity of 4.0% (December 31, 2007 – 4.5%). The 0.5 percentage point decrease in the average yield to maturity is primarily due to the overall decrease in interest rates during the three months ended March 31, 2008.

Other Investments

The table below shows our portfolio of other investments at March 31, 2008 and December 31, 2007:

(in thousands of U.S. dollars)	At March 31, 2008	At December 31, 2007
Private equity partnerships	$308,188	$301,446
Senior secured bank loan funds	226,341	158,203
Hedge funds	125,048	126,417
Non-U.S. fixed income funds	121,153	126,252
Catastrophe bonds	47,003	95,535
Miscellaneous other investments	30,888	11

Total other investments	$858,621	$807,864

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, our private equity partnership valuations are reported on a quarter lag and some of our hedge fund investments may be reported on a one month lag. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in a loss of $16.4 million for the three months ending March 31, 2008, compared to $37.0 million of income for the three months ending March 31, 2007. Of this amount, $25.3 million relates to net unrealized losses compared with $22.6 million of net unrealized gains for the three months ended March 31, 2008 and 2007, respectively.

We have committed capital to private equity partnerships of $564.5 million, of which $296.1 million has been contributed at March 31, 2008.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2007 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. Contractual obligations at March 31, 2008 have not changed materially compared to December 31, 2007.

In certain circumstances, our contractual obligations may be accelerated to dates other than those in the Company’s 2007 Annual Report on Form 10-K, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

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

With respect to our Individual Risk business, we currently expect increased pricing pressures across many of the lines of business we have written in the last several years. In addition, we believe that we will experience increasing competition for attractive new programs, and for the retention of our current programs, in light of current market dynamics. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships, our in-depth due diligence process means that growth opportunities within this segment take time, although we intend to seek to respond quickly to potential growth opportunities. We believe that we have established ourselves as an effective and creative, though disciplined, partner, and as a result we are presented with many of the more attractive opportunities to analyze and compete for.

As noted above, we have recently expanded the capabilities of our ventures unit to explore potential strategic investments and other opportunities. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. Among other things, we currently expect that the recent and continuing dislocation in the capital and credit markets will present potentially attractive investment and operational opportunities, particularly given our strong reputation and financial resources, and the capabilities of our ventures unit.

Legislative and Regulatory Update

In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A, that increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida currently provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expands the ability of Citizens Property Insurance Corporation (“Citizens”), a state-sponsored entity, to compete with private insurance companies, such as ours. The Florida legislature is currently considering a bill that would reduce from $28.0 to $25.0 billion the amount of reinsurance the FHCF can sell. At this time, we believe it is not likely that this proposal will be enacted; even if it is, we do not currently expect the legislation to have a significant impact on terms or conditions in the Florida reinsurance market, or the market for our products more generally. The Florida legislature is also considering a bill (the “Florida Bill”) that would make significant changes to the business of insurance in Florida, including among other changes authorizing an additional $250.0 million for the Insurance Capital Build-Up Incentive Program (which provides low-interest surplus notes to Florida insurance companies), freezing Citizens’ rates until July 1, 2009 and capping increases for three years thereafter, revising the maximum size of assessments and allowing Citizens to continue to insure homes worth over $1 million. We believe that significant portions of this proposed legislation will be enacted, and that it may have an adverse impact on existing participants in the Florida market, including our clients and investees, on us directly, or on the private Florida insurance market generally.

In 2007, the U.S. House of Representatives passed legislation, H.R. 3121, the Flood Insurance Reform and Modernization Act, which would renew, expand and alter the National Flood Insurance Program (“NFIP”). The NFIP, which is operated by the Federal Emergency Management Agency (“FEMA”), provides subsidized flood insurance in identified flood plain zones. H.R. 3121 includes a provision, sponsored by Rep. Gene Taylor (D-MS) (the “Taylor Amendment”), that would expand the NFIP to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event). The Taylor Amendment, as approved by the House, would provide coverage up to $0.5 million for a single-family dwelling, $0.5 million for a dwelling unit within a multiple-dwelling structure, approximately $0.2 million for the contents of a dwelling unit, $1.0 million for non-residential properties, and approximately $0.8 million for the contents of a non-residential property.

Also in 2007, the U.S. House of Representatives approved another proposed bill, H.R. 3355, the “Homeowners’ Defense Act of 2007” co-sponsored by Reps. Ron Klein (D-FL) and Tim Mahoney (D-FL) (the “Klein-Mahoney Bill”). The Klein-Mahoney Bill contains two titles, one that would create a National Catastrophe Risk Consortium and one that would require the U.S. Treasury Department to establish a national homeowners insurance stabilization program. The National Catastrophe Risk Consortium program would allow multiple participating states to pool state sponsored catastrophic risk insured or reinsured in wind pools or other residual markets. The stabilization program would allow the Treasury Department to make below-cost loans to participating states or their reinsurance pools and/or residual markets.

To date, neither the Klein-Mahoney Bill, nor the proposed Taylor Amendment to H.R. 3355 have been approved by the Senate. In addition, the Bush Administration has indicated that it would likely veto both bills in their current form. However, we can provide no assurance that this legislation or similar legislation will not be adopted. Passage of such legislation would adversely affect us, perhaps materially.

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

The agriculture-related insurance business in which we participate is subject to federal legislation and oversight. Legislation currently pending in the federal government (HR 2419) (the “Farm Bill”) includes several provisions relating to the federal crop insurance program. If the Farm Bill is not enacted, our federally reinsured crop insurance business will not expire or be impacted. At this time, because the House and the Senate have not yet jointly passed a final bill, it is not possible to predict the likelihood that the Farm Bill will be enacted or, if the Farm Bill is enacted, the impact of the Farm Bill’s passage on the agriculture-related insurance business. However, based on early reports from the Conference Committee for the Farm Bill, the provisions relating to crop insurance, although reducing compensation to insurers, are not anticipated to result in a negative impact on the overall availability of federal crop insurance.

Recent Developments

In April 2008, we announced an agreement to acquire certain assets and the business of Agro National (“Agro”), a managing general underwriter of crop insurance offering products and services to the agricultural community, which agreement is subject to certain closing conditions. Glencoe Group has partnered with Agro over the past four years to write multi-peril crop insurance policies in the Federal Crop Insurance Program. If the transaction is consummated, the entity acquiring the assets of Agro will be an indirect wholly-owned subsidiary of the Company, which will be based in Council Bluffs, Iowa, and will become part of the Glencoe Group. Also in April 2008, our indirect wholly-owned subsidiary Glencoe Group Claims Management Inc. acquired certain assets of Claims Management Services Inc. (“CMS”), a privately-held provider of claims administration, adjustment and consulting services. Based in Roswell, Georgia, CMS has provided third party administrative services to the insurance company subsidiaries of Glencoe Group on an outsourced basis since 2005, and will now operate as an internal claims unit handling many of the claims for the insurance companies that are part of our U.S. operations.

In February 2008, our indirect wholly-owned subsidiary Glencoe U.S. Holdings, Inc. sold its wholly-owned subsidiary Savannah Reinsurance Underwriting Management LLC, a provider of property facultative reinsurance underwriting and related risk transfer services.

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

•

risks relating to adverse legislative developments, including the potential passage of the Florida Bill or other legislation in Florida continuing to expand the reinsurance coverages offered by the FHCF and the insurance policies written by the state-sponsored Citizens, or failing to reduce such coverages; the risk of adverse tax related legislation; the risk that the Farm Bill is not passed or is adversely amended; and the risk that additional state-based or new federal legislation will be enacted and adversely impact us;

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

•

changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons, which risks we believe to be currently enhanced in light of prevailing conditions in the global credit markets;

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

•

risks arising out of possible changes in the distribution or placement of risks due to increased consolidation of clients or insurance and reinsurance brokers, or program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•	risks relating to the availability and collectibility of third party reinsurance and other coverages purchased by our Reinsurance and Individual Risk operations;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

•	acquisitions or strategic investments that we have made or may make could turn out to be unsuccessful;

•

exposure to the sub-prime mortgage securities market, which has resulted in significant credit spread widening, prolonged illiquidity, reduced price transparency and increased volatility in the investments, capital and financial guaranty markets, as well as underwriting-related losses; and

•	the risk that we could be deemed to have failed to comply with the terms of the Company’s settlement agreement, or otherwise to have cooperated, with the SEC.

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail from time to time in our filing with the SEC. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; equity price risk; credit risk; and energy and weather-related risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K for the fiscal year ended December 31, 2007 for additional information related to the Company’s exposure to these risks.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

In 2005, we received subpoenas from certain regulators, including the SEC, relating to industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products as well as our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In March 2007, the Company and the SEC completed a settlement resolving the SEC’s investigation, which was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007. Pursuant to the settlement, we consented, without admitting or denying any wrongdoing, to entry of a final judgment enjoining future violations of certain provisions of the federal securities laws, and paid disgorgement of $1 and a civil penalty of $15.0 million. In accordance with the terms of the settlement agreement, we retained an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. While we will strive to fully comply with the settlement agreement with the SEC, it is possible that we will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or any perception that we have failed to comply, could adversely affect us, perhaps materially so.

In September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York (the “Court”) against James N. Stanard, our former Chairman and Chief Executive Officer, Martin J. Merritt, our former controller, and Michael W. Cash, a former officer of the Company, charging Messrs. Stanard, Merritt and Cash with violations of federal securities laws, including securities fraud, and seeking permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company.

Messrs. Merritt and Cash have entered into settlement agreements with the SEC, which have been approved by the applicable courts. In the case of Mr. Merritt, the determination of civil penalties and disgorgement will be made at a later date.

As disclosed in publicly available court records, the civil litigation between the SEC and Mr. Stanard, to which the Company is not a party, is currently scheduled to go to trial in September 2008. This ongoing matter could give rise to additional costs, distractions, or impacts to our reputation. It is possible that the ongoing investigation into our former officers could give rise to additional investigations or proceedings being commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil. While we intend to continue to cooperate with the ongoing investigations, we are unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on our business, including as to our senior management team.

On January 11, 2008, the United States District Court for the Southern District of New York granted final approval of the settlement of the consolidated putative class actions which were originally filed against the Company and various former Company officers in 2005. The Company executed the Stipulation of Settlement in April 2007 and the settlement amount, $13.5 million, previously provided for in the Company’s financial statements, was paid in the first quarter of 2008 (partially offset by insurance recoveries).

Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our reserves for claims and claim expenses which are discussed in more detail above under “Reserves for Claims and Claim Expenses.” In addition to claims litigation, the

Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, we believe that no individual, normal course litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.

Item 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 15, 2007, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million. The table below details the repurchases that were made under the program during the three months ended March 31, 2008, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$377.3
January 1 - 31, 2008	2,789,003	$57.23	1,603	$58.11	2,787,400	$57.23	(159.6)
February 1 - 29, 2008	509,611	$58.23	711	$53.19	508,900	$58.24	(29.6)
March 1 - 31, 2008	1,009,149	$51.75	37,449	$51.15	971,700	$51.77	(50.4)

Total	4,307,763	$56.06	39,763	$51.47	4,268,000	$56.11	$137.7

Shares repurchased under the repurchase program during the three months ended March 31, 2008 were effected in open market transactions, most of which were repurchased pursuant to trading plans adopted by the Company under Rule 10b5-1, including a new plan which the Company entered into on March 10, 2008. Subsequent to March 31, 2008 and through April 24, 2008, the Company repurchased an additional 0.4 million shares at an aggregate cost of $22.1 million and at an average share price of $53.09. At April 24, 2008, $115.6 million remained available for repurchase under the Company’s share repurchase program. In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

10.1	Form of Amendment to Employment Agreements for Executive Officers.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 2, 2008