Form 10-K/A
period 2007-12-31
RENAISSANCERE HOLDINGS LTD
filed 2008-06-30
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of Common Shares outstanding at February 12, 2008 was 65,686,769.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement filed in respect of our 2008 Annual General Meeting of Shareholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for RenaissanceRe Holdings Ltd. (the “Company”) for the year ended December 31, 2007, originally filed on February 22, 2008 (the “Original Form 10-K”), is being filed pursuant to and in compliance with the time requirements of Rule 3-09 of Regulation S-X to amend Item 15, Exhibits and Financial Statement Schedules, to include Exhibit 99.1, the audited financial statements of ChannelRe Holdings Ltd., a Bermuda company (“ChannelRe”), at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, including the related report of ChannelRe’s independent auditors. Item 15 is also being amended to file Exhibit 23.2, the consent of ChannelRe’s independent auditors related to their opinion contained in this filing. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the text of the amended Item 15 is set forth in its entirety herein, including those portions of the text that have not been amended from that set forth in the Original Form 10-K. Additionally, in connection with the filing of this Form 10-K/A and pursuant to SEC rules, the Company is including currently dated certifications under Sections 302 and 906 of the Sarbanes–Oxley Act of 2002. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FinancialStatements, Financial Statement Schedules and Exhibits.

1.	Financial Statements

The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 22, 2008 (SEC File Number 001-14428).

2.	Financial Statement Schedules

The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 22, 2008 (SEC File Number 001-14428).

3.	Exhibits

3.1	Memorandum of Association.(1)

3.2	Amended and Restated Bye-Laws.(2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.(3)

3.4	Specimen Common Share certificate.(1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(4)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie.(5)

10.3	Amendment No. 1, dated as of March 1, 2007, to the Employment Agreement, dated as of February 22, 2006 by and between RenaissanceRe Holdings Ltd. and Neill A. Currie.(6)

10.4	Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and Fred R. Donner.(7)

10.5	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and William I. Riker.(7)

10.6	Transition Services Agreement dated as of July 18, 2007 between RenaissanceRe Holdings Ltd. and William I. Riker.(8)

10.7	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr.(7)

10.8	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(7)

10.9	Form of Employment Agreement for Executive Officers.(7)

10.10	Form of Amendment to Employment Agreement for Executive Officers. (32)

10.11	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(9)

10.12	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the

Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank U.S., National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(10)

10.13	First Amendment Agreement, dated as of August 11, 2005, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(11)

10.14	Second Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of May 19, 2006, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(12)

10.15	Third Amendment, dated as of June 18, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders.(13)

10.16	Fourth Amendment, dated as of September 6, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders.(14)

10.17	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders.(15)

10.18	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.(16)

10.19	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(17)

10.20	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(18)

10.21	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(18)

10.22	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(10)

10.23	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(10)

10.24	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(19)

10.25	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(20)

10.26	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers.(19)

10.27	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(21)

10.28	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(22)

10.29	Form of Restricted Stock Grant Agreement for Directors.(5)

10.30	Form of Option Grant Agreement for Directors.(5)

10.31	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(23)

10.32	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(24)

10.33	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(25)

10.34	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares.(26)

10.35	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(27)

10.36	First Supplemental Indenture, dated as of July 17, 2001, to the Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(27)

10.37	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(28)

10.38	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Syndication Agents, ING Bank N.V., as Documentation Agent, and certain Lenders party thereto.(29)

10.39	Investment Agreement, dated as of September 20, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings, Ltd. and The St. Paul Companies, Inc.(30)

10.40	First Amendment to the Investment Agreement, dated as of November 1, 2002, by and among RenaissanceRe Holdings Ltd., Platinum Underwriters Holdings Ltd. and The St. Paul Companies, Inc.(30)

10.41	Transfer Restrictions, Registration Rights and Standstill Agreement between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 1, 2002.(30)

10.42	Investment Manager Agreement, entered into as of July 1, 2005, by and between Renaissance Underwriting Managers Ltd. and BlackRock Financial Management, Inc.(31)

10.43	Amendment No. 1 to Investment Manager Agreement, dated as of September 29, 2005, by and between Renaissance Underwriting Managers, Ltd. and BlackRock Financial Management, Inc.(11)

10.44	Amended and Restated Option Agreement, between Platinum Underwriters Holdings, Ltd. and RenaissanceRe Holdings Ltd., dated as of November 18, 2004.(20)

21.1	List of Subsidiaries of the Registrant. (32)

23.1	Consent of Ernst & Young Ltd. (32)

23.2	Consent of PricewaterhouseCoopers.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Consolidated Financial Statements of ChannelRe Holdings Ltd. at December 31, 2007 and December 31, 2006, and for the years ended December 31, 2007, 2006 and 2005.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 20, 2007.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9, 2004

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 3, 2006 (SEC File Number 001-14428).

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the SEC on August 2, 2006 (SEC File Number 001-14428).

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2007.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on October 31, 2007 (SEC File Number 001-14428).

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(16)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(17)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(21)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 4, 2003, relating to certain events which occurred on January 30, 2003.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the SEC on December 14, 2006.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 6, 2002, relating to certain events which occurred on November 1, 2002.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 8, 2005, relating to certain events which occurred on July 1, 2005.

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 22, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on June 30, 2008.

RENAISSANCERE HOLDINGS LTD.

By:	/s/ Fred R. Donner
Name:	Fred R. Donner
Title:	Executive Vice President & Chief Financial Officer