Form 10-Q
period 2008-06-30
RENAISSANCERE HOLDINGS LTD
filed 2008-07-30
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of July 24, 2008 was 61,237,784.

Total number of pages in this report: 59

RenaissanceRe Holdings Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,736,403 and $3,863,902 at June 30, 2008 and December 31, 2007, respectively)	$3,775,345	$3,914,363
Short term investments, at fair value	1,400,884	1,821,549
Other investments, at fair value	927,247	807,864
Investments in other ventures, under equity method	104,438	90,572

Total investments	6,207,914	6,634,348
Cash and cash equivalents	262,951	330,226
Premiums receivable	965,955	475,075
Ceded reinsurance balances	206,888	107,916
Losses recoverable	191,789	183,275
Accrued investment income	32,976	39,084
Deferred acquisition costs	134,319	104,212
Receivable for investments sold	209,320	144,037
Other secured assets	107,025	90,488
Other assets	156,970	171,457
Goodwill and other intangibles	74,169	6,237

Total assets	$8,550,276	$8,286,355

Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,009,803	$2,028,496
Reserve for unearned premiums	993,959	563,336
Debt	450,000	451,951
Reinsurance balances payable	408,775	275,430
Payable for investments purchased	247,482	422,974
Other secured liabilities	106,420	88,920
Other liabilities	165,905	162,294

Total liabilities	4,382,344	3,993,401

Commitments and Contingencies

Minority Interest - DaVinciRe	794,499	815,451

Shareholders’ Equity
Preference shares	650,000	650,000
Common shares	62,862	68,920
Additional paid-in capital	—	107,867
Accumulated other comprehensive income	35,562	44,719
Retained earnings	2,625,009	2,605,997

Total shareholders’ equity	3,373,433	3,477,503

Total liabilities, minority interest and shareholders’ equity	$8,550,276	$8,286,355

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2008 and 2007

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Gross premiums written	$807,575	$845,860	$1,334,613	$1,478,589

Net premiums written	$614,022	$609,842	$1,017,138	$1,180,869
Increase in unearned premiums	(237,449)	(251,388)	(331,651)	(459,797)

Net premiums earned	376,573	358,454	685,487	721,072
Net investment income	38,685	118,140	91,188	226,155
Net foreign exchange (losses) gains	(231)	(373)	4,705	4,794
Equity in earnings of other ventures	4,872	9,675	11,122	20,376
Other (loss) income	(24)	(5,498)	7,988	(7,701)
Net realized losses on investments	(24,161)	(11,566)	(34,831)	(7,481)

Total revenues	395,714	468,832	765,659	957,215

Expenses
Net claims and claim expenses incurred	114,217	138,854	196,373	284,846
Acquisition expenses	53,613	59,509	100,041	123,238
Operational expenses	33,494	26,527	63,607	55,051
Corporate expenses	7,111	4,927	15,814	11,931
Interest expense	5,937	7,195	12,741	19,174

Total expenses	214,372	237,012	388,576	494,240

Income before minority interests and taxes	181,342	231,820	377,083	462,975
Minority interest - DaVinciRe	(41,341)	(37,399)	(81,656)	(66,506)

Income before taxes	140,001	194,421	295,427	396,469
Income tax benefit (expense)	6,295	(680)	(1,391)	(787)

Net income	146,296	193,741	294,036	395,682
Dividends on preference shares	(10,575)	(10,575)	(21,150)	(21,711)

Net income available to common shareholders	$135,721	$183,166	$272,886	$373,971

Net income available to common shareholders per common share - basic	$2.16	$2.57	$4.25	$5.25

Net income available to common shareholders per common share - diluted	$2.13	$2.53	$4.18	$5.16

Dividends per common share	$0.23	$0.22	$0.46	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2008 and 2007

(in thousands of United States Dollars)

(Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007
Preference shares
Balance - January 1	$650,000	$800,000
Repurchase of shares	—	(150,000)

Balance - June 30	650,000	650,000

Common shares
Balance - January 1	68,920	72,140
Repurchase of shares	(6,435)	(223)
Exercise of options and issuance of restricted stock and awards	377	349

Balance - June 30	62,862	72,266

Additional paid-in capital
Balance - January 1	107,867	284,123
Repurchase of shares	(121,841)	(10,896)
Exercise of options and issuance of restricted stock and awards	13,974	10,466

Balance - June 30	—	283,693

Accumulated other comprehensive income
Balance - January 1	44,719	25,217
Net unrealized losses on securities, net of adjustment (see disclosure below)	(9,157)	(12,278)

Balance - June 30	35,562	12,939

Retained earnings
Balance - January 1	2,605,997	2,099,017
Net income	294,036	395,682
Repurchase of shares	(224,300)	—
Dividends on common shares	(29,574)	(31,848)
Dividends on preference shares	(21,150)	(21,711)

Balance - June 30	2,625,009	2,441,140

Total Shareholders’ Equity	$3,373,433	$3,460,038

Comprehensive income (1)
Net income	$294,036	$395,682
Other comprehensive loss	(9,157)	(12,278)

Comprehensive income	$284,879	$383,404

Disclosure regarding net unrealized losses
Net unrealized holding losses arising during the year	$(43,988)	$(19,759)
Net realized losses included in net income	34,831	7,481

Net unrealized losses on securities	$(9,157)	$(12,278)

(1)	Comprehensive income was $116.5 million and $179.3 million for the three months ended June 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(in thousands of United States dollars)

(Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007
Cash flows provided by operating activities

Net income	$294,036	$395,682

Adjustments to reconcile net income to net cash provided by operating activities

Amortization and depreciation	(535)	(6,984)
Net realized losses on investments	34,831	7,481
Equity in undistributed earnings of other ventures	6,030	(7,615)
Net unrealized losses (gains) included in investment income	49,756	(48,231)
Net unrealized losses (gains) included in other (loss) income	7,227	(8,478)
Minority interest in undistributed net income of DaVinciRe	81,656	66,506
Change in:
Premiums receivable	(490,880)	(508,507)
Ceded reinsurance balances	(98,972)	(107,517)
Deferred acquisition costs	(30,107)	(65,013)
Reserve for claims and claim expenses, net	(27,207)	94,925
Reserve for unearned premiums	430,623	567,315
Reinsurance balances payable	133,345	(50,138)
Other	(12,867)	11,946

Net cash provided by operating activities	376,936	341,372

Cash flows provided by investing activities

Proceeds from sales and maturities of investments available for sale	5,971,872	1,322,606
Purchases of investments available for sale	(6,115,709)	(1,422,001)
Net sales of short term investments	420,665	142,799
Net purchases of other investments	(163,356)	(17,211)
Net (purchases) sales of investments in other ventures	(19,350)	2,262
Net purchase of subsidiaries	(76,631)	—

Net cash provided by investing activities	17,491	28,455

Cash flows used in financing activities

Dividends paid - common shares	(29,574)	(31,848)
Dividends paid - preference shares	(21,150)	(21,711)
RenaissanceRe common share repurchase	(352,576)	(11,119)
DaVinciRe share repurchase	(100,000)	—
Third party DaVinciRe share repurchase	43,549	—
Net repayment of debt	(1,951)	—
Redemption of Series A preference shares	—	(150,000)
Redemption of capital securities	—	(103,093)

Net cash used in financing activities	(461,702)	(317,771)

Net (decrease) increase in cash and cash equivalents	(67,275)	52,056

Cash and cash equivalents, beginning of period	330,226	214,399

Cash and cash equivalents, end of period	$262,951	$266,455

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars) (Unaudited)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, the fair value of other investments and financial instruments and the Company’s deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

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

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers generally in excess of various retentions or on a proportional basis. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $218.5 million and $190.2 million for the six months ended June 30, 2008 and 2007, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the six months ended June 30, 2008 were $38.1 million compared to $62.4 million for the six months ended June 30, 2007.

3.	Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted income per common share assumes the exercise of all dilutive stock options and restricted stock grants. The following tables set forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to common shareholders	$135,721	$183,166

Denominator:
Denominator for basic income per common share -

Weighted average common shares	62,921,007	71,258,606

Per common share equivalents of employee stock options and restricted shares	956,561	1,171,024

Denominator for diluted income per common share -
Adjusted weighted average common shares and assumed conversions	63,877,568	72,429,630

Basic income per common share	$2.16	$2.57

Diluted income per common share	$2.13	$2.53

Six months ended June 30,	2008	2007
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income attributable to common shareholders	$272,886	$373,971

Denominator:
Denominator for basic income per common share -

Weighted average common shares	64,224,453	71,269,626

Per common share equivalents of employee stock options and restricted shares	1,115,850	1,201,970

Denominator for diluted income per common share -
Adjusted weighted average common shares and assumed conversions	65,340,303	72,471,596

Basic income per common share	$4.25	$5.25

Diluted income per common share	$4.18	$5.16

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.23 per share to shareholders of record on each of March 14 and June 13, 2008.

The Board of Directors increased its authorized share repurchase program to $500.0 million on May 20, 2008, of which $383.4 million remained available at July 24, 2008. The Company repurchased $352.6 million of shares during the six months ended June 30, 2008. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of RenaissanceRe. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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

The Company’s financial results relating to the operating subsidiaries managed by the ventures unit include the financial results of Weather Predict Inc., Weather Predict Consulting Inc., RenRe Investment Managers Ltd. (“RIM”) and Renaissance Trading Ltd. (“Renaissance Trading”) and are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are its investments in other ventures, including Top Layer Re, Starbound II, Tower Hill Holdings Inc. (“Tower Hill”), ChannelRe Holdings Ltd. (“ChannelRe”) and Platinum Underwriters Holdings Ltd. (“Platinum”).

The Company’s Individual Risk segment provides primary insurance and quota share reinsurance.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses for the three and six months ended June 30, 2008 and 2007 is as follows:

Three months ended June 30, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$487,793	$314,845	$4,937	$—	$807,575

Net premiums written	$353,187	$260,835		—	$614,022

Net premiums earned	$226,286	$150,287		—	$376,573
Net claims and claim expenses incurred	20,120	94,097		—	114,217
Acquisition expenses	25,511	28,102		—	53,613
Operational expenses	22,756	10,738		—	33,494

Underwriting income	$157,899	$17,350		—	175,249

Net investment income				38,685	38,685
Equity in earnings of other ventures				4,872	4,872
Other loss				(24)	(24)
Interest and preference share dividends				(16,512)	(16,512)
Minority interest - DaVinciRe				(41,341)	(41,341)
Other items, net				(1,047)	(1,047)
Net realized losses on investments				(24,161)	(24,161)

Net income available to common shareholders				$(39,528)	$135,721

Net claims and claim expenses incurred - current accident year	$57,861	$105,926			$163,787
Net claims and claim expenses incurred - prior accident years	(37,741)	(11,829)			(49,570)

Net claims and claim expenses incurred - total	$20,120	$94,097			$114,217

Net claims and claim expense ratio - current accident year	25.6%	70.5%			43.5%
Net claims and claim expense ratio - prior accident years	(16.7)%	(7.9)%			(13.2)%

Net claims and claim expense ratio - calendar year	8.9%	62.6%			30.3%
Underwriting expense ratio	21.3%	25.9%			23.2%

Combined ratio	30.2%	88.5%			53.5%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Three months ended June 30, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$606,215	$238,391	$1,254	$—	$845,860

Net premiums written	$428,355	$181,487		—	$609,842

Net premiums earned	$225,987	$132,467		—	$358,454
Net claims and claim expenses incurred	62,528	76,326		—	138,854
Acquisition expenses	25,927	33,582		—	59,509
Operational expenses	16,451	10,076		—	26,527

Underwriting income	$121,081	$12,483		—	133,564

Net investment income				118,140	118,140
Equity in earnings of other ventures				9,675	9,675
Other loss				(5,498)	(5,498)
Interest and preference share dividends				(17,770)	(17,770)
Minority interest - DaVinciRe				(37,399)	(37,399)
Other items, net				(5,980)	(5,980)
Net realized losses on investments				(11,566)	(11,566)

Net income available to common shareholders				$49,602	$183,166

Net claims and claim expenses incurred - current accident year	$112,208	$85,793			$198,001
Net claims and claim expenses incurred - prior accident years	(49,680)	(9,467)			(59,147)

Net claims and claim expenses incurred - total	$62,528	$76,326			$138,854

Net claims and claim expense ratio - current accident year	49.7%	64.8%			55.2%
Net claims and claim expense ratio - prior accident years	(22.0)%	(7.1)%			(16.5)%

Net claims and claim expense ratio - calendar year	27.7%	57.7%			38.7%
Underwriting expense ratio	18.8%	33.0%			24.0%

Combined ratio	46.5%	90.7%			62.7%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Six months ended June 30, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$931,521	$395,666	$7,426	$—	$1,334,613

Net premiums written	$696,107	$321,031		—	$1,017,138

Net premiums earned	$458,513	$226,974		—	$685,487
Net claims and claim expenses incurred	67,189	129,184		—	196,373
Acquisition expenses	44,026	56,015		—	100,041
Operational expenses	43,895	19,712		—	63,607

Underwriting income	$303,403	$22,063		—	325,466

Net investment income				91,188	91,188
Equity in earnings of other ventures				11,122	11,122
Other income				7,988	7,988
Interest and preference share dividends				(33,891)	(33,891)
Minority interest - DaVinciRe				(81,656)	(81,656)
Other items, net				(12,500)	(12,500)
Net realized losses on investments				(34,831)	(34,831)

Net income available to common shareholders				$(52,580)	$272,886

Net claims and claim expenses incurred - current accident year	$128,437	$162,591			$291,028
Net claims and claim expenses incurred - prior accident years	(61,248)	(33,407)			(94,655)

Net claims and claim expenses incurred - total	$67,189	$129,184			$196,373

Net claims and claim expense ratio - current accident year	28.0%	71.6%			42.5%
Net claims and claim expense ratio - prior accident years	(13.3)%	(14.7)%			(13.9)%

Net claims and claim expense ratio - calendar year	14.7%	56.9%			28.6%
Underwriting expense ratio	19.1%	33.4%			23.9%

Combined ratio	33.8%	90.3%			52.5%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Six months ended June 30, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,122,182	$361,707	$(5,300)	$—	$1,478,589

Net premiums written	$904,574	$276,295		—	$1,180,869

Net premiums earned	$480,766	$240,306		—	$721,072
Net claims and claim expenses incurred	154,655	130,191		—	284,846
Acquisition expenses	54,289	68,949		—	123,238
Operational expenses	34,642	20,409		—	55,051

Underwriting income	$237,180	$20,757		—	257,937

Net investment income				226,155	226,155
Equity in earnings of other ventures				20,376	20,376
Other loss				(7,701)	(7,701)
Interest and preference share dividends				(40,885)	(40,885)
Minority interest - DaVinciRe				(66,506)	(66,506)
Other items, net				(7,924)	(7,924)
Net realized losses on investments				(7,481)	(7,481)

Net income available to common shareholders				$116,034	$373,971

Net claims and claim expenses incurred - current accident year	$234,614	$156,452			$391,066
Net claims and claim expenses incurred - prior accident years	(79,959)	(26,261)			(106,220)

Net claims and claim expenses incurred - total	$154,655	$130,191			$284,846

Net claims and claim expense ratio - current accident year	48.8%	65.1%			54.2%
Net claims and claim expense ratio - prior accident years	(16.6)%	(10.9)%			(14.7)%

Net claims and claim expense ratio - calendar year	32.2%	54.2%			39.5%
Underwriting expense ratio	18.5%	37.2%			24.7%

Combined ratio	50.7%	91.4%			64.2%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

6.	Fair Value Measurements

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

There have been no material changes in the Company’s valuation techniques since the adoption of FAS 157 effective January 1, 2008.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis:

At June 30, 2008	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$3,775,345	$648,806	$3,121,539	$5,000
Short term investments	1,400,884	—	1,400,884	—
Other investments	927,247	—	468,177	459,070
Other secured assets	107,025	—	107,025	—
Other assets and (liabilities) (1)	33,348	31,775	24,228	(22,655)

	$6,243,849	$680,581	$5,121,853	$441,415

(1)	Other assets of $33.7 million, $25.1 million and $7.8 million are included in Level 1, Level 2 and Level 3, respectively.

Other liabilities of $2.0 million, $0.8 million and $30.4 million are included in Level 1, Level 2 and Level 3, respectively.

Below is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2008	Fixed maturity investments available for sale	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance—January 1	$5,000	$375,281	$(9,950)	$370,331

Total unrealized gains (losses)
Included in net investment income	—	(10,196)	668	(9,528)
Included in other income	—	—	6,788	6,788

Total realized gains (losses)
Included in net investment income	—	5,475	—	5,475
Included in other income	—	—	6,016	6,016

Total foreign exchange gains	—	1,214	—	1,214
Net purchases, issuances, and settlements	—	83,044	(12,061)	70,983
Net transfers in and/or out of Level 3	—	—	—	—

Balance—March 31	$5,000	$454,818	$(8,539)	$451,279

(1)	Other investments primarily include investments in private equity partnerships and certain senior secured bank loan funds.
(2)	Balance at March 31, 2008, includes $9.0 million of other assets and $17.5 million of other liabilities.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended June 30, 2008	Fixed maturity investments available for sale	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance—March 31	$5,000	$454,818	$(8,539)	$451,279

Total unrealized gains (losses)
Included in net investment income	—	(25,193)	—	(25,193)
Included in other income	—	(163)	(11,187)	(11,350)

Total realized gains (losses)
Included in net investment income	—	(631)	—	(631)
Included in other income	—	—	(5,139)	(5,139)

Total foreign exchange gains	—	25	—	25

Net purchases, issuances, and settlements	—	30,214	2,210	32,424
Net transfers in and/or out of Level 3	—	—	—	—

Balance—June 30	$5,000	$459,070	$(22,655)	$441,415

(1)	Other investments primarily include investments in private equity partnerships and certain senior secured bank loan funds.
(2)	Balance at June 30, 2008, includes $7.8 million of other assets and $30.4 million of other liabilities.

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

Upon adoption of FAS 159, the Company elected the fair value option for certain assets and liabilities. These assets and liabilities were previously accounted for at fair value under applicable GAAP prior to the adoption of FAS 159, and as such, there were no material changes to the reported value of these assets and liabilities upon adoption. The Company has elected to use the guidance under FAS 159 for these assets and liabilities as FAS 159 represents the most current applicable GAAP. Below is a summary of the balances the Company has elected to account for under FAS 159:

(in thousands of U.S. dollars)	June 30, 2008	January 1, 2008
Other investments	$927,247	$807,864

Other secured assets	$107,025	$90,488

Other assets and (liabilities) (1)	$(2,944)	$(6,402)

(1)	Balance at June 30, 2008 includes $1.9 million of other assets and $4.9 million of other liabilities. Balance at January 1, 2008 includes $4.6 million of other assets and $11.0 million of other liabilities.

Included in net investment income for the three and six months ended June 30, 2008 is $24.4 million and $49.8 million, respectively, of net unrealized losses related to the changes in fair value of other investments. Net unrealized gains (losses) related to the changes in the fair value of other secured assets and other assets and liabilities recorded in other income was $(0.7) million and $(21) thousand, respectively, for the three months ended June 30, 2008, and $(1.0) million and $0.2 million, respectively, for the six months ended June 30, 2008.

8.	On June 2, 2008, the Company acquired substantially all the assets and assumed certain liabilities of Agro National LLC (“Agro National”). Agro National is based in Council Bluffs, Iowa and is a managing general underwriter of multi-peril crop insurance. Agro National offers high quality risk protection products and services to the agricultural community throughout the U.S. Agro National participates in the U.S. Federal government’s Multi-Peril Crop Insurance Program and has been writing business on behalf of Stonington, a wholly-owned subsidiary of the Company, since 2004. The base purchase price paid by the Company for Agro National was $80.5 million, plus additional amounts as determined in accordance with the terms of the asset purchase agreement. In connection with the purchase, the Company recorded $46.3 million of intangible assets and $20.4 million of goodwill. The acquisition of Agro National was undertaken to purchase the distribution channel for the Company’s multi-peril crop insurance business which was previously conducted through a managing general agency contractual relationship with Agro National. Other factors that added to the value of Agro National included its agent relationships, systems and technology, brand name and workforce. These factors resulted in a purchase price greater than the fair value of the net assets acquired and the recognition of goodwill and intangible assets. The acquisition of the net assets was accounted for using the purchase method in accordance with FASB Statement No. 141, Business Combinations (“FAS 141”).

The fair value of the assets and liabilities acquired and allocation of purchase price is summarized as follows:

(in thousands of U.S. dollars)
Total purchase price		$80,500
Assets acquired
Cash and cash equivalents	$4,867
Accounts and notes receivable	31,241
Property and equipment	378
Software	12,600
Other assets	14
Tangible assets acquired		49,100
Intangible asset - Agent relationships	39,900

Intangible asset - Trade name	3,500
Intangible asset - Covenants not-to-compete	2,900

Intangible assets acquired		46,300
Liabilities acquired
Accounts payable and accrued liabilities	35,345

Liabilities acquired		35,345

Excess purchase price - Goodwill		$20,445

Agent relationships represent the value of the existing non-contractual relationships Agro National has with its insurance agents. Agent relationships have a finite estimated useful life of approximately 20 years and will be amortized in proportion to their estimated cash flows. The trade name represents the value of the Agro National brand and is estimated to have a useful life of 25 years. The trade name will be amortized straight line over 25 years. Covenants not-to-compete represent non-compete agreements with key employees of Agro National. These agreements will be amortized straight line over their contractual life which has a weighted average life of approximately four years. Goodwill is estimated to have an indefinite life. The goodwill and intangible assets are recorded entirely in the Company’s Individual Risk segment.

The estimated remaining amortization expense for the intangible assets is as follows:

(in thousands of U.S. dollars)
2008(1)	$4,151
2009	4,476
2010	4,349
2011	4,205
2012 and thereafter	29,119

Total	$46,300

(1)	For the six months ending December 31, 2008.

Operating results of Agro National have been included in the consolidated financial statements from June 2, 2008, the date of acquisition. FAS 141 requires the following selected unaudited pro-forma information be provided to present a summary of the combined results of the Company and Agro National assuming the transaction had been effective January 1, 2007 and 2008, respectively. The unaudited pro-forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

	Six months ended
(in thousands of U.S. dollars)	June 30, 2008	June 30, 2007
Gross premiums written	$1,334,613	$1,478,589
Net premiums earned	$685,487	$721,072
Total revenue	$765,659	$957,215
Total expenses	$390,844	$495,280

Net income available to common shareholders	$270,618	$372,931
Net income available to common shareholders per common share—basic	$4.21	$5.23
Net income available to common shareholders per common share—diluted	$4.14	$5.14

The pro-forma net income available to common shareholders per common share – diluted for the six months ended June 30, 2008 and 2007 of $4.14 and $5.14, respectively, compares to actual results of $4.18 and $5.16 for the six months ended June 30, 2008 and 2007, respectively. The decrease is principally due to the amortization of the intangible assets arising upon acquisition.

Effective April 1, 2008, the Company purchased substantially all the assets of Claims Management Services, Inc. (“CMS”). CMS is based in Roswell, Georgia and is a privately held company specializing in claims administration, adjusting and consulting services for insurance companies, managing general agents, self-insured clients, fronted programs and clients with substantial retentions or deductibles. CMS has a proprietary network of licensed adjusters and offers services on a national basis. The Company will be using CMS for claims services solely for its own business and does not intend at this time to provide claims services to third parties. The base purchase price paid by the Company was $3.8 million, plus additional amounts as determined in accordance with the terms of the asset purchase agreement. In connection with the purchase, the Company acquired net assets with a fair value of $0.5 million and recorded $3.3 million of goodwill. Goodwill is estimated to have an indefinite life and is recorded entirely in the Company’s Individual Risk segment.

9.	Recently Issued Accounting Pronouncements

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

10.	On July 10, 2008, the Company borrowed $150.0 million under its revolving credit facility to repay $150.0 million maturing on its 7.0% Senior Notes which came due July 15, 2008. The $150.0 million of 7.0% Senior Notes were repaid on July 15, 2008.

11.	There are no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

The Company continues to strive to comply with its settlement agreement with the Securities and Exchange Commission (“SEC”); however, it is possible that we will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or any perception that we have failed to comply, could adversely affect us, perhaps materially so.

As disclosed previously by the Company and in publicly available court records, the civil litigation between the SEC and James M. Stanard, the Company’s former Chairman and Chief Executive Officer, to which the Company is not a party, is currently scheduled to go to trial in September 2008. Mr. Stanard’s motion for summary judgment was recently dismissed. This ongoing matter could give rise to additional costs, distractions, or impacts to the Company’s reputation. It is possible that the ongoing investigation into its former officers could give rise to additional investigations or proceedings being commenced against the Company and/or its current or former senior executives in connection with these matters, which could be criminal or civil. While the Company intends to continue to cooperate with the ongoing investigations, the Company is unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on its business, including as to its senior management team.

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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2008 and 2007. The following also includes a discussion of our financial condition at June 30, 2008. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. We also direct readers to the Note on Forward-Looking Statements included in this filing.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, catastrophe exposed personal lines property, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Through our ventures unit, we pursue joint ventures and other strategic relationships. Our four principal business activities in this area are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re, DaVinci and Starbound II; 2) strategic investments in other market participants, such as our investments in ChannelRe and Platinum, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; 3) weather-related trading activities; and 4) fee-based consulting services, research and development and loss and mitigation activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, ChannelRe, Starbound II, Tower Hill, Platinum and our weather-related activities are included in the Other category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts include insurance contracts and quota share reinsurance with respect to risks including: 1) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; 2) multi-peril crop, which includes multi-peril crop insurance, crop hail, yield-based and revenue insurance plans and other named peril agriculture risk management products; 3) commercial property, which principally includes catastrophe-exposed commercial property products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

Our Individual Risk business is primarily produced through three distribution channels: 1) program managers – where we write primary insurance through specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 2) quota share reinsurance – where we write quota share reinsurance with primary insurers who, similar to our program managers, provide most of the back-office and support functions; and 3) brokers and agents – where we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyds, which write on an admitted basis. Since the inception of our Individual Risk business, we have substantially relied on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third-party partners through an operations review team at Glencoe Specialty Services, which conducts initial due diligence as well as ongoing monitoring. Currently, we are investing in initiatives to strengthen our operating platform, enhance our internal capabilities, and expand the resources we commit to our Individual Risk operations. In furtherance of these initiatives, we recently completed the acquisition of substantially all the net assets of Agro National and CMS.

New Business

In addition to the potential growth of our existing reinsurance and insurance businesses, from time to time we consider opportunistic diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate opportunities to grow our business by utilizing our skills, capabilities, proprietary technology and relationships to expand into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our current portfolio of risks. We also regularly review potential new investments, in both operating entities and financial instruments. We believe the current period of market dislocation may have increased the prospects that we can deploy capital in such initiatives at attractive expected rates of return.

In evaluating potential new ventures or investments, we generally seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core Reinsurance and Individual Risk operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would contribute materially to our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

Summary Overview

Three months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$807,575	$845,860	$(38,285)
Net premiums written	614,022	609,842	4,180
Net premiums earned	376,573	358,454	18,119
Net claims and claim expenses incurred	114,217	138,854	(24,637)
Underwriting income	175,249	133,564	41,685
Net investment income	38,685	118,140	(79,455)
Net realized losses on investments	(24,161)	(11,566)	(12,595)
Net income available to common shareholders	135,721	183,166	(47,445)
Net income available to common shareholders per common share - diluted	$2.13	$2.53	$(0.40)
Net claims and claim expense ratio - current accident year	43.5%	55.2%	(11.7)%
Net claims and claim expense ratio - prior accident years	(13.2)%	(16.5)%	3.3%
Net claims and claim expense ratio - calendar year	30.3%	38.7%	(8.4)%
Underwriting expense ratio	23.2%	24.0%	(0.8)%
Combined ratio	53.5%	62.7%	(9.2)%

At June 30, 2008 and March 31, 2008	June 30, 2008	March 31, 2008	Change	% Change
Book value per common share	$43.32	$42.14	$1.18	2.8%
Accumulated dividends per common share	7.46	7.23	0.23	3.2%

Book value per common share plus accumulated dividends	$50.78	$49.37	$1.41	2.9%

Net income available to common shareholders was $135.7 million in the second quarter of 2008, compared to $183.2 million in the second quarter of 2007. Net income available to common shareholders per fully diluted common share was $2.13 for the second quarter of 2008, compared to $2.53 in the second quarter of 2007. The decrease in our net income was primarily due to a $79.5 million decrease in our net investment income and a $12.6 million increase in net realized losses on investments, partially offset by a $41.7 million increase in underwriting income as discussed below.

Net investment income for the second quarter of 2008 was $38.7 million, compared to $118.1 million for the same quarter in 2007, a decrease of $79.5 million, as a result of lower total returns in our investment portfolio. Included in net investment income is income from our portfolio of other investments which includes hedge fund and private equity investments, senior secured bank loan funds, non-U.S. fixed income funds, catastrophe bonds and other miscellaneous investments. Net investment income from our other investments decreased $59.1 million to a loss of $17.5 million in the second quarter of 2008 compared with $41.6 million of net investment income in the second quarter of 2007. This includes a $29.4 million net investment loss from our hedge fund and private equity investments in the second quarter of 2008 compared to $35.2 million of net investment income in the second quarter of 2007.

Net realized losses on investments were $24.2 million in the first quarter of 2008 compared to $11.6 million in the first quarter of 2007. The $12.6 million increase in net realized losses was primarily due to an increase in interest rates and the widening of corporate and securitized asset credit spreads in the second quarter of 2008 which resulted in $26.6 million of other than temporary impairment charges in our portfolio of fixed maturity investments available for sale, compared to other than temporary impairment charges of $12.1 million in the second quarter of 2007.

In the second quarter of 2008, we generated $175.2 million of underwriting income, compared to $133.6 million in the second quarter of 2007. We had a combined ratio of 53.5%, a net claims and claim expense ratio of 30.3% and an underwriting expense ratio of 23.2% in the second quarter of 2008, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 62.7%, 38.7% and 24.0%, respectively, in the second quarter of 2007. The Company’s underwriting results for the second quarter of 2008 were driven by the following factors:

•

A relatively low level of insured catastrophes in our Reinsurance segment. Specifically, claims and claim expenses in our catastrophe unit decreased primarily due to the absence of $53.0 million of claims and claim expenses incurred as a result of the United Kingdom (“U.K.”) floods experienced in the second quarter of 2007, and combined with lower claims and claim expenses in our specialty unit as a result of a surety loss that was fully reserved in the second quarter of 2007.

•

The decrease in our Reinsurance segment claims and claim expenses were offset by an increase in our Individual Risk segment claims and claim expenses due to an increase in net premiums earned and a resulting higher level of attritional losses combined with a modest increase in our estimated loss ratio for our multi-peril crop insurance business. The increase in the estimated loss ratio from our multi-peril crop insurance business is a result of weather-related losses including flooding and hail storms in the Midwest portion of the U.S. and drought conditions in portions of Texas, both occurring in the second quarter of 2008.

Gross premiums written decreased $38.3 million to $807.6 million in the second quarter of 2008, compared to $845.9 million in the second quarter of 2007. The decrease in gross premiums written was driven by several factors, including our clients, in general, retaining more risk and overall price declines which resulted in a decrease in our premiums. In addition, we elected to non-renew certain contracts and programs where the pricing and/or terms had deteriorated to levels that were unattractive. Net premiums written increased $4.2 million in the second quarter of 2008 to $614.0 million, compared to the second quarter of 2007, primarily due to a $42.5 million decrease in ceded premiums written in the second quarter of 2008 compared to the second quarter of 2007. The decrease in ceded premiums written in the second quarter of 2008, compared to the second quarter of 2007, was primarily due to $65.8 million of premiums ceded to Starbound II in the second quarter of 2007 not recurring in the second quarter of 2008. Market conditions were not attractive for a similar type of transaction in the second quarter of 2008 and as such the second quarter of 2008 does not include these ceded premiums written. Net premiums earned increased $18.1 million to $376.6 million in the second quarter of 2008, compared to the second quarter of 2007 due to an increase in gross premiums earned.

Net claims and claim expenses incurred decreased by $24.6 million to $114.2 million in the second quarter of 2008 compared to the same quarter of 2007, due primarily to a $34.2 million decrease in current accident year losses compared to the second quarter of 2007, principally due to lower losses in our Reinsurance segment and partially offset by an increase in losses in our Individual Risk segment, as discussed above. The Company experienced $49.6 million of favorable loss reserve development on prior year reserves in the second quarter of 2008 compared to $59.1 million in the second quarter of 2007, as discussed below.

Book value per common share increased $1.18 to $43.32 at June 30, 2008, compared to $42.14 at March 31, 2008, an increase of 2.8% for the quarter. Book value per common share plus accumulated dividends increased $1.41 to $50.78 at June 30, 2008, compared to $49.37 at March 31, 2008, an increase of 2.9% for the quarter. The growth in book value per common share during the second quarter of 2008 was driven by our net income available to common shareholders of $135.7 million, offset by a $29.8 million decrease in accumulated other comprehensive income, and $14.4 million of common dividends. Book value per common share was also impacted by our repurchase of 2.2 million common shares in the second quarter of 2008 for a total cost of $113.0 million.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the three months ended June 30, 2008 and 2007:

Reinsurance segment overview

Three months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$487,793	$606,215	$(118,422)

Net premiums written	$353,187	$428,355	$(75,168)

Net premiums earned	226,286	225,987	299
Net claims and claim expenses incurred	20,120	62,528	(42,408)
Acquisition expenses	25,511	25,927	(416)
Operational expenses	22,756	16,451	6,305

Underwriting income	$157,899	$121,081	$36,818

Net claims and claim expenses incurred - current accident year	$57,861	$112,208	$(54,347)
Net claims and claim expenses incurred - prior accident years	(37,741)	(49,680)	11,939

Net claims and claim expenses incurred - total	$20,120	$62,528	$(42,408)

Net claims and claim expense ratio - current accident year	25.6%	49.7%	(24.1)%
Net claims and claim expense ratio - prior accident years	(16.7)%	(22.0)%	5.3%

Net claims and claim expense ratio - calendar year	8.9%	27.7%	(18.8)%
Underwriting expense ratio	21.3%	18.8%	2.5%

Combined ratio	30.2%	46.5%	(16.3)%

(1) Reinsurance gross premiums written includes $(4.9) million and $(1.3) million of premiums assumed from the Individual Risk segment for the three months ended June 30, 2008 and 2007, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $118.4 million, or 19.5%, to $487.8 million in the second quarter of 2008, compared to the second quarter of 2007. Our catastrophe premiums decreased $48.2 million, or 9.4%, from the second quarter of 2007 and our specialty reinsurance premiums decreased $70.3 million, or 75.2%, from the second quarter of 2007. The decrease in our catastrophe and specialty premiums was primarily due to softening market conditions which resulted in lower premium rates on business written during the quarter. Our specialty reinsurance premiums were also impacted by one large catastrophe exposed personal lines quota share contract which generated $2.6 million in gross premiums written in the second quarter of 2008 compared to $75.4 million in the second quarter of 2007, a decrease of $72.8 million.

In general, in addition to overall price declines, our clients retained more risk in the second quarter of 2008 compared to the second quarter of 2007 and our underwriters elected to non-renew certain contracts and programs where the pricing and/or terms had deteriorated to levels that were unattractive, all principally driven by a softening market following the low level of insured catastrophe losses occurring during 2007 and 2006. Our Reinsurance segment results have been increasingly impacted in recent periods by a certain number of large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $157.9 million of underwriting income in the second quarter of 2008, compared to $121.1 million in the second quarter of 2007, an increase of $36.8 million. The increase was principally due to lower net claims and claim expenses incurred as discussed below. In the second quarter of 2008, our Reinsurance segment generated a net claims and claim expense ratio of 8.9%, an underwriting expense ratio of 21.3% and a combined ratio of 30.2%, compared to 27.7%, 18.8% and 46.5%, respectively, in the second quarter of 2007. Net premiums earned of $226.3 million in the second quarter of 2008 were up $0.3 million from the same period in 2007. Current accident year losses of $57.9 million were down $54.3 million from $112.2 million in the second quarter of 2007, which were primarily driven by flood losses in the U.K. that resulted in $53.0 million of net claims and claim expenses that did not recur in the second quarter of 2008. In the second quarter of 2008, we experienced $37.7 million of prior year favorable development compared to $49.7 million in the second quarter of 2007, which in both years was principally due to lower than expected claims emergence within our catastrophe and specialty reinsurance business units.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $16.1 million and $7.1 million for the second quarters of 2008 and 2007, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 7.1% and 3.1% for the second quarters of 2008 and 2007, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $28.3 million and $20.1 million for the second quarters of 2008 and 2007, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the three months ended June 30, 2008 and 2007:

Catastrophe overview

Three months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$291,317	$340,913	$(49,596)
DaVinci	173,349	171,915	1,434

Total property catastrophe gross premiums written (1)	$464,666	$512,828	$(48,162)

Net premiums written	$330,060	$334,968	$(4,908)

Net premiums earned	164,471	170,337	(5,866)
Net claims and claim expenses incurred	7,984	45,570	(37,586)
Acquisition expenses	12,323	17,892	(5,569)
Operational expenses	17,498	11,761	5,737

Underwriting income	$126,666	$95,114	$31,552

Net claims and claim expenses incurred - current accident year	$26,076	$64,569	$(38,493)
Net claims and claim expenses incurred - prior accident years	(18,092)	(18,999)	907

Net claims and claim expenses incurred - total	$7,984	$45,570	$(37,586)

Net claims and claim expense ratio - current accident year	15.9%	37.9%	(22.0)%
Net claims and claim expense ratio - prior accident years	(11.0)%	(11.2)%	0.2%

Net claims and claim expense ratio - calendar year	4.9%	26.7%	(21.8)%
Underwriting expense ratio	18.1%	17.4%	0.7%

Combined ratio	23.0%	44.1%	(21.1)%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $(4.9) million and $(1.3) million for the three months ended June 30, 2008 and 2007, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the second quarter of 2008, our property catastrophe gross premiums written decreased by $48.2 million, or 9.4%, to $464.7 million, compared to the second quarter of 2007. The decrease in our catastrophe premiums was primarily due to softening market conditions which generally resulted in lower premium rates on business written during the quarter. In general, in addition to overall price declines our clients retained more risk in the second quarter of 2008 compared to the second quarter of 2007 and our underwriters elected to non-renew certain contracts and programs where the pricing and/or terms had deteriorated to levels that were unattractive, all principally driven by a softening market following the low level of insured catastrophe losses occurring during 2007 and 2006.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $126.7 million of underwriting income in the second quarter of 2008, compared to $95.1 million in the second quarter of 2007, an increase of $31.6 million. The increase in underwriting income was due primarily to a $37.6 million decrease in net claims and claim expenses incurred. In the second quarter of 2008, our catastrophe unit generated a net claims and claim expense ratio of 4.9%, an underwriting expense ratio of 18.1% and a combined ratio of 23.0%, compared to 26.7%, 17.4% and 44.1%, respectively, in the second quarter of 2007. Current accident year losses of $26.1 million were down $38.5 million from $64.6 million in the second quarter of 2007. Included in current accident year losses for the second quarter of 2007 were flood losses in the U.K. which resulted in $48.0 million of net claims and claim expenses. During the second quarter of 2008, we experienced $18.1 million of favorable development on prior year reserves principally due to lower than expected claims emergence on relatively small U.S. catastrophes from accident years 2007 and prior. This compares to $19.0 million of favorable development on prior year reserves in the second quarter of 2007 principally due to lower than expected claims emergence on the 2006 accident year.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended June 30, 2008 and 2007:

Specialty overview

Three months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$22,955	$93,258	$(70,303)
DaVinci	172	129	43

Total specialty gross premiums written	$23,127	$93,387	$(70,260)

Net premiums written	$23,127	$93,387	$(70,260)

Net premiums earned	61,815	55,650	6,165
Net claims and claim expenses incurred	12,136	16,958	(4,822)
Acquisition expenses	13,188	8,035	5,153
Operational expenses	5,258	4,690	568

Underwriting income	$31,233	$25,967	$5,266

Net claims and claim expenses incurred - current accident year	$31,785	$47,639	$(15,854)
Net claims and claim expenses incurred - prior accident years	(19,649)	(30,681)	11,032

Net claims and claim expenses incurred - total	$12,136	$16,958	$(4,822)

Net claims and claim expense ratio - current accident year	51.4%	85.6%	(34.2)%
Net claims and claim expense ratio - prior accident years	(31.8)%	(55.1)%	23.3%

Net claims and claim expense ratio - calendar year	19.6%	30.5%	(10.9)%
Underwriting expense ratio	29.9%	22.9%	7.0%

Combined ratio	49.5%	53.4%	(3.9)%

Specialty Reinsurance Gross Premiums Written – In the second quarter of 2008, our specialty reinsurance gross premiums written decreased by $70.3 million to $23.1 million compared to the second quarter of 2007. The decrease in our specialty reinsurance premiums was principally driven by the impact of one large catastrophe exposed personal lines quota share contract which generated $2.6 million in gross premiums written in the second quarter of 2008 compared to $75.4 million in the second quarter of 2007, a decrease of $72.8 million. Our results in the second quarter of 2007 benefited from the assumed portfolio transfer in of this contract for the 2007 underwriting year which increased the gross premiums written in that quarter while the second quarter of 2008 was impacted by the portfolio transfer out of the 2007 contract, followed by an assumed portfolio transfer in of the 2008 contract on a lower premium base. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $31.2 million of underwriting income in the second quarter of 2008, compared to $26.0 million in the second quarter of 2007, an increase of $5.3 million, primarily due to a $6.2 million increase in net premiums earned as a result of a catastrophe exposed personal lines property quota share reinsurance contract noted above earning three months of premium in the second quarter of 2008 compared to only one month in the second quarter of 2007 (June 1, 2007 contract inception date). Acquisition expenses increased $5.2 million in the second quarter of 2008 as a result of the catastrophe exposed personal lines property quota share reinsurance contract, noted above, which has a higher acquisition expense ratio than the remainder of the specialty reinsurance business. In the second quarter of 2008, our specialty unit generated a net claims and claim expense ratio of 19.6%, an underwriting expense ratio of 29.9% and a combined ratio of 49.5%, compared to a net claims and claim expense ratio of 30.5%, an underwriting expense ratio of 22.9% and a combined ratio of 53.4%, in the second quarter of 2007. Current accident year losses of $31.8 million were down $15.9 million from $47.6 million in the second quarter of 2007. Included in the second quarter of 2007 current accident year losses is one large loss in our surety book resulting in a $15.0 million loss and $5.0 million of losses relating to the U.K. floods. During the second quarters of 2008 and 2007, we experienced favorable development on prior year reserves of $19.6 million and $30.7 million, respectively, which was primarily driven by lower than expected reported claims on prior year reserves.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for the three months ended June 30, 2008 and 2007 for our Individual Risk segment:

Individual Risk segment overview

Three months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Multi-peril crop	$203,077	$116,690	$86,387
Commercial multi-line	31,699	44,435	(12,736)
Commercial property	60,830	75,013	(14,183)
Personal lines property	19,239	2,253	16,986

Gross premiums written	$314,845	$238,391	$76,454

Net premiums written	$260,835	$181,487	$79,348

Net premiums earned	$150,287	$132,467	$17,820
Net claims and claim expenses incurred	94,097	76,326	17,771
Acquisition expenses	28,102	33,582	(5,480)
Operational expenses	10,738	10,076	662

Underwriting income	$17,350	$12,483	$4,867

Net claims and claim expenses incurred - current accident year	$105,926	$85,793	$20,133
Net claims and claim expenses incurred - prior years	(11,829)	(9,467)	(2,362)

Net claims and claim expenses incurred - total	$94,097	$76,326	$17,771

Net claims and claim expense ratio - current accident year	70.5%	64.8%	5.7%
Net claims and claim expense ratio - prior accident years	(7.9)%	(7.1)%	(0.8)%

Net claims and claim expense ratio - calendar year	62.6%	57.7%	4.9%
Underwriting expense ratio	25.9%	33.0%	(7.1)%

Combined ratio	88.5%	90.7%	(2.2)%

Individual Risk Segment Gross Premiums Written – Premiums generated by our Individual Risk segment increased $76.5 million, or 32.1%, to $314.8 million in the second quarter of 2008 compared to $238.4 million in the second quarter of 2007. The increase in gross premiums written was primarily due to our multi-peril crop insurance business which increased $86.4 million in the second quarter of 2008, principally due to higher agricultural commodity prices in the second quarter of 2008 compared to the second quarter of 2007, which resulted in higher premiums written for this business. The increase in our multi-peril crop insurance business was partially offset by decreases in our commercial multi-line and commercial property business, respectively, as a result of maintaining our underwriting discipline due to the overall softening of market conditions with respect to premium rates.

Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in force books of business. In addition, our growing agricultural insurance business is subject to fluctuating agricultural commodity prices and substantial seasonal fluctuations.

Individual Risk Segment Underwriting Results – Our Individual Risk segment generated $17.4 million of underwriting income in the second quarter of 2008, compared to $12.5 million in the second quarter of 2007, an increase of $4.9 million. The increase was primarily due to an increase in net premiums earned, principally due to our multi-peril crop insurance business, and a decrease in underwriting expenses, offset by an increase in the net claims and claim expenses incurred. In the second quarter of 2008, our Individual Risk segment generated a net claims and claim expenses ratio of 62.6%, an underwriting expense ratio of 25.9% and a combined ratio of 88.5%, compared to 57.7%, 33.0% and 90.7%, respectively, in the second quarter of 2007. The decrease in the underwriting expense ratio and increase in the net claims and claim expense ratio was principally driven by an increase in the proportion of net premiums earned from our multi-peril crop insurance, compared to our other lines of business, as the multi-peril crop insurance business has a lower net acquisition expense ratio than our other lines of business. The current accident year net claims and claim expenses ratio of 70.5% for the quarter ended June 30, 2008 was 5.7 percentage points higher than the second quarter of 2007. The increase in this ratio was due primarily to higher net claims and claim expenses incurred in the second quarter of 2008 than in the second quarter of 2007 as a result of a higher estimated loss ratio being utilized relating to our multi-peril crop insurance business due to flooding and hail storms in the Midwest portion of the U.S. combined with drought conditions in portions of Texas, both in the second quarter of 2008. Our Individual Risk prior year reserves experienced $11.8 million of favorable development in the second quarter of 2008 compared to $9.5 million of favorable development in the second quarter of 2007, primarily as a result of lower than expected reported claims on prior year reserves.

As discussed below under “Reserves for Claims and Claim Expenses”, the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our multi-peril crop insurance business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season. In addition, management has to estimate which losses will be ceded to the Federal Crop Insurance Corporation. Our estimate of net claims and claim expenses incurred for the multi-peril crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Three months ended June 30,	2008	2007
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$46,308	$47,742
Short term investments	12,054	28,319
Other investments
Hedge funds and private equity investments	(29,395)	35,184
Other	11,863	6,398
Cash and cash equivalents	1,042	2,826

	41,872	120,469
Investment expenses	(3,187)	(2,329)

Net investment income	$38,685	$118,140

Net investment income for the second quarter of 2008 was $38.7 million, compared to $118.1 million for the same quarter in 2007, a decrease of $79.5 million, as a result of lower total returns in our investment portfolio. Net investment income from fixed maturity investments available for sale remained relatively stable at $46.3 million in the second quarter of 2008 compared to $47.7 million in the second quarter of 2007. Included in net investment income is income from our portfolio of other investments which includes hedge fund and private equity investments, senior secured bank loan funds, non-U.S. fixed income funds, catastrophe bonds and other miscellaneous investments. Net investment income from our other investments decreased $59.1 million to a loss of $17.5 million in the second quarter of 2008 compared with $41.6 million of net investment income in the second quarter of 2007, with the majority of this decrease attributable to our hedge funds and private equity investments. Included in net investment income from other investments is $24.4 million of net unrealized losses compared with $24.2 million of net unrealized gains for the second quarter of 2008 and 2007, respectively. Net investment income from short term investments decreased to $12.1 million in the second quarter of 2008 compared with $28.3 million in the second quarter of 2007, principally due to a decrease in the average balances of short term investments, due primarily to share repurchases, and a decrease in short term interest rates.

Net Realized Investment Losses

Three months ended June 30,	2008	2007
(in thousands of U.S. dollars)
Gross realized gains	$18,606	$3,744
Gross realized losses, other than temporary impairments	(26,573)	(12,146)
Gross realized losses, other	(16,194)	(3,164)

Net realized investment losses	$(24,161)	$(11,566)

In the second quarter of 2008, we incurred net realized investment losses of $24.2 million compared to $11.6 million in the second quarter of 2007. Net realized investment losses in the second quarter of 2008 were driven by an increase in other than temporary impairment charges to $26.6 million, compared to $12.1 million in the second quarter of 2007. Other than temporary impairment charges relate to our fixed maturity investments available for sale. Credit-related impairment charges totaled $nil and $nil in the second quarters of 2008 and 2007, respectively. None of our fixed maturity investments available for sale were in an unrealized loss position at June 30, 2008.

Equity in Earnings of Other Ventures

Three months ended June 30,	2008	2007
(in thousands of U.S. dollars)
Top Layer Re	$3,023	$3,761
Starbound II	1,063	344
Tower Hill	879	79
ChannelRe	—	5,189
Other	(93)	302

Total equity in earnings of other ventures	$4,872	$9,675

Equity in earnings of other ventures in the second quarter of 2008 principally represents our pro-rata share of the net income (loss) from our investments in our joint ventures Top Layer Re, Starbound II, Tower Hill, and ChannelRe. Equity in earnings of other ventures generated $4.9 million in income in the second quarter of 2008, compared to $9.7 million in the second quarter of 2007. The decrease is primarily due to a lack of equity in earnings from ChannelRe. Due to ChannelRe’s estimated unrealized mark-to-market losses in its portfolio of financial guaranty contracts accounted for as derivatives under GAAP, ChannelRe is in a negative shareholders’ equity position, and consequently, our investment in ChannelRe is carried at $nil. Until such time as ChannelRe’s shareholders’ equity is positive, we will not record any equity in earnings in our investment in ChannelRe. The equity pick-up for our earnings in ChannelRe and Tower Hill is recorded one quarter in arrears. Due to market conditions, the Company elected not to participate in a new fully collateralized joint venture in 2008, such as Starbound in 2006 and Starbound II in 2007.

Other Loss

Three months ended June 30,	2008	2007
(in thousands of U.S. dollars)
Weather trading	$5,162	$(4,748)
Mark-to-market on Platinum warrants	1,611	6,147
Catastrophe-linked securities	466	(1)
Fee income	2	1,355
Weather-related and loss mitigation	(2,539)	(2,395)
Assumed and ceded reinsurance contracts accounted for at fair value or as deposits	(3,600)	(7,037)
Other items	(1,126)	1,181

Total other loss	$(24)	$(5,498)

In the second quarter of 2008, we incurred an other loss of $24 thousand compared to $5.5 million of other loss in the second quarter of 2007. The decrease in other loss was primarily due to a $9.9 million increase in net trading income from our weather trading activities and partially offset by a decrease in fee income due to the expiration of our prior services agreement with Platinum and a decrease in the fair value on our warrant to purchase 2.5 million shares of Platinum common stock as a result of a decrease in the common share price of Platinum. The weather-trading activities in which we engage are both seasonal and volatile, and there is no assurance that the current quarter’s performance will be indicative of future periods. We also incurred a $3.4 million decrease in other loss from our assumed and ceded reinsurance contracts accounted for at fair value or deposits, principally due to the expiration and non-renewal of several of the contracts.

Other Items

Interest expense decreased by $1.3 million to $5.9 million in the second quarter of 2008, compared to $7.2 million in the second quarter of 2007. The decrease in interest expense was primarily due to a lower average interest rate on the floating rate DaVinciRe debt during the second quarter of 2008 compared to the second quarter of 2007.

Minority interest increased $3.9 million to $41.3 million in the second quarter of 2008, compared to $37.4 million in the second quarter of 2007, due to an increase in DaVinciRe’s net income in the second quarter of 2008, compared to the second quarter of 2007. The impact of the increased profitability in DaVincRe was partially offset by an increase in our ownership of DaVinciRe to 22.8% in the first quarter of 2008 from 20.5% in 2007, which reduced minority interest.

Income tax benefit increased by $7.0 million to a $6.3 million benefit in the second quarter of 2008, compared to a $0.7 million expense in the second quarter of 2007, due in part to taxable losses incurred from a private equity investment within our U.S. operations in the second quarter of 2008. Notwithstanding these losses, we believe our U.S. operations will generate taxable income in the future. In addition, during the second quarter of 2007, we maintained a valuation allowance with respect to our net deferred tax asset as a result of a history of unprofitable operations in the U.S., and as a result, our income tax expense was reduced in the second quarter of 2007 by a corresponding reduction in our net deferred tax asset valuation allowance. The valuation allowance was substantially reduced by the end of 2007 and as a result we did not have a similar reduction in our valuation allowance in the second quarter of 2008.

SUMMARY OF RESULTS OF OPERATIONS

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

Summary Overview

Six months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,334,613	$1,478,589	$(143,976)
Net premiums written	1,017,138	1,180,869	(163,731)
Net premiums earned	685,487	721,072	(35,585)
Net claims and claim expenses incurred	196,373	284,846	(88,473)
Underwriting income	325,466	257,937	67,529
Net investment income	91,188	226,155	(134,967)
Net realized losses on investments	(34,831)	(7,481)	(27,350)
Net income available to common shareholders	272,886	373,971	(101,085)
Net income available to common shareholders per common share - diluted	$4.18	$5.16	$(0.98)
Net claims and claim expense ratio - current accident year	42.5%	54.2%	(11.7)%
Net claims and claim expense ratio - prior accident years	(13.9)%	(14.7)%	0.8%
Net claims and claim expense ratio - calendar year	28.6%	39.5%	(10.9)%
Underwriting expense ratio	23.9%	24.7%	(0.8)%
Combined ratio	52.5%	64.2%	(11.7)%

At June 30, 2008 and December 31, 2007	June 30, 2008	December 31, 2007	Change	% Change
Book value per common share	$43.32	$41.03	$2.29	5.6%
Accumulated dividends per common share	7.46	7.00	0.46	6.6%

Book value per common share plus accumulated dividends	$50.78	$48.03	$2.75	5.7%

Net income available to common shareholders was $272.9 million in the first six months of 2008, compared to $374.0 million in the first six months of 2007, a decrease of $101.1 million. Net income available to common shareholders per fully diluted common share was $4.18 for the first six months of 2008, compared to $5.16 in the first six months of 2007. The decrease in net income available to common shareholders and fully diluted earnings per share was primarily due to a $135.0 million decrease in net investment income combined with a $27.4 million increase in net realized losses on investments and partially offset by a $67.5 million increase in underwriting income.

The $135.0 million decrease in net investment income was primarily a result of lower returns on our portfolio of other investments. Net investment income from our other investments decreased $112.5 million and resulted in a loss of $33.9 million in the first six months of 2008 compared to $78.6 million of net investment income in the first six months of 2007, driven mainly by net investment losses from our portfolio of hedge funds and private equity investments as well as reduced returns on our senior secured bank loan funds and non-U.S. fixed income funds. The $27.4 million increase in net realized losses was driven by increasing interest rates and widening credit spreads in the first six months of 2008, compared to the first six months of 2007, which resulted in a $38.3 million increase in other than temporary impairment losses in our portfolio of fixed maturity securities available for sale. In the first six months of 2008, we generated $325.5 million of underwriting income, compared to $257.9 million in the first six months of 2007, an increase of $67.5 million. The increase in underwriting income was principally driven by an $88.5 million reduction in net claims and claim expenses incurred as discussed below and partially offset by a $35.6 million reduction in net premiums earned. We had a combined ratio of 52.5%, a net claims and claim expense ratio of 28.6% and an underwriting expense ratio of 23.9%, in the first six months of 2008, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 64.2%, 39.5% and 24.7%, respectively, in the first six months of 2007.

Gross premiums written decreased $144.0 million to $1,334.6 million in the first six months of 2008, compared to the first six months of 2007. Net premiums written decreased $163.7 million in the first six months of 2008 to $1,017.1 million, compared to the first six months of 2007, as discussed below. Net premiums earned decreased $35.6 million to $685.5 million in the first six months of 2008, compared to the first six months of 2007 due to the decrease in net premiums written noted above.

Underwriting income increased in the first six months of 2008, compared to the first six months of 2007, primarily due to the impact on our results for the first six months of 2007 of $86.7 million of net negative impact from European windstorm Kyrill (“Kyrill”) and the U.K. flood losses which occurred in the first and second quarters of 2007, respectively. Net negative impact includes the sum of net claims and claim expenses incurred, assumed and ceded reinstatement premiums earned and minority interest. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and is subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. The net negative impact from Kyrill and the U.K. floods is all attributable to the Company’s Reinsurance segment.

Net claims and claim expenses incurred decreased by $88.5 million to $196.4 million in the first six months of 2008 compared to $284.8 million in the first six months of 2007, due to a $100.0 million decrease in current accident year losses and partially offset by an $11.6 million decrease in favorable development on prior year reserves to $94.7 million in the first six months of 2008 compared to $106.2 million in the first six months of 2007. The decrease in current accident year losses was principally due to lower losses in our Reinsurance segment which was primarily driven by a relatively low level of losses to our portfolio from insured catastrophes in the first six months of 2008, compared to the first and second quarters of 2007 where we were impacted by losses associated with Kyrill and the U.K. floods, respectively.

Book value per common share increased $2.29 to $43.32 at June 30, 2008, compared to $41.03 at December 31, 2007, an increase of 5.6%. Book value per common share plus accumulated dividends increased $2.75 to $50.78 at June 30, 2008, compared to $48.03 at December 31, 2007. The 5.7% growth in book value per share plus accumulated dividends was driven by our net income attributable to common shareholders of $272.9 million, less $29.6 million of common dividends in the first six months of 2008. Book value per common share plus accumulated dividends was negatively impacted in the six months ending June 30, 2008 by $352.6 million of common share repurchases. Common shares outstanding decreased to 62.9 million at June 30, 2008 from 68.9 million at December 31, 2007.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the six months ended June 30, 2008 and 2007:

Reinsurance segment overview

Six months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$931,521	$1,122,182	$(190,661)

Net premiums written	$696,107	$904,574	$(208,467)

Net premiums earned	458,513	480,766	(22,253)
Net claims and claim expenses incurred	67,189	154,655	(87,466)
Acquisition expenses	44,026	54,289	(10,263)
Operational expenses	43,895	34,642	9,253

Underwriting income	$303,403	$237,180	$66,223

Net claims and claim expenses incurred - current accident year	$128,437	$234,614	$(106,177)
Net claims and claim expenses incurred - prior accident years	(61,248)	(79,959)	18,711

Net claims and claim expenses incurred - total	$67,189	$154,655	$(87,466)

Net claims and claim expense ratio - current accident year	28.0%	48.8%	(20.8)%
Net claims and claim expense ratio - prior accident years	(13.3)%	(16.6)%	3.3%

Net claims and claim expense ratio - calendar year	14.7%	32.2%	(17.5)%
Underwriting expense ratio	19.1%	18.5%	0.6%

Combined ratio	33.8%	50.7%	(16.9)%

(1)	Reinsurance gross premiums written includes $(7.4) million and $5.3 million of premiums assumed from the Individual Risk segment for the six months ended June 30, 2008 and 2007, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $190.7 million, or 17.0%, to $931.5 million in the first six months of 2008, compared to $1,122.2 million in the first six months of 2007. Our catastrophe premiums decreased $83.0 million, or 9.1%, from the first six months of 2007 and our specialty reinsurance premiums decreased $107.7 million, or 51.2%, from the first six months of 2007. The decrease in our catastrophe and specialty premiums was primarily due to softening market conditions which resulted in lower premium rates on business written during the quarter. The decrease in our specialty reinsurance premiums was also impacted by one large catastrophe exposed personal lines quota share contract which generated $14.2 million in gross premiums written in the first six months of 2008 compared to $75.4 million in the first six months of 2007, a decrease of $61.2 million.

In addition to overall price declines, our clients generally retained more risk in the first six months of 2008 compared to the first six months of 2007 and our underwriters elected to non-renew certain contracts and programs where the pricing and/or terms had deteriorated to levels that were unattractive, all principally driven by a softening market following the low level of insured catastrophe losses occurring during 2007 and 2006. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $303.4 million of underwriting income in the first six months of 2008, compared to $237.2 million in the first six months of 2007, an increase of $66.2 million. The increase in underwriting income was primarily due to the decrease in net claims and claim expenses as noted above. In the first six months of 2008, our Reinsurance segment generated a net claims and claim expenses ratio of 14.7%, an underwriting expense ratio of 19.1% and a combined ratio of 33.8%, compared to 32.2%, 18.5% and 50.7%, respectively, in the first six months of 2007. Current accident year losses of $128.4 million in the first six months of 2008 were down $106.2 million from $234.6 million in the first six months of 2007 due to a higher level of catastrophes occurring in the first six months of 2007 and lower specialty premiums earned. In the first six months of 2008 and 2007, we experienced favorable development on prior year reserves of $61.2 million and $80.0 million, respectively, which was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty reinsurance business unit.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $37.4 million and $11.1 million for the first six months of 2008 and 2007, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.2% and 2.3% for the first six months of 2008 and 2007, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $62.8 million and $33.3 million for the first six months of 2008 and 2007, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the six months ended June 30, 2008 and 2007:

Catastrophe overview

Six months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$516,285	$580,940	$(64,655)
DaVinci	312,527	330,852	(18,325)

Total property catastrophe gross premiums written (1)	$828,812	$911,792	$(82,980)

Net premiums written	$593,398	$694,184	$(100,786)

Net premiums earned	337,820	370,730	(32,910)
Net claims and claim expenses incurred	38,473	136,862	(98,389)
Acquisition expenses	15,962	39,526	(23,564)
Operational expenses	33,883	25,438	8,445

Underwriting income	$249,502	$168,904	$80,598

Net claims and claim expenses incurred - current accident year	$56,265	$154,530	$(98,265)
Net claims and claim expenses incurred - prior accident years	(17,792)	(17,668)	(124)

Net claims and claim expenses incurred - total	$38,473	$136,862	$(98,389)

Net claims and claim expense ratio - current accident year	16.7%	41.7%	(25.0)%
Net claims and claim expense ratio - prior accident years	(5.3)%	(4.8)%	(0.5)%

Net claims and claim expense ratio - calendar year	11.4%	36.9%	(25.5)%
Underwriting expense ratio	14.7%	17.5%	(2.8)%

Combined ratio	26.1%	54.4%	(28.3)%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $(7.4) million and $5.3 million for the six months ended June 30, 2008 and 2007, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first six months of 2008, our property catastrophe gross premiums written decreased by $83.0 million, or 9.1%, to $828.8 million, compared to the first six months of 2007. The decrease in our catastrophe premiums was primarily due to softening market conditions which resulted in lower premium rates on business written during the first six months of 2008. In general, in addition to overall price declines our clients retained more risk in the first six months of 2008 compared to the first six months of 2007 and our underwriters elected to non-renew certain contracts and programs where the pricing and/or terms had deteriorated to levels that were unattractive, all principally driven by a softening market following the low level of insured catastrophe losses occurring during 2007 and 2006.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $249.5 million of underwriting income in the first six months of 2008, compared to $168.9 million in the first six months of 2007, an increase of $80.6 million. The increase in underwriting income in the first six months of 2008 was primarily due to a decrease in net claims and claim expenses incurred of $98.4 million and acquisition expenses of $23.6 million and partially offset by a decrease in net premiums earned of $32.9 million as a result of higher ceded premiums earned in the first six months of 2008. The decrease in acquisition expenses is primarily due to an increase in fee income and profit commissions on joint ventures and specialized quota share cessions in our book of business as noted above under “Reinsurance Segment Underwriting Results”. In the first six months of 2008, our catastrophe unit generated a net claims and claim expense ratio of 11.4%, an underwriting expense ratio of 14.7% and a combined ratio of 26.1%, compared to 36.9%, 17.5% and 54.4%, respectively, in the first six months of 2007. Current accident year losses of $56.3 million were down $98.3 million from $154.5 million in the first six months of 2007, principally due to the absence of large catastrophe events that would impact our portfolio such as Kyrill and flood losses in the U.K. that occurred in the first six months of 2007. We experienced $17.8 million of favorable development on prior year reserves in the first six months of 2008, primarily due to lower than expected claims emergence on relatively small U.S. catastrophes for the 2007 and prior accident years. During the first six months of 2007, we experienced $17.7 million of favorable development on prior year reserves primarily related to a reduction in the estimated ultimate losses of some relatively small U.S. catastrophes occurring in the 2006 accident year.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the six months ended June 30, 2008 and 2007:

Specialty overview

Six months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$98,418	$200,848	$(102,430)
DaVinci	4,291	9,542	(5,251)

Total specialty gross premiums written	$102,709	$210,390	$(107,681)

Net premiums written	$102,709	$210,390	$(107,681)

Net premiums earned	120,693	110,036	10,657
Net claims and claim expenses incurred	28,716	17,793	10,923
Acquisition expenses	28,064	14,763	13,301
Operational expenses	10,012	9,204	808

Underwriting income	$53,901	$68,276	$(14,375)

Net claims and claim expenses incurred - current accident year	$72,172	$80,084	$(7,912)
Net claims and claim expenses incurred - prior accident years	(43,456)	(62,291)	18,835

Net claims and claim expenses incurred - total	$28,716	$17,793	$10,923

Net claims and claim expense ratio - current accident year	59.8%	72.8%	(13.0)%
Net claims and claim expense ratio - prior accident years	(36.0)%	(56.6)%	20.6%

Net claims and claim expense ratio - calendar year	23.8%	16.2%	7.6%
Underwriting expense ratio	31.5%	21.8%	9.7%

Combined ratio	55.3%	38.0%	17.3%

Specialty Reinsurance Gross Premiums Written – In the first six months of 2008, our specialty reinsurance gross premiums written decreased by $107.7 million, or 51.2%, to $102.7 million, compared to the first six months of 2007. The decrease in our specialty reinsurance premiums was driven in part by softening market conditions which resulted in lower premium rates on business written during the first six months of 2008. In addition, our specialty reinsurance premiums were also impacted by one large catastrophe exposed personal lines quota share contract which generated $14.2 million in gross premiums written in the first six months of 2008 compared to $75.4 million in the first six months of 2007, a decrease of $61.2 million. The first six months of 2007 benefited from the assumed portfolio transfer in of this contract for the 2007 underwriting year which increased the gross premiums written in that period while the first six months of 2008 was impacted by the portfolio transfer out of the 2007 contract, followed by an assumed portfolio transfer in of the 2008 contract on a lower premium base. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Specialty Reinsurance Underwriting Results – Our specialty reinsurance unit generated $53.9 million of underwriting income in the first six months of 2008, compared to $68.3 million in the first six months of 2007, a decrease of $14.4 million, primarily due to a $10.9 million increase in net claims and claim expenses incurred and a $13.3 million increase in acquisition expenses and partially offset by a $10.7 million increase in earned premium. The increase in acquisition expenses is primarily attributable to the catastrophe exposed personal lines property quota share reinsurance contract discussed above, which has a higher acquisition expense ratio than our other specialty lines of business. The increase in net premiums earned was a result of the catastrophe exposed personal lines property quota share reinsurance contract noted above earning six months of premium in the first six months of 2008 compared to one month in the first six months of 2007 (June 1, 2007 contract inception date). Current accident year losses of $72.2 million were down $7.9 million from $80.1 million in the first six months of 2007 due primarily to one surety contract being reserved as a full limit loss in the first six months of 2007. During the first six months of 2008, we experienced favorable development on prior year reserves of $43.5 million which was primarily driven by lower than expected reported claims on prior year reserves. During the first six months of 2007, we experienced $62.3 million of favorable development on prior accident years primarily as a result of lower loss emergence than initially expected and a change to our initial expected loss ratios for two lines of business. In the first six months of 2008, our specialty unit generated a net claims and claim expense ratio of 23.8%, an underwriting expense ratio of 31.5% and a combined ratio of 55.3%, compared to 16.2%, 21.8% and 38.0%, respectively, in the first six months of 2007.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for our Individual Risk segment for the six months ended June 30, 2008 and 2007:

Individual Risk segment overview

Six months ended June 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Multi-peril crop	$208,449	$127,941	$80,508
Commercial multi-line	63,083	92,325	(29,242)
Commercial property	91,683	117,518	(25,835)
Personal lines property	32,451	23,923	8,528

Gross premiums written	$395,666	$361,707	$33,959

Net premiums written	$321,031	$276,295	$44,736

Net premiums earned	$226,974	$240,306	$(13,332)
Net claims and claim expenses incurred	129,184	130,191	(1,007)
Acquisition expenses	56,015	68,949	(12,934)
Operational expenses	19,712	20,409	(697)

Underwriting income	$22,063	$20,757	$1,306

Net claims and claim expenses incurred - current accident year	$162,591	$156,452	$6,139
Net claims and claim expenses incurred - prior years	(33,407)	(26,261)	(7,146)

Net claims and claim expenses incurred - total	$129,184	$130,191	$(1,007)

Net claims and claim expense ratio - current accident year	71.6%	65.1%	6.5%
Net claims and claim expense ratio - prior accident years	(14.7)%	(10.9)%	(3.8)%

Net claims and claim expense ratio - calendar year	56.9%	54.2%	2.7%
Underwriting expense ratio	33.4%	37.2%	(3.8)%

Combined ratio	90.3%	91.4%	(1.1)%

Individual Risk Segment Gross Premiums Written – Premiums generated by our Individual Risk segment increased $34.0 million, or 9.4%, to $395.7 million in the first six months of 2008 compared to $361.7 million in the first six months of 2007. The increase in gross premiums written was primarily due to an increase in premiums from our multi-peril crop insurance and partially offset by our commercial property and commercial multi-line businesses. The $80.5 million increase in multi-peril crop insurance premium was principally driven by increasing agricultural commodity prices. Agricultural commodity prices impact the amount of premium charged for multi-peril crop insurance and these prices increased significantly for the first six months of 2008 compared to the first six months of 2007. The decrease in commercial property premium was principally driven by the termination of a commercial property quota share contract in the second quarter of 2007 and as a result we did not have gross premiums written from this contract in the first six months of 2008. Net premiums written increased $44.7 million to $321.0 million in the first six months of 2008, compared to the first six months of 2007 due to the increase in gross premiums written and a $10.8 million decrease in ceded premiums written. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business. In addition, our growing agricultural insurance business is subject to fluctuating agricultural commodity prices and substantial seasonal fluctuations.

Individual Risk Segment Underwriting Results – Our Individual Risk segment generated $22.1 million of underwriting income in the first six months of 2008, compared to $20.8 million in the first six months of 2007, an increase of $1.3 million. The increase was due to a combination of a $1.0 million decrease in net claims and claim expenses incurred and a $12.9 million decrease in acquisition expenses and partially offset by a $13.3 million decrease in net premiums earned. In the first six months of 2008, our Individual Risk segment generated a net claims and claim expense ratio of 56.9%, an underwriting expense ratio of 33.4% and a combined ratio of 90.3%, compared to 54.2%, 37.2% and 91.4%, respectively, in the first six months of 2007. The decrease in the underwriting expense ratio and increase in the net claims and claim expense ratio was driven by the increase in the proportion of net premiums earned from our multi-peril crop insurance business, compared to our other lines of business, as the multi-peril crop insurance business has a lower net acquisition expense ratio and higher net claims and claim expense ratio than our other lines of business. Our Individual Risk prior year reserves experienced favorable development of $33.4 million in the first six months of 2008 compared to $26.3 million in the first six months of 2007, which was primarily driven by better than expected claims emergence.

As discussed below under “Reserves for Claims and Claim Expenses”, the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our multi-peril crop insurance business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season. In addition, management has to estimate which losses will be ceded to the Federal Crop Insurance Corporation. Our estimate of net claims and claim expenses incurred for the multi-peril crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Six months ended June 30,	2008	2007
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$95,843	$90,017
Short term investments	31,134	57,318
Other investments
Hedge funds and private equity investments	(31,335)	63,664
Other	(2,578)	14,951
Cash and cash equivalents	3,944	4,587

	97,008	230,537
Investment expenses	(5,820)	(4,382)

Net investment income	$91,188	$226,155

Net investment income decreased $135.0 million to $91.2 million in the first six months of 2008, primarily as a result of lower returns on our portfolio of other investments. Net investment income from our other investments decreased $112.5 million and resulted in a loss of $33.9 million in the first six months of 2008 compared to $78.6 million of net investment income in the first six months of 2007. Of this amount, $49.8 million relates to net unrealized losses compared with $46.8 million of net unrealized gains for the six months ended June 30, 2008 and 2007, respectively. The decrease in net investment income from other investments was primarily due to lower returns on our portfolio of hedge funds and private equity investments as well as net unrealized losses associated with our senior secured bank loan funds and non-U.S. fixed income funds, which are included in other investments, primarily due to widening credit spreads in the first six months of 2008. Net investment income from short term investments decreased by $26.2 million to $31.1 million for the first six months of 2008 compared with $57.3 million in the first six months of 2007, principally due to a decrease in the average balances of short term investments as well as a reduction in short term interest rates.

Net Realized Investment Losses

Six months ended June 30,	2008	2007
(in thousands of U.S. dollars)
Gross realized gains	$38,878	$10,411
Gross realized losses, other than temporary impairments	(51,955)	(13,670)
Gross realized losses, other	(21,754)	(4,222)

Net realized investment losses	$(34,831)	$(7,481)

In the first six months of 2008, we incurred net realized investment losses of $34.8 million compared to $7.5 million in the first six months of 2007. Net realized investment losses in the first six months of 2008 were driven by an increase in other than temporary impairment charges to $52.0 million, compared to $13.7 million in the first six months of 2007. Other than temporary impairment charges relate to our fixed maturity investments available for sale. Credit-related impairment charges totaled $nil and $nil in the first six months of 2008 and 2007, respectively. None of our fixed maturity investments available for sale were in an unrealized loss position at June 30, 2008.

Equity in Earnings of Other Ventures

Six months ended June 30,	2008	2007
(in thousands of U.S. dollars)
Top Layer Re	$6,636	$7,694
Starbound II	2,425	344
Tower Hill	2,217	332
ChannelRe	—	10,018
Other	(156)	1,988

Total equity in earnings of other ventures	$11,122	$20,376

Equity in earnings of other ventures in the first six months of 2008 principally represents our pro-rata share of the net income from our investments in our joint ventures, Top Layer Re, Starbound II, Tower Hill and ChannelRe. Equity in earnings of other ventures generated $11.1 million in income in the first six months of 2008, compared to $20.4 million in the first six months of 2007. The $9.3 million decrease in equity in earnings of other ventures in the first six months of 2008 compared to the first six months of 2007 is primarily due to lack of equity in earnings from ChannelRe. Due to ChannelRe’s estimated unrealized mark-to-market losses in its portfolio of financial guaranty contracts accounted for as derivatives under GAAP, ChannelRe is in a negative shareholders’ equity position, and consequently, our investment in ChannelRe is carried at $nil. Until such time as ChannelRe’s shareholders’ equity is positive, the Company will not record any equity in earnings in its investment in ChannelRe. The equity pick-up for our earnings in ChannelRe and Tower Hill is recorded one quarter in arrears. Due to market conditions, the Company elected not to participate in a new fully collateralized joint venture in 2008, such as Starbound in 2006 and Starbound II in 2007.

Other Income (Loss)

Six months ended June 30,	2008	2007
(in thousands of U.S. dollars)
Weather trading	$20,479	$(2,291)
Catastrophe-linked securities	1,336	12
Fee income	6	2,614
Weather-related and loss mitigation	(4,083)	(4,062)
Assumed and ceded reinsurance contracts accounted for at fair value or as deposits	(4,175)	(14,029)
Mark-to-market on Platinum warrants	(7,912)	7,830
Other items	2,337	2,225

Total other income (loss)	$7,988	$(7,701)

In the first six months of 2008, we generated $8.0 million of other income compared to $7.7 million of other loss in the first six months of 2007. The $15.7 million increase in other income (loss) was primarily due to a $22.8 million increase in net trading income from our weather trading activities and partially offset by a decrease in fee income due to the expiration of our prior services agreement with Platinum and a $15.7 million decrease in the fair value on our warrant to purchase 2.5 million shares of Platinum common stock as a result of a decrease in the common share price of Platinum. The weather-trading activities in which we engage are both seasonal and volatile, and there is no assurance that our performance year to date will be indicative of future periods. We also benefited from a $9.9 million decrease in other loss from our assumed and ceded reinsurance contracts accounted for at fair value or deposits, principally due to the expiration and non-renewal of several of the contracts.

Other Items

Interest expense decreased by $6.4 million to $12.7 million in the first six months of 2008, compared to $19.2 million in the first six months of 2007. The decrease in interest expense was primarily due to the redemption of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% trust preferred capital securities (the “Capital Securities”) of the Capital Trust during the first quarter of 2007 and a lower average interest rate on the floating rate DaVinciRe debt during the first six months of 2008 compared to the first six months of 2007.

Minority interest increased $15.2 million to $81.7 million in the first six months of 2008, compared to $66.5 million in the first six months of 2007, due to increased profitability in DaVinciRe in the first six months of 2008 compared to the first six months of 2007. The impact of the increased profitability in DaVincRe was partially offset by an increase in our ownership of DaVinciRe to 22.8% in the first six months of 2008 from 20.5% in the first six months of 2007, which reduced minority interest.

Income tax expense increased by $0.6 million to $1.4 million in the first six months of 2008, compared to $0.8 million in the first six months of 2007, due in part to higher taxable income from our U.S. operations, which we believe is a trend that is likely to continue in the future. In addition, during the first six months of 2007, we maintained a valuation allowance with respect to our net deferred tax asset as a result of a history of unprofitable operations in the U.S., and as a result, our income tax expense was reduced in the first six months of 2007 by a corresponding reduction in our net deferred tax asset valuation allowance. The valuation allowance was substantially reduced by the end of 2007 and as a result we did not have a similar reduction in our valuation allowance in the first six months of 2008.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt, and to make dividend payments to our preference and common shareholders.

The payment of dividends by our U.S. and Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our U.S. and Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At June 30, 2008, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.2 billion, and the amount of capital and surplus required to be maintained was $323.8 million. During the first six months of 2008, Renaissance Reinsurance, DaVinciRe and Glencoe declared aggregate dividends of $238.1 million, $nil and $25.0 million, respectively, compared with $267.9 million, $nil and $nil, respectively, during the first six months of 2007.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At June 30, 2008, the statutory capital and surplus of Stonington was $124.9 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500.0 million revolving credit facility to meet additional liquidity and capital requirements. At June 30, 2008, we had not drawn against this revolving credit facility. Subsequently, on July 10, 2008, we borrowed $150.0 million available under this facility to pay at maturity our 7.0% Senior Notes which came due July 15, 2008. See “Capital Resources” section below.

CASH FLOWS

Cash flows from operating activities in the first six months of 2008 were $376.9 million, which principally consisted of our net income of $294.0 million, an increase in reserves for unearned premiums of $430.6 million, and a $133.3 million increase in reinsurance balances payable, partially offset by a $490.9 million increase in premiums receivable, among other items. The increase in premiums receivable was principally due to the majority of our June renewals not yet coming due.

Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at June 30, 2008, it is likely that we will experience a significant amount of paid claims in 2008 which could reduce our cash flows from operations during 2008, perhaps significantly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at June 30, 2008 and December 31, 2007:

At June 30, 2008	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$207,054	$253,801	$245,737	$706,592
Specialty reinsurance	111,652	141,268	400,024	652,944

Total Reinsurance	318,706	395,069	645,761	1,359,536
Individual Risk	226,020	9,780	414,467	650,267

Total	$544,726	$404,849	$1,060,228	$2,009,803

At December 31, 2007
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$275,436	$287,201	$204,487	$767,124
Specialty reinsurance	109,567	93,280	448,756	651,603

Total Reinsurance	385,003	380,481	653,243	1,418,727
Individual Risk	237,747	10,359	361,663	609,769

Total	$622,750	$390,840	$1,014,906	$2,028,496

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the first six months of 2008 and 2007, changes to prior year estimated claims reserves increased our net income by $94.7 million and $106.2 million, respectively.

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

CAPITAL RESOURCES

Our total capital resources at June 30, 2008 and December 31, 2007 were as follows:

(in thousands of U.S. dollars)	At June 30, 2008	At December 31, 2007
Common shareholders’ equity	$2,723,433	$2,827,503
Preference shares	650,000	650,000

Total shareholders’ equity	3,373,433	3,477,503

7.0% Senior Notes	150,000	150,000
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility - borrowed	200,000	200,000
DaVinciRe revolving credit facility - unborrowed	—	—
Revolving credit facility - borrowed	—	—
Revolving credit facility - unborrowed	500,000	500,000
Renaissance Trading credit facility - borrowed	—	1,951
Renaissance Trading credit facility - unborrowed	10,000	8,049

Total capital resources	$4,333,433	$4,437,503

In the first six months of 2008, our capital resources decreased by $104.1 million, primarily due to $352.6 million of common share repurchases and $29.6 million of dividends on common shares and partially offset by our comprehensive income of $284.9 million.

In December 2006, we raised $300.0 million through the issuance of 12 million Series D Preference Shares; in March 2004, we raised $250.0 million through the issuance of 10 million Series C Preference Shares; and in February 2003, we raised $100.0 million through the issuance of 4 million Series B Preference Shares. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at our option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60%, 6.08% and 7.30%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series D and Series C Preference Shares prior to December 11, 2011 and March 23, 2009, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other of our securities.

In January 2003, we issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. The notes can be redeemed by us prior to maturity subject to payment of a “make-whole” premium; however, we have no current intention to call the notes. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at June 30, 2008. In July 2001, we issued $150.0 million of 7.0% Senior Notes which came due July 15, 2008. The notes were paid at maturity on July 15, 2008 using existing capital resources, as discussed above in “Financial Condition”.

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. At June 30, 2008, the initial $100.0 million drawn in 2002 remained outstanding as did an additional borrowing of $100.0 million which was made during 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 4.4% during the first six months of 2008 and 6.0% during the first six months of 2007. The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At June 30, 2008, DaVinciRe was in compliance with the covenants under this agreement. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. (“RIHL”). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. On April 27, 2007, the reimbursement agreement was amended and restated to, among other things, (i) extend the term of the agreement to April 6, 2010; (ii) change the total commitment thereunder from $1.7 billion to $1.4 billion; (iii) provide for the potential increase of the total commitment to up to $1.8 billion if certain conditions are met; and (iv) increase the minimum net worth requirement with respect to DaVinci by $150.0 million to $300.0 million. At June 30, 2008, we had $968.6 million of letters of credit with effective dates on or before June 30, 2008 outstanding under the facility and total letters of credit outstanding under all facilities of $1,006.1 million.

Our subsidiary, Stonington, has provided letters of credit in the amount of $17.9 million to two counterparties which are secured by cash and eligible marketable securities. In connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. No advances were outstanding under this facility at June 30, 2008 (December 31, 2007—$nil). On July 10, 2008, we borrowed $150.0 million available under this facility to pay at maturity our 7.0% Senior Notes which came due on July 15, 2008. Interest rates on the facility are based on a spread above LIBOR, and averaged nil% during the first six months of 2008 as there were no advances outstanding during the first six months ending June 30, 2008 (June 30, 2007 – nil%). As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the “Debt to Capital Ratio”) of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

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

Effective January 1, 2008, as provided in the Shareholders Agreement, DaVinci repurchased 75,495 of its common shares at GAAP book value per share for $100.0 million. The amount paid in excess of par value was recorded as a reduction to additional paid-in capital. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position. Our economic ownership interest in DaVinciRe was 22.8% at June 30, 2008 compared to 20.5% at December 31, 2007.

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At June 30, 2008, $nil was outstanding under the facility.

SHAREHOLDERS’ EQUITY

In the first six months of 2008, our consolidated shareholders’ equity decreased by $104.1 million to $3.4 billion at June 30, 2008, from $3.5 billion at December 31, 2007. The change in shareholders’ equity was primarily due to the repurchase of $352.6 million of our common stock, as well as $29.6 million of dividends paid to our common shareholders and partially offset by our comprehensive income of $284.9 million during the first six months of 2008.

INVESTMENTS

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At June 30, 2008	At December 31, 2007
Fixed maturity investments available for sale, at fair value	$3,775,345	$3,914,363
Short term investments, at fair value	1,400,884	1,821,549
Other investments, at fair value	927,247	807,864

Total managed investments portfolio	6,103,476	6,543,776
Investments in other ventures, under equity method	104,438	90,572

Total investments	$6,207,914	$6,634,348

At June 30, 2008, our total investments decreased $426.4 million to $6.2 billion, compared to $6.6 billion at December 31, 2007. The decrease is primarily due to the sale of securities to repurchase our common shares as discussed under “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.”

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At June 30, 2008, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2007 – AA), an average duration of 2.1 years (December 31, 2007 – 1.8 years) and an average yield to maturity of 4.1% (December 31, 2007 – 4.5%). The 0.4 percentage point decrease in the average yield to maturity is primarily due to the overall decrease in interest rates during the six months ended June 30, 2008.

Other Investments

The table below shows our portfolio of other investments:

(in thousands of U.S. dollars)	At June 30, 2008	At December 31, 2007
Private equity partnerships	$297,877	$301,446
Senior secured bank loan funds	290,801	158,203
Hedge funds	125,204	126,417
Non-U.S. fixed income funds	122,970	126,252
Catastrophe bonds	56,774	95,535
Miscellaneous other investments	33,621	11

Total other investments	$927,247	$807,864

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, our private equity partnership valuations are generally reported on a quarter lag and some of our hedge fund investments may be reported on a one month lag. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in a loss of $33.9 million for the six months ending June 30, 2008, compared to $78.6 million of income for the six months ending June 30, 2007. Of this amount, $49.8 million relates to net unrealized losses compared with $46.8 million of net unrealized gains for the six months ended June 30, 2008 and 2007, respectively.

We have committed capital to private equity partnerships of $563.2 million, of which $318.7 million has been contributed at June 30, 2008.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2007 Annual Report on Form 10-K, as amended. These contractual obligations are considered by the Company when assessing its liquidity requirements. Contractual obligations at June 30, 2008 have not changed materially compared to December 31, 2007.

In certain circumstances, our contractual obligations may be accelerated to dates other than those in the Company’s 2007 Annual Report on Form 10-K, as amended, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

CURRENT OUTLOOK

Market Conditions

The 2007 hurricane season proved to be an active year meteorologically, with the occurrence of two category 5 hurricanes making landfall in North America, as well as a number of smaller windstorms. However, in terms of insured industry losses, 2007 was relatively benign, particularly in the U.S. This is in contrast to 2005, for example, in which hurricane Katrina resulted in a record level of insured property losses, and which was also characterized by a large number of other catastrophic insured losses, including hurricanes Emily, Rita and Wilma, European windstorm Erwin and flooding in several European cities. Those losses followed an active year in 2004, in which there were four major hurricanes that made landfall in Florida. Such losses, together with a number of scientific studies and reports, including reports relating to the possibility of long-term climate change, increased the perception of risk held by many industry stakeholders, including rating agencies, ceding companies, and other market participants, which contributed to increased demand for catastrophe-exposed insurance and reinsurance during 2006 and 2007. The affected lines included catastrophe reinsurance and catastrophe-exposed homeowners business, as well as other catastrophe-exposed lines of business, such as large account commercial property. This increased demand, along with improved pricing and policy terms resulted in an increase in new capital within the industry including substantial new company formation, with a significant amount of capital raised to support the affected catastrophe exposed classes of business.

The benign insured catastrophe loss activity in 2006 and 2007, combined with the new capital within the industry as noted above, have contributed to a marked increase in competition in catastrophe insurance and reinsurance products. We currently expect competition to continue to increase in 2008. In 2007, these market dynamics and increased overall supply levels unfavorably impacted the non-catastrophe lines in which we participate. These trends have continued, and in some respects have accelerated, in 2008. For example, a market report issued by a leading global intermediary found that, in respect of property catastrophe policies placed at July 1, 2008, risk-adjusted pricing dropped 10-20% relative to July 1, 2007. We believe that our strong relationships, and track record of superior claims paying and other client service, will enable us to compete for the business we find attractive. However, it is possible that industry pricing in our core product lines will decrease more rapidly than we anticipate, or that we will encounter more significant competitive barriers than we have in the past.

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

With respect to our Individual Risk business, we currently expect increased pricing pressures across many of the lines of business we have written in the last several years. For example, a recent report issued by the

Council of Insurance Agents & Brokers found continuing premium rate declines for commercial accounts in excess of 10% for a second consecutive year, with rates in the southeast U.S. now approaching pre-Katrina levels. In addition, we believe that we will experience increasing competition for attractive new programs, and for the retention of our current programs, in light of current market dynamics. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships, our in-depth due diligence process means that growth opportunities within this segment take time, although we intend to seek to respond quickly to potential growth opportunities. We believe that we have established ourselves as an effective and creative, though disciplined, partner, and as a result we are presented with many of the more attractive opportunities to analyze and compete for.

We continue to expand the capabilities of our ventures unit to explore potential strategic investments and other opportunities. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. Among other things, we currently expect that the recent and continuing dislocation in the capital and credit markets may present potentially attractive investment and operational opportunities, particularly given our strong reputation and financial resources, and the capabilities of our ventures unit.

Legislative and Regulatory Update

In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A, which increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida currently provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expanded the ability of Citizens Property Insurance Corporation (“Citizens”), a state-sponsored entity, to compete with private insurance companies, such as ours. During the second quarter of 2008, the Florida legislature considered but ultimately did not pass a bill that would have reduced the coverage currently provided by the FHCF from $28.0 to $25.0 billion.

Even if this reform had been enacted, we had not expected a significant impact on terms or conditions in the Florida reinsurance market, or the market for our products more generally. In addition, the Florida legislature did pass legislation (the “Florida Bill”) that, among other things, continued the freeze of Citizens’ rates until at least July 1, 2009 and capped increases for three years thereafter, revised aspects of the size and allocation of assessments, allowed Citizens to continue to insure homes worth over $1.0 million, doubled the amount of fines that may be imposed by the Florida Office of Insurance Regulator for certain violations, extended the repeal of the “use and file” option for property insurance rate increases for another year, repealed the option of arbitration for resolution of rate filing disagreements, required that projected hurricane losses must be estimated for ratemaking purposes by admitted companies using a model approved by a state commission, and affected certain other changes. It is possible that this legislation will have an adverse impact on existing participants in the Florida market, including our clients and investees, on us directly, or on the private Florida insurance market generally.

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

In May 2008, in the context of considering renewal of NFIP, the Senate rejected an amendment analogous to the Taylor Amendment by a vote of 74-19; the Senate’s version of NFIP renewal then passed the Senate 92-6. To date, the Klein-Mahoney Bill has also not been approved by the Senate. In addition, the Bush Administration has indicated that it would likely veto H.R. 3121 and the Klein-Mahoney Bill in their current form. However, we can provide no assurance that this legislation or similar legislation will not be adopted. Passage of such legislation would adversely affect us, perhaps materially.

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

Congress has recently conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated foreign reinsurers from 1% to 4% and another proposal would limit deductions for premiums ceded to affiliated non-U.S. companies above certain levels. Other proposals relating to cross-border transactions, intangible products, or non-U.S. jurisdictions generally have been introduced in a number of Congressional committees. Enactment of some versions of such legislation, depending on the specific details, could adversely affect our financial results.

The agriculture-related insurance business in which we participate is subject to federal legislation and oversight. During the second quarter, H.R. 2419 (the “Farm Bill”) was signed into law in a form which we do not expect will result in a negative impact on the overall availability of Federal crop insurance, or be materially adverse to us.

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

In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intends”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, overall market trends, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, trends in market conditions, market standing and product volumes, investment results, government initiatives and regulatory matters, and pricing conditions in the reinsurance and insurance industries.

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

•

risks relating to adverse legislative developments, including the risk of new legislation in Florida continuing to expand the reinsurance coverages offered by the FHCF and the insurance policies written by the state-sponsored Citizens, or failing to reduce such coverages; the risk of new, similar legislation in other states, the risk of adverse tax related legislation; and the risk that additional state-based or new federal legislation will be enacted and adversely impact us;

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

•

changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons, which risks we believe to be currently enhanced in light of prevailing conditions in the global credit and U.S. housing markets;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•

a contention by the U.S. Internal Revenue Service that our Bermuda subsidiaries, including Renaissance Reinsurance, DaVinciRe, Glencoe, Top Layer Re, Renaissance Investment Management Company Limited and RIHL, are subject to U.S. taxation;

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

•

risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms, the risk of which may be heightened during the current period of financial market dislocation;

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

•	risks relating to the availability and collectability of third party reinsurance and other coverages purchased by our Reinsurance and Individual Risk operations;

•	extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

•	acquisitions or strategic investments that we have made or may make could turn out to be unsuccessful;

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

We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; equity price risk; credit risk; and energy and weather-related risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K, as amended, for the fiscal year ended December 31, 2007 for additional information related to the Company’s exposure to these risks.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

We continue to strive to comply with the settlement agreement with the SEC; however, it is possible that we will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or any perception that we have failed to comply could adversely affect us, perhaps materially so.

As disclosed previously by the Company and in publicly available court records, the civil litigation between the SEC and James M. Stanard, the Company’s former Chairman and Chief Executive Officer, to which the Company is not a party, is currently scheduled to go to trial in September 2008. Mr. Stanard’s motion for summary judgment was recently dismissed. This ongoing matter could give rise to additional costs, distractions, or impacts to our reputation. It is possible that the ongoing investigation into its former officers could give rise to additional investigations or proceedings being commenced against us and/or our current or former senior executives in connection with these matters, which could be criminal or civil. While we intend to continue to cooperate with the ongoing investigations, we are unable to predict the ultimate outcome of these ongoing matters or the ultimate impact these investigations may have on our business, including as to our senior management team.

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

Item 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 20, 2008, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended June 30, 2008, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$137.7
April 1 - 30, 2008	482,759	$52.92	59	$54.47	482,700	$52.92	(25.5)
May 1 - 20, 2008	901,050	$51.58	15,750	$52.23	885,300	$51.57	(45.7)
May 20, 2008 - increase authorized share repurchase program to $500.0 million							433.5

Dollar amount available to be repurchased							500.0
May 21 - 31, 2008	716,100	$52.22	—	$—	716,100	$52.22	(37.4)
June 1 - 30, 2008	83,636	$52.38	36	$52.37	83,600	$52.38	(4.4)

Total	2,183,545	$52.12	15,845	$52.24	2,167,700	$52.12	$458.2

Shares repurchased under the repurchase program during the three months ended June 30, 2008 were effected in open market transactions, including shares that were repurchased pursuant to trading plans adopted by the Company under Rule 10b5-1, including a plan which the Company entered into on March 10, 2008 and which expired on May 2, 2008. Subsequent to June 30, 2008 and through July 24, 2008, the Company repurchased an additional 1.6 million shares at an aggregate cost of $74.8 million and at an average share price of $46.54, all of which were repurchased pursuant to a trading plan adopted by the Company under Rule 10b5-1 on June 2, 2008, effective July 2, 2008. At July 24, 2008, $383.4 million remained available for repurchase under the Company’s share repurchase program. In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	Our 2008 Annual General Meeting of Shareholders was held on May 19, 2008.

(b)	Proxies were solicited by our management pursuant to Regulation 14A under the Exchange Act; there was no solicitation of opposition to our nominees listed in the proxy statement; the re-elected directors were re-elected for three year terms as described in item (c)(1) below.

The other directors, whose terms of office as a director continued after the meeting are:

W. James MacGinnitie	Henry Klehm, III
Thomas A. Cooper	Ralph B. Levy
Neill A. Currie	Nicholas L. Trivisonno
William F. Hecht

(c)	The following matters were voted upon at the Annual General Meeting with the voting results indicated:

(1)	The Board Nominees Proposal

Our Bye-laws provide for a classified Board, divided into three classes of approximately equal size. At the 2008 Annual Meeting, the shareholders elected four Class I Directors, who shall serve until our 2011 Annual Meeting.

Nominee	Votes For	Votes Withheld
David C. Bushnell	57,167,684	252,888
James L. Gibbons	57,169,412	251,160
Jean D. Hamilton	57,166,362	254,210
Anthony M. Santomero	57,169,109	251,463

(2)	The Auditors Proposal

Our shareholders voted to approve the appointment of Ernst & Young Ltd. as our independent auditors for the 2008 fiscal year.

Votes For	Votes Against	Votes Abstained
57,064,148	211,641	144,783

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 30, 2008