Form 10-Q
period 2008-09-30
RENAISSANCERE HOLDINGS LTD
filed 2008-10-30
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of October 23, 2008 was 61,400,503.

Total number of pages in this report: 66

RenaissanceRe Holdings Ltd.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,627,763 and $3,863,902 at September 30, 2008 and December 31, 2007, respectively)	$3,645,294	$3,914,363
Short term investments, at fair value	1,438,201	1,821,549
Other investments, at fair value	902,328	807,864
Investments in other ventures, under equity method	117,789	90,572

Total investments	6,103,612	6,634,348
Cash and cash equivalents	427,176	330,226
Premiums receivable	728,046	475,075
Ceded reinsurance balances	155,487	107,916
Losses recoverable	300,076	183,275
Accrued investment income	35,134	39,084
Deferred acquisition costs	114,038	104,212
Receivable for investments sold	368,313	144,037
Other secured assets	107,252	90,488
Other assets	178,163	171,457
Goodwill and other intangibles	71,942	6,237

Total assets	$8,589,239	$8,286,355

Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,433,420	$2,028,496
Reserve for unearned premiums	757,624	563,336
Debt	450,000	451,951
Reinsurance balances payable	360,829	275,430
Payable for investments purchased	545,100	422,974
Other secured liabilities	106,420	88,920
Other liabilities	195,071	162,294

Total liabilities	4,848,464	3,993,401

Commitments and Contingencies

Minority Interest - DaVinciRe	699,534	815,451

Shareholders’ Equity
Preference shares	650,000	650,000
Common shares	61,401	68,920
Additional paid-in capital	—	107,867
Accumulated other comprehensive income	16,544	44,719
Retained earnings	2,313,296	2,605,997

Total shareholders’ equity	3,041,241	3,477,503

Total liabilities, minority interest and shareholders’ equity	$8,589,239	$8,286,355

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2008 and 2007

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenues
Gross premiums written	$239,806	$208,821	$1,574,419	$1,687,410

Net premiums written	$194,408	$149,163	$1,211,546	$1,330,032
Decrease (increase) in unearned premiums	184,934	217,894	(146,717)	(241,903)

Net premiums earned	379,342	367,057	1,064,829	1,088,129
Net investment income	15,767	95,594	106,955	321,749
Net foreign exchange gains (losses)	3,448	(5,424)	8,153	(630)
Equity in earnings (losses) of other ventures	2,333	(23,986)	13,455	(3,610)
Other income (loss)	2,258	(10,008)	10,246	(17,709)
Net realized (losses) gains on investments	(87,610)	1,592	(122,441)	(5,889)

Total revenues	315,538	424,825	1,081,197	1,382,040

Expenses
Net claims and claim expenses incurred	535,347	131,700	731,720	416,546
Acquisition expenses	54,231	63,719	154,272	186,957
Operational expenses	30,296	27,126	93,903	82,177
Corporate expenses	3,116	7,158	18,930	19,089
Interest expense	5,379	7,226	18,120	26,400

Total expenses	628,369	236,929	1,016,945	731,169

(Loss) income before minority interests and taxes	(312,831)	187,896	64,252	650,871
Minority interest - DaVinciRe	91,977	(43,820)	10,321	(110,326)

(Loss) income before taxes	(220,854)	144,076	74,573	540,545
Income tax benefit (expense)	455	(101)	(936)	(888)

Net (loss) income	(220,399)	143,975	73,637	539,657
Dividends on preference shares	(10,575)	(10,575)	(31,725)	(32,286)

Net (loss) income (attributable) available to common shareholders	$(230,974)	$133,400	$41,912	$507,371

Net (loss) income (attributable) available to common shareholders per common share - basic	$(3.79)	$1.89	$0.66	$7.14

Net (loss) income (attributable) available to common shareholders per common share - diluted (1)	$(3.79)	$1.85	$0.65	$7.02

Dividends per common share	$0.23	$0.22	$0.69	$0.66

(1)	In accordance with FAS 128, diluted earnings per share calculations use average common shares outstanding - basic, when in a net loss position.

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2008 and 2007

(in thousands of United States Dollars)

(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007
Preference shares
Balance - January 1	$650,000	$800,000
Repurchase of shares	—	(150,000)

Balance - September 30	650,000	650,000

Common shares
Balance - January 1	68,920	72,140
Repurchase of shares	(8,064)	(1,627)
Exercise of options and issuance of restricted stock and awards	545	339

Balance - September 30	61,401	70,852

Additional paid-in capital
Balance - January 1	107,867	284,123
Repurchase of shares	(129,428)	(86,603)
Exercise of options and issuance of restricted stock and awards	21,561	14,777

Balance - September 30	—	212,297

Accumulated other comprehensive income
Balance - January 1	44,719	25,217
Net unrealized (losses) gains on securities, net of adjustment (see disclosure below)	(28,175)	4,432

Balance - September 30	16,544	29,649

Retained earnings
Balance - January 1	2,605,997	2,099,017
Net income	73,637	539,657
Repurchase of shares	(290,914)	—
Dividends on common shares	(43,699)	(47,435)
Dividends on preference shares	(31,725)	(32,286)

Balance - September 30	2,313,296	2,558,953

Total Shareholders’ Equity	$3,041,241	$3,521,751

Comprehensive income (1)
Net income	$73,637	$539,657
Other comprehensive (loss) income	(28,175)	4,432

Comprehensive income	$45,462	$544,089

Disclosure regarding net unrealized (losses) gains
Net unrealized holding losses arising during the year	$(150,616)	$(1,457)
Net realized losses included in net income	122,441	5,889

Net unrealized (losses) gains on securities	$(28,175)	$4,432

(1)	Comprehensive loss was $239.4 million for the three months ended September 30, 2008 compared to $160.7 million of comprehensive income for the three months ended September 30, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(in thousands of United States dollars)

(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007
Cash flows provided by operating activities

Net income	$73,637	$539,657

Adjustments to reconcile net income to net cash provided by operating activities

Amortization and depreciation	(1,408)	(10,819)
Net realized losses on investments	122,441	5,889
Equity in undistributed earnings of other ventures	6,900	19,912
Net unrealized losses (gains) included in investment income	104,031	(51,126)
Net unrealized losses (gains) included in other (loss) income	934	(9,776)
Minority interest in undistributed net (loss) income of DaVinciRe	(10,321)	110,326
Change in:
Premiums receivable	(252,971)	(295,345)
Ceded reinsurance balances	(47,571)	(60,386)
Deferred acquisition costs	(9,826)	(35,253)
Reserve for claims and claim expenses, net	288,123	112,306
Reserve for unearned premiums	194,288	302,290
Reinsurance balances payable	85,399	(36,750)
Other	810	35,383

Net cash provided by operating activities	554,466	626,308

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of investments available for sale	7,924,853	2,452,830
Purchases of investments available for sale	(7,903,037)	(2,512,081)
Net sales (purchases) of short term investments	383,348	(7,987)
Net purchases of other investments	(192,485)	(69,293)
Net (purchases) sales of investments in other ventures	(31,332)	33,623
Net purchase of subsidiaries	(76,631)	—

Net cash provided by (used in) investing activities	104,716	(102,908)

Cash flows used in financing activities

Dividends paid - common shares	(43,699)	(47,435)
Dividends paid - preference shares	(31,725)	(32,286)
RenaissanceRe common share repurchase	(428,406)	(88,230)
DaVinciRe share repurchase	(100,000)	—
Third party DaVinciRe share repurchase	43,549	—
Net (repayment) drawdown of debt	148,049	540
Redemption of 7.0% Senior Notes	(150,000)	—
Redemption of Series A preference shares	—	(150,000)
Redemption of capital securities	—	(103,093)

Net cash used in financing activities	(562,232)	(420,504)

Net increase in cash and cash equivalents	96,950	102,896

Cash and cash equivalents, beginning of period	330,226	214,399

Cash and cash equivalents, end of period	$427,176	$317,295

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

•

The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a minority equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Minority interest represents the interests of external parties with respect to the net income (loss) and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd. (“RUM”), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

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

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers generally in excess of various retentions or on a proportional basis. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $315.3 million and $297.0 million for the nine months ended September 30, 2008 and 2007, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the nine months ended September 30, 2008 were $151.0 million compared to $96.7 million for the nine months ended September 30, 2007.

3.	Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants, except when in a loss position, where Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share (“FAS 128”) requires diluted earnings per share to be calculated using weighted average common shares – basic. The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net (loss) income (attributable) available to common shareholders	$(230,974)	$133,400

Denominator:
Denominator for basic (loss) income per common share -

Weighted average common shares	60,942,821	70,575,334

Per common share equivalents of employee stock options and restricted shares	751,296	1,369,570

Denominator for diluted (loss) income per common share -
Adjusted weighted average common shares and assumed conversions (1)	61,694,117	71,944,904

Basic (loss) income per common share	$(3.79)	$1.89

Diluted (loss) income per common share (1)	$(3.79)	$1.85

(1)	In accordance with FAS 128, diluted earnings per share calculations use weighted average common shares - basic, when in a net loss position.

Nine months ended September 30,	2008	2007
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income attributable to common shareholders	$41,912	$507,371

Denominator:
Denominator for basic income per common share -

Weighted average common shares	63,130,576	71,038,195

Per common share equivalents of employee stock options and restricted shares	994,332	1,257,837

Denominator for diluted income per common share -
Adjusted weighted average common shares and assumed conversions	64,124,908	72,296,032

Basic income per common share	$0.66	$7.14

Diluted income per common share	$0.65	$7.02

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.23 per share to shareholders of record on each of March 14, 2008, June 13, 2008 and September 15, 2008.

The Board of Directors increased its authorized share repurchase program to $500.0 million on May 20, 2008, of which $382.4 million remained available at October 23, 2008. The Company repurchased $428.4 million of shares during the nine months ended September 30, 2008. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of RenaissanceRe. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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

The Company’s financial results relating to the operating subsidiaries managed by the ventures unit include the financial results of Weather Predict Inc., Weather Predict Consulting Inc., RenRe Investment Managers Ltd. (“RIM”) and Renaissance Trading Ltd. (“Renaissance Trading”) and are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are its investments in other ventures, including Top Layer Re, Starbound Reinsurance II Ltd., Tower Hill Holdings Inc. (“Tower Hill”), ChannelRe Holdings Ltd. (“ChannelRe”) and Platinum Underwriters Holdings Ltd. (“Platinum”).

The Company’s Individual Risk segment provides primary insurance and quota share reinsurance.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses for the three and nine months ended September 30, 2008 and 2007 is as follows:

Three months ended September 30, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$169,463	$83,685	$(13,342)	$—	$239,806

Net premiums written	$129,229	$65,179		—	$194,408

Net premiums earned	$251,058	$128,284		—	$379,342
Net claims and claim expenses incurred	423,568	111,779		—	535,347
Acquisition expenses	34,469	19,762		—	54,231
Operational expenses	20,602	9,694		—	30,296

Underwriting loss	$(227,581)	$(12,951)		—	(240,532)

Net investment income				15,767	15,767
Equity in earnings of other ventures				2,333	2,333
Other income				2,258	2,258
Interest and preference share dividends				(15,954)	(15,954)
Minority interest - DaVinciRe				91,977	91,977
Other items, net				787	787
Net realized losses on investments				(87,610)	(87,610)

Net loss attributable to common shareholders				$9,558	$(230,974)

Net claims and claim expenses incurred - current accident year	$454,187	$117,157			$571,344
Net claims and claim expenses incurred - prior accident years	(30,619)	(5,378)			(35,997)

Net claims and claim expenses incurred - total	$423,568	$111,779			$535,347

Net claims and claim expense ratio - current accident year	180.9%	91.3%			150.6%
Net claims and claim expense ratio - prior accident years	(12.2)%	(4.2)%			(9.5)%

Net claims and claim expense ratio - calendar year	168.7%	87.1%			141.1%
Underwriting expense ratio	21.9%	23.0%			22.3%

Combined ratio	190.6%	110.1%			163.4%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Three months ended September 30, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$141,545	$101,534	$(34,258)	$—	$208,821

Net premiums written	$91,112	$58,051		—	$149,163

Net premiums earned	$242,520	$124,537		—	$367,057
Net claims and claim expenses incurred	67,335	64,365		—	131,700
Acquisition expenses	32,122	31,597		—	63,719
Operational expenses	16,301	10,825		—	27,126

Underwriting income	$126,762	$17,750		—	144,512

Net investment income				95,594	95,594
Equity in losses of other ventures				(23,986)	(23,986)
Other loss				(10,008)	(10,008)
Interest and preference share dividends				(17,801)	(17,801)
Minority interest - DaVinciRe				(43,820)	(43,820)
Other items, net				(12,683)	(12,683)
Net realized gains on investments				1,592	1,592

Net income available to common shareholders				$(11,112)	$133,400

Net claims and claim expenses incurred - current accident year	$83,104	$68,755			$151,859
Net claims and claim expenses incurred - prior accident years	(15,769)	(4,390)			(20,159)

Net claims and claim expenses incurred - total	$67,335	$64,365			$131,700

Net claims and claim expense ratio - current accident year	34.3%	55.2%			41.4%
Net claims and claim expense ratio - prior accident years	(6.5)%	(3.5)%			(5.5)%

Net claims and claim expense ratio - calendar year	27.8%	51.7%			35.9%
Underwriting expense ratio	20.0%	34.1%			24.7%

Combined ratio	47.8%	85.8%			60.6%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Nine months ended September 30, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,100,984	$479,351	$(5,916)	$—	$1,574,419

Net premiums written	$825,336	$386,210		—	$1,211,546

Net premiums earned	$709,571	$355,258		—	$1,064,829
Net claims and claim expenses incurred	490,757	240,963		—	731,720
Acquisition expenses	78,495	75,777		—	154,272
Operational expenses	64,497	29,406		—	93,903

Underwriting income	$75,822	$9,112		—	84,934

Net investment income				106,955	106,955
Equity in earnings of other ventures				13,455	13,455
Other income				10,246	10,246
Interest and preference share dividends				(49,845)	(49,845)
Minority interest - DaVinciRe				10,321	10,321
Other items, net				(11,713)	(11,713)
Net realized losses on investments				(122,441)	(122,441)

Net income available to common shareholders				$(43,022)	$41,912

Net claims and claim expenses incurred - current accident year	$582,624	$279,748			$862,372
Net claims and claim expenses incurred - prior accident years	(91,867)	(38,785)			(130,652)

Net claims and claim expenses incurred - total	$490,757	$240,963			$731,720

Net claims and claim expense ratio - current accident year	82.1%	78.7%			81.0%
Net claims and claim expense ratio - prior accident years	(12.9)%	(10.9)%			(12.3)%

Net claims and claim expense ratio - calendar year	69.2%	67.8%			68.7%
Underwriting expense ratio	20.1%	29.6%			23.3%

Combined ratio	89.3%	97.4%			92.0%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Nine months ended September 30, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,263,727	$463,241	$(39,558)	$—	$1,687,410

Net premiums written	$995,686	$334,346		—	$1,330,032

Net premiums earned	$723,286	$364,843		—	$1,088,129
Net claims and claim expenses incurred	221,990	194,556		—	416,546
Acquisition expenses	86,411	100,546		—	186,957
Operational expenses	50,943	31,234		—	82,177

Underwriting income	$363,942	$38,507		—	402,449

Net investment income				321,749	321,749
Equity in losses of other ventures				(3,610)	(3,610)
Other loss				(17,709)	(17,709)
Interest and preference share dividends				(58,686)	(58,686)
Minority interest - DaVinciRe				(110,326)	(110,326)
Other items, net				(20,607)	(20,607)
Net realized losses on investments				(5,889)	(5,889)

Net income available to common shareholders				$104,922	$507,371

Net claims and claim expenses incurred - current accident year	$317,718	$225,207			$542,925
Net claims and claim expenses incurred - prior accident years	(95,728)	(30,651)			(126,379)

Net claims and claim expenses incurred - total	$221,990	$194,556			$416,546

Net claims and claim expense ratio - current accident year	43.9%	61.7%			49.9%
Net claims and claim expense ratio - prior accident years	(13.2)%	(8.4)%			(11.6)%

Net claims and claim expense ratio - calendar year	30.7%	53.3%			38.3%
Underwriting expense ratio	19.0%	36.1%			24.7%

Combined ratio	49.7%	89.4%			63.0%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

6.	Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority being unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. The Company adopted FAS 157 effective January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s consolidated statements of operations or financial condition.

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

There have been no material changes in the Company’s valuation techniques since the adoption of FAS 157 effective January 1, 2008.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis:

At September 30, 2008	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$3,645,294	$690,265	$2,950,029	$5,000
Short term investments	1,438,201	—	1,438,201	—
Other investments	902,328	—	454,229	448,099
Other secured assets	107,252	—	107,252	—
Other assets and (liabilities) (1)	44,748	33,280	28,730	(17,262)

	$6,137,823	$723,545	$4,978,441	$435,837

(1)	Other assets of $33.7 million, $30.4 million and $11.9 million are included in Level 1, Level 2 and Level 3, respectively.

Other liabilities of $0.4 million, $1.7 million and $29.2 million are included in Level 1, Level 2 and Level 3, respectively.

Fixed maturity investments available for sale included in Level 1 consist of the Company’s investments in U.S. treasuries. Included in Level 2 are U.S. agencies, non-U.S. government, corporate, mortgage-backed and asset-backed fixed maturity investments available for sale. The Company has a preferred share investment which is included in Level 3.

Other investments included in Level 2 are the Company’s investments in hedge funds, catastrophe bonds and most of its investments in fixed income and bank loan funds. Included in Level 3 are the Company’s private equity partnership investments and senior secured bank loan funds.

Below is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended September 30, 2008	Fixed maturity investments available for sale	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance—June 30	$5,000	$459,070	$(22,655)	$441,415

Total unrealized gains (losses)
Included in net investment income	—	(19,310)	—	(19,310)
Included in other income	—	—	8,300	8,300

Total realized gains (losses)
Included in net investment income	—	—	—	—
Included in other income	—	—	(5,685)	(5,685)

Total foreign exchange gains	—	(2,008)	—	(2,008)

Net purchases, issuances, and settlements	—	10,347	2,778	13,125
Net transfers in and/or out of Level 3	—	—	—	—

Balance—September 30	$5,000	$448,099	$(17,262)	$435,837

(1)	Other investments primarily include investments in private equity partnerships and certain senior secured bank loan funds.
(2)	Balance at September 30, 2008 includes $6.2 million of other assets and $23.5 million of other liabilities.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine months ended September 30, 2008	Fixed maturity investments available for sale	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance—January 1	$5,000	$375,281	$(9,950)	$370,331

Total unrealized gains (losses)
Included in net investment income	—	(54,699)	668	(54,031)
Included in other income	—	(163)	3,901	3,738

Total realized gains (losses)
Included in net investment income	—	4,844	—	4,844
Included in other income	—	—	(4,808)	(4,808)

Total foreign exchange gains	—	(769)	—	(769)

Net purchases, issuances, and settlements	—	123,605	(7,073)	116,532
Net transfers in and/or out of Level 3	—	—	—	—

Balance—September 30	$5,000	$448,099	$(17,262)	$435,837

(1)	Other investments primarily include investments in private equity partnerships and certain senior secured bank loan funds.
(2)	Balance at September 30, 2008 includes $6.2 million of other assets and $23.5 million of other liabilities.

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

(in thousands of U.S. dollars)	September 30, 2008	January 1, 2008
Other investments	$902,328	$807,864

Other secured assets	$107,252	$90,488

Other assets and (liabilities) (1)	$(1,986)	$(6,402)

(1)	Balance at September 30, 2008 includes $6.2 million of other assets and $8.2 million of other liabilities. Balance at January 1, 2008 includes $4.6 million of other assets and $11.0 million of other liabilities.

Included in net investment income for the three and nine months ended September 30, 2008 is $54.3 million and $104.0 million, respectively, of net unrealized losses related to the changes in fair value of other investments. Net unrealized gains (losses) related to the changes in the fair value of other secured assets and other assets and liabilities recorded in other income was $0.2 million and $nil million, respectively, for the three months ended September 30, 2008, and $(0.8) million and $0.2 million, respectively, for the nine months ended September 30, 2008.

8.	On June 2, 2008, the Company acquired substantially all the assets and assumed certain liabilities of Agro National LLC (“Agro National”). Agro National is based in Council Bluffs, Iowa and is a managing general underwriter of multi-peril crop insurance. Agro National offers high quality risk protection products and services to the agricultural community throughout the U.S. Agro National participates in the U.S. Federal government’s Multi-Peril Crop Insurance Program and has been writing business on behalf of Stonington, a wholly-owned subsidiary of the Company, since 2004. The base purchase price paid by the Company for Agro National was $80.5 million, plus additional amounts as determined in accordance with the terms of the asset purchase agreement. In connection with the purchase, the Company recorded $46.3 million of intangible assets and $20.4 million of goodwill in the second quarter of 2008. The acquisition of Agro National was undertaken to purchase the distribution channel for the Company’s multi-peril crop insurance business which was previously conducted through a managing general agency contractual relationship with Agro National. Other factors that added to the value of Agro National included its agent relationships, systems and technology, brand name and workforce. These factors resulted in a purchase price greater than the fair value of the net assets acquired and the recognition of goodwill and intangible assets. The acquisition of the net assets was accounted for using the purchase method in accordance with FASB Statement No. 141, Business Combinations (“FAS 141”).

The fair value of the assets and liabilities acquired and allocation of purchase price is summarized as follows:

(in thousands of U.S. dollars)
Total purchase price		$80,500
Assets acquired
Cash and cash equivalents	$4,867
Accounts and notes receivable	31,241
Property and equipment	378
Software	12,600
Other assets	14

Tangible assets acquired		49,100
Intangible asset - Agent relationships	39,900
Intangible asset - Trade name	3,500
Intangible asset - Covenants not-to-compete	2,900

Intangible assets acquired		46,300
Liabilities acquired
Accounts payable and accrued liabilities	35,345

Liabilities acquired		35,345

Excess purchase price - Goodwill		$20,445

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

The estimated remaining amortization expense for the intangible assets is as follows:

(in thousands of U.S. dollars)
2008(1)	$1,779
2009	4,476
2010	4,349
2011	4,205
2012 and thereafter	29,119

Total	$43,928

(1)	For the three months ending December 31, 2008.

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

	Nine months ended
(in thousands of U.S. dollars)	Sept. 30, 2008	Sept. 30, 2007
Gross premiums written	$1,574,419	$1,687,410
Net premiums earned	$1,064,829	$1,088,129
Total revenue	$1,081,196	$1,382,040
Total expenses	$1,020,101	$730,577

Net income available to common shareholders	$38,755	$507,963
Net income available to common shareholders per common share—basic	$0.61	$7.15
Net income available to common shareholders per common share—diluted	$0.60	$7.03

The pro-forma net income available to common shareholders per common share – diluted for the nine months ended September 30, 2008 and 2007 of $0.60 and $7.03, respectively, compares to actual results of $0.65 and $7.02 for the nine months ended September 30, 2008 and 2007, respectively. The decrease is principally due to the amortization of the intangible assets arising upon acquisition.

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

On July 1, 2008, the Company invested $50.0 million, representing a 25.0% equity interest, in Tower Hill Insurance Group, LLC (“THIG”), Tower Hill Claims Services, LLC (“THCS”) and Tower Hill Claims Management, LLC (“THCM”) (collectively the “Tower Hill Companies”). The Tower Hill Companies operate primarily in the State of Florida. THIG is a managing general agency specializing in insurance coverage for site built and manufactured homes. THCS and THCM provide claim adjustment services through exclusive agreements with THIG. The investment in the Tower Hill Companies was undertaken to expand the Company’s core platforms by obtaining ownership in an additional distribution channel for the Florida homeowners market and to enhance relationships with other stakeholders. Other factors that added to the value of the Tower Hill Companies included its reputation, agent relationships, systems and technology. These factors resulted in an investment greater than the fair value of the net assets acquired and the recognition of goodwill and intangible assets. In connection with the investment, the Company recorded $40.0 million of intangible assets and $7.8 million of goodwill on the July 1, 2008 effective date. The investment in the Tower Hill Companies was accounted for using the equity method in accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”) and as such, the goodwill and intangible assets are recorded under “Investments in other ventures, under equity method” in the Company’s consolidated balance sheet at September 30, 2008.

9.	Included in the Company’s results for the three and nine months ended September 30, 2008 is $276.0 million of net negative impact from hurricanes Gustav and Ike, which occurred in the third quarter of 2008. Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and minority interest. The Company’s estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of the Company’s contracts. Given the magnitude and recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if the Company’s reinsurers or other obligors fail to meet their obligations. The Company’s actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

10.	The Company has entered into a capital lease transaction as defined by FASB Statement No. 13 Accounting for Leases (“FAS 13”), committing the Company to lease additional office space in Bermuda. At September 30, 2008, included in other assets is property under capital lease of $23.9 million and a corresponding entry in other liabilities for the same amount. Included in operational expenses for the three months ended September 30, 2008 is the related depreciation expense of $0.1 million. Interest expense for the three months ended September 30, 2008 includes $0.5 million from this capital lease. The initial lease term is for 20 years, with a bargain renewal option for an additional 30 years. The future minimum lease payments, excluding the bargain renewal option, are estimated to be $50.1 million in the aggregate as follows:

Year ended December 31,	Minimum lease payments
(in thousands of U.S. dollars)
2008(1)	$604
2009	2,417
2010	2,417
2011	2,417
2012	2,417
2013 and thereafter	39,868

$50,140

(1)	For the three months ending December 31, 2008.

11.	Recently Issued Accounting Pronouncements

Business Combinations and Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141(R)”) and Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, noncontrolling interests are classified as a component of consolidated shareholders’ equity and ‘minority interest’ accounting no longer applies such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impacts of the adoption of FAS 141(R) and FAS 160 on its consolidated statements of operations and financial condition when adopted.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and credit-risk related contingent features in derivative instruments. FAS 161 is to be applied prospectively and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. In years after initial adoption, FAS 161 requires comparative disclosures only for periods subsequent to initial adoption. FAS 161 is a disclosure standard and as such is not expected to impact the Company’s consolidated statements of operations and financial condition when adopted.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings under Statement No. 128, Earnings per Share. EITF 03-6-1 provides guidance on the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated statements of operations and financial condition when adopted.

12.	On July 10, 2008, the Company borrowed $150.0 million under its revolving credit facility to repay $150.0 million maturing on its 7.0% Senior Notes which came due July 15, 2008. The $150.0 million of 7.0% Senior Notes were repaid on July 15, 2008. The amount borrowed under the revolving credit facility on July 10, 2008 remained outstanding at October 23, 2008, with $350.0 million thereunder undrawn.

13.	There are no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

The Company continues to strive to comply with its settlement agreement with the Securities and Exchange Commission (“SEC”); however, it is possible that we will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant retained pursuant to the settlement agreement may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or any perception that we have failed to comply, could adversely affect us, perhaps materially so.

The civil litigation between the SEC and James M. Stanard, the Company’s former Chairman and Chief Executive Officer, to which the Company is not a party, went to trial in September 2008. The trial has concluded and the parties are awaiting a decision. Depending on the decision and whether or not an appeal is taken, this ongoing matter could give rise to additional costs, distractions, or impacts to the Company’s reputation.

As disclosed previously by the Company, in October 2006, Martin J. Merritt, the Company’s former controller, without admitting or denying the allegations in the SEC’s complaint against him, consented to a partial final judgment that permanently enjoins him from violating or aiding and abetting future violations of the federal securities laws and bars him from serving as an officer or director of a public company. In October 2008, also without admitting or denying the allegations in the SEC’s complaint, Mr. Merritt consented to the entry of a final consent judgment that requires him to pay a civil penalty of $50,000.

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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2008 and 2007. The following also includes a discussion of our financial condition at September 30, 2008. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. We also direct readers to the Note on Forward-Looking Statements included in this filing.

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) minority interest, which represents the interest of third parties with respect to the net income of DaVinciRe; and 6) interest and dividend costs related to our debt, preference shares and subordinated obligation to our capital trust. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. We currently expect our growth outside of Bermuda to result in a higher effective tax rate in future periods.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on managed catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, casualty clash, catastrophe exposed personal lines property, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Through our ventures unit, we pursue joint ventures and other strategic relationships. Our four principal business activities in this area are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re and DaVinci; 2) strategic investments in other market participants, such as our investments in ChannelRe, Platinum and the Tower Hill Companies, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; 3) weather-related trading activities; and 4) fee-based consulting services, research and development and loss and mitigation activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of Top Layer Re, ChannelRe, Tower Hill, Platinum and our weather-related activities are included in the Other category of our segment results.

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

Summary Overview

Three months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$239,806	$208,821	$30,985
Net premiums written	194,408	149,163	45,245
Net premiums earned	379,342	367,057	12,285
Net claims and claim expenses incurred	535,347	131,700	403,647
Underwriting (loss) income	(240,532)	144,512	(385,044)
Net investment income	15,767	95,594	(79,827)
Net realized (losses) gains on investments	(87,610)	1,592	(89,202)
Net (loss) income (attributable) available to common shareholders	(230,974)	133,400	(364,374)
Net (loss) income (attributable) available to common shareholders per common share - diluted (1)	$(3.79)	$1.85	$(5.64)
Net claims and claim expense ratio - current accident year	150.6%	41.4%	109.2%
Net claims and claim expense ratio - prior accident years	(9.5)%	(5.5)%	(4.0)%
Net claims and claim expense ratio - calendar year	141.1%	35.9%	105.2%
Underwriting expense ratio	22.3%	24.7%	(2.4)%
Combined ratio	163.4%	60.6%	102.8%

At September 30, 2008 and June 30, 2008	September 30, 2008	June 30, 2008	Change	% Change
Book value per common share	$38.94	$43.32	$(4.38)	(10.1)%
Accumulated dividends per common share	7.69	7.46	0.23	3.1%

Book value per common share plus accumulated dividends	$46.63	$50.78	$(4.15)	(8.2)%

(1)	In accordance with FAS 128, diluted earnings per share calculations use weighted average common shares—basic, when in a net loss position.

Net loss attributable to common shareholders was $231.0 million in the third quarter of 2008, compared to net income available to common shareholders of $133.4 million in the third quarter of 2007. The net loss in the third quarter of 2008 was principally due to:

•	$276.0 million of net negative impact from hurricanes Gustav and Ike, which occurred in the third quarter of 2008;

•

a $79.8 million decrease in net investment income, primarily due to lower total returns on our investment portfolio and partially due to lower average invested assets in our fixed maturity investments available for sale and short term investments;

•

an $89.2 million increase in net realized losses on investments, primarily due to other than temporary impairment charges as a result of widening credit spreads in the third quarter of 2008 as a result of the turmoil in the financial and capital markets; and partially offset by

•	an increase in equity in earnings (losses) of other ventures, under equity method of $26.3 million primarily due to the absence of the unrealized mark-to-market loss in our investment in ChannelRe of $36.0 million recorded during the third quarter of 2007. The unrealized mark-to-market losses in ChannelRe were primarily due to widening credit spreads in the third quarter of 2007. This investment was subsequently reduced to a $nil carrying value and therefore had no impact on our third quarter 2008 results.

In the third quarter of 2008, we incurred an underwriting loss of $240.5 million, a decrease of $385.0 million compared to $144.5 million of underwriting income in the third quarter of 2007. The decrease in underwriting income was driven by hurricanes Gustav and Ike which reduced our third quarter 2008 underwriting results by $419.6 million. We had a combined ratio of 163.4%, a net claims and claim expense ratio of 141.1% and an underwriting expense ratio of 22.3% in the third quarter of 2008, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 60.6%, 35.9% and 24.7%, respectively, in the third quarter of 2007. The impact of hurricanes Gustav and Ike was to increase our combined ratio by 116.8 percentage points in the third quarter of 2008.

Gross premiums written increased $31.0 million to $239.8 million in the third quarter of 2008, compared to $208.8 million in the third quarter of 2007. The increase in gross premiums written was driven by a $27.9 million increase in gross premiums written in our Reinsurance segment combined with a $20.9 million decrease in gross premiums ceded from our Individual Risk segment to our Reinsurance segment, and partially offset by a $17.8 million decrease in gross premiums written in our Individual Risk segment. The increase in gross premiums written in our Reinsurance segment was principally driven by $49.0 million of reinstatement premiums written as a result of the net claims and claim expenses from hurricanes Gustav and Ike. Excluding the impact of reinstatement premiums, gross premiums written would have been down due to softening market conditions which resulted in lower premium rates on business written during the third quarter of 2008.

Net premiums written increased $45.2 million in the third quarter of 2008 to $194.4 million from $149.2 million in the third quarter of 2007. The increase in net premiums written was primarily due to the increase in gross premiums written noted above combined with a $14.3 million decrease in ceded premiums written in the third quarter of 2008 compared to the third quarter of 2007. Net premiums earned increased to $379.3 million in the third quarter of 2008, compared to $367.1 million in the third quarter of 2007.

Net claims and claim expenses increased by $403.6 million to $535.3 million in the third quarter of 2008 compared to $131.7 million in the same quarter of 2007, principally due to a $419.5 million increase in current accident year losses. The increase in current accident year losses was primarily due to $458.8 million in net claims and claim expenses in our catastrophe unit and Individual Risk segment relating to hurricanes Gustav and Ike, and partially offset by a lower level of losses in our specialty unit.

We recorded an overall net negative impact of $276.0 million from hurricanes Gustav and Ike in the third quarter of 2008. Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and minority interest. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Following is supplemental financial data regarding the net financial statement impact on our results for the third quarter 2008 due to hurricanes Gustav and Ike:

	Three months ended September 30, 2008
(in thousands of U.S. dollars)	Gustav	Ike	Total
Net claims and claim expenses incurred	$(80.3)	$(378.5)	$(458.8)
Net reinstatement premiums earned	12.3	31.6	43.9
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	(69.9)	(349.7)	(419.6)
Minority interest - DaVinciRe	25.3	118.3	143.6

Net negative impact	$(44.6)	$(231.4)	$(276.0)

Impact on combined ratio	16.9%	94.8%	116.8%

We experienced $36.0 million in favorable loss reserve development in the third quarter of 2008 compared to $20.2 million in the same quarter of 2007. The favorable development in the third quarter of 2008 and 2007 was primarily attributable to the Company’s Reinsurance segment.

Book value per common share decreased $4.38 to $38.94 at September 30, 2008, compared to $43.32 at June 30, 2008, a decrease of 10.1% for the quarter. Book value per common share plus accumulated dividends decreased $4.15 to $46.63 at September 30, 2008, compared to $50.78 at June 30, 2008, a decrease of 8.2% for the quarter. The decrease in book value per common share during the third quarter of 2008 was driven by our net loss attributable to common shareholders of $231.0 million, a $19.0 million decrease in accumulated other comprehensive income and $14.1 million of common dividends. Book value per common share was also impacted by our repurchase of 1.6 million common shares in the third quarter of 2008 for a total cost of $75.8 million.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the three months ended September 30, 2008 and 2007:

Reinsurance segment overview

Three months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$169,463	$141,545	$27,918

Net premiums written	$129,229	$91,112	$38,117

Net premiums earned	251,058	242,520	8,538
Net claims and claim expenses incurred	423,568	67,335	356,233
Acquisition expenses	34,469	32,122	2,347
Operational expenses	20,602	16,301	4,301

Underwriting (loss) income	$(227,581)	$126,762	$(354,343)

Net claims and claim expenses incurred - current accident year	$454,187	$83,104	$371,083
Net claims and claim expenses incurred - prior accident years	(30,619)	(15,769)	(14,850)

Net claims and claim expenses incurred - total	$423,568	$67,335	$356,233

Net claims and claim expense ratio - current accident year	180.9%	34.3%	146.6%
Net claims and claim expense ratio - prior accident years	(12.2)%	(6.5)%	(5.7)%

Net claims and claim expense ratio - calendar year	168.7%	27.8%	140.9%
Underwriting expense ratio	21.9%	20.0%	1.9%

Combined ratio	190.6%	47.8%	142.8%

(1)	Reinsurance gross premiums written includes $13.3 million and $34.3 million of premiums assumed from the Individual Risk segment for the three months ended September 30, 2008 and 2007, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $27.9 million, or 19.7%, to $169.5 million in the third quarter of 2008, compared to the third quarter of 2007. Our catastrophe premiums increased $39.1 million, or 38.3%, from the third quarter of 2007 and our specialty reinsurance premiums decreased $11.2 million, or 28.4%, from the third quarter of 2007. Excluding $49.0 million of reinstatement premiums written on behalf of our catastrophe unit as a result of hurricanes Gustav and Ike, our catastrophe unit would have experienced a decrease in gross premiums written due to the then softening market conditions which resulted in lower premium rates on business written during the quarter. Our underwriters elected to non-renew certain contracts and programs where the pricing and/or terms had deteriorated to levels that were unattractive, all principally driven by the then softening market following the low level of insured catastrophe losses occurring during 2007 and 2006. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment incurred an underwriting loss of $227.6 million in the third quarter of 2008, compared to $126.8 million of underwriting income in the third quarter of 2007, a decrease of $354.3 million. The decrease was principally due to higher net claims and claim expenses incurred as a result of hurricanes Gustav and Ike as detailed in the table below.

	Three months ended September 30, 2008
	Reinsurance
(in thousands of U.S. dollars)	Gustav	Ike	Total
Net claims and claim expenses incurred	$(70.3)	$(353.9)	$(424.2)
Net reinstatement premiums earned	12.3	36.7	49.0
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	$(59.9)	$(320.0)	$(379.9)

Impact on combined ratio	20.4%	133.8%	166.0%

In the third quarter of 2008, our Reinsurance segment generated a net claims and claim expense ratio of 168.7%, an underwriting expense ratio of 21.9% and a combined ratio of 190.6%, compared to 27.8%, 20.0% and 47.8%, respectively, in the third quarter of 2007. Hurricanes Gustav and Ike added 20.4 and 133.8 percentage points, respectively, to our Reinsurance segment combined ratio in the third quarter of 2008. The impact of hurricanes Gustav and Ike in our Reinsurance segment was all attributable to the catastrophe unit, as discussed below. Net premiums earned of $251.1 million in the third quarter of 2008 were up $8.5 million from the same period in 2007. Current accident year losses of $454.2 million were up $371.1 million from $83.1 million in the third quarter of 2007, which were primarily driven by hurricanes Gustav and Ike as detailed in the above table. In the third quarter of 2008, we experienced $30.6 million of prior year favorable development compared to $15.8 million in the third quarter of 2007. The favorable development in the third quarter of 2008 was primarily related to specific events in the Company’s catastrophe unit, including the 2007 United Kingdom (“U.K.”) flood losses, hurricane Dean from the third quarter of 2007 and a 2005 accident year industrial catastrophe loss, combined with lower than expected claims emergence on a number of small catastrophe events from the 2007 and 2006 accident years. The favorable development in the third quarter of 2007 was the result of lower than expected claims emergence in the Company’s catastrophe and specialty reinsurance units.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $1.1 million and $8.9 million for the third quarters of 2008 and 2007, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 0.5% and 3.7% for the third quarters of 2008 and 2007, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $1.8 million and $23.3 million for the third quarters of 2008 and 2007, respectively. The principal reason for the decrease in these fees is due to the reduced underwriting profits in the third quarter of 2008 compared to the third quarter of 2007 due to the underwriting losses from hurricanes Gustav and Ike.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the three months ended September 30, 2008 and 2007:

Catastrophe overview

Three months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$97,839	$84,271	$13,568
DaVinci	43,413	17,856	25,557

Total property catastrophe gross premiums written (1)	$141,252	$102,127	$39,125

Net premiums written	$101,018	$51,694	$49,324

Net premiums earned	217,626	186,692	30,934
Net claims and claim expenses incurred	410,683	21,805	388,878
Acquisition expenses	27,838	19,870	7,968
Operational expenses	16,037	11,846	4,191

Underwriting (loss) income	$(236,932)	$133,171	$(370,103)

Net claims and claim expenses incurred - current accident year	$440,740	$36,131	$404,609
Net claims and claim expenses incurred - prior accident years	(30,057)	(14,326)	(15,731)

Net claims and claim expenses incurred - total	$410,683	$21,805	$388,878

Net claims and claim expense ratio - current accident year	202.5%	19.4%	183.1%
Net claims and claim expense ratio - prior accident years	(13.8)%	(7.7)%	(6.1)%

Net claims and claim expense ratio - calendar year	188.7%	11.7%	177.0%
Underwriting expense ratio	20.2%	17.0%	3.2%

Combined ratio	208.9%	28.7%	180.2%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $13.3 million and $34.3 million for the three months ended September 30, 2008 and 2007, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the third quarter of 2008, our property catastrophe gross premiums written increased by $39.1 million, or 38.3%, to $141.3 million, compared to the third quarter of 2007. The increase in our catastrophe premiums written was primarily due to $49.0 million of reinstatement premiums written during the quarter as a result of hurricanes Gustav and Ike, combined with a decrease of $20.9 million in gross premiums ceded from our Individual Risk segment, and partially offset by the then softening market conditions which generally resulted in lower premium rates on business written during the quarter and. Our underwriters elected to non-renew certain contracts and programs where the pricing and/or terms had deteriorated to levels that were unattractive, all principally driven by a then softening market following the low level of insured catastrophe losses occurring during 2007 and 2006.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit incurred an underwriting loss of $236.9 million in the third quarter of 2008, compared to $133.2 million of underwriting income in the third quarter of 2007, a decrease of $370.1 million. The decrease in underwriting income was due primarily to a $388.9 million increase in net claims and claim expenses and partially offset by a $30.9 million increase in net premiums earned. In the third quarter of 2008, our catastrophe unit generated a net claims and claim expense ratio of 188.7%, an underwriting expense ratio of 20.2% and a combined ratio of 208.9%, compared to 11.7%, 17.0% and 28.7%, respectively, in the third quarter of 2007. Ceded premiums earned totaled $66.1 million in the third quarter of 2008 compared to $71.7 million in the third quarter of 2007. Current accident year losses of $440.7 million were up $404.6 million from $36.1 million in the third quarter of 2007, primarily driven by net claims and claim expenses from hurricanes Gustav and Ike which occurred in the third quarter of 2008. Included in current accident year losses for the third quarter of 2007 were losses relating to the 2007 U.K. floods and hurricane Dean. Hurricanes Gustav and Ike added 22.7 and 154.8 percentage points, respectively, to the catastrophe unit’s third quarter of 2008 combined ratio as detailed in the table below.

	Three months ended September 30, 2008
	Catastrophe
(in thousands of U.S. dollars)	Gustav	Ike	Total
Net claims and claim expenses incurred	$(70.3)	$(353.9)	$(424.2)
Net reinstatement premiums earned	12.3	36.7	49.0
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	$(59.9)	$(320.0)	$(379.9)

Impact on combined ratio	22.7%	154.8%	193.7%

During the third quarter of 2008, we experienced $30.1 million of favorable development on prior year reserves compared to $14.3 million of favorable development in the third quarter of 2007. The favorable development in the third quarter of 2008 was primarily related to lower than expected claims emergence on the 2007 U.K. floods and hurricane Dean from the third quarter of 2007, a 2005 accident year industrial catastrophe loss and a number of small catastrophe events from the 2007 and 2006 accident years. The favorable development in the third quarter of 2007 was the result of lower than expected claims emergence on the 2006 accident year.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended September 30, 2008 and 2007:

Specialty overview

Three months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$28,408	$39,536	$(11,128)
DaVinci	(197)	(118)	(79)

Total specialty gross premiums written	$28,211	$39,418	$(11,207)

Net premiums written	$28,211	$39,418	$(11,207)

Net premiums earned	33,432	55,828	(22,396)
Net claims and claim expenses incurred	12,885	45,530	(32,645)
Acquisition expenses	6,631	12,252	(5,621)
Operational expenses	4,565	4,455	110

Underwriting income (loss)	$9,351	$(6,409)	$15,760

Net claims and claim expenses incurred - current accident year	$13,447	$46,973	$(33,526)
Net claims and claim expenses incurred - prior accident years	(562)	(1,443)	881

Net claims and claim expenses incurred - total	$12,885	$45,530	$(32,645)

Net claims and claim expense ratio - current accident year	40.2%	84.1%	(43.9)%
Net claims and claim expense ratio - prior accident years	(1.7)%	(2.5)%	0.8%

Net claims and claim expense ratio - calendar year	38.5%	81.6%	(43.1)%
Underwriting expense ratio	33.5%	29.9%	3.6%

Combined ratio	72.0%	111.5%	(39.5)%

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2008, our specialty reinsurance gross premiums written decreased by $11.2 million to $28.2 million, compared to $39.4 million in the third quarter of 2007. The decrease in gross premiums written in our specialty unit is due to our clients retaining more risk in the third quarter of 2008 compared to the third quarter of 2007 and our underwriters electing to non-renew certain programs where the pricing and/or terms had deteriorated to levels that were unattractive. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of relatively large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated underwriting income of $9.4 million in the third quarter of 2008, compared to an underwriting loss of $6.4 million in the third quarter of 2007, an increase of $15.8 million, primarily due to a $32.6 million decrease in net claims and claim expenses. In the third quarter of 2008, our specialty unit generated a net claims and claim expense ratio of 38.5%, an underwriting expense ratio of 33.5% and a combined ratio of 72.0%, compared to a net claims and claim expense ratio of 81.6%, an underwriting expense ratio of 29.9% and a combined ratio of 111.5%, in the third quarter of 2007. The underwriting expense ratio increased in the third quarter of 2008 as a result of a catastrophe exposed personal lines property quota share reinsurance contract, which has a higher acquisition expense ratio than the remainder of the specialty reinsurance business, combined with lower net premiums earned. Current accident year losses of $13.4 million decreased $33.5 million from $47.0 million in the third quarter of 2007 primarily due to a lower level of earned premium resulting in lower expected losses. In addition, the third quarter of 2007 was marked by a large number of relatively small losses that increased the net claims and claim expenses in that quarter. During the third quarters of 2008 and 2007, we experienced $0.6 million and $1.4 million, respectively, of favorable development on prior accident years, which was primarily driven by lower than expected reported claims on prior year reserves.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for the three months ended September 30, 2008 and 2007 for our Individual Risk segment:

Individual Risk segment overview

Three months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$29,773	$38,257	$(8,484)
Commercial property	24,863	26,361	(1,498)
Personal lines property	17,168	14,745	2,423
Multi-peril crop	11,881	22,171	(10,290)

Gross premiums written	$83,685	$101,534	$(17,849)

Net premiums written	$65,179	$58,051	$7,128

Net premiums earned	$128,284	$124,537	$3,747
Net claims and claim expenses incurred	111,779	64,365	47,414
Acquisition expenses	19,762	31,597	(11,835)
Operational expenses	9,694	10,825	(1,131)

Underwriting (loss) income	$(12,951)	$17,750	$(30,701)

Net claims and claim expenses incurred - current accident year	$117,157	$68,755	$48,402
Net claims and claim expenses incurred - prior years	(5,378)	(4,390)	(988)

Net claims and claim expenses incurred - total	$111,779	$64,365	$47,414

Net claims and claim expense ratio - current accident year	91.3%	55.2%	36.1%
Net claims and claim expense ratio - prior accident years	(4.2)%	(3.5)%	(0.7)%

Net claims and claim expense ratio - calendar year	87.1%	51.7%	35.4%
Underwriting expense ratio	23.0%	34.1%	(11.1)%

Combined ratio	110.1%	85.8%	24.3%

Individual Risk Segment Gross Premiums Written – Premiums generated by our Individual Risk segment decreased $17.8 million to $83.7 million in the third quarter of 2008 from $101.5 million in the third quarter of 2007, primarily due to a decrease in the commercial multi-line and multi-peril crop lines of business. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in force books of business. In addition, our growing agricultural insurance business is subject to fluctuating agricultural commodity prices and substantial seasonal fluctuations.

Individual Risk Segment Underwriting Results – Our Individual Risk segment incurred an underwriting loss of $13.0 million in the third quarter of 2008, compared to underwriting income of $17.8 million in the third quarter of 2007, a decrease of $30.7 million, which was principally driven by hurricanes Gustav and Ike which negatively impacted underwriting income by $39.7 million in the quarter. Partially offsetting the higher net claims and claim expenses from the hurricanes was a decrease in acquisition expenses. Acquisition expenses decreased in the third quarter of 2008, compared to the third quarter of 2007 principally due to an increase in the proportion of net premiums earned from the Company’s multi-peril crop insurance line of business, as the multi-peril crop insurance line of business currently has a lower net acquisition expense ratio and higher net claims and claim expense ratio than the other lines of business within the Individual Risk segment. In the third quarter of 2008, our Individual Risk segment generated a net claims and claim expenses ratio of 87.1%, an underwriting expense ratio of 23.0% and a combined ratio of 110.1%, compared to 51.7%, 34.1% and 85.8%, respectively, in the third quarter of 2007. The combined ratio of 110.1% for the third quarter of 2008 was 24.3 percentage points higher than the third quarter of 2007. The increase in the combined ratio was due primarily to net claims and claim expenses incurred from hurricanes Gustav and Ike which increased our Individual Risk segment’s combined ratio by 30.2 percentage points in the third quarter of 2008, as detailed in the table below.

	Three months ended September 30, 2008
	Individual Risk
(in thousands of U.S. dollars)	Gustav	Ike	Total
Net claims and claim expenses incurred	$(10.0)	$(24.6)	$(34.6)
Net reinstatement premiums earned	—	(5.1)	(5.1)
Lost profit commissions	—	—	—

Net impact on underwriting result	$(10.0)	$(29.7)	$(39.7)

Impact on combined ratio	7.8%	22.7%	30.2%

Our Individual Risk segment prior year reserves experienced $5.4 million of favorable development in the third quarter of 2008 compared to $4.4 million of favorable development in the third quarter of 2007.

As discussed below under “Reserves for Claims and Claim Expenses”, the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our multi-peril crop insurance business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management's estimates are subject to significant variability based on factors such as whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season, as well as what commodity prices are at the end of the policy period. In addition, management has to estimate which losses will be ceded to the Federal Crop Insurance Corporation. Our estimate of net claims and claim expenses incurred for the multi-peril crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Three months ended September 30,	2008	2007
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$52,087	$42,429
Short term investments	9,990	33,108
Other investments
Hedge funds and private equity investments	(15,080)	16,978
Other	(30,306)	2,775
Cash and cash equivalents	1,956	2,919

	18,647	98,209
Investment expenses	(2,880)	(2,615)

Net investment income	$15,767	$95,594

Net investment income for the third quarter of 2008 was $15.8 million, compared to $95.6 million for the same quarter in 2007, a decrease of $79.8 million, primarily as a result of lower returns in our investment portfolio. Net investment income from other investments incurred a net investment loss of $45.4 million in the third quarter of 2008 compared with $19.8 million of net investment income in the third quarter of 2007, a decrease of $65.1 million. Included in the net investment loss from other investments is a $15.1 million loss from hedge funds and private equity investments in the third quarter of 2008 compared to $17.0 million of net investment income in the third quarter of 2007, a decrease of $32.1 million. Also included in net investment loss from other investments is a $30.3 million loss related primarily to senior secured bank loan funds and non-U.S. fixed income funds compared to $2.8 million of net investment income in the third quarter of 2007, a decrease of $33.1 million. The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, our private equity partnership valuations are generally reported on a quarter lag, subject to adjustment. This quarter, due to the turmoil in the financial markets, a review of our reported valuations resulted in additional negative returns being reported for our private equity portfolio. Some of our other fund investments may be reported on a one month lag, subject to adjustment.

Net investment income from fixed maturity investments available for sale increased $9.7 million to $52.1 million in the third quarter of 2008, compared to $42.4 million in the third quarter of 2007. Net investment income from short term investments decreased $23.1 million in the third quarter of 2008 to $10.0 million from $33.1 million in the third quarter of 2007, principally due to a decrease in the average balances of short term investments, due in part to the Company’s common share repurchases.

Net Realized Investment (Losses) Gains

Three months ended September 30,	2008	2007
(in thousands of U.S. dollars)
Gross realized gains	$20,007	$7,527
Gross realized losses	(8,809)	(1,613)
Other than temporary impairments	(98,808)	(4,322)

Net realized investment (losses) gains	$(87,610)	$1,592

Net realized investment losses totaled $87.6 million in the third quarter of 2008 and includes $98.8 million of other than temporary impairment charges related to fixed maturity investments available for sale, compared to other than temporary impairment charges of $4.3 million, in the third quarter of 2007. Credit-related other than temporary impairment charges totaled $7.2 million and $nil for the third quarters of 2008 and 2007, respectively. The credit-related other than temporary impairment charges in the third quarter of 2008, which includes impairments for which the Company believes it will not be able to recover the full principal amount if held to maturity, were principally driven by our direct holdings of fixed maturity securities issued by Lehman Brothers Holdings Inc. and its subsidiaries (“Lehman Brothers”). The Company has insignificant direct holdings of fixed maturity securities issued by American International Group, Inc. and its subsidiaries (“AIG”) and Washington Mutual, Inc. and its subsidiaries (“WaMu”). The Company has no direct exposure to preferred or common shares issued by Lehman Brothers, AIG, WaMu, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company had no fixed maturity investments available for sale in an unrealized loss position at September 30, 2008.

Equity in Earnings (Losses) of Other Ventures

Three months ended September 30,	2008	2007
(in thousands of U.S. dollars)
Top Layer Re	$2,431	$4,093
Starbound II	777	1,057
ChannelRe	—	(30,568)
Tower Hill and Tower Hill Companies	(832)	1,131
Other	(43)	301

Total equity in earnings (losses) of other ventures	$2,333	$(23,986)

Equity in earnings of other ventures in the third quarter of 2008 principally represents our pro-rata share of the net income (loss) from our investments in our joint ventures Top Layer Re, Starbound II, ChannelRe and Tower Hill. Equity in earnings of other ventures generated $2.3 million in income in the third quarter of 2008, compared to a loss of $24.0 million in the third quarter of 2007. The increase is primarily due to the absence of any additional unrealized mark-to-market losses related to ChannelRe, since ChannelRe is in a negative shareholders’ equity position, and consequently, our investment in ChannelRe continues to be carried at $nil. Until such time as ChannelRe’s shareholders’ equity is positive, we will not record any equity in earnings in our investment in ChannelRe. It is possible that with the adoption of FAS 157, that in future periods the nonperformance risk or own credit risk portion of ChannelRe’s mark-to-market on its financial guaranty contracts accounted for as derivatives under GAAP may increase, or that the underlying mark-to-market on ChannelRe’s financial guaranty contracts accounted for as derivatives under GAAP may decrease, or both, which could result in ChannelRe returning to a positive equity position, at which time we would then record our share of ChannelRe’s net income, subject to impairment, or our share of ChannelRe’s net loss. The equity pick-up for our earnings in ChannelRe and Tower Hill is recorded one quarter in arrears. Due to market conditions, the Company elected not to participate in a new fully collateralized joint venture in 2008, such as Starbound in 2006 and Starbound II in 2007.

On July 1, 2008, the Company, through its venture’s unit, invested $50.0 million in the Tower Hill Companies representing a 25.0% equity ownership. Included in the purchase price was $40.0 million of other intangibles and $7.8 million of goodwill, which in accordance with generally accepted accounting principles, are recorded as “Investments in other ventures, under equity method” rather than “Goodwill and other intangibles” on the Company’s consolidated balance sheet. The Company’s share of the equity in earnings of the Tower Hill Companies is recorded one quarter in arrears, therefore no earnings from the Tower Hill Companies were recorded in the third quarter of 2008.

Other Income (Loss)

Three months ended September 30,	2008	2007
(in thousands of U.S. dollars)
Mark-to-market on Platinum warrants	$5,538	$742
Catastrophe-linked securities	1,424	1
Fee income	3	5,818
Weather trading	(589)	(1,265)
Assumed and ceded reinsurance contracts accounted for at fair value or as deposits	(1,847)	(11,611)
Weather-related and loss mitigation	(3,070)	(5,585)
Other items	799	1,892

Total other income (loss)	$2,258	$(10,008)

In the third quarter of 2008, we generated other income of $2.3 million compared to $10.0 million of other loss in the third quarter of 2007. The increase in other income was primarily due to a $9.8 million decrease in losses from assumed and ceded reinsurance contracts accounted for at fair value or as deposits due to the expiration and non-renewal of several of the contracts and partially offset by a decrease in fee income due to the expiration of our prior services agreement with Platinum. The fair value of our warrant to purchase 2.5 million shares of Platinum common stock increased $5.5 million during the third quarter as a result of an increase in the common share price of Platinum. The weather-trading activities in which we engage are both seasonal and volatile, and there is no assurance that the current quarter’s performance will be indicative of future periods.

Other Items

Interest expense decreased by $1.8 million to $5.4 million in the third quarter of 2008, compared to $7.2 million in the third quarter of 2007. The decrease in interest expense was primarily due to a lower average interest rate on the floating rate DaVinciRe debt during the third quarter of 2008 compared to the third quarter of 2007 and lower average interest rates on the $150.0 million borrowed under the revolving credit facility compared to the 7.0% Senior Notes which came due and were paid in full on July 15, 2008.

Minority interest decreased $135.8 million to $92.0 million of income in the third quarter of 2008, compared to $43.8 million of expense in the third quarter of 2007. The decrease in minority interest is due to DaVinciRe’s net loss in the third quarter of 2008 as a result of an increase in net claims and claim expenses incurred from hurricanes Gustav and Ike, compared to net income in the third quarter of 2007. Our ownership of DaVinciRe was 22.8% in the third quarter of 2008 compared to 20.5% in the third quarter of 2007.

Income tax expense decreased by $0.6 million to a benefit of $0.5 million in the third quarter of 2008 compared to $0.1 million of tax expense in the third quarter of 2007, due to a taxable loss from our U.S. operations during the third quarter of 2008 compared to taxable income in the same quarter in 2007.

SUMMARY OF RESULTS OF OPERATIONS

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Summary Overview

Nine months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,574,419	$1,687,410	$(112,991)
Net premiums written	1,211,546	1,330,032	(118,486)
Net premiums earned	1,064,829	1,088,129	(23,300)
Net claims and claim expenses incurred	731,720	416,546	315,174
Underwriting income	84,934	402,449	(317,515)
Net investment income	106,955	321,749	(214,794)
Net realized losses on investments	(122,441)	(5,889)	(116,552)
Net income available to common shareholders	41,912	507,371	(465,459)
Net income available to common shareholders per common share - diluted	$0.65	$7.02	$(6.37)
Net claims and claim expense ratio - current accident year	81.0%	49.9%	31.1%
Net claims and claim expense ratio - prior accident years	(12.3)%	(11.6)%	(0.7)%
Net claims and claim expense ratio - calendar year	68.7%	38.3%	30.4%
Underwriting expense ratio	23.3%	24.7%	(1.4)%
Combined ratio	92.0%	63.0%	29.0%

At September 30, 2008 and December 31, 2007	September 30, 2008	December 31, 2007	Change	% Change
Book value per common share	$38.94	$41.03	$(2.09)	(5.1)%
Accumulated dividends per common share	7.69	7.00	0.69	9.9%

Book value per common share plus accumulated dividends	$46.63	$48.03	$(1.40)	(2.9)%

Net income available to common shareholders was $41.9 million in the first nine months of 2008, compared to $507.4 million in the first nine months of 2007, a decrease of $465.5 million. Net income available to common shareholders per common share – diluted was $0.65 for the first nine months of 2008, compared to $7.02 in the first nine months of 2007. The decrease in net income available to common shareholders was primarily the result of:

•	$276.0 million of net negative impact from hurricanes Gustav and Ike, which occurred in the third quarter of 2008;

•

a decrease in net investment income of $214.8 million due primarily to lower total returns on our investment portfolio and partially impacted by lower average invested assets in our fixed maturity investments available for sale and short term investments;

•

a $116.6 million increase in net realized losses on investments due primarily to other than temporary impairment charges as a result of widening credit spreads during 2008 due to the turmoil in the financial and capital markets; and partially offset by

•

an increase in equity in earnings (losses) of other ventures, under equity method of $17.1 million due to $36.0 million of unrealized losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP recorded in the first nine months of 2007, not recurring in the first nine months of 2008.

In the first nine months of 2008, we generated $84.9 million of underwriting income, compared to $402.4 million in the first nine months of 2007, a decrease of $317.5 million. The decrease in underwriting income was principally driven by a $315.2 million increase in net claims and claim expenses incurred, which as discussed below includes $458.8 million in net claims and claim expenses from hurricanes Gustav and Ike, and a $23.3 million reduction in net premiums earned. We had a combined ratio of 92.0%, a net claims and claim expense ratio of 68.7% and an underwriting expense ratio of 23.3%, in the first nine months of 2008, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 63.0%, 38.3% and 24.7%, respectively, in the first nine months of 2007.

As discussed above, we recorded an overall net negative impact of $276.0 million from hurricanes Gustav and Ike in the third quarter of 2008. Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and minority interest. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Following is supplemental financial data regarding the net financial statement impact on our results for the first nine months of 2008 due to hurricanes Gustav and Ike:

	Nine months ended September 30, 2008
(in thousands of U.S. dollars)	Gustav	Ike	Total
Net claims and claim expenses incurred	$(80.3)	$(378.5)	$(458.8)
Net reinstatement premiums earned	12.3	31.6	43.9
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	(69.9)	(349.7)	(419.6)
Minority interest - DaVinciRe	25.3	118.3	143.6

Net negative impact	$(44.6)	$(231.4)	$(276.0)

Impact on combined ratio	6.7%	34.1%	41.4%

Included in underwriting income in the first nine months of 2007, was $102.2 million of net negative impact from European windstorm Kyrill (“Kyrill”) and the U.K. flood losses which occurred in the first nine months of 2007. Information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. The net negative impact from Kyrill and the U.K. floods is all attributable to the Company’s Reinsurance segment.

Net claims and claim expenses incurred increased by $315.2 million to $731.7 million in the first nine months of 2008 compared to $416.5 million in the first nine months of 2007, due to a $319.4 million increase in current accident year losses. The increase in current accident year losses was principally due to hurricanes Gustav and Ike as detailed in the above table, compared to the first nine months of 2007 where we were impacted by losses associated with Kyrill and the U.K. floods.

Book value per common share decreased $2.09 to $38.94 at September 30, 2008, compared to $41.03 at December 31, 2007, a decrease of 5.1%. Book value per common share plus accumulated dividends decreased $1.40 to $46.63 at September 30, 2008, compared to $48.03 at December 31, 2007. The 2.9% decrease in book value per share plus accumulated dividends was driven by our net income attributable to common shareholders of $41.9 million, less $43.7 million of common dividends in the first nine months of 2008 and was also negatively impacted by $428.4 million of common share repurchases. Common shares outstanding decreased to 61.4 million at September 30, 2008 from 68.9 million at December 31, 2007 due to the aforementioned share repurchases.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the nine months ended September 30, 2008 and 2007:

Reinsurance segment overview

Nine months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$1,100,984	$1,263,727	$(162,743)

Net premiums written	$825,336	$995,686	$(170,350)

Net premiums earned	709,571	723,286	(13,715)
Net claims and claim expenses incurred	490,757	221,990	268,767
Acquisition expenses	78,495	86,411	(7,916)
Operational expenses	64,497	50,943	13,554

Underwriting income	$75,822	$363,942	$(288,120)

Net claims and claim expenses incurred - current accident year	$582,624	$317,718	$264,906
Net claims and claim expenses incurred - prior accident years	(91,867)	(95,728)	3,861

Net claims and claim expenses incurred - total	$490,757	$221,990	$268,767

Net claims and claim expense ratio - current accident year	82.1%	43.9%	38.2%
Net claims and claim expense ratio - prior accident years	(12.9)%	(13.2)%	0.3%

Net claims and claim expense ratio - calendar year	69.2%	30.7%	38.5%
Underwriting expense ratio	20.1%	19.0%	1.1%

Combined ratio	89.3%	49.7%	39.6%

(1)	Reinsurance gross premiums written includes $5.9 million and $39.6 million of premiums assumed from the Individual Risk segment for the nine months ended September 30, 2008 and 2007, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $162.7 million, or 12.9%, to $1,101.0 million in the first nine months of 2008, compared to $1,263.7 million in the first nine months of 2007. Our catastrophe premiums decreased $43.9 million, or 4.3%, from the first nine months of 2007 and our specialty reinsurance premiums decreased $118.9 million, or 47.6%, from the first nine months of 2007. Our Reinsurance segment gross premiums written include $49.0 million of reinstatement premiums written during the third quarter of 2008 as a result of hurricanes Gustav and Ike and was all attributable to the catastrophe unit. The decrease in our catastrophe and specialty premiums was primarily due to the then softening market conditions which resulted in lower premium rates on business written during the quarter. The decrease in our specialty reinsurance premiums was also impacted by one large catastrophe exposed personal lines quota share contract which generated $24.8 million in gross premiums written in the first nine months of 2008 compared to $80.5 million in the first nine months of 2007, a decrease of $55.7 million. Our underwriters elected to non-renew certain contracts and programs where the pricing and/or terms had deteriorated to levels that were unattractive, all principally driven by the then softening market following the low level of insured catastrophe losses occurring during 2007 and 2006. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $75.8 million of underwriting income in the first nine months of 2008, compared to $363.9 million in the first nine months of 2007, a decrease of $288.1 million. The decrease in underwriting income was primarily due to the increase in net claims and claim expenses as a result of hurricanes Gustav and Ike as detailed in the table below.

	Nine months ended September 30, 2008
	Reinsurance
(in thousands of U.S. dollars)	Gustav	Ike	Total
Net claims and claim expenses incurred	$(70.3)	$(353.9)	$(424.2)
Net reinstatement premiums earned	12.3	36.7	49.0
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	$(59.9)	$(320.0)	$(379.9)

Impact on combined ratio	8.8%	48.1%	58.3%

In the first nine months of 2008, our Reinsurance segment generated a net claims and claim expenses ratio of 69.2%, an underwriting expense ratio of 20.1% and a combined ratio of 89.3%, compared to 30.7%, 19.0% and 49.7%, respectively, in the first nine months of 2007. Current accident year losses of $582.6 million in the first nine months of 2008 were up $264.9 million from $317.7 million in the first nine months of 2007 due to hurricanes Gustav and Ike generating $70.3 million and $353.9 million, respectively, in current accident year losses during the first nine months of 2008. Hurricanes Gustav and Ike added 58.3 percentage points to the Reinsurance segment combined ratio during the first nine months of 2008. In the first nine months of 2008 and 2007, we experienced favorable development on prior year reserves of $91.9 million and $95.7 million, respectively. The favorable development in the first nine months of 2008 was primarily related to specific events in the Company’s catastrophe unit, including the 2007 flooding in the U.K., hurricane Dean from the third quarter of 2007 and a 2005 accident year industrial catastrophe loss, combined with lower than expected claims emergence on a number of small catastrophe events from the 2007 and 2006 accident years. The favorable development in the first nine months of 2007 was the result of lower than expected claims emergence in the Company’s catastrophe and specialty reinsurance units.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $38.5 million and $20.0 million for the first nine months of 2008 and 2007, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 5.4% and 2.8% for the first nine months of 2008 and 2007, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $64.6 million and $56.6 million for the first nine months of 2008 and 2007, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the nine months ended September 30, 2008 and 2007:

Catastrophe overview

Nine months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$614,124	$665,211	$(51,087)
DaVinci	355,940	348,708	7,232

Total property catastrophe gross premiums written (1)	$970,064	$1,013,919	$(43,855)

Net premiums written	$694,416	$745,878	$(51,462)

Net premiums earned	555,446	557,422	(1,976)
Net claims and claim expenses incurred	449,156	158,667	290,489
Acquisition expenses	43,800	59,396	(15,596)
Operational expenses	49,920	37,284	12,636

Underwriting income	$12,570	$302,075	$(289,505)

Net claims and claim expenses incurred - current accident year	$497,005	$190,661	$306,344
Net claims and claim expenses incurred - prior accident years	(47,849)	(31,994)	(15,855)

Net claims and claim expenses incurred - total	$449,156	$158,667	$290,489

Net claims and claim expense ratio - current accident year	89.5%	34.2%	55.3%
Net claims and claim expense ratio - prior accident years	(8.6)%	(5.7)%	(2.9)%

Net claims and claim expense ratio - calendar year	80.9%	28.5%	52.4%
Underwriting expense ratio	16.8%	17.3%	(0.5)%

Combined ratio	97.7%	45.8%	51.9%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $5.9 million and $39.6 million for the nine months ended September 30, 2008 and 2007, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first nine months of 2008, our property catastrophe gross premiums written decreased by $43.9 million, or 4.3%, to $970.1 million, compared to the first nine months of 2007. The decrease in our catastrophe premiums was primarily due to softening market conditions which resulted in lower premium rates on business written during the first nine months of 2008. Our underwriters elected to non-renew certain contracts and programs where the pricing and/or terms had deteriorated to levels that were unattractive, all principally driven by the then softening market following the low level of insured catastrophe losses occurring during 2007 and 2006. Offsetting the softening market conditions during the first nine months of 2008 was $49.0 million of reinstatement premiums written during the third quarter of 2008 as a result of hurricanes Gustav and Ike.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $12.6 million of underwriting income in the first nine months of 2008, compared to $302.1 million in the first nine months of 2007, a decrease of $289.5 million. The decrease in underwriting income in the first nine months of 2008 was primarily due to an increase in net claims and claim expenses incurred of $290.5 million and an increase in operational expenses of $12.6 million, partially offset by a decrease in acquisition expenses of $15.6 million. The decrease in acquisition expenses is primarily due to an increase in fee income and profit commissions on joint ventures and specialized quota share cessions in our book of business as noted above under “Reinsurance Segment Underwriting Results”. In the first nine months of 2008, our catastrophe unit generated a net claims and claim expense ratio of 80.9%, an underwriting expense ratio of 16.8% and a combined ratio of 97.7%, compared to 28.5%, 17.3% and 45.8%, respectively, in the first nine months of 2007. Current accident year losses of $497.0 million were up $306.3 million from $190.7 million in the first nine months of 2007, principally due to hurricanes Gustav and Ike as detailed in the table below.

	Nine months ended September 30, 2008
	Catastrophe
(in thousands of U.S. dollars)	Gustav	Ike	Total
Net claims and claim expenses incurred	$(70.3)	$(353.9)	$(424.2)
Net reinstatement premiums earned	12.3	36.7	49.0
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	$(59.9)	$(320.0)	$(379.9)

Impact on combined ratio	11.1%	61.8%	75.2%

Included in current accident year losses for the first nine months of 2007 were losses relating to the U.K. flooding and hurricane Dean. Hurricanes Gustav and Ike added 75.2 percentage points to the catastrophe unit’s combined ratio for the first nine months of 2008. We experienced $47.8 million of favorable development on prior year reserves in the first nine months of 2008, primarily due to lower than expected claims emergence on the 2007 U.K. floods, hurricane Dean from the third quarter of 2007, a 2005 accident year industrial catastrophe loss and a number of small catastrophe events from the 2007 and 2006 accident years. During the first nine months of 2007, we experienced $32.0 million of favorable development on prior year reserves primarily related to a reduction in the estimated ultimate losses of some relatively small U.S. catastrophes occurring in the 2006 accident year.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the nine months ended September 30, 2008 and 2007:

Specialty overview

Nine months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$126,826	$240,384	$(113,558)
DaVinci	4,094	9,424	(5,330)

Total specialty gross premiums written	$130,920	$249,808	$(118,888)

Net premiums written	$130,920	$249,808	$(118,888)

Net premiums earned	154,125	165,864	(11,739)
Net claims and claim expenses incurred	41,601	63,323	(21,722)
Acquisition expenses	34,695	27,015	7,680
Operational expenses	14,577	13,659	918

Underwriting income	$63,252	$61,867	$1,385

Net claims and claim expenses incurred - current accident year	$85,619	$127,057	$(41,438)
Net claims and claim expenses incurred - prior accident years	(44,018)	(63,734)	19,716

Net claims and claim expenses incurred - total	$41,601	$63,323	$(21,722)

Net claims and claim expense ratio - current accident year	55.6%	76.6%	(21.0)%
Net claims and claim expense ratio - prior accident years	(28.6)%	(38.4)%	9.8%

Net claims and claim expense ratio - calendar year	27.0%	38.2%	(11.2)%
Underwriting expense ratio	32.0%	24.5%	7.5%

Combined ratio	59.0%	62.7%	(3.7)%

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2008, our specialty reinsurance gross premiums written decreased by $118.9 million, or 47.6%, to $130.9 million, compared to the first nine months of 2007. The decrease in our specialty reinsurance premiums was driven in part by softening market conditions which resulted in lower premium rates on business written during the first nine months of 2008. In addition, our specialty reinsurance premiums were also impacted by one large catastrophe exposed personal lines quota share contract which generated $24.8 million in gross premiums written in the first nine months of 2008 compared to $80.5 million in the first nine months of 2007, a decrease of $55.7 million. The first nine months of 2007 benefited from the assumed portfolio transfer in of this contract for the 2007 underwriting year which increased the gross premiums written in that period while the first nine months of 2008 were impacted by the portfolio transfer out of the 2007 contract, followed by an assumed portfolio transfer in of the 2008 contract on a lower premium base. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Specialty Reinsurance Underwriting Results – Our specialty reinsurance unit generated $63.3 million of underwriting income in the first nine months of 2008, compared to $61.9 million in the first nine months of 2007, an increase of $1.4 million, primarily due to a $21.7 million decrease in net claims and claim expenses incurred and partially offset by a $7.7 million increase in acquisition expenses and an $11.7 million decrease in earned premium. The increase in acquisition expenses is primarily attributable to the catastrophe exposed personal lines property quota share reinsurance contract discussed above, which has a higher acquisition expense ratio than our other specialty lines of business. The decrease in net premiums earned of $11.7 million was a result of lower gross premiums written, as discussed above, offset by the catastrophe exposed personal lines property quota share reinsurance contract noted above earning nine months of premium in the first nine months of 2008 compared to one month in the first nine months of 2007 (September 1, 2007 contract inception date). Current accident year losses of $85.6 million were down $41.4 million from $127.1 million in the first nine months of 2007 due primarily to one surety contract being reserved as a full limit loss in the first nine months of 2007 as well as a lower level of overall claims compared to 2007. During the first nine months of 2008, we experienced favorable development on prior year reserves of $44.0 million which was primarily driven by lower than expected reported claims on prior year reserves. During the first nine months of 2007, we experienced $63.7 million of favorable development on prior accident years primarily as a result of lower loss emergence than initially expected and a change to our initial expected loss ratios for two lines of business. In the first nine months of 2008, our specialty unit generated a net claims and claim expense ratio of 27.0%, an underwriting expense ratio of 32.0% and a combined ratio of 59.0%, compared to 38.2%, 24.5% and 62.7%, respectively, in the first nine months of 2007.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for our Individual Risk segment for the nine months ended September 30, 2008 and 2007:

Individual Risk segment overview

Nine months ended September 30,	2008	2007	Change
(in thousands of U.S. dollars, except ratios)
Multi-peril crop	$220,330	$150,112	$70,218
Commercial property	116,546	143,879	(27,333)
Commercial multi-line	92,856	130,582	(37,726)
Personal lines property	49,619	38,668	10,951

Gross premiums written	$479,351	$463,241	$16,110

Net premiums written	$386,210	$334,346	$51,864

Net premiums earned	$355,258	$364,843	$(9,585)
Net claims and claim expenses incurred	240,963	194,556	46,407
Acquisition expenses	75,777	100,546	(24,769)
Operational expenses	29,406	31,234	(1,828)

Underwriting income	$9,112	$38,507	$(29,395)

Net claims and claim expenses incurred - current accident year	$279,748	$225,207	$54,541
Net claims and claim expenses incurred - prior years	(38,785)	(30,651)	(8,134)

Net claims and claim expenses incurred - total	$240,963	$194,556	$46,407

Net claims and claim expense ratio - current accident year	78.7%	61.7%	17.0%
Net claims and claim expense ratio - prior accident years	(10.9)%	(8.4)%	(2.5)%

Net claims and claim expense ratio - calendar year	67.8%	53.3%	14.5%
Underwriting expense ratio	29.6%	36.1%	(6.5)%

Combined ratio	97.4%	89.4%	8.0%

Individual Risk Segment Gross Premiums Written – Premiums generated by our Individual Risk segment increased $16.1 million, or 3.5%, to $479.4 million in the first nine months of 2008 compared to the first nine months of 2007. The increase in gross premiums written was primarily due to an increase in premiums from our multi-peril crop insurance and partially offset by a decrease to our commercial property and commercial multi-line businesses. The $70.2 million increase in multi-peril crop insurance premium was principally driven by higher average agricultural commodity prices compared to 2007. The decrease in commercial property premium was principally driven by the termination of a commercial property quota share contract in the third quarter of 2007 and as a result we did not have gross premiums written from this contract in the first nine months of 2008. Net premiums written increased $51.9 million to $386.2 million in the first nine months of 2008, compared to the first nine months of 2007, primarily due to the increase in gross premiums written and a $35.8 million decrease in ceded premiums written. Our Individual Risk premiums can fluctuate significantly between quarters and between years depending upon the timing of the inception of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out of quota share reinsurance contracts of in force books of business. In addition, our growing agricultural insurance business is subject to fluctuating agricultural commodity prices and substantial seasonal fluctuations.

Individual Risk Segment Underwriting Results – Our Individual Risk segment generated $9.1 million of underwriting income in the first nine months of 2008, compared to $38.5 million in the first nine months of 2007, a decrease of $29.4 million. The decrease was due to a combination of a $46.4 million increase in net claims and claim expenses incurred and a $9.6 million decrease in net premiums earned and partially offset by a $24.8 million decrease in acquisition expenses. In the first nine months of 2008, our Individual

Risk segment generated a net claims and claim expense ratio of 67.8%, an underwriting expense ratio of 29.6% and a combined ratio of 97.4%, compared to 53.3%, 36.1% and 89.4%, respectively, in the first nine months of 2007. The decrease in the underwriting expense ratio was driven by the increase in the proportion of net premiums earned from our multi-peril crop insurance business, compared to our other lines of business, as the multi-peril crop insurance business has a lower net acquisition expense ratio than our other lines of business within the Individual Risk segment. The increase in the net claims and claim expense ratio is principally attributable to hurricanes Gustav and Ike, which added 11.0 percentage points to our combined ratio as detailed in the table below.

	Nine months ended September 30, 2008
	Individual Risk
(in thousands of U.S. dollars)	Gustav	Ike	Total
Net claims and claim expenses incurred	$(10.0)	$(24.6)	$(34.6)
Net reinstatement premiums earned	—	(5.1)	(5.1)
Lost profit commissions	—	—	—

Net impact on underwriting result	$(10.0)	$(29.7)	$(39.7)

Impact on combined ratio	2.8%	8.2%	11.0%

Our Individual Risk prior year reserves experienced favorable development of $38.8 million in the first nine months of 2008 compared to $30.7 million in the first nine months of 2007, which was primarily driven by better than expected claims emergence.

As discussed below under “Reserves for Claims and Claim Expenses”, the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our multi-peril crop insurance business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season, as well as what commodity prices are at the end of the policy period. In addition, management has to estimate which losses will be ceded to the Federal Crop Insurance Corporation. Our estimate of net claims and claim expenses incurred for the multi-peril crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Nine months ended September 30,	2008	2007
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$147,930	$132,446
Short term investments	41,124	90,426
Other investments
Hedge funds and private equity investments	(46,415)	80,642
Other	(32,884)	17,726
Cash and cash equivalents	5,900	7,506

	115,655	328,746
Investment expenses	(8,700)	(6,997)

Net investment income	$106,955	$321,749

Net investment income for the first nine months of 2008 was $107.0 million, compared to $321.7 million during the first nine months of 2007, a decrease of $214.8 million, as a result of lower returns in our investment portfolio. Net investment income from other investments incurred a net investment loss of $79.3 million in the first nine months of 2008 compared with $98.4 million of net investment income in the first nine months of 2007, a decrease of $177.7 million. Included in the net investment loss from other investments is a $46.4 million loss from hedge funds and private equity investments in the first nine months of 2008 compared to $80.6 million of net investment income in the first nine months of 2007, a decrease of $127.1 million. Also included in net investment loss from other investments in the first nine months of 2008 is a $32.9 million loss related primarily to senior secured bank loan funds and non-U.S. fixed income funds compared to $17.7 million of net investment income in the first nine months of 2007, a decrease of $50.6 million. The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, our private equity partnership valuations are generally reported on a quarter lag, subject to adjustment. This quarter, due to the turmoil in the financial markets, a review of our reported valuations resulted in additional negative returns being reported for our private equity portfolio. Some of our other fund investments may be reported on a one month lag, subject to adjustment.

Net investment income from fixed maturity investments available for sale increased $15.5 million to $147.9 million in the first nine months of 2008 compared to $132.4 million in the first nine months of 2007. Net investment income from short term investments decreased $49.3 million in the first nine months of 2008 to $41.1 million from $90.4 million in the third quarter of 2007, principally due to a decrease in the average balances of short term investments, due in part to share repurchases and a decrease in short term interest rates.

Net Realized Investment Losses

Nine months ended September 30,	2008	2007
(in thousands of U.S. dollars)
Gross realized gains	$58,885	$17,938
Gross realized losses	(30,563)	(5,835)
Other than temporary impairments	(150,763)	(17,992)

Net realized investment losses	$(122,441)	$(5,889)

Net realized investment losses totaled $122.4 million during the first nine months of 2008 and includes $150.8 million of other than temporary impairment charges related to fixed maturity investments available for sale, compared to $5.9 million and $18.0 million, respectively, in the first nine months of 2007. Credit-related other than temporary impairment charges totaled $7.2 million and $nil for the first nine months of 2008 and 2007, respectively. The credit-related other than temporary impairment charges in the first nine months of 2008, which includes impairments for which the Company believes it will not be able to recover the full principal amount if held to maturity, were principally driven by our direct holdings of fixed maturity securities issued by Lehman Brothers. The Company has insignificant direct holdings of fixed maturity securities issued by AIG and WaMu. The Company has no direct exposure to preferred or common shares issued by Lehman Brothers, AIG, WaMu, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company had no fixed maturity investments available for sale in an unrealized loss position at September 30, 2008.

Equity in Earnings (Losses) of Other Ventures

Nine months ended September 30,	2008	2007
(in thousands of U.S. dollars)
Top Layer Re	$9,067	$11,787
Starbound II	3,202	1,401
Tower Hill and Tower Hill Companies	1,385	1,463
ChannelRe	—	(20,550)
Other	(199)	2,289

Total equity in earnings (losses) of other ventures	$13,455	$(3,610)

Equity in earnings (losses) of other ventures in the first nine months of 2008 principally represents our pro-rata share of the net income from our investments in our joint ventures, Top Layer Re, Starbound II, Tower Hill and ChannelRe. Equity in earnings (losses) of other ventures generated $13.5 million in income in the first nine months of 2008, compared to a loss of $3.6 million in the first nine months of 2007. The increase is primarily due to the absence of any additional unrealized mark-to-market losses related to ChannelRe, since ChannelRe is in a negative shareholders’ equity position, and consequently, our investment in ChannelRe continues to be carried at $nil. Until such time as ChannelRe’s shareholders’ equity is positive, we will not record any equity in earnings in our investment in ChannelRe. It is possible that with the adoption of FAS 157, that in future periods the nonperformance risk or own credit risk portion of ChannelRe’s mark-to-market on its financial guaranty contracts accounted for as derivatives under GAAP may increase, or that the underlying mark-to-market on ChannelRe’s financial guaranty contracts accounted for as derivatives under GAAP may decrease, or both, which could result in ChannelRe returning to a positive equity position, at which time we would then record our share of ChannelRe’s net income, subject to impairment, or our share of ChannelRe’s net loss. The equity pick-up for our earnings in ChannelRe and Tower Hill is recorded one quarter in arrears. Due to market conditions, the Company elected not to participate in a new fully collateralized joint venture in 2008, such as Starbound in 2006 and Starbound II in 2007.

On July 1, 2008, the Company, through its venture’s unit invested $50.0 million in the Tower Hill Companies representing a 25.0% equity ownership. Included in the purchase price was $40.0 million of other intangibles and $7.8 million of goodwill and in accordance with generally accepted accounting principles are recorded as “Investments in other ventures, under equity method” rather than “Goodwill and other intangibles” on the Company’s consolidated balance sheet. The Company’s share of the equity in earnings of the Tower Hill Companies is recorded one quarter in arrears, therefore no earnings from the Tower Hill Companies were recorded in the third quarter of 2008.

Other Income (Loss)

Nine months ended September 30,	2008	2007
(in thousands of U.S. dollars)
Weather trading	$19,890	$(3,556)
Catastrophe-linked securities	2,760	13
Fee income	9	8,432
Mark-to-market on Platinum warrants	(2,374)	8,572
Assumed and ceded reinsurance contracts accounted for at fair value or as deposits	(6,022)	(25,640)
Weather-related and loss mitigation	(7,153)	(9,647)
Other items	3,136	4,117

Total other income (loss)	$10,246	$(17,709)

In the first nine months of 2008, we generated $10.2 million of other income compared to $17.7 million of other loss in the first nine months of 2007. The $28.0 million increase in other income was primarily due to a $23.4 million increase in net trading income from our weather trading activities and a $19.6 million decrease in other loss from our assumed and ceded reinsurance contracts accounted for at fair value or deposits, principally due to the expiration and non-renewal of several of the contracts. Partially offsetting these items was a decrease in fee income due to the expiration of our prior services agreement with Platinum and a $10.9 million negative impact on the fair value on our warrant to purchase 2.5 million shares of Platinum common stock as a result of a decrease in the common share price of Platinum. The weather-trading activities in which we engage are both seasonal and volatile, and there is no assurance that our performance year to date will be indicative of future periods.

Other Items

Interest expense decreased by $8.3 million to $18.1 million in the first nine months of 2008, compared to $26.4 million in the first nine months of 2007. The decrease in interest expense was primarily due to the redemption of the Company’s issued and outstanding 8.54% junior subordinated debentures underlying the 8.54% trust preferred capital securities of the Capital Trust during the first quarter of 2007 and a lower average interest rate on the floating rate DaVinciRe debt during the first nine months of 2008 compared to the first nine months of 2007 and lower average interest rates on the $150.0 million borrowed under the revolving credit facility compared to the 7.0% Senior Notes which came due and were paid in full on July 15, 2008.

Minority interest decreased $120.6 million to $10.3 million of income in the first nine months of 2008, compared to $110.3 million of expense in the first nine months of 2007. The decrease in minority interest is due to DaVinciRe’s net loss in the first nine months of 2008 as a result of an increase in net claims and claim expenses incurred from hurricanes Gustav and Ike, compared to net income in the third quarter of 2007. Our ownership of DaVinciRe was 22.8% during the first nine months of 2008 compared to 20.5% for the first nine months of 2007.

Income tax expense increased by $48 thousand in the first nine months of 2008 compared to the first nine months of 2007. During the first nine months of 2007, we maintained a valuation allowance with respect to our net deferred tax asset as a result of a history of unprofitable operations in the U.S., and as a result, our income tax expense was reduced in the first nine months of 2007 by a corresponding reduction in our net deferred tax asset valuation allowance. The valuation allowance was substantially reduced by the end of 2007 and as a result we did not have a similar reduction in our valuation allowance in the first nine months of 2008. Generally, we believe our U.S. operations will continue to generate taxable income in the future.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt, and to make dividend payments to our preference and common shareholders.

The payment of dividends by our U.S. and Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our U.S. and Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. At September 30, 2008, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.0 billion, and the amount of capital and surplus required to be maintained was $510.4 million. During the first nine months of 2008, Renaissance Reinsurance, DaVinciRe and Glencoe returned capital, which included dividends declared and return of capital, net of capital contributions received of $73.6 million, $nil and $200.5 million, respectively, compared with $399.8 million, $nil and $nil, respectively, during the first nine months of 2007.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At September 30, 2008, the statutory capital and surplus of Stonington was $130.0 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500.0 million revolving credit facility to meet additional liquidity and capital requirements. At September 30, 2008, the $150.0 million borrowed under this facility to pay at maturity our 7.0% Senior Notes which came due July 15, 2008, remains outstanding. See “Capital Resources” section below.

CASH FLOWS

Cash flows from operating activities in the first nine months of 2008 were $554.5 million, which principally consisted of our net income of $73.6 million, an increase of $288.1 million in our reserve for claims and claim expenses, net, an increase in reserves for unearned premiums of $194.3 million and an $85.4 million increase in reinsurance balances payable, partially offset by a $253.0 million increase in premiums receivable, among other items.

Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and recent occurrence of hurricanes Gustav and Ike during the third quarter of 2008 meaningful uncertainty remains regarding losses from these events and the Company’s actual ultimate net losses from these events may vary materially from preliminary estimates. As a result our cash flows from operations will be impacted accordingly. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at September 30, 2008, it is likely that we will experience a significant amount of paid claims in the remainder of 2008 and beyond which could reduce our cash flows from operations during those periods, perhaps significantly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at September 30, 2008 and December 31, 2007:

At September 30, 2008	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$272,682	$529,537	$293,315	$1,095,534
Specialty reinsurance	113,337	152,012	387,899	653,248

Total Reinsurance	386,019	681,549	681,214	1,748,782
Individual Risk	224,912	16,125	443,601	684,638

Total	$610,931	$697,674	$1,124,815	$2,433,420

At December 31, 2007
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$275,436	$287,201	$204,487	$767,124
Specialty reinsurance	109,567	93,280	448,756	651,603

Total Reinsurance	385,003	380,481	653,243	1,418,727
Individual Risk	237,747	10,359	361,663	609,769

Total	$622,750	$390,840	$1,014,906	$2,028,496

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the first nine months of 2008 and 2007, changes to prior year estimated claims reserves increased our net income by $130.7 million and $126.4 million, respectively.

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

We recorded $586.7 million of claims and claim expenses incurred in the third quarter of 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the United States in the third quarter of 2008. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

CAPITAL RESOURCES

Our total capital resources at September 30, 2008 and December 31, 2007 were as follows:

(in thousands of U.S. dollars)	At September 30, 2008	At December 31, 2007
Common shareholders’ equity	$2,391,241	$2,827,503
Preference shares	650,000	650,000

Total shareholders’ equity	3,041,241	3,477,503

7.0% Senior Notes	—	150,000
5.875% Senior Notes	100,000	100,000
DaVinciRe revolving credit facility - borrowed	200,000	200,000
DaVinciRe revolving credit facility - unborrowed	—	—
Revolving credit facility - borrowed	150,000	—
Revolving credit facility - unborrowed	350,000	500,000
Renaissance Trading credit facility - borrowed	—	1,951
Renaissance Trading credit facility - unborrowed	10,000	8,049

Total capital resources	$3,851,241	$4,437,503

In the first nine months of 2008, our capital resources decreased by $586.3 million, primarily due to $428.4 million of common share repurchases, the $150.0 million repayment of our 7.0% Senior Notes in July 2008 and $43.7 million of dividends on common shares and partially offset by our comprehensive income of $45.5 million.

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

In January 2003, we issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year, commencing August 15, 2003. The notes can be redeemed by us prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. RenaissanceRe was in compliance with the related covenants at September 30, 2008. In July 2001, we issued $150.0 million of 7.0% Senior Notes which came due July 15, 2008. The notes were paid at maturity on July 15, 2008 using existing capital resources, as discussed above in “Financial Condition”.

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. At September 30, 2008, the initial $100.0 million drawn in 2002 remained outstanding as did an additional borrowing of $100.0 million which was made during 2006. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 4.1% during the first nine months of 2008 and 6.0% during the first nine months of 2007. The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. At September 30, 2008, DaVinciRe was in compliance with the covenants under this agreement. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility.

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary Renaissance Investment Holdings Ltd. (“RIHL”). Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. On April 27, 2007, the reimbursement agreement was amended and restated to, among other things, (i) extend the term of the agreement to April 6, 2010; (ii) change the total commitment thereunder from $1.7 billion to $1.4 billion; (iii) provide for the potential increase of the total commitment to up to $1.8 billion if certain conditions are met; and (iv) increase the minimum net worth requirement with respect to DaVinci by $150.0 million to $300.0 million. At September 30, 2008, we had $854.2 million of letters of credit with effective dates on or before September 30, 2008 outstanding under the facility and total letters of credit outstanding under all facilities of $910.7 million.

Our subsidiary, Stonington, has provided letters of credit in the amount of $13.1 million to two counterparties which are secured by cash and eligible marketable securities. In connection with our Top Layer Re joint venture, we have committed $37.5 million of collateral to support a letter of credit and are obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

During August 2004, we amended and restated our committed revolving credit agreement to increase the facility from $400.0 million to $500.0 million, to extend the term to August 6, 2009 and to make certain other changes. The interest rates on this facility are based on a spread above LIBOR. On July 10, 2008, we borrowed $150.0 million available under this facility to pay at maturity our 7.0% Senior Notes which came due on July 15, 2008. At September 30, 2008, the $150.0 million borrowed under this facility remains outstanding. Interest rates on the facility are based on a spread above LIBOR, and averaged 3.4% during the first nine months of 2008 (nine months ended September 30, 2007 – nil%). As amended, the agreement contains certain financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the “Debt to Capital Ratio”) of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

In the fourth quarter of 2005 our consolidated joint venture, DaVinciRe, raised $320.6 million of equity capital. The capital was funded by new and existing investors, including $50.0 million contributed by us. In conjunction with the transaction, we modified the DaVinciRe shareholders agreement and provided new and existing shareholders with certain new rights. The second amended and restated shareholders agreement provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held. Any share repurchases are subject to certain limitations, as described in the second amended and restated shareholders agreement, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, if they desire to have DaVinciRe repurchase shares. The repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. Certain shareholders had put in repurchase notices on or before the March 1, 2008 repurchase notice date. The repurchase notice was for shares with a GAAP book value of $126.7 million at December 31, 2007. Such shares will be redeemed in the first quarter of 2009. We did not submit any of our shares for repurchase.

Effective January 1, 2008, as provided in the Shareholders Agreement, DaVinci repurchased 75,495 of its common shares at GAAP book value per share for $100.0 million. The amount paid in excess of par value was recorded as a reduction to additional paid-in capital. We continue to maintain majority voting control of DaVinciRe and, accordingly, will continue consolidating the results of DaVinciRe into the Company’s consolidated results of operations and financial position. Our economic ownership interest in DaVinciRe was 22.8% at September 30, 2008 compared to 20.5% at December 31, 2007.

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At September 30, 2008, $nil was outstanding under the facility.

SHAREHOLDERS’ EQUITY

In the first nine months of 2008, our consolidated shareholders’ equity decreased by $436.3 million to $3.0 billion at September 30, 2008, from $3.5 billion at December 31, 2007. The change in shareholders’ equity was primarily due to the repurchase of $428.4 million of our common stock, as well as $43.7 million of dividends paid to our common shareholders and partially offset by our comprehensive income of $45.5 million during the first nine months of 2008.

INVESTMENTS

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At September 30, 2008	At December 31, 2007
Fixed maturity investments available for sale, at fair value	$3,645,294	$3,914,363
Short term investments, at fair value	1,438,201	1,821,549
Other investments, at fair value	902,328	807,864

Total managed investments portfolio	5,985,823	6,543,776
Investments in other ventures, under equity method	117,789	90,572

Total investments	$6,103,612	$6,634,348

At September 30, 2008, our total investments decreased $530.7 million to $6.1 billion, compared to $6.6 billion at December 31, 2007. The decrease is primarily due to the sale of securities to repurchase our common shares as discussed under “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.”

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. Treasuries, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. At September 30, 2008, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2007 – AA), an average duration of 2.2 years (December 31, 2007 – 1.8 years) and an average yield to maturity of 5.0% (December 31, 2007 – 4.5%). The 0.5 percentage point increase in the average yield to maturity is primarily due to the overall increase in credit spreads during the nine months ended September 30, 2008.

Other Investments

The table below shows our portfolio of other investments:

(in thousands of U.S. dollars)	At September 30, 2008	At December 31, 2007
Private equity partnerships	$297,167	$301,446
Senior secured bank loan funds	272,752	158,203
Hedge funds	115,345	126,417
Non-U.S. fixed income funds	104,196	126,252
Catastrophe bonds	83,434	95,535
Miscellaneous other investments	29,434	11

Total other investments	$902,328	$807,864

The fair value of certain of our other investments is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of the investments are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the fund managers, our private equity partnership valuations are generally reported on a quarter lag, subject to adjustment. This quarter, due to the turmoil in the financial markets, a review of our reported valuations resulted in additional negative returns being reported for our private equity portfolio. Some of our other fund investments may be reported on a one month lag, subject to adjustment. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in a loss of $79.3 million for the nine months ending September 30, 2008, compared to $98.4 million of income for the nine months ending September 30, 2007. Of this amount, $104.0 million relates to net unrealized losses compared with $51.1 million of net unrealized gains for the nine months ended September 30, 2008 and 2007, respectively.

We have committed capital to private equity partnerships of $564.6 million, of which $330.0 million has been contributed at September 30, 2008.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2007 Annual Report on Form 10-K, as amended. These contractual obligations are considered by the Company when assessing its liquidity requirements. Contractual obligations at September 30, 2008 have not changed materially compared to December 31, 2007.

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

CURRENT OUTLOOK

General Economic Conditions

The United States and other markets around the world have been experiencing deteriorating economic conditions, including substantial and continuing financial market disruptions. If this trend in economic conditions continues or deteriorates further through 2008 and into 2009, we believe it would adversely affect the business environment in our principal markets, and accordingly could adversely affect demand for the products sold by us or our clients. In addition, during an economic downturn, our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, and others, would likely be increased. Moreover, our markets may experience increased inflationary conditions which would cause loss costs to increase.

Although we do not anticipate needing additional capital in the near term due to our strong current financial position, should the current financial market disruption continue, it could remain difficult for insurance industry participants to raise capital, when needed, on attractive terms or at all. Current conditions in the investment markets, the current interest rate environment and general economic conditions could continue to adversely affect our net investment income on our fixed income investments and our other invested assets. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Net investment income is an important contributor to the Company’s results of operations, and we currently expect the investment environment to remain challenging during the remainder of 2008 and into 2009. We expect the current volatile financial markets and challenging economic conditions to persist for some time and we are unable to predict with certainty at what time conditions might improve, or the pace or scale of any such improvement.

Market Conditions and Competition

The 2008 hurricane season, still underway, has proved to be an active year meteorologically, with the occurrence of two significant hurricanes, Gustav and Ike, as well as a number of smaller storms such as Dolly, Fay and Hanna making landfall in the United States. In addition, the dislocations in the investment markets have eroded the capital and surplus of many market participants. We believe these factors may contribute to changes in market conditions by increasing demand for insurance and reinsurance protection and other risk mitigation products, at a time when the supply of new capacity may be constrained. If the current disruption in the insurance marketplace continues through the remainder of 2008 and into 2009, there may be increased opportunity for new business, but competition for that new business may also be significant. In addition, while expectations for the pricing environment may improve, as result of these and other factors, our markets may also experience increased loss costs, which could result in somewhat reduced underwriting profitability for the industry overall. We believe that our strong relationships, and track record of superior claims paying and other client service, will enable us to compete robustly for the business we find attractive.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds such as the Florida Hurricane Catastrophe Fund (“FHCF”), or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time.

With respect to our Individual Risk segment, prior to recent developments in the financial markets and in our industry, we had expected to experience increasing competition for attractive new programs, and for the retention of our current programs. At this time, we believe it is possible that the increased pricing pressures we had been experiencing across many of the lines of individual risk business we write may also moderate as a result of the factors noted above, as well as the prospects for increased fragmentation amongst certain competitors and other market participants. Market conditions are fluid and evolving and we cannot assure you that pricing conditions in these markets will improve or that we will succeed in growing our business if they do. While we are seeing attractive new opportunities in our multi-peril crop insurance line of business, which now accounts for almost half of our gross premiums written in our Individual Risk segment, premiums in this line of business are inherently volatile as they are driven in part by commodity prices, which are subject to significant short and long term price changes. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships and seek to respond quickly to potential growth opportunities, our in-depth due diligence process means that growth opportunities within this segment take time. We believe that we have established ourselves as an effective and creative, though disciplined, partner, and as a result we are presented with many of the more attractive opportunities to analyze and compete for.

We continue to expand the capabilities of our ventures unit to explore potential strategic investments and other opportunities. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. Among other things, we currently expect that the recent and continuing dislocation in the capital and credit markets may present potentially attractive investment and operational opportunities, particularly given our strong reputation, financial resources, and track record of effectively structuring investments and joint ventures.

Legislative and Regulatory Update

In January 2007, the State of Florida enacted legislation which increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida currently provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. Further, the legislation expanded the ability of Citizens Property Insurance Corporation (“Citizens”), a state-sponsored entity, to compete with private insurance companies, such as ours. During the second quarter of 2008, the Florida legislature considered but ultimately did not pass a bill that would have reduced the coverage currently provided by the FHCF from $28.0 to $25.0 billion. In addition, the Florida legislature did pass legislation (the “Florida Bill”) that, among other things, continued the freeze of Citizens’ rates until at least July 1, 2009 and capped increases for three years thereafter, revised aspects of the size and allocation of assessments and allowed Citizens to continue to insure homes worth over $1.0 million. In October 2008, the Advisory Council to the FHCF received a report analyzing the significant challenges the FHCF would face, in part in light of the ongoing global financial market dislocation, if required to fund a significant amount of its total potential financial obligations. A failure of the FHCF to honor its obligations would adversely impact the Florida market, and would pose meaningful challenges to the insurers who have purchased coverage from the FHCF, including many of our clients. In light of these issues, Florida stakeholders and policymakers are considering a number of reform initiatives, including a possible reduction in the current limits offered by the FHCF or possible increases in the premiums charged by the FHCF to Citizens and to private insurers. At this time, we can not estimate the likelihood that any reforms will be enacted into law, or if they are not, the impact on existing participants in the Florida market, including our clients and investees, on us directly, or on the private Florida insurance market generally.

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

Also in 2007, the U.S. House of Representatives approved another proposed bill, H.R. 3355, the “Homeowners’ Defense Act of 2007” co-sponsored by Reps. Ron Klein (D-FL) and Tim Mahoney (D-FL) (the “Klein-Mahoney Bill”). The Klein-Mahoney Bill contains two titles, one that would create a National Catastrophe Risk Consortium and one that would require the U.S. Treasury Department to establish a national homeowner’s insurance stabilization program. The National Catastrophe Risk Consortium program would allow multiple participating states to pool their respective catastrophic risk insurance or reinsurance wind pools or other residual markets amongst each other. The stabilization program would allow the Treasury Department to make below-cost loans to participating states or their reinsurance pools and/or residual markets.

In May 2008, in the context of considering renewal of NFIP, the Senate rejected an amendment analogous to the Taylor Amendment by a vote of 74-19; the Senate’s version of NFIP renewal then passed the Senate 92-6. Recently, however, Congress passed a short term renewal of NFIP and we currently expect debate on the next renewal to recommence in 2009. To date, neither the Taylor Amendment nor the Klein-Mahoney Bill has not been approved by the Senate. We can provide no assurance that this legislation or similar legislation will not be adopted. Passage of such legislation would adversely affect us, perhaps materially.

We are monitoring these developments carefully. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of certain specific catastrophe-exposed markets including Florida, developments in respect of any such potential federal legislation or the Florida legislation described above may have a disproportionate adverse impact on us compared to other market participants.

Congress has recently conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. On September 18, 2008, U.S. Rep. Richard Neal introduced one such proposal, H.R. 6969, a bill which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The bill, which has been referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined in reference to individual business lines). Other proposals relating to cross-border transactions, intangible products, or non-U.S. jurisdictions generally have been introduced in a number of Congressional committees. Enactment of such legislation, depending on the specific details, could adversely affect our financial results.

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

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	the inherent uncertainties in our reserving process, including those related to the 2005 and 2008 catastrophes, which uncertainties we believe are increasing as we diversify into new product classes;

•	risks associated with executing our strategy in our newer specialty reinsurance and Individual Risk businesses;

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

•

risks due to our dependence on a few insurance and reinsurance brokers for a large portion of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers, a trend which we believe has been accelerated by the contemplated merger of AON Corporation and Benfield Group Limited;

•

failures of our reinsurers, brokers, program managers or other counterparties to honor their obligations to us, including their obligations to make third-party payments for which we might be liable, the risk of which may be heightened during the current period of financial market dislocation;

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

•

risks that we may require additional capital in the future, in particular after a catastrophic event, which may not be available or may be available only on unfavorable terms, risks which we believe to be heightened during the current period of financial market dislocation;

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

•

extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients, the risk of which may be heightened during the current period of financial market dislocation;

•	acts of terrorism, war or political unrest;

•	possible challenges in maintaining our fee-based operations, including risks associated with retaining our existing partners and attracting potential new partners;

•	acquisitions or strategic investments that we have made or may make could turn out to be unsuccessful;

•

exposure to the sub-prime mortgage securities market, which has resulted in significant credit spread widening, prolonged illiquidity, reduced price transparency and increased volatility in the investments, capital and financial guaranty markets, as well as underwriting-related losses, the risk of which may be heightened during the current period of financial market dislocation; and

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

We continue to strive to comply with the settlement agreement with the SEC; however, it is possible that we will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant retained pursuant to the settlement agreement may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or any perception that we have failed to comply could adversely affect us, perhaps materially so.

The civil litigation between the SEC and James M. Stanard, the Company’s former Chairman and Chief Executive Officer, to which the Company is not a party, went to trial in September 2008. The trial has concluded and the parties are awaiting a decision. Depending on the decision and whether or not an appeal is taken, this ongoing matter could give rise to additional costs, distractions, or impacts to our reputation.

As disclosed previously by the Company, in October 2006, Martin J. Merritt, our former controller, without admitting or denying the allegations in the SEC’s complaint against him, consented to a partial final judgment that permanently enjoins him from violating or aiding and abetting future violations of the federal securities laws and bars him from serving as an officer or director of a public company. In October 2008, also without admitting or denying the allegations in the SEC’s complaint, Mr. Merritt consented to the entry of a final consent judgment that requires him to pay a civil penalty of $50,000.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 20, 2008, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended September 30, 2008, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$458.2
July 1 - 31, 2008	1,644,872	$46.56	16,972	$46.62	1,627,900	$46.56	(75.8)
August 1 - 31, 2008	703	$50.92	703	$50.92	—	$—	—
September 1 - 30, 2008	7,301	$51.07	7,301	$51.07	—	$—	—

Total	1,652,876	$46.58	24,976	$48.04	1,627,900	$46.56	$382.4

Shares repurchased under the repurchase program during the three months ended September 30, 2008 were effected in open market transactions, including shares that were repurchased pursuant to a trading plan adopted by the Company under Rule 10b5-1, which the Company entered into on June 2, 2008 and which expired by its terms on August 4, 2008. In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

10.1	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: October 29, 2008