Form 10-K
period 2008-12-31
RENAISSANCERE HOLDINGS LTD
filed 2009-02-20
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Yes ☐    No ☒

The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2008 was $2,677.0 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

The number of Common Shares outstanding at February 11, 2009 was 61,500,840.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed in respect of our 2009 Annual General Meeting of Shareholders.

RENAISSANCERE HOLDINGS LTD.

PART I

Unless the context otherwise requires, references in this Form 10-K to “RenaissanceRe” or the “Company” mean RenaissanceRe Holdings Ltd. and its subsidiaries, which include, but are not limited to, the following entities named herein.

Agro National Inc. (“Agro National”)

Accurate Environmental Forecasting Inc. (“AEF”)

Glencoe Group Claims Management Inc. (“Glencoe Claims”)

Glencoe Group Holdings Ltd. (“Glencoe Group”)

Glencoe Insurance Ltd. (“Glencoe”)

Glencoe Specialty Holdings Inc. (“Glencoe Holdings”)

Glencoe Specialty Services Inc. (“Glencoe Specialty Services”)

Glencoe U.S. Holdings Inc. (“Glencoe U.S.”)

Lantana Insurance Ltd. (“Lantana”)

Renaissance Investment Holdings Ltd. (“RIHL”)

Renaissance Investment Management Company Limited. (“RIMCO”)

Renaissance Other Investments Holdings Ltd. (“ROIHL”)

Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”)

Renaissance Reinsurance of Europe (“Renaissance Europe”)

Renaissance Trading Ltd. (“RTL”)

Renaissance Underwriting Managers, Ltd. (“RUM”)

RenaissanceRe Capital Trust (“Capital Trust”)

RenaissanceRe Services Ltd. (“Renaissance Services”)

RenaissanceRe Ventures Ltd. (“Ventures”)

RenRe Investment Managers Ltd. (“RIM”)

RenTech U.S. Holdings Inc. (“RenTech”)

Starbound Reinsurance Ltd. (“Starbound Re”)

Starbound Reinsurance II Ltd. (“Starbound II”)

Stonington Insurance Company (“Stonington”)

Timicuan Reinsurance Ltd. (“Tim Re”)

Weather Predict Inc. (“Weather Predict”)

WeatherPredict Consulting Inc. (“WP Consulting”)

We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). The financial results of DaVinci and DaVinci’s parent company, DaVinciRe Holdings Ltd. (“DaVinciRe”), are consolidated in our financial statements. For your convenience, we have included a glossary beginning on page 54 of selected insurance and reinsurance terms. All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

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

•

risks associated with implementing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure necessary in respect of our more recent, new or proposed initiatives;

•

risks relating to adverse legislative developments including, the risk of new legislation in Florida continuing to expand the reinsurance coverages offered by the Florida Hurricane Catastrophe Fund (“FHCF”) and the insurance policies written by the state-sponsored Citizens Property Insurance Corporation (“Citizens”); failing to reduce such coverages or implementing new programs which reduce the size of the private market; and the risk that new, state based or federal legislation will be enacted and adversely impact us;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks relating to our strategy of relying on third party program managers, third party administrators, and other vendors to support our Individual Risk operations;

•

risks due to our dependence on a few insurance and reinsurance brokers for a large portion of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers, a trend which we believe has been accelerated by the recent merger of AON Corporation (“AON”) and Benfield Group Limited (“Benfield”);

•

the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our third party program managers or agents may elect not to continue or renew their programs with us;

•	the inherent uncertainties in our reserving process, including those related to the 2005 and 2008 catastrophes, which uncertainties we believe are increasing as we diversify into new product classes;

•

failures of our reinsurers, brokers, third party program managers or other counterparties to honor their obligations to us, including their obligations to make third party payments for which we might be liable, the risk of which may be heightened during the current period of financial market dislocation;

•

risks resulting from the fact that our portfolio of business continues to be increasingly characterized by a relatively small number of relatively large transactions with reinsurance clients, third party program managers or companies with whom we do business;

•

risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as the trend toward potentially significant global warming and other aspects of climate change which have the potential to adversely affect our business, or the ongoing financial crisis, which could cause us to underestimate our exposures and potentially adversely impact our financial results;

•

risks associated with a sustained weakness or weakening in business and economic conditions, specifically in the principal markets in which we do business, which may adversely affect the demand for our products and ultimately our business and operating results;

•

risks relating to continuing deterioration in the investment markets and current economic conditions which could adversely affect our net investment income and lead to investment losses, particularly with respect to our illiquid investments in asset classes experiencing significant volatility;

•

risks associated with highly subjective judgments, such as valuing our more illiquid assets, and determining the impairments taken on our investments, which could impact our financial position or operating results;

•

risks associated with our investment portfolio, including the risk that investment managers may breach our investment guidelines, or the inability of such guidelines to mitigate risks arising out of the ongoing financial crisis;

•

changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the ongoing financial crisis, both globally and in the U.S.;

•

we are exposed to counterparty credit risk, including with respect to reinsurance brokers, clients, agents, retrocessionaires, capital providers and parties associated with our investment portfolio, which risks we believe to be currently heightened as a result of the global economic downturn;

•	risks relating to the availability and collectability of third party reinsurance and other coverages purchased by our Reinsurance and Individual Risk operations;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	loss of services of any one of our key executive officers, or difficulties associated with the transition of new members of our senior management team;

•	a contention by the U.S. Internal Revenue Service that Renaissance Reinsurance, or any of our other Bermuda subsidiaries, is subject to U.S. taxation;

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

•

risks that we may require additional capital in the future, particularly after a catastrophic event or to support potential growth opportunities in our business, which may not be available or may be available only on unfavorable terms, risks which we believe to be heightened during the ongoing financial market crisis;

•	risks relating to failure to comply with covenants in our debt agreements;

•	risks relating to the inability of our operating subsidiaries to declare and pay dividends to the Company;

•	acquisitions or strategic investments that we have made or may make could turn out to be unsuccessful;

•

the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•

we operate in a highly competitive environment, which we expect to increase over time, including from the relatively new entrants formed following hurricane Katrina, from new competition from non-traditional participants as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products and as a result of consolidation in the (re)insurance industry;

•

risks arising out of possible changes in the distribution or placement of risks due to increased consolidation of clients or insurance and reinsurance brokers, or third party program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•

the risk that there could be regulations or legislative changes adversely impacting us, as a Bermuda-based company, relative to our competitors, or actions taken by multinational organizations having such an impact;

•

extraordinary events affecting our clients or brokers, such as bankruptcies and liquidations, and the risk that we may not retain or replace our large clients, the risk of which may be heightened during the ongoing financial market crisis;

•	acts of terrorism, war or political unrest;

•

risks relating to changes in regulatory regimes and/or accounting rules, such as the roadmap to International Financial Reporting Standards (“IFRS”), which could result in significant changes to our financial results; and

•	the risk that we could be deemed to have failed to comply with the terms of the Company’s settlement agreement, or otherwise to have cooperated, with the Securities and Exchange Commission (“SEC”).

The factors listed above should not be construed as exhaustive. Certain of these risk factors and others are described in more detail in “Item 1A. Risk Factors” below. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.    BUSINESS

GENERAL

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance coverages and related services. Through our operating subsidiaries, we seek to obtain a portfolio of reinsurance, insurance and financial risks in each of our businesses that are significantly better than the market average and produce an attractive return on equity. We accomplish this by leveraging our core capabilities of risk assessment and information management, and by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets. Overall, our strategy focuses on superior risk selection, marketing, capital management and joint ventures. We provide value to our clients and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure over time.

Our core products include property catastrophe reinsurance, which we write through our principal operating subsidiary Renaissance Reinsurance and joint ventures, principally DaVinci and Top Layer Re; specialty reinsurance risks written through Renaissance Reinsurance and DaVinci; and primary insurance and quota share reinsurance, which we write through the operating subsidiaries of the Glencoe Group. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and are building a unique franchise in the U.S. program business. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong relationships.

We conduct our business through two reportable segments, Reinsurance and Individual Risk. For the year ended December 31, 2008, our Reinsurance and Individual Risk segments accounted for approximately 66% and 34%, respectively, of our total consolidated gross premiums written. Our segments are more fully described in “Business Segments” below.

CORPORATE STRATEGY

We seek to generate long-term growth in tangible book value per common share plus accumulated dividends for our shareholders by pursuing the following strategic objectives:

•

Superior Risk Selection.    We seek to underwrite our reinsurance, insurance and financial risks through the use of sophisticated risk selection techniques, including computer models and databases, such as the Renaissance Exposure Management System (“REMS©”) and the Program Analysis Central Repository (“PACeR”). We pursue a disciplined approach to underwriting and only select those risks that we believe will produce an attractive return on equity, subject to prudent risk constraints.

•

Superior Marketing.    We believe our modeling and technical expertise, and the risk management advice that we provide to our clients, has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We seek to offer stable, predictable and consistent risk-based pricing and a prompt turnaround on our claims.

•

Superior Capital Management.    We generally seek to write as much attractively priced business as is available to us and then manage our capital accordingly. Accordingly, we generally seek to raise capital when we forecast an increased demand in the market, at times by accessing capital through joint ventures or other structures and seek to return capital to our shareholders or joint venture investors when the demand for our coverages appears to decline, and we believe a return of capital would be beneficial to our shareholders or joint venture investors.

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

We believe we are well positioned to fulfill these objectives by virtue of the experience and skill of our management team, our significant financial strength, and our strong relationships with brokers and clients. In addition, we believe our superior service, our proprietary modeling technology, and our extensive business relationships, which have enabled us to become a leader in the property catastrophe reinsurance market, will be instrumental in allowing us to achieve our strategic objectives. In particular, we believe our strategy, high performance and ethical culture, and commitment to our clients and joint venture partners permit us to differentiate ourselves by offering specialized services and products at times and in markets where capacity and alternatives may be limited.

BUSINESS SEGMENTS

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Financial data relating to our two segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our portfolio of business has continued to be increasingly characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 15% of our gross premiums written. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers. We believe that recent market dynamics, and trends in our industry in respect of potential future consolidation, have increased our exposure to the risks of broker, client and counterparty concentration.

The following table shows our total catastrophe and specialty reinsurance gross premiums written:

Year ended December 31,	2008	2007	2006
(in thousands)

Renaissance catastrophe premiums	$633,611	$662,987	$773,638
Renaissance specialty premiums	153,701	277,882	198,111

Total Renaissance premiums	787,312	940,869	971,749

DaVinci catastrophe premiums	361,010	340,117	325,476
DaVinci specialty premiums	6,069	9,434	23,938

Total DaVinci premiums	367,079	349,551	349,414

Total Reinsurance premiums	$1,154,391	$1,290,420	$1,321,163

Total specialty premiums (1)	$159,770	$287,316	$222,049

Total catastrophe premiums (2)	$994,621	$1,003,104	$1,099,114

(1)	Total specialty premiums written includes $nil, $0.4 million and $2.3 million of premiums assumed from our Individual Risk segment for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Total catastrophe premiums written includes $5.7 million, $37.0 million and $64.6 million of premiums assumed from our Individual Risk segment for the years ended December 31, 2008, 2007 and 2006, respectively.

Property Catastrophe Reinsurance

We believe we are one of the largest providers of property catastrophe reinsurance in the world, based on our total catastrophe premium. Our principal property catastrophe reinsurance products include catastrophe excess of loss reinsurance and excess of loss retrocessional reinsurance as described below:

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

Catastrophe-Linked Securities.    We also invest in catastrophe-linked securities (“cat-linked securities”). Cat-linked securities are generally privately placed fixed income securities as to which all or a portion of the repayment of the principal is linked to catastrophic events; for example, the occurrence of one or more hurricanes or earthquakes producing industry losses exceeding certain specified thresholds. We underwrite, model, evaluate and monitor these securities using the same tools and techniques used to evaluate our more traditional property catastrophe reinsurance business assumed. In addition, we may enter into derivative transactions, such as total return swaps, that are based on or referenced to underlying cat-linked securities. Based on an evaluation of the specific features of each cat-linked security, we account for these securities as reinsurance or at fair value, as applicable, in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, in future periods we may utilize the growing market for cat-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverage attractive.

We seek to moderate the volatility of our risk portfolio through superior risk selection, diversification and the purchase of retrocessional coverages and other protections. In furtherance of our strategy, we may increase or decrease our presence in the catastrophe reinsurance business based on market conditions and our assessment of risk-adjusted pricing adequacy. We frequently seek to purchase reinsurance or other protection for our own account to further reduce the financial impact that a large catastrophe or a series of catastrophes could have on our results.

As a result of our position in the market and reputation for superior customer service, we believe we have superior access to business we view as desirable compared to the market as a whole. As described above, we use our proprietary underwriting tools and guidelines to attempt to construct an attractive portfolio from these opportunities. We dynamically model policy submissions against our current in-force underwriting portfolio, comparing our estimate of the modeled expected returns of the contract against the amount of capital that we allocate to the contract, based on our estimate of its marginal impact on our overall risk portfolio. At times, our approach to portfolio management has resulted and may result in the future in our having a relatively large market share of catastrophe reinsurance exposure in a particular geographic region, such as Florida, or to a particular peril, such as U.S. hurricane risk, where we believe supply and demand characteristics promote our providing significant capacity, or where the risks or class of risks otherwise adds efficiency to our portfolio. Conversely, from time to time we may have a disproportionately low market share in certain regions or perils where we believe our capital would be less effectively deployed.

Specialty Reinsurance

We write a number of lines of reinsurance other than property catastrophe, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, catastrophe exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance, which we collectively refer to as specialty reinsurance. As with our catastrophe business, our team of experienced professionals seek to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.

We generally target lines of business where we believe we can adequately quantify the risks assumed and where potential losses could be characterized as low frequency and high severity, similar to our catastrophe reinsurance coverages. We also seek to identify market dislocations and write new lines of business whose risk and return characteristics are estimated to exceed our hurdle rates. We also seek to manage the correlations of this business with our overall portfolio, including our aggregate exposure to single and aggregated catastrophe events. We believe that our underwriting and analytical capabilities have positioned us well to manage this business.

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

We generally seek to write significant lines on our specialty reinsurance treaties. As a result of our financial strength, we have the ability to offer significant capacity and, for select risks, we have made available significant limits. We believe these capabilities, the strength of our specialty reinsurance underwriting team, and our demonstrated ability and willingness to pay valid claims are competitive advantages of our specialty reinsurance business.

Ventures

We pursue a number of other opportunities through our ventures unit, which has responsibility for managing our joint venture relationships, executing customized reinsurance transactions to assume or cede risk and managing certain investments directed at classes of risk other than catastrophe reinsurance.

Property Catastrophe Managed Joint Ventures.    We actively manage property catastrophe-oriented joint ventures, which provide us with an additional presence in the market, enhance client relationships and generate fee income. These joint ventures allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our joint ventures include Top Layer Re and DaVinci. RUM, a wholly owned subsidiary of the Company, acts as the exclusive underwriting manager for each of these joint ventures.

DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio and certain lines of specialty reinsurance such as terrorism and catastrophe exposed workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business that is underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinciRe and, accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our ownership in DaVinciRe was 22.8% and 20.5% at December 31, 2008 and 2007, respectively. On January 30, 2009, we purchased the shares of certain third party DaVinciRe shareholders for $145.5 million, less a $21.8 million reserve holdback. The purchase price was based on GAAP book value as of December 31, 2008. As a result of these purchases, our ownership interest in DaVinciRe increased to 37.6%. We expect our ownership in DaVinciRe to fluctuate over time.

Top Layer Re writes high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm Mutual Automobile Insurance Company (“State Farm”) and 50% by ROIHL, a wholly owned subsidiary of the Company. State Farm provides $3.9 billion of stop loss reinsurance coverage to Top Layer Re. We account for our equity ownership in Top Layer Re under the equity method of accounting and our proportionate share of its results are reflected in equity in (losses) earnings of other ventures in our consolidated statements of operations.

During 2007 and 2006, we participated in the formation of Starbound II and Starbound Re, respectively. These joint ventures provided capacity to the U.S. property catastrophe market, primarily for the 2007 and 2006 U.S. hurricane seasons, respectively. While these joint ventures were active we owned a minority interest share of the entities and accounted for them as investments in other ventures, under equity method. These joint ventures have subsequently terminated and have returned capital to the joint venture shareholders. Effective July 31, 2008 and August 31, 2007 we repurchased all of the issued and outstanding share capital of Starbound II and Starbound Re, respectively. We now account for these entities as consolidated subsidiaries.

In addition, in May 2006, the Company sold third-party capital in Tim Re, currently a wholly owned subsidiary, to provide additional capacity to accept property catastrophe excess of loss reinsurance business for the 2006 hurricane season, in return for a profit commission. In January 2007, the Company purchased all of the issued and outstanding equity securities of Tim Re. The Company accounts for Tim Re as a consolidated subsidiary.

Ventures works on a range of other customized reinsurance transactions. For example, we have participated, and continuously analyze other attractive opportunities to participate, in the market for cat-linked securities and derivatives. We also offer products through which we cede participations in the performance of our catastrophe reinsurance portfolio. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management objectives.

Strategic Investments.    Ventures also pursues strategic investments where, rather than assuming exclusive management responsibilities ourselves, we instead partner with other market participants. These investments are directed at classes of risk other than catastrophe, and at times may also be directed at non-insurance risks. We find these investments attractive both for their expected returns, and also because they provide us diversification benefits and information and exposure to other aspects of the market.

An example of these investments includes our investment in Tower Hill Insurance Group, LLC (“THIG”), Tower Hill Claims Services, LLC (“THCS”) and Tower Hill Claims Management, LLC (“THCM”) (collectively, the “Tower Hill Companies”), which operate primarily in the State of Florida. THIG is a managing general agency specializing in insurance coverage for site built and manufactured homes. THCS and THCM provide claim adjustment services through exclusive agreements with THIG. During the third quarter of 2008, we invested $50.0 million in the Tower Hill Companies, representing a 25.0% ownership interest, to expand our core platforms by obtaining ownership in an additional distribution channel for the Florida homeowners market and to enhance our relationships with other stakeholders.

Weather-Related Activities.    We undertake weather-related consulting and trading activities through our operating companies including Weather Predict, WP Consulting, AEF, RIM and RTL. Weather Predict, WP Consulting and AEF provide fee-based consulting services, sell weather-related information and forecasts, and engage in education, research and development, and loss mitigation activities, such as the RenaissanceRe Wall of Wind research facility located in southern Florida and the Stormstruck® interactive weather experience at the Walt Disney World® Resort in Florida. RTL sells certain financial products primarily to address weather risks, and engages in certain weather, energy and commodity derivatives trading activities. Principally through RTL, we expect that our participation will increase in the trading markets for securities and derivatives linked to energy, commodities, weather, other natural phenomena, and/or products or indices linked in part to such phenomena. As this unit grows, we are seeking to develop client and customer relationships, continuing to invest in operating and control environment systems and procedures, hire staff and develop and install management information and other systems. We are also taking numerous other steps to implement our strategies. Success in executing our strategies in respect of this unit requires us to develop new expertise in certain areas.

Business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of our investments, such as Top Layer Re, ChannelRe Holdings Ltd. (“ChannelRe”), Starbound II, Platinum Underwriters Holdings Ltd. (“Platinum”), our weather-related activities and other ventures are included in the “Other” category of our segment results.

Competition

The markets in which we operate are highly competitive, and we believe that competition is increasing and becoming more robust. With respect to our Reinsurance operations, we believe that our principal competitors include other companies active in the Bermuda market including Ace Limited (“Ace”), Allied World Assurance Company Ltd. (“Allied World”), Arch Capital Group (“Arch”), Axis Capital Holdings (“Axis”), Endurance Specialty Holdings Ltd. (“Endurance”), Everest Re Group Ltd. (“Everest Re”), IPC Holdings, Ltd. (“IPC”), Montpelier Re Holdings Ltd. (“Montpelier Re”), PartnerRe Ltd. (“Partner Re”), Platinum, Transatlantic Holdings Inc. (“Transatlantic”), Validus Holdings, Ltd. (“Validus”), White Mountains Insurance Group Ltd. (“White Mountains”) and XL Capital Ltd. (“XL”) We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc. (“AIG”), Berkshire Hathaway (“Berkshire”), Hannover Re, Munich Re Group and Swiss Re. As our business evolves over time we expect our competitors to change as well.

While their participation in the reinsurance market may be decreasing somewhat due to the current issues facing the capital and credit markets, hedge funds, investment banks, exchanges and other capital market participants have also shown increasing interest over the past several years in entering the reinsurance market. For example, over the last several years there has been substantial growth in financial products such as exchange traded catastrophe options, cat-linked securities, catastrophe-linked derivative agreements and other financial products, intended to compete with traditional reinsurance. We believe that competition from non-traditional sources such as these will continue to increase in the future. Many of these new competitors have greater financial, marketing and management resources than we do. In addition, the tax policies of the countries where our clients operate, as well as government sponsored or backed catastrophe funds, affect demand for reinsurance. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us when providing coverage.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our Individual Risk segment is managed by the Chief Executive Officer of the Glencoe Group. Our Individual Risk operations seek to identify and write classes of business which are attractively priced relative to the risk exposure and, particularly in the case of catastrophe-exposed risks, where our expertise in modeling, analytical tools and information systems may provide a competitive advantage.

The following table shows our Individual Risk gross premiums written by major type of business:

	2008		2007		2006
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Multi-peril crop	$272,559	46.4%	$178,728	32.1%	$129,908	18.9%
Commercial property	134,601	23.0	164,438	29.5	226,205	32.8
Commercial multi-line	119,987	20.4	162,422	29.2	229,079	33.2
Personal lines property	60,162	10.2	51,006	9.2	104,200	15.1

Total Individual Risk gross premiums written	$587,309	100.0%	$556,594	100.0%	$689,392	100.0%

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries:

•	Agro National – a managing general underwriter of multi-peril crop insurance that participates in the U.S. Federal government’s Multi-Peril Crop Insurance Program;

•	Glencoe – a Bermuda-domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 51 U.S. jurisdictions;

•	Lantana – a Bermuda-domiciled insurance company currently eligible as an excess and surplus lines carrier in 49 U.S. jurisdictions;

•	Stonington – a Texas domiciled insurance company that is licensed on an admitted basis in all 50 states and the District of Columbia; and

•	Stonington Lloyds Insurance Company (“Stonington Lloyds”) – a Texas domiciled Lloyds plan insurer.

Our principal contracts include insurance policies and quota share reinsurance with respect to risks including: 1) multi-peril crop, which includes multi-peril crop insurance, crop hail and other named peril agriculture risk management products; 2) commercial property, which principally includes catastrophe-exposed commercial property products; 3) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

Our Individual Risk business is produced primarily through four distribution channels:

1)	Wholly owned program manager – We write specialty lines primary insurance through a wholly owned specialized program manager;

2)	Third party program managers – We write specialty lines primary insurance through third party specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions;

3)	Quota share reinsurance – We write quota share reinsurance with primary insurers who produce business pursuant to agreed-upon underwriting guidelines and provide most back-office functions; and

4)	Broker-produced business – We write primary insurance produced through brokers on a risk-by-risk basis.

The following table shows the percentage of our Individual Risk gross premiums written by distribution channel:

	2008		2007		2006
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Program manager – wholly owned (1)	$272,559	46.4%	$178,728	32.1%	$129,908	18.9%
Program managers – third party	216,880	36.9	235,849	42.4	305,299	44.3
Quota share reinsurance	97,444	16.6	139,952	25.1	238,066	34.5
Broker-produced business	426	0.1	2,065	0.4	16,119	2.3

Total Individual Risk gross premiums written	$587,309	100.0%	$556,594	100.0%	$689,392	100.0%

(1)	Program manager – wholly owned represents Agro National which we acquired in an asset purchase on June 2, 2008. The table above is presented as if Agro National has been a wholly-owned subsidiary since the first period presented.

We seek to identify and do business with third party program managers and quota share reinsurance cedants whom we believe utilize superior underwriting methodologies. We rely on these third parties for services including policy issuance, premium collection, claims processing, and compliance with various state laws and regulations including licensing. We seek to work closely with these partners, attempting to employ our analytical methodologies and, where appropriate, our expertise in catastrophe risk, to arrive at adequate pricing for the risks being underwritten. We seek to structure these relationships to provide value to both parties and meaningful protections to us. Historically, our strategy relating to program manager relationships has been to pursue a relatively small number of relatively large relationships. Currently, we are investing in initiatives to strengthen our operating platform, enhance our internal capabilities, and expand the resources we commit to our Individual Risk operations. In furtherance of these initiatives, in 2008 we completed the acquisition of substantially all the net assets of Agro National, LLC and Claims Management Services, Inc. (“CMS”).

We actively oversee our third party relationships through an operations review team at Glencoe Specialty Services and through the use of proprietary tools such as PACeR. Our operations review team includes professionals from diverse disciplines including actuarial science, accounting, claims management, law, regulatory compliance and underwriting. This group assists with the initial due diligence as well as the ongoing monitoring of these third parties. Our ongoing monitoring includes periodic audits of our third party program managers and third party administrators. In addition, for our large third party program managers we maintain an employee in an underwriting capacity on-site at the program manager to oversee the program manager’s compliance with our prescribed underwriting guidelines. We generally seek to have contractual performance standards for each of our programs and third party administrators whose compensation is subject to adjustment based on meeting these standards. The program operations team audits compliance with our underwriting guidelines and contractually agreed operating guidelines and performance standards. The program operations team also seeks to ensure corrective action is taken quickly to resolve issues identified during the audit process.

Competition

In our Individual Risk business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation. Many of our Reinsurance segment competitors listed above also compete for the program business and quota share reinsurance we write within our Individual Risk segment. We believe that our principal competitors in the program business of our Individual Risk segment include operating subsidiaries of AIG, Arch, WR Berkley Corp. (“Berkley”), Berkshire, Endurance, Hannover Re and Zurich Financial Services Group (“Zurich”). In our Individual Risk business, we compete not only in respect of the insurance and reinsurance products we offer, but in respect of the contractual relationships with the third party program managers with whom we seek to partner. Increased competition in respect of our products could result in decreased premium rates, less attractive terms and conditions, and a decrease in our share of attractive programs. Increased competition in respect of our program manager partners, as to whom we are extremely selective and whose relationship we seek to tightly manage in a disciplined, consistent fashion, could result in less favorable terms and conditions in respect of our contractual arrangements with our partners, the loss of existing program manager relationships, or constrain our ability to add new relationships to our operations. In addition, there has been a growing trend of insurance and reinsurance companies acquiring third party program managers. Acquisitions of third party program managers with whom we do business by other insurance or reinsurance companies could result in us losing that program manager relationship. Any of the foregoing could adversely impact the growth and profitability of our Individual Risk segment.

RATINGS

Financial strength ratings are an important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. Over the last five years, we have received high claims-paying and financial strength ratings from A.M. Best Co. (“A.M. Best”), Standard & Poor’s Rating Agency (“S&P”), Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities.

Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the senior debt ratings of RenaissanceRe as of February 11, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – Credit Ratings” for information about recent ratings actions.

At February 11, 2009	A.M. Best	A.M. Best Financial Size Category	S&P	Moody’s	Fitch

REINSURANCE SEGMENT (1)
Renaissance Reinsurance	A+	XIV	AA-	A2	A
DaVinci	A	XII	A+	—	—
Top Layer Re	A+	VII	AA	—	—
Renaissance Europe	A+	XIV	AA-	—	—

INDIVIDUAL RISK SEGMENT (1)
Glencoe	A	XI	—	—	—
Stonington	A	XI	—	—	—
Stonington Lloyds	A	XI	—	—	—
Lantana	A	XI	—	—	—

RENAISSANCERE (2)	a-	—	A	Baa1	BBB+

(1)	The A.M. Best, S&P, Moody’s and Fitch ratings for the companies in the Reinsurance and Individual Risk segments reflect the insurer’s financial strength rating (see explanation of the rating levels below).

(2)	The A.M. Best, S&P, Moody’s and Fitch ratings for RenaissanceRe represent the credit ratings on its senior unsecured debt.

A.M. Best.    “A+” is the second highest designation of A.M. Best’s sixteen rating levels. “A+” rated insurance companies are defined as “Superior” companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. “A” is the third highest designation assigned by A.M. Best, representing A.M. Best’s opinion that the insurer has an excellent ability to meet its ongoing obligations to policyholders.

A.M. Best also assigns a financial size category to each of the insurance companies rated. “VII” represents a company with $50.0 – $100.0 million in capital, “XI” represents a company with $750.0 million – $1.0 billion in capital, “XII” represents a company with $1.0 – $1.25 billion in capital and “XIV” represents a company with $1.5 – $2.0 billion in capital. The outlooks for all companies rated by A.M. Best are stable.

In addition, A.M. Best assigns an issuer credit rating (“ICR”) to an entity which is an opinion on the ability of an entity to meet its senior obligations. RenaissanceRe has been assigned “a-” which is defined as “Excellent” by A.M. Best and the outlook is considered stable.

S&P.    The “AA” range (“AA+”, “AA”, AA-”), which has been assigned by S&P to Renaissance Reinsurance, Renaissance Europe and Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurers have very strong financial security characteristics, differing only slightly from those rated higher. DaVinci has been assigned a rating of “A+” by S&P, indicating the insurer has strong financial security characteristics but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

S&P also assigns an issuer credit rating to an entity which is an opinion on the credit worthiness of obligor with respect to a specific financial obligation. RenaissanceRe has been assigned an ICR of “A”, which is the third highest rating assigned by S&P.

Moody’s.    Moody’s Insurance Financial Strength Ratings and Moody’s Credit Ratings represent its opinions of the ability of insurance companies to pay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody’s believes that insurance companies rated A2, such as Renaissance Reinsurance, and companies rated Baa1, such as RenaissanceRe, offer good financial security. However, Moody’s believes that elements may be present which suggest a susceptibility to impairment sometime in the future.

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

UNDERWRITING AND ENTERPRISE RISK MANAGEMENT

Underwriting

Our primary underwriting goal is to construct a portfolio of reinsurance and insurance contracts and other financial risks that maximizes our return on shareholders’ equity, subject to prudent risk constraints, and to generate long-term growth in tangible book value per common share plus accumulated dividends. We assess each new (re)insurance contract on the basis of the expected incremental return relative to the incremental contribution to portfolio risk.

Reinsurance

We have developed a proprietary, computer-based pricing and exposure management system, REMS©. Since inception, we have continued to invest in and improve REMS©, incorporating our underwriting experience, additional proprietary software and a significant amount of new industry data. REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss which the program presents. We have licensed and integrated into REMS© a number of third party catastrophe computer models in addition to our base model, which we use to validate and stress test our base REMS© results. REMS© is most developed in analyzing catastrophe risks. We believe that our tools for assessing non-catastrophe risks are much less sophisticated and much less well developed than those for catastrophe risks. We continuously strive to improve our analytical techniques relating to non-catastrophe risks.

We believe that REMS© is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry. Before we bind a reinsurance risk, exposure data is typically gathered from clients and this exposure data is input into the REMS© modeling system. We believe that the REMS© modeling system helps us to analyze each policy on a consistent basis, assisting our determination of what we believe to be an appropriate price to charge for each policy based upon the risk that is assumed. REMS© combines computer-generated statistical simulations that estimate event probabilities with exposure and coverage information on each client’s reinsurance contract to produce expected claims for reinsurance programs submitted to us. Our models employ simulation techniques to generate 40,000 years of loss activity, including events causing in excess of $600 billion in insured losses. From this simulation, we generate a probability distribution of potential outcomes for each policy in our portfolio and for our total portfolio. In part through the utilization of REMS© we seek to compare our estimate of the expected returns in respect of a contract with the amount of capital that we notionally allocate to the contract based on our estimate of its marginal impact on our portfolio of risks. We have also customized REMS© by including additional perils, risks and geographic areas that may not be captured in the commercially available models.

We periodically review the estimates and assumptions that are reflected in REMS© and our other tools. For example, in the second half of 2005 we revised our assumptions relating to Atlantic basin hurricane frequency and severity. While many commercial catastrophe models base their frequency and severity distributions on the last 100 years of hurricane activity, assuming that this time frame is an appropriate framework on which to base estimates of the hurricane risk to which the insurance industry is exposed, we currently do not believe, based on our review of the scientific literature, private research, and discussions with climatologists, meteorologists and other weather scientists, including those at Weather Predict, that the past 100 years of data is reflective of current climatological risks. In particular, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors. We started using these revised assumptions in REMS© to model and evaluate our portfolio of risk in the latter part of 2005. The process of updating all of the underlying risk models is continuous, and many of the assumptions involve significant judgment on our part, and further experience or scientific research may lead us to further adjust these assumptions. Changes in our modeled assumptions may impact from time to time the amount of capacity we are prepared to offer.

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

In order to estimate the risk profile of each line of specialty reinsurance, we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers’ compensation and terrorism, we are leveraging directly off our skill in modeling for our property catastrophe reinsurance risks, and seek to appropriately estimate and manage the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, in which we believe we have little or no natural catastrophe exposure, and hence estimate we will have significantly less correlation with our property catastrophe reinsurance coverages, we derive probability distributions from a variety of underlying information sources, including recent historical experience, but with the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis that we use for our property catastrophe reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our estimates of the related underlying risks which our products cover, which we believe helps us to make consistent underwriting decisions and to manage our total risk portfolio. Overall, we undertake to construct conservative representations of the risks within our models, although there can be no assurance that this has occurred or will occur in the future.

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

For the business produced through third party program managers, we seek to carefully identify and evaluate potential third party program managers. When evaluating a potential new program manager, we consider numerous factors including: (i) whether the program manager can provide and help us analyze historic loss and other business data; (ii) whether the program manager will agree to accept a portion of their compensation based on the underwriting performance of their program and provide us with the other terms and conditions we require; (iii) our assessment of the integrity and experience of the program manager’s management team; (iv) the potential profitability of the program to us; and (v) the availability of our internal resources to appropriately conduct due diligence, negotiate and execute transaction terms, and provide the ongoing monitoring we require. In considering pricing for the products to be offered by the program manager, we evaluate the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs), the necessity of third party reinsurance, the estimated costs thereof and an anticipated margin for profit.

In addition to utilizing REMS©, within our Individual Risk operations we have developed a proprietary information management and analytical database, PACeR, within which our data related to substantially all our business is maintained. With the use and development of PACeR, we are seeking to develop statistical and analytical techniques to evaluate the U.S. program lines of business we write within this segment and which over time we hope will create a competitive advantage. We believe that PACeR helps our clients better understand their business, thus creating value for them and us. For example, we believe that PACeR enables us to better identify and estimate the expected loss experience of particular products and PACeR is employed in the design of our products and the establishment of rates. We also seek to monitor pricing adequacy on our products by region, risk and producer. Subject to regulatory considerations, we seek to make timely premium and coverage modifications where we determine them to be appropriate.

We provide our third party program managers with written underwriting guidelines and monitor their compliance with our guidelines on a regular basis. Also, our contracts generally provide that a portion of the commission payable to our third party program managers will be on a retrospective basis, which is intended to permit us to adjust commissions based on our profitability and claims experience once an underwriting year is reasonably mature. We rely on our third party program managers to perform underwriting pursuant to these contractual guidelines, and believe we benefit from their superior local information and expertise in niche areas.

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

Our ERM framework comprises four key activities, as set forth below:

Underwriting and Other Quantifiable Risks.    We believe that our operations are subject to a number of key risks, including underwriting risk, credit risk and interest rate risk as they relate to investments, ceded reinsurance credit risk and strategic investment risk, each of which can be analyzed in substantial part through quantitative tools and techniques. Of these, we believe underwriting risk to be the most material to us. In order to understand, monitor, quantify and proactively assess underwriting risk, we seek to develop and deploy appropriate tools to, among other things, estimate the comparable expected returns on potential business opportunities, and estimate the impact that such incremental business could have on our overall risk profile. We use the tools and methods described above in “Underwriting” to seek to achieve these objectives.

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

Operational Risk.    We believe we are subject to a number of additional risks arising out of operational, regulatory, and other matters, which we also seek to actively monitor and manage. This effort is coordinated by senior personnel including our Chief Financial Officer (“CFO”), General Counsel and Chief Compliance Officer (“CCO”), Corporate Controller and Chief Accounting Officer (“CAO”), Chief Administrative Officer, Chief Risk Officer (“CRO”) and Internal Audit, utilizing resources within the Company.

In an effort to identify and reduce operational and regulatory risk, we have significantly enhanced our control environment and have added additional finance, legal and back-office resources, to keep pace with the rate of growth experienced by the Company and will continue to do so in the future as appropriate. For example:

•	we have developed and expanded the compliance and internal audit functions;

•	the accounting function has been strengthened by the addition of a significant number of professionals;

•	accounting, legal and/or compliance resources have been placed in our business units to monitor, identify and resolve potential accounting, legal and compliance needs at the operational level; and

•	we have documented accounting guidelines for the review of all non-standard reinsurance contracts and other structured and/or complex financial transactions.

Although financial reporting is a key area of our focus, other operational risks are addressed through our disaster recovery program, human resource practices such as motivating and retaining top talent, and our strict compliance, legal and tax protocols.

Controls and Compliance Committee.    As part of monitoring our risks, we have instituted a Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our CFO, CCO, CAO, Chief Administrative Officer, CRO, staff compliance function and representatives from our business units. The Controls and Compliance Committee meets periodically to review and address corporate compliance policies and is charged with monitoring, implementing and educating the Company on control and compliance topics and initiatives. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially contain complex and/or significant underwriting, tax, legal, accounting, regulatory, reputational or compliance issues.

Ongoing Development and Enhancement.    We frequently seek to increase the number of risks we monitor in part through quantitative risk distributions, even where we believe that such quantitative analysis is not as robust or well developed as our tools and models for measuring and evaluating other risks, such as catastrophe and market risks. We also seek to improve the methods by which we measure risks. We believe effective risk management is a continual process that requires ongoing improvement and development. We seek from time to time to identify new best practices or additional developments both from within our industry and from other sectors. We believe that our ongoing efforts to embed ERM throughout our organization are important to our efforts to produce and maintain a competitive advantage to achieve our corporate goals.

Our ERM is currently rated “excellent” by S&P which is S&P’s highest ERM rating.

GEOGRAPHIC BREAKDOWN

Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The Company’s largest exposure has historically been to the U.S. and Caribbean property catastrophe market, which represented 42.9% of the Company’s gross premiums written for the year ended December 31, 2008. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes. The following table sets forth the percentage of our gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2008		2007		2006
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Property catastrophe reinsurance
United States and Caribbean	$745,016	42.9%	$735,322	40.6%	$792,311	40.8%
Worldwide (excluding U.S) (1)	75,489	4.3	66,392	3.7	71,116	3.7
Europe	72,153	4.2	111,702	6.2	73,500	3.8
Worldwide	67,371	3.9	27,577	1.5	68,575	3.5
Australia and New Zealand	5,455	0.3	4,360	0.2	2,732	0.1
Other	23,465	1.4	20,374	1.1	23,972	1.2
Specialty reinsurance (2)	159,770	9.2	287,316	15.9	222,049	11.4

Total reinsurance (3)	1,148,719	66.2	1,253,043	69.2	1,254,255	64.5
Individual Risk (4)	587,309	33.8	556,594	30.8	689,392	35.5

Total gross premiums written	$1,736,028	100.0%	$1,809,637	100.0%	$1,943,647	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and worldwide risks.

(3)	Excludes $5.7 million, $37.4 million and $66.9 million of premium assumed from our Individual Risk segment in 2008, 2007 and 2006, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2008 and 2007:

At December 31, 2008	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Property catastrophe reinsurance	$312,944	$297,279	$250,946	$861,169
Specialty reinsurance	113,953	135,345	387,352	636,650

Total Reinsurance	426,897	432,624	638,298	1,497,819
Individual Risk	253,327	14,591	394,875	662,793

Total	$680,224	$447,215	$1,033,173	$2,160,612

At December 31, 2007
(in thousands)

Property catastrophe reinsurance	$275,436	$287,201	$204,487	$767,124
Specialty reinsurance	109,567	93,280	448,756	651,603

Total Reinsurance	385,003	380,481	653,243	1,418,727
Individual Risk	237,747	10,359	361,663	609,769

Total	$622,750	$390,840	$1,014,906	$2,028,496

The increase in the total amount of claims and claim expense reserves from December 31, 2007 to December 31, 2008, as shown in the table above, was principally a result of net claims and claim expenses incurred relating to current and prior years of $760.5 million, including hurricanes Gustav and Ike which made landfall during the third quarter of 2008, and partially offset by the net payment of claims in respect of current year losses of $346.8 million, relating primarily to hurricanes Gustav and Ike and our multi-peril crop insurance line of business, and the payment of prior year losses of $397.8 million, in particular the prior year losses resulting from the large hurricanes of 2005, European windstorm Kyrill (“Kyrill”), the United Kingdom (“U.K.”) flood losses and our specialty unit and Individual Risk segment losses. Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2008, changes to prior year estimated claims reserves increased our net income or reduced our net loss by $234.8 million (2007 – $233.2 million, 2006 – $136.6 million), excluding the consideration of changes in reinstatement premium, profit commissions, minority interest and income tax expense.

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

Included in our results for 2008 are $468.0 million of net claims and claim expenses incurred as a result of losses arising from hurricanes Gustav and Ike which struck the United States in the third quarter of 2008. Our estimates of losses from hurricanes Gustav and Ike, as well as other 2008 catastrophe events, are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Included in our results for 2007 are $157.5 million of net claims and claim expenses from Kyrill and the U.K. flood losses which occurred in 2007, as well as $60.0 million in estimated net losses associated with exposure to sub-prime related casualty losses. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and are subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. In addition, the sub-prime related casualty net claims and claim expenses are based on underlying liability contracts which are considered “long-tail” business, and will therefore take many years before the actual losses are known and reported, which increases the uncertainty with respect to the estimate for ultimate losses for this event. The net claims and claim expenses from Kyrill, the U.K. floods and sub-prime related casualty losses are all attributable to the Company’s Reinsurance segment.

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

The following table represents the development of our GAAP balance sheet reserves for December 31, 1998 through December 31, 2008. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency) on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy (deficiency) on gross reserves.

With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods, including the effect of foreign exchange rates.

Year ended December 31,	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
(in millions)

Gross reserve for claims and claim expenses	$298.8	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4	$2,614.6	$2,098.2	$2,028.5	$2,160.6

Reserve for claims and claim expenses, net of losses recoverable	$197.5	$174.9	$237.0	$355.3	$605.3	$828.7	$1,241.6	$1,941.4	$1,796.3	$1,845.2	$1,861.1
1 Year Later	149.5	196.8	221.0	378.3	511.6	688.4	1,000.2	1,804.8	1,563.2	1,610.4	—
2 Years Later	149.9	168.4	168.4	344.7	470.5	403.5	963.6	1,633.5	1,403.5	—	—
3 Years Later	141.3	121.7	138.6	308.0	294.4	384.6	869.8	1,493.0	—	—	—
4 Years Later	118.6	111.1	107.7	214.1	282.1	357.5	819.1	—	—	—	—
5 Years Later	117.8	81.9	54.4	209.2	269.7	332.6	—	—	—	—	—
6 Years Later	111.4	38.7	52.3	199.3	243.8	—	—	—	—	—	—
7 Years Later	99.0	36.8	45.8	182.7	—	—	—	—	—	—	—
8 Years Later	97.1	30.8	46.9	—	—	—	—	—	—	—	—
9 Years Later	98.1	32.2	—	—	—	—	—	—	—	—	—
10 Years Later	100.8	—	—	—	—	—	—	—	—	—	—

Cumulative redundancy
(deficiency) on net reserves	$96.7	$142.7	$190.1	$172.6	$361.5	$496.1	$422.5	$448.4	$392.8	$234.8	$—

Cumulative Net Paid Losses
1 Year Later	$54.8	$24.6	$11.1	$88.1	$81.9	$64.1	$338.9	$452.0	$304.5	$397.8	$—
2 Years Later	80.1	16.0	0.3	152.0	90.2	119.1	437.2	684.0	532.0	—	—
3 Years Later	69.6	1.2	3.2	111.6	122.6	134.0	488.3	873.8	—	—	—
4 Years Later	69.1	2.7	(7.9)	128.0	101.6	129.7	541.1	—	—	—	—
5 Years Later	69.5	(9.0)	(0.6)	107.0	96.6	164.7	—	—	—	—	—
6 Years Later	72.5	3.3	2.6	111.7	114.0	—	—	—	—	—	—
7 Years Later	78.4	4.7	9.0	123.3	—	—	—	—	—	—	—
8 Years Later	78.5	6.3	15.1	—	—	—	—	—	—	—	—
9 Years Later	78.5	12.5	—	—	—	—	—	—	—	—	—
10 Years Later	81.5	—	—	—	—	—	—	—	—	—	—

Gross reserve for claims and claim expenses	$298.8	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4	$2,614.6	$2,098.2	$2,028.5	$2,160.6
Reinsurance recoverable on unpaid losses	101.3	303.7	166.6	217.6	199.5	149.2	217.8	673.2	301.9	183.3	299.5

Net reserve for claims and claim expenses	$197.5	$174.9	$237.0	$355.3	$605.3	$828.7	$1,241.6	$1,941.4	$1,796.3	$1,845.2	$1,861.1

Gross liability re-estimated	$287.0	$379.0	$230.5	$362.0	$411.4	$476.4	$1,041.5	$2,134.8	$1,661.8	$1,757.0	$—
Reinsurance recoverable on unpaid losses re-estimated	186.2	346.8	183.6	179.3	167.6	143.8	222.4	641.8	258.3	146.6	—

Net liability re-estimated	$100.8	$32.2	$46.9	$182.7	$243.8	$332.6	$819.1	$1,493.0	$1,403.5	$1,610.4	$—

Cumulative redundancy
(deficiency) on gross reserves	$11.8	$99.6	$173.1	$210.9	$393.4	$501.5	$417.9	$479.8	$436.4	$271.5	$—

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claim expenses for the years indicated:

Year ended December 31,	2008	2007	2006
(in thousands)

Net reserves as of January 1	$1,845,221	$1,796,301	$1,941,361
Net incurred related to:
Current year	995,316	712,424	582,788
Prior years	(234,827)	(233,150)	(136,558)

Total net incurred	760,489	479,274	446,230

Net paid related to:
Current year	346,845	125,816	139,268
Prior years	397,787	304,538	452,022

Total net paid	744,632	430,354	591,290

Total net reserves as of December 31	1,861,078	1,845,221	1,796,301
Losses recoverable as of December 31	299,534	183,275	301,854

Total gross reserves as of December 31	$2,160,612	$2,028,496	$2,098,155

For the year ended December 31, 2008, the prior year favorable development of $234.8 million included $188.1 million attributable to our Reinsurance segment and $46.7 million attributable to our Individual Risk segment. Within our Reinsurance segment, the catastrophe reinsurance unit experienced $131.6 million of favorable development on prior years’ estimated ultimate claim reserves, principally as a result of a comprehensive review of our expected ultimate net losses associated with the 2005 hurricanes, Katrina, Rita and Wilma. Our specialty reinsurance unit, within the Reinsurance segment, and our Individual Risk segment experienced $56.5 million and $46.7 million, respectively, of favorable development in 2008. The favorable development within our specialty reinsurance unit and Individual Risk segment was principally driven by the application of our formulaic actuarial reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

For the year ended December 31, 2007, the prior year favorable development of $233.2 million included $194.4 million attributable to our Reinsurance segment and $38.8 million attributable to our Individual Risk segment. Within our Reinsurance segment, the catastrophe reinsurance unit experienced $93.1 million of favorable development on prior years’ estimated ultimate claim reserves, principally as a result of a reduction of the ultimate losses for the 2006 and 2005 accident years as reported claims have been, to date, less than expected. Included in the 2005 accident year is a $19.2 million reduction in net claims and claim expenses associated with hurricanes Katrina, Rita and Wilma. Our specialty reinsurance unit experienced $101.3 million of favorable development in 2007. The favorable development within our specialty reinsurance unit and Individual Risk segment was principally driven by the application of our formulaic actuarial reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

For the year ended December 31, 2006, the prior year favorable development of $136.6 million included $125.2 million attributable to our Reinsurance segment and $11.3 million attributable to our Individual Risk segment. The reduction in prior years’ estimated ultimate claims reserves in our Reinsurance segment was primarily due to lower than expected claims emergence within our specialty reinsurance unit. Our specialty reinsurance unit experienced $139.2 million of favorable development in 2006 while our catastrophe reinsurance unit experienced $13.9 million of adverse development. The reductions in our reserves for our specialty reinsurance unit and Individual Risk segment were principally driven by the application of our formulaic reserving methodology used for these books of business with the reductions being due to actual paid and reported loss activity being better than what was anticipated when setting the initial IBNR reserves. In addition, within our specialty reinsurance unit, $46.0 million of the favorable development was driven by a reduction in carried reserves due to commutations. The adverse development in our catastrophe reinsurance unit was principally driven by an increase in our ultimate losses for a U.K. industrial property loss. This loss occurred at the end of 2005 and both the estimate of insured industry losses for this event and our estimate of our client’s losses from this event increased in 2006.

Net claims and claim expenses incurred were reduced by $1.9 million during 2008 (2007 – $3.3 million, 2006 – $5.5 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was reduced by $1.9 million during 2008 (2007 – $1.4 million, 2006 – $1.0 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $73.6 million are included in reinsurance balances payable at December 31, 2008 (2007 – $84.1 million) and aggregate deposit assets of $nil are included in other assets at December 31, 2008 (2007 – $nil) associated with these contracts.

INVESTMENTS

Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. The large majority of our investments consist of highly rated fixed income securities. We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. In addition, we have an allocation to other investments, including hedge funds, private equity partnerships, bank loan funds and other investments. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The table below summarizes our portfolio of invested assets:

At December 31,	2008		2007
(in thousands, except percentages)

U.S. treasuries	$467,480	7.8%	$767,785	11.5%
Agencies	448,521	7.4	290,194	4.4
Non-U.S. government	57,058	0.9	66,496	1.0
Corporate	747,210	12.4	937,289	14.1
Mortgage-backed	1,110,594	18.4	1,251,582	18.9
Asset-backed	166,022	2.7	601,017	9.1

Fixed maturity investments available for sale, at fair value	2,996,885	49.6	3,914,363	59.0
Short term investments, at fair value	2,172,343	36.0	1,821,549	27.4
Other investments, at fair value	773,475	12.8	807,864	12.2

Total managed investment portfolio	5,942,703	98.4	6,543,776	98.6
Investments in other ventures, under equity method	99,879	1.6	90,572	1.4

Total investments	$6,042,582	100.0%	$6,634,348	100.0%

For additional information regarding the investment portfolio, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Results of Operations for 2008, 2007 and 2006 – Investments”.

Impact of Recent Economic and Market Conditions

Global financial markets experienced significant stress commencing in the third and fourth quarters of 2007. This continued through most of 2008, accelerated in the fourth quarter of 2008 and has continued into 2009. Initially driven in the third and fourth quarters of 2007 by challenging conditions in markets related to U.S. sub-prime mortgages (including CDOs based on sub-prime collateral), and in the markets for loans and bonds related to leveraged finance transactions (collectively referred to as “sub-prime”), additional dislocations developed further during 2008 and impacted the global credit and capital related markets, including, but not limited to:

•

a significant diminishment in the liquidity of credit markets, resulting in significantly decreased availability for many companies to sources of liquidity such as the commercial paper market, the asset securitization market and commercial and corporate lending by banks;

•

the failure of financial institutions, most notably, Lehman Brothers Holdings Inc. (“Lehman Brothers”), and government interventions in others such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and AIG;

•	the Bernard L. Madoff Investment Securities LLC (“Madoff”) matter; and

•	the continuing decline in securities markets, depressed asset values and deteriorated economic strength of many companies and industries.

The resulting adverse market environment has been characterized by significant credit spread widening, prolonged illiquidity, reduced price transparency and increased volatility. As conditions in these markets deteriorated, other areas such as the asset-backed commercial paper market also experienced decreased liquidity and the equity markets experienced short-term weakness and increased volatility. In response and in an effort to stabilize market conditions generally, the Federal Reserve and other central banks injected significant liquidity into the markets and lowered benchmark interest rates. On October 3, 2008, then-President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), giving the U.S. Treasury the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Subsequently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), a $787 billion stimulus bill for the purpose of stabilizing the economy by, among other things, creating jobs.

It is possible that the continued deterioration in the credit and capital markets noted above will continue to significantly adversely impact the overall economy, which could directly or indirectly give rise to adverse impacts on us, potentially including impacts we cannot currently reasonably foresee. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be implemented, or that if implemented would be successful.

We believe that the Company is currently principally exposed to credit and capital market dislocations noted above, through its investment portfolio and underwriting portfolio, and through its investments in ventures accounted for under the equity method. Following is a summary of our current estimates relating to these exposures.

Investments.    At December 31, 2008, the Company had $nil positions in fixed income securities backed by sub-prime loan collateral within its portfolio of fixed maturity investments available for sale and short term investments. The Company’s investment guidelines and/or standing orders prohibit our fixed income investment managers from investing in securities supported by sub-prime collateral. In addition, our guidelines require that all securitized assets in our portfolio of fixed maturity investments available for sale be AAA rated and prohibit investments in CDOs, collateralized loan obligations (“CLOs”) and home equity loans as well as fixed income investments where the credit rating is backed by a financial guaranty company.

At December 31, 2008, we had $258.9 million in private equity investments and $105.8 million in hedge fund investments. Our private equity and hedge funds investments are generally managed by diversified managers who we currently do not believe are over-exposed to any one sector. Within our private equity portfolio, we may have exposure to sub-prime through underlying portfolio investments, such as financial institutions, which have been impacted by sub-prime. Our hedge fund managers independently direct and control the underlying investments and positions of such funds, and it is possible that through these funds we have more indirect exposure to sub-prime developments than we have currently estimated, or that such exposure may increase in future periods. Overall, we estimate that our exposure to sub-prime in our portfolio of hedge funds and private equity investments is minimal as of December 31, 2008.

While our current positions in sub-prime within our portfolio of fixed maturity investments available for sale is $nil, and we believe our exposure within our hedge fund and private equity portfolio is limited, we may amend our investment guidelines in future periods and may elect to assume exposure to these or other more risky asset classes if we believe the potential return sufficiently compensate us for the risk being assumed, and our overall capital and liquidity position supports such actions.

During the year ended December 31, 2008, the Company recorded $217.0 million (2007 – $25.5 million, 2006 – $46.4 million) in other than temporary impairment charges including credit-related impairment charges of $8.3 million (2007 – $nil, 2006 – $0.1 million). The significant increase in other than temporary impairment charges is primarily the result of widening credit spreads during 2008 due to the turmoil in the credit and capital markets noted above. The credit-related other than temporary impairment charges during 2008 of $8.3 million include impairments for which the Company believes it will not be able to recover the full principal amount if the impaired security is held to maturity, and were principally driven by the Company’s direct holdings of fixed maturity securities issued by Lehman Brothers. As of December 31, 2008, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position.

Underwriting Portfolio.    The Company’s reinsurance portfolio is exposed to risks relating to claims against financial institutions and other organizations involved in the underwriting, soliciting, documentation, collateralization, brokering, marketing, rating or purchase of, among other things, sub-prime mortgages (including through derivative instruments). We believe that the ongoing market turmoil in the U.S., originally manifested in perceived potential losses arising out of sub-prime exposures, will likely have an effect on other lines in the insurance industry, such as directors & officers (“D&O”), errors & omissions (“E&O”) and other professional lines coverage. Shareholder actions have been filed in the marketplace relating to, among other things, omitting disclosure of investment exposure to failing institutions such as Lehman Brothers; breach of fiduciary duties of care in hastily agreeing to the acquisitions of The Bear Stearns Companies Inc. (“Bear Stearns”), Merrill Lynch & Co. Inc. and Wachovia Corporation; and allegedly grossly imprudent risk taking in the subprime lending market by AIG. In addition, several entities, including Fannie Mae, Freddie Mac, Lehman Brothers, AIG, Countrywide Financial Corporation, UBS AG, Bear Stearns and others are the subject of one or more investigations by the SEC, the Federal Bureau of Investigations and/or various other regulatory bodies or enforcement agencies. Moreover, in the fourth quarter of 2008, it was purported that Madoff was a part of the largest ponzi scheme in history. We expect there to be further actions with varying theories of liability in the foreseeable future. It appears that a large number of professional service firms could be affected across the lines noted above. Our casualty clash book of business, within the specialty unit of our Reinsurance segment, has, or could have, exposure under various purported theories of liability, particularly arising from the D&O and E&O market. Our estimate of these losses at December 31, 2008 is $77.5 million, an increase of $17.5 million from our December 31, 2007 estimate, with the majority of the increase relating to potential exposures arising out of the Madoff matter which was discovered in the fourth quarter of 2008. These losses are included in our Reinsurance segment results. In addition, our specialty unit has exposure to risks relating to the decrease in home demand through our surety book of business, which could lead to delays and defaults in projects, and could cause additional losses, although we currently believe we have no sub-prime related losses in our surety book of business.

Investments in other ventures under equity method.    During 2007, ChannelRe suffered a significant net loss which reduced ChannelRe’s GAAP shareholders’ equity below $nil. The net loss was driven by unrealized mark-to-market losses related to financial guaranty contracts accounted for as derivatives under GAAP. As a result, the Company reduced its carried value in ChannelRe to $nil which negatively impacted our net income by $151.8 million in 2007. As a result of reducing our carried value in ChannelRe to $nil, combined with the fact that we have no further contractual obligations to provide capital or other support to ChannelRe, we believe we currently have no further negative economic exposure to ChannelRe. Since ChannelRe remained in a negative shareholders’ equity position during 2008, our investment in ChannelRe continues to be carried at $nil. It is possible that with the adoption of FASB Statement No. 157, Fair Value Measurements (“FAS 157”) by ChannelRe in 2008, that in future periods the nonperformance risk or own credit risk portion of ChannelRe’s mark-to-market on its financial guaranty contracts accounted for as derivatives under GAAP may increase, or that the underlying mark-to-market on ChannelRe’s financial guaranty contracts accounted for as derivatives under GAAP may decrease, or both, which could result in

ChannelRe returning to a positive equity position, at which time we would then record our share of ChannelRe’s net income, subject to impairment, or our share of ChannelRe’s net loss.

During the fourth quarter of 2007, we invested $25.5 million in the preferred equity of Aladdin Credit Products Ltd. (“Aladdin”). Aladdin was established to provide credit protection on fixed income securities in return for a premium. Due to adverse market conditions, Aladdin elected to not write any business and subsequently announced during the fourth quarter of 2008 that it would wind-up its operations and return the residual capital to shareholders. The Company expects to receive the majority of its original investment, less certain administrative expenses incurred. At December 31, 2008, the Company recorded a receivable of $24.4 million in other assets for the expected liquidation value of Aladdin. During January 2009, the Company received an initial payout of $24.2 million with the final distribution expected to be received during the second quarter of 2009.

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

We believe that primary insurers’ and brokers’ willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings and demonstrated willingness to promptly pay valid claims, the quality of a reinsurer’s service, the reinsurer’s willingness and ability to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We believe we have established a reputation with our brokers and clients for prompt response on underwriting submissions, fast claims payments and a reputation for providing creative solutions to our customers’ needs. Since we selectively write large lines on a limited number of property catastrophe reinsurance contracts, we can establish reinsurance terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness. We believe that our willingness and ability to design customized programs and to provide advice on catastrophe risk management has helped us to develop long-term relationships with brokers and clients.

Our reinsurance brokers assess client needs and perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. In recent years, our distribution has become increasingly reliant on a small number of such relationships, a trend which we believe has been accelerated by the merger of AON and Benfield. We expect this concentration to continue and perhaps increase. The following table shows the percentage of our Reinsurance segment gross premiums written generated through our largest brokers for the years ended December 31, 2008, 2007 and 2006:

Year ended December 31,	2008	2007	2006

Percentage of gross premiums written
Benfield Group Limited (1)	48.3%	50.0%	40.6%
AON Corporation (1)	13.2	10.4	9.8

Total Benfield Group Limited and AON Corporation (1)	61.5	60.4	50.4
Marsh Inc.	18.2	19.6	25.4
Willis Group	8.9	11.8	14.3

Total of largest brokers	88.6	91.8	90.1
All others	11.4	8.2	9.9

Total percentage of gross premiums written	100.0%	100.0%	100.0%

(1)	On November 11, 2008, AON Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums written brokered by these entities on a stand alone and consolidated basis.

During 2008, our Reinsurance segment issued authorization for coverage on programs submitted by 40 brokers worldwide (2007 – 39 brokers). We received approximately 2,791 program submissions during 2008 (2007 – approximately 2,483). Of these submissions, we issued authorizations for coverage for approximately 828 programs, or approximately 30% of the program submissions received (2007 – approximately 790 programs, or approximately 32%).

Individual Risk

Our Individual Risk business is produced primarily through four distribution channels as per the table below:

Year ended December 31,	2008	2007	2006

Individual Risk gross premiums written
Program manager – wholly owned (1)	46.4%	32.1%	18.9%
Program managers – third party	36.9	42.4	44.3
Quota share reinsurance	16.6	25.1	34.5
Broker-produced business	0.1	0.4	2.3

Total Individual Risk gross premiums written	100.0%	100.0%	100.0%

(1)	Program manager – wholly owned represents Agro National which we acquired in an asset purchase on June 2, 2008. The table above is presented as if Agro National has been a wholly-owned subsidiary since the first period presented.

The business produced through third party program managers, quota share reinsurance and broker-produced business principally comes to us through intermediaries. Our financial security ratings, combined with our reputation in the reinsurance marketplace, including the long-standing relationships we have developed with our reinsurance intermediaries, have enhanced our presence in our Individual Risk markets.

With respect to our program business, we believe that our strategy of establishing strong relationships and assisting our partners with modeling, risk analysis and other expertise has helped us to develop a favorable reputation in this market. We believe that our existing third party program managers are an important source of referrals and endorsements of our approach to this business. In addition, we acquired the net assets of Agro National, LLC in June 2008, a managing general underwriter of multi-peril crop insurance, which is now a wholly owned program manager presenting additional opportunities in our Individual Risk markets.

Our broker-produced business is principally written on an excess and surplus lines basis by Glencoe and Lantana on a risk-by-risk basis. This business is generally submitted to us through licensed surplus lines brokers who are generally responsible for regulatory compliance, premium tax collection and certain other matters associated with policy placement.

New Business

For information related to New Business, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”.

EMPLOYEES

At February 11, 2009, we and our subsidiaries employed approximately 400 people worldwide (February 12, 2008 – 236 people, February 12, 2007 – 218 people). We believe our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries. Historically, the Company has looked for opportunities to strengthen its operations during periods of softening markets in preparation for improving market conditions.

As noted above, the Company added approximately 164 employees year over year, primarily driven by its asset acquisitions of Agro National, LLC and CMS. In addition, the Company added resources in, among others, its accounting and legal functions, as well as certain of its current and expected future business units. We believe that our employee headcount is likely to continue to increase over time as the Company expands geographically, and seeks to enter new lines of business. We expect that our employee growth in the U.S. and other highly regulated markets will increase our operating and compliance complexity and expenses, although we do not expect these increases to be material to the Company as a whole.

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

REGULATION

U.S. Regulation

Reinsurance Regulation.    Our Bermuda-domiciled insurance operations and joint ventures principally consist of Renaissance Reinsurance, DaVinci, Glencoe and Lantana. Renaissance Reinsurance, DaVinci and Top Layer Re are Bermuda-based companies that operate as reinsurers. Although none of these companies is admitted to transact the business of insurance in any jurisdiction except Bermuda, the insurance laws of each state of the U.S. regulate the sale of reinsurance to ceding insurers authorized in the state by non-admitted alien reinsurers, such as Renaissance Reinsurance or DaVinci, acting from locations outside the state. Rates, contract terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. A primary insurer ordinarily will enter into a reinsurance agreement, however, only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, regulators permit ceding insurers to take credit for reinsurance under the following circumstances if the contract contains certain minimum provisions: if the reinsurer is licensed or accredited, if the reinsurer is domiciled in a state with substantially similar regulatory requirements as the primary insurer’s domiciliary jurisdiction and meets certain financial requirements, or if the reinsurance obligations are collateralized appropriately.

As alien companies, our Bermuda subsidiaries collateralize their reinsurance obligations to U.S. insurance companies. With some exceptions, the sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Neither Renaissance Reinsurance nor DaVinci intends to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction, other than Bermuda, where the conduct of such activities would require that each company be so admitted.

The National Association of Insurance Commissioners (“NAIC”) adopted a framework to modernize the current U.S. reinsurance regulatory framework, with implementation details to follow. The framework contemplates the creation of the NAIC Reinsurance Supervision Review Department (“RSRD”) to analyze foreign regulatory regimes for functional equivalence with U.S. jurisdictions and a “port of entry” certification process to allow a non-U.S. reinsurer from an RSRD approved jurisdiction to enter the U.S. reinsurance market through a single state. The framework contemplates credit for reinsurance collateral levels from 0% to 100% based on the ratings assigned to reinsurers. Accordingly, the framework may lead to a reduction of the collateral requirements for non-U.S. reinsurers, which could be beneficial to our Bermuda subsidiaries. Certain individual states have moved forward with initiatives for similar revised collateral requirements as well. At this time, we are unable to determine how such changes in the U.S. reinsurance regulatory framework will be implemented and the effect, if any, such changes would have on our operations or financial condition.

Excess and Surplus Lines Regulation.    Glencoe and Lantana, domiciled in Bermuda, are not licensed in the U.S. but are eligible to offer coverage in the U.S. exclusively in the surplus lines market. Glencoe and Lantana are eligible to write surplus lines primary insurance in 51 and 49 jurisdictions of the U.S., respectively, and each is subject to the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines primary insurance. In accordance with certain provisions of the NAIC Nonadmitted Insurance Model Act, which provisions have been adopted by a number of states, Glencoe and Lantana have each established, and are required to maintain, a trust funded to a minimum amount as a condition of its status as an eligible, non-admitted insurer in the U.S. Although surplus lines business is generally less regulated than the admitted market, strict regulations apply to surplus lines placements under the laws of every state, and the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that would result in increased oversight and regulation of surplus lines insurance. Additionally, some recent and pending cases in Florida and California courts have raised potentially significant questions regarding surplus lines insurance in those states such as whether surplus lines insurers will be subject to policy form content, filing and approval requirements or additional taxes. These cases also could foreshadow more extensive oversight of surplus lines insurance by other jurisdictions. Any increase in our regulatory burden may impact our operations and ultimately could impact our financial condition as well.

Admitted Market Regulation.    Our admitted U.S. insurance company operations currently consist of Stonington and Stonington Lloyds, both Texas domiciled insurers. Stonington is licensed to write primary insurance in 50 states and the District of Columbia. Stonington Lloyds is a Texas Lloyds’ company licensed to write primary insurance in Texas. Stonington acts as an attorney-in-fact for Stonington Lloyds. As licensed insurers operating in the “admitted” market, these companies are subject to extensive regulation. The extent of regulation varies from state to state but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance statutes require insurance companies to file financial statements, conduct periodic examinations of the affairs of insurance companies and regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, policy renewals and non-renewals, and market conduct regulation including both underwriting and claims practices.

Licensed U.S. insurers are required to participate in various state residual market mechanisms whose goal is to provide affordability and availability of insurance to those consumers who may not otherwise be able to obtain insurance. The mechanics of how each state’s residual markets operate may differ, but generally, risks are either assigned to various private carriers or the state manages the risk through a pooling arrangement. If losses exceed the funds the pool has available to pay those losses, the pools have the ability to assess insurers to provide additional funds to the pool. The amounts of the assessment for each company are normally based upon the proportion of each insurer’s (and in some cases the insurer’s and its affiliates’) written premium for coverages similar to those provided by the pool, and are frequently uncapped. State guaranty associations also have the ability to assess licensed U.S. insurers in order to provide funds for payment of losses for insurers which have become insolvent. In many cases, but not all, assessed insurers may recoup the amount of these guaranty fund and state pool assessments by surcharging future policyholders.

Holding Company Regulation.    We and our U.S. insurance company subsidiaries are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, and insurers that are subsidiaries of insurance holding companies, to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, under the terms of applicable state statutes, any person or entity obtaining beneficial ownership of 10% (with certain limited exceptions) or more of our outstanding voting securities is required to apply for and receive prior regulatory approval for such acquisition, and our U.S. insurance company subsidiaries are required to report ownership changes to their domiciliary regulator. Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable to affiliates by insurance companies.

NAIC Ratios.    The NAIC has established 11 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed U.S. insurance companies operating in their respective states. The NAIC’s Insurance Regulatory Information System (“IRIS”) calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will be subject to increased regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios.

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

Legislative and Regulatory Proposals.    Government intervention in the insurance and reinsurance markets in the U.S. continues to evolve. Although U.S. state regulation is the primary form of regulation of insurance and reinsurance, Congress has considered over the past year various proposals relating to potential surplus lines regulation, reinsurance regulation, the creation of an optional federal charter, the creation of a systemic risk regulator, and tax law changes, including changes to increase the taxation of reinsurance premiums paid to affiliates with respect to U.S. risks. None of these proposals were adopted by the 110th Congress before it adjourned. Additionally, some members of the U.S. House of Representatives have called for the recently appointed Treasury Secretary unilaterally to create an insurance oversight office within the Treasury Department or assign a high level Treasury Department appointee with insurance duties to provide oversight and expertise at the federal level and provide policymakers with insight into issues regarding the insurance market as reform is contemplated. Although we are unable to predict what new laws and regulations will be proposed in the 111th Congress, whether any such proposed laws and regulations will be adopted, or the form in which any such laws and regulations would be adopted, we believe it is more likely than at times in the past that the current Congress will adopt laws and/or regulations with respect to insurance, and we anticipate that these developments will impact our operations and also could impact our financial condition.

In addition to potential new insurance industry regulation, the Obama administration and Congress are also considering various regulatory reforms for the financial markets, including potentially as it pertains to the (re)insurance industry. We are unable to predict what reforms will be proposed or adopted or the effect, if any, that such reforms would have on our operations and financial condition. We are carefully monitoring such developments.

In 2007, Florida enacted legislation which enabled the Florida Hurricane Catastrophe Fund to offer increased amounts of coverage in addition to the mandatory coverage amount, at below-market rates. Further, the legislation expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, such as ours and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. Efforts in 2008 to partially reduce this expansion of state participation in the market did not succeed. The property insurance market in Florida remains unstable, with participants, both public and private, continuing to evaluate and seek a variety of possible initiatives. Due to our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis, and in respect to the Florida market, recent and future legislative and regulatory changes in Florida may have a disproportionate impact on us compared to other market participants.

It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on some version of the Florida precedent, which would further diminish aggregate private market demand for our products. Moreover, there were several federal bills proposed in the 110th Congress which included a federal reinsurance backstop mechanism for catastrophic type natural disasters which were too large for state catastrophe funds to absorb. We believe these bills, or some version of them, are likely to be proposed in the 111th Congress. Although we believe such legislation will be vigorously opposed, if enacted, these bills would likely further erode the role of private market catastrophe reinsurers.

The potential for further expansion into additional insurance markets, could expose us or our subsidiaries to increasing regulatory oversight, including the oversight of countries other than Bermuda and the U.S. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer Re, Glencoe, Lantana, or any of our other Bermudian subsidiaries will become subject to direct U.S. regulation. In addition, as discussed above, RIM and RTL are involved in certain commodities trading activities relating to weather, natural gas, heating oil, power, crude oil, agricultural commodities and cross-commodity structures. While RIM’s and RTL’s operations currently are not subject to significant federal oversight, we are monitoring carefully new or revised legislation or regulation in the United States or otherwise, which could increase the regulatory burden and operating expenses of these operations.

Bermuda Regulation

All Bermuda companies must comply with the provisions of the Companies Act 1981. In addition, the Insurance Act 1978 (“Insurance Act”) regulates the business of our Bermuda insurance and management company subsidiaries.

As a holding company, RenaissanceRe is not subject to the Insurance Act. However, the Insurance Act regulates the insurance and reinsurance business of our operating insurance companies. The Company’s most significant operating subsidiaries include Renaissance Reinsurance and DaVinci which are registered as Class 4 insurers and Glencoe, Lantana, and Top Layer Re which are registered as Class 3 insurers. RUM is registered as an insurance manager.

The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the Bermuda Monetary Authority (“BMA”) powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements of the Insurance Act include the appointment of an independent auditor and loss reserve specialist (both of whom must be approved by the BMA), the filing of an annual financial return and provisions relating to the payment of distributions and dividends. In particular:

•

An insurer must prepare annual statutory financial statements which must be submitted as part of its statutory financial return no later than four months after the insurer’s financial year end (unless specifically extended). The annual statutory financial statements give detailed information and analyses regarding premiums, claims, reinsurance, reserves and investments. The statutory financial return includes, among other items, a report of the approved independent auditor on the statutory financial statements; a declaration of statutory ratios; a solvency certificate; the statutory financial statements themselves; the opinion of the approved loss reserve specialist and, in the case of Class 4 insurers, details concerning ceded reinsurance. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

•

In addition to preparing statutory financial statements, effective December 31, 2008, all Class 4 insurers must prepare financial statements in respect of their insurance business in accordance with generally accepted insurance principles or international financial reporting standards.

•

An insurer’s statutory assets must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the category of its registration and net premiums written and loss reserves posted (“Minimum Solvency Margin”). The Minimum Solvency Margin that must be maintained by a Class 4 insurer is the greater of (i) $100 million, or (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves. The Minimum Solvency Margin for a Class 3 insurer is the greater of (i) $1 million, or (ii) 20% of the first $6 million of net premiums written; if in excess of $6 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6 million, or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves.

•	An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities (“Minimum Liquidity Ratio”).

•

Both Class 3 and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required Minimum Solvency Margin or Minimum Liquidity Ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Where an insurer fails to meet its Relevant Margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the prior approval of the BMA. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 3 and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act which apply to all Bermuda companies.

•

If the BMA believes that an investigation is required in the interests of an insurer’s policyholders or persons who may become policyholders, it may appoint an inspector who has extensive powers of investigation. If it appears to the BMA to be desirable in the interests of policyholders, the BMA may also exercise these powers in relation to holding companies, subsidiaries and other affiliates of insurers.

If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that insurer is in breach of the Insurance Act or any conditions of its registration, the BMA may exercise extensive powers of intervention including directing the insurer not to take on any new insurance business or prohibiting the company from declaring and paying dividends or other distributions.

•	Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the voting shares of an insurer must notify the BMA of its holdings.

•

Where it appears to the BMA that a person who is a controller of any description of a registered person is not or is no longer a fit and proper person to be such a controller, it may serve him with a written notice of objection to his being such a controller of the registered person.

•	Under the provisions of the Insurance Act, the BMA may, from time to time, conduct “on site” visits at the offices of insurers it regulates.

The Insurance Act was amended in 2008 by the introduction, among other things, of the Bermuda Solvency Capital Requirement (the “BSCR”) which is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Where insurers apply in-house models that deal more effectively with their own particular risks and where such models satisfy the standards established by the BMA, such insurers may apply to the BMA to use such models in lieu of the BSCR. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the Minimum Solvency Margin otherwise prescribed under the Insurance Act.

Effective December 31, 2008, all Class 4 insurers must maintain their capital at a target level which is set at 120% of the minimum amount calculated in accordance with the BSCR or the company’s approved in-house model (the “Enhanced Capital Requirement” or “ECR”). In circumstances where the BMA concludes that the company’s risk profile deviates significantly from the assumptions underlying the ECR or the company’s assessment of its management policies and practices, it may issue an order requiring that the company adjust its ECR.

In addition to introducing the BSCR, the legislation referenced above also provided that all Class 3 insurers submit a re-classification application to the BMA by December 31, 2008. Under the new classification criteria, all Class 3 companies are now classified as a Class 3, a Class 3A (Small Commercial) insurer or a Class 3B (Large Commercial) insurer. Of the Company’s Class 3 insurers, Glencoe, Lantana and Top Layer Re have applied to be re-classified as Class 3A’s.

It is anticipated that a number of the regulatory and supervisory requirements currently applicable to Class 4 insurers (including the BSCR discussed above) will ultimately be extended to the new Class 3B’s. The regulatory regime applicable to the new Class 3A’s and Class 3’s is expected to remain largely unchanged.

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

Our largest product based on total gross premiums written is property catastrophe reinsurance. We also sell lines of specialty reinsurance and certain Individual Risk products that are exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornados, hailstorms, drought and other natural or man-made disasters, such as acts of terrorism. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by relatively few events of large magnitude.

We expect claims from catastrophic events to cause substantial volatility in our financial results for any fiscal quarter or year; moreover, catastrophic claims could adversely affect our financial condition, results of operations and cash flows. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property, particularly along coastal regions, and the effects of inflation may continue to increase the severity of claims from catastrophic events in the future.

From time to time, we expect to have greater exposures in one or more specific geographic areas than our overall share of the worldwide market would unilaterally suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe net negative impacts from such events than our competitors. In particular, the Company has historically had a relatively large percentage of its coverage exposures concentrated in the state of Florida.

We may fail to execute our strategy, which would impair our future financial results.

Historically, our principal product has been property catastrophe reinsurance. As we have expanded and continue to expand into other lines of business, we have been and will be presented with new and expanded challenges and risks which we may not manage successfully. Businesses in early stages of development present substantial business, financial and operational risks and may suffer significant losses. For example, our current and potential future expansion may require us to develop new client and customer relationships, supplement existing or build new operating procedures, hire staff, develop and install management information and other systems, as well as take numerous other steps to implement our strategies. If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these newer lines of business will likely suffer, perhaps substantially, and our future financial results may be adversely affected.

In addition, our expansion into newer lines of business may place increased demands on our financial, managerial and human resources. For example, we may need to attract additional professionals, and to the extent we are unable to attract such additional professionals, our existing financial, managerial and human resources may be strained. Our future profitability depends in part on our ability to further develop our resources and effectively manage expansion, and our inability to do so may impair our future financial results.

A decline in the ratings assigned to our financial strength may adversely impact our business, perhaps materially so.

Third party rating agencies assess and rate the financial strength of reinsurers and insurers, such as Renaissance Reinsurance and certain of our other operating subsidiaries and joint ventures. These ratings are based upon criteria established by the rating agencies. Periodically, the rating agencies evaluate us and may downgrade or withdraw their financial strength ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. The financial strength ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors.

These ratings are subject to periodic review and may be revised or revoked, by the agencies which issue them. In addition, from time to time one or more ratings agencies have effected changes in their capital models and rating methodologies, which have generally served to increase the amounts of capital required to support the ratings, and it is possible that legislation arising as a result of the ongoing financial crisis may result in additional changes.

Negative ratings actions in the future could have an adverse effect on our ability to fully realize the market opportunities we currently expect to participate in. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material. To date, we are not aware that we have experienced such a cancellation.

Our ability to compete with other reinsurers and insurers, and our results of operations, could be materially adversely affected by any such ratings downgrade. For example, following a ratings downgrade we might lose clients to more highly rated competitors or retain a lower share of the business of our clients.

For the current ratings of certain of our subsidiaries and joint ventures, refer to “Item 1. Business – Ratings”.

Because we depend on a few insurance and reinsurance brokers in our Reinsurance segment and several third party program managers in our Individual Risk segment for a large portion of revenue, loss of business provided by them could adversely affect us.

Our Reinsurance business markets insurance and reinsurance products worldwide exclusively through insurance and reinsurance brokers. Four brokerage firms accounted for 88.6% of our Reinsurance segment gross premiums written for the year ended December 31, 2008. Subsidiaries and affiliates of the Benfield, Marsh Inc., AON and the Willis Group accounted for approximately 48.3%, 18.2%, 13.2% and 8.9%, respectively, of our Reinsurance segment gross premiums written in 2008. As noted above, in 2008 AON acquired Benfield resulting in the combined entity accounting for 61.5% of our Reinsurance segment gross premiums written in 2008.

Our Individual Risk business markets a significant portion of its insurance and reinsurance products through third party program managers. In recent years, our Individual Risk and reinsurance segments have experienced increased concentration of production from a smaller number of intermediaries. Third party program managers accounted for 36.9% of our Individual Risk segment gross premiums written for the year ended December 31, 2008.

The loss of a substantial portion of the business provided by our brokers and/or third party program managers would have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and/or third party program managers and it is possible that our premiums written would decrease.

Our utilization of brokers, third party program managers and other third parties to support our business exposes us to operational and financial risks.

Our Individual Risk operations rely on third party program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our operations in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued and renewal insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our third party program managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program manager would be unable to substantially indemnify us for their contractual breach. We also rely on our third party program managers, third party administrators or other third parties we retain, to collect premiums and to pay valid claims. We could also be exposed to the program manager’s or their producer’s operational risk, for example, but not limited to, contract wording errors, technological and staffing deficiencies and inadequate disaster recovery plans.

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

We are also subject to the risk that our successful third party program managers will not renew their programs with us. Although our contracts are generally not for defined terms, generally, either party can cancel the contract in a relatively short period of time. While we believe our arrangements offer numerous benefits to our program participants, we cannot assure you we will retain the programs that produce profitable business or that our insureds will renew with us. Failure to retain or replace the third party program managers, or the program manager’s failure to retain or replace their producers, would impair our ability to execute our growth strategy, and our financial results could be adversely affected.

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

Our claims and claim expense reserves reflect our estimates using actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of claims incurred. Although we use actuarial and computer models as well as historical reinsurance and insurance industry loss statistics, we also rely heavily on management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. However, because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain. Our estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as current laws or interpretations thereof change.

Our specialty reinsurance and Individual Risk operations are expected to produce claims which at times can only be resolved through lengthy and unpredictable litigation. The measures required to resolve such claims, including the adjudication process, present more reserve challenges than property losses (which tend to be reported comparatively more promptly and to be settled within a relatively shorter period of time). Actual net claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

We expect that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid will differ, perhaps substantially, from the reserve estimates reflected in our financial statements. To the extent that our actual claims and claim expenses exceed our expectations, we would be required to increase claims and claim expense reserves. This would reduce our net income by a corresponding amount in the period in which the deficiency is identified. To the extent that our actual claims and claim expenses are lower than our expectations, we would be required to decrease claims and claim expense reserves and this would increase our net income.

Estimates of losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and our estimate of losses related to those contracts and are subject to change as more information is reported and becomes available.

As an example, included in our results for 2008 are $468.0 million of net claims and claim expenses arising from hurricanes Gustav and Ike which struck the United States in the third quarter of 2008. Our estimates of losses from catastrophic events, such as hurricanes Gustav and Ike, and the 2005 hurricanes Katrina, Rita and Wilma, are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Due to the size and unusual complexity of the legal and claims issues relating to these events, particularly hurricanes Katrina and Ike, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations to us. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Unlike the loss reserves of U.S. insurers, the loss reserves of our Bermuda-licensed insurers, including Renaissance Reinsurance, DaVinci and Glencoe, are not regularly examined by insurance regulators, although, as registered Bermuda insurers, we are required to submit opinions of our approved loss reserve specialist with the annual statutory financial returns of our Bermuda-licensed insurers with regard to their respective loss and loss expenses provisions. The loss reserve specialist, who will normally be a qualified actuary, must be approved by the BMA.

The emergence of matters which may impact certain of our coverages, such as the asserted trend toward potentially significant global warming and the ongoing financial crisis, could cause us to underestimate our exposures and potentially adversely impact our financial results, perhaps significantly.

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

In general, our techniques for evaluating catastrophe risk are much better developed than those for other classes of risk in businesses that we have entered into recently or may enter into in the future. Our models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. Accordingly, our models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.

We believe, and recent scientific studies have indicated, that climate conditions, primarily global temperatures, may be increasing, which may in the future increase the frequency and severity of natural catastrophes relative to the historical experience over the past 100 years as well as the losses resulting there from. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information, such as these studies. However, it is possible that, even after these adjustments, we have underestimated the frequency or severity of hurricanes or other catastrophes.

Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures.

Our specialty reinsurance portfolio is also exposed to emerging risks arising from the ongoing financial crisis, including with respect to a potential increase of claims in D&O, E&O, mortgage valuation, surety, casualty clash and other lines of business.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could adversely affect our business and operating results.

The United States and other markets around the world have been experiencing deteriorating economic conditions, including substantial and continuing financial market disruptions. Continued adverse development in economic conditions could adversely affect the business environment in our principal markets, and accordingly could adversely affect demand for the products sold by us or our clients. In addition, during an economic downturn, our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, and others, would likely be increased, due to the increase in the number of counterparties who become delinquent, file for protection under bankruptcy laws, or default on their obligations to us. Moreover, our markets may experience increased inflationary conditions which could cause loss costs to increase.

Deterioration in the investment markets and economic conditions could lead to additional investment losses.

Ongoing conditions in the investment markets, the current interest rate environment and general economic conditions have and could continue to adversely affect our net investment income on our fixed income investments and our other invested assets. For the year ended December 31, 2008, we incurred significant realized and unrealized investment losses, as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments.” Subsequent to year end, through the date of this report, economic conditions have continued to decline. In addition to impacting our reported net loss, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Net investment income is an important contributor to the Company’s results of operations, and we currently expect the investment environment to remain challenging for some time. We expect volatile financial markets and challenging economic conditions to persist for some time and we are unable to predict at what time conditions might improve, or the pace or scale of any such improvement. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

Although we invest primarily in highly liquid securities in order to ensure our ability to pay valid claims in a prompt manner, we do hold certain investments that may lack liquidity, such as our alternative investments. If we require significant amounts of cash on short notice in excess of our normal cash requirements or are required to post or return collateral in connection with our investment portfolio, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

At times, the reported value of our liquid and relatively illiquid types of investments and, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

The reduction in market liquidity has also made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

The determination of the impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.

The determination of the impairments taken on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

We are unable to predict the effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally or on the Company in particular.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, then-President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Subsequently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), a $787 billion stimulus bill for the purpose of stabilizing the economy by, among other things, creating jobs. The U.S. Federal Government and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. It is possible that competitors of the Company, such as companies that engage in both life and property casualty insurance lines of business, may participate in some or all of the ARRA programs. We are unable to predict the effect that any such governmental actions will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular, though we are carefully monitoring the situation as it evolves.

A decline in our investment performance could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy.

We have historically derived a significant portion of our income from our invested assets, which are comprised of, among other things, fixed maturity securities, such as bonds, asset-backed securities, mortgage-backed securities and investments in bank loan funds, hedge funds and private equity partnerships. Accordingly, our financial results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

Our invested assets have grown over the years and have come to effect a comparably greater contribution to our financial results. Accordingly, a failure to successfully execute our investment strategy could have a material adverse effect on our overall results. In the event of a significant or total loss in our investment portfolio, the Company’s ability to pay any claims promptly in accordance with our strategy could be adversely affected.

The market value of our fixed maturity investments is subject to fluctuation depending on changes in various factors, including prevailing interest rates and widening credit spreads.

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

A portion of our investment portfolio is allocated to other investments which we expect to have different risk characteristics than our investments in traditional fixed maturity securities and short term investments. These other investments include private equity partnerships, hedge fund investments, senior secured bank loan funds and catastrophe bonds and are recorded on our consolidated balance sheet at fair value. The fair value of certain of these investments is generally established on the basis of the net valuation criteria established by the managers of such investments. These net valuations are determined based upon the valuation criteria established by the governing documents of the investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes of the investments. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts, as a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner for which we have for our fixed maturity securities. The performance of these investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective or that such managers will fail to follow our investment guidelines. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

We are exposed to counterparty credit risk, including with respect to reinsurance brokers.

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

We are also exposed to the credit risk of our clients, who, pursuant to their contracts with us, frequently pay us over time. Our premiums receivable at December 31, 2008 totaled $565.6 million, and these amounts are generally not collateralized. To the extent such clients become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable in our financial statements.

As a result of the global economic downturn, our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio and others has increased, perhaps materially so.

Retrocessional reinsurance may become unavailable on acceptable terms.

As part of our risk management, we buy reinsurance for our own account. This type of insurance when purchased to protect reinsurance companies is known as “retrocessional reinsurance.” Our primary insurance companies also buy reinsurance from third parties.

From time to time, market conditions (including the ongoing financial crisis) have limited, and in some cases have prevented, insurers and reinsurers from obtaining reinsurance. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms as favorable to us as in the past. This could limit the amount of business we are willing to write, or decrease the protection available to us as a result of large loss events.

When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. Generally, we believe that the “willingness to pay” of some reinsurers and retrocessionaires is declining, and that the overall industry ability to pay has also declined due to the ongoing financial crisis and other factors. This risk may be more significant to us at present than at most times in the past. At December 31, 2008, we had recorded $299.5 million of reinsurance recoverables, net of a valuation allowance of $8.7 million for uncollectible recoverables. A large portion of our reinsurance recoverables are concentrated with a relatively small number of reinsurers. The risk of such concentration of retrocessional coverage may be increased by recent and future consolidation within the industry.

Emerging claim and coverage issues, or other litigation, could adversely affect us.

Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially so. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our specialty reinsurance and Individual Risk operations, these legal, social and environmental changes may not become apparent until some point in time after their occurrence. For example, we could be deemed liable for losses arising out of a matter, such as the potential for industry losses arising out of an avian flu pandemic, that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Our exposure to this uncertainty will grow as our “long-tail” casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more “short-tail.” In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claim handling and other practices. Although we are seeking to add professional staff and systems to improve our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

The loss of key senior members of management could adversely affect us.

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our executive officers. The loss of services of members of senior management in the future, and the uncertain transition of new members of our senior management team, may strain our ability to execute our growth initiatives. The loss of one or more of our executive officers could adversely impact our business, by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing executives. In general, the loss of the services of any members of our current senior management team may adversely affect our business, perhaps materially so. We do not currently maintain key man life insurance policies with respect to any of our employees.

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

If the U.S. Internal Revenue Service (the “IRS”) were to contend successfully that one or more of our Bermuda subsidiaries is engaged in a trade or business in the U.S., such subsidiary would, to the extent not exempted from tax by the U.S.-Bermuda income tax treaty, be subject to U.S. corporate income tax on that portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. Although we would vigorously resist such a contention, if we were ultimately held to be subject to taxation, our earnings would correspondingly decline.

In addition, benefits of the U.S.-Bermuda income tax treaty which may limit any such tax to income attributable to a permanent establishment maintained by one or more of our Bermuda subsidiaries in the U.S. are only available to any of such subsidiaries if more than 50% of its shares are beneficially owned, directly or indirectly, by individuals who are Bermuda residents or U.S. citizens or residents. Our Bermuda subsidiaries may not be able to continually satisfy such beneficial ownership test or be able to establish it to the satisfaction of the IRS. Finally, it is unclear whether the income tax treaty (assuming satisfaction of the beneficial ownership test) applies to income other than premium income, such as investment income.

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

Moreover, we could be put at a competitive disadvantage in the future with respect to competitors that are licensed and admitted in U.S. jurisdictions. Among other things, jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted. Our contracts generally require us to post a letter of credit or provide other security after a reinsured reports a claim. In order to post these letters of credit, issuing banks generally require collateral. It is possible that the European Union or other countries might adopt a similar regime in the future, or that U.S. rules could be altered in a way that treats Bermuda-based companies disproportionately. Any such development, or if we are unable to post security in the form of letters of credit or trust funds when required, could significantly and negatively affect our operations.

Glencoe and Lantana are currently eligible, non-admitted excess and surplus lines insurers in, respectively, 51 and 49 states and territories of the U.S. and are each subject to certain regulatory and reporting requirements of these states. However, neither Glencoe nor Lantana is admitted or licensed in any U.S. jurisdiction; moreover, Glencoe only conducts business from Bermuda. Accordingly, the scope of Glencoe’s and Lantana’s activities in the U.S. is limited, which could adversely affect their ability to compete. Although surplus lines business is generally less regulated than the admitted market, the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that could result in increased oversight and regulation of surplus lines insurance. Additionally, some recent and pending cases in Florida and California courts have raised potentially significant questions regarding surplus lines insurance in those states such as whether surplus lines insurers will be subject to policy form content, filing and approval requirements or additional taxes. These cases also could foreshadow more extensive oversight of surplus lines insurance by other jurisdictions.

Stonington, which writes insurance in all 50 states and the District of Columbia on an admitted basis, is subject to extensive regulation under state statutes which confer regulatory, supervisory and administrative powers on state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors or shareholders of the insurer.

Our current or future business strategy could cause one or more of our currently unregulated non-insurance subsidiaries to become subject to some form of regulation. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

We could be required to allocate considerable time and resources to comply with any new or additional regulatory requirements, and any such requirements may impact the operations of our insurance non-insurance subsidiaries and ultimately could impact our financial condition as well. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation.

Operational risks, including systems or human failures, are inherent in business, including ours.

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, information technology failures, or external events. Losses from these risks may occur from time to time and may be significant. As our business and operations grow more complex we are exposed to more risk in these areas.

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

Our functional currency is the U.S. dollar; however, as we expand geographically, an increasing portion of our premium is, and likely will be, written in currencies other than the U.S. dollar and a portion of our claims and claim expense reserves is also in non-dollar currencies. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting solely from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to sell our reinsurance and insurance products is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. Any further equity or debt financing, or capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us, particularly in light of the recent disruptions, uncertainty and volatility in the capital and credit markets. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions, and applicable legal issues. Access to capital on attractive terms has been challenging for many companies during the ongoing global credit crisis. If we are unable to obtain adequate capital if and when needed, our business, results of operations and financial condition would be adversely affected.

In August 2009 the term of our $500 million committed revolving credit facility will expire. We may not succeed in renewing this facility on terms attractive to us or at all. Our ability to renew or replace this credit facility is subject to many factors beyond our control, such as more stringent credit criteria and/or conditions emanating from or as a result of the currently difficult conditions in the global capital and credit markets, the effect of which may be to make a renewal or replacement so onerous as to make us consider alternate sources of such liquidity or limit our ability to write business for our clients.

The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2008, we had an aggregate of $450.0 million of indebtedness outstanding. Our indebtedness primarily consists of publicly traded notes and letter of credit and revolving credit facilities. For more details on our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”.

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

As a holding company with no direct operations, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt and to pay dividends to our shareholders. The holding company does not have any operations and from time to time may not have significant liquid assets. Bermuda law and various U.S. insurance regulations may limit the ability of our subsidiaries to pay dividends. If our subsidiaries are restricted from paying dividends to us, we may be unable to pay dividends or to repay our indebtedness. For example, since our U.S. insurance subsidiaries may only pay dividends out of earned surplus, and as these subsidiaries’ earned surplus is negative, they cannot currently pay dividends without the applicable state insurance department approval. For a more detailed discussion of these regulations, see “Item 1. Business – Regulation”.

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

Results in certain of our newer or potentially expanding business lines could cause significant volatility in our consolidated financial statements.

As we continue to grow and diversify our operations, certain of our new or potentially expanding business lines could have a significant negative impact on our financial results or cause significant volatility in our results for any fiscal quarter or year. For example, we may experience losses or experience significant volatility in our financial results with respect to our multi-peril crop business as a result of volatility in commodity prices and weather events, such as flooding, drought, hail, windstorms and other natural phenomena, all of which impacts the profitability of this line of business. In addition, our weather and energy products and trading business is accounted for at fair value and the value of our positions can change significantly which could have a significant negative impact on our financial results, or cause significant volatility in our result for any fiscal quarter or year.

We could be adversely impacted by a failure to comply with the terms of the Company’s settlement agreement with the SEC.

On March 20, 2007, the United States District Court for the Southern District of New York signed the final judgment approving our settlement with the SEC arising from the restatement of our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. In accordance with the terms of the settlement agreement, we previously retained an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. While we will strive to fully comply with the settlement agreement with the SEC, it is possible that the enforcement staff of the SEC and/or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or any such perception that we have failed to comply, could adversely affect us, perhaps materially so.

Some aspects of our corporate structure may discourage third party takeovers and other transactions or prevent the removal of our current board of directors and management.

Some provisions of our Amended and Restated Bye-Laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. In addition, our Byelaws reduce the total voting power of any shareholder owning, directly or indirectly, beneficially or otherwise, as described in our Bye-laws, more than 9.9% of our common shares to not more than 9.9% of the total voting power of our capital stock unless otherwise waived at the discretion of the Board. The primary purpose of these provisions is to reduce the likelihood that we will be deemed a “controlled foreign corporation” within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, these provisions may also have the effect of deterring purchases of large blocks of common shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests.

In addition, our Bye-Laws provide for, among other things:

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

We indirectly own certain U.S. based insurance subsidiaries. Our ownership of a U.S. insurance company can, under applicable state insurance company laws and regulations, delay or impede a change of control of RenaissanceRe. It is possible that we will form, acquire or invest in other U.S. domestic insurance companies in the future, which could make this risk more severe. Under applicable state insurance regulations, any proposed purchase of 10% or more of our voting securities would require the prior approval of the relevant insurance regulatory authorities.

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

The reinsurance and insurance industries have historically been cyclical, characterized by periods of decreasing prices followed by periods of increasing prices. Reinsurers have experienced significant fluctuations in their results of operations due to numerous factors, including the frequency and severity of catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries. For example, an increase in capital in our industry after the 2005 catastrophe events, and the Florida legislation, described below, helped create a softening market where pricing decreased in certain lines and became less attractive in the past few years.

The catastrophe-exposed lines in which we are a market leader are affected significantly by volatile and unpredictable developments, including natural and man-made disasters. The occurrence, or nonoccurrence, of catastrophic events, the frequency and severity of which are inherently unpredictable, affects both industry results and consequently prevailing market prices of our products.

We expect premium rates and other terms and conditions of trade to vary in the future. If demand for our products falls or the supply of competing capacity rises, our growth and our profitability could, due in part to our disciplined approach to underwriting, be adversely affected. In particular, we might lose existing customers or decline business, which we might not regain when industry conditions improve.

In recent years, hedge funds and investment banks have been increasingly active in the reinsurance market and markets for related risks. While this trend has slowed during the current financial dislocation, we generally expect increased competition from a wider range of entrants over time. It is possible that such new or alternative capital could cause reductions in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would generally expect to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings.

Recent or future legislation may decrease the demand for our property catastrophe reinsurance products and adversely affect our business and results of operations.

In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A (the “Bill”), which increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida currently provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expanded the ability of Citizens, a state-sponsored entity, to compete with private insurance and reinsurance companies, such as ours, by, for example, authorizing Citizens to write multi-peril policies in high-risk account coverage areas. Moreover, the legislation mandated the reduction of Citizens’ in force rates by an average of 23%, repealed a 56% rate increase that was to be effective March 1, 2007, and froze any additional rate increases for the remainder of 2007. Also, Citizens’ premium rates are no longer required to be non-competitive with the voluntary, private market and are no longer required to be based on the highest rate offered by the top 20 insurers in a given area. In sum, the legislation reduced the role of the private markets in providing support for Florida-based risks, a market in which we have established substantial market share. Efforts in 2008 to reduce the scale of the 2008 state involvement in the private markets were not successful.

While we have sought and intend to continue to seek to utilize our strong relationships, record of superior service and financial strength to mitigate the impact of the legislation, we believe the Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2008 and 2007 as compared to 2006. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the Bill may have had a disproportionate adverse impact on us compared to other market participants. Proposals to reduce the expansion of the FHCF introduced in 2008 never materialized and there can be no assurance that additional legislation reducing the size of the private markets relating to Florida will not be enacted.

It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the Florida precedent, or may otherwise enact legislation, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of the FHCF, which could lead either to a severe dislocation or the necessity of Federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.

Other political, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Governmental authorities in both the U.S. and worldwide seem increasingly interested in the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the reinsurance industry, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamine existing laws and regulations.

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target, such as the legislation enacted in Florida in early 2007 described above;

•	require our participation in industry pools and guaranty associations;

•	expand the scope of coverage under existing policies for matters such as hurricanes Katrina, Rita and Wilma, and the New Orleans flood, or such as a pandemic flu outbreak;

•	increasingly mandate the terms of insurance and reinsurance policies;

•	establish a new federal insurance regulator or financial industry systemic risk regulator;

•	revise laws or regulations under which we operate, such as the 2008 Farm Bill; or

•	disproportionately benefit the companies of one country over those of another.

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

The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based reinsurers. Many of our competitors have greater financial, marketing and management resources than we do. Historically, periods of increased capacity levels in our industry generally have led to increased competition, and decreased prices for our products.

We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including Ace, Allied World, Arch, Axis, Endurance, Everest Re, IPC, Montpelier Re, Partner Re, Platinum, Transatlantic, Validus, White Mountains and XL. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as AIG, Berkshire, Hannover Re, Munich Re Group and Swiss Re. As our business evolves over time, we expect our competitors to change as well. For example, following hurricane Katrina in August 2005, a significant number of new reinsurance companies were formed in Bermuda which have resulted in new competition, which may well continue in subsequent periods. Also, hedge funds and investment banks have shown an interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products, such as catastrophe bonds and other cat-linked securities. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or of existing companies that may be planning to raise additional capital. We cannot predict what effect any of these developments may have on our businesses.

The markets in which our Individual Risk unit operates are also highly competitive. Primary insurers compete on the basis of factors including distribution channels, product, price, service and financial strength. Many of our primary insurance competitors, especially in jurisdictions in which we have recently expanded, or may expand in the future, are larger and more established than we are and have greater financial resources and consumer recognition. We seek primary insurance pricing that will result in adequate returns on the capital allocated to our primary insurance business. We may lose primary insurance business to competitors offering competitive insurance products at lower prices or on more advantageous terms.

Consolidation in the (re) insurance industry could adversely impact us.

We believe that several (re)insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.

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

Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC has formally proposed a plan to first allow and then require companies to file financial statements in accordance with IFRS rather than GAAP. Such changes could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. For example, the International Accounting Standards Board is considering adopting an accounting standard that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, current exit value, which is considered to be closely related to fair value. We are currently evaluating how the SEC’s initiatives will impact us, including as respects to our loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation.

Heightened scrutiny of issues and practices in the insurance industry may adversely affect our business.

We believe that certain government authorities, including state officials in Florida, are continuing to scrutinize and investigate a number of issues and practices within the insurance industry. While we have not been named in any actions or proceedings, it is possible such scrutiny could expand to include us in the future, and it is also possible that these investigations or related regulatory developments will mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business.

We cannot predict the ultimate effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework, or our business.

As noted above, because we frequently assume the credit risk of the counterparties with whom we do business throughout our insurance and reinsurance operations, our results of operations could be adversely affected if the credit quality of these counterparties is severely impacted by the current investigations in the insurance industry or by changes to industry practices.

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

Excess and surplus lines reinsurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often substandard as respects adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

Excess of loss	Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention.” Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

Exclusions	Those risk, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Frequency	The number of claims occurring during a given coverage period.

Generally Accepted Accounting Principles in the United States	Also referred to as GAAP. Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (“IBNR”)	Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

International Financial Reporting Standards	Also referred to as IFRS. Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g. fire, allied lines, homeowners and surety, among others.

Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependent on the terms of the policy.

Losses occurring contracts	Contracts that cover claims arising from loss events that occur during the term of the reinsurance contract, although not necessarily reported during the term of the contract.

Loss ratio	Net claims incurred expressed as a percentage of net earned premiums.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Net claims and claim expenses	The expenses of settling claims net of recoveries, including legal and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses) plus losses incurred with respect to net claims.

Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.

No claims bonus	A reduction of premiums assumed or ceded if no claims have been made within a specified period.

Non-proportional reinsurance	See “Excess of loss.”

Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term “hazard” is more frequently used.

Premiums; written, earned and unearned	The amount charged during the term on policies and contracts issued, renewed or reinsured by an insurance company or reinsurance company. Written premium is premium registered on the books of an issuer or reinsurer at the time a policy is issued and paid for. Unearned premium is premium for a future exposure period. Earned premium is written premium minus unearned premium for an individual policy.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Property per risk treaty reinsurance	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

Proportional reinsurance	A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro-rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor. See also “Quota Share Reinsurance” and “Surplus Share Reinsurance.”

Quota share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each insurance being reinsured and shares all premiums and losses according with the reinsured. See also “Proportional Reinsurance” and “Surplus Share Reinsurance.”

Reinstatement premium	The premium charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence.

Reinsurance	An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Retention	The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocessional reinsurance; Retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Risk excess of loss reinsurance	A form of excess of loss reinsurance that covers a loss of the reinsured on a single “risk” in excess of its retention level of the type reinsured, rather than to aggregate losses for all covered risks, as does catastrophe excess of loss reinsurance. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk.

Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.

Risks attaching contracts	Contracts that cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract.

Specialty lines	Lines of insurance and reinsurance that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.

Statutory accounting principles (“SAP”)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by Bermuda and/or the U.S. state insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

Stop loss	A form of reinsurance under which the reinsurer pays some or all of a cedant’s aggregate retained losses in excess of a predetermined dollar amount or in excess of a percentage of premium.

Submission	An unprocessed application for (i) insurance coverage forwarded to a primary insurer by a prospective policyholder or by a broker on behalf of such prospective policyholder, (ii) reinsurance coverage forwarded to a reinsurer by a prospective ceding insurer or by a broker or intermediary on behalf of such prospective ceding insurer or (iii) retrocessional coverage forwarded to a retrocessionaire by a prospective ceding reinsurer or by a broker or intermediary on behalf of such prospective ceding reinsurer.

Surplus share reinsurance	A form of pro-rata reinsurance (proportional) indemnifying the ceding company against loss to the extent of the surplus insurance liability ceded, on a share basis similar to quota share. See also “Proportional Reinsurance” and “Quota Share Reinsurance.”

Treaty	A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting capacity	The maximum amount that an insurance company can underwrite. The limit is generally determined by a company’s retained earnings and investment capital. Reinsurance serves to increase a company’s underwriting capacity by reducing its exposure from particular risks.

Underwriting expense ratio	The ratio of the sum of the acquisition expenses and operational expenses to net premiums earned, determined in accordance with GAAP.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premium	The portion of premiums written representing the unexpired portions of the policies or contracts that the insurer or reinsurer has on its books as of a certain date.

ITEM 2.    PROPERTIES

We lease office space in Bermuda, which houses our executive offices and operations for both our Reinsurance and Individual Risk segments. In addition, our Individual Risk segment and other U.S. based subsidiaries lease office space in a number of U.S. states. Our Reinsurance segment also leases office space in Dublin, Ireland. While we believe that for the foreseeable future our current office space is sufficient for us to conduct our operations, it is likely that we will expand into additional facilities and perhaps new locations to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

ITEM 3.    LEGAL PROCEEDINGS

As previously disclosed, we received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products.

On February 6, 2007, we announced that the SEC had accepted our offer of settlement to the SEC to resolve the SEC’s investigation. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007, and we have made payment on all financial penalties agreed to under the settlement. Pursuant to the settlement, we were also required to retain an independent consultant to review certain of our internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of our Board of Directors and certain additional procedures performed by our auditors in connection with their audit of our financial statements for the fiscal year ended December 31, 2004. While we continue to strive to fully comply with the terms of the settlement agreement with the SEC, it is possible we will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant may take issue with our cooperation despite our efforts. Any such failure to comply with the settlement agreement or any such perception that we have failed to comply could adversely affect us, perhaps materially so.

As previously disclosed, in September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York (the “Court”) against certain of our former officers, including James N. Stanard, our former Chairman and Chief Executive Officer, charging such individuals with violations of federal securities laws, including securities fraud, and seeking permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. The civil litigation between the SEC and Mr. Stanard, to which the Company was not a party, went to trial in September 2008. On January 27, 2009, the Court issued an opinion and order finding Mr. Stanard liable for securities fraud and other violations of Federal securities laws. The Court permanently enjoined Mr. Stanard from future securities violations and ordered Mr. Stanard to pay a $100 thousand civil penalty. The Court denied the SEC’s request for an order barring Mr. Stanard from serving as an officer or director of a public company. This ongoing matter, including whether or not an appeal is taken, could give rise to additional costs, distractions, or impacts to our reputation.

Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in its loss reserves discussion. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, we believe that no individual, normal course litigation or arbitration to which we are presently a party is likely to have a material adverse effect on its financial condition, business or operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares began publicly trading on June 27, 1995 on the New York Stock Exchange under the symbol “RNR.” The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading:

	Price Range of Common Shares
Period	High	Low
2008
First Quarter	$60.34	$49.54
Second Quarter	55.40	44.59
Third Quarter	56.95	43.92
Fourth Quarter	52.25	31.50

2007
First Quarter	$60.69	$49.35
Second Quarter	62.39	49.52
Third Quarter	66.53	52.58
Fourth Quarter	66.75	55.02

On February 11, 2009, the last reported sale price for our common shares was $43.57 per share. At February 11, 2009, there were 230 holders of record of our common shares.

PERFORMANCE GRAPH

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P/C”), for the five-year period commencing January 1, 2004 and ending December 31, 2008, assuming $100 was invested on January 1, 2004. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2004 through December 31, 2008. As depicted in the graph below, during this period, the cumulative return was (1) 14.2% on our common shares; (2) negative 10.5% for the S&P 500; and (3) negative 12.1% for the S&P P/C.

DIVIDEND POLICY

Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the twelve years since our initial public offering. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.23 per share during 2008 with dividend record dates of March 14, June 13, September 15 and December 15, 2008. The Board of Directors declared regular quarterly dividends of $0.22 per share during 2007 with dividend record dates of March 15, June 15, September 14 and December 14, 2007. On February 18, 2009, the Board of Directors approved an increased dividend of $0.24 per common share, payable on March 31, 2009, to shareholders of record on March 13, 2009. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 20, 2008, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. During the three months ended December 31, 2008, no shares were repurchased under this program. The repurchases reflected below during the three months ended December 31, 2008 exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)

Beginning dollar amount available to be repurchased							$377.3
January 1 – 31, 2008	2,789,003	$57.23	1,603	$58.11	2,787,400	$57.23	(159.6)
February 1 – 29, 2008	509,611	$58.23	711	$53.19	508,900	$58.24	(29.6)
March 1 – 31, 2008	1,009,149	$51.75	37,449	$51.15	971,700	$51.77	(50.4)
April 1 – 30, 2008	482,759	$52.92	59	$54.47	482,700	$52.92	(25.5)
May 1 – 20, 2008	901,050	$51.58	15,750	$52.23	885,300	$51.57	(45.7)
May 20, 2008 – increase authorized share repurchase program to $500.0 million							433.5

Dollar amount available to be repurchased							500.0
May 21 – 31, 2008	716,100	$52.22	—	$—	716,100	$52.22	(37.4)
June 1 – 30, 2008	83,636	$52.38	36	$52.37	83,600	$52.38	(4.4)
July 1 – 31, 2008	1,644,872	$46.56	16,972	$46.62	1,627,900	$46.56	(75.8)
August 1 – 31, 2008	703	$50.92	703	$50.92	—	$—	—
September 1 – 30, 2008	7,301	$51.07	7,301	$51.07	—	$—	—
October 1 – 31, 2008	646	$45.29	646	$45.29	—	$—	—
November 1 – 30, 2008	4,638	$44.90	4,638	$44.90	—	$—	—
December 1 – 31, 2008	443	$44.36	443	$44.36	—	$—	—

Total	8,149,911	$53.08	86,311	$50.18	8,063,600	$53.11	$382.4

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. See Note 13 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase program.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2008. This historical financial information was prepared in accordance with GAAP. The consolidated statement of operations data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and the balance sheet data at December 31, 2008, 2007, 2006, 2005 and 2004 were derived from our consolidated financial statements. You should read the selected financial data in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,	2008	2007	2006	2005	2004
(in thousands, except share and per share data and percentages)

Statement of Operations Data:
Gross premiums written	$1,736,028	$1,809,637	$1,943,647	$1,809,128	$1,544,157
Net premiums written	1,353,620	1,435,335	1,529,620	1,543,287	1,349,287
Net premiums earned	1,386,824	1,424,369	1,529,777	1,402,709	1,338,227
Net investment income	24,231	402,463	318,106	217,252	162,722
Net realized (losses) gains on sales of investments	(206,314)	1,293	(34,464)	(6,962)	23,442
Net claims and claim expenses incurred	760,489	479,274	446,230	1,635,656	1,096,299
Acquisition costs	213,553	254,930	280,697	237,594	244,930
Operational expenses	122,165	110,464	109,586	85,838	56,361
Underwriting income (loss)	290,617	579,701	693,264	(556,379)	(59,363)
Income (loss) before taxes	29,588	594,004	798,045	(246,763)	168,245
Net (loss) income (attributable) available to common shareholders	(13,280)	569,575	761,635	(281,413)	133,108
(Loss) earnings per common share – diluted (1)	(0.21)	7.93	10.57	(3.99)	1.85
Dividends per common share	0.92	0.88	0.84	0.80	0.76
Weighted average common shares outstanding – diluted (1)	62,531	71,825	72,073	70,592	71,774
Return on average common equity	(0.5%)	20.9%	36.3%	(13.6%)	6.2%
Combined ratio	79.0%	59.3%	54.7%	139.7%	104.4%

At December 31,	2008	2007	2006	2005	2004

Balance Sheet Data:
Total investments	$6,042,582	$6,634,348	$6,342,805	$5,291,153	$4,826,249
Total assets	7,984,051	8,286,355	7,769,026	6,871,261	5,526,318
Reserve for claims and claim expenses	2,160,612	2,028,496	2,098,155	2,614,551	1,459,398
Reserve for unearned premiums	510,235	563,336	578,424	501,744	365,335
Debt	450,000	451,951	450,000	500,000	350,000
Capital leases	26,292	2,533	2,742	2,931	—
Subordinated obligation to capital trust	—	—	103,093	103,093	103,093
Preferred shares	650,000	650,000	800,000	500,000	500,000
Total shareholders’ equity attributable to common shareholders	2,382,743	2,827,503	2,480,497	1,753,840	2,144,042
Total shareholders’ equity	3,032,743	3,477,503	3,280,497	2,253,840	2,644,042
Common shares outstanding	61,503	68,920	72,140	71,523	71,029

Book value per common share	$38.74	$41.03	$34.38	$24.52	$30.19
Accumulated dividends	7.92	7.00	6.12	5.28	4.48

Book value per common share plus accumulated dividends	$46.66	$48.03	$40.50	$29.80	$34.67

Change in book value per common share plus accumulated dividends	(2.9%)	18.6%	35.9%	(14.0%)	4.0%

(1)	(Loss) earnings per common share – diluted was calculated by dividing net (loss) income (attributable) available to common shareholders by the number of weighted average common shares and common share equivalents outstanding. Common share equivalents are calculated on the basis of the treasury stock method. In accordance with FAS 128, diluted (loss) earnings per share calculations use weighted average common shares outstanding – basic, when in a net loss position.

Years ended December 31,	2008	2007	2006	2005	2004
(in thousands, except ratios)

Segment Information:

Reinsurance
Gross premiums written (1)	$1,154,391	$1,290,420	$1,321,163	$1,202,975	$1,084,896
Net premiums written	871,893	1,024,493	1,039,103	1,024,010	930,946
Underwriting income (loss)	281,625	528,659	636,236	(461,540)	46,389
Net claims and claim expense ratio	48.5%	25.2%	15.2%	132.2%	79.0%
Underwriting expense ratio	20.5%	19.6%	19.3%	16.5%	16.1%

Combined ratio	69.0%	44.8%	34.5%	148.7%	95.1%

Individual Risk
Gross premiums written	$587,309	$556,594	$689,392	$651,430	$478,092
Net premiums written	481,727	410,842	490,517	519,277	418,341
Underwriting income (loss)	8,992	51,042	57,028	(94,839)	(105,752)
Net claims and claim expense ratio	67.0%	51.0%	53.5%	84.1%	89.0%
Underwriting expense ratio	31.1%	38.1%	36.3%	36.7%	37.9%

Combined ratio	98.1%	89.1%	89.8%	120.8%	126.9%

Total
Gross premiums written	$1,736,028	$1,809,637	$1,943,647	$1,809,128	$1,544,157
Net premiums written	1,353,620	1,435,335	1,529,620	1,543,287	1,349,287
Underwriting income (loss)	290,617	579,701	693,264	(556,379)	(59,363)
Net claims and claim expense ratio	54.8%	33.6%	29.2%	116.6%	81.9%
Underwriting expense ratio	24.2%	25.7%	25.5%	23.1%	22.5%

Combined ratio	79.0%	59.3%	54.7%	139.7%	104.4%

(1)	Includes $5.7 million, $37.4 million, $66.9 million, $45.3 million and $18.8 million of premium assumed from our Individual Risk segment in the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2008, compared with the years ended December 31, 2007 and 2006. The following also includes a discussion of our liquidity and capital resources at December 31, 2008. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

OVERVIEW

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance coverages and related services. Through our operating subsidiaries, we seek to obtain a portfolio of reinsurance, insurance and financial risks in each of our businesses that are significantly better than the market average and produce an attractive return on equity. We accomplish this by leveraging our core capabilities of risk assessment and information management, and by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets. Overall, our strategy focuses on superior risk selection, marketing, capital management and joint ventures. We provide value to our clients and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure over time.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, catastrophe exposed personal lines property, casualty clash, catastrophe exposed personal lines property, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Through our ventures unit, we pursue joint ventures and other strategic relationships. Our four principal business activities in this area are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re and DaVinci; 2) strategic investments in other market participants, such as our investments in ChannelRe, Platinum and the Tower Hill Companies, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; 3) weather and energy products and trading activities; and 4) fee-based consulting services, research and development and loss and mitigation activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of our investments in other ventures, accounted for under the equity method and our weather-related activities are included in the “Other” category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts include insurance policies and quota share reinsurance with respect to risks including: 1) multi-peril crop, which includes multi-peril crop insurance, crop hail and other named peril agriculture risk management products; 2) commercial property, which principally includes catastrophe-exposed commercial property products; 3) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

Our Individual Risk business is primarily produced through four distribution channels: 1) a wholly owned program manager – where we write primary insurance through our own subsidiary; 2) third party program managers – where we write primary insurance through third party program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 3) quota share reinsurance – where we write quota share reinsurance with primary insurers who, similar to our third party program managers, provide most of the back-office and support functions; and 4) brokers and agents – where we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyds, which write on an admitted basis. Since the inception of our Individual Risk business, we have substantially relied on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third party partners through an operations review team at Glencoe Specialty Services, which conducts initial due diligence as well as ongoing monitoring. We have been investing in initiatives to strengthen our operating platform, enhance our internal capabilities, and expand the resources we commit to our Individual Risk operations. In furtherance of these initiatives, we completed the acquisition of substantially all the net assets of Agro National, LLC and CMS in 2008, as further described below.

Acquisitions

On June 2, 2008, the Company acquired substantially all the assets and assumed certain liabilities of Agro National, LLC. Agro National is based in Council Bluffs, Iowa and is a managing general underwriter of multi-peril crop insurance. Agro National offers high quality risk protection products and services to the agricultural community throughout the U.S. Agro National participates in the U.S. Federal government’s Multi-Peril Crop Insurance Program and has been writing business on behalf of Stonington, a wholly owned subsidiary of the Company, since 2004. The base purchase price paid by the Company was $80.5 million, plus additional amounts as determined in accordance with the terms of the asset purchase agreement. In connection with the purchase, the Company recorded $46.3 million of intangible assets and $20.4 million of goodwill. The acquisition was undertaken to purchase the distribution channel for the Company’s multi- peril crop insurance business which was previously conducted through a managing general agency contractual relationship with Agro National, LLC. Other factors that added to the value of Agro National, LLC included its agent relationships, systems and technology, brand name and workforce. These factors resulted in a purchase price greater than the fair value of the net assets acquired and the recognition of goodwill and intangible assets. The acquisition of the net assets was accounted for using the purchase method in accordance with FASB Statement No. 141, Business Combinations (“FAS 141”).

Effective April 1, 2008, the Company purchased substantially all the assets of CMS. CMS was subsequently renamed Glencoe Claims. Glencoe Claims is based in Roswell, Georgia and is a privately held company specializing in claims administration, adjusting and consulting services for insurance companies, managing general agents, self-insured clients, fronted programs and clients with substantial retentions or deductibles. Glencoe Claims has a proprietary network of licensed adjusters and offers services on a national basis. The Company uses Glencoe Claims for claims services solely for its own business and Glencoe Claims is not currently providing claims services to third parties. The base purchase price paid by the Company was $3.8 million, plus additional amounts as determined in accordance with the terms of the asset purchase agreement. In connection with the purchase, the Company acquired net assets with a fair value of $0.5 million and recorded $3.3 million of goodwill. Goodwill is estimated to have an indefinite life and is recorded entirely in the Company’s Individual Risk segment.

In addition to the Company’s $10.0 million investment in Tower Hill during 2005, the Company invested $50.0 million on July 1, 2008, representing a 25.0% equity interest, in the Tower Hill Companies. The Tower Hill Companies operate primarily in the State of Florida. THIG is a managing general agency specializing in insurance coverage for site built and manufactured homes. THCS and THCM provide claim adjustment services through exclusive agreements with THIG. The investment in the Tower Hill Companies was undertaken to expand the Company’s core platforms by obtaining ownership in an additional distribution channel for the Florida homeowners market and to enhance relationships with other stakeholders. Other factors that added to the value of the Tower Hill Companies included its reputation, agent relationships, systems and technology. These factors resulted in an investment greater than the fair value of the net assets acquired and the recognition of goodwill and intangible assets. In connection with the investment, the Company recorded $40.0 million of intangible assets and $7.8 million of goodwill on the July 1, 2008 effective date. The investment in the Tower Hill Companies was accounted for using the equity method in accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”) and as such, the goodwill and intangible assets are recorded under “Investments in other ventures, under equity method” in the Company’s consolidated balance sheet at December 31, 2008.

New Business

In addition to the potential growth of our existing reinsurance and insurance businesses, from time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate opportunities to grow our business by utilizing our skills, capabilities, proprietary technology and relationships to expand into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our current portfolio of risks. We also regularly review potential new investments, in both operating entities and financial instruments. We believe the current period of market dislocation may have increased the prospects that we can deploy capital in such initiatives at attractive expected rates of return.

In evaluating potential new ventures or investments, we generally seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core Reinsurance and Individual Risk operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would be successful or contribute materially to our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2008 and 2007:

At December 31, 2008	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Property catastrophe reinsurance	$312,944	$297,279	$250,946	$861,169
Specialty reinsurance	113,953	135,345	387,352	636,650

Total Reinsurance	426,897	432,624	638,298	1,497,819
Individual Risk	253,327	14,591	394,875	662,793

Total	$680,224	$447,215	$1,033,173	$2,160,612

At December 31, 2007
(in thousands)

Property catastrophe reinsurance	$275,436	$287,201	$204,487	$767,124
Specialty reinsurance	109,567	93,280	448,756	651,603

Total Reinsurance	385,003	380,481	653,243	1,418,727
Individual Risk	237,747	10,359	361,663	609,769

Total	$622,750	$390,840	$1,014,906	$2,028,496

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2008, 2007 and 2006, changes to prior year estimated claims reserves increased our net income by $234.8 million, $233.2 million and $136.6 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, DaVinciRe minority interest and income tax expense.

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

Included in our results for 2008 are $468.0 million of net claims and claim expenses incurred as a result of losses arising from hurricanes Gustav and Ike which struck the United States in the third quarter of 2008. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Included in our results for 2007 are $157.5 million of net claims and claim expenses from Kyrill and the U.K. flood losses which occurred in 2007, as well as $60.0 million in estimated losses associated with exposure to sub-prime related casualty losses. Estimates of these losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and the Company’s estimate of losses related to those contracts and are subject to change as more information is reported and becomes available. Such information is frequently reported more slowly, and with less initial accuracy, with respect to non-U.S. events such as Kyrill and the U.K. floods than with large U.S. catastrophe losses. In addition, the sub-prime related casualty net claims and claim expenses are based on underlying liability contracts which are considered “long-tail” business, and will therefore take many years before the actual losses are known and reported, which increases the uncertainty with respect to the estimate for ultimate losses for this event. The net claims and claim expenses from Kyrill, the U.K. floods and sub-prime related casualty losses are all attributable to the Company’s Reinsurance segment.

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

In general, our property catastrophe reinsurance reserves for our more recent reinsured catastrophic events are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, uncertainty due to complex legal and coverage issues that can arise out of large or complex catastrophic events such as the events of September 11, 2001 and hurricane Katrina, and uncertainty as to the magnitude of claims incurred by our clients. As our property catastrophe reinsurance claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As seen in the Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis table below, 68.8% of our inception to date claims and claim expenses in our property catastrophe reinsurance unit were incurred in the 2004, 2005 and 2008 accident years, due principally to the losses from hurricanes Charley, Frances, Ivan, Jeanne, Katrina, Rita, Wilma, Gustav and Ike. Due to the size and complexity of the losses in these accident years, there still remains significant uncertainty as to the ultimate settlement costs associated with these accident years.

Within our property catastrophe reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, and reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods. This process is judgmental in that it involves reviewing changes in paid and reported losses each period and adjusting our estimates of the ultimate expected losses for each event if there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2008, 2007 and 2006, changes to our prior year estimated claims reserves in our property catastrophe reinsurance unit increased our net income by $131.6 million, increased our net income $93.1 million, and decreased our net income by $13.9 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, minority interest and income tax expense.

Actual Results vs. Initial Estimates

The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our property catastrophe reinsurance unit. As discussed above, the key assumption in estimating reserves for our property catastrophe reinsurance unit is our estimate of ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2006, 2007 and 2008, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at

December 31, 2008 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2008 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries. It also does not consider the impact of loss related premium or DaVinciRe minority interest.

Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages) Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) of Current Ultimate	Claims and Claim Expense Reserves as of December 31, 2008	% of Claims and Claim Expenses Unpaid as of December 31, 2008
		2006	2007	2008
1994	$100,816	$137,623	$137,491	$137,396	$(36,580)	(36.3)%	$2,624	1.9%
1995	72,561	64,236	64,234	64,086	8,475	11.7	489	0.8
1996	67,671	45,955	45,868	45,855	21,816	32.2	4	0.0
1997	43,050	7,213	7,200	7,203	35,847	83.3	21	0.3
1998	129,171	154,943	154,797	154,701	(25,530)	(19.8)	3,251	2.1
1999	267,981	215,420	209,540	207,884	60,097	22.4	10,827	5.2
2000	54,600	19,334	19,118	18,793	35,807	65.6	683	3.6
2001	257,285	226,261	225,486	220,220	37,065	14.4	28,747	13.1
2002	155,573	75,967	74,589	73,353	82,220	52.8	9,805	13.4
2003	126,312	79,099	77,042	76,736	49,576	39.2	9,513	12.4
2004	762,392	857,537	851,586	846,652	(84,260)	(11.1)	46,445	5.5
2005	1,473,974	1,501,226	1,461,140	1,380,484	93,490	6.3	180,279	13.1
2006	121,754	121,754	77,093	63,153	58,601	48.1	3,561	5.6
2007	245,892	—	245,892	210,447	35,445	14.4	121,503	57.7
2008	599,481	—	—	599,481	—	—	443,417	74.0

	$4,478,513	$3,506,568	$3,651,076	$4,106,444	$372,069	9.6%	$861,169	21.0%

As quantified in the table above, since the inception of the Company in 1993 we have experienced $372.1 million of cumulative favorable development on the run-off of our gross reserves within our property catastrophe reinsurance unit. This represents 9.6% of our initial estimated gross claims and claim expenses for accident years 2007 and prior of $3.9 billion and is calculated based on our estimates of claims and claim expense reserves as of December 31, 2008, compared to our initial estimates of ultimate claims and claim expenses, as of the end of each accident year. As described above, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe excess of loss reinsurance contracts, we have experienced development, both favorable and unfavorable, in any given accident year in amounts that exceed our inception to date percentage of 9.6%. For example, our 1997 accident year developed favorably by $35.8 million, which is 83.3% better than our initial estimates of claims and claim expenses for the 1997 accident year as estimated as of December 31, 1997, while our 1994 accident year developed unfavorably by $36.6 million, or 36.3%. On a net basis our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, and minority interest for changes in claims and claim expenses that impact DaVinciRe, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.

The percentage of claims unpaid at December 31, 2008 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. As seen above, claims and claim expenses for the 2004 accident year have to date been paid quickly compared to prior accident years. This is due to the fact that hurricanes Charley, Frances, Ivan and Jeanne which occurred in 2004 have been rapid claims paying events. This is driven in part by the mix of our business in Florida, which primarily includes property catastrophe excess of loss reinsurance for personal lines property coverage, rather than commercial property coverage or retrocessional coverage, and the speed of the settlement and payment of claims by our underlying cedants. In contrast, our 2001 accident year, which includes losses from the events of September 11, 2001, and our 2005 accident year, which includes significant losses from hurricane Katrina, includes a higher mix of commercial business and retrocessional coverage where the underlying claims of our cedants tend to be settled and paid more slowly. In addition, claims from our underlying cedants for the 2001 and 2005 accident years are subject to more complex coverage and legal matters due to the complexity of the catastrophic events taking place in those years.

Sensitivity Analysis

The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2008 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events within our property catastrophe reinsurance business unit. The reasonably likely changes are based on an historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claim reserves age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or DaVinciRe minority interest.

Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)

	Ultimate Claims and Claim Expenses as of December 31, 2008	$ Impact of Change in Ultimate Claims and Claim Expenses as of December 31, 2008	% Impact of Change in Ultimate Claims and Claim Expenses as of December 31, 2008	% Impact of Change on Net Income for the Year Ended December 31, 2008	% Impact of Change on Shareholders’ Equity as of December 31, 2008
Higher	$4,457,413	$350,969	8.5%	(1209.4%)	(11.6%)
Recorded	4,106,444	—	—	—	—
Lower	$3,755,475	$(350,969)	(8.5%)	1209.4%	11.6%

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

Specialty Reinsurance

Within our specialty reinsurance business unit we write a number of reinsurance lines such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, catastrophe exposed personal lines property, casualty clash, property per risk, catastrophe exposed personal lines property and other specialty lines of reinsurance, which we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide some proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis. We expanded our specialty reinsurance business in 2002 and have increased our presence in the specialty reinsurance market since that time.

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

Within our specialty reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Typically, our quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing our overall experience by underwriting year and in the aggregate. We monitor our expected ultimate claims and claim expense ratios and expected loss reporting assumptions on a quarterly basis and compare them to our actual experience. These actuarial assumptions are generally reviewed annually, based on input from our actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage we provide, changes in industry standards, as well as our actual experience, to the extent we have enough data to rely on our own experience. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2008, 2007 and 2006, changes to our prior year estimated claims reserves in our specialty reinsurance unit increased our net income by $56.5 million, $101.3 million and $139.2 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, DaVinciRe minority interest and income tax expense.

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

Actual vs. Initial Estimated Specialty Reinsurance Claims and Claim Expense Reserve Analysis—Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate as of
		December 31, 2006	December 31, 2007	December 31, 2008
2002	77.2%	29.7%	24.4%	24.7%
2003	76.8	31.1	28.5	30.3
2004	78.2	58.7	49.8	46.1
2005	78.2	55.4	49.3	42.4
2006	76.6	57.6	59.5	55.1
2007	62.9	—	91.9	73.9
2008	57.9	—	—	89.4

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our specialty reinsurance unit as of the end of each calendar year. Until 2007, our initial estimated ultimate remained relatively constant between 76.6% in 2006 and 78.2% in 2004 and 2005. This reflects the fact that management had not made significant changes to its initial estimates of expected ultimate claims and claim expense ratios from one underwriting year to the next. The principal reason for the modest changes from one underwriting year to the next is that the mix of business has changed. For example, the mix of business for the 2007 and 2008 underwriting years have a lower initial expected ultimate claims and claim expense ratio than in prior years as it is more heavily weighted to business that is expected to produce a lower level of losses. The decrease in the initial estimated ultimate claims and claim expense ratio from 2006 to 2008 also reflects assumption changes made for certain classes of business where our experience, and the industry experience in general, has been better than expected and, as a result, we decreased our initial estimated ultimate claims and claim expense ratio for these classes of business.

As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios have decreased significantly from the initial estimates for the 2002 through 2005 underwriting years. This was principally due to our 2005 reserve review. During our 2005 reserve review, we further segmented the specialty business with the aim of grouping risks into more homogeneous categories which respond to the evolution of actual exposures. This became possible as the volume of this business increased over the three preceding years. This further segmentation required the selection of loss reporting patterns to be applied to these new groups. We also updated our assumptions for our original loss reporting patterns based on a combination of new industry information and actual experience accumulated over the three preceding years. The assumptions for the new loss reporting patterns were applied to all prior underwriting years. In addition, we made explicit allowances for commuted contracts whereas previously these were considered in the overall reserving assumptions. We also reviewed substantially all of our case reserves and additional case reserves. The result of the foregoing was a decrease in our specialty reinsurance re-estimated ultimate claims and claim expense reserves in 2005. Subsequent to this reserve review, the results of our specialty book of business have been mixed. The 2006 underwriting year includes favorable development as actual paid and reported losses during 2006 have been less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this year. However, the 2008 and 2007 underwriting years have performed worse than expected and our current estimates are significantly higher than our initial estimates. This is due in part to the losses in our casualty clash line of business in 2008 and 2007, associated with exposure to the deterioration of the credit and capital markets in 2008 as well the Madoff matter discovered in the fourth quarter of 2008 and with sub-prime exposure in 2007. As noted above, our specialty reinsurance business is characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long term trends or industry standards may imply.

As noted above, some of our specialty reinsurance contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the events which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2003 to 2008 impacting our specialty unit principally include hurricanes Katrina, Rita and Wilma, which occurred in 2005. Our estimate of ultimate net claims and claim expenses from hurricanes Katrina, Rita and Wilma, within our specialty reinsurance unit, net of reinsurance recoveries and assumed and ceded loss related premium, totaled $98.8 million, $77.1 million, $73.1 million and $73.1 million at December 31, 2005, 2006, 2007 and 2008, respectively.

Sensitivity Analysis

The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2008 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2008 claims and claim expense reserves within our specialty reinsurance business unit. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or DaVinciRe minority interest.

Specialty Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)
Estimated Ultimate Claims and Claim Expense Ratio	Estimated Loss Reporting Pattern	$ Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2008	% Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2008		% Impact of Change in Net Income for the Year Ended December 31, 2008		% Impact of Change in Shareholders’ Equity as of December 31, 2008
Increase expected claims and claim expense ratio by 25%	Slower reporting	$229,588	36.1%		(791.1%	)	(7.6%	)
Increase expected claims and claim expense ratio by 25%	Expected reporting	96,837	15.2%		(333.7%	)	(3.2%	)
Increase expected claims and claim expense ratio by 25%	Faster reporting	(14,578)	(2.3%	)	50.2%		0.5%
Expected claims and claim expense ratio	Slower reporting	106,201	16.7%		(366.0%	)	(3.5%	)
Expected claims and claim expense ratio	Expected reporting	—	—		—		—
Expected claims and claim expense ratio	Faster reporting	(89,132)	(14.0%	)	307.1%		2.9%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(17,187)	(2.7%	)	59.2%		.6%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(96,837)	(15.2%	)	333.7%		3.2%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	$(163,686)	(25.7%	)	564.0%		5.4%

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

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the underlying insurance policy. Our principal contracts include insurance policies and quota share reinsurance with respect to risks including: 1) multi-peril crop, which includes multi-peril crop insurance, crop hail and other named peril agriculture risk management products; 2) commercial property, which principally includes catastrophe-exposed commercial property products; 3) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

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

During the twelve months ended December 31, 2008, 2007 and 2006, changes to our prior year estimated claims reserves in our Individual Risk unit increased our net income by $46.7 million, $38.8 million and $11.3 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions and income tax expense.

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

Actual vs. Initial Estimated Individual Risk Segment Claims and Claim Expense Reserve Analysis—Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Expected Ultimate Claims and Claim Expense Ratio
Accident Year	Initial Estimate	Re-estimate as of
		December 31, 2006	December 31, 2007	December 31, 2008
2003	55.3%	38.2%	38.0%	37.3%
2004	59.2	48.9	48.1	46.3
2005	51.9	49.5	49.1	48.4
2006	55.8	54.1	51.8	50.2
2007	55.9	—	50.9	43.7
2008	68.5	—	—	66.2

The table above shows that our initial estimated ultimate claims and claim expense ratios for attritional losses for each new accident year within our Individual Risk segment as of the end of each calendar year, have historically stayed relatively constant between 2003 and 2007. This reflects the fact that management has not made significant changes to its estimated initial expected ultimate claims and claim expense ratio from one period to the next. The principal reason for the changes from one year to the next is that the mix of business has changed. For example, during 2008, our initial estimated ultimate claims and claim expense ratio increased relative to the preceding five years, as a result of the increase in our multi-peril crop insurance line of business which has a higher net claims and claim expenses ratio relative to the other lines of business within the Individual Risk segment and comprises a larger percentage of our overall Individual Risk premiums. As each accident year has developed, our re-estimated ultimate claims and claim expense ratios have generally been reduced. This reflects the impact of actual experience in our Individual Risk business where actual paid and reported losses to date for attritional losses are less than originally expected. As described above, under the Bornhuetter-Ferguson actuarial technique less weight is placed on initial estimates and more weight is placed on actual experience as our claims and claim expense reserves age.

As noted above, some of our Individual Risk contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the event which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2004 to 2008 principally include hurricanes Charley, Frances, Ivan and Jeanne in 2004, hurricanes Katrina, Rita and Wilma in 2005, and hurricanes Gustav and Ike in 2008. Our ultimate net claims and claim expenses from these events within our Individual Risk segment, net of reinsurance recoveries and assumed and ceded loss related premium, are shown in the table below.

	Estimated Net Claims and Claim Expenses
Events	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
(in thousands)

Charley, Frances, Ivan and Jeanne	$158,303	$182,327	$184,593	$185,829	$189,863
Katrina, Rita and Wilma	—	140,080	134,953	131,620	127,874
Gustav and Ike	$—	$—	$—	$—	$40,298

Sensitivity Analysis

The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2008 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2008 claims and claim expense reserves within our Individual Risk segment. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries or loss related premium and is before tax.

Individual Risk Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)
Estimated Ultimate Claims and Claim Expense Ratio	Estimated Loss Reporting Pattern	$ Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2008	% Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2008		% Impact of Change in Net Income for the Year Ended December 31, 2008		% Impact of Change in Shareholders’ Equity as of December 31, 2008
Increase expected claims and claim expense ratio by 10%	Slower reporting	$113,126	17.1%		(389.8%	)	(3.7%	)
Increase expected claims and claim expense ratio by 10%	Expected reporting	39,488	6.0%		(136.1%	)	(1.3%	)
Increase expected claims and claim expense ratio by 10%	Faster reporting	(21,053)	(3.2%	)	72.5%		0.7%
Expected claims and claim expense ratio	Slower reporting	67,676	10.2%		(233.2%	)	(2.2%	)
Expected claims and claim expense ratio	Expected reporting	—	—		—		—
Expected claims and claim expense ratio	Faster reporting	(55,037)	(8.3%	)	189.7%		1.8%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	22,441	3.4%		(77.3%	)	(0.7%	)
Decrease expected claims and claim expense ratio by 10%	Expected reporting	(39,488)	(6.0%	)	136.1%		1.3%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	$(89,021)	(13.4%	)	306.8%		2.9%

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

We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. The valuation allowance recorded against losses recoverable was $8.7 million at December 31, 2008 (2007 – $8.9 million). The reinsurers with the three largest balances accounted for 26.6%, 18.2% and 8.1%, respectively, of our losses recoverable balance at December 31, 2008 (2007 – 19.5%, 17.7% and 10.0%, respectively). The three largest company-specific components of the valuation allowance represented 40.5%, 23.0% and 9.6% of our total valuation allowance at December 31, 2008 (2007 – 39.4%, 22.5% and 10.5%).

Fair Value Measurements and Impairments

Fair Value

The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses, is pervasive within our financial statements, and is a critical accounting policy and estimate for us. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. We recognize unrealized gains and losses arising from changes in fair value in our statements of operations, with the exception of unrealized gains and losses on our fixed maturity investments available for sale, which currently are recognized as a component of accumulated other comprehensive income in shareholders’ equity.

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of observable pricing inputs. Financial instruments with quoted prices in active markets require less judgment in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Observable pricing inputs are affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, and the characteristics specific to the transaction and general market conditions.

Under FAS 157, assets and liabilities recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available to measure the fair value. The three levels of the fair value hierarchy under FAS 157 are described below:

•

Fair values determined by Level 1 inputs utilize unadjusted quoted prices obtained from active markets for identical assets or liabilities that the Company has access to. The fair value is determined by multiplying the quoted price by the quantity held by the Company;

•

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals, broker quotes and certain pricing indices; and

•

Level 3 inputs are based on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In these cases, significant management assumptions can be used to establish management’s best estimate of the assumptions used by other market participants in determining the fair value of the asset or liability.

See “Note 6. Fair Value Measurements in the Notes to the Consolidated Financial Statements” for additional information about fair value measurements.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis:

At December 31, 2008	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)

Assets
Fixed maturity investments available for sale	$2,996,885	$467,480	$2,529,405	$—
Short term investments	2,172,343	—	2,172,343	—
Other investments	773,475	—	391,395	382,080
Other secured assets	76,424	—	76,424	—
Other (liabilities) and assets (1)	(8,714)	31,167	2,631	(42,512)

	$6,010,413	$498,647	$5,172,198	$339,568

Percentage of total fair value assets and liabilities	100.0%	8.3%	86.1%	5.6%

(1)	Other assets of $34.3 million, $29.9 million and $10.3 million are included in Level 1, Level 2 and Level 3, respectively. Other liabilities of $3.1 million, $27.3 million and $52.8 million are included in Level 1, Level 2 and Level 3, respectively.

As at December 31, 2008, we classified $392.4 million and $52.8 million of assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 4.9% and 1.3% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.

Impairments

Fixed Maturity Investments Available For Sale

On a quarterly basis we assess whether declines in the fair value of our fixed maturity investments available for sale represent impairments that are other than temporary. There are several factors that we consider in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where we have determined that there is an other than temporary decline in the fair value of the security, the cost of the security is written down to its fair value and the unrealized loss at the time of determination is reflected in the consolidated statements of operations. After recording the other than temporary impairment charges, we then must determine which investments are impaired due to issuer credit risk. For investments which we do not expect to collect the full principal amount of the investment at maturity, we do not accrete the discount to par of these investments. For those impairments which are driven by other factors, such as changes in interest rates, we accrete the discount to par over the remaining expected average life of the investment as we expect to collect our principal if such investment is held to maturity.

The majority of our fixed maturity investments available for sale are currently managed by external investment managers in accordance with specific investment mandates and guidelines. The investment managers are currently directed to manage our investments to maximize total investment return in accordance with these investment mandates and guidelines. While we have adequate capital and liquidity to support our operations and to hold our fixed maturity investments available for sale which are in an unrealized loss position until they recover in value, we have not prohibited or restricted our investment managers from selling these investments and our investment managers actively trade our investments. We are therefore unable to represent or certify that we have the intent or ability to hold these investments until they recover in value. As a consequence, we have impaired principally all of our fixed maturity investments available for sale that were in an unrealized loss position at each quarterly reporting date throughout the three years presented. During the year ended December 31, 2008, the Company recorded $217.0 million in other than temporary impairment charges (2007 – $25.5 million, 2006 – $46.4 million) including impairment charges for which we believe we will not be able to recover the full principal amount if the impaired security is held to maturity, of $8.3 million (2007 – $nil, 2006 – $0.1 million). As of December 31, 2008 and 2007, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position.

Investments in Other Ventures, Under Equity Method

Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other than temporary, is impaired and is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2008, the Company had $99.9 million (2007 – $90.6 million) in investments in other ventures, under equity method on its consolidated balance sheets, including $8.5 million of goodwill and $41.3 million of other intangible assets (2007 – $nil and $nil).

In determining whether an equity method investment is impaired, we look at a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, and our intent and ability to hold the investment until it recovers in value. In doing this, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. During the year ended December 31, 2008, the Company recorded $1.0 million (2007 – $nil, 2006 – $nil) in other than temporary impairment charges related to investments in other ventures, under the equity method.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired are initially recorded at fair value. Subsequent to initial recognition, finite lived other intangible assets are amortized over their estimated useful life, subject to impairment, and goodwill and indefinite lived other intangible assets are carried at the lower of cost or fair value. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding expense reflected in our consolidated statements of operations.

We test goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill and other intangible assets are tested based on the cash flows they produce. There are many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. As at December 31, 2008, our consolidated balance sheets include $26.0 million of goodwill (2007 – $2.3 million) and $48.2 million of other intangible assets (2007 – $3.9 million). Impairment charges were $nil during 2008 (2007 – $nil, 2006 – $nil).

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by third party program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and third party program managers, together with historical experience and judgment. Total premiums written estimated in our Individual Risk business at December 31, 2008, 2007 and 2006 were $12.9 million, $6.5 million and $16.2 million, respectively, and total estimated premiums earned were $2.5 million, $0.9 million and $6.8 million, respectively. Total earned commissions estimated at December 31, 2008, 2007 and 2006 were $2.4 million, $0.2 million and $3.4 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date such subsequent adjustments have not been material.

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

Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon paid losses and case reserves. Reinstatement premiums are earned when written.

Ceded premiums are also recognized on the date the contract is bound and are deducted from gross premiums written, to arrive at net premiums written. Ceded premiums are earned over the terms of the related contracts and policies, and are reflected as a reduction to gross premiums earned to arrive at net premiums earned.

Income Taxes

Income taxes have been provided in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), on those operations which are subject to income tax. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, unearned premium reserves, net operating loss carryforwards, intangible assets, accrued expenses, deferred policy acquisition costs and certain investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

At December 31, 2008, our net deferred tax asset and valuation allowance were $17.0 million (2007 – $18.7 million) and $1.4 million (2007 – $3.1 million), respectively (see Note 17 of the consolidated financial statements for more information). At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction. In 2008, 2007 and 2006, we generated cumulative taxable income in our U.S. tax-paying subsidiaries which was offset by the utilization of a net operating loss carryforward. During 2008 and 2007, our valuation allowance was reassessed and we now believe that it is more likely than not that we will continue to generate taxable income in our U.S. tax-paying subsidiaries and therefore be able to recover all of our U.S. net deferred tax asset. As a result, we reduced our valuation allowance for the years ending December 31, 2008 and December 31, 2007 by $1.7 million and $25.8 million, respectively. This resulted in a corresponding increase to net income in 2008 and 2007, respectively. Projections of future taxable income incorporate several assumptions of future business and operations that are likely to differ from actual experience.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 became effective for us on January 1, 2007. The Company had no unrecognized tax benefits upon adoption of FIN 48 and through the period ended December 31, 2008. Tax years ending December 31, 2005 through December 31, 2007 are open for examination by the Internal Revenue Service.

SUMMARY OF RESULTS OF OPERATIONS FOR 2008, 2007 AND 2006

Summary Overview

Year ended December 31,	2008	2007	2006
(in thousands, except per share amounts and ratios)

Highlights

Gross premiums written	$1,736,028	$1,809,637	$1,943,647
Net premiums written	1,353,620	1,435,335	1,529,620
Net premiums earned	1,386,824	1,424,369	1,529,777
Net claims and claim expenses incurred	760,489	479,274	446,230
Underwriting income	290,617	579,701	693,264
Net investment income	24,231	402,463	318,106
Net realized (losses) gains on investments	(206,314)	1,293	(34,464)
Net (loss) income (attributable) available to common shareholders	(13,280)	569,575	761,635

Total assets	$7,984,051	$8,286,355	$7,769,026
Total shareholders’ equity	$3,032,743	$3,477,503	$3,280,497

Per share data

Net (loss) income (attributable) available to common shareholders per common share – diluted (1)	$(0.21)	$7.93	$10.57
Dividends per common share	$0.92	$0.88	$0.84
Book value per common share	$38.74	$41.03	$34.38
Accumulated dividends per common share	7.92	7.00	6.12

Book value per common share plus accumulated dividends	$46.66	$48.03	$40.50

Change in book value per common share plus accumulated dividends	(2.9%)	18.6%	35.9%

Key ratios

Net claims and claim expense ratio – current accident year	71.8%	50.0%	38.1%
Net claims and claim expense ratio – prior accident years	(17.0%)	(16.4%)	(8.9%)

Net claims and claim expense ratio – calendar year	54.8%	33.6%	29.2%
Underwriting expense ratio	24.2%	25.7%	25.5%

Combined ratio	79.0%	59.3%	54.7%

Return on average common equity	(0.5%)	20.9%	36.3%

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding–basic, when in a net loss position.

We incurred a $13.3 million net loss attributable to common shareholders in 2008 which represents a $582.9 million decrease from $569.6 million of net income available to common shareholders in 2007. In 2006, we generated $761.6 million of net income available to common shareholders which represents the highest net income available to common shareholders that the Company has recorded since its inception. As a result of our net loss attributable to common shareholders in 2008, we incurred a negative 0.5% return on average common equity and our book value per common share plus accumulated dividends decreased from $48.03 at December 31, 2007 to $46.66 at December 31, 2008, a 2.9% decrease. In 2007 and 2006, we generated returns on average common equity of 20.9% and 36.3%, respectively, and increased our book value per common share plus accumulated dividends by 18.6% and 35.9%, respectively.

During 2008, the most significant events affecting our financial performance on a comparative basis to 2007 include:

•

Lower Investment Results – our net investment income decreased $378.2 million to $24.2 million in 2008 from $402.5 million in 2007, driven by $219.6 million of net investment losses within our other investments, principally private equity partnerships, hedge funds and bank loan funds, which represents a $325.1 million decrease from $105.5 million of net investment income on these investments in 2007. In addition, net investment income from our short term investments decreased $70.0 million to $48.4 million in 2008 from $118.5 million in 2007, as a result of a reduction in short term interest rates and lower average balances for these investments. In addition, other than temporary impairments in our portfolio of fixed maturity investments available for sale increased by $191.5 million in 2008 to $217.0 million, compared to $25.5 million in 2007, primarily due to widening credit spreads as a result of the turmoil in the financial markets;

•

Lower Underwriting Income – our underwriting income decreased $289.1 million to $290.6 million in 2008 and our combined ratio increased 19.7 percentage points to 79.0% for the year, compared to $579.7 million of underwriting income and a combined ratio of 59.3% in 2007. The decrease in our underwriting income was principally driven by hurricanes Gustav and Ike, which as described in more detail below, generated underwriting losses of $419.1 million and increased our combined ratio by 32.3 percentage points; and

•

Lower Minority Interest – our minority interest expense decreased $109.3 million to $55.1 million in 2008, compared to $164.4 million in 2007, principally due to the reduction in net investment income and underwriting income as noted above which also impacted DaVinciRe and decreased its net income in 2008 and consequently decreased our minority interest expense.

Following is supplemental financial data regarding the net financial statement impact on our results for 2008 due to hurricanes Gustav and Ike:

Year ended December 31, 2008	Gustav	Ike	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(77,013)	$(391,018)	$(468,031)
Net reinstatement premiums earned	8,821	44,784	53,605
Lost profit commissions	(1,901)	(2,789)	(4,690)

Net impact on underwriting result	(70,093)	(349,023)	(419,116)
Minority interest–DaVinciRe	22,607	120,275	142,882

Net negative impact	$(47,486)	$(228,748)	$(276,234)

Impact on combined ratio	5.2%	26.7%	32.3%

The net negative impact from hurricanes Gustav and Ike includes the sum of net claims and claim expenses incurred, assumed and ceded reinstatement premiums earned, lost profit commissions, assessment related losses and expenses, and minority interest. Net negative impact is based on management’s estimates following a review of our potential exposures and discussions with our counterparties. Given the magnitude and recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if the Company’s reinsurers or other obligors fail to meet their obligations. Actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues. Changes to these estimates will be recorded in the periods in which they occur.

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

•

Declining Claims – a significant decrease in net claims and claim expenses as a result of light insured catastrophe loss activity for 2006; our net claims and claims expenses were significantly impacted by hurricanes Katrina, Rita and Wilma in 2005, and losses of that magnitude did not occur in 2006; and

•

Higher Net Investment Income – a significant increase in net investment income due to higher average invested assets due to the generation of cash flow from operations during the year that was invested in our investment portfolio, combined with higher average yields on our portfolio of fixed maturity investments available for sale and short term investments.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the years ended December 31, 2008, 2007 and 2006:

Reinsurance segment overview

Year ended December 31,	2008	2007	2006
(in thousands)

Gross premiums written (1)	$1,154,391	$1,290,420	$1,321,163

Net premiums written	$871,893	$1,024,493	$1,039,103

Net premiums earned	909,759	957,661	972,017
Net claims and claim expenses incurred	440,900	241,118	148,052
Acquisition expenses	105,437	119,915	115,324
Operational expenses	81,797	67,969	72,405

Underwriting income	$281,625	$528,659	$636,236

Net claims and claim expenses incurred – current accident year	$629,022	$435,495	$273,286
Net claims and claim expenses incurred – prior accident years	(188,122)	(194,377)	(125,234)

Net claims and claim expenses incurred – total	$440,900	$241,118	$148,052

Net claims and claim expense ratio – current accident year	69.1%	45.5%	28.1%
Net claims and claim expense ratio – prior accident years	(20.6%)	(20.3%)	(12.9%)

Net claims and claim expense ratio – calendar year	48.5%	25.2%	15.2%
Underwriting expense ratio	20.5%	19.6%	19.3%

Combined ratio	69.0%	44.8%	34.5%

(1)	Includes gross premiums ceded from the Individual Risk segment to the Reinsurance segment of $5.7 million, $37.4 million and $66.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased $136.0 million, or 10.5%, to $1,154.4 million in 2008, compared to $1,290.4 million in 2007, primarily due to the then softening market conditions in 2008 which resulted in lower premium rates and a reduction in business that met our underwriting standards and partially offset by $58.4 million of reinstatement premiums written following hurricanes Gustav and Ike. As discussed below, in 2007 we entered into a large transaction in our specialty reinsurance unit that renewed at a lower participation rate and on a smaller premium base in 2008, resulting in a $66.4 million decrease in gross premiums written from this contract in our Reinsurance segment, compared to 2007.

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

For 2006, our gross premiums written in our Reinsurance segment increased by $118.2 million to $1,321.2 million, compared to 2005, primarily due to the favorable pricing and terms experienced during our 2006 catastrophe reinsurance renewals. The improved pricing and terms for our 2006 catastrophe reinsurance renewals was principally driven by a hardening property catastrophe reinsurance market following the large catastrophes occurring during 2005. In 2006, we also wrote $114.0 million of gross premiums on behalf of two new fully-collateralized joint ventures which were established to take advantage of the favorable pricing and terms in 2006. The increase in our catastrophe gross premiums written more than offset a significant decline in our specialty reinsurance premium in 2006.

Gross Premiums Written by Geographic Region

The following is a summary of our gross reinsurance premiums written, excluding premiums assumed from our Individual Risk segment, allocated to the territory of coverage exposure:

Reinsurance segment gross premiums written

	2008		2007		2006
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Property catastrophe reinsurance
United States and Caribbean	$745,016	64.8%	$735,322	58.7%	$792,311	63.1%
Worldwide (excluding U.S) (1)	75,489	6.6	66,392	5.3	71,116	5.7
Europe	72,153	6.3	111,702	8.9	73,500	5.9
Worldwide	67,371	5.9	27,577	2.2	68,575	5.5
Australia and New Zealand	5,455	0.5	4,360	0.3	2,732	0.2
Other	23,465	2.0	20,374	1.6	23,972	1.9
Specialty reinsurance (2)	159,770	13.9	287,316	23.0	222,049	17.7

Total Reinsurance gross premiums written (3)	$1,148,719	100.0%	$1,253,043	100.0%	$1,254,255	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and worldwide risks.

(3)	Reinsurance segment gross premiums written excludes $5.7 million, $37.4 million and $66.9 million of premiums assumed from the Individual Risk segment in 2008, 2007 and 2006, respectively.

Our property catastrophe reinsurance gross premiums written continues to be characterized by a large percentage of U.S. and Caribbean premium as we have found business derived from exposures in Europe and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Ceded Premiums Written

Year ended December 31,	2008	2007	2006
(in thousands)

Ceded premiums written – Reinsurance segment	$282,498	$265,927	$282,060

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

Ceded premiums written increased by $16.6 million in 2008, primarily as a result of the Company electing to purchase additional reinsurance protection due to appropriately priced coverage being available during 2008 and partially offset by the Company electing to not participate in a fully-collateralized joint venture due to a decrease in demand for these vehicles in 2008 compared to 2007.

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

Ceded premiums written increased by $103.1 million in 2006, primarily as a result of the utilization in the 2006 U.S. hurricane season of two fully-collateralized joint ventures, Starbound Re and Tim Re, pursuant to which $114.0 million of assumed catastrophe reinsurance premium was fully ceded to those entities.

To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk; however, the buying of ceded reinsurance in our Reinsurance segment is based on market opportunities and is not based on placing a specific reinsurance program each year. In addition, in future periods we may utilize the growing market for cat-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverages attractive.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $281.6 million of underwriting income and a combined ratio of 69.0% in 2008, representing a $247.0 million decrease in underwriting income and a 24.2 percentage point increase in our combined ratio compared to 2007. The decrease in underwriting income in 2008 was principally driven by a $199.8 million increase in net claims and claim expenses, principally driven by losses associated with hurricanes Gustav and Ike, combined with a $47.9 million decrease in net premiums earned due to the decrease in gross premiums written noted above. Hurricanes Gustav and Ike resulted in $378.8 million in underwriting losses and increased the Reinsurance segment’s combined ratio by 46.6 percentage points, as detailed in the table below. The most significant losses in 2007 were from Kyrill, the U.K. floods and sub-prime related casualty losses which collectively resulted in $217.5 million of net claims and claim expenses.

	Reinsurance
Year ended December 31, 2008	Gustav	Ike	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(65,753)	$(366,771)	$(432,524)
Net reinstatement premiums earned	8,821	49,575	58,396
Lost profit commissions	(1,901)	(2,789)	(4,690)

Net impact on underwriting result	$(58,833)	$(319,985)	$(378,818)

Impact on combined ratio	6.8%	39.0%	46.6%

In 2007, we generated underwriting income of $528.7 million and recorded a net claims and claim expense ratio of 25.2%, an expense ratio of 19.6%, and a combined ratio of 44.8%, compared to $636.2 million of underwriting income, a net claims and claim expense ratio of 15.2%, an expense ratio of 19.3% and a combined ratio of 34.5%, in 2006. The decrease in underwriting income in 2007 was principally driven by an increase in net claims and claims expenses which was primarily due to $217.5 million of net claims and claim expenses from Kyrill, the U.K. floods and sub-prime related casualty losses and partially offset by a $69.1 million increase in favorable development on prior year reserves. Hurricanes Katrina, Rita and Wilma resulted in $1,076.1 million of net claims and claim expenses in 2005 and added 113.6 percentage points to our net claims and claim expense ratio in 2005. There was an absence of large, land falling hurricanes and other catastrophes impacting the insurance industry in 2007 and 2006, which substantially contributed to the significant improvement in our underwriting profits in 2007 and 2006, compared to 2005.

Our underwriting results over the last three years have been, and may well continue to be, impacted by prior year reserve development. Our prior year reserves experienced $188.1 million, $194.4 million and $125.2 million of net favorable development in 2008, 2007 and 2006, respectively. For 2008, the favorable prior year reserve development was principally the result of a reduction in ultimate net losses associated with the 2005 hurricanes, Katrina, Rita and Wilma. The favorable prior year reserve development in 2007 was principally attributable to a reduction in our catastrophe unit ultimate losses related to the 2006 and 2005 accident years, combined with continued lower than expected claims emergence in our specialty unit. The favorable prior year reserve development in 2006 was principally driven by our specialty reinsurance unit as a result of the application of our formulaic reserving methodology for this book of business with the reductions being due to actual paid and reported loss activity being better than what we anticipated when setting the initial IBNR reserves. In addition, within our specialty reinsurance unit, $46.0 million of the favorable development in 2006 was driven by a reduction in carried reserves due to commutations.

Losses from our property catastrophe reinsurance and specialty reinsurance policies can be infrequent, but severe, as demonstrated by our 2008 results compared to 2007 and 2006. During periods with low levels of property catastrophe loss activity, such as 2007 and 2006, we have the potential to produce a low level of losses and a related increase in underwriting income. As described above, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of the costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition expenses are driven by contract terms and are normally a set percentage of premiums and, accordingly, these costs will normally move in line with the fluctuation in gross premiums earned. In 2008, the acquisition expense ratio of 11.6% was slightly lower than the 12.5% recorded in 2007. In 2006, the acquisition expense ratio was 11.9%.

Operating expenses consist of salaries and other general and administrative expenses. In 2008, operating expenses increased $13.8 million to $81.8 million primarily as a result of increased headcount and the related increase in compensation, general and administrative expenses. Operating expenses decreased by $4.4 million to $68.0 million in 2007 when compared to 2006, principally due to the Company reviewing and updating its methodology for allocating certain operating expenses combined with an increase in fee income as discussed below. Our operating expense ratio may increase over time, as a result of factors including the absolute and comparative growth of our operating expenses, further refinements to internal expense allocations, and market trends and dynamics.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $47.8 million, $29.5 million and $10.5 million in 2008, 2007 and 2006, respectively and resulted in a corresponding decrease to the underwriting expense ratio of 5.3%, 3.1% and 1.1% for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in minority interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment were $77.3 million, $80.6 million and $55.4 million for the years ending December 31, 2008, 2007 and 2006, respectively.

Catastrophe

Catastrophe overview

Year ended December 31,	2008	2007	2006
(in thousands, except percentages)

Property catastrophe gross premiums written
Renaissance	$633,611	$662,987	$773,638
DaVinci	361,010	340,117	325,476

Total property catastrophe gross premiums written (1)	$994,621	$1,003,104	$1,099,114

Net premiums written	$712,341	$737,177	$817,054

Net premiums earned	717,570	726,265	733,777
Net claims and claim expenses incurred	372,760	128,573	131,475
Acquisition expenses	62,038	77,089	82,936
Operational expenses	62,626	49,370	47,364

Underwriting income	$220,146	$471,233	$472,002

Net claims and claim expenses incurred – current accident year	$504,351	$221,662	$117,528
Net claims and claim expenses incurred – prior accident years	(131,591)	(93,089)	13,947

Net claims and claim expenses incurred – total	$372,760	$128,573	$131,475

Net claims and claim expense ratio – current accident year	70.3%	30.5%	16.0%
Net claims and claim expense ratio – prior accident years	(18.4%)	(12.8%)	1.9%

Net claims and claim expense ratio – calendar year	51.9%	17.7%	17.9%
Underwriting expense ratio	17.4%	17.4%	17.8%

Combined ratio	69.3%	35.1%	35.7%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $5.7 million, $37.0 million and $64.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Catastrophe Reinsurance Gross Premiums Written – In 2008, our catastrophe reinsurance gross premiums written decreased $8.5 million, or 0.8%, to $994.6 million, compared to $1,003.1 million in 2007, principally due to the then softening market conditions in 2008 resulting in lower premium rates and a reduction in business that met the Company’s underwriting standards, combined with a $31.3 million decrease in gross premiums written assumed from our Individual Risk segment. Offsetting these decreases was $58.4 million of reinstatement premiums written and earned as a result of hurricanes Gustav and Ike during 2008. In the absence of this loss related premium our catastrophe gross premiums written would have decreased 6.7% in 2008 compared to the 0.8% decrease noted above.

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

During 2007, we wrote $59.4 million of gross premiums on behalf of Starbound II, a fully-collateralized joint venture, compared to 2006, when we wrote $114.0 million of gross premiums on behalf of two fully-collateralized joint ventures, Starbound Re and Tim Re, which were established to provide capacity to our clients and take advantage of the favorable pricing and terms that were available. These premiums are fully ceded to the fully-collateralized joint ventures in return for a profit commission and expense override. Due to market conditions, the Company elected not to participate in a new fully-collateralized joint venture in 2008.

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

Catastrophe Reinsurance Underwriting Results – Our 2008 catastrophe reinsurance unit underwriting results were negatively impacted from losses associated with hurricanes Gustav and Ike. We generated $220.1 million of underwriting income and recorded a net claims and claims expense ratio of 51.9%, underwriting expense ratio of 17.4% and combined ratio of 69.3% in 2008, compared to $471.2 million of underwriting income, a net claims and claim expense ratio of 17.7%, underwriting expense ratio of 17.4% and a combined ratio of 35.1% in 2007. Our 2008 accident year net claims and claim expenses of $504.4 million were $282.7 million higher than 2007, primarily as a result of losses associated with hurricanes Gustav and Ike. Hurricanes Gustav and Ike added 60.2 percentage points to the catastrophe unit’s combined ratio as detailed in the table below.

	Catastrophe
Year ended December 31, 2008	Gustav	Ike	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(65,753)	$(366,771)	$(432,524)
Net reinstatement premiums earned	8,821	49,575	58,396
Lost profit commissions	(1,901)	(2,789)	(4,690)

Net impact on underwriting result	$(58,833)	$(319,985)	$(378,818)

Impact on combined ratio	8.7%	50.2%	60.2%

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

Our catastrophe reinsurance unit experienced $131.6 million of favorable development in 2008 principally as a result of a reduction in ultimate net losses associated with the 2005 hurricanes, Katrina, Rita and Wilma. In 2007, we experienced $93.1 million of favorable development which improved our calendar year loss ratio by 12.8 percentage points, principally as a result of a reduction of ultimate losses for the 2006 and 2005 accident years, due to lower than expected reported claims. In 2006, we experienced $13.9 million of adverse development on prior year reserves, which increased our calendar year net claims and claims expenses ratio by 1.9 percentage points. We cannot provide assurance that favorable reserve releases will continue, or that we will not experience unfavorable reserve development in the future.

Specialty

Specialty overview

Year ended December 31,	2008	2007	2006
(in thousands, except percentages)

Specialty gross premiums written
Renaissance	$153,701	$277,882	$198,111
DaVinci	6,069	9,434	23,938

Total specialty gross premiums written (1)	$159,770	$287,316	$222,049

Net premiums written	$159,552	$287,316	$222,049

Net premiums earned	192,189	231,396	238,240
Net claims and claim expenses incurred	68,140	112,545	16,577
Acquisition expenses	43,399	42,826	32,388
Operational expenses	19,171	18,599	25,041

Underwriting income	$61,479	$57,426	$164,234

Net claims and claim expenses incurred – current accident year	$124,671	$213,833	$155,758
Net claims and claim expenses incurred – prior accident years	(56,531)	(101,288)	(139,181)

Net claims and claim expenses incurred – total	$68,140	$112,545	$16,577

Net claims and claim expense ratio – current accident year	64.9%	92.4%	65.4%
Net claims and claim expense ratio – prior accident years	(29.4%)	(43.8%)	(58.4%)

Net claims and claim expense ratio – calendar year	35.5%	48.6%	7.0%
Underwriting expense ratio	32.5%	26.6%	24.1%

Combined ratio	68.0%	75.2%	31.1%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Specialty unit of $nil, $0.4 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Specialty Reinsurance Gross Premiums Written – In 2008, our specialty reinsurance gross premiums written decreased $127.5 million, or 44.4%, to $159.8 million, compared to $287.3 million of gross premiums written in 2007. The decrease is principally due to one new large contract in 2007 that renewed in 2008 at a lower participation rate and on a smaller premium base than in 2007, resulting in a $66.4 million decrease in gross premiums written from this contract, combined with the then softening market conditions experienced in 2008, compared to 2007, which impacted principally all lines of business.

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

Specialty Reinsurance Underwriting Results – In 2008, our specialty reinsurance unit generated underwriting income of $61.5 million, a net claims and claim expense ratio of 35.5%, underwriting expense ratio of 32.5% and a combined ratio of 68.0%, compared to $57.4 million of underwriting income, a net claims and claim expense ratio of 48.6%, underwriting expense ratio of 26.6% and a combined ratio of

75.2% in 2007. The increase in underwriting income and decrease in the combined ratio in 2008 was primarily due to a decrease in net claims and claim expenses as a result of a $60.0 million reserve for casualty clash losses related to sub-prime events being established in the fourth quarter of 2007. Net underwriting losses in 2008 associated with sub-prime related losses as well as the Madoff matter, both arising out of exposures within our casualty clash line of business, were $2.5 million and $15.0 million, respectively, with the 2008 sub-prime related losses decreasing significantly from 2007. The decrease in net claims and claim expenses was partially offset by a decrease in net premiums earned as a result of the decrease in gross premiums written, as noted above.

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

Our specialty reinsurance unit experienced favorable development on prior year reserves of $56.5 million, $101.3 million and $139.2 million, in 2008, 2007 and 2006, respectively. The favorable development on prior year reserves in 2008 was due to reported claim activity being less than expected. The reductions in our prior year reserves in 2007 and 2006 were principally driven by the application of our formulaic reserving methodology used for this book of business with the decrease being due to actual paid and reported loss activity coming in better than what we anticipated when setting the initial reserve estimates. Our 2007 accident year was also favorably impacted by a reduction to our initial expected loss ratios for two lines of business. In addition, during 2006, $46.0 million of the $139.2 million favorable development in our specialty reinsurance unit was driven by a reduction in carried reserves due to commutations. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience. We cannot provide assurance that favorable reserve releases will continue, or that we will not experience unfavorable reserve development in the future.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for the years ended December 31, 2008, 2007 and 2006 for our Individual Risk segment:

Individual Risk segment overview

Year ended December 31,	2008	2007	2006
(in thousands, except percentages)

Gross premiums written	$587,309	$556,594	$689,392

Net premiums written	$481,727	$410,842	$490,517

Net premiums earned	$477,065	$466,708	$557,760
Net claims and claim expenses incurred	319,589	238,156	298,178
Acquisition expenses	108,116	135,015	165,373
Operational expenses	40,368	42,495	37,181

Underwriting income	$8,992	$51,042	$57,028

Net claims and claim expenses incurred – current accident year	$366,294	$276,929	$309,502
Net claims and claim expenses incurred – prior accident years	(46,705)	(38,773)	(11,324)

Net claims and claim expenses incurred – total	$319,589	$238,156	$298,178

Net claims and claim expense ratio – current accident year	76.8%	59.3%	55.5%
Net claims and claim expense ratio – prior accident years	(9.8%)	(8.3%)	(2.0%)

Net claims and claim expense ratio – calendar year	67.0%	51.0%	53.5%
Underwriting expense ratio	31.1%	38.1%	36.3%

Combined ratio	98.1%	89.1%	89.8%

Individual Risk Segment Gross Premiums Written – The following table shows our Individual Risk gross premiums written by major type of business for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Multi-peril crop	$272,559	46.4%	$178,728	32.1%	$129,908	18.9%
Commercial property	134,601	23.0	164,438	29.5	226,205	32.8
Commercial multi-line	119,987	20.4	162,422	29.2	229,079	33.2
Personal lines property	60,162	10.2	51,006	9.2	104,200	15.1

Total Individual Risk gross premiums written	$587,309	100.0%	$556,594	100.0%	$689,392	100.0%

Gross premiums written for our Individual Risk segment increased $30.7 million, or 5.5%, to $587.3 million in 2008, compared to $556.6 million in 2007. The increase in gross premiums written for our Individual Risk segment is primarily due to a $93.8 million increase in the multi-peril crop insurance line of business due principally to higher commodity prices and in part due to more insured acres, and partially offset by reductions in the commercial property and commercial multi-line businesses where management maintained underwriting discipline in the then increasingly softening U.S. property and casualty market.

Our Individual Risk gross premiums written decreased by $132.8 million to $556.6 million in 2007, compared to 2006. Our Individual Risk segment’s commercial multi-line, commercial property and personal lines property lines of business all experienced declines in gross premiums written compared to the same period in 2006. The $61.8 million decrease in commercial property gross premiums written was due to the Company terminating one large commercial property quota share contract in the second quarter of 2007 combined with softening rates in the California earthquake commercial property market resulting in a decrease in business that met the Company’s return hurdles. In addition, the personal lines property gross premiums written experienced a $53.2 million decrease principally due to the Company’s decision in 2007 to reduce its exposure to this market and redeploy its capacity within the property catastrophe excess of loss reinsurance market within the Company’s Reinsurance segment where the Company found pricing and terms more attractive.

Business obtained through our third party program managers was surpassed by business obtained through a wholly owned program manager in 2008 as the largest portion of our Individual Risk segment gross premiums written as detailed in the table below.

	2008		2007		2006
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Program managers – wholly owned (1)	$272,559	46.4%	$178,728	32.1%	$129,908	18.9%
Program managers – third party	216,880	36.9	235,849	42.4	305,299	44.3
Quota share reinsurance	97,444	16.6	139,952	25.1	238,066	34.5
Broker-produced business	426	0.1	2,065	0.4	16,119	2.3

Total Individual Risk gross premiums written	$587,309	100.0%	$556,594	100.0%	$689,392	100.0%

(1)	Program managers – wholly owned represents Agro National which we acquired in an asset purchase on June 2, 2008. The table above is presented as if Agro National has been a wholly-owned subsidiary since the first period presented.

On June 2, 2008, the Company acquired substantially all the assets and assumed certain liabilities of Agro National, LLC for $80.5 million. Agro National is based in Council Bluffs, Iowa and is a managing general underwriter of multi-peril crop insurance. Agro National offers high quality risk protection products and services to the agricultural community throughout the U.S. Agro National participates in the U.S. Federal government’s Multi-Peril Crop Insurance Program and has been writing business on behalf of Stonington, a wholly owned subsidiary of the Company, since 2004. The acquisition was undertaken to purchase the distribution channel for the Company’s multi-peril crop insurance business which was previously conducted through a managing general agency contractual relationship with Agro National, LLC. With the acquisition of the net assets of Agro National, LLC in 2008 we intend to invest in this line of business and plan to continue to increase our gross premiums written for this business, subject to market conditions. The premium and underwriting results associated with this business can be volatile, driven principally by changes in commodity prices and weather events in the U.S. which impacts the price and yield of the insured crops and correspondingly also impacts the premium charged for the policies issued and the net claims and claim expenses incurred. Due to the growing proportion of this line of business within our Individual Risk results, we expect this potential volatility to increase.

Ceded Premiums Written

Year ended December 31,	2008	2007	2006
(in thousands)

Ceded premiums written – Individual Risk segment (1)	$105,582	$145,752	$198,875

(1)	Includes $5.7 million, $37.4 million and $66.9 million of premium ceded to our Reinsurance segment in 2008, 2007 and 2006, respectively.

We purchase reinsurance to reduce our exposure to large losses and to help manage our portfolio of risks. Ceded premiums written in our Individual Risk segment during 2008 decreased by $40.2 million to $105.6 million, principally due to a $31.7 million decrease in intercompany ceded premiums written from our Individual Risk segment to our Reinsurance segment, as discussed below. The decrease in ceded premiums written in 2007 compared with 2006 was principally due to the termination of one program that was fully ceded in prior years.

Individual Risk Segment Underwriting Results – Our Individual Risk segment generated $9.0 million of underwriting income and recorded a net claims and claim expense ratio of 67.0%, an expense ratio of 31.1% and a combined ratio of 98.1%, compared to $51.0 million of underwriting income, a net claims and claim expense ratio of 51.0%, an expense ratio of 38.1% and a combined ratio of 89.1%, in 2007. The decrease in our Individual Risk segment underwriting income in 2008 was principally driven by an increase in net claims and claim expenses incurred of $81.4 million, principally due to $35.4 million of net incurred losses associated with hurricanes Gustav and Ike, and a higher level of attritional losses in our multi-peril crop insurance line of business. Hurricanes Gustav and Ike resulted in $40.2 million of underwriting losses, inclusive of $4.8 million of ceded reinstatement premiums earned, and added 8.4 percentage points to our Individual Risk segment’s 2008 combined ratio, as detailed in the table below.

	Individual Risk
Year ended December 31, 2008	Gustav	Ike	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(11,260)	$(24,247)	$(35,507)
Net reinstatement premiums earned	—	(4,791)	(4,791)
Lost profit commissions	—	—	—

Net impact on underwriting result	$(11,260)	$(29,038)	$(40,298)

Impact on combined ratio	2.3%	6.0%	8.4%

In 2007 and 2006, the Individual Risk current accident year net claims and claim expense ratios were positively impacted by the absence of large losses as a result of minimal catastrophe loss activity in the U.S.

Our Individual Risk segment purchases reinsurance from our Reinsurance segment. As detailed in the table below, our Individual Risk segment ceded $5.7 million, $37.4 million and $66.9 million of premiums to the Reinsurance segment in 2008, 2007 and 2006, respectively. In addition, our Individual Risk segment ceded losses to our Reinsurance segment of $7.1 million, negative $0.3 million and $8.6 million in 2008, 2007 and 2006, respectively. The net result of these transactions to the Individual Risk segment was an underwriting loss of $9.2 million, $42.6 million and $42.1 million in 2008, 2007 and 2006, respectively. There was a corresponding opposite effect on our Reinsurance segment underwriting results as a result of this reinsurance. We believe the terms of such cessions are on an arm’s length basis.

Year ended December 31,	2008	2007	2006
(in thousands)

Premiums ceded to Reinsurance segment	$(5,672)	$(37,377)	$(66,907)

Ceded premiums earned	$(16,338)	$(42,230)	$(50,681)
Claims and claim expenses incurred	7,121	(324)	8,629

Underwriting loss	$(9,217)	$(42,554)	$(42,052)

Also impacting the underwriting result in 2008, 2007 and 2006 were reductions of prior years’ estimated ultimate net claims reserves of $46.7 million, $38.8 million and $11.3 million, respectively. The reduction in prior years’ estimated ultimate net claims reserves was principally driven by the application of our formulaic reserving methodology used for the Individual Risk book of business and is primarily due to actual paid and reported loss activity being better than what we had anticipated when estimating the initial ultimate claims and claims expense ratios and the initial loss reporting patterns. In addition, during 2008 we revised our reported loss development patterns for several of our liability lines of business to reflect the Company’s actual experience to date with these lines. The impact of this was a $7.8 million reduction in prior year reserves.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of costs to acquire premiums and are comprised of fees and expenses paid to: 1) third party program managers, who source primary insurance premiums for us through specialized programs; 2) primary insurers, for whom we write quota share reinsurance; and 3) broker commissions and excise taxes paid to brokers, who source insurance for us on a risk-by-risk basis. Acquisition expenses are driven by contract terms and are generally determined based on a set percentage of premiums. Acquisition expenses as a percentage of net premiums earned decreased in 2008 to 22.7%, compared to 28.9% and 29.6% in 2007 and 2006, respectively. The decrease in the acquisition expense ratio is principally a result of our multi-peril crop line of business having a relatively lower expense ratio when compared to other lines of business and increasing as a percentage of gross premiums written by our Individual Risk segment. In addition, certain components of underwriting expenses that were incurred in 2007 with respect to the multi-peril crop business are no longer reflected due to our acquisition of substantially all of the assets of Agro National, LLC, the agency that produces this business, in the second quarter of 2008. Operating expenses consist of compensation and other general and administrative expenses. Our Individual Risk business historically operated with a relatively small number of employees and, accordingly, we have outsourced much of the administration in our Individual Risk business to third party program managers and third party administrators, however we continuously monitor and analyze opportunities to internalize such services, such as with Glencoe Claims. Operating expenses in our Individual Risk segment remained relatively flat at $40.4 million in 2008 compared to $42.5 million in 2007, and $37.2 million in 2006. As noted above, we have been investing in our multi-peril crop insurance business as well as certain other lines of business and we currently expect our operating expenses to increase, both on an absolute basis and as a percentage of net premiums earned, in 2009.

Net Investment Income

Year ended December 31,	2008	2007	2006
(in thousands)

Fixed maturity investments available for sale	$201,220	$176,785	$158,516
Short term investments	48,437	118,483	92,818
Other investments
Hedge funds and private equity investments	(101,779)	87,985	50,333
Other	(117,867)	17,469	15,335
Cash and cash equivalents	7,452	11,026	8,552
Dividends on equity investment in reinsurance company	—	—	317

	37,463	411,748	325,871
Investment expenses	(13,232)	(9,285)	(7,765)

Net investment income	$24,231	$402,463	$318,106

Net investment income for 2008 was $24.2 million, compared to $402.5 million during 2007, a decrease of $378.2 million, as a result of lower returns in our investment portfolio mainly driven by our other investments. Other investments incurred a net investment loss of $219.6 million in 2008 compared with $105.5 million of net investment income in 2007, a decrease of $325.1 million. Included in the net investment loss from other investments is a $101.8 million loss from hedge funds and private equity investments in 2008 compared to $88.0 million of net investment income from these funds in 2007, a decrease of $189.8 million. Also included in net investment loss from other investments in 2008 is a $117.9 million loss related primarily to senior secured bank loan funds and non-U.S. fixed income funds compared to $17.5 million of net investment income from these funds in 2007, a decrease of $135.3 million. The results from the Company’s other investments described above include net unrealized losses of $259.4 million in 2008, compared to net unrealized gains of $47.3 million in 2007.

The fair value of certain of our other investments, which principally include hedge funds, private equity partnerships, senior secured bank loan funds and non-U.S. fixed income funds, is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. In these circumstances, we estimate the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, we use all credible information available to us. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have reported results, or other valuation methods, as necessary. Actual final fund valuations may differ from our estimates, perhaps materially so, and these differences are recorded in the period they become known as a change in estimate. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.

Net investment income from fixed maturity investments available for sale increased $24.4 million to $201.2 million in 2008 compared to $176.8 million in 2007 due to higher returns on these investments due in part to a widening of credit spreads. Net investment income from short term investments decreased $70.0 million in 2008 to $48.4 million from $118.5 million in 2007, principally due to a decrease in short term interest rates as well as a decrease in average balances for these investments as a result of our share repurchases during 2008.

Net investment income increased by $84.4 million to $402.5 million in 2007, compared to $318.1 million in 2006. The increase in net investment income in 2007 and 2006 was a result of both higher investment returns and an increasing level of average invested assets in 2007 and 2006. The increase in invested assets is due to the positive cash flow generated from our operating activities which we generated in 2007 and 2006, and which we have deployed into our invested assets. Our other investments, which include hedge funds, private equity funds and other alternative investments, generated $105.5 million of net investment income in 2007 compared to $65.7 million in 2006.

The recent reduction in the Federal Funds rate by the Board of Governors of the Federal Reserve Board and corresponding decline in interest rates as well as the overall poor economic conditions and turmoil in the financial and investment markets will likely continue to put downward pressure on our net investment income for the foreseeable future.

Net Realized (Losses) Gains on Investments

Year ended December 31,	2008	2007	2006
(in thousands)

Gross realized gains	$99,634	$35,923	$21,034
Gross realized losses	(88,934)	(9,117)	(9,097)
Other than temporary impairments	(217,014)	(25,513)	(46,401)

Net realized (losses) gains on investments	$(206,314)	$1,293	$(34,464)

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

Net realized investment gains and losses totaled $99.6 million and $88.9 million, respectively, during 2008, compared to $35.9 million and $9.1 million, respectively, in 2007. Included in net realized (losses) gains are $217.0 million and $25.5 million of other than temporary impairment charges related to fixed maturity investments available for sale in 2008 and 2007, respectively. Other than temporary impairments in 2008 were driven by the turmoil in the financial markets and widening credit spreads. During 2007, our $25.5 million of other than temporary impairment charges was a result of a falling interest rate environment during the year which resulted in lower unrealized losses on our fixed maturity securities, prior to the recognition of other than temporary impairment losses on such securities. Credit-related other than temporary impairment charges totaled $8.3 million and $nil for 2008 and 2007, respectively. The credit-related other than temporary impairment charges in 2008, which includes impairments for which the Company believes it will not be able to recover the full principal amount if held to maturity, were principally driven by our direct holdings of fixed maturity securities issued by Lehman Brothers. The Company had essentially no fixed maturity investments available for sale in an unrealized loss position at December 31, 2008.

Equity in Earnings (Losses) of Other Ventures

Year ended December 31,	2008	2007	2006
(in thousands)

Top Layer Re	$11,377	$14,949	$12,703
Starbound II	3,202	2,472	—
Tower Hill and Tower Hill Companies	545	3,432	602
ChannelRe	—	(151,751)	19,097
Other	(1,521)	2,289	2,126

Total equity in earnings (losses) of other ventures	$13,603	$(128,609)	$34,528

Equity in earnings (losses) of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in Top Layer Re, Starbound II, Tower Hill, ChannelRe and Starbound for 2007 and also includes the Tower Hill Companies for 2008.

On July 1, 2008, the Company invested $50.0 million in the Tower Hill Companies representing a 25.0% equity ownership. Included in the purchase price was $40.0 million of other intangibles and $7.8 million of goodwill and in accordance with GAAP, these items are recorded as “Investments in other ventures, under equity method” rather than “Goodwill and other intangibles” on the Company’s consolidated balance sheet. The Company’s share of the equity in earnings of the Tower Hill Companies is recorded one quarter in arrears.

Equity in earnings (losses) of other ventures generated $13.6 million in income in 2008, compared to a loss of $128.6 million in 2007. The increase is primarily due to the absence of any additional losses related to ChannelRe, since ChannelRe is in a negative shareholders’ equity position, and consequently, our investment in ChannelRe continued to be carried at $nil during 2008. Until such time as ChannelRe’s shareholders’ equity is positive, we will not record any equity in earnings in our investment in ChannelRe. It is possible that with the adoption of FAS 157 by ChannelRe in 2008, that in future periods the nonperformance risk or own credit risk portion of ChannelRe’s mark-to-market on its financial guaranty contracts accounted for as derivatives under GAAP may increase, or that the underlying mark-to-market on ChannelRe’s financial guaranty contracts accounted for as derivatives under GAAP may decrease, or both, which could result in ChannelRe returning to a positive equity position, at which time we would then record our share of ChannelRe’s net income, subject to impairment, or our share of ChannelRe’s net loss. The equity pick-up for our earnings in ChannelRe and Tower Hill is recorded one quarter in arrears. Due to market conditions, the Company elected not to participate in a new fully collateralized joint venture in 2008, such as Starbound II in 2007 and Starbound in 2006.

Following is a summary of our equity in earnings (losses) of ChannelRe.

Year ended December 31,	2008	2007	2006
(in thousands)

Equity in earnings of ChannelRe excluding unrealized mark-to-market losses	$—	$15,420	$19,097
Equity in ChannelRe unrealized mark-to-market losses	—	(167,171)	—

Total equity in (losses) earnings of ChannelRe	$—	$(151,751)	$19,097

As discussed above, we reduced the carried value of our investment in ChannelRe to $nil in 2007 and until such time as ChannelRe’s shareholders’ equity is positive, we will not record any equity in earnings in our investment in ChannelRe. In 2007, our share of ChannelRe’s earnings was impacted by $167.2 million of negative mark-to-market losses. These mark-to-market losses were primarily driven by a widening of credit spreads and a lack of liquidity in 2007 which was primarily driven by issues related to the sub-prime market.

Other Income (Loss)

Year ended December 31,	2008	2007	2006
(in thousands)

Weather and energy products and trading	$25,122	$(8,781)	$(2,196)
Catastrophe-linked securities	2,176	1,988	—
Fee income	15	8,468	8,072
Mark-to-market on Platinum warrant	(538)	5,468	(1,687)
Weather-related and loss mitigation	(9,072)	(11,405)	(4,972)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(9,739)	(35,453)	(6,816)
Other	2,288	1,785	3,682

Total other income (loss)	$10,252	$(37,930)	$(3,917)

In 2008, we generated $10.3 million of other income compared to a loss of $37.9 million in 2007. The $48.2 million increase in other income was primarily due to a $33.9 million increase in our weather and energy products and trading activities and a $25.7 million decrease in other loss from our assumed and ceded reinsurance contracts accounted for at fair value or deposits, principally due to the expiration and non-renewal of several of these contracts. We have expanded our weather and energy products and trading activities in the last three years to include products such as weather derivatives and energy derivatives. The weather and energy products and trading results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities. The end users contracts we enter into and our trading activities are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather products and trading activities in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods. Partially offsetting these items was a decrease in fee income due to the September 30, 2007 expiration of our services agreement with Platinum and a $6.0 million decrease in the fair value on our warrant to purchase 2.5 million shares of Platinum common stock as a result of a decrease in the common share price of Platinum.

Corporate Expenses

Year ended December 31,	2008	2007	2006
(in thousands)

Other corporate expenses	$21,668	$23,173	$19,091
Internal review and external investigation related expenses	3,967	5,687	5,327

Total corporate expenses	$25,635	$28,860	$24,418

Corporate expenses include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company. Corporate expenses decreased $3.2 million in 2008, compared to 2007, primarily due to a $1.7 million decrease in internal review and external investigation related expenses and a $1.5 million decrease in other corporate expenses.

Interest, Capital Securities and Preferred Share Dividends

Year ended December 31,	2008	2007	2006
(in thousands)

Interest – DaVinciRe revolving credit facility	$8,678	$12,167	$8,549
Interest – RenaissanceRe revolving credit facility	3,050	—	5,165
Interest – $150 million 7.0% Senior Notes	5,688	10,500	10,500
Interest – $100 million 5.875% Senior Notes	5,875	5,875	5,875
Interest – $103.1 million subordinated obligation to Capital Trust	—	4,818	7,227
Other	1,342	266	286

Total interest expense	24,633	33,626	37,602

Dividends – $150 million 8.10% Series A Preference Shares	—	561	12,150
Dividends – $100 million 7.30% Series B Preference Shares	7,300	7,300	7,300
Dividends – $250 million 6.08% Series C Preference Shares	15,200	15,200	15,200
Dividends – $300 million 6.60% Series D Preference Shares	19,800	19,800	825

Total preferred share dividends	42,300	42,861	35,475

Total interest expense and preferred share dividends	$66,933	$76,487	$73,077

During 2008, our interest expense decreased $9.0 million to $24.6 million compared to $33.6 million in 2007 primarily as a result of the repayment at maturity of our 7.0% Senior Notes, which came due July 15, 2008, combined with the 2007 extinguishment of the subordinated obligation to Capital Trust, as detailed below, which resulted in the Company not having any further interest expense under this agreement during 2008. Offsetting these decreases was an increase in interest expense on our revolving credit facility as we borrowed $150.0 million under this facility to repay the 7.0% Senior Notes, described above. The average interest rate on this borrowing was 4.2%, therefore lower than the 7.0% coupon rate on the Senior Notes. Preferred share dividends remained relatively constant in 2008, when compared to 2007.

During 2007, our interest expense decreased primarily as a result of not having any balances outstanding under our $500.0 million revolving credit facility during the year, offset with the drawdown of $100.0 million in 2006, on the revolving credit facility of DaVinciRe. In addition, interest on these facilities is based on a variable base rate which increased in 2007, compared to 2006. The subordinated obligation to Capital Trust was extinguished during the year, resulting in a decrease of $2.4 million in interest expense. Preferred dividends increased by $7.4 million due to the issuance of $300.0 million of Series D Preference Shares in December 2006. We redeemed our Series A Preference Shares and our $103.1 million subordinated obligation to the Capital Trust on January 16, 2007 and March 1, 2007, respectively.

During 2006, our interest expense increased primarily as a result of $150.0 million outstanding under our $500.0 million revolving line credit facility for a portion of the year, combined with the drawdown of $60.0 million and $40.0 million in April 2006 and December 2006, respectively, on the revolving credit facility of DaVinciRe. In addition, interest on these facilities is based on a variable base rate which increased in 2006, compared to 2005. Preferred dividends increased by $0.8 million due to the issuance of $300.0 million of Series D Preference Shares in December 2006.

Minority Interest – DaVinciRe

Year ended December 31,	2008	2007	2006
(in thousands)

Minority interest – DaVinciRe	$(55,133)	$(164,396)	$(144,159)

In October 2001, we formed DaVinciRe and DaVinci with other equity investors. The Company owns a minority economic interest in DaVinciRe; however, because the Company controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. Minority interest represents the portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2008, 2007 and 2006. In 2008, 2007 and 2006, DaVinciRe generated net income which resulted in a minority interest expense to the Company. Our economic ownership interest in DaVinciRe at December 31, 2008, 2007 and 2006 was approximately 22.8%, 20.5% and 20.5%, respectively.

On January 30, 2009, the Company purchased the shares of certain third party DaVinciRe shareholders for $145.5 million, less a $21.8 million reserve holdback. The purchase price is based on GAAP book value as of December 31, 2008. As a result of these purchases, the Company’s ownership interest in DaVinciRe increased to 37.6%. The Company expects its ownership in DaVinciRe to fluctuate over time.

Income Tax (Expense) Benefit

Year ended December 31,	2008	2007	2006
(in thousands)

Income tax (expense) benefit	$(568)	$18,432	$(935)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. In 2008, 2007 and 2006, we generated cumulative taxable income in our U.S. tax-paying subsidiaries. This taxable income was offset by the utilization of a net operating loss carryforward. During 2008 and 2007, our valuation allowance was reassessed and we now believe that it is more likely than not that we will continue to generate taxable income in our U.S. tax-paying insurance subsidiaries and therefore be able to recover all of our U.S. net deferred tax asset. As a result, our valuation allowance was reduced by $1.7 million and $25.8 million in 2008 and 2007, respectively, and there was a corresponding decrease to income tax expense and increase to our net income. This resulted in an income tax benefit in 2007. Our valuation allowance totaled $1.4 million and $3.1 million at December 31, 2008 and 2007, respectively. The remaining valuation allowance as of December 31, 2008 relates exclusively to our operations in Ireland. The income tax expense in 2006 primarily relates to alternative minimum taxes incurred by our U.S. subsidiaries. We expect our consolidated effective tax rate to increase in the future, as our global operations expand.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.

The payment of dividends by our U.S. and Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our U.S. and Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the BMA for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At December 31, 2008, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.2 billion (2007 – $3.3 billion), and the amount of capital and surplus required to be maintained was $525.5 million (2007 – $578.3 million). During 2008, Renaissance Reinsurance, DaVinciRe and Glencoe Group returned capital, which included dividends declared and return of capital, net of capital contributions received of $73.6 million, $100.0 million and $63.8 million, respectively, compared with $547.8 million, $nil and a net capital contribution of $31.2 million, respectively, in 2007. We did not participate in DaVinciRe’s return of capital in 2008.

Our principal U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2008, the consolidated statutory capital and surplus of Stonington was $128.6 million (2007 – $124.8 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without TDI approval.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. Additionally, we maintain a $500.0 million revolving credit facility to meet additional liquidity and capital requirements. At December 31, 2008, the $150.0 million borrowed under this facility, which we used to pay at maturity our 7.0% Senior Notes which came due July 15, 2008, remains outstanding. See “Capital Resources” section below.

Cash Flows and Liquidity

Cash flows from operating activities for 2008 were $544.0 million, which principally consisted of our net income of $29.0 million (prior to dividends on preference shares), a $55.1 million increase in the minority interest in the undistributed net income of DaVinciRe, unrealized losses included in net investment income of $259.4 million related to our other investments and realized investment losses of $206.3 million. Our 2008 cash flows from operations were primarily used to repurchase our common shares, pay our common and preferred share dividends and pay claims and claim expenses.

We have generated cash flows from operations over the three year period between 2006 and 2008 significantly in excess of our operating commitments. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, our cash flow from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and recent occurrence of hurricanes Gustav and Ike during the third quarter of 2008 meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary materially from preliminary estimates. As a result, our cash flows from operations will be impacted accordingly. In addition, given the severity of losses incurred in 2005 from the large catastrophes, many of which remain unpaid at December 31, 2008, it is likely that we will experience a significant amount of paid claims in 2009 which could result in us having reduced or negative cash flows from operations.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2008 and 2007:

At December 31, 2008	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Property catastrophe reinsurance	$312,944	$297,279	$250,946	$861,169
Specialty reinsurance	113,953	135,345	387,352	636,650

Total Reinsurance	426,897	432,624	638,298	1,497,819
Individual Risk	253,327	14,591	394,875	662,793

Total	$680,224	$447,215	$1,033,173	$2,160,612

At December 31, 2007
(in thousands)

Property catastrophe reinsurance	$275,436	$287,201	$204,487	$767,124
Specialty reinsurance	109,567	93,280	448,756	651,603

Total Reinsurance	385,003	380,481	653,243	1,418,727
Individual Risk	237,747	10,359	361,663	609,769

Total	$622,750	$390,840	$1,014,906	$2,028,496

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2008, 2007 and 2006, changes to prior year estimated claims reserves increased our net income by $234.8 million, $233.2 million and $136.6 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, DaVinciRe minority interest and income tax expense.

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

We recorded $468.0 million of net claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the United States in the third quarter of 2008. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

Capital Resources

Our total capital resources at December 31, 2008 and 2007 were as follows:

At December 31,	2008	2007
(in thousands)

Common shareholders’ equity	$2,382,743	$2,827,503
Preference shares	650,000	650,000

Total shareholders’ equity	3,032,743	3,477,503
5.875% Senior Notes	100,000	100,000
7.0% Senior Notes	—	150,000
Revolving credit facility – borrowed	150,000	—
Revolving credit facility – unborrowed	350,000	500,000
DaVinciRe revolving credit facility – borrowed	200,000	200,000
DaVinciRe revolving credit facility – unborrowed	—	—
RTL credit facility – borrowed	—	1,951
RTL credit facility – unborrowed	10,000	8,049

Total capital resources	$3,842,743	$4,437,503

During 2008, our capital resources decreased by $594.8 million, primarily due to $428.4 million of common share repurchases, the $150.0 million repayment of our 7.0% Senior Notes which came due on July 15, 2008 and $57.9 million of dividends on common shares and partially offset by our comprehensive income of $59.7 million.

Preference Shares

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

Senior Notes

In January 2003, we issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries, which the Company was in compliance with as of February 11, 2009. In July 2001, we issued $150.0 million of 7.0% Senior Notes which came due July 15, 2008. The notes were paid at maturity on July 15, 2008 using existing capital resources, as discussed above in “Financial Condition”.

RenaissanceRe Revolving Credit Facility

During August 2004, we amended and restated our committed revolving credit agreement to (i) increase the facility from $400.0 million to $500.0 million, (ii) extend the term to August 6, 2009 and (iii) make certain other changes. On July 10, 2008, we borrowed $150.0 million available under this facility to pay at maturity our 7.0% Senior Notes which came due on July 15, 2008. At December 31, 2008, the $150.0 million borrowed under this facility remains outstanding. Interest rates on the facility are based on a spread above LIBOR, and averaged 4.2% during 2008. As amended, the agreement contains certain covenants, including financial covenants, which the Company was in compliance with as of February 11, 2009. The financial covenants generally provide that consolidated debt to capital shall not exceed the ratio (the “Debt to Capital Ratio”) of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth Requirements, all as more fully set forth in the agreement. We have the right, subject to certain conditions, to increase the size of this facility to $600.0 million. The Company may desire to enter into a revised or new facility to replace this facility which expires in August 2009, however we cannot assure you that we will be able to do so on terms that are favorable to the Company or at all.

DaVinciRe Revolving Credit Facility

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. At December 31, 2008, $200.0 million remained outstanding. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 4.3% during 2008 (2007 – 6.0%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. DaVinciRe was in compliance with the related financial covenants as of February 11, 2009. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility.

RTL Credit Facility

RTL maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility, which we believe allows RTL to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At December 31, 2008, $nil was outstanding under the facility.

In addition, at December 31, 2008, the Company provided $105.1 million of guarantees to support the weather and energy trading operations of RTL.

Letter of Credit Facility

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is a syndicated secured facility which accepts as collateral shares issued by our subsidiary RIHL and also contains certain financial covenants which we were in compliance with as of February 11, 2009. Our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) RIHL shares issued to them with a sufficient collateral value to support their respective obligations under the facility, including reimbursement obligations for outstanding letters of credit. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In addition, for liquidity purposes, in order to be permitted to pledge

RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. In the case of a default under the facility, or in other circumstances in which the rights of our lenders to collect on their collateral may be impaired, the lenders may exercise certain remedies under the facility agreement, in accordance with and subject to its terms, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders. On April 27, 2007, the reimbursement agreement was amended and restated to, among other things: (i) extend the term of the agreement to April 27, 2010; (ii) change the total commitment thereunder from $1.725 billion to $1.4 billion; (iii) provide for the potential increase of the total commitment to up to $1.8 billion if certain conditions are met; and (iv) increase the minimum net worth requirement with respect to DaVinci by $150.0 million to $300.0 million. At February 11, 2009, we had $1,019.1 million of letters of credit with effective dates on or before December 31, 2008 outstanding under the facility and total letters of credit outstanding under all facilities of $1,024.1 million.

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

Transaction Under DaVinciRe’s Shareholders Agreement

The second amended and restated shareholders agreement (the “shareholders agreement”) provides DaVinciRe shareholders, excluding us, with certain redemption rights, which allow each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held. Any share repurchases are subject to certain limitations, as described in the shareholders agreement, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, if they desire to have DaVinciRe repurchase shares. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. Certain shareholders had put in repurchase notices on or before the March 1, 2008 repurchase notice date. The repurchase notice was for shares with a GAAP book value of $145.5 million at December 31, 2008. On January 30, 2009, the Company on behalf of DaVinciRe purchased the shares for $145.5 million, less a $21.8 million reserve holdback. As a result of these purchases, our ownership interest in DaVinciRe increased to 37.6%. We expect our ownership in DaVinciRe to fluctuate over time.

Credit Ratings

Our ratings continue to be among the highest in our industry and continue to be supported by our strong financial position. Our ratings are also supported by our prudent ERM practices which are rated “excellent” by S&P.

On January 29, 2009, A.M. Best affirmed the financial strength rating (“FSR”) of “A+” (Superior) of Renaissance Reinsurance and Renaissance Europe. A.M. Best also affirmed the issuer credit rating (“ICR”) of “a-” on the Company’s senior notes. Concurrently, A.M. Best upgraded the FSR to “A” (Excellent) from “A-” (Excellent) for Glencoe, Lantana, Stonington and Stonington Lloyds. Additionally, the FSR of DaVinci was affirmed at “A” (Excellent). The outlook for all our ratings is stable.

On January 21, 2009, S&P initiated coverage of Renaissance Europe, assigning a rating of “AA-” for both its counterparty credit rating (“CCR”) and FSR. The outlook on Renaissance Europe is stable.

On December 13, 2007, Standard & Poor’s raised its CCR on RenaissanceRe “A” from “A-”. At the same time, Standard & Poor’s raised its CCR and FSR on Renaissance Reinsurance to “AA-” from “A+”. In addition, Standard & Poor’s raised its CCR on DaVinci to “A+” from “A”. The outlook on all these companies is stable.

While the ratings of Renaissance Reinsurance are among the highest in our business, adverse ratings actions could have a negative effect on our ability to fully realize current or future market opportunities. Moreover, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s, Moody’s or Fitch, we believe our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings. We cannot give any assurance regarding whether or to what extent the rating agencies may downgrade our ratings. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our clients to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material. To date, we are not aware that we have experienced such a cancellation.

Shareholders’ Equity

Shareholders’ equity decreased $444.8 million to $3.0 billion at December 31, 2008 from $3.5 billion at December 31, 2007. The significant components of the decrease in shareholders’ equity includes the repurchase of $428.4 million of our common shares during 2008 as discussed above in “Capital Resources”, dividends to our common shareholders of $57.9 million, our net loss attributable to common shareholders of $13.3 million, and partially offset by an increase in accumulated other comprehensive income of $30.7 million.

Investments

The table below shows our portfolio of invested assets:

At December 31,	2008		2007
(in thousands, except percentages)

U.S. treasuries	$467,480	7.8%	$767,785	11.5%
Agencies	448,521	7.4	290,194	4.4
Non-U.S. government	57,058	0.9	66,496	1.0
Corporate	747,210	12.4	937,289	14.1
Mortgage-backed	1,110,594	18.4	1,251,582	18.9
Asset-backed	166,022	2.7	601,017	9.1

Fixed maturity investments available for sale, at fair value	2,996,885	49.6	3,914,363	59.0
Short term investments, at fair value	2,172,343	36.0	1,821,549	27.4
Other investments, at fair value	773,475	12.8	807,864	12.2

Total managed investment portfolio	5,942,703	98.4	6,543,776	98.6
Investments in other ventures, under equity method	99,879	1.6	90,572	1.4

Total investments	$6,042,582	100%	$6,634,348	100%

At December 31, 2008, we held investments totaling $6.0 billion, compared to $6.6 billion at December 31, 2007, with net unrealized appreciation included in accumulated other comprehensive income of $75.4 million at December 31, 2008, compared to $44.7 million at December 31, 2007. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The large majority of our investments consist of highly rated fixed income securities. We also have an allocation to other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other investments. At December 31, 2008, these other investments totaled $773.5 million, or 12.8%, of our total investments (2007 – $807.9 million or 12.2%).

At December 31, 2008, our fixed maturities available for sale and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2007 – AA). At December 31, 2008, our average yield to maturity on our fixed maturity investments available for sale and our short term investment portfolio was 2.8% (2007 – 4.5%), before investment expenses. At December 31, 2008, our non-investment grade fixed maturity investments available for sale totaled $58.5 million or 2.0% of our fixed maturity investments available for sale (2007 – $73.7 million or 1.9%, respectively). In addition, within our other investments category we have several funds that invest in non-investment grade fixed income securities and non-investment grade cat-linked securities. At December 31, 2008, the funds that invest in non-investment grade fixed income securities and non-investment grade cat-linked securities totaled $317.1 million (2007 – $283.4 million).

We hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value. As of December 31, 2008, we had $2,172.3 million of short term investments (2007 – $1,821.5 million).

Our target benchmark portfolio for our fixed maturities and short term investments currently has a 2.6 year duration. Our duration at December 31, 2008 was 1.5 years (2007 – 1.8 years), reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk associated with longer duration. From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.

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

•

Our investments in asset-backed securities are subject to prepayment risks, as noted above, and to the structural risks of these securities. The structural risks primarily emanate from the priority of each security in the issuer’s overall capital structure. We are also exposed to widening credit spreads.

•	Within our other investments category, we have several funds that invest in non-investment grade fixed income securities as well as securities denominated in foreign currencies. These investments expose us to losses from insolvencies and other credit-related issues. We are also exposed to fluctuations in foreign exchange rates that may result in realized losses to us if our exposures are not hedged or if our hedging strategies are not effective and also to widening of credit spreads.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment portfolio available for sale at the dates indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

At December 31,	2008		2007
(in thousands, except percentages)

Due in less than one year	$115,316	3.8%	$385,497	9.8%
Due after one through five years	1,327,837	44.4	1,323,586	33.8
Due after five through ten years	183,396	6.1	267,579	6.8
Due after ten years	93,720	3.1	85,102	2.2
Mortgage-backed securities	1,110,594	37.1	1,251,582	32.0
Asset-backed securities	166,022	5.5	601,017	15.4

Total fixed maturities available for sale, at fair value	$2,996,885	100.0%	$3,914,363	100.0%

The following table summarizes the composition of the fair value of our fixed maturity investments available for sale at the dates indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31,	2008		2007
(in thousands, except percentages)

AAA	$2,524,500	84.2%	$3,130,143	80.0%
AA	147,405	4.9	404,173	10.3
A	200,318	6.7	182,780	4.7
BBB	66,123	2.2	123,529	3.1
Non-investment grade	58,539	2.0	73,738	1.9

Total fixed maturities available for sale, at fair value	$2,996,885	100.0%	$3,914,363	100.0%

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

During 2008, the Company recorded $217.0 million (2007 – $25.5 million, 2006 – $46.4 million) in other than temporary impairment charges. The other than temporary impairment charges in 2008 were primarily due to widening credit spreads during 2008 as a result of the turmoil in the financial and capital markets and the other than temporary impairment charges in 2007 and 2006 were due to rising interest rates. We recognized impairment charges for principally all of our fixed maturity investments available for sale that were in an unrealized loss position at the end of each quarter for the years ending December 31, 2008, 2007 and 2006 as we do not currently have the intent to hold them until they fully recover in value. Credit-related impairment charges were $8.3 million, $nil, and $0.1 million in 2008, 2007 and 2006, respectively, and relate to impaired securities which the Company believes it will not be able to recover the full principal amount if held to maturity. The Company had essentially no fixed maturity investments which were carried at an unrealized loss as of December 31, 2008, 2007 and 2006.

Credit Rating and Yield to Maturity

The following table summarizes the composition of the amortized cost and fair value of our fixed maturity investments available for sale, short term investments and other investments at the date indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available and the respective yield to maturity.

At December 31, 2008					Credit Rating (1)
	Amortized Cost	Fair Value	% of Total Managed Investment Portfolio	Yield to Maturity	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands)
Short term investments	$2,172,343	$2,172,343	36.6%	0.3%	$2,071,671	$39,397	$59,059	$1,022	$1,194	$—
		100.0%			95.4%	1.8%	2.7%	0.0%	0.1%	0.0%
Fixed maturity investments available for sale

U.S. treasuries and agencies
U.S. treasuries	462,489	467,480	7.9%	1.5%	467,480	—	—	—	—	—
Agency debt Fannie Mae & Freddie Mac	370,519	385,229	6.4%	1.9%	385,229	—	—	—	—	—
Other agencies	61,008	63,292	1.1%	1.9%	63,292	—	—	—	—	—

Total agency debt	431,527	448,521	7.5%	1.9%	448,521	—	—	—	—	—

Total U.S. treasuries and agencies	894,016	916,001	15.4%	1.7%	916,001	—	—	—	—	—

Non U.S. government	53,592	57,058	1.0%	5.9%	27,483	8,520	226	11,022	9,807	—

Corporate	719,234	747,210	12.6%	5.1%	305,546	138,885	200,092	54,362	48,325	—

Mortgage-backed securities
Residential mortgage-backed securities
Agency securities	731,679	756,902	12.7%	4.0%	756,902	—	—	—	—	—
Non-agency securities	70,629	70,916	1.2%	11.9%	70,374	—	—	542	—	—
Non-agency securities – Alt A	27,475	27,756	0.5%	15.6%	27,152	—	—	197	407	—
Non-agency securities – Sub-prime	—	—	0.0%	0.0%	—	—	—	—	—	—

Total residential mortgage-backed securities	829,783	855,574	14.4%	5.0%	854,428	—	—	739	407	—
Commercial Mortgage Backed Securities	254,373	255,020	4.3%	10.5%	255,020	—	—	—	—	—

Total mortgage-backed securities	1,084,156	1,110,594	18.7%	6.3%	1,109,448	—	—	739	407	—
Asset-backed securities
Auto	95,798	95,812	1.6%	8.5%	95,812	—	—	—	—	—
Credit cards	12,053	12,056	0.2%	6.5%	12,056	—	—	—	—	—
Other – Stranded cost	7,638	7,639	0.1%	5.3%	7,639	—	—	—	—	—
Other	50,504	50,515	0.8%	8.2%	50,515	—	—	—	—	—

Total asset-backed securities	165,993	166,022	2.7%	8.1%	166,022	—	—	—	—	—

Total securitized assets	1,250,149	1,276,616	21.4%	6.2%	1,275,470	—	—	739	407	—

Total fixed maturity investments available for sale	2,916,991	2,996,885	50.4%	4.7%	2,524,500	147,405	200,318	66,123	58,539	—
		100.0%			84.2%	4.9%	6.7%	2.2%	2.0%	0.0%
Other investments
Private equity partnerships		258,901	4.3%		—	—	—	—	—	258,901
Senior secured bank loan funds		215,870	3.6%		—	—	—	—	215,870	—
Hedge funds		105,838	1.8%		—	—	—	—	—	105,838
Catastrophe bonds		93,085	1.6%		—	23,430	—	—	68,356	1,299
Non-U.S. fixed income funds		81,719	1.4%		—	—	—	59,343	22,376	—
Miscellaneous other investments		18,062	0.3%		—	—	—	8,880	—	9,182

Total other investments		773,475	13.0%		—	23,430	—	68,223	306,602	375,220
Total managed investment portfolio		$5,942,703	100.0%		$4,596,171	$210,232	$259,377	$135,368	$366,335	$375,220
		100.0%			77.3%	3.5%	4.4%	2.3%	6.2%	6.3%

(1)	The credit ratings included in this table are those assigned by Standard & Poor’s Corporation. The Company has grouped short term investments with an A-1+ and A-1 short-term issue credit rating as AAA, short term investments with A-2 short-term issue credit rating as AA and short term investments with an A-3 short-term issue credit rating as A.

The following table summarizes the composition of the fair value of our corporate fixed maturity investments available for sale at the date indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31, 2008
Sector	Total	AAA	AA	A	BBB	Non-Investment Grade
(in thousands)

Financials	$546,493	$301,366	$117,367	$107,720	$9,775	$10,265
Industrial, utilities and energy	68,675	2,644	3,546	31,316	16,897	14,272
Consumer	67,566	1,536	17,972	25,247	9,290	13,521
Communications and technology	56,943	—	—	32,586	16,330	8,027
Basic materials	7,533	—	—	3,223	2,070	2,240

Total corporate fixed maturity investments available for sale	$747,210	$305,546	$138,885	$200,092	$54,362	$48,325

The following table summarizes the composition of the fair value of the fixed maturity investments available for sale and short term investments of our top ten corporate issuers at the date indicated.

At December 31, 2008
Issuer	Total	Short term investments	Fixed maturity investments available for sale
(in thousands)

General Electric Company	$134,576	$—	$134,576
JPMorgan Chase & Co.	66,200	35,952	30,248
Sovereign Bancorp Inc.	51,491	—	51,491
Wells Fargo & Company	44,965	—	44,965
U.S. Bancorp	28,829	7,998	20,831
New York Community Bancorp, Inc.	25,770	—	25,770
PNC Financial Service	21,292	12,897	8,395
Regions Financial Corporation	20,331	—	20,331
SunTrust Banks Inc.	19,016	—	19,016
Bank of America Corporation	18,059	—	18,059

Total	$430,529	$56,847	$373,682

Other Investments

The table below shows our portfolio of other investments:

At December 31,	2008	2007
(in thousands)

Private equity partnerships	$258,901	$301,446
Senior secured bank loan funds	215,870	158,203
Hedge funds	105,838	126,417
Catastrophe bonds	93,085	95,535
Non-U.S. fixed income funds	81,719	126,252
Miscellaneous other investments	18,062	11

Total other investments	$773,475	$807,864

The fair value of certain of our fund investments, which principally include hedge funds, private equity partnerships, senior secured bank loan funds and non-U.S. fixed income funds, is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. In these circumstances, we estimate the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, we use all credible information available to us. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have reported results, or other valuation methods, as necessary. Actual final fund valuations may differ from our estimates and these differences are recorded in the period they become known as a change in estimate. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled negative $219.6 million (2007 – positive $105.5 million, 2006 – positive $65.7 million) of which $259.4 million was related to net unrealized losses (2007 – net unrealized gains of $47.3 million, 2006 – net unrealized gains of $30.1 million).

We have committed capital to private equity partnerships of $586.7 million, of which $348.7 million has been contributed at December 31, 2008. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method

The table below shows our investments in other ventures, under equity method:

	2008			2007
Year ended December 31,	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
(in thousands, except percentages)

ChannelRe	$119,697	32.7	$—	$119,697	32.7	$—
Tower Hill Companies	50,000	25.0	47,699	—	—	—
Top Layer Re	13,125	50.0	25,367	13,125	50.0	28,982
Tower Hill	10,000	28.6	15,227	10,000	28.6	14,382
Aladdin	—	—	—	25,500	14.6	25,500
Starbound II	—	—	—	19,237	17.1	21,708
Other	12,040	n/a	11,586	—	—	—

Total investments in other ventures, under equity method	$204,862		$99,879	$187,559		$90,572

On July 1, 2008, the Company invested $50.0 million in the Tower Hill Companies representing a 25.0% equity ownership. Included in the purchase price was $40.0 million of other intangibles and $7.8 million of goodwill, which, in accordance with generally accepted accounting principles, are recorded as “Investments in other ventures, under equity method” rather than “Goodwill and other intangibles” on the Company’s consolidated balance sheet. The Company’s share of the equity in earnings of the Tower Hill Companies is recorded one quarter in arrears.

Investments in other ventures, under equity method includes the Company’s investment in ChannelRe of $nil (2007 – $nil). During 2007, ChannelRe, suffered a significant net loss which reduced ChannelRe’s GAAP shareholders’ equity below $nil. The net loss was driven by unrealized mark-to-market losses related to financial guaranty contracts accounted for as derivatives under GAAP. As a result, the Company reduced its carried value in ChannelRe to $nil which negatively impacted our net income by $167.2 million in 2007. As a result of reducing the Company’s carried value in ChannelRe to $nil, combined with the fact that the Company has no further contractual obligations to provide capital or other support to ChannelRe, the Company believes it currently has no further negative economic exposure to ChannelRe. Since ChannelRe remained in a negative shareholders’ equity position during 2008, the Company’s investment in ChannelRe continues to be carried at $nil. It is possible that with the adoption of FAS 157 by ChannelRe in 2008, that in future periods the nonperformance risk or own credit risk portion of ChannelRe’s mark-to-market on its financial guaranty contracts accounted for as derivatives under GAAP may increase, or that the underlying mark-to-market on ChannelRe’s financial guaranty contracts accounted for as derivatives under GAAP may decrease, or both, which could result in ChannelRe returning to a positive equity position, at which time the Company would then record its share of ChannelRe’s net income, subject to impairment, or the Company’s share of ChannelRe’s net loss.

During the fourth quarter of 2007, the Company invested $25.5 million in the preferred equity of Aladdin, representing a 14.6% ownership interest. Due to adverse market conditions, Aladdin elected to not write any business and subsequently announced during the fourth quarter of 2008, that it would wind-up its operations and return the residual capital to shareholders. The Company expects to receive the majority of its original investment, less administrative expenses incurred. At December 31, 2008, the Company had recorded a receivable of $24.4 million in other assets for the expected liquidation value of Aladdin. During January 2009, the Company received an initial payout of $24.2 million with the final distribution expected to be received during 2009.

Investments in other ventures, under equity method also includes an investment in Top Layer Re of $25.4 million (2007 – $29.0 million) and in Tower Hill Holdings Inc. (“Tower Hill”) of $15.2 million (2007 – $14.4 million). We originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively.

In May 2007, the Company invested $10.0 million in Starbound II, which represents a 9.8% equity ownership interest in Starbound II and in December 2007 the Company invested an additional $9.2 million in Starbound II which increased the Company’s investment and ownership percentage to $19.2 million and 17.1%, respectively. Effective July 31, 2008, Starbound II repurchased the outstanding shares of its investors at book value; as a result, the Company now owns 100% of Starbound II and consequently, Starbound II became a consolidated entity effective August 1, 2008.

The equity in earnings (losses) of ChannelRe, Tower Hill and Tower Hill Companies are reported one quarter in arrears, except that our 2007 results reflect the estimated fourth quarter charge from ChannelRe as it relates to unrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP.

RIHL

RIHL, a wholly owned subsidiary of the Company, holds investment grade fixed income securities and short term investments and was formed to enhance administrative efficiency and take advantage of the increased benefits and reduced costs ordinarily associated with the management of large investment portfolios of different subsidiaries in the same group. In addition, the administrative efficiency afforded by the use of RIHL facilitates the establishment of our collateralized letter of credit facility on advantageous terms that we believe would otherwise not be available. Through RIHL, certain of our operating subsidiaries invest in a diversified portfolio of highly liquid debt securities which are recorded at fair value. RIHL has been assigned a rating of AAAf/S2 by S&P and 100% of the securities held through RIHL have been assigned a rating of AA or higher by nationally recognized rating agencies. We may redeem our interests in RIHL at the current net asset value no more frequently than monthly. Third party service providers perform custodial functions in respect of RIHL, including valuation of the investment assets held through RIHL. Currently, external investment managers manage the assets held through RIHL, pursuant to written investment guidelines.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures are required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. We maintain a facility which, as of December 31, 2008, makes available to our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed $1.4 billion. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral. At February 11, 2009, we had $1,019.1 million of letters of credit with effective dates on or before December 31, 2008 outstanding under our $1.4 billion letter of credit facility and $1,024.1 million of total letters of credit outstanding under all facilities.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued FAS 157. FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 became effective for us on January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s statements of operations and financial condition when adopted.

In order to address the application of FAS 157 in a market that is not active, the FASB issued FASB Staff Position 157-3 (“FSP 157-3”) in October 2008. FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides examples to illustrate key considerations to determine the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157 and became effective upon issuance, including prior periods for which financial statements have not been issued. The application of FSP 157-3 did not have a material impact on the Company’s statements of operations and financial condition.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 became effective for us on January 1, 2008 and we elected the fair value option for certain financial assets and financial liabilities. An entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of FAS 159 did not have a material impact on the Company’s statements of operations and financial condition when adopted.

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under Statement No. 128, Earnings per Share. EITF 03-6-1 provides guidance on the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated statements of operations and financial condition when adopted.

Contractual Obligations

At December 31, 2008	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)

Long term debt obligations (1)
5.875% Senior Notes	$124,240	$5,875	$11,750	$106,615	$—
RenaissanceRe revolving credit facility (2)	157,650	157,650	—	—	—
DaVinciRe revolving credit facility (2)	213,973	10,000	203,973	—	—
Private equity and investment fund commitments (3)	239,122	239,122	—	—	—
Operating lease obligations	44,723	6,782	12,605	11,042	14,294
Capital lease obligations	50,289	2,893	5,112	4,834	37,450
Other secured liabilities	77,420	77,420	—	—	—
Obligations under credit derivative contracts	215	43	86	86	—
Reverse repurchase obligation	50,128	50,128	—	—	—
Payable for investments purchased	378,111	378,111	—	—	—
Reserve for claims and claim expenses (4)	2,160,612	745,348	611,235	351,701	452,328

Total contractual obligations	$3,496,483	$1,673,372	$844,761	$474,278	$504,072

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2009 through 2011 based upon the current interest rate on the facility.

(3)	The private equity commitments and bank loan fund do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(4)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. We have based our estimates of future claim payments upon benchmark industry payment patterns, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

In certain circumstances, many of our contractual obligations may be accelerated to dates other than those reflected in the table, due to defaults under the agreements governing those obligations (including pursuant to cross-default provisions in such agreements) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances, these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

Current Outlook

General Economic Conditions

The United States and other markets around the world have been experiencing deteriorating economic conditions, including substantial and continuing financial market disruptions. If this trend in economic conditions continues or deteriorates further through 2009, we believe it would adversely affect the business environment in our principal markets, and accordingly could adversely affect demand for the products sold by us or our clients. In addition, during an economic downturn, our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, and others, would likely be increased. Moreover, our markets may experience increased inflationary conditions which would cause loss costs to increase.

While the Company continuously monitors the financial markets for opportunities to raise capital or refinance existing obligations on attractive terms, the Company does not currently believe that it requires additional capital in the near term due to its strong current financial position. However, due to the ever present potential for significant volatility in excess capital due primarily to our exposure to potentially significant catastrophic events and if the current financial market disruption should continue, it could prove difficult to raise capital, when needed, on attractive terms or at all. For example, as noted under “Liquidity and Capital Resources”, the Company’s $500.0 million revolving credit facility expires in August 2009 and while the Company may desire to amend this facility or enter into a new facility, we are unable to assure you that we will be able to do so on terms favorable to the Company or at all.

Current conditions in the investment markets, the current interest rate environment and general economic conditions could continue to adversely affect our net investment income on our fixed income investments and our other invested assets. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Net investment income is an important contributor to the Company’s results of operations, and we currently expect the investment environment to remain challenging for the foreseeable future. We expect the current volatile financial markets and challenging economic conditions to persist for some time and we are unable to predict with certainty when conditions might improve, or the pace or scale of any such improvement.

Market Conditions and Competition

The 2008 hurricane season proved to be an active year meteorologically, with the occurrence of two significant hurricanes, Gustav and Ike, as well as a number of smaller storms such as Dolly, Fay and Hanna, making landfall in the United States. In addition, the dislocations in the investment markets have eroded the capital and surplus of many market participants. We believe these factors have contributed to changes in market conditions by increasing demand for insurance and reinsurance protection, particularly with respect to the U.S. property catastrophe business, and other risk mitigation products, at a time when the supply of new capacity is constrained. We currently expect this increased demand to continue through 2009, and to potentially give rise to increased opportunity for new business, although we also expect competition for this business to remain robust. We are unable to predict how long this situation may persist, although we expect it would be relatively temporary. While the pricing environment has improved somewhat, particularly in property catastrophe lines, as a result of these and other factors, our markets may also experience increased loss costs, decreased pricing flexibility and potentially reduced consumer purchasing power, which could result in somewhat reduced underwriting profitability for the industry overall. We believe that our strong relationships, and track record of superior claims paying and other client service, has and will continue to enable us to compete robustly for the business we find attractive.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds such as the FHCF, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time.

With respect to our Individual Risk segment, prior to recent developments in the financial markets and in our industry, we had expected to experience increasing competition for attractive new programs, and for the retention of our current programs. At this time, we believe it is possible that the increased pricing pressures we had been experiencing across many of the lines of individual risk business we write have begun to moderate as a result of the factors noted above, as well as the prospects for increased fragmentation amongst certain competitors and other market participants. Market conditions are fluid and evolving and we cannot assure you that pricing conditions in these markets will improve or that we will succeed in growing our business if they do. While we are seeing attractive new opportunities in our multi-peril crop insurance line of business, which now accounts for almost half of our gross premiums written in our Individual Risk segment, premiums in this line of business are inherently volatile as they are driven in part by commodity prices, which are subject to significant short and long term price changes. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships and seek to respond quickly to potential growth opportunities, our in-depth due diligence process means that growth opportunities within this segment take time. We believe that we have established ourselves as an effective and creative, though disciplined, partner, and as a result we are presented with many of the more attractive opportunities to analyze and compete for.

In addition, we continue to expand the capabilities of our ventures unit to explore potential strategic investments and other opportunities. In evaluating such new ventures, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. We currently expect the ongoing dislocation in the capital and credit markets may present additional, potentially attractive investment and operational opportunities, particularly given our strong reputation, financial resources, and track record of effectively structuring investments and joint ventures.

Legislative and Regulatory Update

In January 2007, the State of Florida enacted legislation which increased the access of primary Florida insurers to the FHCF. Through the FHCF, the State of Florida currently provides below market rate reinsurance of up to $28.0 billion per season, an increase from the previous cap of $16.0 billion, with the State able to further increase the limits up to an additional $4.0 billion per season. Further, the legislation expanded the ability of Citizens Property Insurance Corporation (“Citizens”), a state-sponsored entity, to compete with private insurance companies, such as ours. In 2008, the Florida legislature considered but did not pass a bill that would reduce the coverage currently provided by the FHCF. In addition, the Florida legislature did pass legislation (the “Florida Bill”) that, among other things, continued the freeze of Citizens’ rates until at least July 1, 2009 and capped increases for three years thereafter, revised aspects of the size and allocation of assessments and allowed Citizens to continue to insure homes worth over $1.0 million. In October 2008, the Advisory Council to the FHCF received a report analyzing the significant challenges the FHCF would face, in part in light of the ongoing global financial market dislocation, if required to fund a significant amount of its total potential financial obligations. A failure of the FHCF to honor its obligations would adversely impact the Florida market, and would pose meaningful challenges to the insurers who have purchased coverage from the FHCF, including many of our clients. In light of these issues, Florida stakeholders and policymakers are considering a number of reform initiatives, including a possible reduction in the current limits offered by the FHCF or possible increases in the premiums charged by the FHCF to Citizens and to private insurers. At this time, we cannot estimate the likelihood that any reforms will be enacted into law, or the impact on existing participants in the Florida market, including our clients and investees, on us directly, or on the private Florida insurance market generally, if they are not.

In 2007, the U.S. House of Representatives passed legislation, H.R. 3121, the Flood Insurance Reform and Modernization Act, which would renew, expand and alter the National Flood Insurance Program (“NFIP”). The NFIP, which is operated by the Federal Emergency Management Agency (“FEMA”), provides subsidized flood insurance in identified flood plain zones. H.R. 3121 includes a provision that would expand the NFIP to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event). This amendment, as approved by the House, would provide coverage up to $0.5 million for a single-family dwelling, $0.5 million for a dwelling unit within a multiple-dwelling structure, approximately $0.2 million for the contents of a dwelling unit, $1.0 million for non-residential properties, and approximately $0.8 million for the contents of a non-residential property.

Also in 2007, the U.S. House of Representatives approved another proposed bill, H.R. 3355, the “Homeowners’ Defense Act of 2007” comprised of two titles, one that would create a National Catastrophe Risk Consortium and one that would require the U.S. Treasury Department to establish a national homeowner’s insurance stabilization program. The National Catastrophe Risk Consortium program would allow multiple participating states to pool their respective catastrophic risk insurance or reinsurance wind pools or other residual markets amongst each other. The stabilization program would allow the Treasury Department to make below-cost loans to participating states or their reinsurance pools and/or residual markets.

In 2008, Congress conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. On September 18, 2008, U.S. Rep. Richard Neal introduced one such proposal, H.R. 6969 (the “Neal Bill”), a bill which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The bill, which has been referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined in reference to individual business lines). In the fourth quarter of 2008, the Senate Finance Committee released a staff discussion draft, which was substantively similar to the Neal Bill.

To date, none of the above legislation has been approved by the Senate, although their respective sponsors have announced plans to reintroduce these bills in 2009. We can provide no assurance that this legislation or similar legislation will not be adopted. We believe that passage of such legislation would adversely affect us, perhaps materially.

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

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of 1.5%, which equated to a decrease in market value of approximately $77.5 million on a portfolio valued at $5.2 billion at December 31, 2008. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

We use interest rate futures within our portfolio of fixed maturity investments available for sale to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2008, we had $1.6 billion of notional long positions and $134.0 million of notional short positions of Eurodollar, U.S. Treasury and non-U.S. dollar futures contracts. We account for these futures contracts at fair value and record them in our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these derivatives as recognized in other assets and liabilities in our consolidated balance sheet at December 31, 2008, was $0.1 million (2007 – $0.3 million) and $0.1 million (2007 – $0.3 million), respectively. During 2008, we recorded gains of $12.4 million (2007 – losses of $1.9 million) in our consolidated statement of operations related to these derivatives. The fair value of these derivatives is determined using exchange traded closing prices. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of our net position in these derivatives of approximately $4.1 million at December 31, 2008. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

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

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. From time to time, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. At December 31, 2008, the Company had notional exposure of $133.0 million (2007 – $222.5 million) related to foreign currency forward and option contracts purchased. Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During 2008, we incurred a loss of $21.4 million (2007 – gain of $3.6 million), on our foreign currency forward and option contracts related to our underwriting operations.

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. At December 31, 2008, our combined investment in these non-U.S. dollar investments was $141.1 million (2007 – $183.0 million). To economically hedge our exposure to currency fluctuations from these investments, we have entered into foreign currency forward contracts with net notional exposure of $103.6 million (2007 – $123.4 million). In the future, we may choose to increase our exposure to non-U.S. dollar investments. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in accumulated other comprehensive income. Realized foreign exchange gains or losses from the sale of our non-U.S. dollar available for sale investments, realized and unrealized foreign exchange gains or losses from the sale of our non-U.S. dollar other investments, and foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in our statements of operations. During 2008, we recorded a gain of $5.8 million (2007 – loss of $15.1 million) on our foreign currency forward contracts related to hedging our non-U.S. dollar investments. This was offset by a loss of $4.9 million (2007 – gain of $20.9 million) on our non-U.S. dollar denominated investments. In addition, we recorded a loss of $3.3 million in accumulated other comprehensive income (2007 – $0.4 million) related to the change in unrealized foreign exchange gains (losses) on non-U.S. dollar investments which are classified as available for sale.

Equity Price Risk

We are exposed to equity price risk due to our investment in a warrant to purchase common shares of Platinum, which we carry on our balance sheet at fair value, as well as to our investments in hedge funds, private equity funds and other investments as described below. The risk to the Platinum warrant is the potential for loss in fair value resulting from adverse changes in the price of Platinum’s common stock. The aggregate fair value of this investment in Platinum was $29.9 million at December 31, 2008. A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $6.9 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the warrant would be recorded in other loss.

We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; 2) private equity partnerships whose exit strategies often depend on the equity markets; such investments totaled $364.7 million at December 31, 2008 (2007 – $427.9 million); and 3) our investments in other ventures, under equity method, which totaled $99.9 million at December 31, 2008 (2007 – $90.6 million). A hypothetical 10 percent decline in the prices of these hedge funds, private equity partnerships and investments in other ventures, under equity method, holding all other factors constant, would have resulted in a $46.5 million decline in the fair value of these investments at December 31, 2008.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments available for sale, short term investments, premiums receivable and ceded reinsurance balances. At December 31, 2008 and 2007, our invested asset portfolio had a dollar weighted average rating of AA. From time to time, we purchase credit derivatives to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. At December 31, 2008, the maximum payments we were obligated to make under credit default swaps was $0.2 million (2007 – $1.0 million). The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet at December 31, 2008, was $0.9 million (2007 – $0.1 million). During 2008, we recorded gains of $1.1 million (2007 – $0.5 million) in our consolidated statement of operations. We account for credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

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

Energy and Weather-Related Derivative Risk

We purchase and sell certain derivative financial products primarily to address weather risks and engage in hedging and trading activities related to these risks. The trading markets for the instruments in which we participate are generally linked to weather, other natural phenomena, or products or indices linked in part to such phenomena, such as heating and cooling degree days, precipitation, energy production and prices, and commodity prices. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on our balance sheet at December 31, 2008, in other assets and other liabilities and totaled $41.7 million and $38.8 million, respectively (2007 – $15.9 million and $21.1 million, respectively). During 2008, the Company generated income related to these derivatives of $33.7 million (2007 – incurred losses of $1.1 million) which are included in other income (loss) and represents net settlements and changes in the fair value of these contracts.

In addition, we have entered into a credit derivatives agreement with respect to cat-linked securities whereby we have sold cat-linked securities with a par amount of $77.4 million at December 31, 2008 (2007 – $88.9 million) to a bank, while retaining the underlying risk. The agreement allows us to repurchase these securities at par and obligates us to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of this transaction, we are receiving the spread over LIBOR for each of the cat-link securities subject to the credit derivatives agreement, less a financing fee. The credit derivatives agreement is accounted for at fair value with changes in fair value recognized in other loss. We recognized $2.2 million (2007 – $2.0 million) of other income in our consolidated statements of operations in 2008 from this transaction. A 10% change decrease in the value of securities underlying the credit derivatives agreement would negatively impact our results by $7.7 million.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

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

3.	Exhibits

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (4)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (5)

10.3	Amendment No. 1, dated as of March 1, 2007, to the Employment Agreement, dated as of February 22, 2006 by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (6)

10.4	Amendment No. 2, dated as of November 19, 2008, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (7)

10.5	Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and Fred R. Donner. (8)

10.6	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and William I. Riker. (8)

10.7	Transition Services Agreement dated as of July 18, 2007 between RenaissanceRe Holdings Ltd. and William I. Riker. (9)

10.8	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (8)

10.9	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr. (8)

10.10	Form of Employment Agreement for Executive Officers. (8)

10.11	Form of Amendment to Employment Agreement for Executive Officers. (10)

10.12	Form of Amendment to Employment Agreement for Executive Officers. (7)

10.13	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard. (11)

10.14	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank U.S., National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. (12)

10.15	First Amendment Agreement, dated as of August 11, 2005, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders. (13)

10.16	Second Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of May 19, 2006, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders. (14)

10.17	Third Amendment, dated as of June 18, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders. (15)

10.18	Fourth Amendment, dated as of September 6, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders. (16)

10.19	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders. (17)

10.20	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan. (18)

10.21	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.22	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.23	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.24	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (12)

10.25	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (12)

10.26	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (21)

10.27	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (22)

10.28	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (21)

10.29	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (23)

10.30	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (24)

10.31	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.32	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.

10.33	Form of Restricted Stock Grant Agreement for Directors. (5)

10.34	Form of Option Grant Agreement for Directors. (5)

10.35	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank. (26)

10.36	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares. (27)

10.37	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (28)

10.38	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares. (29)

10.39	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee. (30)

10.40	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003. (31)

10.41	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Syndication Agents, ING Bank N.V., as Documentation Agent, and certain Lenders party thereto. (32)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2008.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 20, 2007.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the SEC on May 2, 2008.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9, 2004

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 3, 2006 (SEC File Number 001-14428).

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the SEC on August 2, 2006 (SEC File Number 001-14428).

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2007.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on October 31, 2007 (SEC File Number 001-14428).

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(18)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(19)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(23)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 4, 2003, relating to certain events which occurred on January 30, 2003.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the SEC on December 14, 2006.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 19, 2009.

RENAISSANCERE HOLDINGS LTD.

/s/ Neill A. Currie
Neill A. Currie
President, Chief Executive Officer,
Director

Signature	Title	Date

/s/ Neill A. Currie Neill A. Currie	President, Chief Executive Officer, Director	February 19, 2009

/s/ Fred R. Donner Fred R. Donner	Executive Vice President, Chief Financial Officer	February 19, 2009

/s/ Mark A. Wilcox Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 19, 2009

/s/ W. James MacGinnitie W. James MacGinnitie	Chairman of the Board of Directors	February 19, 2009

/s/ Thomas A. Cooper Thomas A. Cooper	Director	February 19, 2009

/s/ David C. Bushnell David C. Bushnell	Director	February 19, 2009

/s/ James L. Gibbons James L. Gibbons	Director	February 19, 2009

/s/ Jean D. Hamilton Jean D. Hamilton	Director	February 19, 2009

/s/ William F. Hecht William F. Hecht	Director	February 19, 2009

/s/ Henry Klehm, III Henry Klehm, III	Director	February 19, 2009

/s/ Ralph B. Levy Ralph B. Levy	Director	February 19, 2009

/s/ Anthony M. Santomero Anthony M. Santomero	Director	February 19, 2009

/s/ Nicholas L. Trivisonno Nicholas L. Trivisonno	Director	February 19, 2009

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young Ltd., the Independent Registered Public Accountants who also audited the Company’s consolidated financial statements. Ernst & Young Ltd.’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RenaissanceRe Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RenaissanceRe Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 19, 2009

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2008 and 2007

(in thousands of United States Dollars, except per share amounts)

	December 31, 2008	December 31, 2007
Assets
Fixed maturity investments available for sale, at fair value	$2,996,885	$3,914,363
(Amortized cost $2,916,991 and $3,863,902 at December 31, 2008 and 2007, respectively) (Note 5)
Short term investments, at fair value (Note 5)	2,172,343	1,821,549
Other investments, at fair value (Note 5)	773,475	807,864
Investments in other ventures, under equity method (Note 5)	99,879	90,572

Total investments	6,042,582	6,634,348
Cash and cash equivalents	274,692	330,226
Premiums receivable	565,630	475,075
Ceded reinsurance balances (Note 7)	88,019	107,916
Losses recoverable (Note 7)	299,534	183,275
Accrued investment income	26,614	39,084
Deferred acquisition costs	81,904	104,212
Receivable for investments sold	236,485	144,037
Other secured assets (Note 8)	76,424	90,488
Other assets	217,986	171,457
Goodwill and other intangibles (Note 4)	74,181	6,237

Total assets	$ 7,984,051	$ 8,286,355

Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 9)	$2,160,612	$2,028,496
Reserve for unearned premiums	510,235	563,336
Debt (Note 10)	450,000	451,951
Reinsurance balances payable	315,401	275,430
Payable for investments purchased	378,111	422,974
Other secured liabilities (Note 8)	77,420	88,920
Other liabilities	290,998	162,294

Total liabilities	4,182,777	3,993,401

Commitments and Contingencies

Minority Interest – DaVinciRe (Note 12)	768,531	815,451

Shareholders’ Equity (Note 13)
Preference Shares: $1.00 par value – 26,000,000 shares issued and outstanding at December 31, 2008 (2007 – 26,000,000 shares)	650,000	650,000
Common shares: $1.00 par value – 61,503,333 shares issued and outstanding at December 31, 2008 (2007 – 68,920,319 shares)	61,503	68,920
Additional paid-in capital	—	107,867
Accumulated other comprehensive income	75,387	44,719
Retained earnings	2,245,853	2,605,997

Total shareholders’ equity	3,032,743	3,477,503

Total liabilities, minority interest and shareholders’ equity	$7,984,051	$8,286,355

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2008, 2007 and 2006

(in thousands of United States Dollars, except per share amounts)

	2008	2007	2006
Revenues
Gross premiums written	$1,736,028	$1,809,637	$1,943,647

Net premiums written (Note 7)	$1,353,620	$1,435,335	$1,529,620
Decrease (increase) in unearned premiums	33,204	(10,966)	157

Net premiums earned (Note 7)	1,386,824	1,424,369	1,529,777
Net investment income (Note 5)	24,231	402,463	318,106
Net foreign exchange gains (losses)	2,600	3,968	(3,293)
Equity in earnings (losses) of other ventures (Note 5)	13,603	(128,609)	34,528
Other income (loss)	10,252	(37,930)	(3,917)
Net realized (losses) gains on investments (Note 5)	(206,314)	1,293	(34,464)

Total revenues	1,231,196	1,665,554	1,840,737

Expenses
Net claims and claim expenses incurred (Note 9)	760,489	479,274	446,230
Acquisition expenses	213,553	254,930	280,697
Operational expenses	122,165	110,464	109,586
Corporate expenses	25,635	28,860	24,418
Interest expense (Note 10)	24,633	33,626	37,602

Total expenses	1,146,475	907,154	898,533

Income before minority interests and taxes	84,721	758,400	942,204
Minority interest – DaVinciRe (Note 12)	(55,133)	(164,396)	(144,159)

Income before taxes	29,588	594,004	798,045
Income tax (expense) benefit (Note 17)	(568)	18,432	(935)

Net income	29,020	612,436	797,110
Dividends on preference shares (Note 13)	(42,300)	(42,861)	(35,475)

Net (loss) income (attributable) available to common shareholders	$(13,280)	$569,575	$761,635

Net (loss) income (attributable) available to common shareholders per common share – basic (Note 14)	$(0.21)	$8.08	$10.72
Net (loss) income (attributable) available to common shareholders per common share – diluted (Note 14) (1)	$(0.21)	$7.93	$10.57
Dividends per common share (Note 16)	$0.92	$0.88	$0.84

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2008, 2007 and 2006

(in thousands of United States Dollars)

	2008	2007	2006
Preference shares
Balance – January 1	$650,000	$800,000	$500,000
Repurchase of shares	—	(150,000)	—
Issuance of shares	—	—	300,000

Balance – December 31	650,000	650,000	800,000

Common shares
Balance – January 1	68,920	72,140	71,523
Repurchase of shares	(8,064)	(3,588)	—
Exercise of options and issuance of restricted stock awards (Note 20)	647	368	617

Balance – December 31	61,503	68,920	72,140

Additional paid-in capital
Balance – January 1	107,867	284,123	279,762
Repurchase of shares	(131,328)	(196,583)	—
Exercise of options and issuance of restricted stock awards (Note 20)	23,461	20,327	13,811
Offering expenses	—	—	(9,450)

Balance – December 31	—	107,867	284,123

Accumulated other comprehensive income
Balance – January 1	44,719	25,217	4,760
Net unrealized gains on securities, net of adjustment (see disclosure below)	30,668	19,502	20,457

Balance – December 31	75,387	44,719	25,217

Retained earnings
Balance – January 1	2,605,997	2,099,017	1,397,795
Net income	29,020	612,436	797,110
Repurchase of shares	(289,014)	—	—
Dividends on common shares	(57,850)	(62,595)	(60,413)
Dividends on preference shares	(42,300)	(42,861)	(35,475)

Balance – December 31	2,245,853	2,605,997	2,099,017

Total Shareholders’ Equity	$3,032,743	$3,477,503	$3,280,497

Comprehensive income
Net income	$29,020	$612,436	$797,110
Other comprehensive income	30,668	19,502	20,457

Comprehensive income	$59,688	$631,938	$817,567

Disclosure regarding net unrealized gains
Net unrealized holding (losses) gains arising during the year	$(175,646)	$20,795	$(14,007)
Net realized losses (gains) included in net income	206,314	(1,293)	34,464

Net unrealized gains on securities	$30,668	$19,502	$20,457

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(in thousands of United States Dollars)

	2008	2007	2006
Cash flows provided by operating activities
Net income	$29,020	$612,436	$797,110
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	(8,871)	(19,774)	(12,279)
Equity in undistributed losses (earnings) of other ventures	2,638	142,120	(22,061)
Net unrealized losses (gains) included in net investment income	259,398	(47,310)	(32,900)
Net unrealized (gains) losses included in other income	(4,537)	(7,315)	986
Net realized investment losses (gains)	206,314	(1,293)	34,464
Minority interest in undistributed net income of Da VinciRe	55,133	164,396	144,159
Change in:
Premiums receivable	(90,555)	(55,925)	(56,045)
Ceded reinsurance balances	19,897	26,055	(76,837)
Deferred acquisition costs	22,308	2,706	1,033
Reserve for claims and claim expenses, net	15,857	48,920	(145,060)
Reserve for unearned premiums	(53,101)	(15,088)	76,680
Reinsurance balances payable	39,971	(119,653)	102,776
Other	50,566	62,890	1,290

Net cash provided by operating activities	544,038	793,165	813,316

Cash flows used in investing activities
Proceeds from sales and maturities of investments available for sale	11,403,443	4,301,189	5,215,820
Purchases of investments available for sale	(10,776,997)	(4,806,219)	(5,402,302)
Net (purchases) sales of short term investments	(350,794)	589,422	(757,353)
Net (purchases) sales of other investments	(218,263)	(252,179)	15,326
Net purchases of investments in other ventures	(37,372)	(1,702)	(28,800)
Net proceeds from other assets	6,500	—	—
Net purchases of subsidiaries	(77,631)	—	—

Net cash used in investing activities	(51,114)	(169,489)	(957,309)

Cash flows (used in) provided by financing activities
Dividends paid – common shares	(57,850)	(62,595)	(60,413)
Dividends paid – preference shares	(42,300)	(42,861)	(34,650)
RenaissanceRe common share repurchases	(428,406)	(200,171)	—
Issuance of preference shares, net of expenses	—	—	291,127
Redemption of 7.0% Senior Notes	(150,000)	—	—
Redemption of Series A preference shares	—	(150,000)	—
Redemption of capital securities	—	(103,093)	—
Net drawdown (repayment) of debt	148,049	1,951	(50,000)
Reverse repurchase agreement	50,000	—	—
Secured asset financing	(11,500)	88,920	—
Net increase in minority interests	—	—	38,327
DaVinci share repurchase	(100,000)	—	—
Third party DaVinciRe share repurchase	43,549	(40,000)	—

Net cash (used in) provided by financing activities	(548,458)	(507,849)	184,391

Net (decrease) increase in cash and cash equivalents	(55,534)	115,827	40,398
Cash and cash equivalents, beginning of year	330,226	214,399	174,001

Cash and cash equivalents, end of year	$274,692	$330,226	$214,399

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 (amounts in tables expressed in thousands of United States dollars, except per share amounts)

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

•

The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of Glencoe Group Holdings Ltd. (“Glencoe Group”). These operating subsidiaries principally include Stonington Insurance Company (“Stonington”), which writes business in the United States on an admitted basis, and Glencoe Insurance Ltd. (“Glencoe”) and Lantana Insurance Ltd. (“Lantana”), which write business in the United States on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis. The Individual Risk operations also includes the results of Agro National Inc. (“Agro National”), a managing general underwriter of multi-peril crop insurance, which the Company acquired substantially all of the assets of on June 2, 2008.

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

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, fair value, including the fair value of investments, financial instruments and derivatives, impairment charges and the Company’s net deferred tax asset.

PREMIUMS AND RELATED EXPENSES

Premiums are recognized as income, net of any applicable reinsurance or retrocessional coverage purchased, over the terms of the related contracts and policies. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Subsequent differences arising on such estimates are recorded in the period in which they are determined. Reserve for unearned premiums represents the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Such reserves are computed by pro-rata methods based on statistical data or reports received from ceding companies. Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon paid losses and case reserves. Reinstatement premiums are earned when written.

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

Short term investments, which are managed as part of the Company’s investment portfolio and have a maturity of one year or less when purchased, are carried at fair value. Cash equivalents include money market instruments with a maturity of ninety days or less when purchased.

Other investments are carried at fair value with interest and dividend income, income distributions and realized and unrealized gains and losses included in net investment income. The fair value of other investments is generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Many of the Company’s other investments are subject to restrictions on redemptions or sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of the Company’s fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s current reporting date. In these circumstances, the Company estimates the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, it uses all credible information available. This principally includes preliminary estimates reported by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has reported results, or other valuation methods, as necessary. Actual final fund valuations may differ, perhaps materially so, from the Company’s estimates and these differences are recorded in the period they become known as a change in estimate. The Company’s estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.

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

FAIR VALUE

The Company accounts for certain of its assets and liabilities at fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its statements of operation, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for business combinations in accordance with FASB Statement No. 141, Business Combinations (“FAS 141”), and goodwill and other intangible assets that arise from business combinations in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). A purchase price that is in excess of the fair value of the net assets acquired arising from a business combination is recorded as goodwill, and is not amortized. Other intangible assets with a finite life are amortized over the estimated useful life of the asset. Other intangible assets with an indefinite useful life are not amortized.

Goodwill and other intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill and other intangible assets recorded in connection with investments accounted for under the equity method, are recorded as “Investments in other ventures, under equity method” on the Company’s consolidated balance sheets.

The Company has established September 30 as the date for performing its annual impairment tests. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding expense reflected in the Company’s consolidated statements of operations.

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

TAXATION

Income taxes have been provided in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes, on those operations which are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, unearned premium reserves, net operating loss carryforwards, intangible assets, accrued expenses, deferred policy acquisition costs and certain investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Uncertain tax positions must meet a more-likely-than-not recognition threshold to be recognized.

VARIABLE INTEREST ENTITIES

The Company accounts for variable interest entities (“VIE”) in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, as revised (“FIN 46(R)”), which requires the consolidation of all VIE’s by the investor that will absorb a majority of the VIE’s expected losses or residual returns. Refer to “Note 11. Variable Interest Entities”, for more information.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 became effective for the Company on January 1, 2008 and the adoption of FAS 157 did not have a material impact on the Company’s statements of operations and financial condition when adopted.

In order to address the application of FAS 157 in a market that is not active, the FASB issued FASB Staff Position 157-3 (“FSP 157-3”) in October 2008. FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157 and became effective upon issuance, including prior periods for which financial statements have not been issued. The application of FSP 157-3 did not have a material impact on the Company’s statements of operations and financial condition.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 became effective for the Company on January 1, 2008 and the Company elected the fair value option for certain financial assets and financial liabilities. An entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of FAS 159 did not have a material impact on the Company’s statements of operations and financial condition when adopted.

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under Statement No. 128, Earnings per Share. EITF 03-6-1 provides guidance on the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated statements of operations and financial condition when adopted.

NOTE 3.    BUSINESS COMBINATIONS

On June 2, 2008, the Company acquired substantially all the assets and assumed certain liabilities of Agro National, LLC. Agro National is based in Council Bluffs, Iowa and is a managing general underwriter of multi-peril crop insurance. Agro National offers high quality risk protection products and services to the agricultural community throughout the U.S. Agro National participates in the U.S. Federal government’s Multi-Peril Crop Insurance Program and has been writing business on behalf of Stonington, a wholly owned subsidiary of the Company, since 2004. The base purchase price paid by the Company was $80.5 million, plus additional amounts as determined in accordance with the terms of the asset purchase agreement. In connection with the purchase, the Company recorded $46.3 million of intangible assets and $20.4 million of goodwill in the second quarter of 2008. The acquisition was undertaken to purchase the distribution channel for the Company’s multi-peril crop insurance business which was previously conducted through a managing general agency contractual relationship with Agro National, LLC. Other factors that added to the value of Agro National, LLC included its agent relationships, systems and technology, brand name and workforce. These factors resulted in a purchase price greater than the fair value of the net assets acquired and the recognition of goodwill and intangible assets. The acquisition of the net assets was accounted for using the purchase method in accordance with FAS 141.

The fair value of the assets and liabilities acquired and allocation of purchase price is summarized as follows:

Total purchase price		$80,500

Assets acquired
Cash and cash equivalents	$4,867
Accounts and notes receivable	31,241
Property and equipment	378
Software	12,600
Other assets	14

Tangible assets acquired		49,100

Intangible asset – Agent relationships	39,900
Intangible asset – Trade name	3,500
Intangible asset – Covenants not-to-compete	2,900

Intangible assets acquired		46,300

Liabilities acquired
Accounts payable and accrued liabilities	35,345

Liabilities acquired		35,345

Excess purchase price – Goodwill		$20,445

Agent relationships represent the value of the existing non-contractual relationships Agro National, LLC had with its insurance agents. Agent relationships have a finite estimated useful life of approximately 20 years and are being amortized in proportion to their expected cash flows. The trade name represents the value of the Agro National, LLC brand and is estimated to have a useful life of 25 years. The trade name is being amortized straight line over 25 years. Covenants not-to-compete represent non-compete agreements with key employees of Agro National, LLC. These agreements are being amortized straight line over their contractual life which has a weighted average life of approximately four years. Goodwill is estimated to have an indefinite life. The goodwill and intangible assets are recorded entirely in the Company’s Individual Risk segment. During 2008, the Company recorded $4.2 million of intangible asset amortization related to these intangibles.

The estimated remaining amortization expense for the intangible assets is as follows:

2009	$4,476
2010	4,349
2011	4,205
2012	3,623
2013 and thereafter	25,496

Total	$42,149

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

Year ended December 31,	2008	2007
	(unaudited)	(unaudited)
Gross premiums written	$1,736,028	$1,809,637
Net premiums earned	$1,386,824	$1,424,369
Total revenue	$1,231,196	$1,665,554
Total expenses	$1,137,584	$899,640
Net (loss) income (attributable) available to common shareholders	$(4,389)	$577,089
Net (loss) income (attributable) available to common shareholders per common share – basic	$(0.07)	$8.18
Net (loss) income (attributable) available to common shareholders per common share – diluted (1)	$(0.07)	$8.03

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

The pro-forma net (loss) income (attributable) available to common shareholders per common share – diluted for the year ended December 31, 2008 and 2007 of $(0.07) and $8.03, respectively, compares to actual results of $(0.21) and $7.93 for the year ended December 31, 2008 and 2007, respectively.

Effective April 1, 2008, the Company purchased substantially all the assets of Claims Management Services, Inc. (“CMS”). CMS was subsequently renamed Glencoe Group Claims Management Inc. (“Glencoe Claims”). Glencoe Claims is based in Roswell, Georgia and is a privately held company specializing in claims administration, adjusting and consulting services for insurance companies, managing general agents, self-insured clients, fronted programs and clients with substantial retentions or deductibles. Glencoe Claims has a proprietary network of licensed adjusters and offers services on a national basis. The Company uses Glencoe Claims for claims services solely for its own business and Glencoe Claims is not currently providing claims services to third parties. The base purchase price paid by the Company was $3.8 million, plus additional amounts as determined in accordance with the terms of the asset purchase agreement. In connection with the purchase, the Company acquired net assets with a fair value of $0.5 million and recorded $3.3 million of goodwill. Goodwill is estimated to have an indefinite life and is recorded entirely in the Company’s Individual Risk segment.

NOTE 4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows an analysis of goodwill and other intangibles assets for the years ended December 31, 2008 and 2007:

	Goodwill and other intangibles
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2006	$1,452	$2,603	$4,055
Acquired during the year	846	3,129	3,975
Amortization	—	(1,793)	(1,793)
Impairment losses	—	—	—

Balance as of December 31, 2007	2,298	3,939	6,237
Acquired during the year	$23,710	$50,910	$74,620
Amortization	—	(6,676)	(6,676)
Impairment losses	—	—	—

Balance as of December 31, 2008	$26,008	$48,173	$74,181

The majority of the increase in goodwill and other intangible assets in 2008, relates to the asset acquisitions of Agro National, LLC and CMS as described in “Note 3. Business Combinations”. In addition, the Company acquired other intangible assets of $4.6 million relating to a small acquisition and the purchase of patents.

The following table shows an analysis of goodwill and other intangibles assets included in investments in other ventures, under equity method for the years ended December 31, 2008 and 2007:

Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2006	$—	$—	$—
Acquired during the year	—	—	—
Amortization	—	—	—
Impairment losses	—	—	—

Balance as of December 31, 2007	—	—	—
Acquired during the year	$8,477	$44,323	$52,800
Amortization	—	(2,980)	(2,980)
Impairment losses	—	—	—

Balance as of December 31, 2008	$8,477	$41,343	$49,820

The useful life of intangible assets with finite lives ranges from 1 to 25 years, with a weighted-average amortization period of 16 years. Expected amortization of the intangible assets, including intangible assets recorded in investments in other ventures, under equity method is shown below:

2009	$12,447
2010	10,425
2011	9,772
2012	8,681
2013 and thereafter	48,191

Total	$89,516

NOTE 5.    INVESTMENTS

Fixed Maturity Investments Available For Sale

The amortized cost, fair value and related unrealized gains and losses on fixed maturity investments are as follows:

At December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasuries	$462,489	$4,991	$—	$467,480
Agencies	431,527	16,994	—	448,521
Non-U.S. government	53,592	3,466	—	57,058
Corporate	719,234	27,976	—	747,210
Mortgage-backed	1,084,156	26,438	—	1,110,594
Asset-backed	165,993	29	—	166,022

	$2,916,991	$79,894	$—	$2,996,885

At December 31, 2007	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasuries	$760,624	$7,161	$—	$767,785
Agencies	285,954	4,240	—	290,194
Non-U.S. government	63,342	3,154	—	66,496
Corporate	919,243	18,046	—	937,289
Mortgage-backed	1,240,316	11,266	—	1,251,582
Asset-backed	594,423	6,594	—	601,017

	$3,863,902	$50,461	$—	$3,914,363

During the year ended December 31, 2008, the Company recorded $217.0 million (2007 – $25.5 million, 2006 – $46.4 million) in other than temporary impairment charges including impairment charges for which the Company believes it will not be able to recover the full principal amount if the impaired security is held to maturity, of $8.3 million (2007 – $nil, 2006 – $0.1 million). As of December 31, 2008 and 2007, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position.

Contractual maturities of fixed maturity securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. This table does not reflect short term investments.

At December 31, 2008	Amortized cost	Fair value
Due in less than one year	$113,014	$115,316
Due after one through five years	1,298,769	1,327,837
Due after five through ten years	169,722	183,396
Due after ten years	85,337	93,720
Mortgage-backed	1,084,156	1,110,594
Asset-backed	165,993	166,022

Total	$2,916,991	$2,996,885

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,	2008	2007	2006
Fixed maturity investments available for sale	$201,220	$176,785	$158,516
Short term investments	48,437	118,483	92,818
Other investments
Hedge funds and private equity investments	(101,779)	87,985	50,333
Other	(117,867)	17,469	15,335
Cash and cash equivalents	7,452	11,026	8,552
Dividends on equity investment in reinsurance company	—	—	317

	37,463	411,748	325,871
Investment expenses	(13,232)	(9,285)	(7,765)

Net investment income	$24,231	$402,463	$318,106

The analysis of realized (losses) gains and the change in unrealized gains on investments is as follows:

Year ended December 31,	2008	2007	2006
Gross realized gains	$99,634	$35,923	$21,034
Gross realized losses	(88,934)	(9,117)	(9,097)
Other than temporary impairments	(217,014)	(25,513)	(46,401)

Net realized (losses) gains on investments	(206,314)	1,293	(34,464)
Change in unrealized gains	29,433	19,502	20,457

Total realized and change in unrealized (losses) gains on investments	$(176,881)	$20,795	$(14,007)

At December 31, 2008, $147.4 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including $53.2 million associated with a $50.0 million reverse repurchase agreement.

Under the terms of certain reinsurance contracts, certain of the Company’s subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. To support the Company’s letters of credit, participating operating subsidiaries and joint ventures have pledged shares of Renaissance Investment Holdings Ltd. (“RIHL”) and other securities owned by them as collateral. At December 31, 2008, the Company had pledged RIHL shares and other securities in the amount of $1,148.1 million to support its letters of credit.

Other Investments

The table below shows the Company’s portfolio of other investments:

At December 31,	2008	2007
Private equity partnerships	$258,901	$301,446
Senior secured bank loan funds	215,870	158,203
Hedge funds	105,838	126,417
Catastrophe bonds	93,085	95,535
Non-U.S. fixed income funds	81,719	126,252
Miscellaneous other investments	18,062	11

Total other investments	$773,475	$807,864

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment loss and totaled $219.6 million (2007 – income of $105.5 million, 2006 – income of $65.7 million) of which $259.4 million was related to net unrealized losses (2007 – net unrealized gains of $47.3 million, 2006 – net unrealized gains of $30.1 million).

As of December 31, 2008, the Company has committed capital to private equity partnerships of $586.7 million, of which $348.7 million has been contributed.

Investments in Other Ventures, under Equity Method

The table below shows the Company’s portfolio of investments in other ventures, under equity method:

Year ended December 31,	2008			2007
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
ChannelRe	$119,697	32.7	$—	$119,697	32.7	$—
Tower Hill Companies	50,000	25.0	47,699	—	—	—
Top Layer Re	13,125	50.0	25,367	13,125	50.0	28,982
Tower Hill	10,000	28.6	15,227	10,000	28.6	14,382
Aladdin	—	—	—	25,500	14.6	25,500
Starbound II	—	—	—	19,237	17.1	21,708
Other	12,040	n/a	11,586	—	—	—

Total investments in other ventures, under equity method	$204,862		$99,879	$187,559		$90,572

In addition to the Company’s $10.0 million investment in Tower Hill Holdings Inc. (“Tower Hill”) during 2005, representing a 28.6% equity interest, on July 1, 2008, the Company invested $50.0 million, representing a 25.0% equity interest, in Tower Hill Insurance Group, LLC (“THIG”), Tower Hill Claims Services, LLC (“THCS”) and Tower Hill Claims Management, LLC (“THCM”) (collectively the “Tower Hill Companies”). THIG is a managing general agency specializing in insurance coverage for site built and manufactured homes. The Company’s investment was greater than the fair value of the net assets acquired and therefore resulted in the recognition of goodwill and intangible assets. In connection with the investment, the Company recorded $40.0 million of intangible assets and $7.8 million of goodwill on the July 1, 2008 effective date. The investment in the Tower Hill Companies was accounted for using the equity method in accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”) and as such, the goodwill and intangible assets are recorded under “Investments in other ventures, under equity method” in the Company’s consolidated balance sheet at December 31, 2008.

Investments in other ventures, under equity method includes the Company’s investment in ChannelRe of $nil (2007 – $nil). During the fourth quarter of 2007, ChannelRe estimated unrealized mark-to-market losses in its portfolio of financial guaranty contracts accounted for as derivatives under GAAP, were in excess of its shareholders’ equity. As a result of these mark-to-market losses, the Company reduced its carried value of ChannelRe to $nil at December 31, 2007 and until such time as ChannelRe’s shareholders’ equity is positive, the Company will not record any equity in earnings in its investment in ChannelRe. As a result, the carried value of ChannelRe at December 31, 2008 continues to be $nil. It is possible that with the adoption of FAS 157, that in future periods the nonperformance risk or own credit risk portion of ChannelRe’s mark-to-market on its financial guaranty contracts accounted for as derivatives under GAAP may increase, or that the underlying mark-to-market on ChannelRe’s financial guaranty contracts accounted for as derivatives under GAAP may decrease, or both, which could result in ChannelRe returning to a positive equity position, at which time the Company would then record its share of ChannelRe’s net income, subject to impairment, or its share of ChannelRe’s net loss.

During the fourth quarter of 2007, the Company invested $25.5 million in the preferred equity of Aladdin, representing a 14.6% ownership interest. Aladdin was established to provide credit protection on fixed income securities in return for a premium. Due to adverse market conditions, Aladdin elected to not write any business and subsequently announced during the fourth quarter of 2008, that it would wind-up its operations and return the residual capital to shareholders. The Company expects to receive the majority of its original investment, less administrative expenses incurred. At December 31, 2008, the Company had recorded a receivable of $24.4 million in other assets for the expected liquidation value of Aladdin. During January 2009, the Company received an initial payout of $24.2 million with the final distribution expected to be received during the second quarter of 2009.

Investments in other ventures, under equity method also includes an original investment of $13.1 million in Top Layer Re, representing a 50.0% ownership.

In May 2007, the Company invested $10.0 million in Starbound II, which represents a 9.8% equity ownership interest in Starbound II and in December 2007 the Company invested an additional $9.2 million in Starbound II which increased the Company’s investment and ownership percentage to $19.2 million and 17.1%, respectively. Effective July 31, 2008, Starbound II repurchased the outstanding shares of its investors at book value; as a result, the Company now owns 100% of Starbound II and consequently, Starbound II became a consolidated entity effective August 1, 2008.

The table below shows the Company’s equity in earnings (losses) of other ventures, under equity method:

Year ended December 31,	2008	2007	2006
Top Layer Re	$11,377	$14,949	$12,703
Starbound II	3,202	2,472	—
Tower Hill and Tower Hill Companies	545	3,432	602
Channel Re	—	(151,751)	19,097
Other	(1,521)	2,289	2,126

Total equity in earnings (losses) of other ventures	$13,603	$(128,609)	$34,528

The equity in earnings (losses) of ChannelRe, Tower Hill and Tower Hill Companies are reported one quarter in arrears, except that the Company’s 2007 results reflect the estimated fourth quarter charge from ChannelRe as it relates to unrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP.

Undistributed losses in the Company’s investments in other ventures were $102.1 million at December 31, 2008 (2007 – $97.0 million).

Refer to “Note 25. Summarized Financial Information of ChannelRe Holdings Ltd.”, for more information on ChannelRe.

NOTE 6.    FAIR VALUE MEASUREMENTS

The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses, is pervasive within the Company’s financial statements, and is a critical accounting policy and estimate for the Company. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its statements of operation, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described below:

•

Fair values determined by Level 1 inputs utilize unadjusted quoted prices obtained from active markets for identical assets or liabilities that the Company has access to. The fair value is determined by multiplying the quoted price by the quantity held by the Company;

•

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals, broker quotes and certain pricing indices; and

•

Level 3 inputs are based on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In these cases, significant management assumptions can be used to establish management’s best estimate of the assumptions used by other market participants in determining the fair value of the asset or liability.

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

There have been no material changes in the Company’s valuation techniques since the adoption of FAS 157 effective January 1, 2008.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis:

At December 31, 2008	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Fixed maturity investments available for sale	$2,996,885	$467,480	$2,529,405	$—
Short term investments	2,172,343	—	2,172,343	—
Other investments	773,475	—	391,395	382,080
Other secured assets	76,424	—	76,424	—
Other assets and liabilities (1)	(8,714)	31,167	2,631	(42,512)

	$6,010,413	$498,647	$5,172,198	$339,568

(1)	Other assets of $34.3 million, $29.9 million and $10.3 million are included in Level 1, Level 2 and Level 3, respectively. Other liabilities of $3.1 million, $27.3 million and $52.8 million are included in Level 1, Level 2 and Level 3, respectively.

Fixed maturity investments available for sale included in Level 1 consist of the Company’s investments in U.S. treasuries. Included in Level 2 are U.S. agencies, non-U.S. government, corporate, mortgage-backed and asset-backed fixed maturity investments available for sale.

The Company’s fixed maturity investments available for sale portfolio is priced using broker quotations and pricing services, such as index providers and pricing vendors. The pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services utilize market data and other observable inputs in matrix pricing models to determine prices. Prices are generally verified using third party data. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets. The Company considers these Level 2 inputs as they are corroborated with other externally obtained information.

Short term investments are considered Level 2 and fair values are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments available for sale noted above.

Other investments included in Level 2 are the Company’s investments in hedge funds, catastrophe bonds, a non-U.S. dollar fixed income fund and a highly liquid bank loan fund. Included in Level 3 are the Company’s private equity partnership investments and a senior secured bank loan fund. The majority of the Company’s other investments included in Level 2 use net asset valuations provided by the investment manager, third party administrator, recent financial information or available market data to estimate fair value. In certain cases, management’s judgment may also be required to estimate fair value. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to, and as a result, is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers. The Company’s investment in senior secured bank loan funds is valued using net asset valuations received from the investment manager. The investment manager relies on estimated valuations obtained from the individual bank loan funds. As these inputs are primarily based on significant judgment on the part of the investment manager, especially during the recent economic climate of limited trading activity and observable market inputs, the Company considers the fair value of its investment in senior secured bank loan funds to be determined using Level 3 inputs.

Below is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other investments (1)	Other assets and (liabilities) (2)	Total

Balance – January 1	$375,281	$(9,950)	$365,331
Total unrealized (losses) gains
Included in net investment income	(132,901)	668	(132,233)
Included in other income	(163)	(9,703)	(9,866)
Total realized gains (losses)
Included in net investment income	4,844	—	4,844
Included in other income	—	(13,545)	(13,545)
Total foreign exchange losses	(1,603)	(107)	(1,710)
Net purchases, issuances, and settlements	136,622	(9,875)	126,747
Net transfers in and/or out of Level 3	—	—	—

Balance – December 31	$382,080	$(42,512)	$339,568

(1)	Other investments primarily include investments in private equity partnerships and a senior secured bank loan fund.

(2)	Balance at December 31, 2008 includes $10.3 million of other assets and $52.8 million of other liabilities.

The Fair Value Option for Financial Assets and Financial Liabilities

Upon adoption of FAS 159, the Company elected the fair value option for certain assets and liabilities. These assets and liabilities were previously accounted for under applicable GAAP that resulted in a carrying value that approximated fair value, and as such, there were no material changes to the reported value of these assets and liabilities upon adoption. The Company has elected to use the guidance under FAS 159 for these assets and liabilities as FAS 159 represents the most current applicable GAAP. Below is a summary of the balances the Company has elected to account for under FAS 159:

	December 31, 2008	January 1, 2008

Other investments	$773,475	$807,864
Other secured assets	76,424	90,488
Other assets and (liabilities) (1)	$(11,209)	$(6,402)

(1)	Balance at December 31, 2008 includes $2.8 million of other assets and $14.0 million of other liabilities. Balance at January 1, 2008 includes $4.6 million of other assets and $11.0 million of other liabilities.

Included in net investment income for the year ended December 31, 2008 is $259.4 million of net unrealized losses related to the changes in fair value of other investments. Net unrealized gains (losses) related to the changes in the fair value of other secured assets and other assets and liabilities recorded in other income was $(2.5) million and $(0.1) million, respectively, for the year ended December 31, 2008.

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes reinsurance contracts that are accounted for at fair value. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $2.8 million and $nil, respectively (2007 – $4.6 million and $0.6 million, respectively). During 2008, the Company recorded losses of $9.3 million (2007 – $36.8 million, 2006 – $6.0 million) which are included in other loss and represents net settlements and changes in the fair value of these contracts.

NOTE 7.    CEDED REINSURANCE

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

The effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred for the years ended December 31, 2008, 2007 and 2006 was as follows:

Year ended December 31,	2008	2007	2006
Premiums written
Direct	$489,866	$416,642	$451,325
Assumed	1,246,162	1,392,995	1,492,322
Ceded	(382,408)	(374,302)	(414,027)

Net	$1,353,620	$1,435,335	$1,529,620

Premiums earned
Direct	$487,223	$453,729	$464,858
Assumed	1,301,906	1,370,997	1,402,109
Ceded	(402,305)	(400,357)	(337,190)

Net	$1,386,824	$1,424,369	$1,529,777

Claims and claim expenses
Gross claims and claim expenses incurred	$928,263	$563,758	$504,110
Claims and claim expenses recovered	(167,774)	(84,484)	(57,880)

Net claims and claim expenses incurred	$760,489	$479,274	$446,230

The reinsurers with the three largest balances accounted for 26.6%, 18.2% and 8.1%, respectively, of the Company’s losses recoverable balance at December 31, 2008 (2007 – 19.5%, 17.7% and 10.0%, respectively). At December 31, 2008, the Company had an $8.7 million valuation allowance against losses recoverable (2007 – $8.9 million). The three largest company-specific components of the valuation allowance represented 40.5%, 23.0% and 9.6%, respectively, of the Company’s total valuation allowance at December 31, 2008 (2007 – 39.4%, 22.5% and 10.5%).

NOTE 8.    OTHER SECURED ASSETS AND OTHER SECURED LIABILITIES

Other secured assets and other secured liabilities represent contractual rights and obligations under a purchase agreement, contingent purchase agreement and credit derivatives agreement (collectively, the “Agreements”) with a major bank to sell certain securities within the Company’s catastrophe-linked securities portfolio (“Cat-Linked Securities”). Under the terms of the Agreements, the Company sold its ownership interest in Cat-Linked Securities with a par amount of $77.4 million to the bank for $77.4 million. The Agreements allow the Company to repurchase these securities at par and obligate the Company to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of this transaction, the Company is receiving the spread over LIBOR on the $77.4 million of Cat-Linked Securities, less a financing fee.

The Company accounted for the sale of the Cat-Linked Securities under the Agreements as a secured borrowing with a pledge of collateral under the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”), and accordingly recognized no gain or loss upon the transaction date. The credit derivatives agreement is accounted for at fair value with changes in fair value recognized in other income. As a result of the Agreements, the Company reclassified its previously recorded Cat-Linked Securities, recognized an asset which totaled $76.4 million at December 31, 2008, representing the fair value of the pledged collateral and credit derivatives agreement, and recognized a $77.4 million liability, representing its obligation to repurchase the Cat-Linked Securities at par. The Company recognized $2.2 million (2007 – $2.0 million) of other income in its consolidated statements of operations in 2008 from this transaction, representing the spread over LIBOR less the financing fee on the Cat-Linked Securities for the year ended December 31, 2008, inclusive of the change in the fair value of the credit derivatives agreement.

Under the terms of the Agreements, the Company may sell other catastrophe-linked securities.

NOTE 9.    RESERVE FOR CLAIMS AND CLAIM EXPENSES

The Company uses statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a loss to the Company and the settlement of the Company’s liability may be many years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported (“IBNR”) reserves to specific case reserves or additional case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in the results of operations in the period in which they become known and are accounted for as changes in estimates. Adjustments to the Company’s claims and claim expense reserves can impact current year net income by increasing net income if the estimates of prior year claims and claim expense reserves prove to be overstated or by decreasing net income if the estimates of prior year claims and claim expense reserves prove to be insufficient.

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

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2008	2007	2006
Net reserves as of January 1	$1,845,221	$1,796,301	$1,941,361
Net incurred related to:
Current year	995,316	712,424	582,788
Prior years	(234,827)	(233,150)	(136,558)

Total net incurred	760,489	479,274	446,230

Net paid related to:
Current year	346,845	125,816	139,268
Prior years	397,787	304,538	452,022

Total net paid	744,632	430,354	591,290

Total net reserves as of December 31	1,861,078	1,845,221	1,796,301
Losses recoverable as of December 31	299,534	183,275	301,854

Total gross reserves as of December 31	$2,160,612	$2,028,496	$2,098,155

For the year ended December 31, 2008, the prior year favorable development of $234.8 million included $188.1 million attributable to the Company’s Reinsurance segment and $46.7 million attributable to the Company’s Individual Risk segment. Within the Company’s Reinsurance segment, the catastrophe reinsurance unit experienced $131.6 million of favorable development on prior years’ estimated ultimate claim reserves, principally as a result of a comprehensive review of the Company’s expected ultimate net losses associated with the 2005 hurricanes, Katrina, Rita and Wilma. The Company’s specialty reinsurance unit, within the Reinsurance segment, and its Individual Risk segment experienced $56.5 million and $46.7 million, respectively, of favorable development in 2008. The favorable development within the specialty reinsurance unit and Individual Risk segment was principally driven by the application of formulaic actuarial reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

For the year ended December 31, 2007, the prior year favorable development of $233.2 million included $194.4 million attributable to the Company’s Reinsurance segment and $38.8 million attributable to the Company’s Individual Risk segment. Within the Company’s Reinsurance segment, the catastrophe reinsurance unit experienced $93.1 million of favorable development on prior years’ estimated ultimate claim reserves, principally as a result of a reduction of the ultimate losses for the 2006 and 2005 accident years as reported claims have come in less than expected. Included in the 2005 accident year is a $19.2 million reduction in net claims and claim expenses associated with hurricanes Katrina, Rita and Wilma. The Company’s specialty reinsurance unit experienced $101.3 million of favorable development in 2007. The favorable development within the Company’s specialty reinsurance unit and Individual Risk segment was principally driven by the application of the Company’s formulaic actuarial reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being better than what was anticipated when setting the initial IBNR reserves.

For the year ended December 31, 2006, the prior year favorable development of $136.6 million included $125.2 million attributable to the Company’s Reinsurance segment and $11.3 million attributable to the Company’s Individual Risk segment. The reduction in prior years’ estimated ultimate claim reserves in the Company’s Reinsurance segment was primarily due to lower than expected claims emergence within the Company’s specialty reinsurance unit. The Company’s specialty reinsurance unit experienced $139.2 million of favorable development in 2006 while its catastrophe reinsurance unit experienced $13.9 million of adverse development. The favorable development within the Company’s specialty reinsurance unit and Individual Risk segment was principally driven by the application of the Company’s formulaic reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being better than what was anticipated when setting the initial IBNR reserves. In addition, within the Company’s specialty reinsurance unit $46.0 million of the favorable development was driven by a reduction in carried reserves due to commutations. The adverse development in the Company’s catastrophe reinsurance unit was principally driven by an increase in the Company’s ultimate losses for a U.K. industrial property loss. This loss occurred at the end of 2005 and both the estimate of insured industry losses for the event and the Company’s estimate of its client’s losses from this event increased in 2006.

Net claims and claim expenses incurred were reduced by $1.9 million during 2008 (2007 – $3.3 million, 2006 – $5.5 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was decreased by $1.9 million during 2008 (2007 – $1.4 million, 2006 – $1.0 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $73.6 million are included in reinsurance balances payable at December 31, 2008 (2007 – $84.1 million) and aggregate deposit assets of $nil are included in other assets at December 31, 2008 (2007 – $nil) associated with these contracts.

NOTE 10.    DEBT

In January 2003, the Company issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. In July 2001, the Company issued $150.0 million of 7.0% Senior Notes which came due July 15, 2008. The notes were paid at maturity on July 15, 2008 using existing capital resources, as discussed below. At December 31, 2008, the fair value of the 5.875% Senior Notes was $93.3 million (2007 – $101.3 million).

During April 2006, DaVinciRe amended and restated its credit agreement to, among other things, (i) extend the termination date of the revolving credit facility established thereunder from May 25, 2010 to April 5, 2011; (ii) increase the borrowing capacity to $200.0 million; and (iii) increase the minimum net worth requirement with respect to DaVinciRe and DaVinci by $100.0 million to $350.0 million and $450.0 million, respectively. All other material terms and conditions in the credit agreement remained the same, including the requirement that DaVinciRe maintain a debt to capital ratio of 30% or below. At December 31, 2008, $200.0 million remained outstanding. Interest rates on the facility are based on a spread above LIBOR, and averaged approximately 4.3% during 2008 (2007 – 6.0%). The term of the credit facility may be further extended and the size of the facility may be increased to $250.0 million if certain conditions are met. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against the Company or its subsidiaries other than DaVinciRe and its subsidiary under the DaVinciRe facility. Pursuant to the terms of the $500.0 million revolving credit facility maintained by RenaissanceRe, a default by DaVinciRe on its obligations will not result in a default under the RenaissanceRe facility.

During August 2004, the Company amended and restated its committed revolving credit agreement to (i) increase the facility from $400.0 million to $500.0 million, (ii) extend the term to August 6, 2009 and (iii) make certain other changes. On July 10, 2008, the Company borrowed $150.0 million available under this facility to pay at maturity its 7.0% Senior Notes which came due on July 15, 2008. At December 31, 2008, the $150.0 million borrowed under this facility remains outstanding. Interest rates on the facility are based on a spread above LIBOR and averaged 4.2% during 2008. As amended, the agreement contains certain covenants, including financial covenants. These covenants generally provide that consolidated debt to capital shall not exceed the ratio (the “Debt to Capital Ratio”) of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $1.0 billion and $500.0 million, respectively, subject to certain adjustments under certain circumstances in the case of the Debt to Capital Ratio and certain grace periods in the case of the Net Worth requirements, all as more fully set forth in the agreement. The Company has the right, subject to certain conditions, to increase the size of this facility to $600.0 million.

Interest paid on the above debt (and to the Capital Trust in 2007 and 2006) totaled $28.2 million, $35.5 million and $36.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 11.    VARIABLE INTEREST ENTITIES

Subordinated Obligation to Capital Trust

In March 1997, the Company issued $100.0 million aggregate liquidation amount of mandatorily redeemable capital securities (“Capital Securities”) through a subsidiary trust holding solely $103.1 million of the Company’s 8.54% junior subordinated debentures due March 1, 2027. The Capital Securities paid cumulative cash distributions at an annual rate of 8.54%, payable semi-annually. The Capital Trust is a wholly owned subsidiary of the Company and was consolidated into the Company’s consolidated financial statements up until the Company’s adoption of FIN 46(R) at December 31, 2003. The Company’s guarantee of the distributions on the Capital Securities issued by the Capital Trust, when taken together with the Company’s obligations under an expense reimbursement agreement with the Capital Trust, provided full and unconditional guarantee of amounts due on the Capital Securities issued by the Capital Trust.

Upon the adoption of FIN 46(R) at December 31, 2003, the Capital Trust was determined to be a variable interest entity and the Company was determined not to be the primary beneficiary of the Capital Trust. Accordingly, the Capital Trust was deconsolidated from the Company’s consolidated financial statements at December 31, 2003. As a result, the balance of the Capital Securities, previously classified as minority interest, were classified as a liability. In addition, equity interests in the Capital Trust and purchased Capital Securities held by the Company were included in the Company’s investments. These investments included $15.4 million of Capital Securities purchased by the Company and $3.1 million of common stock issued by the Capital Trust to the Company in March 1997.

On January 25, 2007, the Capital Trust called for redemption, all of the outstanding Capital Securities which it did not then own, concurrent with the redemption by the Company of the underlying 8.54% junior subordinated debentures of the Company, which were the sole asset held by the Capital Trust. The redemption price for such Capital Securities was $1,042.70 per security plus accrued and unpaid dividends thereon, up to but excluding, the redemption date. The redemption of the Capital Securities occurred on March 1, 2007, the redemption date. The aggregate redemption price was $91.9 million.

Timicuan Reinsurance Ltd.

On June 1, 2006, Tim Re, a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors to provide Tim Re with additional capacity to accept property catastrophe excess of loss reinsurance business. Tim Re is a Class 3 Bermuda domiciled reinsurer. The Company ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2006 to Tim Re under a fully-collateralized reinsurance contract in return for an underwriting profit commission. The Class B shareholders participated in substantially all of the profits or losses of Tim Re while the Class B shares remained outstanding. The Class B shares indemnify Tim Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The sale of the Class B shares was considered a reconsideration event under FIN 46(R). In accordance with the provisions of FIN 46(R), Tim Re was considered a variable interest entity and the Company was considered the primary beneficiary. As a result, Tim Re was consolidated by the Company and all significant inter-company transactions have been eliminated. The Class B share capital was invested by Tim Re in short term investments and pledged as collateral to the Company in support of obligations arising under the reinsurance contract. Tim Re was required to repurchase the Class B shares subsequent to the end of the exposure period. The Company ceded $27.5 million of premium to Tim Re under an auto facultative retrocessional excess of loss reinsurance contract through December 31, 2006. Effective January 1, 2007, the Company repurchased all of the outstanding Class B shares for $67.6 million, net of a $3.0 million holdback. The $3.0 million holdback has since been settled. Subsequent to the repurchase of the Class B shares by the Company, Tim Re remains a consolidated subsidiary, but is no longer considered a variable interest entity.

NOTE 12.    MINORITY INTEREST

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a minority economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2008, 2007 and 2006 is recorded in the consolidated statements of operations as minority interest.

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

In conjunction with the capital raise, the Company and other DaVinciRe shareholders entered into the second amended and restated shareholders agreement, which provides the shareholders, excluding the Company, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of their desire for DaVinciRe to repurchase up to half of their aggregate number of shares held. Any share repurchases are subject to certain limitations such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and subject to ensuring all applicable legal and regulatory requirements are met. If the total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders must notify DaVinciRe before March 1 of each year, commencing March 1, 2007, if they desire to have DaVinciRe repurchase shares. The redemption rights’ repurchase price will be GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price will be subject to adjustment in future periods for development on outstanding loss reserves after settlement of all claims relating to the applicable years.

On December 31, 2007, the Company, acting in the capacity of an intermediary, purchased the shares of a third party DaVinciRe shareholder for $43.5 million, at GAAP book value as of December 31, 2007. Subsequently, on January 1, 2008, the Company sold these shares to two existing third party DaVinciRe shareholders for $43.5 million. At December 31, 2007, the Company had a receivable and payable of $43.5 million and $3.5 million, respectively, related to this transaction, which are reflected in other assets and other liabilities, respectively. The Company’s 20.5% ownership interest at December 31, 2007 excludes the impact of this transaction.

Certain shareholders of DaVinciRe put in repurchase notices on or before the March 1, 2008 repurchase notice date. The repurchase notice was for shares with a GAAP book value of $145.5 million at December 31, 2008. On January 30, 2009, the Company on behalf of DaVinciRe purchased the shares for $145.5 million, less a $21.8 million reserve holdback. The Company’s ownership interest in DaVinciRe increased from 22.8% at December 31, 2008, to 37.6%. as a result of these purchases.

NOTE 13.    SHAREHOLDERS’ EQUITY

The aggregate authorized capital of the Company is 325 million shares consisting of 225 million common shares and 100 million preference shares.

The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2008	2007	2006
(thousands of shares)

Issued and outstanding shares – January 1	68,920	72,140	71,523
Shares repurchased	(8,064)	(3,588)	—
Exercise of options and issuance of restricted stock awards	647	368	617

Issued and outstanding shares – December 31	61,503	68,920	72,140

On August 7, 2003, the Board authorized a share repurchase program of $150.0 million. On August 15, 2007, the Board of Directors increased the Company’s share repurchase program to $500.0 million from the original amount authorized on August 7, 2003. On May 20, 2008, the Board of Directors authorized an additional increase in the Company’s share repurchase program to $500.0 million, which included the remaining amounts available under the August 2007 authorization. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2008, $428.4 million of shares (2007 – $200.1 million, 2006 – $nil) were repurchased under this program. Common shares repurchased by the Company are normally cancelled and retired. At December 31, 2008, $382.4 million remained available for repurchase under the Board authorized share repurchase program.

In December 2006, the Company raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; in March 2004, the Company raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share and in February 2003, the Company raised $100.0 million through the issuance of 4 million Series B Preference Shares at $25 per share; and in November 2001, the Company raised $150.0 million through the issuance of 6 million Series A Preference Shares at $25 per share. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at the Company’s option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60% 6.08% and 7.30% respectively, when, if, and as declared by the Board of Directors. If the Company submits a proposal to its shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, the Company may redeem the Series D, Series C and Series B Preference Shares prior to December 1, 2011, March 23, 2009 and February 4, 2008, respectively, at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of the Company. During 2008, the Company declared and paid $42.3 million in preference share dividends (2007 – $42.9 million, 2006 – $34.7 million).

On December 15, 2006, the Company gave redemption notices to the holders of the Series A Preference Shares to redeem such shares for $25 per share. All of the Series A Preferences Shares were redeemed for $150.0 million plus accrued and unpaid dividends thereon.

NOTE 14.    EARNINGS PER SHARE

The Company accounts for its weighted average shares in accordance with FASB Statement No. 128, Earnings per Share (“FAS 128”). The numerator in both the Company’s basic and diluted earnings per share calculations is identical. The following table sets forth the reconciliation of the denominator from basic to diluted weighted average shares outstanding:

Year ended December 31,	2008	2007	2006
(thousands of shares)

Weighted average shares – basic	62,531	70,520	71,064
Per share equivalents of employee stock options and restricted shares	880	1,305	1,009

Weighted average shares – diluted (1)	63,411	71,825	72,073

(1)	In accordance with FAS 128, earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

NOTE 15.    RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

The Company has entered into reinsurance agreements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance agreements with respect to business produced by Tower Hill Insurance. These reinsurance agreements included excess of loss reinsurance and four net retained personal property quota share agreements for 2008 and 2007. For the year ended December 31, 2008, the Company recorded $57.3 million (2007 – $118.6 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates related to the above mentioned contracts. Gross premiums written assumed from Tower Hill in 2007 included $65.6 million related to the portfolio transfer of the business from Tower Hill to the Company effective June 1, 2007. Gross premiums earned totaled $78.0 million (2007 – $71.6 million) and expenses incurred were $29.2 million (2007 – $20.3 million) for the year ended December 31, 2008 related to these contracts. The Company had a net related outstanding receivable balance of $17.0 million as of December 31, 2008 (2007 – $17.4 million).

During 2008, the Company purchased $3.5 million of intangible assets from a current employee of the Company, including rights, title and interest in and to patents and patent technologies, inventions and trade names. These intangible assets were owned by the employee. As part of the purchase agreement, the Company paid a set price and agreed to pay additional amounts upon successful licensing, sale, or certain other monetization by the Company of the inventions.

During 2008, the Company invested $6.0 million in Angus Partners LLC (“Angus”), representing a 40% equity interest, which is accounted for under the equity method of accounting. Angus provides weather-centric risk management products, with a particular focus on weather exposed commodity price risk to third party customers. The Company had an outstanding liability position of $38.8 million at December 31, 2008 related to certain derivative trades with Angus. For the year ended December 31, 2008, the Company incurred an other loss of $39.4 million related to these trades.

During 2008, the Company received distributions from Top Layer Re of $15.1 million (2007 – $12.8 million), and a management fee of $3.5 million (2007 – $2.6 million). The management fee reimburses the Company for services it provides to Top Layer Re.

The Company provides ChannelRe with various administrative services. As a result of ChannelRe’s net loss for 2007 and resulting negative shareholders’ equity position at December 31, 2007, the Company reversed its accrual for profit-based administrative services, resulting in a loss of $2.4 million. For 2008, ChannelRe continued to have a negative shareholders’ equity position at December 31, 2008 and as a result the Company recorded profit-based administrative services income of $nil. The Company had an outstanding receivable from ChannelRe of $nil million as of December 31, 2008 (2007 – $nil) related to the administrative services noted above.

During the years ended December 31, 2008, 2007 and 2006, the Company received 88.6%, 91.8% and 90.1%, respectively, of its Reinsurance segment premium assumed from four brokers. Subsidiaries and affiliates of the Benfield Group Limited (“Benfield”), Marsh Inc., AON Corporation (“AON”) and the Willis

Group accounted for approximately 48.3%, 18.2%, 13.2% and 8.9%, respectively, of gross premiums written for the Reinsurance segment in 2008. During November 2008, AON acquired Benfield, resulting in the combined entity accounting for 61.5% of the Company’s Reinsurance segment gross premiums written in 2008.

NOTE 16.    DIVIDENDS

Dividends declared and paid on Common Shares amounted to $0.92, $0.88 and $0.84 per common share for the years ended December 31, 2008, 2007 and 2006, respectively.

The total amount of dividends paid to holders of the common shares during 2008, 2007 and 2006 was $57.9 million, $62.6 million and $60.4 million, respectively.

NOTE 17.    TAXATION

Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

Glencoe U.S. Holdings Inc. (“Glencoe U.S.”) and its subsidiaries are subject to income taxes imposed by U.S. Federal and state authorities and file a consolidated U.S. tax return. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes would apply to the extent of current year or accumulated earnings and profits. The Company also has operations in Ireland which are also subject to income taxes imposed by the jurisdiction in which they operate.

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

Income tax benefit (expense) for 2008, 2007 and 2006 is comprised as follows:

Year ended December 31, 2008	Current	Deferred	Total
Total income tax benefit (expense)	$107	$(675)	$(568)

Year ended December 31, 2007
Total income tax (expense) benefit	$(385)	$18,817	$18,432

Year ended December 31, 2006
Total income tax expense	$(935)	$—	$(935)

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2008 and 2007 is as follows:

Year ended December 31,	2008	2007
Expected income tax benefit (expense)	$468	$(7,514)
Change in valuation allowance	1,702	25,845
Non-deductible expenses	(168)	(54)
Transfer pricing adjustments	(1,908)	—
Other	(662)	155

Income tax (expense) benefit	$(568)	$18,432

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2008	2007
Deferred tax assets
Net operating loss carryforwards	$15,603	$9,026
Unearned premium adjustment	4,937	4,240
Claims reserves, principally due to discounting for tax	4,567	4,691
Intangible assets	2,145	913
Accrued expenses	3,347	4,574
Investments	—	461
Other	2,163	2,586

	32,762	26,491

Deferred tax liabilities
Deferred acquisition costs	(3,775)	(4,741)
Investments	(10,643)	—

	(14,418)	(4,741)

Net deferred tax asset before valuation allowance	18,344	21,750
Valuation allowance	(1,383)	(3,085)

Net deferred tax asset	$16,961	$18,665

During 2008, the Company recorded net reductions to the valuation allowance of $1.7 million. The Company’s deferred tax asset relates primarily to net operating loss carryforwards and book-tax differences relating to unearned premium reserves, loss reserves, accrued expenses and intangible assets. Net operating loss carryforwards are available to offset future taxes payable by the Company’s U.S. subsidiaries. Although the net operating losses, which gave rise to a deferred tax asset, have a carryforward period through 2027, the Company’s U.S. operations generated cumulative taxable income for the three year period ending December 31, 2008. In addition, the Company expects its U.S. tax-paying subsidiaries will continue to generate taxable income in future periods. Accordingly, the Company believes that it is more likely than not that the U.S. deferred tax asset will be realized and therefore the U.S. valuation allowance was reduced in its entirety in 2008. The remaining valuation allowance at December 31, 2008 relates exclusively to net operating loss carryforwards in the Company’s operations in Ireland.

Net operating loss carryforwards of $40.6 million (2007 – $48.9 million) are available to offset regular taxable U.S. income during the carryforward period. Under applicable law, the U.S. net operating losses expire between 2020 and 2027. All net operating losses for tax years prior to 2000 have been fully utilized. In addition, the Company has an alternative minimum tax (“AMT”) credit carryforward of $1.0 million which can be carried forward indefinitely. In Ireland, the Company has net operating loss carryforwards of $11.0 million. Under applicable law, the Irish net operating losses carryforward for an indefinite period.

The Company paid U.S. federal and Irish income taxes of $0.3 million, $0.7 million and $0.6 million in the years ended December 31, 2008, 2007 and 2006, respectively.

The Company had no unrecognized tax benefits upon adoption of FIN 48 and has no unrecognized tax benefits as of December 31, 2008. Tax years ending December 31, 2005 through December 31, 2007 are open for examination by the Internal Revenue Service.

NOTE 18.    GEOGRAPHIC INFORMATION

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2008	2007	2006
Property catastrophe
United States and Caribbean	$745,016	$735,322	$792,311
Worldwide (excluding U.S.) (1)	75,489	66,392	71,116
Europe	72,153	111,702	73,500
Worldwide	67,371	27,577	68,575
Australia and New Zealand	5,455	4,360	2,732
Other	23,465	20,374	23,972
Specialty reinsurance (2)	159,770	287,316	222,049

Total Reinsurance (3)	1,148,719	1,253,043	1,254,255
Individual Risk (4)	587,309	556,594	689,392

Total gross written premium	$1,736,028	$1,809,637	$1,943,647

(1)	The category Worldwide (excluding U.S.) consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums to date is predominantly from Europe and Japan.

(2)	The category specialty reinsurance consists of contracts that are predominantly exposed to U.S. risks, with a small portion of the risks being Worldwide.

(3)	Excludes $5.7 million, $37.4 million and $66.9 million of premium assumed from the Individual Risk segment for the years ended December 31, 2008, 2007 and 2006, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

NOTE 19.    SEGMENT REPORTING

The Company has two reportable segments: Reinsurance and Individual Risk.

The Reinsurance segment consists of: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain other activities of ventures as described herein. The Reinsurance segment is managed by the President of Renaissance Reinsurance, who leads a team of underwriters, risk modelers and other industry professionals, who have access to the Company’s proprietary risk management, underwriting and modeling resources and tools.

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

The Company does not manage its assets by segment and therefore total assets are not allocated to the segments.

Data for the years ended December 31, 2008, 2007 and 2006 is as follows:

Year ended December 31, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
Gross premiums written	$1,154,391	$587,309	$(5,672)	$—	$1,736,028

Net premiums written	$871,893	$481,727		—	$1,353,620

Net premiums earned	$909,759	$477,065		—	$1,386,824
Net claims and claim expenses incurred	440,900	319,589		—	760,489
Acquisition expenses	105,437	108,116		—	213,553
Operational expenses	81,797	40,368		—	122,165

Underwriting income	$281,625	$8,992		—	290,617

Net investment income				24,231	24,231
Equity in earnings of other ventures				13,603	13,603
Other income				10,252	10,252
Interest and preference share dividends				(66,933)	(66,933)
Minority interest – DaVinciRe				(55,133)	(55,133)
Other items, net				(23,603)	(23,603)
Net realized losses on investments				(206,314)	(206,314)

Net (loss) income (attributable) available to common shareholders				$(303,897)	$(13,280)

Net claims and claim expenses incurred – current accident year	$629,022	$366,294			$995,316
Net claims and claim expenses incurred – prior accident years	(188,122)	(46,705)			(234,827)

Net claims and claim expenses incurred – total	$440,900	$319,589			$760,489

Net claims and claim expense ratio – current accident year	69.1%	76.8%			71.8%
Net claims and claim expense ratio – prior accident years	(20.6%)	(9.8%)			(17.0%)

Net claims and claim expense ratio – calendar year	48.5%	67.0%			54.8%
Underwriting expense ratio	20.5%	31.1%			24.2%

Combined ratio	69.0%	98.1%			79.0%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
Gross premiums written	$1,290,420	$556,594	$(37,377)	$—	$1,809,637

Net premiums written	$1,024,493	$410,842		—	$1,435,335

Net premiums earned	$957,661	$466,708		—	$1,424,369
Net claims and claim expenses incurred	241,118	238,156		—	479,274
Acquisition expenses	119,915	135,015		—	254,930
Operational expenses	67,969	42,495		—	110,464

Underwriting income	$528,659	$51,042		—	579,701

Net investment income				402,463	402,463
Equity in losses of other ventures				(128,609)	(128,609)
Other loss				(37,930)	(37,930)
Interest and preference share dividends				(76,487)	(76,487)
Minority interest – DaVinciRe				(164,396)	(164,396)
Other items, net				(6,460)	(6,460)
Net realized losses on investments				1,293	1,293

Net income available to common shareholders				$(10,126)	$569,575

Net claims and claim expenses incurred – current accident year	$435,495	$276,929			$712,424
Net claims and claim expenses incurred – prior accident years	(194,377)	(38,773)			(233,150)

Net claims and claim expenses incurred – total	$241,118	$238,156			$479,274

Net claims and claim expense ratio – current accident year	45.5%	59.3%			50.0%
Net claims and claim expense ratio – prior accident years	(20.3%)	(8.3%)			(16.4%)

Net claims and claim expense ratio – calendar year	25.2%	51.0%			33.6%
Underwriting expense ratio	19.6%	38.1%			25.7%

Combined ratio	44.8%	89.1%			59.3%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2006	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
Gross premiums written	$1,321,163	$689,392	$(66,908)	$—	$1,943,647

Net premiums written	$1,039,103	$490,517		—	$1,529,620

Net premiums earned	$972,017	$557,760		—	$1,529,777
Net claims and claim expenses incurred	148,052	298,178		—	446,230
Acquisition expenses	115,324	165,373		—	280,697
Operational expenses	72,405	37,181		—	109,586

Underwriting income	$636,236	$57,028		—	693,264

Net investment income				318,106	318,106
Equity in earnings of other ventures				34,528	34,528
Other loss				(3,917)	(3,917)
Interest and preference share dividends				(73,077)	(73,077)
Minority interest – DaVinciRe				(144,159)	(144,159)
Other items, net				(28,646)	(28,646)
Net realized losses on investments				(34,464)	(34,464)

Net income available to common shareholders				$68,371	$761,635

Net claims and claim expenses incurred – current accident year	$273,286	$309,502			$582,788
Net claims and claim expenses incurred – prior accident years	(125,234)	(11,324)			(136,558)

Net claims and claim expenses incurred – total	$148,052	$298,178			$446,230

Net claims and claim expense ratio – current accident year	28.1%	55.5%			38.1%
Net claims and claim expense ratio – prior accident years	(12.9%)	(2.0%)			(8.9%)

Net claims and claim expense ratio – calendar year	15.2%	53.5%			29.2%
Underwriting expense ratio	19.3%	36.3%			25.5%

Combined ratio	34.5%	89.8%			54.7%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

NOTE 20.    STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

The Company’s 2001 Stock Incentive Plan also allows for the issuance of share-based awards, the issuance of restricted common shares and shares tendered in connection with option exercises. For purposes of determining the number of shares reserved for issuance under the 2001 Stock Plan, shares tendered to or withheld by the Company in connection with certain option exercises will again be available for issuance.

In August 2004, the Company’s shareholders approved the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan (the “Premium Option Plan”) under which 6.0 million common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan. On August 15, 2007, the Company terminated the Premium Option Plan, such that no further option grants will be made thereunder. However, options outstanding at the time of the termination will, unless otherwise subsequently amended pursuant to the terms of the Premium Option Plan, remain outstanding and unmodified until they expire, subject to the terms of the Premium Option Plan and any applicable award agreement. The Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum 5-year cliff vesting (subject to waiver by the compensation committee of the Board of Directors), and no discretionary repricing. The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of a change in control. Other terms are substantially similar to the 2001 Stock Incentive Plan.

Valuation Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average-assumptions for all awards issued in each respective year:

	Option Grants
Year ended December 31,	2008	2007	2006
Expected Volatility	21%	21%	24%
Expected Term (in years)	5	5	5
Expected Dividend Yield	1.7%	1.7%	1.9%
Risk-Free Interest Rate	2.5%	4.5%	4.7%

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

Summary of Stock Compensation Activity:

The following is a summary of activity under the Company’s existing stock compensation plans for the years ending December 31, 2006, 2007 and 2008, respectively:

2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2005	3,151,180	$35.44
Options granted	981,958	43.76	$10.60			$42.66 – $51.16
Options granted, at lower than market price (1)	37,964	0.01	$55.30			$0.01
Options forfeited	(107,461)	47.47
Options expired	(44,523)	52.93
Options exercised	(592,315)	31.95			$10,940.3

Balance, December 31, 2006	3,426,803	$37.43			$77,333.7	$0.01 – $53.96

Options granted	755,586	$51.51	$12.71			$51.13 – $59.66
Options forfeited	(18,092)	45.90
Options expired	—	—
Options exercised	(191,649)	27.12			$5,900.9

Balance, December 31, 2007	3,972,648	$40.57			$77,749.2	$0.01 – $59.66

Options granted	800,230	$53.69	$9.94			$50.71 – $53.86
Options forfeited	(56,457)	49.23
Options expired	(145,124)	52.78
Options exercised	(564,564)	25.18			$9,946.6

Balance, December 31, 2008	4,006,733	$44.79		6.6	$29,583.4	$11.92 – $59.66

Total options exercisable at December 31, 2008	2,090,751	$40.23		5.1	$24,208.2	$27.24 – $59.66

(1)	These options were issued as replacement options to the employees of a subsidiary at the time the Company purchased the remaining minority interest in the subsidiary. The options were issued as vested and immediately exercisable under the terms of the original options.

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2005	5,174,000	$80.15			$—
Options granted	—	—
Options forfeited	(1,400,000)	74.24
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2006	3,774,000	$82.34			$—	$73.06 – $98.98

Options granted	—	$—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2007 (1)	3,774,000	$82.34			$—	$73.06 – $98.98

Options granted	—	$—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2008 (1)	3,774,000	$82.34			$—	$73.06 – $98.98
Total options exercisable at December 31, 2008 (1)	2,500,000	$86.61		5.7	$—	$74.24 – $98.98

(1)	The Premium Option Plan was terminated at the August 2007 Board of Directors meeting and consequently, the shares available for grant under the plan is zero.

Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant-dated fair value	Number of shares	Weighted average grant-dated fair value	Number of shares	Weighted average grant-dated fair value

Nonvested at December 31, 2005	631,592	$44.90	27,523	$48.43	659,115	$45.05

Awards granted	502,234	$44.88	24,625	$44.67	526,859	$44.87
Awards vested	(207,905)	44.65	(13,157)	48.12	(221,062)	44.86
Awards canceled/expired/forfeited	(37,165)	46.14	—	—	(37,165)	46.14

Nonvested at December 31, 2006	888,756	$44.90	38,991	$46.16	927,747	$44.95

Awards granted	307,251	$51.80	23,183	$51.75	330,434	$51.79
Awards vested	(315,916)	45.55	(16,971)	47.14	(332,887)	45.63
Awards canceled/expired/forfeited	(16,959)	44.98	—	—	(16,959)	44.98

Nonvested at December 31, 2007	863,132	$47.11	45,203	$48.65	908,335	$47.19

Awards granted	437,250	$51.19	23,585	$53.00	460,835	$51.28
Awards vested	(358,745)	46.62	(30,479)	48.65	(389,224)	46.78
Awards canceled/expired/forfeited	(42,346)	49.61	—	—	(42,346)	49.61

Nonvested at December 31, 2008	899,291	$49.17	38,309	$51.33	937,600	$49.26

Shares available for issuance under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan totaled 2.0 million at December 31, 2008. The total fair value of shares vested during the year ended December 31, 2008 was $19.8 million (2007 – $17.4 million, 2006 – $10.5 million). Cash in the amount of $3.0 million was received from employees as a result of employee stock option exercises during the year ended December 31, 2008 (2007 – $0.5 million, 2006 – $0.5 million). In connection with these exercises there was no tax benefit realized by the Company. The Company issues new shares upon the exercise of an option.

As of December 31, 2008, there was $30.7 million of total unrecognized compensation cost related to restricted shares and $13.9 million related to stock options expense which will be recognized during the next 2.4 years.

All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $2.3 million to its defined contribution pension plans in 2008 (2007 – $1.7 million, 2006 – $1.7 million).

NOTE 21.    STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (“the Act”), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2008, the statutory capital and surplus of the Bermuda subsidiaries was $3.2 billion (2007 – $3.3 billion) and the amount required to be maintained under Bermuda law was $525.5 million (2007 – $578.3 million).

Under the Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and are therefore restricted as to the payment of dividends in the amount of 25% of the prior year’s statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. During 2008, Renaissance Reinsurance and DaVinci declared aggregate cash dividends of $238.1 million (2007 – $547.8 million) and $6.9 million (2007 – $28.1 million).

Under the Act, Glencoe is classified as a Class 3 insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum amount of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met. During 2008, Glencoe declared aggregate cash dividends of $40.0 million (2007 – $nil).

In 2008, new statutory legislation was enacted in Bermuda, which included, among other things, the Bermuda Solvency Capital Requirement (“BSCR”) which is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. Effective December 31 2008, the BMA will require all Class 4 insurers to maintain their capital at a target level which is set at 120% of the minimum amount calculated in accordance with the BSCR or an approved in-house model. The Company is currently completing the 2008 BSCR for its Class 4 insurers, Renaissance Reinsurance and DaVinci, and at this time believes both companies will exceed the target level of capital.

The Company’s principal U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the commissioner is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2008, the consolidated statutory capital and surplus of Stonington was $128.6 million (2007 – $124.8 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without commissioner approval.

The differences between statutory basis financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences in Bermuda are that statutory financial statements do not reflect deferred acquisition costs, prepaid assets, or fixed assets. Also, reinsurance assets and liabilities are presented net of retrocessional reinsurance and there is no cash flow statement. The principal differences in the United States are that statutory financial statements do not reflect deferred acquisition costs, bonds are carried at amortized cost, deferred income tax is charged or credited directly to equity, subject to limitations, and reinsurance assets and liabilities are presented net of retrocessional reinsurance. The Company has not used any statutory accounting practices that are not prescribed.

NOTE 22.    DERIVATIVE INSTRUMENTS

Under FAS 133, companies are required to recognize all derivative instruments as either assets or liabilities on its balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. The Company does not hold any derivatives designated as hedging instruments under FAS 133.

The Company’s guidelines permit, subject to approval, investments in derivative instruments such as futures, forward contracts, options, swap agreements and other derivative contracts which may be used to assume risk or for hedging purposes. The Company principally has exposure to derivatives related to the following types of risks: interest rate risk; foreign currency risk; credit risk and energy and weather-related risk.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments available for sale to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At December 31, 2008, the Company had $1.6 billion of notional long positions and $134.0 million of notional short positions of Eurodollar, U.S. Treasury and non-U.S. dollar futures contracts. The fair value of these derivatives as recognized in other assets and liabilities in its consolidated balance sheet at December 31, 2008, was $0.1 million (2007 – $0.3 million) and $0.1 million (2007 – $0.3 million), respectively. During 2008, the Company recorded gains of $12.4 million (2007 – losses of $1.9 million) in its consolidated statement of operations related to these derivatives. The fair value of these derivatives is determined using exchange traded closing prices.

Foreign Currency Derivatives

The Company’s functional currency is the U.S. dollar. The Company writes a portion of its business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses and incur underwriting losses in currencies other than U.S. dollars, which will in turn affect the Company’s consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in the Company’s consolidated statements of operations.

Underwriting Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At December 31, 2008, the total notional amount in United States dollars of the Company’s underwriting related foreign currency contracts was $133.0 million (2007 – $222.5 million). For the year ended December 31, 2008, the company incurred a loss of $21.4 million (2007 – gain of $3.6 million) on its foreign currency forward and option contracts related to its underwriting operations.

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in its consolidated statements of operations. As at December 31, 2008, the Company had outstanding investment portfolio related foreign currency contracts of $207.0 million in short positions and $103.4 million in long positions, denominated in U.S. dollars. For the year ended December 31, 2008, the Company recorded a gain of $5.8 million (2007 – loss of $15.1 million, 2006 – loss of $13.1 million) related to its foreign currency forward contracts entered into to economically hedge the Company’s non-U.S. dollar investments.

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments available for sale, short term investments, premiums receivable and ceded reinsurance balances. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. The fair value of these credit derivatives, as recognized in other liabilities in the Company’s balance sheet, at December 31, 2008 was $0.9 million (2007 – $0.1 million). During 2008, the Company recorded gains of $1.1 million (2007 – gains of $0.5 million, 2006 – loss of $0.6 million), which are included in other income (loss) and represents net settlements and changes in the fair value of these credit derivatives.

Energy and Weather-Related Derivatives

The Company sells certain derivative financial products primarily to address weather risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives is linked to energy, commodities, weather, other natural phenomena, or products or indices linked in part to such phenomena, such as heating and cooling degree days, precipitation, energy production and prices, and commodities. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $41.7 million and $38.8 million, respectively (2007 – $15.9 million and $21.1 million, respectively). During 2008, the Company generated income related to these derivatives of $33.7 million (2007 – incurred losses of $1.1 million, 2006 – incurred losses of $2.2 million) which are included in other income (loss) and represents net settlements and changes in the fair value of these contracts.

Platinum Warrant

The Company holds a warrant to purchase up to 2.5 million common shares of Platinum Underwriters Holding Ltd. (“Platinum”) for $27.00 per share. The Company has recorded its investment in the Platinum warrant at fair value. At December 31, 2008, the fair value of the warrant was $29.9 million (2007 – $30.5 million). The fair value of the warrant is estimated using the Black-Scholes option pricing model. For the year ended December 31, 2008, a loss of $0.5 million (2007 – income of $5.5 million, 2006 – loss of $1.7 million) was recorded in other income (loss) representing the change in the fair value of the warrant.

The table below shows the location on the consolidated balance sheet and fair value of the Company’s derivative instruments:

	Derivative Assets				Derivative Liabilities
At December 31,	2008		2007		2008		2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other assets	$96	Other assets	$300	Other liabilities	$148	Other liabilities	$300
Foreign currency forward contracts *	Other assets	—	Other assets	—	Other liabilities	26,428	Other liabilities	652
Foreign currency forward contracts **	Other assets	—	Other assets	2,747	Other liabilities	2,955	Other liabilities	1,476
Credit default swaps	Other assets	—	Other assets	—	Other liabilities	854	Other liabilities	94
Energy and weather contracts	Other assets	41,668	Other assets	15,914	Other liabilities	38,819	Other liabilities	21,057
Platinum warrant	Other assets	29,913	Other assets	30,452	Other liabilities	—	Other liabilities	—

Total		$71,677		$49,413		$69,204		$23,579

*	Contracts used to manage foreign currency risks in underwriting and non-investment operations.
**	Contracts used to manage foreign currency risks in investment operations.

The location and amount of the gain (loss) recognized in the Company’s consolidated statement of operations related to its derivative instruments is shown in the following table:

Year ended December 31,	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
		2008	2007
Interest rate futures	Net investment income	$12,391	$(1,888)
Foreign currency forward contracts *	Net foreign exchange gains	(21,366)	3,611
Foreign currency forward contracts **	Net foreign exchange gains	5,784	(15,132)
Credit default swaps	Other income (loss)	1,148	506
Energy and weather contracts	Other income (loss)	33,681	(1,112)
Platinum warrant	Other income (loss)	(538)	5,468

Total		$31,100	$(8,547)

*	Contracts used to manage foreign currency risks in underwriting and non-investment operations.
**	Contracts used to manage foreign currency risks in investment operations.

The Company is not aware of the existence of any credit-risk related contingent features that could be triggered in its derivative instruments that are in a net liability position at December 31, 2008.

NOTE 23.    COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2008. See “Note 7. Ceded Reinsurance”, for information with respect to losses recoverable.

EMPLOYMENT AGREEMENTS

The Board of Directors has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for, among other things, severance payments under certain circumstances, as well as accelerated vesting of options and restricted stock grants, upon a change in control, as defined therein and by the Company’s 2001 Stock Incentive Plan and Premium Option Plan.

LETTERS OF CREDIT AND OTHER COMMITMENTS

At December 31, 2008, the Company’s banks have issued letters of credit of approximately $998.9 million in favor of certain ceding companies. In connection with the Company’s Top Layer Re joint venture, the Company has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts. The Company’s principal letter of credit facility contains certain financial covenants.

At December 31, 2008, the Company provided $105.1 million of guarantees to support the weather and energy trading operations of Renaissance Trading Ltd.

PRIVATE EQUITY AND INVESTMENT FUND COMMITMENTS

We have committed capital to private equity partnerships and a bank loan fund of $586.7 million, of which $239.1 million has not yet been contributed at December 31, 2008. These commitments do not have a defined contractual commitment date.

REVERSE REPURCHASE OBLIGATION

At December 31, 2008, included in other liabilities on the Company’s consolidated balance sheet is $50.1 million related to a reverse repurchase obligation whereby the Company transferred certain fixed maturity investments available for sale in exchange for cash and simultaneously agreed to reacquire these securities at an amount equal to the cash received plus an interest payment. The $50.1 million was settled in January 2009.

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

OPERATING LEASES

The Company and its subsidiaries lease office space under operating leases which expire at various dates through 2019. Future minimum lease payments under existing operating leases are expected to be as follows:

Year ended December 31,	Minimum lease payments
2009	$6,782
2010	6,505
2011	6,100
2012	5,526
2013	5,516
After 2013	14,294

$44,723

CAPITAL LEASES

During the fourth quarter of 2007, the Company entered into a capital lease transaction, committing the Company to lease additional office space in Bermuda. Upon completion of construction of the building in July 2008, the Company commenced making lease payments. The initial lease term is for 20 years, with a bargain renewal option for an additional 30 years.

The future minimum lease payments detailed below, relate principally to the transaction noted above, excluding the bargain renewal option, and are estimated to be $50.3 million in the aggregate.

Year ended December 31,	Minimum lease payments
2009	$2,893
2010	2,695
2011	2,417
2012	2,417
2013	2,417
After 2013	37,450

$50,289

LITIGATION

As previously disclosed, the Company received a subpoena from the SEC in February 2005, a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) in March 2005, and a subpoena from the United States Attorney’s Office for the Southern District of New York in June 2005, each of which related to industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products.

On February 6, 2007, the Company announced that the SEC had accepted its offer of settlement to the SEC to resolve the SEC’s investigation. The settlement was approved by the United States District Court for the Southern District of New York pursuant to a final judgment entered on March 20, 2007 and the Company has made payment on all financial penalties agreed to under the settlement. Pursuant to the settlement, the Company was also obliged to retain an independent consultant to review certain of its internal controls, policies and procedures as well as the design and implementation of the review conducted by independent counsel reporting to the non-executive members of the Board of Directors and certain additional procedures performed by the Company’s auditors in connection with their audit of the Company’s financial statements for the fiscal year ended December 31, 2004. While the Company continues to strive to fully comply with the terms of the settlement agreement with the SEC, it is possible it will fail to do so, or that the enforcement staff of the SEC and/or the independent consultant may take issue with the Company’s cooperation despite its efforts. Any such failure to comply with the settlement agreement or any such perception that the Company has failed to comply could adversely affect it, perhaps materially so.

As previously disclosed, in September 2006, the SEC filed an enforcement action in the United States District Court for the Southern District of New York (the “Court”) against certain of the Company’s former officers, including James N. Stanard, the Company’s former Chairman and Chief Executive Officer, charging such individuals with violations of federal securities laws, including securities fraud, and seeking permanent injunctive relief, disgorgement of ill-gotten gains, if any, plus prejudgment interest, civil money penalties, and orders barring each defendant from acting as an officer or director of any public company. The civil litigation between the SEC and Mr. Stanard, to which the Company was not a party, went to trial in September 2008. On January 27, 2009, the Court issued an opinion and order finding Mr. Stanard liable for securities fraud and other violations of Federal securities laws. The Court permanently enjoined Mr. Stanard from future securities violations and ordered Mr. Stanard to pay a $100 thousand civil penalty. The Court denied the SEC’s request for an order barring Mr. Stanard from serving as an officer or director of a public company. The ongoing matter, including whether or not an appeal is taken, could give rise to additional costs, distractions, or impacts to the Company’s reputation.

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

NOTE 24.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Gross premiums written	$527,038	$632,729	$807,575	$845,860	$239,806	$208,821	$161,609	$122,227

Net premiums written	$403,116	$571,027	$614,022	$609,842	$194,408	$149,163	$142,074	$105,303

Net premiums earned	308,914	362,618	$376,573	$358,454	$379,342	$367,057	$321,995	$336,240
Net investment income (loss)	52,503	108,015	38,685	118,140	15,767	95,594	(82,724)	80,714
Net foreign exchange gains (losses)	4,936	5,167	(231)	(373)	3,448	(5,424)	(5,553)	4,598
Equity in earnings (losses) of other ventures	6,250	10,701	4,872	9,675	2,333	(23,986)	148	(124,999)
Other income (loss)	8,012	(2,203)	(24)	(5,498)	2,258	(10,008)	6	(20,221)
Net realized (losses) gains on investments	(10,670)	4,085	(24,161)	(11,566)	(87,610)	1,592	(83,873)	7,182

Total revenues	369,945	488,383	395,714	468,832	315,538	424,825	149,999	283,514

Net claims and claim expenses incurred	82,156	145,992	114,217	138,854	535,347	131,700	28,769	62,728
Acquisition costs	46,428	63,729	53,613	59,509	54,231	63,719	59,281	67,973
Operational expenses	30,113	28,524	33,494	26,527	30,296	27,126	28,262	28,287
Corporate expenses	8,703	7,004	7,111	4,927	3,116	7,158	6,705	9,771
Interest expense	6,804	11,979	5,937	7,195	5,379	7,226	6,513	7,226

Total expenses	174,204	257,228	214,372	237,012	628,369	236,929	129,530	175,985

Income (loss) before minority interest and taxes	195,741	231,155	181,342	231,820	(312,831)	187,896	20,469	107,529
Minority interest – DaVinciRe	(40,315)	(29,107)	(41,341)	(37,399)	91,977	(43,820)	(65,454)	(54,070)

Income (loss) before taxes	155,426	202,048	140,001	194,421	(220,854)	144,076	(44,985)	53,459
Income tax (expense) benefit	(7,686)	(107)	6,295	(680)	455	(101)	368	19,320

Net income (loss)	147,740	201,941	146,296	193,741	(220,399)	143,975	(44,617)	72,779
Dividends on preference shares	(10,575)	(11,136)	(10,575)	(10,575)	(10,575)	(10,575)	(10,575)	(10,575)

Net income (loss) available (attributable) to common shareholders	$137,165	$190,805	$135,721	$183,166	$(230,974)	$133,400	$(55,192)	$62,204

Earnings (loss) per common share – basic	$2.09	$2.68	$2.16	$2.57	$(3.79)	$1.89	$(0.91)	$0.90
Earnings (loss) per common share – diluted (1)	$2.05	$2.63	$2.13	$2.53	$(3.79)	$1.85	$(0.91)	$0.88

Weighted average shares – basic	65,528	71,281	62,921	71,259	60,943	70,575	60,732	68,966
Weighted average shares – diluted (1)	66,803	72,514	63,878	72,430	61,694	71,945	61,269	70,413

Claims and claim expense ratio	26.6%	40.2%	30.3%	38.7%	141.1%	35.9%	8.9%	18.7%
Underwriting expense ratio	24.8%	25.4%	23.2%	24.0%	22.3%	24.7%	27.2%	28.6%

Combined ratio	51.4%	65.6%	53.5%	62.7%	163.4%	60.6%	36.1%	47.3%

(1)	In accordance with FAS 128, diluted earnings per share calculations use average common shares outstanding – basic, when in a net loss position.

NOTE 25.    SUMMARIZED FINANCIAL INFORMATION OF CHANNELRE HOLDINGS LTD.

The following tables provide summarized financial information for ChannelRe, which is accounted for using the equity method of accounting, for 2008, 2007 and 2006. The Company calculates its proportionate share in the equity of ChannelRe one quarter in arrears, except for 2007, which includes ChannelRe’s estimated loss for the fourth quarter of 2007 due to significant net unrealized mark-to-market losses on credit derivatives and other credit-related products issued by ChannelRe. The summary information provided below is for the twelve months ended September 30, 2008, 2007 and 2006, respectively.

As at September 30,	2008	2007	2006

Balance Sheet Data
Fixed maturity securities, at fair value	$586,736	$463,250	$519,857
Short term investments, at fair value	104,036	174,640	104,532

Total investments	690,772	637,890	624,389
Cash and cash equivalents	8,404	18,990	10,052
Deferred acquisition costs	31,692	36,994	41,013
Derivative assets	86,000	20,000	183
Other assets	9,049	10,458	8,330

Total assets	$825,917	$724,332	$683,967

Deferred premium revenue	$123,187	$144,478	$160,162
Loss and loss adjustment expenses reserves	41,172	28,245	19,317
Derivative liabilities	743,167	115,443	4,821
Other liabilities	8,620	6,840	7,690

Total liabilities	916,146	295,006	191,990

Minority interest	(25,179)	119,815	137,301
Deficiency in assets / shareholders’ equity	(65,050)	309,511	354,676

Total liabilities, minority interest and shareholders’ equity	$825,917	$724,332	$683,967

Twelve months ended September 30,	2008	2007	2006

Statement of Operations Data

Premiums earned	$47,904	$45,354	$56,153
Net investment income	30,246	29,430	24,108

Total revenues	78,150	74,784	80,261

Losses incurred	27,508	11,638	6,945
Acquisition costs	12,163	12,362	14,833
Other expenses	2,868	4,529	8,013

Total expenses	42,539	28,529	29,791

Realized gains and other settlements on derivatives	18,461	14,493	9,425
Unrealized losses on derivatives	(560,674)	(91,003)	(688)

Net change in fair value of derivatives	(542,213)	(76,510)	8,737
Net realized gains (losses) on investments	1	(239)	(887)
Net gains on foreign exchange	1,271	1,680	93

Net realized and unrealized (losses) gains	(540,941)	(75,069)	7,943

Minority interest	141,024	8,043	(16,303)

Net (loss) income (attributable) available to common shareholders	$(364,306)	$(20,771)	$42,110

ChannelRe experienced significant unrealized mark-to-market losses arising from financial guaranty contracts accounted for as derivatives under GAAP during 2007, and as a result, ChannelRe’s GAAP shareholders’ equity decreased to below $nil as of December 31, 2007 and remained negative throughout 2008. As such, the Company reduced the carried value of its equity investment in ChannelRe to $nil as of December 31, 2007.

Certain amounts have been reclassified in the prior years’ financial information, noted above, to conform to the current presentation.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 19, 2009; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2008. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 19, 2009

SCHEDULE I

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(MILLIONS OF UNITED STATES DOLLARS)

	Year ended December 31, 2008
	Amortized Cost	Market Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturity investments available for sale
U.S. treasuries	$462.5	$467.5	$467.5
Agencies	431.5	448.5	448.5
Non-U.S. government bonds	53.6	57.1	57.1
Corporate securities	719.2	747.2	747.2
Mortgage-backed securities	1,084.2	1,110.6	1,110.6
Asset-backed securities	166.0	166.0	166.0

Total fixed maturity investments available for sale	2,917.0	2,996.9	2,996.9

Short term investments	2,172.3	2,172.3	2,172.3
Other investments	773.5	773.5	773.5
Investments in other ventures, under equity method	99.9	99.9	99.9

Total investments	$5,962.7	$6,042.6	$6,042.6

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RENAISSANCERE HOLDINGS LTD.

BALANCE SHEETS

AT DECEMBER 31, 2008 AND 2007

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2008	2007
Assets:
Investments and cash
Fixed maturity investments, available for sale, at fair value	$62,536	$60,920
Short term investments, at fair value	236,133	377,619
Other investments	8,880	—

Total investments	307,549	438,539
Cash and cash equivalents	5,122	9,290
Investments in subsidiaries	3,059,524	3,049,933
Due from subsidiaries	18,123	156,500
Accrued investment income	1,214	2,134
Other assets	13,745	94,415

Total Assets	$3,405,277	$3,750,811

Liabilities and Shareholders’ Equity:
Liabilities:
Notes and bank loans payable	$250,000	$250,000
Contributions due to subsidiaries	86,262	275
Other liabilities	36,272	23,033

Total Liabilities	372,534	273,308

Shareholders’ Equity:
Preference Shares: $1.00 par value – 26,000,000 shares issued and outstanding at December 31, 2008 (2007 – 26,000,000)	650,000	650,000
Common Shares: $1.00 par value – 61,503,333 shares issued and outstanding at December 31, 2008 (2007 – 68,920,319 shares)	61,503	68,920
Additional paid-in capital	—	107,867
Accumulated other comprehensive income	75,387	44,719
Retained earnings	2,245,853	2,605,997

Total Shareholders’ Equity	3,032,743	3,477,503

Total Liabilities and Shareholders’ Equity	$3,405,277	$3,750,811

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2008	2007	2006
Revenues
Net investment (loss) income	$(1,745)	$23,770	$16,455
Net foreign exchange loss	(38)	—	—
Net realized losses on investments	(3,877)	(182)	—
Other (loss) income	(4,634)	(145,596)	17,997

Total revenues	(10,294)	(122,008)	34,452

Expenses
Interest expense	14,613	21,193	28,767
Operating and corporate expenses	12,152	18,420	37,890

Total expenses	26,765	39,613	66,657

Loss before equity in net income of subsidiaries & taxes	(37,059)	(161,621)	(32,205)
Equity in net income of subsidiaries	66,079	774,057	829,315

Net income before taxes	29,020	612,436	797,110
Income tax expense	—	—	—

Net income	29,020	612,436	797,110
Dividends on preference shares	(42,300)	(42,861)	(35,475)

Net (loss) income (attributable) available to common shareholders	$(13,280)	$569,575	$761,635

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

RENAISSANCERE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$29,020	$612,436	$797,110
Less: equity in net income of subsidiaries	66,079	774,057	829,315

	(37,059)	(161,621)	(32,205)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net unrealized losses included in net investment income	17,020	—	—
Net unrealized losses (gains) included in other income	3,866	(5,780)	1,687
Equity in undistributed losses (earnings) of other ventures	—	151,751	(19,097)
Net realized losses	3,877	182	—
Other	51,839	11,096	11,291

Net cash provided by (used in) operating activities	39,543	(4,372)	(38,324)

Cash flows provided by (used in) investing activities:
Proceeds from maturities and sales of investments available for sale	511,628	15,370	—
Purchase of investments available for sale	(494,683)	(59,733)	—
Contributions to subsidiaries	(233,560)	(63,489)	(93,312)
Dividends from subsidiaries	403,948	547,785	406,010
Net sales (purchases) of short term investments	141,486	169,273	(190,480)
Net (purchases) sales of other investments	(25,900)	3,093	—
Purchase of investments in other ventures	—	12,262	—
Due from subsidiary	138,377	(24,140)	(132,360)

Net cash provided by (used in) investing activities	441,296	600,421	(10,142)

Cash flows (used in) provided by financing activities:
Dividends paid – common shares	(57,850)	(62,595)	(60,413)
Dividends paid – preference shares	(42,300)	(42,861)	(34,650)
RenaissanceRe common share repurchase	(428,406)	(200,171)	—
Redemption of 7.0% Senior Notes	(150,000)	—	—
Redemption of Series A preference shares	—	(150,000)	—
Repayment of debt	—	—	(150,000)
Issuance of debt	150,000	—	—
Repayment of subordinated obligation to Capital Trust	—	(103,093)	—
Issuance of Preference Shares, net of expenses	—	—	291,127
Third party DaVinciRe share repurchase	43,549	(40,000)	—

Net cash (used in) provided by financing activities	(485,007)	(598,720)	46,064

Net decrease in cash and cash equivalents	(4,168)	(2.671)	(2,402)
Cash and cash equivalents, beginning of year	9,290	11,961	14,363

Cash and cash equivalents, end of year	$5,122	$9,290	$11,961

SCHEDULE III

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2008			Year ended December 31, 2008
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$44,855	$1,497,819	$313,374	$909,759	$—	$440,900	$105,437	$81,797	$871,893
Individual Risk	37,049	662,793	196,861	477,065	—	319,589	108,116	40,368	481,727
Other	—	—	—	—	24,231	—	—	—	—

Total	$81,904	$2,160,612	$510,235	$1,386,824	$24,231	$760,489	$213,553	$122,165	$1,353,620

	December 31, 2007			Year ended December 31, 2007
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$57,596	$1,418,727	$352,822	$957,661	$—	$241,118	$119,915	$67,969	$1,024,493
Individual Risk	46,616	609,769	210,514	466,708	—	238,156	135,015	42,495	410,842
Other	—	—	—	—	402,463	—	—	—	—

Total	$104,212	$2,028,496	$563,336	$1,424,369	$402,463	$479,274	$254,930	$110,464	$1,435,335

	December 31, 2006			Year ended December 31, 2006
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses and Claims and Claims Premiums Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Expenses	Amortization of Deferred Policy Settlement Costs	Other Acquisition Expenses	Net Written Premiums
Reinsurance	$37,583	$1,469,251	$286,410	$972,017	$—	$148,052	$115,324	$72,405	$1,039,103
Individual Risk	69,335	628,904	292,014	557,760	—	298,178	165,373	37,181	490,517
Other	—	—	—	—	318,106	—	—	—	—

Total	$106,918	$2,098,155	$578,424	$1,529,777	$318,106	$446,230	$280,697	$109,586	$1,529,620

SCHEDULE IV

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE

(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2008
Property and liability premiums written	$489,866	$382,408	$1,246,162	$1,353,620	92%

Year ended December 31, 2007
Property and liability premiums written	$416,642	$374,302	$1,392,995	$1,435,335	97%

Year ended December 31, 2006
Property and liability premiums written	$451,325	$414,027	$1,492,322	$1,529,620	98%

SCHEDULE VI

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION CONCERNING

PROPERTY/CASUALTY INSURANCE OPERATIONS

(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Unpaid Claims and Claim Expenses	Discount, if any, deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2008	$81,904	$2,160,612	$—	$510,235	$1,386,824	$24,231

Year ended December 31, 2007	$104,212	$2,028,496	$—	$563,336	$1,424,369	$402,463

Year ended December 31, 2006	$106,918	$2,098,155	$—	$578,424	$1,529,777	$318,106

	Claims and Claim Expense Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2008	$995,316	$(234,827)	$213,553	$744,632	$1,353,620

Year ended December 31, 2007	$712,424	$(233,150)	$254,930	$430,354	$1,435,335

Year ended December 31, 2006	$582,788	$(136,558)	$280,697	$591,290	$1,529,620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

RenaissanceRe Holdings Ltd.

Exhibits
1.	The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2.	The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form 10-K.

3.	Exhibits

3.1	Memorandum of Association.(1)

3.2	Amended and Restated Bye-Laws.(2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd.(3)

3.4	Specimen Common Share certificate.(1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd.(4)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie.(5)

10.3	Amendment No. 1, dated as of March 1, 2007, to the Employment Agreement, dated as of February 22, 2006 by and between RenaissanceRe Holdings Ltd. and Neill A. Currie.(6)

10.4	Amendment No. 2, dated as of November 19, 2008, between RenaissanceRe Holdings Ltd. and Neill A. Currie.(7)

10.5	Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and Fred R. Donner.(8)

10.6	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and William I. Riker.(8)

10.7	Transition Services Agreement dated as of July 18, 2007 between RenaissanceRe Holdings Ltd. and William I. Riker.(9)

10.8	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr.(8)

10.9	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr.(8)

10.10	Form of Employment Agreement for Executive Officers.(8)

10.11	Form of Amendment to Employment Agreement for Executive Officers.(10)

10.12	Form of Amendment to Employment Agreement for Executive Officers.(7)

10.13	Sixth Amended and Restated Employment Agreement, dated as of May 19, 2004, between RenaissanceRe Holdings Ltd. and James N. Stanard.(11)

10.14	Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Co-Documentation Agent, HSBC Bank U.S., National Association, as Co-Documentation Agent, Citibank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.(12)

10.15	First Amendment Agreement, dated as of August 11, 2005, among RenaissanceRe Holdings Ltd., the Lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(13)

10.16	Second Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of May 19, 2006, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association, as Administrative Agent for the Lenders.(14)

10.17	Third Amendment, dated as of June 18, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders.(15)

10.18	Fourth Amendment, dated as of September 6, 2007, to Second Amended and Restated Credit Agreement, dated as of August 6, 2004, among RenaissanceRe Holdings Ltd., the lenders named therein, Deutsche Bank AG New York Branch, as LC Issuer and Bank of America, National Association as Administrative Agent for the Lenders.(16)

10.19	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders.(17)

10.20	RenaissanceRe Holdings Ltd. Second Amended and Restated 1993 Stock Incentive Plan.(18)

10.21	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(19)

10.22	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(20)

10.23	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(20)

10.24	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(12)

10.25	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.(12)

10.26	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(21)

10.27	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan.(22)

10.28	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers.(21)

10.29	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(23)

10.30	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(24)

10.31	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.(25)

10.32	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan.

10.33	Form of Restricted Stock Grant Agreement for Directors.(5)

10.34	Form of Option Grant Agreement for Directors.(5)

10.35	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Glencoe Insurance Ltd. and Timicuan Reinsurance Ltd. have each become a party to this agreement pursuant to an accession agreement, and DaVinci Reinsurance Ltd. has entered in a substantially similar agreement with Fleet National Bank.(26)

10.36	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares.(27)

10.37	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares.(28)

10.38	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares.(29)

10.39	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee.(30)

10.40	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003.(31)

10.41	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Syndication Agents, ING Bank N.V., as Documentation Agent, and certain Lenders party thereto.(32)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2008.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 20, 2007.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the SEC on May 2, 2008.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9, 2004.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 3, 2006 (SEC File Number 001-14428).

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the SEC on August 2, 2006 (SEC File Number 001-14428).

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2007.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on October 31, 2007 (SEC File Number 001-14428).

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(18)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(19)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(23)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 4, 2003, relating to certain events which occurred on January 30, 2003.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the SEC on December 14, 2006.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 17, 2001, relating to certain events which occurred on July 12, 2001.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 31, 2003, relating to certain events which occurred on January 28, 2003.

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.