Form 10-Q
period 2009-03-31
RENAISSANCERE HOLDINGS LTD
filed 2009-05-01
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒, Accelerated filer  ☐, Non-accelerated filer  ☐, Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of April 23, 2009 was 62,322,044.

Total number of pages in this report: 51

RenaissanceRe Holdings Ltd.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,090,361 and $2,916,991 at March 31, 2009 and December 31, 2008, respectively)	$3,164,848	$2,996,885
Short term investments, at fair value	2,136,336	2,172,343
Other investments, at fair value	733,023	773,475
Investments in other ventures, under equity method	88,159	99,879

Total investments	6,122,366	6,042,582
Cash and cash equivalents	249,340	274,692
Premiums receivable	593,199	565,630
Ceded reinsurance balances	149,309	88,019
Losses recoverable	201,215	299,534
Accrued investment income	23,927	26,614
Deferred acquisition costs	97,710	81,904
Receivable for investments sold	308,483	236,485
Other secured assets	76,331	76,424
Other assets	165,492	217,986
Goodwill and other intangibles	72,537	74,181

Total assets	$8,059,909	$7,984,051

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,992,049	$2,160,612
Reserve for unearned premiums	716,613	510,235
Debt	450,000	450,000
Reinsurance balances payable	289,522	315,401
Payable for investments purchased	590,401	378,111
Other secured liabilities	77,420	77,420
Other liabilities	171,738	290,998

Total liabilities	4,287,743	4,182,777

Commitments and Contingencies

Redeemable noncontrolling interest - DaVinciRe	650,763	768,531

Shareholders’ Equity
Preference shares	650,000	650,000
Common shares	62,324	61,503
Additional paid-in capital	11,373	—
Accumulated other comprehensive income	69,530	75,387
Retained earnings	2,328,176	2,245,853

Total shareholders’ equity	3,121,403	3,032,743

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$8,059,909	$7,984,051

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2009 and 2008

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Revenues
Gross premiums written	$598,301	$527,038

Net premiums written	$446,836	$403,116
Increase in unearned premiums	(145,088)	(94,202)

Net premiums earned	301,748	308,914
Net investment income	42,126	52,503
Net foreign exchange (losses) gains	(10,155)	4,936
Equity in earnings of other ventures	1,736	6,250
Other (loss) income	(14,795)	8,012
Net realized gains (losses) on investments	3,104	(10,670)

Total revenues	323,764	369,945

Expenses
Net claims and claim expenses incurred	86,197	82,156
Acquisition expenses	44,604	46,428
Operational expenses	39,757	30,113
Corporate expenses	6,588	8,703
Interest expense	4,136	6,804

Total expenses	181,282	174,204

Income before taxes	142,482	195,741
Income tax benefit (expense)	852	(7,686)

Net income	143,334	188,055
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(35,475)	(40,315)

Net income attributable to RenaissanceRe	107,859	147,740
Dividends on preference shares	(10,575)	(10,575)

Net income available to RenaissanceRe common shareholders	$97,284	$137,165

Net income available to RenaissanceRe common shareholders per common share - basic	$1.57	$2.09

Net income available to RenaissanceRe common shareholders per common share - diluted	$1.57	$2.05

Dividends per common share	$0.24	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2009 and 2008

(in thousands of United States Dollars)

(Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Preference shares
Balance - January 1	$650,000	$650,000
Repurchase of shares	—	—

Balance - March 31	650,000	650,000

Common shares
Balance - January 1	61,503	68,920
Repurchase of shares	—	(4,267)
Exercise of options and issuance of restricted stock and awards	821	274

Balance - March 31	62,324	64,927

Additional paid-in capital
Balance - January 1	—	107,867
Repurchase of shares	—	(112,930)
Reduction in redeemable noncontrolling interest - DaVinciRe	7,250	—
Exercise of options and issuance of restricted stock and awards	4,123	5,063

Balance - March 31	11,373	—

Accumulated other comprehensive income
Balance - January 1	75,387	44,719
Net unrealized (losses) gains on investments, net of adjustment (see disclosure below)	(5,857)	20,644

Balance - March 31	69,530	65,363

Retained earnings
Balance - January 1	2,245,853	2,605,997
Net income	143,334	188,055
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(35,475)	(40,315)
Repurchase of shares	—	(122,359)
Dividends on common shares	(14,961)	(15,141)
Dividends on preference shares	(10,575)	(10,575)

Balance - March 31	2,328,176	2,605,662

Total Shareholders’ Equity	$3,121,403	$3,385,952

Comprehensive income
Net income	$143,334	$188,055
Other comprehensive (loss) income	(6,372)	23,931

Comprehensive income	136,962	211,986
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(35,475)	(40,315)
Other comprehensive income (loss) attributable to redeemable noncontrolling interest - DaVinciRe	515	(3,287)

Comprehensive income attributable to redeemable noncontrolling interest - DaVinciRe	(34,960)	(43,602)

Comprehensive income attributable to RenaissanceRe	$102,002	$168,384

Disclosure regarding net unrealized gains
Net unrealized holding (losses) gains arising during the period	$(2,753)	$9,974
Net realized (gains) losses included in net income	(3,104)	10,670

Net unrealized (losses) gains on investments	$(5,857)	$20,644

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(in thousands of United States dollars)

(Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Cash flows provided by operating activities

Net income	$143,334	$188,055

Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	(740)	(3,377)
Net realized (gains) losses on investments	(3,104)	10,670
Equity in undistributed earnings of other ventures	10,105	10,902
Net unrealized losses included in net investment income	16,976	25,307
Net unrealized losses included in other (loss) income	12,897	8,362
Change in:
Premiums receivable	(27,569)	(24,309)
Ceded reinsurance balances	(61,290)	(14,715)
Deferred acquisition costs	(15,806)	(2,098)
Reserve for claims and claim expenses, net	(70,244)	(10,770)
Reserve for unearned premiums	206,378	110,655
Reinsurance balances payable	(25,879)	(11,730)
Other	(44,971)	(10,110)

Net cash provided by operating activities	140,087	276,842

Cash flows provided by investing activities

Proceeds from sales and maturities of investments available for sale	1,695,498	2,068,327
Purchases of investments available for sale	(1,720,159)	(2,193,543)
Net sales of short term investments	36,007	255,960
Net sales (purchases) of other investments	23,476	(69,522)
Net purchases of investments in other ventures	—	(19,350)
Purchase of other assets	(965)	—
Net sale of subsidiary	—	2,752

Net cash provided by investing activities	33,857	44,624

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(14,961)	(15,141)
Dividends paid - preference shares	(10,575)	(10,575)
RenaissanceRe common share repurchase	—	(233,164)
DaVinciRe share repurchase	—	(100,000)
Third party DaVinciRe share repurchase	(123,718)	43,549
Reverse repurchase agreement	(50,042)	—
Net repayment of debt	—	(952)

Net cash used in financing activities	(199,296)	(316,283)

Net (decrease) increase in cash and cash equivalents	(25,352)	5,183

Cash and cash equivalents, beginning of period	274,692	330,226

Cash and cash equivalents, end of period	$249,340	$335,409

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars) (Unaudited)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, losses recoverable, including allowances for losses recoverable deemed uncollectible, estimates of written and earned premiums, the fair value of other investments and financial instruments and the Company’s deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

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

•

The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Noncontrolling interest represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd. (“RUM”), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

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

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers generally in excess of various retentions or on a proportional basis. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $90.2 million and $107.5 million for the three months ended March 31, 2009 and 2008, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the three months ended March 31, 2009 were $11.8 million compared to negative $0.1 million for the three months ended March 31, 2008.

3.	Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under FASB Statement No. 128, Earnings per Share (“FAS 128”). EITF 03-6-1 provides guidance on the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. EITF 03-6-1 became effective on January 1, 2009. As prescribed by EITF 03-6-1, the two-class method is used to determine earnings per share based on dividends declared on common stock and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Unvested restricted stock granted by the Company to its employees is considered a participating security under EITF 03-6-1. The Company now uses the two-class method to calculate its net income available to RenaissanceRe common shareholders per common share – basic and diluted. The adoption of EITF 03-6-1 did not have a material effect on the Company’s prior calculations of net income available to RenaissanceRe common shareholders per common share – basic and diluted, and therefore prior periods have not been restated.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$97,284	$137,165
Amount allocated to participating common shareholders (1)	(1,809)	(1,813)

	$95,475	$135,352

Denominator:

Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	60,634,556	65,527,899

Per common share equivalents of employee stock options and restricted shares	354,254	1,275,139

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	60,988,810	66,803,038

Basic income per RenaissanceRe common share	$1.57	$2.09

Diluted income per RenaissanceRe common share	$1.57	$2.05

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

4.	The Board of Directors of RenaissanceRe declared, and on March 31, 2009 RenaissanceRe paid, a dividend of $0.24 per share to shareholders of record on March 13, 2009.

On May 20, 2008, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million, of which $382.4 million remained available at April 23, 2009. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company did not repurchase any shares during the three months ended March 31, 2009 under its authorized share repurchase program. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of RenaissanceRe. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

5.	The Company conducts its business through two reportable segments, Reinsurance and Individual Risk. The Company’s Reinsurance segment provides reinsurance through its catastrophe and specialty units and through joint ventures and other activities managed by its ventures unit. Only ventures’ business activities that appear in the Company’s consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in the Company’s Reinsurance segment results.

The Company’s financial results relating to the operating subsidiaries managed by the ventures unit include the financial results of Weather Predict Inc., Weather Predict Consulting Inc., RenRe Energy Advisors Ltd. (“REAL”), formerly known as RenRe Investment Managers Ltd., and Renaissance Trading Ltd. (“Renaissance Trading”) and are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are its investments in other ventures, including Top Layer Re, Starbound Reinsurance II Ltd., Tower Hill Holdings Inc. (“Tower Hill”), Tower Hill Insurance Group, LLC, Tower Hill Claims Services, LLC and Tower Hill Claims Management LLC (collectively the “Tower Hill Companies”) and Platinum Underwriters Holdings Ltd. (“Platinum”).

The Company’s Individual Risk segment provides primary insurance and quota share reinsurance.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses for the three months ended March 31, 2009 and 2008 is as follows:

Three months ended March 31, 2009	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$532,916	$65,149	$236	$—	$598,301

Net premiums written	$414,787	$32,049		—	$446,836

Net premiums earned	$225,971	$75,777		—	$301,748
Net claims and claim expenses incurred	16,571	69,626		—	86,197
Acquisition expenses	19,021	25,583		—	44,604
Operational expenses	29,115	10,642		—	39,757

Underwriting income (loss)	$161,264	$(30,074)		—	131,190

Net investment income				42,126	42,126
Equity in earnings of other ventures				1,736	1,736
Other loss				(14,795)	(14,795)
Interest and preference share dividends				(14,711)	(14,711)
Redeemable noncontrolling interest - DaVinciRe				(35,475)	(35,475)
Other items, net				(15,891)	(15,891)
Net realized gains on investments				3,104	3,104

Net income available to RenaissanceRe common shareholders				$(33,906)	$97,284

Net claims and claim expenses incurred - current accident year	$41,306	$37,629			$78,935
Net claims and claim expenses incurred - prior accident years	(24,735)	31,997			7,262

Net claims and claim expenses incurred - total	$16,571	$69,626			$86,197

Net claims and claim expense ratio - current accident year	18.3%	49.7%			26.2%
Net claims and claim expense ratio - prior accident years	(11.0)%	42.2%			2.4%

Net claims and claim expense ratio - calendar year	7.3%	91.9%			28.6%
Underwriting expense ratio	21.3%	47.8%			27.9%

Combined ratio	28.6%	139.7%			56.5%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Three months ended March 31, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$443,728	$80,821	$2,489	$—	$527,038

Net premiums written	$342,920	$60,196		—	$403,116

Net premiums earned	$232,227	$76,687		—	$308,914
Net claims and claim expenses incurred	47,069	35,087		—	82,156
Acquisition expenses	18,515	27,913		—	46,428
Operational expenses	21,139	8,974		—	30,113

Underwriting income	$145,504	$4,713		—	150,217

Net investment income				52,503	52,503
Equity in earnings of other ventures				6,250	6,250
Other income				8,012	8,012
Interest and preference share dividends				(17,379)	(17,379)
Redeemable noncontrolling interest - DaVinciRe				(40,315)	(40,315)
Other items, net				(11,453)	(11,453)
Net realized losses on investments				(10,670)	(10,670)

Net income available to RenaissanceRe common shareholders				$(13,052)	$137,165

Net claims and claim expenses incurred - current accident year	$70,576	$56,665			$127,241
Net claims and claim expenses incurred - prior accident years	(23,507)	(21,578)			(45,085)

Net claims and claim expenses incurred - total	$47,069	$35,087			$82,156

Net claims and claim expense ratio - current accident year	30.4%	73.9%			41.2%
Net claims and claim expense ratio - prior accident years	(10.1)%	(28.1)%			(14.6)%

Net claims and claim expense ratio - calendar year	20.3%	45.8%			26.6%
Underwriting expense ratio	17.0%	48.1%			24.8%

Combined ratio	37.3%	93.9%			51.4%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

6.	Fair Value Measurements

The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within the Company’s financial statements, and is a critical accounting policy and estimate for the Company. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its consolidated statements of operations, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity.

FASB Statement No. 157, Fair Value Measurements (“FAS 157”) establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described below:

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

There have been no material changes in the Company’s valuation techniques.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis:

At March 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$3,164,848	$227,594	$2,937,254	$—
Short term investments	2,136,336	—	2,136,336	—
Other investments	733,023	—	369,448	363,575
Other secured assets	76,331	—	76,331	—
Other assets and (liabilities) (1)	12,441	2,231	15,069	(4,859)

	$6,122,979	$229,825	$5,534,438	$358,716

(1)	Other assets of $3.6 million, $16.2 million and $11.0 million are included in Level 1, Level 2 and Level 3, respectively. Other liabilities of $1.4 million, $1.1 million and $15.8 million are included in Level 1, Level 2 and Level 3, respectively.

Fixed maturity investments available for sale included in Level 1 consist of the Company’s investments in U.S. treasuries. Fixed maturity investments available for sale included in Level 2 are U.S. agencies, non-U.S. government, corporate, FDIC guaranteed corporate, mortgage-backed and asset-backed fixed maturity investments available for sale.

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

The Company’s other investments include investments in hedge funds, catastrophe bonds, a non-U.S. dollar fixed income fund and a bank loan fund for which the Company can redeem a portion of its investment on a monthly basis, all of which are included in Level 2. In addition, the Company’s other investments also include investments in private equity partnership investments and another bank loan fund, for which the Company’s investments are subject to lock-up provisions for the multi-year term of these fund investments, and as such these investments are included in Level 3. The majority of the Company’s other investments included in Level 2 use net asset valuations provided by the investment manager, third party administrator, recent financial information or available market data to estimate fair value. In certain cases, management’s judgment may also be required to estimate fair value. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to, and as a result, is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers. The Company’s investment in the bank loan fund which is subject to a multi-year lock up provision is valued using monthly net asset valuations received from the investment manager. The underlying investments in this bank loan fund are relatively liquid and prices can be obtained on a daily basis. However, the lock up provisions in this fund, result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.

Below is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2009	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance — January 1	$382,080	$(42,512)	$339,568

Total unrealized gains (losses)
Included in net investment income	(28,647)	—	(28,647)
Included in other (loss) income	—	20,315	20,315

Total realized gains (losses)
Included in net investment income	—	—	—
Included in other (loss) income	—	(19,046)	(19,046)

Total foreign exchange (losses) gains	(1,983)	71	(1,912)

Net purchases, issuances, and settlements	12,125	36,313	48,438
Net transfers in and/or out of Level 3	—	—	—

Balance — March 31	$363,575	$(4,859)	$358,716

(1)	Other investments primarily include investments in private equity partnerships and a senior secured bank loan fund.
(2)	Balance at March 31, 2009, includes $11.0 million of other assets and $15.8 million of other liabilities.

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities under FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Below is a summary of the balances the Company has elected to account for under FAS 159:

(in thousands of U.S. dollars)	March 31, 2009	December 31, 2008
Other investments	$733,023	$773,475

Other secured assets	76,331	76,424

Other assets and (liabilities) (1)	$(5,247)	$(11,209)

(1)	Balance at March 31, 2009 includes $3.0 million of other assets and $8.2 million of other liabilities. Balance at December 31, 2008 includes $2.8 million of other assets and $14.0 million of other liabilities.

Included in net investment income for the three months ended March 31, 2009 is $17.0 million of net unrealized losses related to the changes in fair value of other investments. Net unrealized (losses) gains related to the changes in the fair value of other secured assets and other assets and liabilities recorded in other loss was $(0.1) million and $0.1 million, respectively, for the three months ended March 31, 2009.

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $3.0 million and $1.5 million, respectively. During the three months ended March 31, 2009, the Company recorded losses of $0.8 million which are included in other loss and represents net settlements and changes in the fair value of these contracts.

7.	Business Combinations and Noncontrolling Interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141(R)”) and Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”). These standards significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, noncontrolling interests are classified as a component of consolidated shareholders’ equity and ‘minority interest’ accounting no longer applies such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and became effective for the Company on January 1, 2009.

FAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The primary objectives of FAS 160, among other items, is to clearly identify, label and present the ownership interests in subsidiaries held by parties other than the parent on the face of the financial statements, provide guidance when dealing with changes in parent’s ownership and provide guidance when a subsidiary is deconsolidated. Specifically, the Company is impacted by the disclosure and presentation requirements of ARB 51, paragraphs 26 and 38, as amended by FAS 160. FAS 160 became effective for the Company on January 1, 2009. FAS 160 is to be applied prospectively as of the beginning of the fiscal year, January 1, 2009, except the presentation and disclosures shall be applied retrospectively for all periods presented.

ARB 51, paragraph 26, as amended by FAS 160, prescribes moving “Minority Interest – DaVinciRe” from the mezzanine section of the consolidated balance sheet, to a line item, separate from the parent’s equity, in the shareholders’ equity section of the consolidated balance sheet. However, the Company is subject to the requirements of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”). EITF D-98 interprets Rule 5-02.28 of Regulation S-X, which is applicable only to Securities and Exchange Commission (“SEC”) registrants. Rule 5-02.28 requires shares, not required to be accounted for in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”), having redemption features that are not solely within the control of the issuer to be classified outside of permanent equity in the mezzanine section of the balance sheet. Because the share classes related to the noncontrolling interest portion of DaVinciRe are not considered liabilities in accordance with FAS 150 and have redemption features that are not solely within the control of DaVinciRe, the noncontrolling interest in DaVinciRe is disclosed in the mezzanine section on the Company’s consolidated balance sheet in accordance with EITF D-98. The minority interest line item has been renamed to “Redeemable noncontrolling interest – DaVinciRe”. EITF D-98 does not impact the accounting for noncontrolling interest on the consolidated statements of operations; therefore, the provisions of FAS 160 with respect to the consolidated statements of operations still apply.

ARB 51, paragraph 38, as amended by FAS 160, prescribes additional disclosures on the Company’s consolidated statements of operations and consolidated statements of changes in shareholders’ equity, to provide increased transparency of the impact of noncontrolling interests on the Company’s results of operations and financial position.

The activity in the Company’s redeemable noncontrolling interest – DaVinciRe is detailed in the table below for the three months ended March 31, 2009:

(in thousands of U.S. dollars)	Redeemable noncontrolling interest - DaVinciRe
Beginning balance - January 1, 2009	$768,531
Purchase of shares from redeemable noncontrolling interest	(152,728)
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	35,475
Other comprehensive income attributable to noncontrolling interest	(515)

Ending balance - March 31, 2009	$650,763

In addition to the amendments to ARB 51, FAS 160 amends FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”) so that earnings per share data will continue to be calculated based on amounts attributable to the Company, both before and after the adoption of FAS 160.

8.	Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and credit-risk related contingent features in derivative instruments. FAS 161 is to be applied prospectively and became effective for the Company on January 1, 2009. In years after initial adoption, FAS 161 requires comparative disclosures only for periods subsequent to initial adoption. FAS 161 is a disclosure standard and as such did not impact the Company’s consolidated statements of operations or financial condition.

The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts in order to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FAS 133, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. The fair value of the Company’s derivatives are estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models.

The Company principally has exposure to derivatives related to the following types of risks: interest rate risk; foreign currency risk; credit risk; energy and weather-related risk; and equity price risk.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments available for sale to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At March 31, 2009, the Company had $2.8 billion of notional long positions and $37.8 million of notional short positions of primarily Eurodollar futures contracts, and more modest positions in U.S. Treasury and non-U.S. dollar futures contracts. The fair value of these derivatives as recognized in other assets and liabilities in its consolidated balance sheet at March 31, 2009, was $0.1 million and $0.2 million, respectively. For the three months ended March 31, 2009, the Company recorded gains of $1.3 million in its consolidated statement of operations related to these derivatives. The fair value of these derivatives is determined using exchange traded closing prices.

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

Underwriting Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At March 31, 2009, the total notional amount in United States dollars of the Company’s underwriting related foreign currency contracts was $30.0 million. For the three months ended March 31, 2009, the Company incurred a loss of $1.4 million on its foreign currency forward and option contracts related to its underwriting operations.

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in its consolidated statements of operations. At March 31, 2009, the Company had outstanding investment portfolio related foreign currency contracts of $198.7 million in short positions and $90.6 million in long positions, denominated in U.S. dollars. For the three months ended March 31, 2009, the Company recorded a gain of $4.3 million related to its foreign currency forward contracts entered into to seek to economically hedge the Company’s non-U.S. dollar investments.

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments available for sale, short term investments, premiums receivable and ceded reinsurance balances. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. The fair value of these credit derivatives, as recognized in other liabilities in the Company’s balance sheet, at March 31, 2009 was $0.3 million. During the three months ended March 31, 2009, the Company recorded gains of $0.6 million, which are included in other (loss) income and represents net settlements and changes in the fair value of these credit derivatives.

Energy and Weather-Related Derivatives

The Company, through Renaissance Trading, sells certain derivative financial products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives is linked to energy, commodities, weather, other natural phenomena, or products or indices linked in part to such phenomena, such as heating and cooling degree days, precipitation, energy production and prices, and commodities. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $9.9 million and $8.9 million, respectively, at March 31, 2009. During the three months ended March 31, 2009, the Company generated income related to these derivatives of $7.4 million which is included in other (loss) income and represents net settlements and changes in the fair value of these contracts. Any realized gains or losses are included in the calculation.

At March 31, 2009, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

Trading activity	Quantity (1)	Unit of measurement
Weather	899,172	$ per Degree Day
Weather	119,000	£ per Degree Day
Heating oil	80,333,527	Gallons
Natural gas	2,137,395	One million Britsh thermal units (“MMBTUs”)
Crude oil	14,494,000	Barrels
Power	140,180	Megawatts per hour (“MWhr”)

(1)	Represents the sum of gross long and gross short derivative contracts.

The Company uses value-at-risk (“VaR”) analysis to monitor the risks associated with its energy and weather derivatives trading portfolio. VaR is a tool that measures the potential loss that could occur if the Company’s trading positions were maintained over a defined period of time, calculated at a given statistical confidence level. Due to the seasonal nature of the Company’s energy and weather derivatives trading activities, the VaR is based on a rolling two season (one-year) holding period assuming no dynamic trading during the holding period. A 99% confidence level is used for the VaR analysis. A 99% confidence level implies that within a one-year period, the potential loss in the Company’s portfolio is not expected to exceed the VaR estimate in 99% of the possible modeled outcomes. In the remaining 1% of the possible outcomes, the potential loss is expected to be at least equal to the VaR figure, and on average substantially higher.

The VaR model, based on a Monte Carlo simulation methodology, takes into account correlations between different positions and potential for movements to offset one another within the portfolio. The expected value of the risk factors in the Company’s portfolio are obtained from the exchange-traded futures market. For most of the risk factors, the volatility is derived from the exchange-traded options market. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. Management then estimates the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes is realized. The 99th percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming normal distribution of market risk factors, (ii) future movements in market risk factors follow estimated historical movements, and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. Thus it is likely that, for any given period, the potential losses will be different and could possibly be substantially higher than the estimated VaR.

At March 31, 2009, the VaR for the Company’s portfolio of energy and weather-related derivatives, as described above, calculated at a 99% confidence level, was $9.3 million. The average, low and high amounts calculated by the Company’s VaR analysis during the first quarter of 2009 were $5.1 million, $0.1 million and $22.9 million, respectively.

Platinum Warrant

The Company holds a warrant, which expires on October 30, 2012, to purchase up to 2.5 million common shares of Platinum Underwriters Holding Ltd. (“Platinum”) for $27.00 per share. The Company has recorded its investment in the Platinum warrant at fair value. At March 31, 2009, the fair value of the warrant was $16.2 million. The fair value of the warrant is estimated using the Black-Scholes option pricing model. For the quarter ended March 31, 2009, a loss of $13.7 million was recorded in other (loss) income representing the change in the fair value of the warrant.

The table below shows the location on the consolidated balance sheet and fair value of the Company’s derivative instruments:

At March 31,	Derivative Assets		Derivative Liabilities
	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands of U.S. dollars)
Interest rate futures	Other assets	$117	Other liabilities	$157
Foreign currency forward contracts (1)	Other assets	—	Other liabilities	26,930
Foreign currency forward contracts (2)	Other assets	6,363	Other assets	5,179
Credit default swaps	Other liabilities	515	Other liabilities	767
Energy and weather contracts (3)	Other assets	9,879	Other liabilities	8,876
Platinum warrant	Other assets	16,190	Other liabilities	—

Total		$33,064		$41,909

(1) Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2) Contracts used to manage foreign currency risks in investment operations.

(3)    Included in other assets of $9.9 million is $18.2 million of derivative assets and $8.3 million of derivative liabilities. Included in other liabilities of $8.9 million is $13.3 million of derivative assets and $22.1 million of derivative liabilities.

The location and amount of the gain (loss) recognized in the Company’s consolidated statement of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss)
Three months ended March 31,		2009
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$1,327
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(1,350)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	4,306
Credit default swaps	Other (loss) income	612
Energy and weather contracts	Other (loss) income	7,446
Platinum warrant	Other (loss) income	(13,724)

Total		$(1,383)

(1) Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2) Contracts used to manage foreign currency risks in investment operations.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2009.

8.	Recently Issued Accounting Pronouncements

Fair Value Measurements

On April 9, 2009, the FASB released the following FASB Staff Positions (“FSP”):

•	FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”);

•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”); and

•

FSP FAS 157- 4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”).

Each FSP is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively, with early application permitted for periods ending after March 15, 2009. However, an entity may only early adopt FSP FAS 107-1 and APB 28-1 if it also early adopts FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. Likewise, if an entity early-adopts FSP FAS 115-2 and FAS 124-2 it is also required to early-adopt FSP FAS 157-4 and vice-versa. That is, FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4 must be adopted concurrently if early adoption is elected. Early adoption of FSPs FAS 115-2 and FAS 124-2 and FAS 157-4 does not require the reporting entity to also early adopt FSP FAS 107-1 and APB 28-1. The Company is currently evaluating the impact of the adoption of these FSPs on the Company’s statements of operations and financial condition.

9.	There are no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company’s primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its reserves for claims and claim expenses which are discussed in more detail below under “Reserves for Claims and Claim Expenses.” In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from the Company’s business ventures. Any such litigation or arbitration contains an element of uncertainty, and the Company believes the inherent uncertainty in such matters may have increased recently and will likely continue to increase, including as the Company expands geographically and increases its employee headcount. Currently, the Company believes that no individual, normal course litigation or arbitration to which the Company is presently a party is likely to have a material adverse effect on its financial condition, business or operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2009 and 2008. The following also includes a discussion of our financial condition at March 31, 2009. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; and 5) interest expense related to our debt. In addition, in calculating net income available to RenaissanceRe common shareholders, a portion of the Company’s net income is attributable to redeemable noncontrolling interest holders in DaVinciRe, as well as dividends on the Company’s preference shares. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. We currently expect our growth outside of Bermuda to result in a higher effective tax rate in 2009 and future periods compared with our historical results.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Through our ventures unit, we pursue joint ventures and other strategic relationships. Our four principal business activities conducted by our ventures unit are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re and DaVinci; 2) strategic investments in other market participants, such as our investments in Platinum and the Tower Hill Companies, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; 3) weather and energy derivatives trading activities; and 4) fee-based consulting services, research and development and loss and mitigation activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of our investments in other ventures, accounted for under the equity method and our weather-related activities are included in the Other category of our segment results.

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

Our Individual Risk business is written by the Glencoe Group through its principal operating subsidiaries Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyds, which write on an admitted basis. Since the inception of our Individual Risk business, we have substantially relied on third parties for services including the generation of premium, the issuance of policies and the processing of claims. We actively oversee our third party partners through an operations review team at Glencoe Specialty Services, which conducts initial due diligence as well as ongoing monitoring. We have been investing in initiatives to strengthen our operating platform, enhance our internal capabilities, and expand the resources we commit to our Individual Risk operations. These initiatives include our April 2009 announced launch of our direct written commercial property insurance operations. To support this new platform, we have hired several experienced underwriters, developed and implemented proprietary underwriting and risk management systems, and opened regional offices in Hartford, CT and Atlanta, GA. We currently plan to seek additional professional hires and may open further regional offices in future periods.

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

Risk Management

We seek to develop and effectively utilize sophisticated computer models and other analytical tools to assess and manage the risks that we underwrite and attempt to optimize our portfolio of reinsurance and insurance contracts and other financial risks. Our policies, procedures, tools and resources to monitor and assess our operational risks companywide, as well as our global enterprise-wide risk management practices, are overseen by our Chief Risk Officer, who reports directly to our President and Chief Executive Officer.

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

In addition to using REMS©, within our Individual Risk operations we have developed a proprietary information management and analytical database, our Program Analysis Central Repository (“PACeR”), within which data related to substantially all our Individual Risk segment business is maintained. With the use and development of PACeR, we are seeking to develop statistical and analytical techniques to evaluate our program lines of business within our Individual Risk segment. We provide our third party program managers with access to PACeR’s capabilities, which we believe helps support superior underwriting decisions, thus creating value for them and for us. Our objective is to have PACeR create an advantage for our Individual Risk operations by assisting us in building and maintaining a well-priced portfolio of specialty insurance risks.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2008.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Summary Overview

Three months ended March 31,	2009	2008	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$598,301	$527,038	$71,263
Net premiums written	446,836	403,116	43,720
Net premiums earned	301,748	308,914	(7,166)
Net claims and claim expenses incurred	86,197	82,156	4,041
Underwriting income	131,190	150,217	(19,027)
Net investment income	42,126	52,503	(10,377)
Net realized gains (losses) on investments	3,104	(10,670)	13,774
Net income available to RenaissanceRe common shareholders	97,284	137,165	(39,881)
Net income available to RenaissanceRe common shareholders per Common Share - diluted	$1.57	$2.05	$(0.48)
Net claims and claim expense ratio - current accident year	26.2%	41.2%	(15.0)%
Net claims and claim expense ratio - prior accident years	2.4%	(14.6)%	17.0%
Net claims and claim expense ratio - calendar year	28.6%	26.6%	2.0%
Underwriting expense ratio	27.9%	24.8%	3.1%
Combined ratio	56.5%	51.4%	5.1%

At March 31, 2009 and December 31, 2008	March 31, 2009	December 31, 2008	Change	% Change
Book value per common share	$39.65	$38.74	$0.91	2.3%
Accumulated dividends per common share	8.16	7.92	0.24	3.0%

Book value per common share plus accumulated dividends	$47.81	$46.66	$1.15	2.5%

Net income available to RenaissanceRe common shareholders was $97.3 million in the first quarter of 2009, compared to $137.2 million in the first quarter of 2008. Net income available to RenaissanceRe common shareholders per fully diluted common share was $1.57 for the first quarter of 2009, compared to $2.05 in the first quarter of 2008. The decrease in our net income available to RenaissanceRe common shareholders was primarily due to:

•

a $19.0 million decrease in underwriting income primarily due to an increase in underwriting expenses of $7.8 million, an increase in prior accident years net claims and claim expenses of $52.3 million and partially offset by a $48.3 million decrease in current accident years net claims and claim expenses. The increase in underwriting expenses of $7.8 million was primarily due to a reduction in profit commissions on ceded premiums earned and an increase in our employee base which has increased our compensation and related operating expenses. The increase in prior accident years claims and claim expenses was driven by unfavorable prior year loss reserve development in our multi-peril crop insurance line of business related to the 2008 crop year due to an increase in the severity of reported losses in the first quarter of 2009. The lower current accident year net claims and claim expenses were due to a comparatively low level of insured catastrophe losses, as discussed in the “Underwriting Results” section below;

•

a $22.8 million decrease in other (loss) income. The other loss of $14.8 million incurred during the first quarter of 2009 is primarily the result of a negative mark-to-market on our Platinum warrant of $13.7 million. In addition, other loss deteriorated due to a $10.5 million decrease in other income related to our weather and energy derivatives trading activities; and

•

$10.2 million in net foreign exchange losses incurred during the first quarter of 2009, compared to net foreign exchange gains of $4.9 million in the first quarter of 2008. The $15.1 million decrease in net foreign exchange (losses) gains is a result of changes to the U.S. dollar during the quarter against other major currencies with which we do business resulting in unfavorable foreign exchange translations on our net non-U.S. dollar denominated monetary assets and liabilities.

Book value per common share increased $0.91 to $39.65 at March 31, 2009, compared to $38.74 at December 31, 2008. Book value per common share plus accumulated dividends increased $1.15 to $47.81 at March 31, 2009, compared to $46.66 at December 31, 2008. The 2.3% growth in book value per common share was driven by our net income available to RenaissanceRe common shareholders of $97.3 million, less $15.0 million of common dividends and a $5.9 million decrease in accumulated other comprehensive income.

Underwriting Results

In the first quarter of 2009, we generated $131.2 million of underwriting income, compared to $150.2 million in the first quarter of 2008. The decrease in underwriting income was driven primarily by a $4.0 increase in net claims and claim expenses combined with a $7.8 million increase in underwriting expenses, and $7.2 million lower net premiums earned. We generated a combined ratio of 56.5%, a net claims and claim expense ratio of 28.6% and an underwriting expense ratio of 27.9%, in the first quarter of 2009, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 51.4%, 26.6% and 24.8%, respectively, in the first quarter of 2008.

Gross premiums written increased $71.3 million to $598.3 million in the first quarter of 2009, compared to $527.0 million in the first quarter of 2008. The increase in gross premiums written was primarily due to the more favorable pricing and terms experienced during the first quarter of 2009 renewals, compared to the first quarter of 2008, in our catastrophe unit. The improved market conditions in our catastrophe unit were principally driven by hardening market conditions as a result of the financial turmoil and market dislocations experienced during 2008 and into the first quarter of 2009, as well as the comparably high level of insured catastrophe losses in 2008. The increase in gross premiums written in our catastrophe unit was partially offset by a decrease in gross premiums written in our Individual Risk segment, which decreased $15.7 million, or 19.4%, to $65.1 million in the first quarter of 2009, compared to $80.8 million in the first quarter of 2008. The decrease was primarily due to our prior decisions to terminate several program manager relationships and a commercial property quota share contract as a result of the then softening market conditions, resulting in reduced commercial property and commercial multi-line gross premiums written. Our specialty reinsurance premiums decreased $8.1 million, or 10.2%, to $71.5 million in the first quarter of 2009, compared to $79.6 million in the first quarter of 2008.

Net premiums written increased $43.7 million in the first quarter of 2009 to $446.8 million from $403.1 million in the first quarter of 2008. The increase in net premiums written was primarily due to the increase in gross premiums written noted above and offset by a $27.5 million increase in ceded premiums written in the first quarter of 2009 compared to the first quarter of 2008. Net premiums earned decreased $7.2 million to $301.7 million in the first quarter of 2009, compared to $308.9 million in the first quarter of 2008, primarily due to a reduction in net premiums earned in our specialty unit.

Net claims and claim expenses increased by $4.0 million to $86.2 million in the first quarter of 2009, compared to $82.2 million in the same quarter of 2008 primarily due to higher prior accident years losses compared to the first quarter of 2008 and partially offset by lower current accident year losses. There were comparably fewer insured catastrophes in the first quarter of 2009, compared to the first quarter of 2008 and as a result our current accident year net claims and claim expenses decreased to $78.9 million in the first quarter of 2009, from $127.2 million in the first quarter of 2008. We experienced $7.3 million of unfavorable development on prior year reserves in the first quarter of 2009, compared to $45.1 million of favorable development in the first quarter of 2008, primarily due to increased net claims and claim expenses resulting from the close of the 2008 crop year for our multi-peril crop business within our Individual Risk segment as a result of an increase in the severity of reported losses in the period.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty unit underwriting results and ratios for the three months ended March 31, 2009 and 2008:

Reinsurance segment overview

Three months ended March 31,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$532,916	$443,728	$89,188

Net premiums written	$414,787	$342,920	$71,867

Net premiums earned	225,971	232,227	(6,256)
Net claims and claim expenses incurred	16,571	47,069	(30,498)
Acquisition expenses	19,021	18,515	506
Operational expenses	29,115	21,139	7,976

Underwriting income	$161,264	$145,504	$15,760

Net claims and claim expenses incurred - current accident year	$41,306	$70,576	$(29,270)
Net claims and claim expenses incurred - prior accident years	(24,735)	(23,507)	(1,228)

Net claims and claim expenses incurred - total	$16,571	$47,069	$(30,498)

Net claims and claim expense ratio - current accident year	18.3%	30.4%	(12.1)%
Net claims and claim expense ratio - prior accident years	(11.0)%	(10.1)%	(0.9)%

Net claims and claim expense ratio - calendar year	7.3%	20.3%	(13.0)%
Underwriting expense ratio	21.3%	17.0%	4.3%

Combined ratio	28.6%	37.3%	(8.7)%

(1)	Reinsurance gross premiums written includes $0.2 million and $2.5 million of premiums assumed from the Individual Risk segment for the three months ended March 31, 2009 and 2008, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $89.2 million, or 20.1%, to $532.9 million in the first quarter of 2009, compared to $443.7 million in the first quarter of 2008, due to growth in gross premiums written in our catastrophe unit which benefited from the impact of improving market conditions and the inception of several new programs in the quarter and partially offset by a decline in our specialty reinsurance premiums. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $161.3 million of underwriting income in the first quarter of 2009, compared to $145.5 million in the first quarter of 2008, an increase of $15.8 million. The increase in underwriting income was primarily due to a decrease in net claims and claim expenses of $30.5 million principally related to a comparably low level of insured catastrophes in the first quarter of 2009, compared to the first quarter of 2008. Ceded premiums earned totaled $71.4 million in the first quarter of 2009 compared to $79.8 million in the first quarter of 2008, a decrease of $8.4 million. In the first quarter of 2009, our Reinsurance segment generated a net claims and claim expense ratio of 7.3%, an underwriting expense ratio of 21.3% and a combined ratio of 28.6%, compared to 20.3%, 17.0% and 37.3%, respectively, in the first quarter of 2008. Current accident year losses of $41.3 million decreased $29.3 million from $70.6 million in the first quarter of 2008 due primarily to the comparably low level of insured catastrophes as discussed above. During the first quarters of 2009 and 2008, we experienced favorable development on prior years reserves of $24.7 million and $23.5 million, respectively, which was primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty unit and, in 2009, also due to reduced estimated ultimate losses on certain small catastrophes within our catastrophe unit. The increase in our underwriting expense ratio to 21.3% in the first quarter of 2009 from 17.0% in the first quarter of 2008 was principally driven by an increase in acquisition expenses, primarily as a result of lower profit commissions on ceded premiums earned and higher operating expenses as a result of an increase in our employee base which has increased compensation and related operating expenses.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions, subject to the terms of these agreements. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $20.5 million and $21.3 million for the first quarters of 2009 and 2008, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 9.1% and 9.2% for the first quarters of 2009 and 2008, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $30.6 million and $33.8 million for the first quarters of 2009 and 2008, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe reinsurance unit for the three months ended March 31, 2009 and 2008:

Catastrophe overview

Three months ended March 31,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$289,630	$224,968	$64,662
DaVinci	171,786	139,178	32,608

Total property catastrophe gross premiums written (1)	$461,416	$364,146	$97,270

Net premiums written	$347,443	$263,338	$84,105

Net premiums earned	185,125	173,349	11,776
Net claims and claim expenses incurred	7,491	30,489	(22,998)
Acquisition expenses	10,423	3,639	6,784
Operational expenses	22,601	16,385	6,216

Underwriting income	$144,610	$122,836	$21,774

Net claims and claim expenses incurred - current accident year	$19,807	$30,189	$(10,382)
Net claims and claim expenses incurred - prior accident years	(12,316)	300	(12,616)

Net claims and claim expenses incurred - total	$7,491	$30,489	$(22,998)

Net claims and claim expense ratio - current accident year	10.7%	17.4%	(6.7)%
Net claims and claim expense ratio - prior accident years	(6.7)%	0.2%	(6.9)%

Net claims and claim expense ratio - calendar year	4.0%	17.6%	(13.6)%
Underwriting expense ratio	17.9%	11.5%	6.4%

Combined ratio	21.9%	29.1%	(7.2)%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $0.2 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first quarter of 2009, our catastrophe reinsurance gross premiums written increased by $97.3 million, or 26.7%, to $461.4 million, compared to the first quarter of 2008. The increase is principally due to more favorable pricing and terms for the first quarter of 2009 renewals, compared to the first quarter of 2008, which resulted in us writing more business, as well as experiencing higher premium rates on our renewal business, and the inception of several new programs in the quarter. Our catastrophe reinsurance results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $144.6 million of underwriting income in the first quarter of 2009, compared to $122.8 million in the first quarter of 2008, an increase of $21.8 million. The increase in underwriting income was due primarily to a $23.0 million decrease in net claims and claim expenses as a result of a comparably low level of insured catastrophes in the first quarter of 2009, compared to the first quarter of 2008, and an increase in favorable development on prior years reserves, as discussed below. In the first quarter of 2009, our catastrophe unit generated a net claims and claim expense ratio of 4.0%, an underwriting expense ratio of 17.9% and a combined ratio of 21.9%, compared to 17.6%, 11.5% and 29.1%, respectively, in the first quarter of 2008. During the first quarter of 2009, we experienced $12.3 million of favorable development on prior year reserves compared to $0.3 million of unfavorable development on prior years reserves in the first quarter of 2008 as a result of reduced estimated ultimate losses on certain small catastrophes within our catastrophe unit. Ceded premiums earned totaled $70.2 million in the first quarter of 2009 compared to $79.8 million in the first quarter of 2008, a decrease of $9.6 million. The increase in our underwriting expense ratio to 17.9% in the first quarter of 2009 from 11.5% in the first quarter of 2008 was principally driven by an increase in acquisition expenses, primarily as a result of lower profit commissions on ceded premiums earned and higher operating expenses as a result of an increase in our employee base which has increased compensation and related operating expenses.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended March 31, 2009 and 2008:

Specialty overview

Three months ended March 31,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$68,973	$75,463	$(6,490)
DaVinci	2,527	4,119	(1,592)

Total specialty gross premiums written	$71,500	$79,582	$(8,082)

Net premiums written	$67,344	$79,582	$(12,238)

Net premiums earned	40,846	58,878	(18,032)
Net claims and claim expenses incurred	9,080	16,580	(7,500)
Acquisition expenses	8,598	14,876	(6,278)
Operational expenses	6,514	4,754	1,760

Underwriting income	$16,654	$22,668	$(6,014)

Net claims and claim expenses incurred - current accident year	$21,499	$40,387	$(18,888)
Net claims and claim expenses incurred - prior accident years	(12,419)	(23,807)	11,388

Net claims and claim expenses incurred - total	$9,080	$16,580	$(7,500)

Net claims and claim expense ratio - current accident year	52.6%	68.6%	(16.0)%
Net claims and claim expense ratio - prior accident years	(30.4)%	(40.4)%	10.0%

Net claims and claim expense ratio - calendar year	22.2%	28.2%	(6.0)%
Underwriting expense ratio	37.0%	33.3%	3.7%

Combined ratio	59.2%	61.5%	(2.3)%

Specialty Reinsurance Gross Premiums Written – In the first quarter of 2009, our specialty reinsurance gross premiums written decreased by $8.1 million, or 10.2%, to $71.5 million, compared to $79.6 million in the first quarter of 2008, due principally to the non-renewal of several programs that did not meet our underwriting standards. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $16.7 million of underwriting income in the first quarter of 2009, compared to $22.7 million in the first quarter of 2008, a decrease of $6.0 million, primarily due to an $18.0 million decrease in net premiums earned and partially offset by $7.5 million and $6.3 million decreases in net claims and claim expenses and acquisition expenses, respectively. The decrease in net premiums earned is due to a decrease in our gross premiums written over the last year which has resulted in lower net premiums earned. The decrease in net claims and claim expenses during the first quarter of 2009 was due to an $18.9 million decrease in current accident year net claims and claim expenses driven by the absence of large losses compared to the first quarter of 2008 when our energy and property per risk lines of business experienced significant losses, and partially offset by an $11.4 million decrease in favorable development of prior accident years. The favorable development on prior year reserves of $12.4 million and $23.8 million during the first quarter of 2009 and 2008, respectively, was primarily driven by lower than expected reported claims on prior year reserves. In the first quarter of 2009, our specialty unit generated a net claims and claim expense ratio of 22.2%, an underwriting expense ratio of 37.0% and a combined ratio of 59.2%, compared to 28.2%, 33.3% and 61.5%, respectively, in the first quarter of 2008. The 3.7 percentage point increase in our underwriting expense ratio was principally driven by higher acquisition costs associated with a significant catastrophe exposed personal lines property quota share contract that has a higher acquisition expense ratio than the rest of the programs in the specialty unit.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for the three months ended March 31, 2009 and 2008 for our Individual Risk segment:

Individual Risk segment overview

Three months ended March 31,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$24,642	$31,384	$(6,742)
Personal lines property	16,234	13,212	3,022
Commercial property	16,121	30,853	(14,732)
Multi-peril crop	8,152	5,372	2,780

Gross premiums written	$65,149	$80,821	$(15,672)

Net premiums written	$32,049	$60,196	$(28,147)

Net premiums earned	$75,777	$76,687	$(910)
Net claims and claim expenses incurred	69,626	35,087	34,539
Acquisition expenses	25,583	27,913	(2,330)
Operational expenses	10,642	8,974	1,668

Underwriting (loss) income	$(30,074)	$4,713	$(34,787)

Net claims and claim expenses incurred - current accident year	$37,629	$56,665	$(19,036)
Net claims and claim expenses incurred - prior years	31,997	(21,578)	53,575

Net claims and claim expenses incurred - total	$69,626	$35,087	$34,539

Net claims and claim expense ratio - current accident year	49.7%	73.9%	(24.2)%
Net claims and claim expense ratio - prior accident years	42.2%	(28.1)%	70.3%

Net claims and claim expense ratio - calendar year	91.9%	45.8%	46.1%
Underwriting expense ratio	47.8%	48.1%	(0.3)%

Combined ratio	139.7%	93.9%	45.8%

Individual Risk Segment Gross Premiums Written – Gross premiums written by our Individual Risk segment decreased $15.7 million, or 19.4%, to $65.1 million in the first quarter of 2009, compared to $80.8 million in the first quarter of 2008. The decrease in our Individual Risk segment’s gross premiums written was primarily due to the Company’s prior decisions to terminate two program manager relationships and a commercial property quota share contract as a result of the then softening market conditions.

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

Individual Risk Segment Underwriting Results – Our Individual Risk segment incurred an underwriting loss of $30.1 million in the first quarter of 2009, compared to $4.7 million of underwriting income in the first quarter of 2008, a decrease of $34.8 million. In the first quarter of 2009, our Individual Risk segment generated a net claims and claim expense ratio of 91.9%, an underwriting expense ratio of 47.8% and a combined ratio of 139.7%, compared to 45.8%, 48.1% and 93.9%, respectively, in the first quarter of 2008.

The decrease in underwriting income and increase in our combined ratio was due primarily to a $34.5 million increase in net claims and claim expenses, which was principally driven by $32.0 million of unfavorable development on prior years reserves in the first quarter of 2009. The unfavorable loss reserve development in the first quarter of 2009 was primarily due to a $27.3 million increase in prior year losses in the Company’s multi-peril crop insurance line of business related to the 2008 crop year due to an increase in the severity of reported losses incurred during 2008 and reported during the first quarter of 2009. The net impact of this unfavorable development, after considering corresponding changes in net earned premium and related acquisition costs for the 2008 crop year, was a reduction in underwriting income of $25.8 million and an increase in the Company’s combined ratio of 33.7 percentage points. In comparison, during the first quarter of 2008, we experienced $21.6 million of favorable development on prior year reserves, primarily due to favorable claims emergence. The favorable development in the first quarter of 2008 includes $16.4 million attributable to the close of the 2007 crop year for the Company’s multi-peril crop insurance program. This portion of the favorable development was mostly offset by the combination of a $12.1 million decrease in net premiums earned and $1.4 million of additional profit related acquisition expenses, resulting in a $2.9 million net favorable underwriting impact in the first quarter of 2008.

As discussed below under “Reserves for Claims and Claim Expenses”, the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our multi-peril crop insurance line of business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season, or in some cases, well into the following year, as well as what commodity prices are at the end of the policy period. In addition, management has to estimate which losses will be ceded to the Federal Crop Insurance Corporation. Our estimate of net claims and claim expenses incurred for the multi-peril crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Three months ended March 31,	2009	2008
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$39,127	$49,535
Short term investments	3,071	19,080
Other investments
Hedge funds and private equity investments	(19,741)	(1,940)
Other	21,821	(14,441)
Cash and cash equivalents	373	2,902

	44,651	55,136
Investment expenses	(2,525)	(2,633)

Net investment income	$42,126	$52,503

Net investment income was $42.1 million in the first quarter of 2009, compared to net investment income of $52.5 million in the first quarter of 2008. The decrease was principally driven by a $16.0 million and $10.4 million decrease in net investment income from the Company’s short term investments and fixed maturity investments available for sale, respectively, a $17.8 million decrease in net investment income from hedge funds and private equity investments and partially offset by a $36.3 million increase in net investment income from the Company’s other investments, principally senior secured bank loan funds and non-U.S. fixed income funds. The decrease in net investment income in the first quarter of 2009 from the Company’s fixed maturity investments available for sale portfolio was principally due to lower average invested assets combined with lower yields. In addition, interest rates on the Company’s short term investment portfolios have decreased, contributing to the decrease in net investment income from short term investments. The Company’s hedge funds, private equity and other investments are accounted for at fair value with the change in fair value recorded in net investment income. The results from the Company’s other investments described above include net unrealized losses of $17.0 million in the first quarter of 2009, compared to $25.3 million of net unrealized losses in the first quarter of 2008.

The reductions in the Federal Funds rate by the Board of Governors of the Federal Reserve Board and corresponding decline in interest rates has lowered the interest rate at which we invest our assets and will put downward pressure on our net investment income for the foreseeable future. As well, in response to the overall poor economic conditions and turmoil in the financial and investment markets we have reduced our holdings in higher yielding and riskier assets, which has reduced the yield to maturity for our investment portfolio and which will also impact future net investment income.

Net Realized Investment Gains (Losses)

Three months ended March 31,	2009	2008
(in thousands of U.S. dollars)
Gross realized gains	$31,423	$20,272
Gross realized losses	(9,297)	(5,560)
Other than temporary impairments	(19,022)	(25,382)

Net realized investment gains (losses)	$3,104	$(10,670)

In the first quarter of 2009, we generated net realized investment gains of $3.1 million compared to net realized investment losses of $10.7 million in the first quarter of 2008. Net realized investment gains in the first quarter of 2009 were driven by a decrease in other than temporary impairment charges to $19.0 million, compared to $25.4 million in the first quarter of 2008, and an increase in gross realized gains to $31.4 million in the first quarter of 2009, compared to $20.3 million in the first quarter of 2008. Included in other than temporary impairment charges are impairment charges for which the Company believes it will not be able to recover the full principal amount if held to maturity, of $nil and $0.4 million in the first quarters of 2009 and 2008, respectively. Essentially none of our fixed maturity investments available for sale were in an unrealized loss position at March 31, 2009.

Equity in Earnings of Other Ventures

Three months ended March 31,	2009	2008
(in thousands of U.S. dollars)
Top Layer Re	$2,146	$3,613
Starbound II	—	1,362
Tower Hill and the Tower Hill Companies	(491)	1,338
Other	81	(63)

Total equity in earnings of other ventures	$1,736	$6,250

Equity in earnings of other ventures in the first quarter of 2009 represents our pro-rata share of the net income (loss) from our investments in Top Layer Re, Tower Hill and the Tower Hill Companies, and in the first quarter of 2008, Starbound Reinsurance II Ltd. (“Starbound II”). Equity in earnings of other ventures generated $1.7 million in income in the first quarter of 2009, compared to $6.3 million in the first quarter of 2008. The $4.5 million decrease in equity in earnings of other ventures in the first quarter of 2009 compared to the first quarter of 2008 is due to Starbound II becoming a consolidated entity effective July 1, 2008, combined with lower equity in earnings from Top Layer Re, Tower Hill and the Tower Hill Companies as a result of those entities having lower earnings in the first quarter of 2009, compared to the first quarter of 2008.

The equity pick-up for our earnings in Tower Hill and the Tower Hill Companies is recorded one quarter in arrears.

Other (Loss) Income

The fee income and other items as reported in other (loss) income are detailed below:

Three months ended March 31,	2009	2008
(in thousands of U.S. dollars)
Weather and energy derivatives trading	$4,814	$15,317
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(2,678)	(575)
Weather-related and loss mitigation	(3,279)	(1,544)
Mark-to-market on Platinum warrant	(13,724)	(9,523)
Other items	72	4,337

Total other (loss) income	$(14,795)	$8,012

In the first quarter of 2009, we incurred an other loss of $14.8 million compared to generating $8.0 million of other income in the first quarter of 2008. The decrease in other income was primarily due to an unrealized loss of $13.7 million from the mark to market decrease in the fair value of our warrant to purchase 2.5 million shares of Platinum common stock as a result of a decrease in the common share price of Platinum compared to a corresponding unrealized loss of $9.5 million in the first quarter of 2008. In addition, in the first quarter of 2009, we recorded other income of $4.8 million from our weather and energy derivatives trading activities compared to other income of $15.3 million in the first quarter of 2008. Over time, we have expanded our weather and energy derivatives trading activities. While Renaissance Trading generally hedges its exposures to the increasingly large risks it assumes, its activities are potentially subject to counterparty credit risk which may be increased in the current environment. The weather and energy derivatives trading results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities. Certain contracts we enter into and our trading activities are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy derivatives trading activities in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.

Other Items

Interest expense decreased by $2.7 million to $4.1 million in the first quarter of 2009, compared to $6.8 million in the first quarter of 2008, primarily the result of the repayment at maturity of our 7.0% Senior Notes, which came due on July 15, 2008. Offsetting this decrease was an increase in interest expense on our revolving credit facility under which $150.0 million was outstanding throughout the quarter. The average interest rate on this borrowing during the first quarter of 2009 was 2.3%, lower than the 7.0% coupon rate on a series of Senior Notes repaid at maturity in July 2008 with the proceeds of our current revolving credit facility drawdown.

Income tax benefit (expense) increased by $8.5 million to a benefit of $0.9 million in the first quarter of 2009, compared to an expense of $7.7 million in the first quarter of 2008, due primarily to our U.S. operations incurring a loss during the first quarter of 2009.

Attribution of Net Income

A portion of our net income is attributable to the third party redeemable noncontrolling interest holders in DaVinciRe. The net income attributed to the redeemable noncontrolling interest holders decreased $4.8 million to $35.5 million in the first quarter of 2009, compared to $40.3 million in the first quarter of 2008, due to an increase in our ownership of DaVinciRe to 38.2% in the first quarter of 2009 from 22.8% in the first quarter of 2008.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt, and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our U.S. and Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our U.S. and Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At March 31, 2009, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.1 billion, and the amount of capital and surplus required to be maintained was $317.2 million. During the first three months of 2009, Renaissance Reinsurance, DaVinciRe and operating subsidiaries of the Glencoe Group returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $175.8 million, $nil and $nil, respectively, compared with $nil, $100.0 million and $nil, respectively, during the first three months of 2008.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At March 31, 2009, the consolidated statutory capital and surplus of Stonington was $131.3 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. As of April 9, 2009, we entered into an amended and restated revolving credit facility to meet additional liquidity and capital requirements. At March 31, 2009, the $150.0 million borrowed under our pre-existing facility, which we used to pay at maturity our 7.0% Senior Notes which came due July 15, 2008, remained outstanding, and such amount remains outstanding under the new facility. See “Capital Resources” section below.

CASH FLOWS

Cash flows from operating activities in the first quarter of 2009 were $140.1 million, which principally consisted of our net income of $143.3 million and increases in reserves for unearned premiums of $206.4 million, offset by a $70.2 million decrease in reserve for claims and claim expenses, net, a $61.3 million increase in ceded reinsurance balances and a $27.6 million increase in premiums receivable, among other items. The increase in the reserve for unearned premium was principally due to the increase in gross premiums written in the first three months of 2009. This also resulted in an increase in premiums receivable. The increase in ceded reinsurance balances was due to purchasing more reinsurance coverage from our counterparties.

Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of hurricanes Gustav and Ike during the third quarter of 2008 meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary materially from preliminary estimates. As a result, our cash flows from operations will be impacted accordingly. In addition, given the severity of losses incurred in 2005 from the large catastrophes in that year, many of which remain unpaid at March 31, 2009, it is likely that we will experience a significant amount of paid claims in the remainder of 2009 and beyond which could reduce our cash flows from operations during those periods, perhaps significantly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at March 31, 2009 and December 31, 2008:

At March 31, 2009	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$273,811	$281,956	$231,970	$787,737
Specialty reinsurance	106,700	145,266	379,921	631,887

Total Reinsurance	380,511	427,222	611,891	1,419,624
Individual Risk	236,905	13,519	322,001	572,425

Total	$617,416	$440,741	$933,892	$1,992,049

At December 31, 2008
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$312,944	$297,279	$250,946	$861,169
Specialty reinsurance	113,953	135,345	387,352	636,650

Total Reinsurance	426,897	432,624	638,298	1,497,819
Individual Risk	253,327	14,591	394,875	662,793

Total	$680,224	$447,215	$1,033,173	$2,160,612

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the first quarter of 2009 and 2008, changes to prior year estimated claims reserves decreased our net income by $7.3 million and increased our net income by $45.1 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

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

We recorded $586.7 million of claims and claim expenses incurred in the third quarter of 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the United States in the third quarter of 2008. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

CAPITAL RESOURCES

Our total capital resources at March 31, 2009 and December 31, 2008 were as follows:

(in thousands of U.S. dollars)	At March 31, 2009	At December 31, 2008
Common shareholders’ equity	$2,471,403	$2,382,743
Preference shares	650,000	650,000

Total shareholders’ equity	3,121,403	3,032,743
5.875% Senior Notes	100,000	100,000
RenaissanceRe revolving credit facility - borrowed (1)	150,000	150,000
RenaissanceRe revolving credit facility - unborrowed (1)	350,000	350,000
DaVinciRe revolving credit facility - borrowed	200,000	200,000
DaVinciRe revolving credit facility - unborrowed	—	—
Renaissance Trading credit facility - borrowed	—	—
Renaissance Trading credit facility - unborrowed	10,000	10,000

Total capital resources	$3,931,403	$3,842,743

(1)	Effective April 9, 2009, the amount borrowed and unborrowed was $150.0 million and $195.0 million, respectively.

In the first quarter of 2009, our capital resources increased by $88.7 million, primarily due to our comprehensive income attributable to RenaissanceRe of $102.0 million, and partially offset by $15.0 million of dividends on common shares during the quarter.

Capital resources at March 31, 2009 have not changed materially compared to December 31, 2008, except as noted below.

RenaissanceRe Revolving Credit Facility

Effective April 9, 2009, we amended and restated our committed revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment of up to $345.0 million, reduced from $500.0 million contemplated by the prior facility, including in respect of the issuance of letters of credit, up to a limit of $150.0 million and $75.0 million for the Company’s insurance subsidiaries and non-insurance subsidiaries, respectively. At March 31, 2009, the $150.0 million borrowed under the Company’s pre-existing facility, remains outstanding under the new agreement. The Company has the right, subject to satisfying certain conditions, to increase the size of the facility to $500.0 million. Amounts borrowed under the Credit Agreement bear interest at a rate selected by the Company equal to the Base Rate or LIBOR plus a margin, all as more fully set forth in the Credit Agreement. The scheduled commitment termination date under the Credit Agreement is March 31, 2010.

The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type, including customary covenants limiting the Company’s ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of assets, incur liens and declare or pay dividends under certain circumstances. The Credit Agreement also contains certain financial covenants customary for reinsurance and insurance companies in revolving credit facilities of this type, which generally provide that the Company’s consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of the Company and Renaissance Reinsurance shall equal or exceed $1.8 billion and $960.0 million, respectively, subject to a grace period in the case of the Net Worth Requirements which is conditioned on, among other things, Renaissance Reinsurance maintaining a certain financial strength rating, all as more fully set forth in the Credit Agreement.

Letter of Credit Facility

At March 31, 2009, we had $991.7 million of letters of credit with effective dates on or before March 31, 2009 outstanding under our principal letter of credit facility and total letters of credit outstanding under all facilities of $996.7 million.

In addition, our subsidiary, Stonington, has provided letters of credit in the amount of $13.1 million to two counterparties which are secured by cash and eligible marketable securities and Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

Guarantees

At March 31, 2009, the Company provided $97.7 million of guarantees to certain counterparties of the weather and energy derivatives trading business of Renaissance Trading.

Funds at Lloyd’s Facility

On April 29, 2009, Renaissance Reinsurance entered into a Master Reimbursement Agreement (the “Reimbursement Agreement”) and a Pledge Agreement (the “Pledge Agreement”) with Citibank Europe PLC (“CEP”). For additional detail on these arrangements we refer you to Part II, Item 5 of this Quarterly Report on Form 10-Q.

SHAREHOLDERS’ EQUITY

In the first quarter of 2009, our consolidated shareholders’ equity increased by $88.7 million to $3.1 billion at March 31, 2009, from $3.0 billion at December 31, 2008. The change in shareholders’ equity was primarily due to our comprehensive income attributable to RenaissanceRe of $102.0 million and partially offset by $15.0 million of dividends paid to RenaissanceRe common shareholders.

INVESTMENTS

At March 31, 2009, we held investments totaling $6.1 billion, compared to $6.0 billion at December 31, 2008.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	At March 31, 2009	At December 31, 2008
Fixed maturity investments available for sale, at fair value	$3,164,848	$2,996,885
Short term investments, at fair value	2,136,336	2,172,343
Other investments, at fair value	733,023	773,475

Total managed investments portfolio	6,034,207	5,942,703
Investments in other ventures, under equity method	88,159	99,879

Total investments	$6,122,366	$6,042,582

Our total investments at March 31, 2009 increased by $79.8 million from December 31, 2008, primarily due to our fixed maturity investments available for sale portfolio. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, highly rated sovereign and supranational securities, high-grade corporate securities, FDIC guaranteed corporate securities and mortgage-backed and asset-backed securities. At March 31, 2009, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2008 – AA), an average duration of 1.3 years (December 31, 2008 – 1.5 years) and an average yield to maturity of 2.5% (December 31, 2008 – 2.8%).

Other Investments

The table below shows our portfolio of other investments at March 31, 2009 and December 31, 2008:

(in thousands of U.S. dollars)	At March 31, 2009	At December 31, 2008
Private equity partnerships	$247,559	$258,901
Senior secured bank loan funds	220,202	215,870
Catastrophe bonds	93,798	93,085
Non-U.S. fixed income funds	81,757	81,719
Hedge funds	72,428	105,838
Miscellaneous other investments	17,279	18,062

Total other investments	$733,023	$773,475

The fair value of certain of our fund investments, which principally include hedge funds, private equity partnerships, senior secured bank loan funds and non-U.S. fixed income funds, is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. In these circumstances, we estimate the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, we use all credible information available to us. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have reported results, or other valuation methods, as necessary. Actual final fund valuations may differ from our estimates and these differences are recorded in the period they become known as a change in estimate. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $2.1 million of net investment income for the three months ending March 31, 2009, compared to a loss of $16.4 million for the three months ending March 31, 2008. Of this amount, $17.0 million relates to net unrealized losses compared with $25.3 million of net unrealized losses for the three months ended March 31, 2009 and 2008, respectively. Our investment in hedge funds decreased $33.4 million to $72.4 million at March 31, 2009, compared to $105.8 million at December 31, 2008, principally as a result of $32.4 million in redemptions during the three months ended March 31, 2009.

We have committed capital to private equity partnerships and other entities of $614.4 million, of which $361.2 million has been contributed at March 31, 2009.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2008 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. Contractual obligations at March 31, 2009 have not changed materially compared to December 31, 2008.

In certain circumstances, our contractual obligations may be accelerated to dates other than those in the Company’s 2008 Annual Report on Form 10-K, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

CURRENT OUTLOOK

General Economic Conditions

The United States and other markets around the world have been experiencing deteriorating economic conditions, including substantial and continuing financial market disruptions. If this trend in economic conditions continues or deteriorates further through 2009, we believe it would adversely affect the business environment in our principal markets, and accordingly could adversely affect demand for the products sold by us or our clients. In addition, during an economic downturn we believe our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, among others, is likely to be increased. Moreover, we believe it is increasingly likely that our principal markets will experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

While we continuously monitor the financial markets for opportunities to raise capital or refinance existing obligations on attractive terms, we do not currently expect to require additional external capital in the near term, notwithstanding our recent and expected continued growth in gross premiums written. However, our operations are subject to the ever present potential for significant volatility in capital due primarily to our exposure to potentially significant catastrophic events; if the current financial market disruption should continue, it could prove difficult to raise capital, when needed, on attractive terms or at all, which would have a material negative impact on our operations.

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

Market Conditions and Competition

The 2008 hurricane season proved to be an active year meteorologically, with the occurrence of two significant hurricanes, Gustav and Ike, as well as a number of smaller storms such as Dolly, Fay and Hanna, making landfall in the United States. In addition, the dislocations in the investment markets eroded the capital and surplus of many market participants. We believe these factors contributed to improved market conditions at the January 1 renewals by increasing demand for insurance and reinsurance protection, particularly with respect to the U.S. property catastrophe business, and other risk mitigation coverages and products, at a time when the supply of new capacity is constrained. We currently expect this increased demand to continue through 2009, and to potentially give rise to increased opportunity for new business, although we also expect competition for this business to remain robust. We are unable to predict how long this situation may persist, although we expect it may prove to be relatively temporary, as the duration of recent hard market cycles has contracted in recent years. While the pricing environment has improved somewhat, particularly in property catastrophe lines, as a result of these and other factors, our markets may also experience increased loss costs, decreased pricing flexibility and potentially reduced consumer purchasing power, which could result in somewhat reduced underwriting profitability for the industry overall. Moreover, pricing conditions in other lines of insurance and reinsurance have not yet evidenced substantial firming; while the pricing cycle in these lines has historically lagged property catastrophe in the past, current conditions may be adversely impacted by decreased commercial and consumer purchasing power as a result of the ongoing economic dislocation, and by the actions of certain market participants, including some who have been impacted by the economic crisis. We believe that our strong relationships, strong ratings, and track record of superior claims paying and other client service, has and will continue to enable us to compete robustly for the business we find attractive.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds such as the FHCF, the Texas Windstorm Insurance Association (“TWIA”) and the North Carolina Beach Plan, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time.

With respect to our Individual Risk segment, prior to recent developments in the financial markets and in our industry, we had expected to experience increasing competition for attractive new programs, and for the retention of our current programs. At this time, we believe it is possible that the increased pricing pressures we had been experiencing across many of the lines of individual risk business we write have begun to moderate as a result of the factors noted above, as well as the prospects for increased fragmentation amongst certain competitors and other market participants. Market conditions are fluid and evolving and we cannot assure you that pricing conditions in these markets will improve or that we will succeed in growing our business if they do. While we are seeing new opportunities in our multi-peril crop insurance line of business, which accounted for almost half of our gross premiums written in our Individual Risk segment in 2008, premiums in this line of business are inherently volatile as they are driven in part by commodity prices, which are subject to significant short and long term price changes. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships and seek to respond quickly to potential growth opportunities, our in-depth due diligence process means that growth opportunities within this segment take time. We believe that we have established ourselves as an effective and creative, though disciplined, partner, and as a result we are presented with many of the more attractive opportunities for which to compete.

In addition, we continue to explore potential strategic investments and other opportunities from time to time that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. We currently expect the competitive conditions in our core businesses, and the ongoing dislocation in the capital and credit markets may present additional, potentially attractive growth, investment and operational opportunities, particularly given our strong reputation, financial resources, and track record.

Legislative and Regulatory Update

In January 2007, the State of Florida enacted legislation which, among other things, increased the below- market rate- reinsurance provided by the FHCF by an additional $12.0 billion per season, and expanded the ability of Citizens Property Insurance Corporation (“Citizens”), a state-sponsored entity, to compete with private insurance companies, such as ours. In 2008, the Florida legislature considered but did not pass a bill that would reduce the coverage currently provided by the FHCF, but did pass legislation that, among other things, continued the freeze of Citizens’ rates until at least July 1, 2009 and capped increases for three years thereafter, revised aspects of the size and allocation of assessments and allowed Citizens to continue to insure homes worth over $1.0 million. In October 2008, the Advisory Council to the FHCF received a report analyzing the significant challenges the FHCF would face, in part in light of the ongoing global financial market dislocation, if required to fund a significant amount of its total potential financial obligations. A failure of the FHCF to honor its obligations would adversely impact the Florida market, perhaps significantly, and would pose meaningful challenges to the insurers who have purchased coverage from the FHCF, including many of our clients, and to Florida homeowners and business who rely on insurers required to buy reinsurance from the FHCF. In light of these issues, Florida stakeholders and policymakers are considering a number of reform initiatives, including a possible reduction in the current limits offered by the FHCF or possible increases in the premiums charged by the FHCF to Citizens and to private insurers.

As of April 29, 2009, each of the Florida House and Senate have passed new legislation relating to the Florida property insurance market; at this time, the chambers have not passed a reconciled bill and it is not certain at this time that any legislation will be enacted, or that any final bill will not have changed significantly. The current bill passed by the Florida House includes, among other things, a phase out of the $12.0 billion layer of coverage added by the legislature in 2007 (the “TICL layer”) over a six year period; a provision to increase the statutory insurer co-participation each year; authorization for flex rating; authorization for insurers to recoup in their rates a portion of the cost of private reinsurance that such insurers may purchase in lieu of TICL coverage; implementation of some of the 2008 recommendations of the Citizens Mission Review Task Force, including a phase of increased rates offered by Citizens; and a continuation of mitigation funding for the My Safe Florida Home Program. The Florida Senate has passed companion language which, among other things, also reduces the $12.0 billion TICL layer over six years beginning this year; permits insurers to recoup part of their costs for private reinsurance coverage purchased in lieu of TICL coverage; and authorizes an increase in the rates offered by Citizens. In general, the current Senate bill is more restrictive than the current House bill, including with respect to capping the rate increases contemplated for Citizens, and any final bill, if enacted at all, is likely to be different, perhaps materially, from the version passed by either chamber.

As previously disclosed, in 2007 the U.S. House of Representatives passed legislation (the “2007 Bills”) which would expand the National Flood Insurance Program to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event). In addition, the 2007 Bills included legislation also adopted by the U.S. House of Representatives which would create a National Catastrophe Risk Consortium and would also require the U.S. Treasury Department to establish a national homeowner’s insurance stabilization program. The National Catastrophe Risk Consortium program would allow multiple participating states to pool their respective catastrophic risk insurance or reinsurance wind pools or other residual markets amongst each other. The stabilization program would allow the Treasury Department to make below-cost loans to participating states or their reinsurance pools and/or residual markets.

In April 2009, U.S. Senator Bill Nelson introduced the “Catastrophe Obligation Guarantee Act” (S. 886) (the “COGA”) to federally guarantee bond issuances by certain government entities, potentially including the FHCF and TWIA, the California Earthquake Authority, and others. If enacted, the COGA could contribute to growth of these state entities or the inception or adverse alteration of other state entities. While the 2007 Bills have not been enacted by the U.S. Senate to date, and the introduction of COGA is at this date extremely recent, we believe they will continue to be considered by Congress and, if enacted, could adversely impact the markets for our risk coverages and other products.

In 2008, Congress conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. On September 18, 2008, U.S. Rep. Richard Neal introduced one such proposal, H.R. 6969 (the “Neal Bill”), a bill which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The bill, which has been referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined in reference to individual business lines). In the fourth quarter of 2008, the Senate Finance Committee released a staff discussion draft, which was substantively similar to the Neal Bill. While this legislation has yet to be enacted, the respective sponsors of these bills have announced plans to reintroduce them in 2009, and we can provide no assurance that this legislation or similar legislation will not be adopted. We believe that passage of such legislation would adversely affect us, perhaps materially.

In March 2009, U.S. Senator Carl Levin and Rep. Lloyd Doggett introduced legislation in the U.S. Senate and House, respectively, entitled the “Stop Tax Haven Abuse Act”. If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, entities whose shares are publicly traded on an established securities market, or whose gross assets are $50.0 million or more, if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-today responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. In addition, among other things, the legislation would establish presumptions for entities and transactions in jurisdictions deemed to be “offshore secrecy jurisdictions” and would provide a list of such jurisdictions. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.

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

•

risks due to our dependence on a few insurance and reinsurance brokers for a large portion of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers, a trend which we believe has been accelerated by the merger of AON Corporation and Benfield Group Limited during November 2008 and the acquisition by Guy Carpenter & Company, LLC of John B. Collins Associates, Inc., during March 2009;

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

•

risks relating to deterioration in the investment markets and economic conditions which could adversely affect our net investment income and lead to investment losses, particularly with respect to our illiquid investments in asset classes experiencing significant volatility;

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

We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; credit risk; energy and weather-related risk; and equity price risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K for the fiscal year ended December 31, 2008 for additional information related to the Company’s exposure to these risks.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

In March 2009, we entered into an agreement with James N. Stanard, our former Chairman and Chief Executive Officer, pursuant to which all of the outstanding options formerly held by Mr. Stanard under the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan have been cancelled. In addition, Mr. Stanard has agreed, among other things, not to seek reimbursement from the Company for any legal fees and expenses incurred by him subsequent to January 27, 2009 in connection with the SEC enforcement action against him and in connection with certain other matters. In consideration of the foregoing and the other covenants and provisions of the agreement and pursuant to its terms, the Company principally agreed, among other things, not to seek recoupment of any legal fees and expenses incurred by Mr. Stanard prior to January 28, 2009 and reimbursed by us, and to undertake certain defense and indemnification obligations in respect of moneys previously advanced to Mr. Stanard in connection with these matters. For further information about the SEC enforcement action, please see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 20, 2008, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. During the three months ended March 31, 2009, no shares were repurchased under this program. The repurchases reflected below during the three months ended March 31, 2009 exclusively represent withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$382.4
January 1 - 31, 2009	1,619	$50.25	1,619	$50.25	—	$—	—
February 1 - 28, 2009	1,585	$44.14	1,585	$44.14	—	$—	—
March 1 - 31, 2009	44,502	$47.19	44,502	$47.19	—	$—	—

Total	47,706	$47.19	47,706	$47.19	—	$—	$382.4

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

On April 30, 2009, the Company received approval from Lloyd’s to establish a new syndicate at Lloyd’s, known as RenaissanceRe Syndicate 1458. The Syndicate will commence operations in May 2009 underwriting business incepting on or after June 1, 2009, and the Syndicate’s capacity for 2009 is £70.3 million. Coverage to be underwritten will include commercial property and specialty lines. The Syndicate will provide the Company with access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe is partnering with Spectrum Syndicate Management Ltd., who will be the managing agent of the Syndicate. Funds at Lloyd’s will be provided by a sole corporate member wholly-owned by RenaissanceRe.

On April 29, 2009, Renaissance Reinsurance entered into a Reimbursement Agreement and a Pledge Agreement with CEP. The Reimbursement Agreement provides for the issuance and renewal of letters of credit by CEP from time to time in its sole discretion, which will be used to support business written by the newly formed RenaissanceRe Syndicate 1458, described above. Letter of credit fees will be payable pursuant to the terms of the Reimbursement Agreement. Two letters of credit in the amount of $109,500,000 and £25,000,000, respectively, were issued by CEP on April 29, 2009, having an expiration date of December 31, 2013. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge and maintain certain securities with a collateral value equal to 75% of the aggregate amount of the then outstanding letters of credit. In respect of the 25% unsecured portion, Renaissance Reinsurance is required to comply with certain financial covenants, including maintaining a certain minimum financial strength rating, minimum net worth, and a maximum consolidated debt to capital ratio for the consolidated group. In the event Renaissance Reinsurance is unable to satisfy any of these financial covenants, it will be required to pledge additional collateral in respect of the unsecured portion. The foregoing descriptions of the Reimbursement Agreement and Pledge Agreement are qualified in their entirety by reference to copies of the Reimbursement Agreement and Pledge Agreement, which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.6 and 10.7, respectively, and incorporated herein by reference.

Item 6 — Exhibits

a.	Exhibits:

10.1	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.

10.2	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.

10.3	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan.

10.4	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on February 25, 2009).

10.5	Third Amended and Restated Credit Agreement, dated as of April 9, 2009, by and among RenaissanceRe Holdings Ltd., various financial institutions parties thereto as lenders, Bank of America, N.A., as LC Issuer and Administrative Agent for the Lenders, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, the Bank of New York Mellon and Wachovia Bank, National Association, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 14, 2009).

10.6	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC.

10.7	Pledge Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Fred R. Donner, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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

Date: April 30, 2009