Form 10-Q
period 2009-06-30
RENAISSANCERE HOLDINGS LTD
filed 2009-07-29
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of July 23, 2009 was 62,321,217.

Total number of pages in this report: 72

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $4,213,122 and $2,916,991 at June 30, 2009 and December 31, 2008, respectively)	$4,230,443	$2,996,885
Short term investments, at fair value	1,074,469	2,172,343
Other investments, at fair value	779,416	773,475
Investments in other ventures, under equity method	91,677	99,879

Total investments	6,176,005	6,042,582
Cash and cash equivalents	209,933	274,692
Premiums receivable	1,071,666	565,630
Ceded reinsurance balances	250,225	88,019
Losses recoverable	266,993	299,534
Accrued investment income	29,209	26,614
Deferred acquisition costs	114,836	81,904
Receivable for investments sold	332,763	236,485
Other secured assets	76,509	76,424
Other assets	206,455	217,986
Goodwill and other intangibles	70,843	74,181

Total assets	$8,805,437	$7,984,051

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,938,295	$2,160,612
Reserve for unearned premiums	1,069,082	510,235
Debt	450,000	450,000
Reinsurance balances payable	499,437	315,401
Payable for investments purchased	468,329	378,111
Other secured liabilities	77,420	77,420
Other liabilities	198,710	290,998

Total liabilities	4,701,273	4,182,777

Commitments and Contingencies

Redeemable noncontrolling interest - DaVinciRe	700,562	768,531

Shareholders’ Equity
Preference shares	650,000	650,000
Common shares	62,345	61,503
Additional paid-in capital	18,600	—
Accumulated other comprehensive income	12,065	75,387
Retained earnings	2,660,592	2,245,853

Total shareholders’ equity	3,403,602	3,032,743

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$8,805,437	$7,984,051

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2009 and 2008

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues
Gross premiums written	$855,172	$807,575	$1,453,473	$1,334,613

Net premiums written	$631,370	$614,022	$1,078,206	$1,017,138
Increase in unearned premiums	(251,553)	(237,449)	(396,641)	(331,651)

Net premiums earned	379,817	376,573	681,565	685,487
Net investment income	114,293	38,685	156,419	91,188
Net foreign exchange (losses) gains	(4,162)	(231)	(14,317)	4,705
Equity in earnings of other ventures	5,432	4,872	7,168	11,122
Other (loss) income	(3,656)	(24)	(18,451)	7,988
Net realized gains on investments	18,889	2,412	41,015	17,124
Total other-than-temporary impairments	(5,289)	(26,573)	(24,311)	(51,955)
Portion recognized in other comprehensive income, before taxes	3,456	—	3,456	—

Net other-than-temporary impairments	(1,833)	(26,573)	(20,855)	(51,955)

Total revenues	508,780	395,714	832,544	765,659

Expenses
Net claims and claim expenses incurred	66,823	114,217	153,020	196,373
Acquisition expenses	52,495	53,613	97,099	100,041
Operational expenses	46,865	33,494	86,622	63,607
Corporate expenses	6,339	7,111	12,927	15,814
Interest expense	4,200	5,937	8,336	12,741

Total expenses	176,722	214,372	358,004	388,576

Income before taxes	332,058	181,342	474,540	377,083
Income tax (expense) benefit	(652)	6,295	200	(1,391)

Net income	331,406	187,637	474,740	375,692
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(49,652)	(41,341)	(85,127)	(81,656)

Net income attributable to RenaissanceRe	281,754	146,296	389,613	294,036
Dividends on preference shares	(10,575)	(10,575)	(21,150)	(21,150)

Net income available to RenaissanceRe common shareholders	$271,179	$135,721	$368,463	$272,886

Net income available to RenaissanceRe common shareholders per common share - basic	$4.35	$2.16	$5.94	$4.25

Net income available to RenaissanceRe common shareholders per common share - diluted	$4.32	$2.13	$5.90	$4.18

Dividends per common share	$0.24	$0.23	$0.48	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2009 and 2008

(in thousands of United States Dollars)

(Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
Preference shares
Balance - January 1	$650,000	$650,000
Repurchase of shares	—	—

Balance - June 30	650,000	650,000

Common shares
Balance - January 1	61,503	68,920
Repurchase of shares	—	(6,435)
Exercise of options and issuance of restricted stock and awards	842	377

Balance - June 30	62,345	62,862

Additional paid-in capital
Balance - January 1	—	107,867
Repurchase of shares	—	(121,841)
Reduction in redeemable noncontrolling interest - DaVinciRe	3,505	—
Exercise of options and issuance of restricted stock and awards	15,095	13,974

Balance - June 30	18,600	—

Accumulated other comprehensive income
Balance - January 1	75,387	44,719
Cumulative effect of change in accounting principle, net of taxes (1)	(76,198)	—
Change in net unrealized gains (losses) on investments	16,332	(9,157)
Portion of other-than-temporary impairments recognized in other comprehensive income	(3,456)	—

Balance - June 30	12,065	35,562

Retained earnings
Balance - January 1	2,245,853	2,605,997
Cumulative effect of change in accounting principle, net of taxes (1)	76,198	—
Net income	474,740	375,692
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(85,127)	(81,656)
Repurchase of shares	—	(224,300)
Dividends on common shares	(29,922)	(29,574)
Dividends on preference shares	(21,150)	(21,150)

Balance - June 30	2,660,592	2,625,009

Total Shareholders’ Equity	$3,403,602	$3,373,433

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, as a result of the adoption of Financial Accounting Standards Board Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2”).

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2009 and 2008

(in thousands of United States Dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Comprehensive income
Net income	$331,406	$187,637	$474,740	$375,692
Other comprehensive income, net of tax
Net unrealized holding gains (losses) arising during the period	22,294	(35,493)	15,922	(11,562)
Portion of other-than-temporary impairments recognized in other comprehensive income	(3,456)	—	(3,456)	—

Comprehensive income	350,244	152,144	487,206	364,130
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(49,652)	(41,341)	(85,127)	(81,656)
Other comprehensive loss (income) attributable to redeemable noncontrolling interest - DaVinciRe	(105)	5,692	410	2,405

Comprehensive income attributable to redeemable noncontrolling interest - DaVinciRe	(49,757)	(35,649)	(84,717)	(79,251)

Comprehensive income attributable to RenaissanceRe	$300,487	$116,495	$402,489	$284,879

Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during the period	$39,245	$(53,962)	$36,492	$(43,988)
Net realized (gains) losses and net other-than-temporary impairments included in net income	(17,056)	24,161	(20,160)	34,831

Change in net unrealized gains (losses) on investments	$22,189	$(29,801)	$16,332	$(9,157)

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(in thousands of United States dollars)

(Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
Cash flows provided by operating activities

Net income	$474,740	$375,692

Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	(1,604)	(535)
Net realized gains on investments	(41,015)	(17,124)
Net other-than-temporary impairments	20,855	51,955
Equity in undistributed earnings of other ventures	4,619	6,030
Net unrealized (gains) losses included in net investment income	(52,283)	49,756
Net unrealized losses included in other (loss) income	6,263	7,227
Change in:
Premiums receivable	(506,036)	(490,880)
Ceded reinsurance balances	(162,206)	(98,972)
Deferred acquisition costs	(32,932)	(30,107)
Reserve for claims and claim expenses, net	(189,776)	(27,207)
Reserve for unearned premiums	558,847	430,623
Reinsurance balances payable	184,036	133,345
Other	(52,048)	(12,867)

Net cash provided by operating activities	211,460	376,936

Cash flows provided by investing activities

Proceeds from sales and maturities of investments available for sale	4,390,895	5,971,872
Purchases of investments available for sale	(5,585,341)	(6,115,709)
Net sales of short term investments	1,097,874	420,665
Net sales (purchases) of other investments	46,342	(163,356)
Net purchases of investments in other ventures	—	(19,350)
Purchase of other assets	(1,157)	—
Net purchase of subsidiary	—	(76,631)

Net cash (used in) provided by investing activities	(51,387)	17,491

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(29,922)	(29,574)
Dividends paid - preference shares	(21,150)	(21,150)
RenaissanceRe common share repurchase	—	(352,576)
DaVinciRe share repurchase	—	(100,000)
Third party DaVinciRe share transactions	(123,718)	43,549
Reverse repurchase agreement	(50,042)	—
Net repayment of debt	—	(1,951)

Net cash used in financing activities	(224,832)	(461,702)

Net decrease in cash and cash equivalents	(64,759)	(67,275)

Cash and cash equivalents, beginning of period	274,692	330,226

Cash and cash equivalents, end of period	$209,933	$262,951

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars) (Unaudited)

1.	The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses; losses recoverable, including allowances for losses recoverable deemed uncollectible; estimates of written and earned premiums; the fair value of investments and financial instruments, including derivative instruments; premiums and other accounts receivable, including allowances for amounts deemed uncollectible; and estimates relating to the Company’s deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. RenaissanceRe Holdings Ltd. and Subsidiaries include the following principal entities:

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

•

The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of RenRe Insurance Holdings Ltd. (“RenRe Insurance”), formerly known as Glencoe Group Holdings Ltd. These operating subsidiaries principally include Stonington Insurance Company (“Stonington”), which writes business in the United States on an admitted basis, and Glencoe Insurance Ltd. (“Glencoe”) and Lantana Insurance Ltd. (“Lantana”), which write business in the United States on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis. The Individual Risk operations also include the results of Agro National Inc. (“Agro National”), a managing general underwriter of multi-peril crop insurance.

•

RenaissanceRe Syndicate 1458 (“Syndicate 1458”), the Company’s Lloyd’s syndicate, which was licensed to start writing certain lines of insurance and reinsurance business effective June 1, 2009. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of the Company, is Syndicate 1458’s sole corporate member.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

2.	The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers generally in excess of various retentions or on a proportional basis. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $213.1 million and $218.5 million for the six months ended June 30, 2009 and 2008, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred for the six months ended June 30, 2009 were $65.1 million compared to $38.1 million for the six months ended June 30, 2008.

3.	Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008:

Three months ended June 30,	2009	2008
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$271,179	$135,721
Amount allocated to participating common shareholders (1)	(6,007)	(1,854)

	$265,172	$133,867

Denominator:
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	60,962,914	62,921,007

Per common share equivalents of employee stock options and restricted shares	358,763	956,561

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	61,321,677	63,877,568

Basic income per RenaissanceRe common share	$4.35	$2.16

Diluted income per RenaissanceRe common share	$4.32	$2.13

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

Six months ended June 30,	2009	2008
(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$368,463	$272,886
Amount allocated to participating common shareholders (1)	(7,424)	(5,224)

	$361,039	$267,662

Denominator:
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	60,798,735	64,224,453

Per common share equivalents of employee stock options and restricted shares	356,508	1,115,850

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	61,155,243	65,340,303

Basic income per RenaissanceRe common share	$5.94	$4.25

Diluted income per RenaissanceRe common share	$5.90	$4.18

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

4.	The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.24 per common share to shareholders of record on each of March 13, 2009 and June 15, 2009.

On May 20, 2008, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million, of which $382.4 million remained available at July 23, 2009. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company did not repurchase any shares during the six months ended June 30, 2009 under its authorized share repurchase program. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of RenaissanceRe. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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

The Company’s financial results relating to the operating subsidiaries managed by the ventures unit include the financial results of Weather Predict Inc., Weather Predict Consulting Inc., RenRe Energy Advisors Ltd. (“REAL”), formerly known as RenRe Investment Managers Ltd., and Renaissance Trading Ltd. (“Renaissance Trading”) and are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are its investments in other ventures, including Top Layer Re, Tower Hill Holdings Inc. (“Tower Hill”), Tower Hill Insurance Group, LLC, Tower Hill Claims Services, LLC and Tower Hill Claims Management LLC (collectively the “Tower Hill Companies”) and Platinum Underwriters Holdings Ltd. (“Platinum”).

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses for the three and six months ended June 30, 2009 and 2008 is as follows:

Three months ended June 30, 2009	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$555,632	$298,731	$809	$—	$855,172

Net premiums written	$394,981	$236,389		—	$631,370

Net premiums earned	$227,912	$151,905		—	$379,817
Net claims and claim expenses incurred	(40,789)	107,612		—	66,823
Acquisition expenses	21,136	31,359		—	52,495
Operational expenses	35,189	11,676		—	46,865

Underwriting income	$212,376	$1,258		—	213,634

Net investment income				114,293	114,293
Equity in earnings of other ventures				5,432	5,432
Other loss				(3,656)	(3,656)
Interest and preference share dividends				(14,775)	(14,775)
Redeemable noncontrolling interest - DaVinciRe				(49,652)	(49,652)
Other items, net				(11,153)	(11,153)
Net realized gains on investments				18,889	18,889
Net other-than-temporary impairments				(1,833)	(1,833)

Net income available to RenaissanceRe common shareholders				$57,545	$271,179

Net claims and claim expenses incurred - current accident year	$55,575	$117,465			$173,040
Net claims and claim expenses incurred - prior accident years	(96,364)	(9,853)			(106,217)

Net claims and claim expenses incurred - total	$(40,789)	$107,612			$66,823

Net claims and claim expense ratio - current accident year	24.4%	77.3%			45.6%
Net claims and claim expense ratio - prior accident years	(42.3%)	(6.5%)			(28.0%)

Net claims and claim expense ratio - calendar year	(17.9%)	70.8%			17.6%
Underwriting expense ratio	24.7%	28.4%			26.2%

Combined ratio	6.8%	99.2%			43.8%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Three months ended June 30, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$487,793	$314,845	$4,937	$—	$807,575

Net premiums written	$353,187	$260,835		—	$614,022

Net premiums earned	$226,286	$150,287		—	$376,573
Net claims and claim expenses incurred	20,120	94,097		—	114,217
Acquisition expenses	25,511	28,102		—	53,613
Operational expenses	22,756	10,738		—	33,494

Underwriting income	$157,899	$17,350		—	175,249

Net investment income				38,685	38,685
Equity in earnings of other ventures				4,872	4,872
Other loss				(24)	(24)
Interest and preference share dividends				(16,512)	(16,512)
Redeemable noncontrolling interest - DaVinciRe				(41,341)	(41,341)
Other items, net				(1,047)	(1,047)
Net realized gains on investments				2,412	2,412
Net other-than-temporary impairments				(26,573)	(26,573)

Net income available to RenaissanceRe common shareholders				$(39,528)	$135,721

Net claims and claim expenses incurred - current accident year	$57,861	$105,926			$163,787
Net claims and claim expenses incurred - prior accident years	(37,741)	(11,829)			(49,570)

Net claims and claim expenses incurred - total	$20,120	$94,097			$114,217

Net claims and claim expense ratio - current accident year	25.6%	70.5%			43.5%
Net claims and claim expense ratio - prior accident years	(16.7%)	(7.9%)			(13.2%)

Net claims and claim expense ratio - calendar year	8.9%	62.6%			30.3%
Underwriting expense ratio	21.3%	25.9%			23.2%

Combined ratio	30.2%	88.5%			53.5%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Six months ended June 30, 2009	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,088,548	$363,880	$1,045	$—	$1,453,473

Net premiums written	$809,768	$268,438		—	$1,078,206

Net premiums earned	$453,883	$227,682		—	$681,565
Net claims and claim expenses incurred	(24,218)	177,238		—	153,020
Acquisition expenses	40,157	56,942		—	97,099
Operational expenses	64,304	22,318		—	86,622

Underwriting income (loss)	$373,640	$(28,816)		—	344,824

Net investment income				156,419	156,419
Equity in earnings of other ventures				7,168	7,168
Other loss				(18,451)	(18,451)
Interest and preference share dividends				(29,486)	(29,486)
Redeemable noncontrolling interest - DaVinciRe				(85,127)	(85,127)
Other items, net				(27,044)	(27,044)
Net realized gains on investments				41,015	41,015
Net other-than-temporary impairments				(20,855)	(20,855)

Net income available to RenaissanceRe common shareholders				$23,639	$368,463

Net claims and claim expenses incurred - current accident year	$96,881	$155,094			$251,975
Net claims and claim expenses incurred - prior accident years	(121,099)	22,144			(98,955)

Net claims and claim expenses incurred - total	$(24,218)	$177,238			$153,020

Net claims and claim expense ratio - current accident year	21.3%	68.1%			37.0%
Net claims and claim expense ratio - prior accident years	(26.6%)	9.7%			(14.5%)

Net claims and claim expense ratio - calendar year	(5.3%)	77.8%			22.5%
Underwriting expense ratio	23.0%	34.9%			26.9%

Combined ratio	17.7%	112.7%			49.4%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Six months ended June 30, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$931,521	$395,666	$7,426	$—	$1,334,613

Net premiums written	$696,107	$321,031		—	$1,017,138

Net premiums earned	$458,513	$226,974		—	$685,487
Net claims and claim expenses incurred	67,189	129,184		—	196,373
Acquisition expenses	44,026	56,015		—	100,041
Operational expenses	43,895	19,712		—	63,607

Underwriting income	$303,403	$22,063		—	325,466

Net investment income				91,188	91,188
Equity in earnings of other ventures				11,122	11,122
Other income				7,988	7,988
Interest and preference share dividends				(33,891)	(33,891)
Redeemable noncontrolling interest - DaVinciRe				(81,656)	(81,656)
Other items, net				(12,500)	(12,500)
Net realized gains on investments				17,124	17,124
Net other-than-temporary impairments				(51,955)	(51,955)

Net income available to RenaissanceRe common shareholders				$(52,580)	$272,886

Net claims and claim expenses incurred - current accident year	$128,437	$162,591			$291,028
Net claims and claim expenses incurred - prior accident years	(61,248)	(33,407)			(94,655)

Net claims and claim expenses incurred - total	$67,189	$129,184			$196,373

Net claims and claim expense ratio - current accident year	28.0%	71.6%			42.5%
Net claims and claim expense ratio - prior accident years	(13.3%)	(14.7%)			(13.9%)

Net claims and claim expense ratio - calendar year	14.7%	56.9%			28.6%
Underwriting expense ratio	19.1%	33.4%			23.9%

Combined ratio	33.8%	90.3%			52.5%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

6.	Investment Related Accounting Pronouncements Adopted During the Second Quarter of 2009

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Statements (“FAS 107-1”) which extends the disclosure requirements regarding the fair value of financial instruments under FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”), to interim financial statements of publicly traded companies. FAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FAS 107-1 effective for its interim period ended June 30, 2009. The adoption of FAS 107-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FAS 157-4”). FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Under FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FAS 157-4 also amended FAS 157 to expand certain disclosure requirements. FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FAS 157-4 effective for its interim period ending June 30, 2009. The adoption of FAS 157-4 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Additionally, in April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2”). FAS 115-2 requires the Company to evaluate all of its fixed maturity securities available for sale that are considered impaired at each balance sheet date. A security is considered impaired if the fair value of the security is less than its amortized cost basis at the measurement date. Before the adoption of FAS 115-2, the Company was required to recognize other-than-temporary impairments in earnings if the Company could not assert that it had the ability and intent to hold its securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with Staff Accounting Bulletin (“SAB”) Topic 5M, Other than Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB Topic 5M”), and other authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date.

In accordance with FAS 115-2, the Company now recognizes other-than-temporary impairments in earnings for its impaired fixed maturity securities available for sale (i) for which the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery and (iii) for those securities which have a credit loss. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. In instances in which a determination is made that a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. In periods after the recognition of other-than-temporary impairments on the Company’s fixed maturity securities available for sale, the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. For debt securities in which other-than-temporary impairments were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be amortized into net investment income. FAS 115-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is applied to existing and new investments held by the Company as of the beginning of the period in which it is adopted. The Company adopted FAS 115-2 effective April 1, 2009.

Upon adoption of FAS 115-2 on April 1, 2009, the Company recognized a cumulative effect adjustment in retained earnings from accumulated other comprehensive income to reclassify other-than-temporary impairments previously taken under the former authoritative accounting guidance for securities held as of April 1, 2009, relating to other-than-temporary impairments that do not qualify as such under FAS 115-2. In accordance with FAS 115-2, the Company determined that of the $117.8 million in other-than-temporary impairments previously recorded in earnings on fixed maturity investments available for sale held as of April 1, 2009, $76.2 million (net of tax) of these impairments are not considered other-than-temporary impairments under FAS 115-2. As a result, the Company increased the amortized cost basis of these fixed maturity investments available for sale by $76.6 million, resulting in a $76.2 million (net of tax) decrease in accumulated other comprehensive income and a $76.2 million (net of tax) increase in retained earnings. The cumulative effect adjustment had no net effect on the Company’s shareholders’ equity or previously reported net income (loss). Of the $41.6 million difference between the $117.8 million of other-than-temporary impairments previously recorded in earnings and the $76.2 million cumulative effect adjustment, $20.6 million represents other-than-temporary impairments due to the Company’s intent to sell these securities and as of April 1, 2009, $21.0 million represents other-than-temporary impairments due to credit losses.

For the three months ended June 30, 2009, the Company recorded $5.3 million of total other-than-temporary impairments of which $1.8 million was recognized in earnings, with the remaining $3.5 million related to all other factors recorded as a component of other comprehensive income. Of the $1.8 million of net other-than-temporary impairments recognized in earnings for the three months ended June 30, 2009, $1.6 million relates to credit losses and $0.2 million relates to the Company’s intent to sell securities as of June 30, 2009.

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and other-than-temporary impairments of fixed maturity investments available for sale at June 30, 2009 and December 31, 2008:

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
At June 30, 2009	Amortized Cost	Gross Unrealized Gains	Non-Other-Than- Temporary Impairment Unrealized Losses	Other-Than- Temporary Impairment Unrealized Losses	Fair Value
(in thousands of U.S. dollars)
U.S. Treasuries	$299,300	$2,204	$(983)	$—	$300,521
Agencies	681,900	1,902	(3,803)	—	679,999
Non-U.S. government	94,365	4,629	(607)	(5)	98,382
FDIC guaranteed corporate	809,743	3,207	(441)	—	812,509
Non-U.S. government-backed corporate	142,525	1,255	(496)	—	143,284
Corporate	726,114	23,872	(7,220)	(1,471)	741,295
Agency mortgage-backed securities	1,056,022	16,375	(2,776)	—	1,069,621
Non-agency mortgage-backed securities	53,054	622	(2,371)	(1,715)	49,590
Commercial mortgage-backed securities	217,382	1,030	(14,137)	—	204,275
Asset-backed	132,717	1,622	(3,107)	(265)	130,967

Total	$4,213,122	$56,718	$(35,941)	$(3,456)	$4,230,443

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
At December 31, 2008	Amortized Cost	Gross Unrealized Gains	Non-Other Than Temporary Impairment Unrealized Losses	Other Than Temporary Impairment Unrealized Losses	Fair Value
(in thousands of U.S. dollars)
U.S. Treasuries	$462,489	$4,991	$—	$—	$467,480
Agencies	431,527	16,994	—	—	448,521
Non-U.S. government	51,904	3,466	—	—	55,370
FDIC guaranteed corporate	202,064	5,329	—	—	207,393
Non-U.S. government-backed corporate	2,903	627	—	—	3,530
Corporate	515,955	22,020	—	—	537,975
Agency mortgage-backed securities	731,679	25,223	—	—	756,902
Non-agency mortgage-backed securities	98,104	568	—	—	98,672
Commercial mortgage-backed securities	254,373	647	—	—	255,020
Asset-backed	165,993	29	—	—	166,022

Total	$2,916,991	$79,894	$—	$—	$2,996,885

Contractual maturities of fixed maturity investments available for sale are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2009	Amortized Cost	Fair Value
(in thousands of U.S. dollars)
Due in less than one year	$135,246	$136,859
Due after one through five years	2,279,478	2,292,095
Due after five through ten years	265,745	271,697
Due after ten years	73,478	75,339
Mortgage-backed	1,326,458	1,323,486
Asset-backed	132,717	130,967

Total	$4,213,122	$4,230,443

The components of net investment income are as follows:

Three months ended June 30,	2009	2008
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$40,007	$46,308
Short term investments	2,741	12,054
Other investments
Hedge funds and private equity investments	12,327	(29,395)
Other	61,740	11,863
Cash and cash equivalents	157	1,042

	116,972	41,872
Investment expenses	(2,679)	(3,187)

Net investment income	$114,293	$38,685

Six months ended June 30,	2009	2008
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$79,134	$95,843
Short term investments	5,812	31,134
Other investments
Hedge funds and private equity investments	(7,414)	(31,335)
Other	83,561	(2,578)
Cash and cash equivalents	530	3,944

	161,623	97,008
Investment expenses	(5,204)	(5,820)

Net investment income	$156,419	$91,188

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The analysis of realized gains and net other-than-temporary impairments is as follows:

Three months ended June 30,	2009	2008
(in thousands of U.S. dollars)
Gross realized gains	$33,213	$18,606
Gross realized losses	(14,324)	(16,194)

Net realized gains on investments	$18,889	$2,412

Gross other than temporary impairments	(5,289)	(26,573)
Portion recognized in other comprehensive income	3,456	—

Net other than temporary impairments recognized in earnings	$(1,833)	$(26,573)

Six months ended June 30,	2009	2008
(in thousands of U.S. dollars)
Gross realized gains	$64,636	$38,878
Gross realized losses	(23,621)	(21,754)

Net realized gains on investments	$41,015	$17,124

Total other-than-temporary impairments	(24,311)	(51,955)
Portion recognized in other comprehensive income, before taxes	3,456	—

Net other-than-temporary impairments	$(20,855)	$(51,955)

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position. Prior to the adoption of FAS 115-2, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
U.S. Treasuries	$160,532	$(983)	$—	$—	$160,532	$(983)
Agencies	522,743	(3,804)	—	—	522,743	(3,804)
Non-U.S. government	28,788	(483)	1,552	(129)	30,340	(612)
FDIC guaranteed corporate	217,566	(440)	—	—	217,566	(440)
Non-U.S. government-backed corporate	44,760	(496)	—		44,760	(496)
Corporate	169,461	(4,232)	53,597	(4,458)	223,058	(8,690)
Agency mortgage-backed securities	91,066	(2,777)	—	—	91,066	(2,777)
Non-agency mortgage-backed securities	20,549	(1,001)	21,580	(3,084)	42,129	(4,085)
Commercial mortgage-backed securities	60,596	(2,753)	53,497	(11,385)	114,093	(14,138)
Asset-backed	26,426	(2,743)	17,341	(629)	43,767	(3,372)

Total	$1,342,487	$(19,712)	$147,567	$(19,685)	$1,490,054	$(39,397)

At June 30, 2009, the Company held 211 fixed maturity investments available for sale securities that were in an unrealized loss position.

The Company performed reviews of its investments for the three and six months ended June 30, 2009 and 2008, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance.

Pre-FAS 115-2 Other-Than-Temporary Impairment Process

Under the pre-FAS 115-2 guidance, which was in effect for the three months ended March 31, 2009 and the three and six months ended June 30, 2008, the Company assessed, on a quarterly basis, whether declines in the fair value of its fixed maturity investments available for sale represented impairments that were other-than-temporary based on several factors. The factors the Company considered in the assessment of a security included: (i) the time period during which there had been a significant decline below cost; (ii) the extent of the decline below cost; (iii) the Company’s intent and ability to hold the security; (iv) the potential for the security to recover in value; (v) an analysis of the financial condition of the issuer; and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company determined that there was an other-than-temporary decline in the fair value of the security, the cost of the security was written down to its fair value and the unrealized loss at the time of determination was reflected in the Company’s consolidated statements of operations.

The majority of the Company’s fixed maturity investments available for sale are managed by external investment managers in accordance with specific investment mandates and guidelines. The investment managers are directed to manage the Company’s investments to maximize total investment return in accordance with these investment mandates and guidelines. While the Company has adequate capital and liquidity to support its operations and to hold its fixed maturity investments available for sale which were in an unrealized loss position until they recover in value, the Company has not prohibited or restricted its investment managers from selling these investments and its investment managers actively traded the Company’s investments. The Company was therefore unable to represent or certify that it had the intent or ability to hold these investments until they recovered in value. As a consequence, under the pre-FAS 115-2 guidance the Company impaired essentially all of its fixed maturity investments available for sale that were in an unrealized loss position at each quarterly reporting date. For the three months ended March 31, 2009, the three months ended March 31, 2008 and the six months ended June 30, 2008, respectively, the Company recorded other-than-temporary impairments of $19.0 million, $25.4 million and $52.0 million, respectively. As of March 31, 2009, March 31, 2008 and June 30, 2008, respectively, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position.

FAS 115-2 Other-Than-Temporary Impairment Process

Upon the adoption of FAS 115-2, effective April 1, 2009, the Company changed its quarterly process for assessing whether declines in the fair value of its fixed maturity investments available for sale represented impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if the Company has the intent to sell the debt security or (ii) if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and (iii) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security.

In assessing the Company’s intent to sell securities, the Company discusses planned sales with its third party investment managers, reviews sales that have occurred shortly after the balance sheet date, and considers other qualitative factors that indicate the Company intends to sell its securities. For the three months ended June 30, 2009, the Company recognized $0.2 million of other-than-temporary impairments due to the Company’s intent to sell these securities as of June 30, 2009.

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended June 30, 2009, the Company recognized $nil of other-than-temporary impairments due to required sales.

In evaluating credit losses, the Company considers a variety of factors in the assessment of a security including: (i) the time period during which there has been a significant decline below cost; (ii) the extent of the decline below cost and par; (iii) the potential for the security to recover in value; (iv) an analysis of the financial condition of the issuer; (v) the rating of the issuer; (vi) the implied rating of the issuer based on an analysis of option adjusted spreads; (vii) the absolute level of the option adjusted spread for the issuer; and (viii) an analysis of the collateral structure and credit support of the security, if applicable.

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three months ended June 30, 2009, the Company recognized $1.6 million of credit related other-than-temporary impairments which were recognized in earnings and $3.5 million related to other factors which were recognized in other comprehensive income.

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income for the three months ended June 30, 2009:

(in thousands of U.S. dollars)
Balance - April 1, 2009	$10,620
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	3
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1,372
Reductions:
Securities sold during the period	—
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance - June 30, 2009	$11,995

7.	Fair Value Measurements

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At June 30, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$4,230,443	$300,521	$3,929,922	$—
Short term investments	1,074,469	—	1,074,469	—
Other investments	779,416	—	381,952	397,464
Other secured assets	76,509	—	76,509	—
Other assets and (liabilities) (1)	56,810	16,227	18,092	22,491

	$6,217,647	$316,748	$5,480,944	$419,955

(1)	Other assets of $16.9 million, $18.8 million and $43.5 million are included in Level 1, Level 2 and Level 3, respectively.

Other liabilities of $0.7 million, $0.7 million and $21.0 million are included in Level 1, Level 2 and Level 3, respectively.

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

The Company’s other investments include investments in hedge funds, catastrophe bonds, a non-U.S. dollar fixed income fund and a bank loan fund for which the Company can redeem a portion of its investment on a monthly basis, all of which are included in Level 2. In addition, the Company’s other investments include investments in private equity partnership investments and another bank loan fund, for which the Company’s investments are subject to lock-up provisions for the multi-year term of these fund investments, and as such these investments are included in Level 3. The majority of the Company’s other investments included in Level 2 use net asset valuations provided by the investment manager, third party administrator, recent financial information or available market data to estimate fair value. In certain cases, management’s judgment may also be required to estimate fair value. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to, and as a result, is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers. The Company’s investment in the bank loan fund which is subject to a multi-year lock up provision is valued using monthly net asset valuations received from the investment manager. The underlying investments in this bank loan fund are relatively liquid and prices can be obtained on a daily basis. However, the lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.

Below is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended June 30, 2009	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance — March 31	$363,575	$(4,859)	$358,716

Total unrealized gains (losses)
Included in net investment income	28,118	—	28,118
Included in other (loss) income	—	4,375	4,375

Total realized gains (losses)
Included in net investment income	—	—	—
Included in other (loss) income	—	(3,535)	(3,535)

Total foreign exchange (losses) gains	1,603	178	1,781

Net purchases, issuances, and settlements	4,168	26,332	30,500
Net transfers in and/or out of Level 3	—	—	—

Balance — June 30	$397,464	$22,491	$419,955

(1)	Other investments primarily include investments in private equity partnerships and a senior secured bank loan fund.
(2)	Balance at June 30, 2009, includes $30.1 million of other assets and $7.7 million of other liabilities.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six months ended June, 2009	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance — January 1	$382,080	$(42,512)	$339,568

Total unrealized gains (losses)
Included in net investment income	(529)	—	(529)
Included in other (loss) income	—	24,690	24,690

Total realized gains (losses)
Included in net investment income	—	—	—
Included in other (loss) income	—	(22,581)	(22,581)

Total foreign exchange (losses) gains	(380)	249	(131)

Net purchases, issuances, and settlements	16,293	62,645	78,938
Net transfers in and/or out of Level 3	—	—	—

Balance — June 30	$397,464	$22,491	$419,955

(1)	Other investments primarily include investments in private equity partnerships and a senior secured bank loan fund.
(2)	Balance at June 30, 2009, includes $30.1 million of other assets and $7.7 million of other liabilities.

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities under FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Below is a summary of the balances the Company has elected to account for under FAS 159:

(in thousands of U.S. dollars)	June 30, 2009	December 31, 2008
Other investments	$779,416	$773,475

Other secured assets	76,509	76,424

Other assets and (liabilities) (1)	$16,624	$(11,209)

(1)	Balance at June 30, 2009 includes $24.3 million of other assets and $7.7 million of other liabilities.

Balance at December 31, 2008 includes $2.8 million of other assets and $14.0 million of other liabilities.

Included in net investment income for the three and six months ended June 30, 2009 is $69.3 million and $52.3 million, respectively, of net unrealized gains related to the changes in fair value of other investments. Net unrealized gains related to the changes in the fair value of other secured assets and other assets and liabilities recorded in other (loss) income was $0.2 million and $8 thousand, respectively, for the three months ended June 30, 2009, and $0.1 million and $0.1 million, respectively, for the six months ended June 30, 2009.

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $24.3 million and $1.5 million, respectively, at June 30, 2009. During the three and six months ended June 30, 2009, the Company recorded losses of $6.5 million and $7.4 million, respectively, which are included in other loss and represents net settlements and changes in the fair value of these contracts.

Senior Notes

In January 2003, the Company issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. At June 30, 2009, the fair value of the 5.875% Senior Notes was $96.3 million, compared to $93.3 million at December 31, 2008.

8.	Business Combinations and Noncontrolling Interest in Consolidated Financial Statements

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

FAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The primary objectives of FAS 160, among other items, are to clearly identify, label and present the ownership interests in subsidiaries held by parties other than the parent on the face of the financial statements, provide guidance when dealing with changes in parent’s ownership and provide guidance when a subsidiary is deconsolidated. Specifically, the Company is impacted by the disclosure and presentation requirements of ARB 51, paragraphs 26 and 38, as amended by FAS 160. FAS 160 became effective for the Company on January 1, 2009. FAS 160 is to be applied prospectively as of the beginning of the fiscal year, January 1, 2009, except the presentation and disclosures shall be applied retrospectively for all periods presented.

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

The activity in the Company’s redeemable noncontrolling interest – DaVinciRe is detailed in the table below for the three and six months ended June 30, 2009:

Three months ended June 30, 2009	Redeemable noncontrolling interest - DaVinciRe
(in thousands of U.S. dollars)
Balance - April 1, 2009	$650,763
Cumulative effect of change in accounting principle, net of taxes (1)	42
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	49,652
Other comprehensive income attributable to noncontrolling interest	105

Balance - June 30, 2009	$700,562

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, as a result of the adoption of FAS 115-2.

Six months ended June 30, 2009	Redeemable noncontrolling interest - DaVinciRe
(in thousands of U.S. dollars)
Balance - January 1, 2009	$768,531
Cumulative effect of change in accounting principle, net of taxes (1)	42
Purchase of shares from redeemable noncontrolling interest	(152,728)
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	85,127
Other comprehensive income attributable to noncontrolling interest	(410)

Balance - June 30, 2009	$700,562

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, as a result of the adoption of FAS 115-2.

In addition to the amendments to ARB 51, FAS 160 amends FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”) so that earnings per share data will continue to be calculated based on amounts attributable to the Company, both before and after the adoption of FAS 160.

9.	Disclosures about Derivative Instruments and Hedging Activities

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

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments available for sale to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At June 30, 2009, the Company had $1.9 billion of notional long positions and $nil of notional short positions of primarily Eurodollar futures contracts, and more modest positions in U.S. Treasury and non-U.S. dollar futures contracts. The fair value of these derivatives as recognized in other assets and liabilities in its consolidated balance sheet at June 30, 2009, was $nil and $0.4 million, respectively. For the three and six months ended June 30, 2009, the Company recorded losses of $2.9 million and $1.6 million, respectively, in its consolidated statement of operations related to these derivatives. The fair value of these derivatives is determined using exchange traded prices.

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

Underwriting Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At June 30, 2009, the total notional amount in United States dollars of the Company’s underwriting related foreign currency contracts was $40.0 million. For the three and six months ended June 30, 2009, the Company generated a gain of $3.1 million and $1.7 million, respectively, on its foreign currency forward and option contracts related to its underwriting operations.

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in its consolidated statements of operations. At June 30, 2009, the Company had outstanding investment portfolio related foreign currency contracts of $224.9 million in short positions and $100.9 million in long positions, denominated in U.S. dollars. For the three and six months ended June 30, 2009, the Company recorded a loss of $7.5 million and $3.2 million, respectively, related to its foreign currency forward contracts entered into to seek to economically hedge the Company’s non-U.S. dollar investments.

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments available for sale, short term investments, premiums receivable and ceded reinsurance balances. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. The fair value of these credit derivatives, as recognized in other liabilities in the Company’s balance sheet, at June 30, 2009 was $0.8 million. During the three and six months ended June 30, 2009, the Company recorded a loss of $0.5 million and a gain of $0.1 million, respectively, which are included in other (loss) income and represents net settlements and changes in the fair value of these credit derivatives.

Energy and Weather-Related Derivatives

The Company, through Renaissance Trading, sells certain derivative financial products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy, commodities, weather, other natural phenomena, or products or indices linked in part to such phenomena, such as heating and cooling degree days, precipitation, energy production and prices, and commodities. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $35.3 million and $13.7 million, respectively, at June 30, 2009. During the three and six months ended June 30, 2009, the Company generated income related to these derivatives of $9.7 million and $17.2 million, respectively, which is included in other (loss) income and represents net settlements and changes in the fair value of these contracts. Any realized gains or losses are included in the calculation. Generally, the Company’s current portfolio of such derivative contracts are of comparably short duration and in particular are frequently seasonal in nature. It is possible the duration of derivative contracts in this portfolio will lengthen in the future.

At June 30, 2009, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

Trading activity	Quantity (1)	Unit of measurement
Weather	947,200	$ per Degree Day
Weather	127,000	£ per Degree Day
Heating oil	154,132,525	Gallons
Natural gas	6,626,056	One million British thermal units (“MMBTUs”)
Crude oil	14,700,000	Barrels
Power	232,648	Megawatts per hour (“MWhr”)
Precipitation	2,000,000	$ (single contract)

(1)	Represents the sum of gross long and gross short derivative contracts.

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

The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. The expected value of the risk factors in the Company’s portfolio are generally obtained from exchange-traded futures markets. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on the Company’s estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. Management then estimates the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes is realized. The 99th percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming normal distribution of market risk factors, (ii) future movements in market risk factors follow estimated historical movements, and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. The Company expects that, for any given period, its actual results will differ from its assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR.

At June 30, 2009, the estimated VaR for the Company’s portfolio of energy and weather-related derivatives, as described above, calculated at a 99% confidence level, was $28.2 million. The average, low and high amounts calculated by the Company’s VaR analysis during the six months ended June 30, 2009 were $15.6 million, $0.1 million and $41.7 million, respectively.

Platinum Warrant

The Company holds a warrant, which expires on October 30, 2012, to purchase up to 2.5 million common shares of Platinum Underwriters Holding Ltd. (“Platinum”) for $27.00 per share. The Company has recorded its investment in the Platinum warrant at fair value. At June 30, 2009, the fair value of the warrant was $16.6 million. The fair value of the warrant is estimated using the Black-Scholes option pricing model. For the three and six months ended June 30, 2009, gains of $0.4 million and losses of $13.3 million were recorded in other (loss) income, respectively, representing the change in the fair value of the warrant.

The table below shows the location on the consolidated balance sheet and fair value of the Company’s principal derivative instruments:

	Derivative Assets		Derivative Liabilities
	2009		2009
At June 30,	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands of U.S. dollars)
Interest rate futures	Other assets	$—	Other liabilities	$356
Foreign currency forward contracts (1)	Other assets	2,205	Other liabilities	—
Foreign currency forward contracts (2)	Other liabilities	2,630	Other liabilities	2,490
Credit default swaps	Other assets	—	Other liabilities	789
Energy and weather contracts (3)	Other assets	35,285	Other liabilities	13,689
Platinum warrant	Other assets	16,614	Other liabilities	—

Total		$56,734		$17,324

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Included in other assets is $66.3 million of derivative assets and $31.0 million of derivative liabilities.

Included in other liabilities is $7.2 million of derivative assets and $20.9 million of derivative liabilities.

The location and amount of the gain (loss) recognized in the Company’s consolidated statement of operations related to its derivative instruments is shown in the following table:

Three months ended June 30,	Location of gain (loss) recognized on derivatives	Amount of gain (loss)
(in thousands of U.S. dollars)		2009
Interest rate futures	Net investment income	$(2,879)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	3,052
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(7,512)
Credit default swaps	Other (loss) income	(536)
Energy and weather contracts	Other (loss) income	9,731
Platinum warrant	Other (loss) income	424

Total		$2,280

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

Six months ended June 30,	Location of gain (loss) recognized on derivatives	Amount of gain (loss)
(in thousands of U.S. dollars)		2009
Interest rate futures	Net investment income	$(1,552)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	1,702
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(3,206)
Credit default swaps	Other (loss) income	76
Energy and weather contracts	Other (loss) income	17,177
Platinum warrant	Other (loss) income	(13,300)

Total		$897

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2009.

10.	There are no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

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

11.

On May 29, 2009, Timicuan Reinsurance II Ltd. (“Tim Re II”), a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors, and the Company invested an additional $10.0 million in the non-voting Class B shares, representing a 16.8% ownership interest, providing Tim Re II with additional reinsurance capacity to accept property catastrophe excess of loss reinsurance business. Tim Re II is a Class 3 Bermuda domiciled reinsurer. The Company ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2009 to Tim Re II under a fully-collateralized facultative retrocessional reinsurance contract in return for a potential underwriting profit commission. The Class B shareholders will participate in substantially all of the profits or losses of Tim Re II while the Class B shares remain outstanding. The Class B shares indemnify Tim Re II against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“FAS 113”). The sale of the Class B shares was considered a reconsideration event under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). In accordance with the provisions of FIN 46(R), Tim Re II is considered a variable interest entity (“VIE”) and the Company is considered the primary beneficiary. As a result, Tim Re II is consolidated by the Company and all significant inter-company transactions have been eliminated. The Class B share capital has been invested by Tim Re II in short term investments and is pledged as collateral to the Company in support of obligations arising under the reinsurance contract. Tim Re II is required to repurchase the Class B shares subsequent to December 31, 2009, which is the end of the contract period. The Company ceded $41.8 million of premium to Tim Re II under the facultative retrocessional excess of loss reinsurance contract through the period ended June 30, 2009.

12.	Entry into Lloyd’s

In May 2009, the Company established RenaissanceRe Syndicate 1458 (“Syndicate 1458”), a Lloyd’s syndicate, to start writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance the Company’s underwriting platform by providing the Company with access to Lloyd’s extensive distribution network and worldwide licenses. The Company has contracted with Spectrum Syndicate Management Ltd. (“Spectrum”) to be the managing agent of Syndicate 1458. RenaissanceRe CCL, an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458.

As previously disclosed, on June 4, 2009, the Company entered into a definitive agreement granting the Company an option to purchase all of the outstanding shares of Spectrum Partners Ltd. (“Spectrum Partners”), the parent company and sole owner of Spectrum. Subject to specified closing conditions, the Company expects to complete the transaction in the fourth quarter of 2009.

13.	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”). The objective of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 must be applied as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual period and for interim and annual reporting periods thereafter. Earlier application is prohibited. FAS 166 must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of FAS 166 should be applied to transfers that occurred both before and after the effective date. The Company is currently evaluating the potential impacts of adoption of FAS 166 on its consolidated statements of operations and financial condition.

Also in June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). The objective of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FIN 46(R), as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the potential impacts of adoption of FAS 167 on its consolidated statements of operations and financial condition.

14.	Subsequent Events

The Company has completed its subsequent events evaluation for the period subsequent to the balance sheet date of June 30, 2009, through July 29, 2009, the date the consolidated financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2009 and 2008. The following also includes a discussion of our financial condition at June 30, 2009. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

OVERVIEW

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance coverages and related services. Through our operating subsidiaries, we seek to obtain a portfolio of reinsurance, insurance and financial risks in each of our businesses that is significantly better than the market average and produce an attractive return on equity. We accomplish this by leveraging our core capabilities of risk assessment and information management, and by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets. Overall, our strategy focuses on superior risk selection, marketing, capital management and joint ventures. We provide value to our clients and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure over time.

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; and 5) interest expense related to our debt. In addition, in calculating net income available to RenaissanceRe common shareholders, a portion of the Company’s net income is attributable to redeemable noncontrolling interest holders in DaVinciRe, as well as dividends on the Company’s preference shares. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. We currently expect our growth outside of Bermuda to result in a higher effective tax rate in 2009 and future periods compared with our historical results. Our future effective tax rate may also be impacted adversely by legislative or regulatory changes in the key markets to which we provide coverages and services.

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

We conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, medical malpractice, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Through our ventures unit, we pursue joint ventures and other strategic relationships. The principal business activities conducted by our ventures unit are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re and DaVinci; 2) strategic investments in other market participants, such as our investments in Platinum and the Tower Hill Companies, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; 3) weather and energy risk operations through Renaissance Trading Ltd.; and 4) fee-based consulting services, research and development and loss mitigation activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci, Tim Re II and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of our investments in other ventures, accounted for under the equity method, and our weather-related activities are included in the Other category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. In the second quarter of 2009, these operations commenced utilizing the RenRe Insurance brand. Our principal contracts include insurance contracts and quota share reinsurance with respect to risks including: 1) multi-peril crop, which includes multi-peril crop insurance, crop hail and other named peril agriculture risk management products; 2) commercial property, which principally includes catastrophe-exposed commercial property products; 3) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

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

Our Individual Risk business is written through the operating subsidiaries of RenRe Insurance Group, principally Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyd’s, which write on an admitted basis. Since the inception of our Individual Risk business, we have substantially relied on third parties for services including the generation of premium, the issuance of policies and the processing of claims, though recently, as described more fully below, we have internalized an increasing amount of these services. We actively oversee our third party partners through an operations review team at RenRe North America Inc., formerly known as Glencoe Specialty Services Inc., which conducts initial due diligence as well as ongoing monitoring. We have been investing in initiatives to strengthen our operating platform, enhance our internal capabilities, and expand the resources we commit to our Individual Risk operations. These initiatives include our April 2009 announced launch of our direct written commercial property insurance operations. To support this new platform, we have hired several experienced underwriters, developed and implemented proprietary underwriting and risk management systems, opened regional offices in Hartford, CT and Atlanta, GA, and have established a new global brand, RenRe Insurance. We currently plan to seek additional professional hires and anticipate opening further regional offices in future periods. We cannot assure you that these initiatives will contribute materially to our results in future periods, that our expenses incurred in establishing these operations will not exceed our estimates, or that we will not experience losses in excess of our expectations.

New Business

In addition to the potential growth of our existing reinsurance and insurance businesses, from time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate opportunities to grow our business by utilizing our skills, capabilities, proprietary technology and relationships to expand into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our current portfolio of risks. We also regularly review potential new investments, in both operating entities and financial instruments. We believe the ongoing period of market dislocation may have increased the prospects that we can deploy capital in such initiatives at attractive expected rates of return.

In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core Reinsurance and Individual Risk operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would be successful or contribute materially to our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

Risk Management

We seek to develop and effectively utilize sophisticated computer models and other analytical tools to assess and manage the risks that we underwrite and attempt to optimize our portfolio of reinsurance and insurance contracts and other financial risks. Our policies, procedures, tools and resources to monitor and assess our operational risks companywide, as well as our global enterprise-wide risk management practices, are overseen by our Chief Risk Officer, who reports directly to our Chief Financial Officer.

With respect to our Reinsurance operations, since 1993 we have developed and continuously seek to improve our proprietary, computer-based pricing and exposure management system, Renaissance Exposure Management System (“REMS© ”). We believe that REMS©, as updated from time to time, is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry and offers us a significant competitive advantage. REMS© was originally developed to analyze catastrophe risks, though we continuously seek ways to enhance the program in order to analyze other classes of risk.

In addition to using REMS© , within our Individual Risk operations we have developed a proprietary information management and analytical database, our Program Analysis Central Repository (“PACeR”), within which data related to substantially all our Individual Risk segment business is maintained. With the use and development of PACeR, we are seeking to develop statistical and analytical techniques to evaluate our program lines of business within our Individual Risk segment. We provide our third party program managers with access to PACeR’s capabilities, which we believe helps support superior underwriting decisions, thus creating value for them and for us. Our objective is to have PACeR create an advantage for our Individual Risk operations by assisting us in building and maintaining a well-priced portfolio of specialty insurance risks.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2008.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

Summary Overview

Three months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$855,172	$807,575	$47,597
Net premiums written	631,370	614,022	17,348
Net premiums earned	379,817	376,573	3,244
Net claims and claim expenses incurred	66,823	114,217	(47,394)
Underwriting income	213,634	175,249	38,385
Net investment income	114,293	38,685	75,608
Net realized gains on investments	18,889	2,412	16,477
Net other-than-temporary impairments	(1,833)	(26,573)	24,740
Net income available to RenaissanceRe common shareholders	271,179	135,721	135,458
Net income available to RenaissanceRe common shareholders per common share - diluted	$4.32	$2.13	$2.19
Net claims and claim expense ratio - current accident year	45.6%	43.5%	2.1%
Net claims and claim expense ratio - prior accident years	(28.0%)	(13.2%)	(14.8%)
Net claims and claim expense ratio - calendar year	17.6%	30.3%	(12.7%)
Underwriting expense ratio	26.2%	23.2%	3.0%
Combined ratio	43.8%	53.5%	(9.7%)

At June 30, 2009 and March 31, 2009	June 30, 2009	March 31, 2009	Change	% Change
Book value per common share	$44.17	$39.65	$4.52	11.4%
Accumulated dividends per common share	8.40	8.16	0.24	2.9%

Book value per common share plus accumulated dividends	$52.57	$47.81	$4.76	10.0%

Net income available to RenaissanceRe common shareholders was $271.2 million in the second quarter of 2009, compared to $135.7 million in the second quarter of 2008. Net income available to RenaissanceRe common shareholders per fully diluted common share was $4.32 for the second quarter of 2009, compared to $2.13 in the second quarter of 2008. The $135.5 million increase in our net income available to RenaissanceRe common shareholders was primarily due to:

•

a $38.4 million increase in underwriting income primarily due to a $47.4 decrease in net claims and claim expenses, principally driven by an increase in favorable development on prior year reserves in our Reinsurance segment, reflecting reductions in estimated ultimate losses on certain specific events within our catastrophe unit and lower than expected claims emergence in our specialty unit;

•

significantly improved investment results including $75.6 million of additional net investment income and $16.5 million of additional net realized gains on investments and a $24.7 million decrease in net other-than-temporary impairments, during the second quarter of 2009, compared to the second quarter of 2008. The increase in net investment income was primarily due to higher total returns on our fixed income portfolios, including certain non-investment grade allocations which are included in other investments. We also experienced higher returns on our hedge fund and private equity investments during the second quarter of 2009. The reduction in net other-than-temporary impairments was due in part to our adoption of FAS 115-2, which as described in more detail in the Notes to Unaudited Consolidated Financial Statements, provides new authoritative accounting guidance for assessing net other-than-temporary impairments; and

•

partially offset by an $8.3 million increase in net income attributable to the redeemable noncontrolling interest – DaVinciRe, due to increased profitability in DaVinciRe and partially offset by our increased ownership in DaVinciRe.

Book value per common share increased $4.52 to $44.17 at June 30, 2009, compared to $39.65 at March 31, 2009. Book value per common share plus accumulated dividends increased $4.76 to $52.57 at June 30, 2009, compared to $47.81 at March 31, 2009. The 11.4% growth in book value per common share was driven by comprehensive income attributable to RenaissanceRe of $300.5 million for the second quarter of 2009, and partially offset by $15.0 million of common dividends declared and paid during the second quarter of 2009. Book value per common share was also impacted by prior period common share repurchases, including $352.6 million of common shares repurchased in the first six months of 2008, compared to no common share repurchases in the first six months of 2009. Common shares outstanding were 62.3 million at June 30, 2009 and March 31, 2009, respectively.

Underwriting Results

In the second quarter of 2009, we generated $213.6 million of underwriting income, compared to $175.2 million in the second quarter of 2008. The increase in underwriting income was driven primarily by a $47.4 decrease in net claims and claim expenses and partially offset by a $12.3 million increase in underwriting expenses. We generated a net claims and claim expense ratio of 17.6%, an underwriting expense ratio of 26.2% and a combined ratio of 43.8%, in the second quarter of 2009, compared to a net claims and claim expense ratio, an underwriting expense ratio and a combined ratio of 30.3%, 23.2% and 53.5%, respectively, in the second quarter of 2008.

Gross premiums written increased $47.6 million to $855.2 million in the second quarter of 2009, compared to $807.6 million in the second quarter of 2008. The Company’s growth in catastrophe premiums principally reflects the execution of the Tim Re II joint venture, the continuation of attractive market conditions on a risk-adjusted basis in the Company’s core markets, and the inception of several new programs and other organic growth of the Company’s portfolio, partially offset by the impact on market demand of several large state catastrophe programs which purchased private market reinsurance in 2008 and prior periods, but have not done so to date in 2009. Included in the increase in gross premiums written are $41.8 million of premiums written on behalf of our new fully-collateralized joint venture, Tim Re II, which commenced operations on June 1, 2009. Of this amount, $34.8 million is ceded to external parties. The increase in gross premiums written in our catastrophe unit was partially offset by a decrease in gross premiums written in our Individual Risk segment, which decreased $16.1 million, or 5.1%, to $298.7 million in the second quarter of 2009, compared to $314.8 million in the second quarter of 2008. The decrease was primarily due to our decision in late 2008 to terminate several program manager relationships and a commercial property quota share contract and, during the second quarter of 2009, reduce our participation on a personal lines quota share contract. Our specialty reinsurance premiums decreased $26.5 million, to $(3.4) million in the second quarter of 2009, compared to $23.1 million in the second quarter of 2008. As discussed in more detail below, this decrease is primarily due to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract.

Net premiums written increased $17.3 million in the second quarter of 2009 to $631.4 million from $614.0 million in the second quarter of 2008, primarily due to the increase in gross premiums written noted above and offset by a $30.2 million increase in ceded premiums written in the second quarter of 2009 compared to the second quarter of

2008. The $30.2 million increase in ceded premiums written was principally driven by the $34.8 million of ceded premiums written to third parties associated with Tim Re II. Net premiums earned increased $3.2 million to $379.8 million in the second quarter of 2009, compared to $376.6 million in the second quarter of 2008.

Net claims and claim expenses decreased by $47.4 million to $66.8 million in the second quarter of 2009, compared to $114.2 million in the same quarter of 2008 primarily due to favorable development on prior year reserves. We experienced $106.2 million of favorable development on prior year reserves in the second quarter of 2009, compared to $49.6 million of favorable development in the second quarter of 2008, primarily due to decreased net claims and claim expenses in our Reinsurance segment as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, including hurricanes Gustav and Ike (2008), the United Kingdom flooding (2007) and European windstorm Kyrill (2007), and within the Company’s specialty unit, lower than expected claims emergence on the 2005 through 2008 underwriting years.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty unit underwriting results and ratios for the three months ended June 30, 2009 and 2008:

Reinsurance segment overview

Three months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$555,632	$487,793	$67,839

Net premiums written	$394,981	$353,187	$41,794

Net premiums earned	227,912	226,286	1,626
Net claims and claim expenses incurred	(40,789)	20,120	(60,909)
Acquisition expenses	21,136	25,511	(4,375)
Operational expenses	35,189	22,756	12,433

Underwriting income	$212,376	$157,899	$54,477

Net claims and claim expenses incurred - current accident year	$55,575	$57,861	$(2,286)
Net claims and claim expenses incurred - prior accident years	(96,364)	(37,741)	(58,623)

Net claims and claim expenses incurred - total	$(40,789)	$20,120	$(60,909)

Net claims and claim expense ratio - current accident year	24.4%	25.6%	(1.2%)
Net claims and claim expense ratio - prior accident years	(42.3%)	(16.7%)	(25.6%)

Net claims and claim expense ratio - calendar year	(17.9%)	8.9%	(26.8%)
Underwriting expense ratio	24.7%	21.3%	3.4%

Combined ratio	6.8%	30.2%	(23.4%)

(1)	Reinsurance gross premiums written includes $(0.8) million and $(4.9) million of premiums assumed from the Individual Risk segment for the three months ended June 30, 2009 and 2008, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $67.8 million, or 13.9%, to $555.6 million in the second quarter of 2009, compared to $487.8 million in the second quarter of 2008, due to growth in gross premiums written in our catastrophe unit which benefited from the impact of improving market conditions and the inception of several new programs in the quarter and partially offset by a decline in our specialty reinsurance premiums. In addition, as noted above, gross premiums written in our Reinsurance segment were also positively impacted by $41.8 million of gross premiums written on behalf of Tim Re II. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $212.4 million of underwriting income in the second quarter of 2009, compared to $157.9 million in the second quarter of 2008, an increase of $54.5 million. The increase in underwriting income was primarily due to a decrease in net claims and claim expenses of $60.9 million principally related to a $58.6 million increase in favorable development on prior year reserves. The favorable development on prior year reserves in the second quarter of 2009 was principally the result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, including hurricanes Gustav and Ike (2008), the United Kingdom flooding (2007) and European windstorm Kyrill (2007). Ceded premiums earned totaled $79.3 million in the second quarter of 2009 compared to $81.3 million in the second quarter of 2008, a decrease of $2.0 million. In the second quarter of 2009, our Reinsurance segment generated a net claims and claim expense ratio of negative 17.9%, an underwriting expense ratio of 24.7% and a combined ratio of 6.8%, compared to 8.9%, 21.3% and 30.2%, respectively, in the second quarter of 2008. Current accident year losses of $55.6 million decreased $2.3 million from $57.9 million in the second quarter of 2008 due primarily to the comparably low level of insured catastrophes. During the second quarter of 2009, we experienced favorable development on prior years reserves of $96.4 million as a result of the items noted above. During the second quarter of 2008, we experienced $37.7 million of favorable development on prior year reserves primarily due to reported claims and claim expenses on prior year reserves coming in less than expected in our specialty unit. The increase in our underwriting expense ratio to 24.7% in the second quarter of 2009 from 21.3% in the second quarter of 2008 was principally driven by a $12.4 million increase in operational expenses, primarily as a result of an increase in our employee base which has increased compensation and related operating expenses. The $12.4 million increase in operational expenses includes $8.0 million of specific compensation related items during the second quarter of 2009 which we would not expect to recur.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income, subject to the terms of these agreements. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $18.7 million and $16.1 million for the second quarters of 2009 and 2008, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.2% and 7.1% for the second quarters of 2009 and 2008, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $34.8 million and $28.3 million for the second quarters of 2009 and 2008, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe unit for the three months ended June 30, 2009 and 2008:

Catastrophe overview

Three months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$356,269	$291,317	$64,952
DaVinci	202,733	173,349	29,384

Total property catastrophe gross premiums written (1)	$559,002	$464,666	$94,336

Net premiums written	$398,629	$330,060	$68,569

Net premiums earned	182,095	164,471	17,624
Net claims and claim expenses incurred	(56,723)	7,984	(64,707)
Acquisition expenses	12,589	12,323	266
Operational expenses	26,834	17,498	9,336

Underwriting income	$199,395	$126,666	$72,729

Net claims and claim expenses incurred - current accident year	$20,210	$26,076	$(5,866)
Net claims and claim expenses incurred - prior accident years	(76,933)	(18,092)	(58,841)

Net claims and claim expenses incurred - total	$(56,723)	$7,984	$(64,707)

Net claims and claim expense ratio - current accident year	11.1%	15.9%	(4.8%)
Net claims and claim expense ratio - prior accident years	(42.3%)	(11.0%)	(31.3%)

Net claims and claim expense ratio - calendar year	(31.2%)	4.9%	(36.1%)
Underwriting expense ratio	21.7%	18.1%	3.6%

Combined ratio	(9.5%)	23.0%	(32.5%)

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $(0.8) million and $(4.9) million for the three months ended June 30, 2009 and 2008, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the second quarter of 2009, our catastrophe reinsurance gross premiums written increased by $94.3 million, or 20.3%, to $559.0 million, compared to the second quarter of 2008. Our growth in catastrophe reinsurance gross premiums written principally reflected the execution of the Tim Re II joint venture, the continuation of attractive market conditions on a risk-adjusted basis in our core markets and the inception of several new programs and other organic growth of our portfolio. This was partially offset by the impact on market demand of several large state catastrophe programs which purchased private market reinsurance in 2008 and prior periods, but have not done so to date in 2009. Our catastrophe reinsurance results can be substantially impacted, and have been in recent periods, by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $199.4 million of underwriting income in the second quarter of 2009, compared to $126.7 million in the second quarter of 2008, an increase of $72.7 million. The increase in underwriting income was due primarily to a $64.7 million decrease in net claims and claim expenses as a result of favorable development on prior years reserves, as discussed above, combined with a $17.6 million increase in net premiums earned. In the second quarter of 2009, our catastrophe unit generated a net claims and claim expense ratio of negative 31.2%, an underwriting expense ratio of 21.7% and a combined ratio of negative 9.5%, compared to 4.9%, 18.1% and 23.0%, respectively, in the second quarter of 2008. During the second quarter of 2009, we experienced $76.9 million of favorable development on prior year reserves, compared to $18.1 million of favorable development on prior years reserves in the second quarter of 2008, as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, including hurricanes Gustav and Ike (2008), the United Kingdom flooding (2007) and European windstorm Kyrill (2007). Ceded premiums earned totaled $78.2 million in the second quarter of 2009 compared to $81.2 million in the second quarter of 2008, a decrease of $3.0 million. The increase in our underwriting expense ratio to 21.7% in the second quarter of 2009 from 18.1% in the second quarter of 2008 was principally driven by a $9.3 million increase in operational expenses, primarily as a result of an increase in our employee base which has increased compensation and related operating expenses as well as a portion of the specific compensation related item noted above.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended June 30, 2009 and 2008:

Specialty overview

Three months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$(3,370)	$22,955	$(26,325)
DaVinci	—	172	(172)

Total specialty gross premiums written	$(3,370)	$23,127	$(26,497)

Net premiums written	$(3,648)	$23,127	$(26,775)

Net premiums earned	45,817	61,815	(15,998)
Net claims and claim expenses incurred	15,934	12,136	3,798
Acquisition expenses	8,547	13,188	(4,641)
Operational expenses	8,355	5,258	3,097

Underwriting income	$12,981	$31,233	$(18,252)

Net claims and claim expenses incurred - current accident year	$35,365	$31,785	$3,580
Net claims and claim expenses incurred - prior accident years	(19,431)	(19,649)	218

Net claims and claim expenses incurred - total	$15,934	$12,136	$3,798

Net claims and claim expense ratio - current accident year	77.2%	51.4%	25.8%
Net claims and claim expense ratio - prior accident years	(42.4%)	(31.8%)	(10.6%)

Net claims and claim expense ratio - calendar year	34.8%	19.6%	15.2%
Underwriting expense ratio	36.9%	29.9%	7.0%

Combined ratio	71.7%	49.5%	22.2%

Specialty Reinsurance Gross Premiums Written – In the second quarter of 2009, our specialty reinsurance gross premiums written decreased by $26.5 million, or 114.6%, to $(3.4) million, compared to $23.1 million in the second quarter of 2008, due principally to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract, representing a $24.2 million decrease in gross premiums written and partially offset by the inception of several new programs. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $13.0 million of underwriting income in the second quarter of 2009, compared to $31.2 million in the second quarter of 2008, a decrease of $18.3 million, principally due to the non-renewal and portfolio transfer out, as noted above. The decrease in net premiums earned is due to a decrease in our gross premiums written over the last year which has resulted in lower net premiums earned. The favorable development on prior year reserves of $19.4 million and $19.6 million during the second quarter of 2009 and 2008, respectively, was primarily driven by lower than expected reported claims on prior year reserves, and for 2009, specifically from the 2005 through 2008 underwriting years. In the second quarter of 2009, our specialty unit generated a net claims and claim expense ratio of 34.8%, an underwriting expense ratio of 36.9% and a combined ratio of 71.7%, compared to 19.6%, 29.9% and 49.5%, respectively, in the second quarter of 2008.

The 7.0 percentage point increase in our underwriting expense ratio was principally driven by a $3.1 million increase in operational expenses on lower net premiums earned. The increase in operational expenses is primarily as a result of an increase in our employee base which has increased compensation and related operating expenses as well as a portion of the specific compensation related item noted above.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for the three months ended June 30, 2009 and 2008 for our Individual Risk segment:

Individual Risk segment overview

Three months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Multi-peril crop	$234,994	$203,077	$31,917
Commercial property	32,366	60,830	(28,464)
Commercial multi-line	25,447	31,699	(6,252)
Personal lines property	5,924	19,239	(13,315)

Gross premiums written	$298,731	$314,845	$(16,114)

Net premiums written	$236,389	$260,835	$(24,446)

Net premiums earned	$151,905	$150,287	$1,618
Net claims and claim expenses incurred	107,612	94,097	13,515
Acquisition expenses	31,359	28,102	3,257
Operational expenses	11,676	10,738	938

Underwriting income	$1,258	$17,350	$(16,092)

Net claims and claim expenses incurred - current accident year	$117,465	$105,926	$11,539
Net claims and claim expenses incurred - prior years	(9,853)	(11,829)	1,976

Net claims and claim expenses incurred - total	$107,612	$94,097	$13,515

Net claims and claim expense ratio - current accident year	77.3%	70.5%	6.8%
Net claims and claim expense ratio - prior accident years	(6.5%)	(7.9%)	1.4%

Net claims and claim expense ratio - calendar year	70.8%	62.6%	8.2%
Underwriting expense ratio	28.4%	25.9%	2.5%

Combined ratio	99.2%	88.5%	10.7%

Individual Risk Segment Gross Premiums Written – Gross premiums written by our Individual Risk segment decreased $16.1 million, or 5.1%, to $298.7 million in the second quarter of 2009, compared to $314.8 million in the second quarter of 2008. The decrease in our Individual Risk segment’s gross premiums written was primarily due to our decision in late 2008 to terminate several program manager relationships and a commercial property quota share contract as a result of the then softening market conditions and, during the second quarter of 2009, reduce our participation on a personal lines property quota share contract. The latter decision resulted in an $11.6 million reduction in gross premiums written. These reductions were partially offset by growth in our multi-peril crop insurance gross premiums written during the second quarter of 2009, which increased $31.9 million, or 15.7%, to $235.0 million from $203.1 million in the second quarter of 2008.

Our Individual Risk segment premiums can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business. In addition, our gross premiums written in respect of our multi-peril crop insurance line of business are subject to fluctuations from a number of factors including the impact of relevant commodity prices.

Individual Risk Segment Underwriting Results – Our Individual Risk segment generated underwriting income of $1.3 million in the second quarter of 2009, compared to $17.4 million in the second quarter of 2008, a decrease of $16.1 million. In the second quarter of 2009, our Individual Risk segment generated a net claims and claim expense ratio of 70.8%, an underwriting expense ratio of 28.4% and a combined ratio of 99.2%, compared to 62.6%, 25.9% and 88.5%, respectively, in the second quarter of 2008. The decrease in underwriting income and increase in our combined ratio was due primarily to a $13.5 million increase in net claims and claim expenses and a $3.3 million increase in acquisition expenses in the second quarter of 2009. The increase in the net claims and claim expenses was principally driven by several large losses reported in the Company’s commercial property line of business. The increase in acquisition expenses is primarily related to the Company recognizing a full quarter of expenses related to Agro National during the second quarter of 2009 compared to one month in the second quarter of 2008, since the Company acquired Agro National on June 2, 2008. The Company’s Individual Risk segment prior year reserves experienced $9.9 million of favorable development in the second quarter of 2009 compared to $11.8 million of favorable development in the second quarter of 2008, primarily as a result of lower than expected reported claims on prior year reserves.

As discussed below under “Reserves for Claims and Claim Expenses”, the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our multi-peril crop insurance line of business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as the timing of an event that may have given rise to a loss in light of the overall potential planting season; whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season, or in some cases, well into the following year; as well as what commodity prices are at the end of the policy period. In addition, management has to estimate which losses will be ceded to the Federal Crop Insurance Corporation. Our estimate of net claims and claim expenses incurred for the multi-peril crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Three months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$40,007	$46,308	$(6,301)
Short term investments	2,741	12,054	(9,313)
Other investments
Hedge funds and private equity investments	12,327	(29,395)	41,722
Other	61,740	11,863	49,877
Cash and cash equivalents	157	1,042	(885)

	116,972	41,872	75,100
Investment expenses	(2,679)	(3,187)	508

Net investment income	$114,293	$38,685	$75,608

Net investment income was $114.3 million in the second quarter of 2009, compared to net investment income of $38.7 million in the second quarter of 2008. The $75.6 million increase in net investment income was principally driven by a $41.7 million increase from our hedge funds and private equity investments and a $49.9 million increase in net investment income from our other investments, principally senior secured bank loan funds and non-U.S. fixed income funds, and partially offset by a $6.3 million and $9.3 million decrease in net investment income from our fixed maturity investments available for sale and short term investments, respectively. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $69.3 million in the second quarter of 2009, compared to $24.4 million of net unrealized losses in the second quarter of 2008. The increase in net investment income was primarily due to higher total returns on our fixed income portfolios, including certain non-investment grade allocations which are included in other investments. We also experienced higher returns on our hedge fund and private equity investments during the second quarter of 2009. Our net investment income for the second quarter of 2009 benefited from the significant tightening of credit spreads during the quarter, which resulted in increases in the fair value of many of our investments. We do not anticipate a repeat of this quarter’s investment performance in future periods.

The reductions in the Federal Funds rate by the Board of Governors of the Federal Reserve Board and corresponding decline in interest rates has lowered the interest rate at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the foreseeable future. Among other factors, our current asset allocations reflect a relative reduction from earlier periods of the number of classes of securities characterized by higher estimated yields and expected risk, which has reduced the yield to maturity for our investment portfolio and which we expect will also impact future net investment income.

Net Realized Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars)
Gross realized gains	$33,213	$18,606	$14,607
Gross realized losses	(14,324)	(16,194)	1,870

Net realized gains on investments	$18,889	$2,412	$16,477

Total other-than-temporary impairments	(5,289)	(26,573)	21,284
Portion recognized in other comprehensive income, before taxes	3,456	—	3,456

Net other-than-temporary impairments	$(1,833)	$(26,573)	$24,740

Net realized gains on investments were $18.9 million in the second quarter of 2009, compared to $2.4 million in the second quarter of 2008, an improvement of $16.5 million, principally driven by a $14.6 million increase in realized gains. Net other-than-temporary impairments recognized in earnings were $1.8 million in the second quarter of 2009 compared to $26.6 million for the second quarter of 2008. Under FAS 115-2, which we adopted in the second quarter of 2009, we recorded $5.3 million of total other-than-temporary impairments of which $1.8 million was recognized in earnings and includes $1.6 million for credit losses and $0.2 million for investments we intend to sell, with the remaining $3.5 million related to other factors recorded as an unrealized loss in accumulated other comprehensive income. In the first quarter of 2008, we recognized other-than-temporary impairments if we could not assert that we had the ability and intent to hold our securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with SAB Topic 5M, and other authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date.

Equity in Earnings of Other Ventures

Three months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars)
Top Layer Re	$4,176	$3,023	$1,153
Tower Hill and the Tower Hill Companies	536	879	(343)
Starbound II	—	1,063	(1,063)
Other	720	(93)	813

Total equity in earnings of other ventures	$5,432	$4,872	$560

Equity in earnings of other ventures in the second quarter of 2009 represents primarily our pro-rata share of the net income from our investments in Top Layer Re, Tower Hill and the Tower Hill Companies, and in the second quarter of 2008, Starbound Reinsurance II Ltd. (“Starbound II”). Equity in earnings of other ventures generated $5.4 million of income in the second quarter of 2009, compared to $4.9 million in the second quarter of 2008. The $0.6 million increase in equity in earnings of other ventures in the second quarter of 2009 compared to the second quarter of 2008 is due to increased earnings from Top Layer Re as a result of strong underwriting and investment results for Top Layer Re and partially offset by Starbound II becoming a consolidated entity effective July 1, 2008, and therefore excluded from equity in earnings of other ventures from that date forward.

The equity pick-up for our earnings in Tower Hill and the Tower Hill Companies is recorded one quarter in arrears.

Other Loss

The items reported in other loss are detailed below:

Three months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars)
Weather and energy risk operations	$6,428	$5,162	$1,266
Mark-to-market on Platinum warrant	424	1,611	(1,187)
Weather-related and loss mitigation	(2,963)	(2,539)	(424)
Assumed and ceded reinsurance contracts accounted for at fair value or as deposits	(7,928)	(3,600)	(4,328)
Other items	383	(658)	1,041

Total other loss	$(3,656)	$(24)	$(3,632)

In the second quarter of 2009, we incurred an other loss of $3.7 million, compared to $24 thousand in the second quarter of 2008. The increase in other loss is primarily due to a $4.3 million increase in other loss related to our assumed and ceded reinsurance contracts accounted for at fair value or as deposits, principally due to the inception of several new ceded reinsurance contracts incepted during the quarter which are accounted for at fair value.

Certain contracts we enter into and our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.

Other Items

Interest expense decreased by $1.7 million to $4.2 million in the second quarter of 2009, compared to $5.9 million in the second quarter of 2008, primarily as a result of the repayment at maturity of our 7.0% Senior Notes, which came due on July 15, 2008. Offsetting this decrease was an increase in interest expense on our revolving credit facility under which $150.0 million was outstanding throughout the second quarter of 2009. The average interest rate on this borrowing during the second quarter of 2009 was 3.0%, lower than the 7.0% coupon rate on a series of Senior Notes repaid at maturity in July 2008 with the proceeds of a drawdown from our then current revolving credit facility.

Income tax (expense) benefit decreased by $6.9 million to an expense of $0.7 million in the second quarter of 2009, compared to a benefit of $6.3 million in the second quarter of 2008, due primarily to our U.S. operations generating taxable income during the second quarter of 2009.

Attribution of Net Income

A portion of our net income is attributable to the third party redeemable noncontrolling interest holders in DaVinciRe. The net income attributed to the redeemable noncontrolling interest holders increased $8.3 million to $49.7 million in the second quarter of 2009, compared to $41.3 million in the second quarter of 2008, due to the increased profitability of DaVinciRe and partially offset by an increase in our ownership of DaVinciRe to 38.2% in the second quarter of 2009, compared to 22.8% in the second quarter of 2008.

SUMMARY OF RESULTS OF OPERATIONS

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

Summary Overview

Six months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,453,473	$1,334,613	$118,860
Net premiums written	1,078,206	1,017,138	61,068
Net premiums earned	681,565	685,487	(3,922)
Net claims and claim expenses incurred	153,020	196,373	(43,353)
Underwriting income	344,824	325,466	19,358
Net investment income	156,419	91,188	65,231
Net realized gains on investments	41,015	17,124	23,891
Net other-than-temporary impairments	(20,855)	(51,955)	31,100
Net income available to RenaissanceRe common shareholders	368,463	272,886	95,577
Net income available to RenaissanceRe common shareholders per Common Share - diluted	$5.90	$4.18	$1.72
Net claims and claim expense ratio - current accident year	37.0%	42.5%	(5.5%)
Net claims and claim expense ratio - prior accident years	(14.5%)	(13.9%)	(0.6%)
Net claims and claim expense ratio - calendar year	22.5%	28.6%	(6.1%)
Underwriting expense ratio	26.9%	23.9%	3.0%
Combined ratio	49.4%	52.5%	(3.1%)

At June 30, 2009 and December 31, 2008	June 30, 2009	December 31, 2008	Change	% Change
Book value per common share	$44.17	$38.74	$5.43	14.0%
Accumulated dividends per common share	8.40	7.92	0.48	6.1%

Book value per common share plus accumulated dividends	$52.57	$46.66	$5.91	12.7%

Net income available to RenaissanceRe common shareholders was $368.5 million in the first six months of 2009, compared to $272.9 million in the first six months of 2008. Net income available to RenaissanceRe common shareholders per fully diluted common share was $5.90 for the first six months of 2009, compared to $4.18 in the first six months of 2008. The $95.6 million increase in net income available to RenaissanceRe common shareholders was primarily due to:

•

a $19.4 million increase in underwriting income primarily due to a decrease in net claims and claim expenses in the first six months of 2009, compared to the first six months of 2008 as a result of favorable development on prior year reserves primarily in our Reinsurance segment, reflecting reductions in estimated ultimate losses on certain specific events within our catastrophe unit and partially offset by a reduction of favorable development in our specialty unit and adverse development within our Individual Risk segment;

•

significantly improved investment results including a $65.2 million increase in net investment income and a $23.9 million increase in net realized gains on investments and a $31.1 million decrease in net other-than-temporary impairments, during the first six months of 2009, compared to the first six months of 2008. The increase in net investment income was principally driven by our hedge funds and private equity investments and our other investments, principally senior secured bank loan funds and non-U.S. fixed income funds. The reduction in net other-than-temporary impairments was due in part to our adoption of FAS 115-2, which as described in more detail in the Notes to Unaudited Consolidated Financial Statements, provides new authoritative accounting guidance for assessing net other-than-temporary impairments;

•

partially offset by $14.3 million in net foreign exchange losses incurred during the first six months of 2009, compared to net foreign exchange gains of $4.7 million in the first six months of 2008. The $19.0 million decrease in net foreign exchange (losses) gains is a result of changes to the U.S. dollar predominately during the first six months of 2009 against other major currencies with which we do business, resulting in unfavorable foreign exchange translations on our net non-U.S. dollar denominated monetary assets and liabilities; and

•

a $26.4 million decrease in other (loss) income, primarily the result of a negative mark-to-market on our Platinum warrant of $13.3 million and a $9.2 million decrease in other income related to our weather and energy risk operations.

Book value per common share increased $5.43 to $44.17 at June 30, 2009, compared to $38.74 at December 31, 2008. Book value per common share plus accumulated dividends increased $5.91 to $52.57 at June 30, 2009, compared to $46.66 at December 31, 2008. The 14.0% growth in book value per common share was driven by comprehensive income attributable to RenaissanceRe of $402.5 million for the first six months of 2009, and partially offset by $29.9 million of common dividends declared and paid during the first six months of 2009. Book value per common share was also impacted by prior period common share repurchases, including $352.6 million of common shares repurchased in the first six months of 2008, compared to no common share repurchases in the first six months of 2009. Common shares outstanding increased to 62.3 million at June 30, 2009 from 61.5 million at December 31, 2008, principally due to the issuance of restricted shares granted in accordance with our stock based compensation plan.

Underwriting Results

In the first six months of 2009, we generated $344.8 million of underwriting income, compared to $325.5 million in the first six months of 2008. The $19.4 million increase in underwriting income was principally driven by a $43.4 million reduction in net claims and claim expenses incurred and partially offset by a $23.0 million increase in operational expenses. We had a net claims and claim expense ratio of 22.5%, an underwriting expense ratio of 26.9% and a combined ratio of 49.4%, in the first six months of 2009, compared to a net claims and claim expense ratio, underwriting expense ratio and a combined ratio of 28.6%, 23.9% and 52.5%, respectively, in the first six months of 2008.

Gross premiums written increased $118.9 million to $1,453.5 million in the first six months of 2009, compared to $1,334.6 million in the first six months of 2008. The Company’s growth in catastrophe premiums principally reflects the execution of the Tim Re II joint venture, the continuation of attractive market conditions on a risk-adjusted basis in the Company’s core markets and the inception of several new programs and other organic growth of the Company’s portfolio, partially offset by the impact on market demand of several large state catastrophe programs which purchased private market reinsurance in 2008 and prior periods, but have not done so to date in 2009. Included in the increase in gross premiums written is $41.8 million of premiums written on behalf of our new fully-collateralized joint venture, Tim Re II, which commenced operations during the quarter. Of this amount, $34.8 million is ceded to external parties. The increase in gross premiums written in our catastrophe unit was partially offset by a decrease in gross premiums written in our Individual Risk segment, which decreased $31.8 million, or 8.0%, to $363.9 million in the first six months of 2009, compared to $395.7 million in the first six months of 2008. The decrease was primarily due to our decision in late 2008 to terminate several program manager relationships and a commercial property quota share contract and, during the second quarter of 2009, reduce our participation on a personal lines quota share contract. Our specialty reinsurance premiums decreased $34.6 million, or 33.7%, to $68.1 million in the first six months of 2009, compared to $102.7 million in the first six months of 2008. As discussed in more detail below, this decrease is primarily due to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract.

Net premiums written increased $61.1 million in the first six months of 2009 to $1,078.2 million, from $1,017.1 million in the first six months of 2008. The increase in net premiums written was primarily due to the increase in gross premiums written noted above and offset by a $57.8 million increase in ceded premium written in the first six months of 2009, compared to the first six months of 2008, with the increase in ceded premium written principally driven by the $34.8 million cession to Tim Re II as noted above. Net premiums earned decreased $3.9 million to $681.6 million in the first six months of 2009, compared to $685.5 million in the first six months of 2008.

Net claims and claim expenses incurred decreased by $43.4 million to $153.0 million in the first six months of 2009 compared to $196.4 million in the first six months of 2008, due to a $39.1 million decrease in current accident year losses combined with a $4.3 million increase in favorable development on prior year reserves. The decrease in current accident year losses was principally due to lower losses in our Reinsurance segment which was primarily driven by a comparably low level of insured catastrophes in the first six months of 2009, compared to the first six months of 2008. We experienced $99.0 million of favorable development on prior years reserves in the first six months of 2009, compared to $94.7 million of favorable development in the first six months of 2008, primarily due to our Reinsurance segment and reflects reductions in estimated ultimate losses on certain specific events within our catastrophe unit and lower than expected claims emergence in our specialty unit, as discussed in more detail below.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe unit and specialty unit underwriting results and ratios for the six months ended June 30, 2009 and 2008:

Reinsurance segment overview

Six months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$1,088,548	$931,521	$157,027

Net premiums written	$809,768	$696,107	$113,661

Net premiums earned	453,883	458,513	(4,630)
Net claims and claim expenses incurred	(24,218)	67,189	(91,407)
Acquisition expenses	40,157	44,026	(3,869)
Operational expenses	64,304	43,895	20,409

Underwriting income	$373,640	$303,403	$70,237

Net claims and claim expenses incurred - current accident year	$96,881	$128,437	$(31,556)
Net claims and claim expenses incurred - prior accident years	(121,099)	(61,248)	(59,851)

Net claims and claim expenses incurred - total	$(24,218)	$67,189	$(91,407)

Net claims and claim expense ratio - current accident year	21.3%	28.0%	(6.7%)
Net claims and claim expense ratio - prior accident years	(26.6%)	(13.3%)	(13.3%)

Net claims and claim expense ratio - calendar year	(5.3%)	14.7%	(20.0%)
Underwriting expense ratio	23.0%	19.1%	3.9%

Combined ratio	17.7%	33.8%	(16.1%)

(1)	Reinsurance gross premiums written includes $(1.0) million and $(7.4) million of premiums assumed from the Individual Risk segment for the six months ended June 30, 2009 and 2008, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $157.0 million, or 16.9%, to $1,088.5 million in the first six months of 2009, compared to $931.5 million in the first six months of 2008, due to growth in gross premiums written in our catastrophe unit, which benefited from the impact of improving market conditions and the inception of several new programs, and additional premium written by Tim Re II, as noted above, and partially offset by a decline in our specialty reinsurance premiums, as discussed below. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $373.6 million of underwriting income in the first six months of 2009, compared to $303.4 million in the first six months of 2008, an increase of $70.2 million. The increase in underwriting income was primarily due to a $91.4 million decrease in net claims and claim expenses. In the first six months of 2009, our Reinsurance segment generated a net claims and claim expenses ratio of negative 5.3%, an underwriting expense ratio of 23.0% and a combined ratio of 17.7%, compared to 14.7%, 19.1% and 33.8%, respectively, in the first six months of 2008. Current accident year losses of $96.9 million in the first six months of 2009 were down $31.6 million from $128.4 million in the first six months of 2008, principally due to a lower level of insured catastrophes occurring in the first six months of 2009. In the first six months of 2009 and 2008, we experienced favorable development on prior year reserves of $121.1 million and $61.2 million, respectively. The favorable development in the first six months of 2009 was the result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, and lower than expected claims emergence within our specialty unit, as discussed in more detail below. The favorable development in the first six months of 2008 was the result of lower than expected claims emergence in our catastrophe and specialty reinsurance units.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $39.2 million and $37.4 million for the first six months of 2009 and 2008, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.6% and 8.2% for the first six months of 2009 and 2008, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable non-controlling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $65.4 million and $62.8 million for the first six months of 2009 and 2008, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our property catastrophe unit for the six months ended June 30, 2009 and 2008:

Catastrophe overview

Six months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Property catastrohpe gross premiums written
Renaissance	$645,899	$516,285	$129,614
DaVinci	374,519	312,527	61,992

Total property catastrophe gross premiums written (1)	$1,020,418	$828,812	$191,606

Net premiums written	$746,072	$593,398	$152,674

Net premiums earned	367,220	337,820	29,400
Net claims and claim expenses incurred	(49,232)	38,473	(87,705)
Acquisition expenses	23,012	15,962	7,050
Operational expenses	49,435	33,883	15,552

Underwriting income	$344,005	$249,502	$94,503

Net claims and claim expenses incurred - current accident year	$40,017	$56,265	$(16,248)
Net claims and claim expenses incurred - prior accident years	(89,249)	(17,792)	(71,457)

Net claims and claim expenses incurred - total	$(49,232)	$38,473	$(87,705)

Net claims and claim expense ratio - current accident year	10.9%	16.7%	(5.8%)
Net claims and claim expense ratio - prior accident years	(24.3%)	(5.3%)	(19.0%)

Net claims and claim expense ratio - calendar year	(13.4%)	11.4%	(24.8%)
Underwriting expense ratio	19.7%	14.7%	5.0%

Combined ratio	6.3%	26.1%	(19.8%)

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Catastrophe unit of $(1.0) million and $(7.4) million for the six months ended June 30, 2009 and 2008, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first six months of 2009, our catastrophe reinsurance gross premiums written increased by $191.6 million, or 23.1%, to $1,020.4 million, compared to the first six months of 2008. Our growth in catastrophe reinsurance gross premiums written principally reflected the execution of the Tim Re II joint venture, the continuation of attractive market conditions on a risk-adjusted basis in our core markets and by the inception of several new programs and other organic growth of our portfolio. This was partially offset by the impact on market demand of several large state catastrophe programs which purchased private market reinsurance in 2008 and prior periods, but have not done so to date in 2009. Our catastrophe reinsurance results can be substantially impacted, and have been in recent periods, by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $344.0 million of underwriting income in the first six months of 2009, compared to $249.5 million in the first six months of 2008, an increase of $94.5 million. The increase in underwriting income in the first six months of 2009 was primarily due to a decrease in net claims and claim expenses incurred of $87.7 million combined with an increase in net premiums earned of $29.4 million as a result of the increase in gross premiums written, as noted above, and partially offset by an increase in underwriting expenses of $22.6 million, compared to the first six months of 2008. In the first six months of 2009, our catastrophe unit generated a net claims and claim expense ratio of negative 13.4%, an underwriting expense ratio of 19.7% and a combined ratio of 6.3%, compared to 11.4%, 14.7% and 26.1%, respectively, in the first six months of 2008. The increase in our underwriting expense ratio by 5.0 percentage points to 19.7% in the first six months of 2009 from 14.7% in the first six months of 2008 was driven by a $7.1 million increase in acquisition expenses, primarily as a result of lower profit commissions on ceded premiums earned, and an increase in operational expenses of $15.6 million primarily as a result of an increase in our employee base which has increased compensation and related operating expenses. Current accident year losses of $40.0 million decreased $16.2 million from $56.3 million in the first six months of 2008, principally due to a comparably low level of insured catastrophes during the first six months of 2009, compared to the first six months of 2008. During the first six months of 2009, we experienced $89.2 million of favorable development on prior year reserves as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, including hurricanes Gustav and Ike (2008), the United Kingdom flooding (2007) and European windstorm Kyrill (2007). We experienced $17.8 million of favorable development on prior year reserves in the first six months of 2008, primarily due to lower than expected claims emergence on relatively small U.S. catastrophes for the 2007 and prior accident years.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the six months ended June 30, 2009 and 2008:

Specialty overview

Six months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$65,603	$98,418	$(32,815)
DaVinci	2,527	4,291	(1,764)

Total specialty gross premiums written	$68,130	$102,709	$(34,579)

Net premiums written	$63,696	$102,709	$(39,013)

Net premiums earned	86,663	120,693	(34,030)
Net claims and claim expenses incurred	25,014	28,716	(3,702)
Acquisition expenses	17,145	28,064	(10,919)
Operational expenses	14,869	10,012	4,857

Underwriting income	$29,635	$53,901	$(24,266)

Net claims and claim expenses incurred - current accident year	$56,864	$72,172	$(15,308)
Net claims and claim expenses incurred - prior accident years	(31,850)	(43,456)	11,606

Net claims and claim expenses incurred - total	$25,014	$28,716	$(3,702)

Net claims and claim expense ratio - current accident year	65.6%	59.8%	5.8%
Net claims and claim expense ratio - prior accident years	(36.7%)	(36.0%)	(0.7%)

Net claims and claim expense ratio - calendar year	28.9%	23.8%	5.1%
Underwriting expense ratio	36.9%	31.5%	5.4%

Combined ratio	65.8%	55.3%	10.5%

Specialty Reinsurance Gross Premiums Written – In the first six months of 2009, our specialty reinsurance gross premiums written decreased by $34.6 million, or 33.7%, to $68.1 million, compared to $102.7 million in the first six months of 2008, due principally to the non-renewal of several programs that did not meet our underwriting standards, combined with a $24.2 million decrease in gross premiums written due to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract during the second quarter of 2009. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of large transactions.

Specialty Reinsurance Underwriting Results – Our specialty reinsurance unit generated $29.6 million of underwriting income in the first six months of 2009, compared to $53.9 million in the first six months of 2008, a decrease of $24.3 million, primarily due to a $34.0 million decrease in net premiums earned as a result of the decrease in gross premiums written noted above, and partially offset by a $10.9 million decrease in acquisition expenses, also attributable to the non-renewal and portfolio transfer out, noted above. Current accident year losses in the first six months of 2009 of $56.9 million were down $15.3 million from $72.2 million in the first six months of 2008, although our current accident year net claims and claim expense ratio was up 5.8 percentage points to 65.6% for the first six months of 2009 compared to 59.8% for the first six months of 2008. During the first six months of 2009 and 2008, we experienced $31.9 million and $43.5 million, respectively, of favorable development on prior accident years primarily as a result of lower than expected reported claims on prior year reserves, and for 2009, specifically related to the 2005 through 2008 underwriting years. In the first six months of 2009, our specialty unit generated a net claims and claim expense ratio of 28.9%, an underwriting expense ratio of 36.9% and a combined ratio of 65.8%, compared to 23.8%, 31.5% and 55.3%, respectively, in the first six months of 2008.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for our Individual Risk segment for the six months ended June 30, 2009 and 2008:

Individual Risk segment overview

Six months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Multi-peril crop	$243,146	$208,449	$34,697
Commercial multi-line	50,089	63,083	(12,994)
Commercial property	48,487	91,683	(43,196)
Personal lines property	22,158	32,451	(10,293)

Gross premiums written	$363,880	$395,666	$(31,786)

Net premiums written	$268,438	$321,031	$(52,593)

Net premiums earned	$227,682	$226,974	$708
Net claims and claim expenses incurred	177,238	129,184	48,054
Acquisition expenses	56,942	56,015	927
Operational expenses	22,318	19,712	2,606

Underwriting (loss) income	$(28,816)	$22,063	$(50,879)

Net claims and claim expenses incurred - current accident year	$155,094	$162,591	$(7,497)
Net claims and claim expenses incurred - prior years	22,144	(33,407)	55,551

Net claims and claim expenses incurred - total	$177,238	$129,184	$48,054

Net claims and claim expense ratio - current accident year	68.1%	71.6%	(3.5%)
Net claims and claim expense ratio - prior accident years	9.7%	(14.7%)	24.4%

Net claims and claim expense ratio - calendar year	77.8%	56.9%	20.9%
Underwriting expense ratio	34.9%	33.4%	1.5%

Combined ratio	112.7%	90.3%	22.4%

Individual Risk Segment Gross Premiums Written – Premiums generated by our Individual Risk segment decreased $31.8 million, or 8.0%, to $363.9 million in the first six months of 2009 compared to $395.7 million in the first six months of 2008. The decrease in gross premiums written was primarily due to decreases of $43.2 million, $13.0 million and $10.3 million from our commercial property, commercial multi-line and personal lines property businesses as a result of our decision in late 2008 to terminate several program manager relationships and a commercial property quota share contract as a result of the then softening market conditions and, during the second quarter of 2009, reduce our participation on a personal lines property quota share contract. The latter decision resulted in an $11.6 million reduction in gross premiums written. Offsetting these decreases in gross premiums written for the first six months of 2009, was a $34.7 million increase, or 16.6% increase, in our multi-peril crop insurance premium, principally driven by new business which more than offset a decline in commodity prices. Net premiums written decreased $52.6 million to $268.4 million in the first six months of 2009, compared to $321.0 million in the first six months of 2008 due to the decrease in gross premiums written and a $20.8 million increase in ceded premiums written.

Our Individual Risk premiums can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out, of quota share reinsurance contracts of in-force books of business. In addition, our gross premiums written in respect of our multi-peril crop insurance line of business are subject to fluctuations from a number of factors including the impact of relevant commodity prices.

Individual Risk Segment Underwriting Results – Our Individual Risk segment incurred an underwriting loss of $28.8 million in the first six months of 2009, compared to generating $22.1 million of underwriting income in the first six months of 2008, a decrease of $50.9 million. In the first six months of 2009, our Individual Risk segment generated a net claims and claim expense ratio of 77.8%, an underwriting expense ratio of 34.9% and a combined ratio of 112.7%, compared to 56.9%, 33.4% and 90.3%, respectively, in the first six months of 2008.

The decrease in our Individual Risk segment’s underwriting income and corresponding increase in the segment’s combined ratio was due primarily to a $48.1 million increase in net claims and claim expenses incurred. Our Individual Risk prior year reserves experienced unfavorable development of $22.1 million in the first six months of 2009 primarily driven by our multi-peril crop insurance line of business related to the 2008 crop year due to an increase in the severity of reported losses incurred during 2008 and reported during the first half of 2009. In comparison, during the first six months of 2008, we experienced $33.4 million of favorable development on prior year reserves, primarily due to favorable claims emergence. The favorable development in the first six months of 2008 includes $18.8 million attributable to the close of the 2007 crop year for the Company’s multi-peril crop insurance program.

As discussed below under “Reserves for Claims and Claim Expenses”, the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our multi-peril crop insurance line of business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as the timing of an event that may have given rise to a loss in light of the overall potential planting season; whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season, or in some cases, well into the following year; as well as what commodity prices are at the end of the policy period. In addition, management has to estimate which losses will be ceded to the Federal Crop Insurance Corporation. Our estimate of net claims and claim expenses incurred for the multi-peril crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Six months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$79,134	$95,843	$(16,709)
Short term investments	5,812	31,134	(25,322)
Other investments
Hedge funds and private equity investments	(7,414)	(31,335)	23,921
Other	83,561	(2,578)	86,139
Cash and cash equivalents	530	3,944	(3,414)

	161,623	97,008	64,615
Investment expenses	(5,204)	(5,820)	616

Net investment income	$156,419	$91,188	$65,231

Net investment income was $156.4 million in the first six months of 2009, compared to net investment income of $91.2 million in the first six months of 2008. The $65.2 million increase in net investment income was principally driven by an $86.1 million increase in net investment income from our other investments, principally senior secured bank loan funds and non-U.S. fixed income funds, and partially offset by a $16.7 million and $25.3 million decrease in net investment income from our fixed maturity investments available for sale and short term investments, respectively, primarily due to lower average invested assets, combined with lower yields due to the current lower interest rate environment. Our hedge fund, private equity and other investments are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $52.3 million in the first six months of 2009, compared to $49.8 million of net unrealized losses in the first six months of 2008. Our net investment income for the second quarter of 2009 benefitted from the significant tightening of credit spreads during the quarter, which resulted in increases in the fair value of many of our investments. We do not anticipate a repeat of the investment performance in the second quarter of 2009, in future periods.

The reductions in the Federal Funds rate by the Board of Governors of the Federal Reserve Board and corresponding decline in interest rates has lowered the interest rate at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the foreseeable future. Among other factors, our current asset allocations reflect a relative reduction from earlier periods of the number of classes of securities characterized by higher estimated yields and expected risk, which has reduced the yield to maturity for our investment portfolio and which we expect will also impact future net investment income.

Net Realized Gains on Investments and Net Other-Than-Temporary Impairments

Six months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars)
Gross realized gains	$64,636	$38,878	$25,758
Gross realized losses	(23,621)	(21,754)	(1,867)

Net realized gains on investments	$41,015	$17,124	$23,891

Total other-than-temporary impairments	(24,311)	(51,955)	27,644
Portion recognized in other comprehensive income, before taxes	3,456	—	3,456

Net other-than-temporary impairments	$(20,855)	$(51,955)	$31,100

In the first six months of 2009, we generated net realized investment gains of $41.0 million compared to $17.1 million in the first six months of 2008, an improvement of $23.9 million. Net other-than-temporary impairments were $20.9 million in the first six months of 2009, compared to $52.0 million in the first six months of 2008. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. For the six months ended June 30, 2008 and for the first three months of 2009, we recognized other-than-temporary impairments if we could not assert that we had the ability and intent to hold our securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with SAB Topic 5M, and other authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For the six months ended June 30, 2008 and for the first three months of 2009, we recognized other-than-temporary impairments under the pre-FAS 115-2 guidance of $52.0 million and $19.1 million, respectively. Under FAS 115-2, which we adopted in the second quarter of 2009, we recorded $5.3 million of total other-than-temporary impairments of which $1.8 million was recognized in earnings and includes $1.6 million for credit losses and $0.2 million for investments we intend to sell, with the remaining $3.5 million related to other factors recorded as an unrealized loss in accumulated other comprehensive income.

Equity in Earnings of Other Ventures

Six months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars)
Top Layer Re	$6,322	$6,636	$(314)
Tower Hill and the Tower Hill Companies	45	2,217	(2,172)
Starbound II	—	2,425	(2,425)
Other	801	(156)	957

Total equity in earnings of other ventures	$7,168	$11,122	$(3,954)

Equity in earnings of other ventures in the first six months of 2009 primarily represents our pro-rata share of the net income from our investments in Top Layer Re, Tower Hill and the Tower Hill Companies, and in the first six months of 2008, Starbound II. Equity in earnings of other ventures generated $7.2 million in income in the first six months of 2009, compared to $11.1 million in the first six months of 2008. The $4.0 million decrease in equity in earnings of other ventures in the first six months of 2009 compared to the first six months of 2008 is primarily due to Starbound II becoming a consolidated entity effective July 1, 2008, combined with lower equity in earnings from Tower Hill and the Tower Hill Companies.

The equity pick-up for our earnings in Tower Hill and the Tower Hill Companies is recorded one quarter in arrears.

Other (Loss) Income

Six months ended June 30,	2009	2008	Change
(in thousands of U.S. dollars)
Weather and energy risk operations	$11,242	$20,479	$(9,237)
Weather-related and loss mitigation	(6,242)	(4,083)	(2,159)
Assumed and ceded reinsurance contracts accounted for at fair value or as deposits	(10,606)	(4,175)	(6,431)
Mark-to-market on Platinum warrant	(13,300)	(7,912)	(5,388)
Other items	455	3,679	(3,224)

Total other (loss) income	$(18,451)	$7,988	$(26,439)

In the first six months of 2009, we incurred an other loss of $18.5 million, compared to generating $8.0 million of other income in the first six months of 2008. The $26.4 million decrease in other (loss) income was primarily due to a $9.2 million decrease in net income from our weather and energy risk operations, an increase in the negative mark-to-market adjustment of $5.4 million on the fair value of our warrant to purchase 2.5 million shares of Platinum common stock as a result of a decrease in the common share price of Platinum and a $6.4 million increase in other loss related to our assumed and ceded reinsurance contracts accounted for as derivatives and deposits, principally due to the inception of several new contracts during the second quarter of 2009.

The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance year to date will be indicative of future periods.

Other Items

Interest expense decreased by $4.4 million to $8.3 million in the first six months of 2009, compared to $12.7 million in the first six months of 2008, primarily the result of the repayment at maturity of our 7.0% Senior Notes, which came due on July 15, 2008. Offsetting this decrease was an increase in interest expense on our revolving credit facility under which $150.0 million was outstanding throughout the first six months of 2009. The average interest rate on this borrowing during the first six months of 2009 was 2.7%, lower than the 7.0% coupon rate on a series of Senior Notes repaid at maturity in July 2008 with the proceeds of our current revolving credit facility drawdown.

Income tax benefit (expense) increased by $1.6 million to a benefit of $0.2 million in the first six months of 2009, compared to an expense of $1.4 million in the first six months of 2008, due primarily to our U.S. operations incurring a loss during the first six months of 2009.

Attribution of Net Income

A portion of our net income is attributable to the third party redeemable noncontrolling interest holders in DaVinciRe. The net income attributed to the redeemable noncontrolling interest holders increased $3.5 million to $85.1 million in the first six months of 2009, compared to $81.7 million in the first six months of 2008, due to the increased profitability of DaVinciRe and partially offset by an increase in our ownership of DaVinciRe to 38.2% in the first six months of 2009, compared to 22.8% in the first six months of 2008.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt, and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our U.S. and Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our U.S. and Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At June 30, 2009, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.2 billion, and the amount of capital and surplus required to be maintained was $498.9 million. During the first six months of 2009, Renaissance Reinsurance, DaVinciRe and operating subsidiaries of RenRe Insurance returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $415.3 million, $nil and $nil, respectively, compared with $238.1 million, $100.0 million and $nil, respectively, during the first six months of 2008.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At June 30, 2009, the consolidated statutory capital and surplus of Stonington was $131.2 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. As of April 9, 2009, we entered into an amended and restated revolving credit facility to meet additional liquidity and capital requirements. At June 30, 2009, the $150.0 million borrowed under our pre-existing facility, which we used to pay at maturity our 7.0% Senior Notes which came due July 15, 2008, remains outstanding under the new facility. See “Capital Resources” section below.

CASH FLOWS

Cash flows from operating activities in the first six months of 2009 were $211.5 million, which principally consisted of our net income of $474.7 million and increases in reserves for unearned premiums of $558.8 million, offset by a $189.8 million decrease in reserve for claims and claim expenses, net, a $184.0 million increase in reinsurance balances payable, partially offset by a $506.0 million increase in premiums receivable, and a $162.2 million increase in ceded reinsurance balances, among other items. The increase in the reserve for unearned premium and premiums receivable was principally due to the increase in gross premiums written as part of the June 1st renewals.

Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of hurricanes Gustav and Ike during the third quarter of 2008 meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary materially from preliminary estimates. As a result, our cash flows from operations will be impacted accordingly. In addition, given the severity of losses incurred in 2005 from the large catastrophes in that year, many of which remain unpaid at June 30, 2009, it is likely that we will experience a significant amount of paid claims in the remainder of 2009 and beyond which could reduce our cash flows from operations during those periods, perhaps significantly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at June 30, 2009 and December 31, 2008:

June 30, 2009	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$215,829	$254,199	$216,781	$686,809
Specialty reinsurance	108,376	142,266	387,696	638,338

Total Reinsurance	324,205	396,465	604,477	1,325,147
Individual Risk	199,646	15,948	397,554	613,148

Total	$523,851	$412,413	$1,002,031	$1,938,295

At December 31, 2008
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$312,944	$297,279	$250,946	$861,169
Specialty reinsurance	113,953	135,345	387,352	636,650

Total Reinsurance	426,897	432,624	638,298	1,497,819
Individual Risk	253,327	14,591	394,875	662,793

Total	$680,224	$447,215	$1,033,173	$2,160,612

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the first six months of 2009 and 2008, changes to prior year estimated claims reserves increased our net income by $99.0 and $94.7 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

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

CAPITAL RESOURCES

Our total capital resources at June 30, 2009 and December 31, 2008 were as follows:

(in thousands of U.S. dollars)	June 30, 2009	December 31, 2008	Change
Common shareholders’ equity	$2,753,602	$2,382,743	$370,859
Preference shares	650,000	650,000	—

Total shareholders’ equity	3,403,602	3,032,743	370,859
5.875% Senior Notes	100,000	100,000	—
RenaissanceRe revolving credit facility - borrowed	150,000	150,000	—
RenaissanceRe revolving credit facility - unborrowed	195,000	350,000	(155,000)
DaVinciRe revolving credit facility - borrowed	200,000	200,000	—
DaVinciRe revolving credit facility - unborrowed	—	—	—
Renaissance Trading credit facility - borrowed	—	—	—
Renaissance Trading credit facility - unborrowed	10,000	10,000	—

Total capital resources	$4,058,602	$3,842,743	$215,859

In the first six months of 2009, our capital resources increased by $215.9 million, primarily due to our comprehensive income attributable to RenaissanceRe of $402.5 million, and partially offset by $29.9 million of dividends on common shares during the first six months of 2009 and, effective April 9, 2009, the decrease in our committed revolving credit agreement (the “Credit Agreement”) from $500.0 million to $345.0 million, as discussed below.

Capital resources at June 30, 2009 have not changed materially compared to December 31, 2008, as updated in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009, except as noted below.

RenaissanceRe Revolving Credit Facility (“Credit Agreement”)

Effective April 9, 2009, we amended and restated our Credit Agreement. The Credit Agreement provides for a revolving commitment of up to $345.0 million. As part of the $345.0 million commitment, letters of credit may be issued for the benefit of the Company’s subsidiaries in an aggregate amount up to $150.0 million, of which up to $75.0 million may be used for the issuance of letters of credit on behalf of the Company’s non-insurance subsidiaries. At June 30, 2009, the $150.0 million borrowed under the Company’s prior facility remains outstanding under the new agreement. The Company has the right, subject to satisfying certain conditions, to increase the size of the facility to $500.0 million. Amounts borrowed under the Credit Agreement bear interest at a rate selected by the Company equal to the Base Rate or LIBOR plus a margin, all as more fully set forth in the Credit Agreement. The scheduled commitment termination date under the Credit Agreement is March 31, 2010.

The Credit Agreement contains representations, warranties and covenants we believe to be customary for bank loan facilities of this type, including customary covenants limiting the Company’s ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of assets, incur liens and declare or pay dividends under certain circumstances. The Credit Agreement also contains certain financial covenants we believe to be customary for reinsurance and insurance companies in revolving credit facilities of this type, which generally provide that the Company’s consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of the Company and Renaissance Reinsurance shall equal or exceed $1.8 billion and $960.0 million, respectively, subject to a grace period in the case of the Net Worth Requirements which is conditioned on, among other things, Renaissance Reinsurance maintaining a certain financial strength rating, all as more fully set forth in the Credit Agreement.

A renewal of this credit facility may be on terms that are less favorable to us than the current facility, particularly in light of the period of continuing disruptions, uncertainty and volatility in the capital and credit markets, during which access to capital on attractive terms has been challenging for many companies. Our ability to renew this facility at its current or extended capacity, and the terms of doing so, will depend upon the facts and circumstances at the time, including our financial position, operating results and credit and capital market conditions.

Letters of Credit

At June 30, 2009, we had $995.2 million of letters of credit with effective dates on or before June 30, 2009 outstanding under our principal letter of credit facility and total letters of credit outstanding under all facilities of $1,000.2 million. The scheduled termination date under our principal letter of credit facility is April 27, 2010.

In addition, our subsidiary, Stonington, has provided letters of credit in the amount of $9.2 million to two counterparties which are secured by cash and eligible marketable securities and Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

The capacity needed for renewal of these letter of credit facilities, if available at all, may be on terms that are unfavorable to us, particularly in light of the period of recent disruptions, uncertainty and volatility in the capital and credit markets, during which access to capital on attractive terms has been challenging for many companies. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position, operating results and credit and capital market conditions.

Guarantees

At June 30, 2009, the Company has provided guarantees in the amount of $94.4 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, we may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Funds at Lloyd’s Facility

On April 29, 2009, Renaissance Reinsurance entered into a Master Reimbursement Agreement (the “Reimbursement Agreement”) and a Pledge Agreement (the “Pledge Agreement”) with Citibank Europe PLC (“CEP”). The Reimbursement Agreement provides for the issuance and renewal of letters of credit by CEP from time to time in its sole discretion, which will be used to support business written by the newly formed Syndicate 1458, described above. Letter of credit fees will be payable pursuant to the terms of the Reimbursement Agreement. Two letters of credit in the amount of $109.5 million and £25.0 million, respectively, were issued by CEP on April 29, 2009, having an expiration date of December 31, 2013. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge and maintain certain securities with a collateral value equal to 75% of the aggregate amount of the then outstanding letters of credit. In respect of the 25% unsecured portion, Renaissance Reinsurance is required to comply with certain financial covenants, including maintaining a certain minimum financial strength rating, minimum net worth, and a maximum consolidated debt to capital ratio for the consolidated group. In the event Renaissance Reinsurance is unable to satisfy any of these financial covenants, it will be required to pledge additional collateral in respect of the unsecured portion.

SHAREHOLDERS’ EQUITY

In the first six months of 2009, our consolidated shareholders’ equity increased by $370.9 million to $3.4 billion at June 30, 2009, from $3.0 billion at December 31, 2008. The change in shareholders’ equity was primarily due to our comprehensive income attributable to RenaissanceRe of $402.5 million and partially offset by $29.9 million of dividends paid to RenaissanceRe common shareholders.

INVESTMENTS

At June 30, 2009, we held investments totaling $6.2 billion, compared to $6.0 billion at December 31, 2008.

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars)	June 30, 2009	December 31, 2008	Change
Fixed maturity investments available for sale, at fair value	$4,230,443	$2,996,885	$1,233,558
Short term investments, at fair value	1,074,469	2,172,343	(1,097,874)
Other investments, at fair value	779,416	773,475	5,941

Total managed investments portfolio	6,084,328	5,942,703	141,625
Investments in other ventures, under equity method	91,677	99,879	(8,202)

Total investments	$6,176,005	$6,042,582	$133,423

Our total investments at June 30, 2009 increased by $133.4 million from December 31, 2008, primarily as a result of the investment of a portion of our operating cash flows generated during the first six months of 2009. In addition, our fixed maturity investments available for sale portfolio increased by $1.2 billion and our short term investments portfolio decreased by a corresponding amount of $1.1 billion. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, highly rated sovereign and supranational securities, high-grade corporate securities, FDIC guaranteed corporate securities and mortgage-backed and asset-backed securities. At June 30, 2009, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2008 – AA), an average duration of 2.5 years (December 31, 2008 – 1.5 years) and an average yield to maturity of 3.0% (December 31, 2008 – 2.8%).

Other Investments

The table below shows our portfolio of other investments at June 30, 2009 and December 31, 2008:

(in thousands of U.S. dollars)	June 30, 2009	December 31, 2008	Change
Private equity partnerships	$263,263	$258,901	$4,362
Senior secured bank loan funds	259,234	215,870	43,364
Catastrophe bonds	100,502	93,085	7,417
Non-U.S. fixed income funds	68,192	81,719	(13,527)
Hedge funds	66,625	105,838	(39,213)
Miscellaneous other investments	21,600	18,062	3,538

Total other investments	$779,416	$773,475	$5,941

The fair value of certain of our fund investments, which principally include hedge funds, private equity partnerships, senior secured bank loan funds and non-U.S. fixed income funds, is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. In these circumstances, we estimate the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, we use all credible information available to us. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have reported results, or other valuation methods, as necessary. Actual final fund valuations may differ from our estimates and these differences are recorded in the period they become known as a change in estimate. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $76.1 million of net investment income for the first six months of 2009, compared to a loss of $33.9 million for the first six months of 2008. Of this amount, $52.3 million relates to net unrealized gains compared with $49.8 million of net unrealized losses for the first six months of 2009 and 2008, respectively. Our investment in hedge funds decreased $39.2 million to $66.6 million at June 30, 2009, compared to $105.8 million at December 31, 2008, principally as a result of $39.4 million in redemptions during the first six months of 2009.

We have committed capital to private equity partnerships and other entities of $612.1 million, of which $362.3 million has been contributed at June 30, 2009.

EFFECTS OF INFLATION

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. In addition, as summarized in “Current Outlook” below, it is possible that the risk of general economic inflation has increased which could, among other things, cause claims and claim expenses to increase and also impact the performance of our investment portfolio. The actual effects of this inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The onset, duration and severity of an inflationary period cannot be estimated with precision.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2008 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. Contractual obligations at June 30, 2009 have not changed materially compared to December 31, 2008.

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

CURRENT OUTLOOK

General Economic Conditions

While there have been some indicators of stabilization, the United States and numerous other leading markets around the world continue to experience significant recessionary conditions, and we believe meaningful risk remains of potential further deterioration in economic conditions, including substantial and continuing financial market disruptions. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions, in an effort to increase liquidity and capital availability, if economic conditions do not stabilize or deteriorate further through 2009, the business environment in our principal markets would be further adversely affected, which accordingly could adversely affect demand for the products sold by us or our clients. In addition, during an economic downturn we believe our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, among others, is likely to be increased. Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

While we continuously monitor the financial markets for opportunities to raise capital or refinance existing obligations on attractive terms, we do not currently expect to require additional external capital in the near term, notwithstanding our recent growth in gross premiums written. However, our operations are subject to the ever present potential for significant volatility in capital due primarily to our exposure to potentially significant catastrophic events; if the current financial market disruption should continue, it could prove difficult to raise capital, if needed, on attractive terms or at all, which would have a material negative impact on our operations. In addition, our principal existing letter of credit facility and our revolving credit facility are scheduled to expire on April 27, 2010 and March 31, 2010 respectively. For more information, refer to “Capital Resources” above.

Ongoing conditions in the investment markets, the interest rate environment and general economic conditions could adversely affect our net investment income on our fixed income investments and our other invested assets. In the second quarter of 2009, our investment results benefited from factors including spreads tightening and improving valuation. The Company does not anticipate a repeat of this quarter’s investment performance in future periods. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Net investment income is an important contributor to the Company’s results of operations, and we currently expect the investment environment to remain challenging for the foreseeable future. We expect the current volatile financial markets and challenging economic conditions to persist for some time and we are unable to predict with certainty when conditions might improve, or the pace or scale of any such improvement.

Market Conditions and Competition

The 2008 hurricane season proved to be an active year meteorologically, with the occurrence of two significant hurricanes, Gustav and Ike, as well as a number of smaller storms such as Dolly, Fay and Hanna, making landfall in the United States. In addition, the dislocations in the investment markets eroded the capital and surplus of many market participants. Partially as a result, the June 1 and July 1 catastrophe reinsurance renewals generally evidenced a continuation of attractive market conditions, while also reflecting increased supply of private market capital and the impact on market demand of several large state catastrophe programs which purchased private market insurance in 2008 and prior periods, but have not done so to date in 2009. We are unable to predict how long current market conditions may persist, although we expect it may prove to be relatively temporary, as the duration of recent hard market cycles has contracted in recent years. Moreover, our markets may also experience increased loss costs, decreased pricing flexibility and potentially reduced consumer purchasing power, which could result in somewhat reduced underwriting profitability for the industry overall. In addition, pricing conditions in other lines of insurance and reinsurance have not yet evidenced substantial firming; while the pricing cycle in these lines has historically lagged property catastrophe in the past, current conditions may be adversely impacted by decreased commercial and consumer purchasing power as a result of the ongoing economic dislocation, and by the actions of certain market participants, including some who have been impacted by the economic crisis. We believe that our strong relationships, strong ratings, and track record of superior claims paying and other client service, has and will continue to enable us to compete robustly for the business we find attractive.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically over recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time.

With respect to our Individual Risk segment, prior to recent developments in the financial markets and in our industry, we had expected to experience increasing competition for attractive new programs, and for the retention of our current programs. At this time, we believe it is possible that the increased pricing pressures we had been experiencing across many of the lines of individual risk business we write have begun to moderate as a result of the factors noted above, as well as the prospects for increased fragmentation amongst certain competitors and other market participants. Market conditions are fluid and evolving and we cannot assure you that pricing conditions in these markets will improve or that we will succeed in growing our business if they do. While we are seeing new opportunities in our multi-peril crop insurance line of business, premiums in this line of business are inherently volatile as they are driven in part by commodity prices, which are subject to significant short and long term price changes. We have begun to see and write various attractive opportunities through our new initiative, our direct written commercial property insurance operations, which, as noted above, we launched in April 2009. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships and seek to respond quickly to potential growth opportunities, our in-depth due diligence process means that growth opportunities within this segment take time. We believe that we have established ourselves as an effective and creative, though disciplined, partner, and as a result we are presented with many of the more attractive opportunities for which to compete.

In addition, we continue to explore potential strategic investments and other opportunities from time to time that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. We currently expect the competitive conditions in our core businesses, and the ongoing dislocation in the capital and credit markets, may present additional, potentially attractive growth, investment and operational opportunities, particularly given our strong reputation, financial resources, and track record.

Legislative and Regulatory Update

In January 2007, the State of Florida enacted legislation which, among other things, increased the below-market rate-reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”) by an additional $12.0 billion per season, and expanded the ability of Citizens Property Insurance Corporation (“Citizens”), a state-sponsored entity, to compete with private insurance companies, such as ours. In October 2008, the Advisory Council to the FHCF received a report analyzing the significant challenges the FHCF would face, in part in light of the ongoing global financial market dislocation, if required to fund a significant amount of its total potential financial obligations. A failure of the FHCF to honor its obligations would adversely impact the Florida market, perhaps significantly, and would pose meaningful challenges to the insurers who have purchased coverage from the FHCF, including many of our clients, and to Florida homeowners and business who rely on insurers required to buy reinsurance from the FHCF. In response to these issues, in May 2009, Florida Governor Charlie Crist signed HB 1495 that will, among other things, permit incremental increases in the property insurance rates charged by Citizens of up to 10% annually until such time as its rates are actuarially sound. The bill also reduces the state’s significant exposure in the FHCF by phasing out the $12.0 billion upper layers by $2.0 billion a year beginning in 2009 until they are eliminated while substantially increasing the rate charged for such coverage. It is possible that the implementation of this legislation will differ from the private market’s expectation of the legislative intent, or that the legislation will be amended or otherwise altered in the future.

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

In April 2009, U.S. Senator Bill Nelson introduced the “Catastrophe Obligation Guarantee Act” (S. 886) (the “COGA”) to federally guarantee bond issuances by certain government entities, potentially including the FHCF and the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. Similar legislation has been introduced in the House of Representatives by one of the sponsors of the 2007 Bills. If enacted, the legislation would likely contribute to growth of these state entities or the inception or adverse alteration of other state entities. While none of this legislation has been enacted by the U.S. Senate to date, and the introduction of COGA remains relatively recent, we believe they will continue to be considered by Congress and, if enacted, could adversely impact the markets for our risk coverages and other products.

In 2008, Congress conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. In September of that year, U.S. Rep. Richard Neal introduced one such proposal, H.R. 6969 (the “Neal Bill”), a bill which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The bill, which has been referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined in reference to individual business lines). In the fourth quarter of 2008, the Senate Finance Committee released a staff discussion draft, which was substantively similar to the Neal Bill. While this legislation has yet to be enacted, the respective sponsors of these bills have announced plans to reintroduce them in 2009, and we can provide no assurance that this legislation or similar legislation will not be adopted. We believe that passage of such legislation would adversely affect us, perhaps materially.

In March 2009, U.S. Senator Carl Levin and Rep. Lloyd Doggett introduced legislation in the U.S. Senate and House, respectively, entitled the “Stop Tax Haven Abuse Act” (S. 506). If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, entities whose shares are publicly traded on an established securities market, or whose gross assets are $50.0 million or more, if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. In addition, among other things, the legislation would establish presumptions for entities and transactions in jurisdictions deemed to be “offshore secrecy jurisdictions” and would provide a list of such jurisdictions. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.

The Obama administration and Congress have made, or called for consideration of, several additional proposals relating to a variety of issues, including cap and trade on emissions, universal healthcare, financial regulation reform, including regulation of the OTC derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, executive compensation and others. The Company continues to carefully monitor relevant proposals and believes that these and other potential proposals could have varying degrees of impact on the Company ranging from minimal to material. At this time, the Company is unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the Company.

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

•

risks relating to adverse legislative developments including risks that the state of Florida continues to expand the reinsurance coverages offered by the FHCF or the insurance policies written by Citizens, or that Florida or other states implement new programs or expand current ones which reduce the size of the private market; and the risk that new, state based or federal legislation will be enacted and adversely impact us;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks relating to our strategy of relying on third party program managers, third party administrators, and other vendors to support our Individual Risk operations;

•

risks due to our dependence on relatively few insurance and reinsurance brokers for a large portion of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers, a trend which we believe has been accelerated by the merger of AON Corporation and Benfield Group Limited during November 2008 and the acquisition by Guy Carpenter & Company, LLC of John B. Collins Associates, Inc., during March 2009;

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

•

risks associated with a sustained weakness or weakening in business and economic conditions, particularly in the principal markets in which we do business, which may adversely affect the demand for our products and ultimately our business and operating results;

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

•

changes in economic conditions, including interest rate, currency, inflation, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the ongoing financial crisis, both globally and in the U.S.;

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

•

risks that we may require additional capital in the future, particularly after a catastrophic event or to support potential growth opportunities in our business, and risks relating to the required renewal of our revolving credit facility and principal letter of credit facility in 2010, which in the case of each of the foregoing may not be available or may be available only on unfavorable terms, risks which we believe to be heightened during the ongoing financial market crisis;

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

•

we operate in a highly competitive environment, which we expect to increase over time, including from the relatively new entrants formed following hurricane Katrina, from new competition from non-traditional participants as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products and as a result of consolidation in the (re)insurance industry, recently exemplified by the proposed amalgamation of IPC Holdings, Ltd. and Validus Holdings, Ltd., as well as the contemplated acquisition of PARIS RE Holdings Limited by PartnerRe Ltd.;

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

•	acts of terrorism, war or political unrest; and

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our claims and claim expense reserves which are discussed in more detail above under “Reserves for Claims and Claim Expenses.”. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, we believe that no individual, normal course litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.

Item 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 20, 2008, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. During the three months ended June 30, 2009, no shares were repurchased under this program. The repurchases reflected below during the three months ended June 30, 2009 exclusively represent shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price, or payment of taxes in connection with the exercise, of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$382.4
April 1 - 30, 2009	466	$51.41	466	$51.41	—	$—	—
May 1 - 31, 2009	526	$46.76	526	$46.76	—	$—	—
June 1 - 30, 2009	45	$47.40	45	$47.40	—	$—	—

Total	1,037	$48.88	1,037	$48.88	—	$—	$382.4

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	Our 2009 Annual General Meeting of Shareholders was held on May 21, 2009.

(b)	Proxies were solicited by our management pursuant to Regulation 14A under the Exchange Act; there was no solicitation of opposition to our nominees listed in the proxy statement; the re-elected directors were re-elected for three year terms as described in item (c)(1) below.

The other directors, whose terms of office as a director continued after the meeting are:

David C. Bushnell	Henry Klehm, III
James L. Gibbons	Ralph B. Levy
Jean D. Hamilton	Anthony M. Santomero
William F. Hecht	Nicholas L. Trivisonno

(c)	The following matters were voted upon at the Annual General Meeting with the voting results indicated:

(1)	The Board Nominees Proposal

Our Bye-laws provide for a classified Board, divided into three classes of approximately equal size. At the 2009 Annual Meeting, the shareholders elected three Class II Directors, who shall serve until our 2012 Annual Meeting.

Nominee	Votes For	Votes Withheld
Neill A. Currie	53,176,421	2,139,573
Thomas A. Cooper	53,150,250	2,165,743
W. James MacGinnitie	53,171,082	2,144,911

(2)	The Auditors Proposal

Our shareholders voted to approve the appointment of Ernst & Young Ltd. as our independent auditors for the 2009 fiscal year.

Votes For	Votes Against	Votes Abstained
55,289,909	22,437	3,647

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

10.1	Employment Agreement, dated as of June 10, 2009, between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 15, 2009).

10.2	Separation, Consulting and Release Agreement, dated as of June 15, 2009, between RenaissanceRe Holdings Ltd. and Fred R. Donner (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 15, 2009).

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RenaissanceRe Holdings Ltd.

By:	/s/ Jeffrey D. Kelly
Jeffrey D. Kelly
Executive Vice President, Chief Financial Officer

By:	/s/ Mark A. Wilcox
Mark A. Wilcox
Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: July 29, 2009