Form 10-Q
period 2009-09-30
RENAISSANCERE HOLDINGS LTD
filed 2009-10-28
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of October 22, 2009 was 62,400,299.

Total number of pages in this report: 80

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $4,413,428 and $2,916,991 at September 30, 2009 and December 31, 2008, respectively)	$4,505,446	$2,996,885
Short term investments, at fair value	880,406	2,172,343
Other investments, at fair value	812,056	773,475
Investments in other ventures, under equity method	94,859	99,879

Total investments	6,292,767	6,042,582
Cash and cash equivalents	347,993	274,692
Premiums receivable	826,562	565,630
Ceded reinsurance balances	207,257	88,019
Losses recoverable	253,312	299,534
Accrued investment income	34,076	26,614
Deferred acquisition costs	95,614	81,904
Receivable for investments sold	188,497	236,485
Other secured assets	27,464	76,424
Other assets	201,982	217,986
Goodwill and other intangibles	69,175	74,181

Total assets	$8,544,699	$7,984,051

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,837,879	$2,160,612
Reserve for unearned premiums	805,199	510,235
Debt	450,000	450,000
Reinsurance balances payable	457,947	315,401
Payable for investments purchased	247,502	378,111
Other secured liabilities	27,500	77,420
Other liabilities	251,504	290,998

Total liabilities	4,077,531	4,182,777

Commitments and Contingencies

Redeemable noncontrolling interest - DaVinciRe	746,698	768,531

Shareholders’ Equity
Preference shares	650,000	650,000
Common shares	62,390	61,503
Additional paid-in capital	25,494	—
Accumulated other comprehensive income	78,338	75,387
Retained earnings	2,904,248	2,245,853

Total shareholders’ equity	3,720,470	3,032,743

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$8,544,699	$7,984,051

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2009 and 2008

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues
Gross premiums written	$202,413	$239,806	$1,655,886	$1,574,419

Net premiums written	$75,098	$194,408	$1,153,304	$1,211,546
Decrease (increase) in unearned premiums	220,915	184,934	(175,726)	(146,717)

Net premiums earned	296,013	379,342	977,578	1,064,829
Net investment income	106,815	15,767	263,234	106,955
Net foreign exchange gains (losses)	1,556	3,448	(12,761)	8,153
Equity in earnings of other ventures	4,331	2,333	11,499	13,455
Other income (loss)	13,424	2,258	(5,027)	10,246
Net realized gains on investments	16,794	11,198	57,809	28,322
Total other-than-temporary impairments	(1,408)	(98,808)	(25,719)	(150,763)
Portion recognized in other comprehensive income, before taxes	1,062	—	4,518	—

Net other-than-temporary impairments	(346)	(98,808)	(21,201)	(150,763)

Total revenues	438,587	315,538	1,271,131	1,081,197

Expenses
Net claims and claim expenses incurred	38,567	535,347	191,587	731,720
Acquisition expenses	44,203	54,231	141,302	154,272
Operational expenses	45,498	30,296	132,120	93,903
Corporate expenses	(4,319)	3,116	8,608	18,930
Interest expense	3,748	5,379	12,084	18,120

Total expenses	127,697	628,369	485,701	1,016,945

Income (loss) before taxes	310,890	(312,831)	785,430	64,252
Income tax (expense) benefit	(3,993)	455	(3,793)	(936)

Net income (loss)	306,897	(312,376)	781,637	63,316
Net (income) loss attributable to redeemable noncontrolling interest - DaVinciRe	(37,694)	91,977	(122,821)	10,321

Net income (loss) attributable to RenaissanceRe	269,203	(220,399)	658,816	73,637
Dividends on preference shares	(10,575)	(10,575)	(31,725)	(31,725)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$258,628	$(230,974)	$627,091	$41,912

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share - basic	$4.15	$(3.79)	$10.09	$0.66

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share - diluted (1)	$4.12	$(3.79)	$10.03	$0.65

Dividends per common share	$0.24	$0.23	$0.72	$0.69

(1)	Earnings per share calculations use average common shares outstanding - basic, when in a net loss position, as required by the Earnings Per Share Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2009 and 2008

(in thousands of United States Dollars)

(Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008
Preference shares
Balance - January 1	$650,000	$650,000
Repurchase of shares	—	—

Balance - September 30	650,000	650,000

Common shares
Balance - January 1	61,503	68,920
Repurchase of shares	—	(8,064)
Exercise of options and issuance of restricted stock and awards	887	545

Balance - September 30	62,390	61,401

Additional paid-in capital
Balance - January 1	—	107,867
Repurchase of shares	—	(129,428)
Reduction in redeemable noncontrolling interest - DaVinciRe	1,870	—
Exercise of options and issuance of restricted stock and awards	23,624	21,561

Balance - September 30	25,494	—

Accumulated other comprehensive income
Balance - January 1	75,387	44,719
Cumulative effect of change in accounting principle, net of taxes (1)	(76,198)	—
Change in net unrealized gains (losses) on investments	83,667	(28,175)
Portion of other-than-temporary impairments recognized in other comprehensive income	(4,518)	—

Balance - September 30	78,338	16,544

Retained earnings
Balance - January 1	2,245,853	2,605,997
Cumulative effect of change in accounting principle, net of taxes (1)	76,198	—
Net income	781,637	63,316
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(122,821)	10,321
Repurchase of shares	—	(290,914)
Dividends on common shares	(44,894)	(43,699)
Dividends on preference shares	(31,725)	(31,725)

Balance - September 30	2,904,248	2,313,296

Total Shareholders’ Equity	$3,720,470	$3,041,241

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by the Investments - Debt and Equity Securities Topic of the FASB ASC.

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2009 and 2008

(in thousands of United States Dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Comprehensive income (loss)
Net income (loss)	$306,897	$(312,376)	$781,637	$63,316
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) arising during the period	75,777	(22,005)	91,699	(33,567)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(1,062)	—	(4,518)	—

Comprehensive income (loss)	381,612	(334,381)	868,818	29,749
Net (income) loss attributable to redeemable noncontrolling interest - DaVinciRe	(37,694)	91,977	(122,821)	10,321
Other comprehensive (income) loss attributable to redeemable noncontrolling interest - DaVinciRe	(8,442)	2,987	(8,032)	5,392

Comprehensive (income) loss attributable to redeemable noncontrolling interest - DaVinciRe	(46,136)	94,964	(130,853)	15,713

Comprehensive income (loss) attributable to RenaissanceRe	$335,476	$(239,417)	$737,965	$45,462

Disclosure regarding net unrealized gains (losses)
Net unrealized holding gains (losses) arising during the period	$83,783	$(106,628)	$120,275	$(150,616)
Net realized (gains) losses and net other-than-temporary impairments included in net income	(16,448)	87,610	(36,608)	122,441

Change in net unrealized gains (losses) on investments	$67,335	$(19,018)	$83,667	$(28,175)

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(in thousands of United States dollars)

(Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008
Cash flows provided by operating activities

Net income	$781,637	$63,316

Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	1,749	(1,408)
Net realized (gains) losses on investments	(57,809)	(28,322)
Net other-than-temporary impairments	21,201	150,763
Equity in undistributed earnings of other ventures	356	6,900
Net unrealized (gains) losses included in net investment income	(71,478)	104,031
Net unrealized losses included in other (loss) income	(8,745)	934
Change in:
Premiums receivable	(260,932)	(252,971)
Ceded reinsurance balances	(119,238)	(47,571)
Deferred acquisition costs	(13,710)	(9,826)
Reserve for claims and claim expenses, net	(276,511)	288,123
Reserve for unearned premiums	294,964	194,288
Reinsurance balances payable	142,546	85,399
Other	17,968	810

Net cash provided by operating activities	451,998	554,466

Cash flows provided by investing activities

Proceeds from sales and maturities of investments available for sale	7,233,832	7,924,853
Purchases of investments available for sale	(8,687,053)	(7,903,037)
Net sales of short term investments	1,291,937	383,348
Net sales (purchases) of other investments	32,897	(192,485)
Net purchases of investments in other ventures	—	(31,332)
Net sales of other assets	69	—
Net purchase of subsidiaries	—	(76,631)

Net cash (used in) provided by investing activities	(128,318)	104,716

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(44,894)	(43,699)
Dividends paid - preference shares	(31,725)	(31,725)
RenaissanceRe common share repurchase	—	(428,406)
DaVinciRe share repurchase	—	(100,000)
Third party DaVinciRe share transactions	(123,718)	43,549
Redemption of 7.0% Senior Notes	—	(150,000)
Reverse repurchase agreement	(50,042)	—
Net (repayment) drawdown of debt	—	148,049

Net cash used in financing activities	(250,379)	(562,232)

Net decrease in cash and cash equivalents	73,301	96,950

Cash and cash equivalents, beginning of period	274,692	330,226

Cash and cash equivalents, end of period	$347,993	$427,176

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars) (Unaudited)

1.	Organization and Basis of Presentation

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

2.	Ceded Reinsurance

The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses from reinsurers generally in excess of various retentions or on a proportional basis. The Company remains liable to the extent that any third-party reinsurer or other obligor fails to meet its obligations. The earned reinsurance premiums ceded were $170.2 million and $96.8 million for the three months ended September 30, 2009 and 2008, respectively, and $383.3 million and $315.3 million for the nine months ended September 30, 2009 and 2008, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred were $20.1 million and $112.9 million for the three months ended September 30, 2009 and 2008, respectively, and $85.2 million and $151.0 million for the nine months ended September 30, 2009 and 2008, respectively.

3.	Earnings per Share

Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance to determine whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under FASB Accounting Standards Codification (“ASC”) Topic Earnings per Share. Effective January 1, 2009, the two-class method is used to determine earnings per share based on dividends declared on common stock and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Unvested restricted stock granted by the Company to its employees is now considered a participating security. The Company now uses the two-class method to calculate its net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic and diluted. The adoption of this guidance did not have a material effect on the Company’s prior calculations of net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic and diluted, and therefore prior periods have not been restated.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008
(in thousands of U.S. dollars, except per share data)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$258,628	$(230,974)
Amount allocated to participating common shareholders (1)	(6,067)	2,901

	$252,561	$(228,073)

Denominator (in thousands):
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	60,898	60,943

Per common share equivalents of employee stock options and restricted shares	469	751

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	61,367	61,694

Basic income (loss) per RenaissanceRe common share	$4.15	$(3.79)

Diluted income (loss) per RenaissanceRe common share (2)	$4.12	$(3.79)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
(2)	Earnings per share calculations use average common shares outstanding - basic, when in a net loss position, as required by the Earnings Per Share Topic of the FASB ASC.

Nine months ended September 30,	2009	2008
(in thousands of U.S. dollars, except per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$627,091	$41,912
Amount allocated to participating common shareholders (1)	(13,310)	(607)

	$613,781	$41,305

Denominator (in thousands):
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	60,832	63,131

Per common share equivalents of employee stock options and restricted shares	394	994

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	61,226	64,125

Basic income per RenaissanceRe common share	$10.09	$0.66

Diluted income per RenaissanceRe common share	$10.03	$0.65

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

4.	Dividends

The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.24 per common share to shareholders of record on each of March 13, 2009, June 15, 2009 and September 15, 2009.

On May 20, 2008, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million, of which $382.4 million remained available at October 22, 2009. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company did not repurchase any shares during the nine months ended September 30, 2009 under its authorized share repurchase program. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of RenaissanceRe. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

5.	Segment Reporting

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

The Company’s financial results relating to the operating subsidiaries managed by the ventures unit include the financial results of Weather Predict Inc., Weather Predict Consulting Inc., RenRe Energy Advisors Ltd. (“REAL”), formerly known as RenRe Investment Managers Ltd., and Renaissance Trading Ltd. (“Renaissance Trading”) and are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are its investments in other ventures, including Top Layer Re, Tower Hill Holdings Inc. (“Tower Hill”), Tower Hill Insurance Group, LLC, Tower Hill Claims Services, LLC and Tower Hill Claims Management LLC (collectively the “Tower Hill Companies”), and in respect of the Company’s ownership of a warrant to purchase 2.5 million common shares of Platinum Underwriters Holdings Ltd. (“Platinum”).

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses for the three and nine months ended September 30, 2009 and 2008 is as follows:

Three months ended September 30, 2009	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$132,487	$83,349	$(13,423)	$—	$202,413

Net premiums written	$43,202	$31,896		—	$75,098

Net premiums earned	$202,260	$93,753		—	$296,013
Net claims and claim expenses incurred	(15,914)	54,481		—	38,567
Acquisition expenses	17,164	27,039		—	44,203
Operational expenses	33,961	11,537		—	45,498

Underwriting income	$167,049	$696		—	167,745

Net investment income				106,815	106,815
Equity in earnings of other ventures				4,331	4,331
Other income				13,424	13,424
Interest and preference share dividends				(14,323)	(14,323)
Redeemable noncontrolling interest - DaVinciRe				(37,694)	(37,694)
Other items, net				1,882	1,882
Net realized gains on investments				16,794	16,794
Net other-than-temporary impairments				(346)	(346)

Net income available to RenaissanceRe common shareholders				$90,883	$258,628

Net claims and claim expenses incurred - current accident year	$46,755	$62,256			$109,011
Net claims and claim expenses incurred - prior accident years	(62,669)	(7,775)			(70,444)

Net claims and claim expenses incurred - total	$(15,914)	$54,481			$38,567

Net claims and claim expense ratio - current accident year	23.1%	66.4%			36.8%
Net claims and claim expense ratio - prior accident years	(31.0%)	(8.3%)			(23.8%)

Net claims and claim expense ratio - calendar year	(7.9%)	58.1%			13.0%
Underwriting expense ratio	25.3%	41.2%			30.3%

Combined ratio	17.4%	99.3%			43.3%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Three months ended September 30, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$169,463	$83,685	$(13,342)	$—	$239,806

Net premiums written	$129,229	$65,179		—	$194,408

Net premiums earned	$251,058	$128,284		—	$379,342
Net claims and claim expenses incurred	423,568	111,779		—	535,347
Acquisition expenses	34,469	19,762		—	54,231
Operational expenses	20,602	9,694		—	30,296

Underwriting loss	$(227,581)	$(12,951)		—	(240,532)

Net investment income				15,767	15,767
Equity in earnings of other ventures				2,333	2,333
Other income				2,258	2,258
Interest and preference share dividends				(15,954)	(15,954)
Redeemable noncontrolling interest - DaVinciRe				91,977	91,977
Other items, net				787	787
Net realized gains on investments				11,198	11,198
Net other-than-temporary impairments				(98,808)	(98,808)

Net loss attributable to RenaissanceRe common shareholders				$9,558	$(230,974)

Net claims and claim expenses incurred - current accident year	$454,187	$117,157			$571,344
Net claims and claim expenses incurred - prior accident years	(30,619)	(5,378)			(35,997)

Net claims and claim expenses incurred - total	$423,568	$111,779			$535,347

Net claims and claim expense ratio - current accident year	180.9%	91.3%			150.6%
Net claims and claim expense ratio - prior accident years	(12.2%)	(4.2%)			(9.5%)

Net claims and claim expense ratio - calendar year	168.7%	87.1%			141.1%
Underwriting expense ratio	21.9%	23.0%			22.3%

Combined ratio	190.6%	110.1%			163.4%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Nine months ended September 30, 2009	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,221,035	$447,229	$(12,378)	$—	$1,655,886

Net premiums written	$852,970	$300,334		—	$1,153,304

Net premiums earned	$656,143	$321,435		—	$977,578
Net claims and claim expenses incurred	(40,132)	231,719		—	191,587
Acquisition expenses	57,321	83,981		—	141,302
Operational expenses	98,265	33,855		—	132,120

Underwriting income (loss)	$540,689	$(28,120)		—	512,569

Net investment income				263,234	263,234
Equity in earnings of other ventures				11,499	11,499
Other loss				(5,027)	(5,027)
Interest and preference share dividends				(43,809)	(43,809)
Redeemable noncontrolling interest - DaVinciRe				(122,821)	(122,821)
Other items, net				(25,162)	(25,162)
Net realized gains on investments				57,809	57,809
Net other-than-temporary impairments				(21,201)	(21,201)

Net income available to RenaissanceRe common shareholders				$114,522	$627,091

Net claims and claim expenses incurred - current accident year	$143,636	$217,350			$360,986
Net claims and claim expenses incurred - prior accident years	(183,768)	14,369			(169,399)

Net claims and claim expenses incurred - total	$(40,132)	$231,719			$191,587

Net claims and claim expense ratio - current accident year	21.9%	67.6%			36.9%
Net claims and claim expense ratio - prior accident years	(28.0%)	4.5%			(17.3%)

Net claims and claim expense ratio - calendar year	(6.1%)	72.1%			19.6%
Underwriting expense ratio	23.7%	36.6%			28.0%

Combined ratio	17.6%	108.7%			47.6%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

Nine months ended September 30, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,100,984	$479,351	$(5,916)	$—	$1,574,419

Net premiums written	$825,336	$386,210		—	$1,211,546

Net premiums earned	$709,571	$355,258		—	$1,064,829
Net claims and claim expenses incurred	490,757	240,963		—	731,720
Acquisition expenses	78,495	75,777		—	154,272
Operational expenses	64,497	29,406		—	93,903

Underwriting income	$75,822	$9,112		—	84,934

Net investment income				106,955	106,955
Equity in earnings of other ventures				13,455	13,455
Other income				10,246	10,246
Interest and preference share dividends				(49,845)	(49,845)
Redeemable noncontrolling interest - DaVinciRe				10,321	10,321
Other items, net				(11,713)	(11,713)
Net realized gains on investments				28,322	28,322
Net other-than-temporary impairments				(150,763)	(150,763)

Net income available to RenaissanceRe common shareholders				$(43,022)	$41,912

Net claims and claim expenses incurred - current accident year	$582,624	$279,748			$862,372
Net claims and claim expenses incurred - prior accident years	(91,867)	(38,785)			(130,652)

Net claims and claim expenses incurred - total	$490,757	$240,963			$731,720

Net claims and claim expense ratio - current accident year	82.1%	78.7%			81.0%
Net claims and claim expense ratio - prior accident years	(12.9%)	(10.9%)			(12.3%)

Net claims and claim expense ratio - calendar year	69.2%	67.8%			68.7%
Underwriting expense ratio	20.1%	29.6%			23.3%

Combined ratio	89.3%	97.4%			92.0%

(1)	Represents gross premiums ceded from the Individual Risk segment to the Reinsurance segment.

6.	Investment Related Accounting Pronouncements Adopted During the Second Quarter of 2009

In April 2009, the FASB issued guidance under FASB ASC Topic Financial Instruments which extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance became effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance effective for its interim period ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

Also in April 2009, the FASB issued guidance under FASB ASC Topic Financial Instruments on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and also for identifying transactions that are not orderly. The FASB affirmed that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. If an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Certain disclosure requirements were also expanded. This guidance became effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance effective for its interim period ending June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

Additionally, in April 2009 the FASB issued guidance under FASB ASC Topic Financial Instruments on the recognition and presentation of other-than-temporary impairments. The Company is required to evaluate all of its fixed maturity securities available for sale that are considered impaired at each balance sheet date. A security is considered impaired if the fair value of the security is less than its amortized cost basis at the measurement date. Prior to the adoption of this new guidance, the Company was required to recognize other-than-temporary impairments in earnings if the Company could not assert that it had the ability and intent to hold its securities for a period of time sufficient to allow for any anticipated recovery in fair value. If the impairment was determined to be other-than-temporary, then an impairment was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date.

In accordance with the guidance issued in April 2009, the Company now recognizes other-than-temporary impairments in earnings for its impaired fixed maturity securities available for sale (i) for which the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery and (iii) for those securities which have a credit loss. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. In instances in which a determination is made that a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. In periods after the recognition of other-than-temporary impairments on the Company’s fixed maturity securities available for sale, the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. For debt securities in which other-than-temporary impairments were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be amortized into net investment income. The above process became effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is applied to existing and new investments held by the Company as of the beginning of the period in which it is adopted. The Company adopted this new guidance effective April 1, 2009.

Upon adoption of the guidance on the recognition and presentation of other-than-temporary impairments, the Company recognized a cumulative effect adjustment in retained earnings from accumulated other comprehensive income to reclassify certain other-than-temporary impairments previously taken under the former authoritative accounting guidance for securities held as of April 1, 2009, relating to other-than-temporary impairments that did not qualify as such under the new guidance. In accordance with the new guidance, the Company determined that of the $117.8 million in other-than-temporary impairments previously recorded in earnings on fixed maturity investments available for sale held as of April 1, 2009, $76.2 million (net of tax) of these impairments are not considered other-than-temporary impairments. As a result, the Company increased the amortized cost basis of these fixed maturity investments available for sale by $76.6 million, resulting in a $76.2 million (net of tax) decrease in accumulated other comprehensive income and a $76.2 million (net of tax) increase in retained earnings. The cumulative effect adjustment had no net effect on the Company’s shareholders’ equity or previously reported net income (loss). Of the $41.6 million difference between the $117.8 million of other-than-temporary impairments previously recorded in earnings and the $76.2 million cumulative effect adjustment, $20.6 million represents other-than-temporary impairments due to the Company’s intent to sell these securities and as of April 1, 2009, $21.0 million represents other-than-temporary impairments due to credit losses.

For the three months ended September 30, 2009, the Company recorded $1.4 million of total other-than-temporary impairments of which $0.3 million was recognized in earnings, with the remaining $1.1 million related to all other factors recorded as a component of other comprehensive income. Of the $0.3 million of net other-than-temporary impairments recognized in earnings for the three months ended September 30, 2009, $0.3 million relates to credit losses and $nil relates to the Company’s intent to sell securities as of September 30, 2009.

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and other-than-temporary impairments of fixed maturity investments available for sale at September 30, 2009 and December 31, 2008:

		Included in Accumulated Other Comprehensive Income
At September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
U.S. treasuries	$709,262	$4,746	$(293)	$713,715	$—
Agencies	252,836	3,760	(26)	256,570	—
Non-U.S. government	112,603	10,319	(165)	122,757	(88)
FDIC guaranteed corporate	892,871	10,420	(154)	903,137	—
Non-U.S. government-backed corporate	224,606	3,445	(333)	227,718	—
Corporate	817,276	44,359	(1,578)	860,057	(4,744)
Agency mortgage-backed securities	1,019,302	20,926	(283)	1,039,945	—
Non-agency mortgage-backed securities	46,908	1,790	(2,519)	46,179	(6,303)
Commercial mortgage-backed securities	235,753	2,188	(5,888)	232,053	—
Asset-backed	102,011	1,885	(581)	103,315	(933)

Total	$4,413,428	$103,838	$(11,820)	$4,505,446	$(12,068)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

At December 31, 2008	Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands of U.S. dollars)
U.S. treasuries	$462,489	$4,991	$—	$467,480
Agencies	431,527	16,994	—	448,521
Non-U.S. government	51,904	3,466	—	55,370
FDIC guaranteed corporate	202,064	5,329	—	207,393
Non-U.S. government-backed corporate	2,903	627	—	3,530
Corporate	515,955	22,020	—	537,975
Agency mortgage-backed securities	731,679	25,223	—	756,902
Non-agency mortgage-backed securities	98,104	568	—	98,672
Commercial mortgage-backed securities	254,373	647	—	255,020
Asset-backed	165,993	29	—	166,022

Total	$2,916,991	$79,894	$—	$2,996,885

Contractual maturities of fixed maturity investments available for sale are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2009	Amortized Cost	Fair Value
(in thousands of U.S. dollars)
Due in less than one year	$123,668	$125,570
Due after one through five years	2,502,287	2,550,285
Due after five through ten years	280,052	297,289
Due after ten years	103,447	110,810
Mortgage-backed	1,301,963	1,318,177
Asset-backed	102,011	103,315

Total	$4,413,428	$4,505,446

The components of net investment income are as follows:

Three months ended September 30,	2009	2008
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$44,127	$52,087
Short term investments	2,285	9,990
Other investments
Hedge funds and private equity investments	15,510	(15,080)
Other	47,748	(30,306)
Cash and cash equivalents	102	1,956

	109,772	18,647
Investment expenses	(2,957)	(2,880)

Net investment income	$106,815	$15,767

Nine months ended September 30,	2009	2008
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$123,261	$147,930
Short term investments	8,097	41,124
Other investments
Hedge funds and private equity investments	8,096	(46,415)
Other	131,309	(32,884)
Cash and cash equivalents	632	5,900

	271,395	115,655
Investment expenses	(8,161)	(8,700)

Net investment income	$263,234	$106,955

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The analysis of realized gains and net other-than-temporary impairments is as follows:

Three months ended September 30,	2009	2008
(in thousands of U.S. dollars)
Gross realized gains	$26,734	$20,007
Gross realized losses	(9,940)	(8,809)

Net realized gains on investments	$16,794	$11,198

Gross other than temporary impairments	(1,408)	(98,808)
Portion recognized in other comprehensive income	1,062	—

Net other than temporary impairments recognized in earnings	$(346)	$(98,808)

Nine months ended September 30,	2009	2008
(in thousands of U.S. dollars)
Gross realized gains	$91,370	$58,885
Gross realized losses	(33,561)	(30,563)

Net realized gains on investments	$57,809	$28,322

Total other-than-temporary impairments	(25,719)	(150,763)
Portion recognized in other comprehensive income, before taxes	4,518	—

Net other-than-temporary impairments	$(21,201)	$(150,763)

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position. Prior to the adoption of guidance related to the recognition and presentation of other-then-temporary impairments, which became effective for the Company on April 1, 2009, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position:

At September 30, 2009	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
U.S. treasuries	$214,736	$(293)	$—	$—	$214,736	$(293)
Agencies	23,889	(26)	—	—	23,889	(26)
Non-U.S. government	5,333	(126)	467	(39)	5,800	(165)
FDIC guaranteed corporate	28,543	(154)	—	—	28,543	(154)
Non-U.S. government-backed corporate	22,367	(333)	—	—	22,367	(333)
Corporate	41,414	(518)	21,847	(1,060)	63,261	(1,578)
Agency mortgage-backed securities	17,748	(131)	3,195	(152)	20,943	(283)
Non-agency mortgage-backed securities	5,256	(266)	18,835	(2,253)	24,091	(2,519)
Commercial mortgage-backed securities	78,249	(1,630)	34,481	(4,258)	112,730	(5,888)
Asset-backed	5,776	(424)	19,392	(157)	25,168	(581)

Total	$443,311	$(3,901)	$98,217	$(7,919)	$541,528	$(11,820)

At September 30, 2009, the Company held 173 fixed maturity investments available for sale securities that were in an unrealized loss position. The Company performed reviews of its investments for the three and nine months ended September 30, 2009 and 2008, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

Other-Than-Temporary Impairment Process Prior to April 1, 2009

Under the pre-existing guidance, which was in effect for the three months ended March 31, 2009 and the three and nine months ended September 30, 2008, the Company assessed, on a quarterly basis, whether declines in the fair value of its fixed maturity investments available for sale represented impairments that were other-than-temporary based on several factors. The factors the Company considered in the assessment of a security included: (i) the time period during which there had been a significant decline below cost; (ii) the extent of the decline below cost; (iii) the Company’s intent and ability to hold the security; (iv) the potential for the security to recover in value; (v) an analysis of the financial condition of the issuer; and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company determined that there was an other-than-temporary decline in the fair value of the security, the cost of the security was written down to its fair value and the unrealized loss at the time of determination was reflected in the Company’s consolidated statements of operations.

The majority of the Company’s fixed maturity investments available for sale are managed by external investment managers in accordance with specific investment mandates and guidelines. The investment managers are directed to manage the Company’s investments to maximize total investment return in accordance with these investment mandates and guidelines. While the Company has adequate capital and liquidity to support its operations and to hold its fixed maturity investments available for sale which were in an unrealized loss position until they recover in value, the Company has not prohibited or restricted its investment managers from selling these investments and its investment managers actively traded the Company’s investments. The Company was therefore unable to represent or certify that it had the intent or ability to hold these investments until they recovered in value. As a consequence, under the pre-existing guidance the Company impaired essentially all of its fixed maturity investments available for sale that were in an unrealized loss position at each quarterly reporting date. For the three months ended March 31, 2009, and the nine months ended September 30, 2008, respectively, the Company recorded other-than-temporary impairments of $19.0 million and $150.8 million, respectively. As of each of March 31, 2009, and September 30, 2008, respectively, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position.

Other-Than-Temporary Impairment Process Effective April 1, 2009

Pursuant to the guidance effective April 1, 2009, the Company revised its quarterly process for assessing whether declines in the fair value of its fixed maturity investments available for sale represent impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if the Company has the intent to sell the debt security or (ii) if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and (iii) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security.

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the three and nine months ended September 30, 2009, the Company recognized $nil and $0.2 million, respectively, of other-than-temporary impairments due to the Company’s intent to sell these securities as of September 30, 2009.

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three and nine months ended September 30, 2009, the Company recognized $nil and $nil, respectively, of other-than-temporary impairments due to required sales.

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

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three and nine months ended September 30, 2009, the Company recognized $0.3 million and $2.0 million, respectively, of credit related other-than-temporary impairments which were recognized in earnings and $1.1 million and $4.5 million, respectively, related to other factors which were recognized in other comprehensive income.

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2009:

Three months ended September 30, 2009
(in thousands of U.S. dollars)
Balance - July 1, 2009	$11,995
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	346
Reductions:
Securities sold during the period	(3,765)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance - September 30, 2009	$8,576

Six months ended September 30, 2009 (1)
(in thousands of U.S. dollars)
Balance - April 1, 2009	$10,620
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	3
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1,718
Reductions:
Securities sold during the period	(3,765)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance - September 30, 2009	$8,576

(1)	Table is for the six months ended September 30, 2009, rather than the nine months ended September 30, 2009, as updated guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments - Debt and Equity Securities, became effective April 1, 2009 for the Company.

7.	Fair Value Measurements

The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within the Company’s financial statements, and is a critical accounting policy and estimate for the Company. Fair value is defined under accounting guidance currently applicable to the Company to be the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its consolidated statements of operations, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity.

FASB ASC Topic Fair Value Measurements and Disclosures prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Fair values determined by Level 1 inputs utilize unadjusted quoted prices obtained from active markets for identical assets or liabilities for which the Company has access to. The fair value is determined by multiplying the quoted price by the quantity held by the Company;

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

There have been no material changes in the Company’s valuation techniques in the period represented by these interim financial statements.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At September 30, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$4,505,446	$713,715	$3,791,731	$—
Short term investments	880,406	—	880,406	—
Other investments	812,056	—	426,712	385,344
Other secured assets	27,464	—	27,464	—
Other assets and (liabilities) (1)	36,304	10,879	29,031	(3,606)

	$6,261,676	$724,594	$5,155,344	$381,738

(1)	Other assets of $17.8 million, $29.5 million and $23.8 million are included in Level 1, Level 2 and Level 3, respectively. Other liabilities of $6.9 million, $0.4 million and $27.4 million are included in Level 1, Level 2 and Level 3, respectively.

Fixed maturity investments available for sale included in Level 1 consist of the Company’s investments in U.S. treasuries. Fixed maturity investments available for sale included in Level 2 are U.S. agencies, non-U.S. government, corporate, FDIC guaranteed corporate, non-U.S. government-backed corporate, mortgage-backed and asset-backed fixed maturity investments available for sale.

The Company’s fixed maturity investments available for sale portfolio is priced using broker quotations and pricing services, such as index providers and pricing vendors. The pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine prices. Prices are generally verified using third party data. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets. The Company considers these Level 2 inputs as they are corroborated with other externally obtained information.

Short term investments are considered Level 2 and fair values are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments available for sale noted above.

The Company’s other investments currently include investments in hedge funds, catastrophe bonds, a non-U.S. dollar fixed income fund and a bank loan fund for which the Company can redeem a portion of its investment on a monthly basis, all of which are included in Level 2. In addition, the Company’s other investments currently include investments in private equity partnership investments and another bank loan fund, for which the Company’s investments are subject to lock-up provisions for the multi-year term of these fund investments, and as such these investments are included in Level 3. Fair value estimates for the majority of the Company’s other investments included in Level 2 are derived using net asset valuations provided by third parties such as the relevant investment manager or administrator, recent financial information issued by the applicable investee entity or available market data to estimate fair value. In certain cases, management’s judgment may also be required to estimate fair value. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to, and as a result, is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers. The Company’s investment in the bank loan fund which is subject to a multi-year lock up provision is valued using monthly net asset valuations received from the investment manager. The underlying investments in this bank loan fund are relatively liquid and prices can be obtained on a daily basis. However, the lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

Three months ended September 30, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance — June 30	$397,464	$22,491	$419,955

Total unrealized gains (losses)
Included in net investment income	(17,452)	—	(17,452)
Included in other (loss) income	—	(4,532)	(4,532)

Total realized gains (losses)
Included in net investment income	—	—	—
Included in other (loss) income	—	7,269	7,269

Total foreign exchange (losses) gains	1,227	(232)	995

Net purchases, issuances, and settlements	4,105	(28,602)	(24,497)
Net transfers in and/or out of Level 3	—	—	—

Balance — September 30	$385,344	$(3,606)	$381,738

(1)	Other investments primarily include investments in private equity partnerships and a senior secured bank loan fund.
(2)	Balance at September 30, 2009, includes $13.5 million of other assets and $17.1 million of other liabilities.

Nine months ended September 30, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other investments (1)	Other assets and (liabilities) (2)	Total
(in thousands of U.S. dollars)
Balance — January 1	$382,080	$(42,512)	$339,568

Total unrealized gains (losses)
Included in net investment income	(17,981)	—	(17,981)
Included in other (loss) income	—	20,433	20,433

Total realized gains (losses)
Included in net investment income	—	—	—
Included in other (loss) income	—	(18,487)	(18,487)

Total foreign exchange (losses) gains	847	17	864

Net purchases, issuances, and settlements	20,398	36,943	57,341
Net transfers in and/or out of Level 3	—	—	—

Balance — September 30	$385,344	$(3,606)	$381,738

(1)	Other investments primarily include investments in private equity partnerships and a senior secured bank loan fund.
(2)	Balance at September 30, 2009, includes $13.5 million of other assets and $17.1 million of other liabilities.

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Fair Value Measurements and Disclosures. These assets and liabilities were previously accounted for under applicable GAAP that resulted in a carrying value that approximated fair value, and as such, there were no material changes to the reported value of these assets and liabilities upon adoption of the fair value option. The Company has elected to use the guidance under FASB ASC Topic Fair Value Measurements and Disclosures, as it represents the most current authoritative GAAP. Below is a summary of the balances the Company has elected to account for at fair value:

(in thousands of U.S. dollars)	September 30, 2009	December 31, 2008
Other investments	$812,056	$773,475

Other secured assets	27,464	76,424

Other assets and (liabilities) (1)	$2,144	$(11,209)

(1)	Balance at September 30, 2009 includes $12.6 million of other assets and $10.4 million of other liabilities. Balance at December 31, 2008 includes $2.8 million of other assets and $14.0 million of other liabilities.

Included in net investment income for the three and nine months ended September 30, 2009 is $19.2 million and $71.4 million, respectively, of net unrealized gains related to the changes in fair value of other investments. Net unrealized gains related to the changes in the fair value of other secured assets and other assets and liabilities recorded in other income (loss) was $1.0 million and $2.1, respectively, for the three months ended September 30, 2009, and $1.1 million and $2.4 million, respectively, for the nine months ended September 30, 2009.

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value election option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $12.6 million and $0.6 million, respectively, at September 30, 2009. During the three and nine months ended September 30, 2009, the Company recorded losses of $14.9 million and $22.3 million, respectively, which are included in other income (loss) and represents changes in the fair value of these contracts.

Insurance Contracts Accounted for at Fair Value

The Company assumes certain insurance contracts that are accounted for at fair value under the fair value election option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other liabilities and totaled $9.8 million at September 30, 2009. During the three and nine months ended September 30, 2009, the Company recorded unrealized gains of $2.1 million and $2.4 million, respectively, which are included in other income (loss) and represents changes in the fair value of these contracts.

Senior Notes

In January 2003, the Company issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. At September 30, 2009, the fair value of the 5.875% Senior Notes was $101.7 million, compared to $93.3 million at December 31, 2008.

8.	Business Combinations and Noncontrolling Interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued guidance under FASB ASC Topic Business Combinations which significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The scope of acquisition accounting was expanded to all transactions and circumstances under which control of a business is obtained. Under the new guidance, noncontrolling interests are to be classified as a component of consolidated shareholders’ equity and ‘minority interest’ accounting no longer applies such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. This guidance is required to be adopted simultaneously and became effective for the Company on January 1, 2009.

As a result of the new guidance, FASB ASC Topic Consolidation was also amended to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The primary objectives of the amendment, among other items, are to clearly identify, label and present the ownership interests in subsidiaries held by parties other than the parent on the face of the financial statements, provide guidance when dealing with changes in a parent’s ownership and provide guidance when a subsidiary is deconsolidated. Specifically, the Company was impacted by the disclosure and presentation requirements of the amendments to FASB ASC Topic Consolidation, effective January 1, 2009. The amendments are to be applied prospectively as of the beginning of the fiscal year, January 1, 2009, except the presentation and disclosures shall be applied retrospectively for all periods presented.

The updated guidance discussed above under FASB ASC Topic Consolidations, prescribes moving “Minority Interest – DaVinciRe” from the mezzanine section of the consolidated balance sheet, to a line item, separate from the parent’s equity, in the shareholders’ equity section of the consolidated balance sheet. However, the Company is subject to the requirements of certain Securities and Exchange Commission (“SEC”) guidance that interprets Rule 5-02.28 of Regulation S-X, which is applicable only to SEC registrants. Rule 5-02.28 requires shares, not required to be accounted for in accordance with FASB ASC Topic Distinguishing

Liabilities from Equity, having redemption features that are not solely within the control of the issuer to be classified outside of permanent equity in the mezzanine section of the balance sheet. Because the share classes related to the noncontrolling interest portion of DaVinciRe are not considered liabilities in accordance with FASB ASC Topic Distinguishing Liabilities from Equity and have redemption features that are not solely within the control of DaVinciRe, the noncontrolling interest in DaVinciRe is disclosed in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The minority interest line item has been renamed to “Redeemable noncontrolling interest – DaVinciRe”. The SEC guidance does not impact the accounting for noncontrolling interest on the consolidated statements of operations; therefore, the provisions of FASB ASC Topic Consolidation with respect to the consolidated statements of operations still apply.

In addition, the updated guidance under FASB ASC Topic Consolidation, prescribes additional disclosures on the Company’s consolidated statements of operations and consolidated statements of changes in shareholders’ equity, to provide increased transparency of the impact of noncontrolling interests on the Company’s results of operations and financial position.

The activity in the Company’s redeemable noncontrolling interest – DaVinciRe is detailed in the table below for the three and nine months ended September 30, 2009:

Three months ended September 30, 2009	Redeemable noncontrolling interest - DaVinciRe
(in thousands of U.S. dollars)
Balance - July 1, 2009	$700,562
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	37,694
Other comprehensive income attributable to noncontrolling interest	8,442

Balance - September 30, 2009	$746,698

Nine months ended September 30, 2009	Redeemable noncontrolling interest - DaVinciRe
(in thousands of U.S. dollars)
Balance - January 1, 2009	$768,531
Cumulative effect of change in accounting principle, net of taxes (1)	42
Purchase of shares from redeemable noncontrolling interest	(152,728)
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	122,821
Other comprehensive income attributable to noncontrolling interest	8,032

Balance - September 30, 2009	$746,698

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by the Investments—Debt and Equity Securities Topic of the FASB ASC.

In addition to the amendments noted above, FASB ASC Topic Earnings per Share was amended so that earnings per share data will continue to be calculated based on amounts attributable to the Company, both before and after the adoption of the guidance under FASB ASC Topic Consolidation.

9.	Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued guidance updating FASB ASC Topic Derivatives and Hedging which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC Topic Derivatives and Hedging and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Pursuant to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and credit-risk related contingent features in derivative instruments, are now required. The guidance is required to be applied prospectively and became effective for the Company on January 1, 2009. In years after initial adoption, comparative disclosures are required only for periods subsequent to initial adoption. The updated guidance is disclosure-based and as such did not impact the Company’s consolidated statements of operations or financial condition.

The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts in order to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. The fair value of the Company’s derivatives are estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models.

The Company principally has exposure to derivatives related to the following types of risks: interest rate risk; foreign currency risk; credit risk; energy and weather-related risk; and equity price risk.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments available for sale to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At September 30, 2009, the Company had $2.4 billion of notional long positions and $nil of notional short positions of primarily Eurodollar futures contracts and non-U.S. dollar futures contracts. The fair value of these derivatives as recognized in other assets and liabilities in its consolidated balance sheet at September 30, 2009, was $0.2 million and $nil, respectively. For the three and nine months ended September 30, 2009, the Company recorded gains of $3.6 million and $2.1 million, respectively, in its consolidated statement of operations related to these derivatives. The fair value of these derivatives is determined using exchange traded prices.

Foreign Currency Derivatives

The Company’s functional currency is the U.S. dollar. The Company writes a portion of its business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses, other income (loss) and incur underwriting (income) losses in currencies other than U.S. dollars, which will in turn affect the Company’s consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in the Company’s consolidated statements of operations.

Underwriting Operations Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At September 30, 2009, the total notional amount in United States dollars of the Company’s underwriting related foreign currency contracts was $nil. For the three and nine months ended September 30, 2009, the Company incurred a loss of $0.8 million and generated income of $0.9 million, respectively, on its foreign currency forward and option contracts related to its underwriting operations.

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in its consolidated statements of operations. At September 30, 2009, the Company had outstanding investment portfolio related foreign currency contracts of $228.3 million in short positions and $95.0 million in long positions, denominated in U.S. dollars. For the three and nine months ended September 30, 2009, the Company recorded a loss of $5.9 million and $9.1 million, respectively, related to its foreign currency forward contracts entered into to seek to economically hedge the Company’s non-U.S. dollar investments.

Energy and Risk Operations Related Foreign Currency Contracts

The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. When necessary, the Company will use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its operations. At September 30, 2009, the total notional amount in United States dollars of the Company’s underwriting related foreign currency contracts was $11.2 million. For the three and nine months ended September 30, 2009, the Company generated income of $0.3 million and incurred a loss of $0.4 million, respectively, on its foreign currency forward and option contracts related to its operations.

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments available for sale, short term investments, premiums receivable and ceded reinsurance balances. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. The fair value of these credit derivatives, as recognized in other liabilities in the Company’s balance sheet, at September 30, 2009 was $0.4 million. During the three and nine months ended September 30, 2009, the Company recorded a gain of $0.4 million and $0.4 million, respectively, which are included in other income (loss) and represent net settlements and changes in the fair value of these credit derivatives.

Energy and Weather-Related Derivatives

The Company, through Renaissance Trading, transacts certain derivative-based risk management products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a significant percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $28.1 million and $18.5 million, respectively, at September 30, 2009. During the three and nine months ended September 30, 2009, the Company generated income related to these derivatives of $18.1 million and $35.3 million, respectively, which is included in other income (loss) and represents net settlements and changes in the fair value of these contracts. Any realized gains or losses are included in the calculation. Generally, the Company’s current portfolio of such derivative contracts are of comparably short duration and are frequently seasonal in nature. It is possible the duration of derivative contracts in this portfolio will lengthen in the future.

At September 30, 2009, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

Trading activity	Quantity (1)	Unit of measurement
Weather	1,550,389	$ per Degree Day
Weather	137,000	£ per Degree Day
Heating oil	168,809,627	Gallons
Natural gas	11,562,750	One million British thermal units (“MMBTUs”)
Crude oil	1,075,000	Barrels
Power	1,000,860	Megawatts per hour (“MWhr”)
Precipitation	2,000,000	$ (single contract)
Corn	3,095,000	Bushels
Soybeans	3,025,000	Bushels
Power	12,000,000	AU$ (single contract)

(1)	Represents the sum of gross long and gross short derivative contracts.

The Company uses value-at-risk (“VaR”) analysis to monitor the risks associated with its energy and weather derivatives trading portfolio. VaR is a tool that measures the potential loss that could occur if the Company’s trading positions were maintained over a defined period of time, calculated at a given statistical confidence level. Due to the seasonal nature of the Company’s energy and weather derivatives trading activities, the VaR is based on a rolling two season (one-year) holding period assuming no dynamic trading during the holding period. A 99% confidence level is used for the VaR analysis. A 99% confidence level implies that within a one-year period, the potential loss in the Company’s portfolio is not expected to exceed the VaR estimate in 99% of the possible modeled outcomes. In the remaining estimated 1% of the possible outcomes, the anticipated potential loss is expected to be higher than the VaR figure, and on average substantially higher.

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

At September 30, 2009, the estimated VaR for the Company’s portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $16.0 million. The average, low and high amounts calculated by the Company’s VaR analysis during the nine months ended September 30, 2009 were $17.4 million, $0.1 million and $41.7 million, respectively.

Platinum Warrant

The Company holds a warrant, which expires on October 30, 2012, to purchase up to 2.5 million common shares of Platinum for $27.00 per share. The Company has recorded its investment in the Platinum warrant at fair value. At September 30, 2009, the fair value of the warrant was $29.5 million. The fair value of the warrant is estimated using the Black-Scholes option pricing model. For the three and nine months ended September 30, 2009, gains of $12.8 million and losses of $0.5 million were recorded in other income (loss), respectively, representing the change in the fair value of the warrant.

The table below shows the location on the consolidated balance sheet and fair value of the Company’s principal derivative instruments:

	Derivative Assets		Derivative Liabilities
At September 30, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands of U.S. dollars)
Interest rate futures	Other assets	$181	Other liabilities	$35
Foreign currency forward contracts (1)	Other assets	—	Other liabilities	—
Foreign currency forward contracts (2)	Other liabilities	3,272	Other liabilities	8,373
Foreign currency forward contracts (3)	Other assets	368	Other liabilities	—
Credit default swaps	Other assets	—	Other liabilities	433
Energy and weather contracts (4)	Other assets	28,081	Other liabilities	18,492
Platinum warrant	Other assets	29,453	Other liabilities	—

Total		$61,355		$27,333

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.
(4)	Included in other assets is $70.6 million of derivative assets and $42.6 million of derivative liabilities. Included in other liabilities is $12.3 million of derivative assets and $31.1 million of derivative liabilities.

The location and amount of the gain (loss) recognized in the Company’s consolidated statement of operations related to its derivative instruments is shown in the following table:

Three months ended September 30, 2009	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$3,638
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(785)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(5,854)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	303
Credit default swaps	Other income (loss)	353
Energy and weather contracts	Other income (loss)	18,141
Platinum warrant	Other income (loss)	12,839

Total		$28,635

(1)	Contracts used to manage foreign currency risks in underwriting operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

Nine months ended September 30, 2009	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$2,086
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	917
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(9,060)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(354)
Credit default swaps	Other income (loss)	429
Energy and weather contracts	Other income (loss)	35,318
Platinum warrant	Other income (loss)	(461)

Total		$28,875

(1)	Contracts used to manage foreign currency risks in underwriting operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2009.

10.	Litigation

There are no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2009 and June 30, 2009, respectively.

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

11.	Timicuan Reinsurance II Ltd. (“Tim Re II”)

On May 29, 2009, Tim Re II, a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors, and the Company invested an additional $10.0 million in the non-voting Class B shares, representing a 16.8% ownership interest, providing Tim Re II with additional reinsurance capacity to accept property catastrophe excess of loss reinsurance business. Tim Re II is a Class 3 Bermuda domiciled reinsurer. The Company ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2009 to Tim Re II under a fully-collateralized facultative retrocessional reinsurance contract in return for a potential underwriting profit commission. The Class B shareholders will participate in substantially all of the profits or losses of Tim Re II while the Class B shares remain outstanding. The Class B shares indemnify Tim Re II against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services – Insurance. The sale of the Class B shares was considered a reconsideration event under FASB ASC Topic Consolidation. In accordance with the provisions of FASB ASC Topic Consolidation, Tim Re II is considered a variable interest entity (“VIE”) and the Company is considered the primary beneficiary. As a result, Tim Re II is consolidated by the Company and all significant inter-company transactions have been eliminated. The Class B share capital has been invested by Tim Re II in short term investments and is pledged as collateral to the Company in support of obligations arising under the reinsurance contract. Tim Re II is required to repurchase the Class B shares subsequent to December 31, 2009, which is the end of the contract period. The Company ceded $41.8 million of premium to Tim Re II under the facultative retrocessional excess of loss reinsurance contract through the period ended September 30, 2009. At September 30, 2009, the Company’s consolidated balance sheet included assets and liabilities of $122.3 million and $116.3 million, respectively, related to Tim Re II, principally reflecting reinsurance underwriting balances and investments with respect to assets and amounts payable to Class B shareholders and a reserve for unearned premiums with respect to liabilities.

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

As previously disclosed, on June 4, 2009, the Company entered into a definitive agreement granting the Company an option to purchase all of the outstanding shares of Spectrum Partners Ltd. (“Spectrum Partners”), the parent company and sole owner of Spectrum. The Company currently expects to exercise its option to acquire Spectrum and, subject to specified closing conditions, to complete the transaction in the fourth quarter of 2009.

13.	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the FASB ASC (the “Codification”) is now the authoritative source of U.S. GAAP. The Codification changes the structure of authoritative guidance to a Topic based model versus the previous model of Original Pronouncements, modified by Emerging Issues Task Force Abstracts, FASB Staff Positions, etc. Among other things, the Codification is expected to: reduce the amount of time and effort required to solve an accounting research issue; mitigate the risk of noncompliance through improved usability of the literature; provide accurate information with real-time updates as Accounting Standards Updates are released; and assist the FASB with research and convergence efforts.

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

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”) which amends FASB ASC Topic Fair Value Measurements and Disclosures. ASU 2009-12 provides additional guidance on estimating the fair value of certain alternative investments, such as hedge funds, private equity investments and venture capital funds. The updated guidance allows the fair value of such investments to be determined using the net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at a value other than the NAV. In addition, the guidance requires disclosures by major category of investment regarding the attributes of the investments within the scope of the guidance, regardless of whether the fair value of the investment is measured using the NAV or other fair value technique. ASU 2009-12 shall be effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The Company is currently evaluating the potential impacts of adoption of ASU 2009-12 on its consolidated statements of operations and financial condition.

14.	Subsequent Events

The Company has completed its subsequent events evaluation for the period subsequent to the balance sheet date of September 30, 2009, through October 28, 2009, the date the consolidated financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2009 and 2008. The following also includes a discussion of our financial condition at September 30, 2009. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

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

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to clients affected by these events. We are exposed to significant losses from these catastrophic events and other exposures that we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter or from year-to-year, based, among other things, on the level of insured catastrophic losses occurring around the world.

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and 3) other income received from our joint ventures, advisory services, weather and energy risk operations and various other items.

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; and 5) interest expense related to our debt. In addition, in calculating net income available to RenaissanceRe common shareholders, a portion of the Company’s net income (loss) is attributable to redeemable noncontrolling interest holders in DaVinciRe, as well as dividends on the Company’s preference shares. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. We currently expect our growth outside of Bermuda to result in a higher effective tax rate in 2009 and future periods compared with our historical results. Our future effective tax rate may also be impacted adversely by legislative or regulatory changes in the key markets to which we provide coverages and services.

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

Our Individual Risk business is written through the operating subsidiaries of RenRe Insurance Group, principally Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyd’s, which write on an admitted basis. Since the inception of our Individual Risk business, we have substantially relied on third parties for services including the generation of premium, the issuance of policies and the processing of claims, though as previously disclosed, we have internalized an increasing amount of these services over the past two years. We actively oversee our third party partners through an operations review team at RenRe North America Inc., which conducts initial due diligence as well as ongoing monitoring. We continue to invest in initiatives to strengthen our operating platform, enhance our internal capabilities, and expand the resources, including personnel, which we commit to our Individual Risk operations.

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

Summary Overview

Three months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$202,413	$239,806	$(37,393)
Net premiums written	75,098	194,408	(119,310)
Net premiums earned	296,013	379,342	(83,329)
Net claims and claim expenses incurred	38,567	535,347	(496,780)
Underwriting income (loss)	167,745	(240,532)	408,277
Net investment income	106,815	15,767	91,048
Net realized gains on investments	16,794	11,198	5,596
Net other-than-temporary impairments	(346)	(98,808)	98,462
Net income (loss) available (attributable) to RenaissanceRe common shareholders	258,628	(230,974)	489,602
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share - diluted (1)	$4.12	$(3.79)	$7.91
Net claims and claim expense ratio - current accident year	36.8%	150.6%	(113.8%)
Net claims and claim expense ratio - prior accident years	(23.8%)	(9.5%)	(14.3%)
Net claims and claim expense ratio - calendar year	13.0%	141.1%	(128.1%)
Underwriting expense ratio	30.3%	22.3%	8.0%
Combined ratio	43.3%	163.4%	(120.1%)

	September 30, 2009	June 30, 2009	Change	% Change
Book value per common share	$49.21	$44.17	$5.04	11.4%
Accumulated dividends per common share	8.64	8.40	0.24	2.9%

Book value per common share plus accumulated dividends	$57.85	$52.57	$5.28

(1)	Earnings per share calculations use average common shares outstanding – basic, when in a net loss position, as required by FASB ASC Topic Earnings Per Share.

Net income available to RenaissanceRe common shareholders was $258.6 million in the third quarter of 2009, compared to a net loss attributable to RenaissanceRe common shareholders of $231.0 million in the third quarter of 2008. Net income available to RenaissanceRe common shareholders per fully diluted common share was $4.12 for the third quarter of 2009, compared to a net loss of $3.79 attributable to RenaissanceRe common shareholders per fully diluted common share in the third quarter of 2008. The $489.6 million increase in our net income available to RenaissanceRe common shareholders was primarily due to:

•

a $408.3 million increase in underwriting income primarily due to a $496.8 million decrease in net claims and claim expenses, principally driven by a decrease in current accident year net claims and claim expenses due to a comparably low level of insured catastrophes occurring in the third quarter of 2009, compared to the third quarter of 2008, specifically the comparative impact of events such as hurricanes Gustav and Ike, which occurred in the third quarter of 2008 and resulted in $419.6 million of underwriting losses in that quarter, as described in more detail below;

•

significantly improved investment results including $91.0 million of additional net investment income and $5.6 million of additional net realized gains on investments and a $98.5 million decrease in net other-than-temporary impairments, during the third quarter of 2009, compared to the third quarter of 2008. The increase in net investment income was primarily due to higher total returns on certain non-investment grade allocations which are included in other investments. We also experienced higher returns on our hedge fund and private equity investments during the third quarter of 2009 as compared to the third quarter of 2008. The reduction in net other-than-temporary impairments was due in part to our adoption in the second quarter of 2009 of new guidance on the recognition and presentation of other-than-temporary impairments, as described in more detail in the Notes to Unaudited Consolidated Financial Statements, as well as improving market conditions for investments; and

•

partially offset by a $129.7 million increase in net income attributable to the redeemable noncontrolling interest – DaVinciRe, due to increased profitability in DaVinciRe, driven by improved underwriting and investment results, and partially offset by our increased ownership in DaVinciRe.

Book value per common share increased $5.04 to $49.21 at September 30, 2009, compared to $44.17 at June 30, 2009. Book value per common share plus accumulated dividends increased $5.28 to $57.85 at September 30, 2009, compared to $52.57 at June 30, 2009. The 11.4% growth in book value per common share was driven by comprehensive income attributable to RenaissanceRe of $335.5 million for the third quarter of 2009, and partially offset by $15.0 million of common dividends declared and paid during the third quarter of 2009. Common shares outstanding were 62.4 million and 62.3 million at September 30, 2009 and June 30, 2009, respectively.

Underwriting Results

In the third quarter of 2009, we generated $167.7 million of underwriting income, compared to an underwriting loss of $240.5 million in the third quarter of 2008. The increase in underwriting income was driven primarily by a $496.8 million decrease in net claims and claim expenses, as a result of a comparably low level of insured catastrophes occurring in the third quarter of 2009, specifically the comparative impact of hurricanes Gustav and Ike which resulted in underwriting losses of $419.6 million in the third quarter of 2008, as discussed in more detail below. We generated a net claims and claim expense ratio of 13.0%, an underwriting expense ratio of 30.3% and a combined ratio of 43.3%, in the third quarter of 2009, compared to a net claims and claim expense ratio, an underwriting expense ratio and a combined ratio of 141.1%, 22.3% and 163.4%, respectively, in the third quarter of 2008.

Gross premiums written decreased $37.4 million to $202.4 million in the third quarter of 2009, compared to $239.8 million in the third quarter of 2008. Gross premiums written for the third quarter of 2008 include $49.0 million of reinstatement premiums written as a result of the net claims and claim expense from hurricanes Gustav and Ike. Excluding reinstatement premiums written in the third quarter of 2008, gross premiums written would have been up $11.6 million. The Company’s catastrophe premiums, excluding the impact of reinstatement premiums, increased $15.1 million in the third quarter of 2009, compared to the third quarter of 2008, principally reflecting the continuation of attractive market conditions on a risk-adjusted basis in the Company’s core markets, and the inception of a new program and other organic growth of the Company’s portfolio. Our specialty reinsurance premiums decreased $3.0 million, to $25.2 million in the third quarter of 2009, compared to $28.2 million in the third quarter of 2008. As discussed in more detail below, this decrease is primarily due to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract. Gross premiums written in our Individual Risk segment decreased $0.3 million to $83.3 million in the third quarter of 2009, compared to $83.7 million in the third quarter of 2008.

Net premiums written decreased $119.3 million in the third quarter of 2009 to $75.1 million from $194.4 million in the third quarter of 2008, primarily due to the decrease in gross premiums written noted above and combined with an $81.9 million increase in ceded premiums written in the third quarter of 2009 compared to the third quarter of 2008 as a result of the addition of several new reinsurance contracts purchased in our catastrophe unit as well as an increase in ceded premiums written within our Individual Risk segment related to our multi-peril crop insurance line of business. Net premiums earned decreased $83.3 million to $296.0 million in the third quarter of 2009, compared to $379.3 million, principally due to the $49.0 million of reinstatement premium that was written and earned in the third quarter of 2008 and did not recur in the third quarter of 2009, combined with the earned impact of the additional ceded premiums written noted above.

Net claims and claim expenses decreased by $496.8 million to $38.6 million in the third quarter of 2009, compared to $535.3 million in the third quarter of 2008 primarily due to the comparably low level of insured catastrophes in the third quarter of 2009, compared to the third quarter of 2008, specifically the comparative impact of events such as hurricanes Gustav and Ike, which occurred in the third quarter of 2008 and resulted in $458.8 million of net claims and claim expenses in our Reinsurance and Individual Risk segments in that quarter.

We recorded an overall net negative impact of $276.0 million from hurricanes Gustav and Ike in the third quarter of 2008. Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and minority interest. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and relatively recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Following is supplemental financial data regarding the net financial statement impact on our results for the third quarter of 2008 due to hurricanes Gustav and Ike:

	Three months ended September 30, 2008
(in thousands of U.S. dollars)	Gustav	Ike	Total

Net claims and claim expenses incurred	$(80.3)	$(378.5)	$(458.8)

Net reinstatement premiums earned	12.3	31.6	43.9
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	(69.9)	(349.7)	(419.6)
Minority interest - DaVinciRe	25.3	118.3	143.6

Net negative impact	$(44.6)	$(231.4)	$(276.0)

Percentage point impact on combined ratio	16.9	94.8	116.8

We experienced $70.4 million of favorable development on prior year reserves in the third quarter of 2009, compared to $36.0 million of favorable development in the third quarter of 2008, primarily due to decreased net claims and claim expenses in our Reinsurance segment as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, and within the specialty unit, lower than expected claims emergence.

The 8.0 percentage point increase in our underwriting expense ratio to 30.3% in the third quarter of 2009, compared to 22.3% in the third quarter of 2008, was principally driven by an increase in operational expenses of $15.2 million. The increase in operational expenses was primarily as a result of an increase in our employee base which has increased compensation and related operating expenses, and partially offset by a $10.0 million decrease in acquisition expenses, primarily as a result of higher profit commissions on ceded premiums earned, on lower net premiums earned which have decreased $83.3 million to $296.0 million in the third quarter of 2009, compared to $379.3 million in the third quarter of 2008.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty unit underwriting results and ratios for the three months ended September 30, 2009 and 2008:

Reinsurance segment overview

Three months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$132,487	$169,463	$(36,976)

Net premiums written	$43,202	$129,229	$(86,027)

Net premiums earned	202,260	251,058	(48,798)
Net claims and claim expenses incurred	(15,914)	423,568	(439,482)
Acquisition expenses	17,164	34,469	(17,305)
Operational expenses	33,961	20,602	13,359

Underwriting income (loss)	$167,049	$(227,581)	$394,630

Net claims and claim expenses incurred - current accident year	$46,755	$454,187	$(407,432)
Net claims and claim expenses incurred - prior accident years	(62,669)	(30,619)	(32,050)

Net claims and claim expenses incurred - total	$(15,914)	$423,568	$(439,482)

Net claims and claim expense ratio - current accident year	23.1%	180.9%	(157.8%)
Net claims and claim expense ratio - prior accident years	(31.0%)	(12.2%)	(18.8%)

Net claims and claim expense ratio - calendar year	(7.9%)	168.7%	(176.6%)
Underwriting expense ratio	25.3%	21.9%	3.4%

Combined ratio	17.4%	190.6%	(173.2%)

(1)	Reinsurance gross premiums written includes $13.4 million and $13.3 million of premiums assumed from the Individual Risk segment for the three months ended September 30, 2009 and 2008, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $37.0 million, or 21.8%, to $132.5 million in the third quarter of 2009, compared to $169.5 million in the third quarter of 2008. Gross premiums written in our Reinsurance segment in the third quarter of 2008 include $49.0 million of reinstatement premiums written on behalf of our catastrophe unit as a result of hurricanes Gustav and Ike. Excluding these reinstatement premiums, gross premiums written in our Reinsurance segment increased $12.0 million due to our catastrophe unit which benefited from our ability and determination to increase the capacity provided to our clients in light of, among other things, continuing attractive market conditions, partially offset by a decline in our specialty reinsurance premiums. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $167.0 million of underwriting income in the third quarter of 2009, compared to an underwriting loss of $227.6 million in the third quarter of 2008, an increase of $394.6 million. The increase in underwriting income was primarily due to a decrease in net claims and claim expenses of $439.5 million due to the comparably low level of insured catastrophes in the third quarter of 2009, compared to the third quarter of 2008, specifically the comparative impact of events such as hurricanes Gustav and Ike. We incurred $424.2 million of net claims and claim expenses during the third quarter of 2008 related to hurricanes Gustav and Ike, adding 166.0 percentage points to the Reinsurance segment’s combined ratio. In the third quarter of 2009, our Reinsurance segment generated a net claims and claim expense ratio of negative 7.9%, an underwriting expense ratio of 25.3% and a combined ratio of 17.4%, compared to 168.7%, 21.9% and 190.6%, respectively, in the third quarter of 2008. Current accident year losses of $46.8 million decreased $407.4 million from $454.2 million in the third quarter of 2008, due to the comparably low level of catastrophes occurring during the third quarter of 2009, specifically the comparative impact of events such as hurricanes Gustav and Ike which occurred in the third quarter of 2008. During the third quarter of 2009, we experienced favorable development on prior years reserves of $62.7 million, compared to $30.6 million of favorable development in the third quarter of 2008 primarily as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, and lower than expected claims emergence within the specialty unit. The increase in our underwriting expense ratio to 25.3% in the third quarter of 2009 from 21.9% in the third quarter of 2008 was principally driven by a $48.8 million decrease in net premiums earned, principally due to the lack of reinstatement premiums written and earned in the third quarter of 2008, as total underwriting expenses remained relatively stable at $51.1 million in the third quarter of 2009, compared to $55.1 million in the third quarter of 2008.

Following is supplemental financial data regarding the net impact on our Reinsurance segment’s underwriting results for the third quarter of 2008 due to hurricanes Gustav and Ike:

	Three months ended September 30, 2008
(in thousands of U.S. dollars)	Reinsurance
	Gustav	Ike	Total

Net claims and claim expenses incurred	$(70.3)	$(353.9)	$(424.2)

Net reinstatement premiums earned	12.3	36.7	49.0
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	$(59.9)	$(320.0)	$(379.9)

Percentage point impact on combined ratio	20.4	133.8	166.0

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income, subject to the terms of these agreements. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $16.5 million and $1.1 million for the third quarters of 2009 and 2008, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.1% and 0.5% for the third quarters of 2009 and 2008, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $31.0 million and $1.8 million for the third quarters of 2009 and 2008, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit for the three months ended September 30, 2009 and 2008:

Catastrophe overview

Three months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$78,232	$97,839	$(19,607)
DaVinci	29,076	43,413	(14,337)

Total property catastrophe gross premiums written (1)	$107,308	$141,252	$(33,944)

Net premiums written	$19,656	$101,018	$(81,362)

Net premiums earned	176,519	217,626	(41,107)
Net claims and claim expenses incurred	(3,068)	410,683	(413,751)
Acquisition expenses	14,365	27,838	(13,473)
Operational expenses	25,303	16,037	9,266

Underwriting income (loss)	$139,919	$(236,932)	$376,851

Net claims and claim expenses incurred - current accident year	$35,030	$440,740	$(405,710)
Net claims and claim expenses incurred - prior accident years	(38,098)	(30,057)	(8,041)

Net claims and claim expenses incurred - total	$(3,068)	$410,683	$(413,751)

Net claims and claim expense ratio - current accident year	19.8%	202.5%	(182.7%)
Net claims and claim expense ratio - prior accident years	(21.5%)	(13.8%)	(7.7%)

Net claims and claim expense ratio - calendar year	(1.7%)	188.7%	(190.4%)
Underwriting expense ratio	22.4%	20.2%	2.2%

Combined ratio	20.7%	208.9%	(188.2%)

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $13.4 million and $13.3 million for the three months ended September 30, 2009 and 2008, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the third quarter of 2009, our catastrophe reinsurance gross premiums written decreased by $33.9 million, or 24.0%, to $107.3 million, compared to the third quarter of 2008. Gross premiums written in our catastrophe unit in the third quarter of 2008 included $49.0 million of reinstatement premiums written as a result of hurricanes Gustav and Ike. Excluding these reinstatement premiums, gross premiums written in our catastrophe unit increased $15.1 million due to the continuation of attractive market conditions on a risk-adjusted basis in our core markets and the inception of a new program and other organic growth of our portfolio. Our catastrophe reinsurance results can be substantially impacted, and have been in recent periods, by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $139.9 million of underwriting income in the third quarter of 2009, compared to an underwriting loss of $236.9 million in the third quarter of 2008, an increase of $376.9 million. The increase in underwriting income was due primarily to a $413.8 million decrease in net claims and claim expenses as a result of current accident year net claims and claim expenses decreasing $405.7 million in the third quarter of 2009, compared to the third quarter of 2008, as discussed below. In the third quarter of 2009, our catastrophe unit generated a net claims and claim expense ratio of negative 1.7%, an underwriting expense ratio of 22.4% and a combined ratio of 20.7%, compared to 188.7%, 20.2% and 208.9%, respectively, in the third quarter of 2008. Current accident year net claims and claim expenses in the third quarter of 2008 were impacted by hurricanes Gustav and Ike, which resulted in $424.2 million of net claims and claims incurred and added 193.7 percentage points to the catastrophe unit’s combined ratio.

	Three months ended September 30, 2008
	Catastrophe
(in thousands of U.S. dollars)	Gustav	Ike	Total

Net claims and claim expenses incurred	$(70.3)	$(353.9)	$(424.2)

Net reinstatement premiums earned	12.3	36.7	49.0
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	$(59.9)	$(320.0)	$(379.9)

Percentage point impact on combined ratio	22.7	154.8	193.7

During the third quarter of 2009, we experienced $38.1 million of favorable development on prior year reserves, compared to $30.1 million of favorable development on prior years reserves in the third quarter of 2008. The favorable development in the third quarter of 2009 was the result of reductions in ultimate loss estimates on specific events, including European windstorm Kyrill (2007), a California wildfire (2007), hurricane Dean (2007) and hurricane Emily (2005). The favorable development in the third quarter of 2008 was primarily related to lower than expected claims emergence on the United Kingdom (“U.K.”) flooding (2007), hurricane Dean (2007), an industrial catastrophe loss (2005) and a number of small catastrophe events from the 2007 and 2006 accident years. The increase in our operating expense ratio to 14.3% in the third quarter of 2009 from 7.4% in the third quarter of 2008 was principally driven by a $9.3 million increase in operational expenses, primarily as a result of an increase in our employee base which has increased compensation and related operating expenses, combined with a $41.1 million decrease in net premiums earned. The decrease in net premiums earned is due to the decrease in gross premiums written, noted above, combined with the $47.4 million increase in ceded premiums written as a result of the addition of several new reinsurance purchases during the third quarter of 2009.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended September 30, 2009 and 2008:

Specialty overview

Three months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$25,249	$28,408	$(3,159)
DaVinci	(70)	(197)	127

Total specialty gross premiums written	$25,179	$28,211	$(3,032)

Net premiums written	$23,546	$28,211	$(4,665)

Net premiums earned	25,741	33,432	(7,691)
Net claims and claim expenses incurred	(12,846)	12,885	(25,731)
Acquisition expenses	2,799	6,631	(3,832)
Operational expenses	8,658	4,565	4,093

Underwriting income	$27,130	$9,351	$17,779

Net claims and claim expenses incurred - current accident year	$11,725	$13,447	$(1,722)
Net claims and claim expenses incurred - prior accident years	(24,571)	(562)	(24,009)

Net claims and claim expenses incurred - total	$(12,846)	$12,885	$(25,731)

Net claims and claim expense ratio - current accident year	45.5%	40.2%	5.3%
Net claims and claim expense ratio - prior accident years	(95.4%)	(1.7%)	(93.7%)

Net claims and claim expense ratio - calendar year	(49.9%)	38.5%	(88.4%)
Underwriting expense ratio	44.5%	33.5%	11.0%

Combined ratio	(5.4%)	72.0%	(77.4%)

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2009, our specialty reinsurance gross premiums written decreased by $3.0 million, or 10.7%, to $25.2 million, compared to $28.2 million in the third quarter of 2008, due principally to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract and partially offset by new business. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $27.1 million of underwriting income in the third quarter of 2009, compared to $9.4 million in the third quarter of 2008, an increase of $17.8 million, principally due to a $24.0 million increase in favorable development on prior accident year net claims and claim expenses, discussed in more detail below, and partially offset by a decrease in net premiums earned as a result of a decrease in our gross premiums written over the last year which has resulted in lower net premiums earned. The favorable development on prior year reserves of $24.6 million and $0.6 million during the third quarter of 2009 and 2008, respectively, was primarily driven by lower than expected reported claims on prior year reserves. In the third quarter of 2009, our specialty unit generated a net claims and claim expense ratio of negative 49.9%, an underwriting expense ratio of 44.5% and a combined ratio of negative 5.4%, compared to 38.5%, 33.5% and 72.0%, respectively, in the third quarter of 2008. The 11.0 percentage point increase in our underwriting expense ratio was principally driven by lower net premiums earned as the $4.1 million increase in operational expenses was principally offset by a $3.8 million decrease in acquisition expenses. The increase in operational expenses is primarily as a result of an increase in our employee base which has increased compensation and related operating expenses. Acquisition expenses decreased as a result of the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract which had a higher acquisition expense ratio relative to other programs in the specialty unit.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for the three months ended September 30, 2009 and 2008 for our Individual Risk segment:

Individual Risk segment overview

Three months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$31,066	$29,773	$1,293
Multi-peril crop	21,296	11,881	9,415
Commercial property	15,514	24,863	(9,349)
Personal lines property	15,473	17,168	(1,695)

Gross premiums written	$83,349	$83,685	$(336)

Net premiums written	$31,896	$65,179	$(33,283)

Net premiums earned	$93,753	$128,284	$(34,531)
Net claims and claim expenses incurred	54,481	111,779	(57,298)
Acquisition expenses	27,039	19,762	7,277
Operational expenses	11,537	9,694	1,843

Underwriting income (loss)	$696	$(12,951)	$13,647

Net claims and claim expenses incurred - current accident year	$62,256	$117,157	$(54,901)
Net claims and claim expenses incurred - prior years	(7,775)	(5,378)	(2,397)

Net claims and claim expenses incurred - total	$54,481	$111,779	$(57,298)

Net claims and claim expense ratio - current accident year	66.4%	91.3%	(24.9%)
Net claims and claim expense ratio - prior accident years	(8.3%)	(4.2%)	(4.1%)

Net claims and claim expense ratio - calendar year	58.1%	87.1%	(29.0%)
Underwriting expense ratio	41.2%	23.0%	18.2%

Combined ratio	99.3%	110.1%	(10.8%)

Individual Risk Segment Gross Premiums Written – Gross premiums written by our Individual Risk segment were relatively flat at $83.3 million in the third quarter of 2009, compared to $83.7 million in the third quarter of 2008. Multi-peril crop insurance gross premiums written during the third quarter of 2009 increased $9.4 million, to $21.3 million, from $11.9 million in the third quarter of 2008, primarily driven by an increase in policy count and insured acres which more than offset a decline in commodity prices used in determining the policy premium. Offsetting the increase in multi-peril crop insurance gross premiums written during the third quarter of 2009, was our commercial property gross premiums written which decreased $9.3 million, to $15.5 million from $24.9 million in the third quarter of 2008 primarily due to our decision in late 2008 to terminate a commercial property quota share reinsurance contract.

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

Individual Risk Segment Underwriting Results – Our Individual Risk segment generated underwriting income of $0.7 million in the third quarter of 2009, compared to an underwriting loss of $13.0 million in the third quarter of 2008, an increase of $13.6 million. In the third quarter of 2009, our Individual Risk segment generated a net claims and claim expense ratio of 58.1%, an underwriting expense ratio of 41.2% and a combined ratio of 99.3%, compared to 87.1%, 23.0% and 110.1%, respectively, in the third quarter of 2008. The increase in underwriting income and decrease in our combined ratio was principally driven by the absence of catastrophe events such as hurricanes Gustav and Ike which occurred in the third quarter of 2008. Hurricanes Gustav and Ike resulted in $39.7 million in underwriting losses and added 30.2 percentage points to the Individual Risk segment’s combined ratio in the third quarter of 2008, as detailed in the table below. Partially offsetting the lack of hurricane-related losses in the third quarter of 2009 was the impact of significantly higher crop hail losses within the Individual Risk segment’s multi-peril crop insurance line of business in the third quarter of 2009. Multiple hail storms in highly insured areas during the third quarter of 2009 resulted in $16.6 million of underwriting losses in crop hail, a specific product line within the overall multi-peril crop insurance line of business, compared to $3.0 million of underwriting profits for this product line in the third quarter of 2008.

(in thousands of U.S. dollars)	Three months ended September 30, 2008
	Individual Risk
	Gustav	Ike	Total

Net claims and claim expenses incurred	$(10.0)	$(24.6)	$(34.6)

Net reinstatement premiums earned	—	(5.1)	(5.1)
Lost profit commissions	—	—	—

Net impact on underwriting result	$(10.0)	$(29.7)	$(39.7)

Percentage point impact on combined ratio	7.8	22.7	30.2

The Company’s Individual Risk segment prior year reserves experienced $7.8 million of favorable development in the third quarter of 2009 compared to $5.4 million of favorable development in the third quarter of 2008, primarily as a result of lower than expected reported claims on prior year reserves.

Underwriting expenses in the third quarter of 2009 were $38.6 million and the underwriting expense ratio was 41.2%, compared to $29.5 million and 23.0%, respectively, in the third quarter of 2008. The 18.2 percentage point increase in our underwriting expense ratio was driven by increased acquisition expenses, primarily due to profit sharing commissions, increased operating expenses, as discussed below, and decreased net premiums earned, primarily due to the portion of the estimated underwriting income in association with the multi-peril crop insurance business that is remitted to the U.S. government in the form of ceded premiums earned. Operational expenses increased $1.8 million, adding 2.0 percentage points to the underwriting expense ratio, principally as a result of our investment in personnel and related infrastructure in association with our ongoing business development initiatives.

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

Net Investment Income

Three months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$44,127	$52,087	$(7,960)
Short term investments	2,285	9,990	(7,705)
Other investments
Hedge funds and private equity investments	15,510	(15,080)	30,590
Other	47,748	(30,306)	78,054
Cash and cash equivalents	102	1,956	(1,854)

	109,772	18,647	91,125
Investment expenses	(2,957)	(2,880)	(77)

Net investment income	$106,815	$15,767	$91,048

Net investment income was $106.8 million in the third quarter of 2009, compared to net investment income of $15.8 million in the third quarter of 2008. The $91.0 million increase in net investment income was principally driven by a $30.6 million increase from our hedge funds and private equity investments and a $78.1 million increase in net investment income from our other investments, principally senior secured bank loan funds and non-U.S. fixed income funds, and partially offset by an $8.0 million and a $7.7 million decrease in net investment income from our fixed maturity investments available for sale and short term investments, respectively. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $19.2 million in the third quarter of 2009, compared to $54.3 million of net unrealized losses in the third quarter of 2008. Our net investment income for the third quarter of 2009 benefited from the significant tightening of credit spreads and improvement in the equity markets during the quarter, which resulted in increases in the fair value of many of our investments. We do not anticipate a repeat of this quarter’s investment performance in future periods.

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

Net Realized Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars)
Gross realized gains	$26,734	$20,007	$6,727
Gross realized losses	(9,940)	(8,809)	(1,131)

Net realized gains on investments	$16,794	$11,198	$5,596

Total other-than-temporary impairments	(1,408)	(98,808)	97,400
Portion recognized in other comprehensive income, before taxes	1,062	—	1,062

Net other-than-temporary impairments	$(346)	$(98,808)	$98,462

Net realized gains on investments were $16.8 million in the third quarter of 2009, compared to $11.2 million in the third quarter of 2008, an increase of $5.6 million, principally driven by a $6.7 million increase in realized gains. Net other-than-temporary impairments recognized in earnings were $0.3 million in the third quarter of 2009 compared to $98.8 million for the third quarter of 2008. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. For the three months ended September 30, 2008 we recognized other-than-temporary impairments if we could not assert that we had the ability and intent to hold our securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For the three months ended September 30, 2009, we recognized other-than-temporary impairments under updated GAAP guidance for the recognition and presentation of other-than-temporary impairments which was adopted in the second quarter of 2009. Of the total other-than-temporary impairment charges in the third quarter of 2009, $0.3 million was recognized in earnings and includes $0.3 million for credit losses and $nil for investments we intend to sell, with the remaining $1.1 million related to other factors recorded as an unrealized loss in accumulated other comprehensive income. Under the guidance adopted in the second quarter of 2009, we recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.

Equity in Earnings of Other Ventures

Three months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars)
Top Layer Re	$3,385	$2,431	$954
Tower Hill and the Tower Hill Companies	1,098	(832)	1,930
Starbound II	—	777	(777)
Other	(152)	(43)	(109)

Total equity in earnings of other ventures	$4,331	$2,333	$1,998

Equity in earnings of other ventures in the third quarter of 2009 primarily represents our pro-rata share of the net income from our investments in Top Layer Re, Tower Hill and the Tower Hill Companies, and in the third quarter of 2008, Starbound Reinsurance II Ltd. (“Starbound II”). Equity in earnings of other ventures generated $4.3 million of income in the third quarter of 2009, compared to $2.3 million in the third quarter of 2008. The $2.0 million increase in equity in earnings of other ventures in the third quarter of 2009 compared to the third quarter of 2008 is due to increased earnings from Top Layer Re and Tower Hill and the Tower Hill Companies as a result of strong underwriting and investment results for Top Layer Re and partially offset by Starbound II becoming a consolidated entity effective August 1, 2008, and therefore excluded from equity in earnings of other ventures from that date forward.

The equity pick-up for our earnings in Tower Hill and the Tower Hill Companies is recorded one quarter in arrears.

Other Income

Three months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars)
Weather and energy risk operations	$13,674	$(589)	$14,263
Mark-to-market on Platinum warrant	12,839	5,538	7,301
Weather-related and loss mitigation	(2,110)	(3,070)	960
Assumed and ceded reinsurance contracts accounted for at fair value or as deposits	(13,147)	(1,847)	(11,300)
Other items	2,168	2,226	(58)

Total other income	$13,424	$2,258	$11,166

In the third quarter of 2009, we generated $13.4 million of other income, compared to $2.3 million in the third quarter of 2008. The increase in other income is primarily due to a $14.3 million increase in other income related to trading activities within our weather and energy risk operations combined with a $7.3 million increase in the mark-to-market gain on our warrant to purchase 2.5 million shares of Platinum common stock, and partially offset by an $11.3 million decrease in our assumed and ceded reinsurance contracts accounted for at fair value or as deposits. Certain contracts we enter into within our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.

Other Items

Corporate expenses decreased by $7.4 million to negative $4.3 million in the third quarter of 2009, compared to $3.1 million in the third quarter of 2008, primarily due to the recognition of a corporate insurance recovery.

Interest expense decreased by $1.6 million to $3.7 million in the third quarter of 2009, compared to $5.4 million in the third quarter of 2008, primarily as a result of the repayment at maturity of our 7.0% Senior Notes, which came due on July 15, 2008. Offsetting this decrease was an increase in interest expense on our revolving credit facility under which $150.0 million was outstanding throughout the third quarter of 2009. The average interest rate on this borrowing during the third quarter of 2009 was 2.6%, lower than the coupon rate on the 7.0% Senior Notes repaid at maturity in July 2008 with the proceeds of a drawdown from our then current revolving credit facility.

Income tax (expense) benefit decreased by $4.4 million to an expense of $4.0 million in the third quarter of 2009, compared to a benefit of $0.5 million in the third quarter of 2008, due primarily to our U.S. operations generating taxable income during the third quarter of 2009.

Attribution of Net Income

A portion of our net income (loss) is attributable to the third party redeemable noncontrolling interest holders in DaVinciRe. The net income attributed to the redeemable noncontrolling interest holders increased $129.7 million to $37.7 million in the third quarter of 2009, compared to a net loss attributed to the redeemable noncontrolling interest holders of $92.0 million in the third quarter of 2008, due to the increased profitability of DaVinciRe and partially offset by an increase in our ownership of DaVinciRe to 38.2% in the third quarter of 2009, compared to 22.8% in the third quarter of 2008. The change in net income (loss) attributable to redeemable noncontrolling interest was driven by DaVinciRe generating strong underwriting profits and investment income in the third quarter of 2009, compared to an underwriting loss primarily related to hurricanes Gustav and Ike, as discussed above, and lower investment income, in the third quarter of 2008.

SUMMARY OF RESULTS OF OPERATIONS

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Summary Overview

Nine months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,655,886	$1,574,419	$81,467
Net premiums written	1,153,304	1,211,546	(58,242)
Net premiums earned	977,578	1,064,829	(87,251)
Net claims and claim expenses incurred	191,587	731,720	(540,133)
Underwriting income	512,569	84,934	427,635
Net investment income	263,234	106,955	156,279
Net realized gains on investments	57,809	28,322	29,487
Net other-than-temporary impairments	(21,201)	(150,763)	129,562
Net income available to RenaissanceRe common shareholders	627,091	41,912	585,179
Net income available to RenaissanceRe common shareholders per Common Share - diluted	$10.03	$0.65	$9.38
Net claims and claim expense ratio - current accident year	36.9%	81.0%	(44.1%)
Net claims and claim expense ratio - prior accident years	(17.3%)	(12.3%)	(5.0%)
Net claims and claim expense ratio - calendar year	19.6%	68.7%	(49.1%)
Underwriting expense ratio	28.0%	23.3%	4.7%
Combined ratio	47.6%	92.0%	(44.4%)

	September 30, 2009	December 31, 2008	Change	% Change
Book value per common share	$49.21	$38.74	$10.47	27.0%
Accumulated dividends per common share	8.64	7.92	0.72	9.1%

Book value per common share plus accumulated dividends	$57.85	$46.66	$11.19

Net income available to RenaissanceRe common shareholders was $627.1 million in the first nine months of 2009, compared to $41.9 million in the first nine months of 2008. Net income available to RenaissanceRe common shareholders per fully diluted common share was $10.03 for the first nine months of 2009, compared to $0.65 in the first nine months of 2008. The $585.2 million increase in net income available to RenaissanceRe common shareholders was primarily due to:

•

a $427.6 million increase in underwriting income principally the result of the comparably low level of insured catastrophes in the first nine months of 2009 compared to the first nine months of 2008, specifically the comparative impact of events such as hurricanes Gustav and Ike, which occurred in the third quarter of 2008 and resulted in $419.6 million of underwriting losses in that period, as described in more detail below;

•

significantly improved investment results including a $156.3 million increase in net investment income, a $29.5 million increase in net realized gains on investments and a $129.6 million decrease in net other-than-temporary impairments, during the first nine months of 2009, compared to the first nine months of 2008. The increase in net investment income was principally driven by our hedge funds and private equity investments and our other investments, principally senior secured bank loan funds and non-U.S. fixed income funds. The reduction in net other-than-temporary impairments was due in part to our adoption of new authoritative accounting guidance for the recognition and presentation of other-than-temporary impairments effective April 1, 2009, as described in more detail in the Notes to Unaudited Consolidated Financial Statements, as well as improving market conditions for investments; and

•

partially offset by a $133.1 million increase in net income attributable to the redeemable noncontrolling interest – DaVinciRe, due to increased profitability in DaVinciRe, driven by improved underwriting and investment results, and partially offset by our increased ownership in DaVinciRe.

Book value per common share increased $10.47 to $49.21 at September 30, 2009, compared to $38.74 at December 31, 2008. Book value per common share plus accumulated dividends increased $11.19 to $57.85 at September 30, 2009, compared to $46.66 at December 31, 2008. The 27.0% growth in book value per common share was driven by comprehensive income attributable to RenaissanceRe of $738.0 million for the first nine months of 2009, and partially offset by $44.9 million of common dividends declared and paid during the first nine months of 2009. Common shares outstanding increased to 62.4 million at September 30, 2009 from 61.5 million at December 31, 2008, principally due to the issuance of restricted shares granted in accordance with our stock based compensation plan.

Underwriting Results

In the first nine months of 2009, we generated $512.6 million of underwriting income, compared to $84.9 million in the first nine months of 2008. The $427.6 million increase in underwriting income was principally driven by a $540.1 million reduction in net claims and claim expenses incurred, and partially offset by a $38.2 million increase in operational expenses and an $87.3 million decrease in net premiums earned, as discussed in more detail below. We had a net claims and claim expense ratio of 19.6%, an underwriting expense ratio of 28.0% and a combined ratio of 47.6%, in the first nine months of 2009, compared to a net claims and claim expense ratio, underwriting expense ratio and a combined ratio of 68.7%, 23.3% and 92.0%, respectively, in the first nine months of 2008.

Gross premiums written increased $81.5 million to $1,655.9 million in the first nine months of 2009, compared to $1,574.4 million in the first nine months of 2008. Gross premiums written in our catastrophe unit increased $157.7 million, or 16.3%, to $1,127.7 million for the first nine months of 2009, compared to $970.1 million in the first nine months of 2008, principally as a result of the execution of the Tim Re II joint venture in the second quarter of 2009, the continuation of attractive market conditions on a risk-adjusted basis in the Company’s core markets and the inception of several new programs and other organic growth of the Company’s portfolio, partially offset by the impact on market demand of several large state catastrophe programs which purchased private market reinsurance in 2008 and prior periods, but have not done so to date in 2009. Included in the increase in gross premiums written is $41.8 million of premiums written on behalf of our new fully-collateralized joint venture, Tim Re II, which commenced operations during the second quarter of 2009. Of this amount, $34.6 million is ceded to external parties. The increase in gross premiums written in our catastrophe unit was partially offset by a decrease in gross premiums written in our specialty unit, which decreased $37.6 million, or 28.7%, to $93.3 million in the first nine months of 2009, compared to $130.9 million in the first nine months of 2008. As discussed in more detail below, this decrease is primarily due to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract. Gross premiums written in our Individual Risk segment, decreased $32.1 million, or 6.7%, to $447.2 million in the first nine months of 2009, compared to $479.4 million in the first nine months of 2008.

Net premiums written decreased $58.2 million in the first nine months of 2009 to $1,153.3 million, from $1,211.5 million in the first nine months of 2008. The decrease in net premiums written was primarily due to a $139.7 million increase in ceded premium written in the first nine months of 2009, compared to the first nine months of 2008, principally driven by the $34.6 million cession to Tim Re II as noted above, combined with our decision to purchase additional reinsurance at pricing and terms we found attractive. Partially offsetting the increase in ceded premiums written in the first nine months of 2009, compared to the first nine months of 2008, was the increase in gross premiums written, noted above. Net premiums earned decreased $87.3 million to $977.6 million in the first nine months of 2009, compared to $1,064.8 million in the first nine months of 2008.

As noted above, net claims and claim expenses incurred decreased by $540.1 million to $191.6 million in the first nine months of 2009 compared to $731.7 million in the first nine months of 2008, due to a $501.4 million decrease in current accident year losses combined with a $38.7 million increase in favorable development on prior year reserves. The decrease in current accident year losses was principally due to lower losses in our Reinsurance segment which was primarily driven by a comparably low level of insured catastrophes in the first nine months of 2009, compared to the first nine months of 2008, specifically the comparative impact of events such as hurricanes Gustav and Ike, which added $458.8 million in net claims and claim expenses and 41.4 percentage points to the Company’s combined ratio in the first nine months of 2008, as detailed in the table below. In addition, we recorded overall net negative impact of $276.0 million from hurricanes Gustav and Ike in the first nine months of 2008. The following is supplemental financial data regarding the net financial statement impact on our results for the first nine months of 2008 due to hurricanes Gustav and Ike:

	Nine months ended September 30, 2008
(in thousands of U.S. dollars)	Gustav	Ike	Total

Net claims and claim expenses incurred	$(80.3)	$(378.5)	$(458.8)

Net reinstatement premiums earned	12.3	31.6	43.9
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	(69.9)	(349.7)	(419.6)
Minority interest - DaVinciRe	25.3	118.3	143.6

Net negative impact	$(44.6)	$(231.4)	$(276.0)

Percentage point impact on combined ratio	6.7	34.1	41.4

We experienced $169.4 million of favorable development on prior years reserves in the first nine months of 2009, compared to $130.7 million of favorable development in the first nine months of 2008, primarily due to our Reinsurance segment and this increase reflects reductions in estimated ultimate losses on certain specific events within our catastrophe unit and lower than expected claims emergence in our specialty unit, as discussed in more detail below.

Operational expenses increased $38.2 million, or 40.7%, to $132.1 million in the first nine months of 2009, compared to $93.9 million in the first nine months of 2008, primarily as a result of an increase in our employee base which has increased compensation and related operating expenses and $8.0 million of specific compensation related items during the second quarter of 2009 which we would not expect to recur.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty unit underwriting results and ratios for the nine months ended September 30, 2009 and 2008:

Reinsurance segment overview

Nine months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$1,221,035	$1,100,984	$120,051

Net premiums written	$852,970	$825,336	$27,634

Net premiums earned	656,143	709,571	(53,428)
Net claims and claim expenses incurred	(40,132)	490,757	(530,889)
Acquisition expenses	57,321	78,495	(21,174)
Operational expenses	98,265	64,497	33,768

Underwriting income	$540,689	$75,822	$464,867

Net claims and claim expenses incurred - current accident year	$143,636	$582,624	$(438,988)
Net claims and claim expenses incurred - prior accident years	(183,768)	(91,867)	(91,901)

Net claims and claim expenses incurred - total	$(40,132)	$490,757	$(530,889)

Net claims and claim expense ratio - current accident year	21.9%	82.1%	(60.2%)
Net claims and claim expense ratio - prior accident years	(28.0%)	(12.9%)	(15.1%)

Net claims and claim expense ratio - calendar year	(6.1%)	69.2%	(75.3%)
Underwriting expense ratio	23.7%	20.1%	3.6%

Combined ratio	17.6%	89.3%	(71.7%)

(1)	Reinsurance gross premiums written includes $12.4 million and $5.9 million of premiums assumed from the Individual Risk segment for the nine months ended September 30, 2009 and 2008, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $120.1 million, or 10.9%, to $1,221.0 million in the first nine months of 2009, compared to $1,101.0 million in the first nine months of 2008, due to growth in gross premiums written in our catastrophe unit, which benefited from our ability and determination to increase the capacity provided to our clients in light of, among other things, continuing attractive market conditions, the inception of several new programs, and additional premium written by Tim Re II, as noted above, partially offset by a decline in our specialty reinsurance premiums, as discussed below. Gross premiums written in our Reinsurance segment for the first nine months of 2008 include $49.0 million of reinstatement premiums written during the third quarter of 2008 as a result of hurricanes Gustav and Ike. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $540.7 million of underwriting income in the first nine months of 2009, compared to $75.8 million in the first nine months of 2008, an increase of $464.9 million. The increase in underwriting income was primarily due to a $530.9 million decrease in net claims and claim expenses due to a comparably lower level of insured catastrophes occurring in the first nine months of 2009, compared to the first nine months of 2008, specifically the comparative impact of events such as hurricanes Gustav and Ike, which added $424.2 million in net claims and claim expenses and 58.3 percentage points to the

Reinsurance segment’s combined ratio in the first nine months of 2008, as detailed in the table below. In the first nine months of 2009, our Reinsurance segment generated a net claims and claim expenses ratio of negative 6.1%, an underwriting expense ratio of 23.7% and a combined ratio of 17.6%, compared to 69.2%, 20.1% and 89.3%, respectively, in the first nine months of 2008. Current accident year losses of $143.6 million in the first nine months of 2009 were down $439.0 million from $582.6 million in the first nine months of 2008, principally due to the comparably low level of insured catastrophes occurring in the first nine months of 2009, compared to the first nine months of 2008, specifically the comparative impact of events such as hurricanes Gustav and Ike as noted above and as detailed in the table below.

(in thousands of U.S. dollars)	Nine months ended September 30, 2008
	Reinsurance
	Gustav	Ike	Total

Net claims and claim expenses incurred	$(70.3)	$(353.9)	$(424.2)

Net reinstatement premiums earned	12.3	36.7	49.0
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	$(59.9)	$(320.0)	$(379.9)

Percentage point impact on combined ratio	8.8	48.1	58.3

In the first nine months of 2009 and 2008, we experienced favorable development on prior year reserves of $183.8 million and $91.9 million, respectively. The favorable development in the first nine months of 2009 was the result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, and lower than expected claims emergence within our specialty unit, as discussed in more detail below. The favorable development in the first nine months of 2008 was the result of lower than expected claims emergence in our catastrophe and specialty reinsurance units.

Operational expenses increased $33.8 million, or 52.4%, to $98.3 million in the first nine months of 2009, compared to $64.5 million in the first nine months of 2008, primarily as a result of an increase in our employee base which has increased compensation and related operating expenses.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $55.7 million and $38.5 million for the first nine months of 2009 and 2008, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.5% and 5.4% for the first nine months of 2009 and 2008, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable non-controlling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $96.4 million and $64.6 million for the first nine months of 2009 and 2008, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit for the nine months ended September 30, 2009 and 2008:

Catastrophe overview

Nine months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$724,131	$614,124	$110,007
DaVinci	403,595	355,940	47,655

Total property catastrophe gross premiums written (1)	$1,127,726	$970,064	$157,662

Net premiums written	$765,728	$694,416	$71,312

Net premiums earned	543,739	555,446	(11,707)
Net claims and claim expenses incurred	(52,300)	449,156	(501,456)
Acquisition expenses	37,377	43,800	(6,423)
Operational expenses	74,738	49,920	24,818

Underwriting income	$483,924	$12,570	$471,354

Net claims and claim expenses incurred - current accident year	$75,047	$497,005	$(421,958)
Net claims and claim expenses incurred - prior accident years	(127,347)	(47,849)	(79,498)

Net claims and claim expenses incurred - total	$(52,300)	$449,156	$(501,456)

Net claims and claim expense ratio - current accident year	13.8%	89.5%	(75.7%)
Net claims and claim expense ratio - prior accident years	(23.4%)	(8.6%)	(14.8%)

Net claims and claim expense ratio - calendar year	(9.6%)	80.9%	(90.5%)
Underwriting expense ratio	20.6%	16.8%	3.8%

Combined ratio	11.0%	97.7%	(86.7%)

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Catastrophe unit of $12.4 million and $5.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first nine months of 2009, our catastrophe reinsurance gross premiums written increased by $157.7 million, or 16.3%, to $1,127.7 million, compared to the first nine months of 2008. Our growth in catastrophe reinsurance gross premiums written principally reflected the execution of the Tim Re II joint venture during the second quarter of 2009, the continuation of attractive market conditions on a risk-adjusted basis in our core markets and the inception of several new programs and other organic growth of our portfolio. This was partially offset by the impact on market demand of several large state catastrophe programs which purchased private market reinsurance in 2008 and prior periods, but have not done so to date in 2009. Included in gross premiums written in the first nine months of 2008 was $49.0 million of reinstatement premiums written during the third quarter of 2008 as a result of hurricanes Gustav and Ike. Our catastrophe reinsurance results can be substantially impacted, and have been in recent periods, by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $483.9 million of underwriting income in the first nine months of 2009, compared to $12.6 million in the first nine months of 2008, an increase of $471.4 million. The increase in underwriting income in the first nine months of 2009 was primarily due to a decrease in net claims and claim expenses incurred of $501.5 million, and partially offset by an increase in underwriting expenses of $18.4 million, compared to the first nine months of 2008. In the first nine months of 2009, our catastrophe unit generated a net claims and claim expense ratio of negative 9.6%, an underwriting expense ratio of 20.6% and a combined ratio of 11.0%, compared to 80.9%, 16.8% and 97.7%, respectively, in the first nine months of 2008. The 3.8 percentage point increase in our underwriting expense ratio in the first nine months of 2009, compared to the first nine months of 2008, was principally driven by an increase in operational expenses of $24.8 million primarily as a result of an increase in our employee base which has increased compensation and related operating expenses, partially offset by a $6.4 million decrease in acquisition expenses, primarily as a result of higher profit commissions on ceded premiums earned. Current accident year losses of $75.0 million decreased $422.0 million from $497.0 million in the first nine months of 2008, principally due to a comparably low level of insured catastrophes during the first nine months of 2009, compared to the first nine months of 2008, specifically the comparative impact of events such as hurricanes Gustav and Ike which resulted in $424.2 million of net claims and claim expenses incurred in the catastrophe unit in the first nine months of 2008 and added 75.2 percentage points to the catastrophe unit’s combined ratio as detailed in the table below.

	Nine months ended September 30, 2008
(in thousands of U.S. dollars)	Catastrophe
	Gustav	Ike	Total

Net claims and claim expenses incurred	$(70.3)	$(353.9)	$(424.2)

Net reinstatement premiums earned	12.3	36.7	49.0
Lost profit commissions	(1.9)	(2.8)	(4.7)

Net impact on underwriting result	$(59.9)	$(320.0)	$(379.9)

Percentage point impact on combined ratio	11.1	61.8	75.2

During the first nine months of 2009, we experienced $127.3 million of favorable development on prior year reserves as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, including hurricanes Gustav and Ike (2008), the U.K. flooding (2007), European windstorm Kyrill (2007), a California wildfire (2007), hurricane Dean (2007) and hurricane Emily (2005). We experienced $47.8 million of favorable development on prior year reserves in the first nine months of 2008, primarily due to lower than expected claims emergence on the 2007 U.K. floods, hurricane Dean from the third quarter of 2007, a 2005 accident year industrial catastrophe loss and a number of small catastrophe events from the 2007 and 2006 accident years.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the nine months ended September 30, 2009 and 2008:

Specialty overview

Nine months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$90,852	$126,826	$(35,974)
DaVinci	2,457	4,094	(1,637)

Total specialty gross premiums written	$93,309	$130,920	$(37,611)

Net premiums written	$87,242	$130,920	$(43,678)

Net premiums earned	112,404	154,125	(41,721)
Net claims and claim expenses incurred	12,168	41,601	(29,433)
Acquisition expenses	19,944	34,695	(14,751)
Operational expenses	23,527	14,577	8,950

Underwriting income	$56,765	$63,252	$(6,487)

Net claims and claim expenses incurred - current accident year	$68,589	$85,619	$(17,030)
Net claims and claim expenses incurred - prior accident years	(56,421)	(44,018)	(12,403)

Net claims and claim expenses incurred - total	$12,168	$41,601	$(29,433)

Net claims and claim expense ratio - current accident year	61.0%	55.6%	5.4%
Net claims and claim expense ratio - prior accident years	(50.2%)	(28.6%)	(21.6%)

Net claims and claim expense ratio - calendar year	10.8%	27.0%	(16.2%)
Underwriting expense ratio	38.7%	32.0%	6.7%

Combined ratio	49.5%	59.0%	(9.5%)

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2009, our specialty reinsurance gross premiums written decreased by $37.6 million, or 28.7%, to $93.3 million, compared to $130.9 million in the first nine months of 2008, due principally to the non-renewal of several programs that did not meet our underwriting standards, combined with a decrease in gross premiums written due to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract during the second quarter of 2009. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty reinsurance unit generated $56.8 million of underwriting income in the first nine months of 2009, compared to $63.3 million in the first nine months of 2008, a decrease of $6.5 million, primarily due to a $41.7 million decrease in net premiums earned as a result of the decrease in gross premiums written noted above, and partially offset by a $14.8 million decrease in acquisition expenses, also attributable to the non-renewal and portfolio transfer out, noted above. Current accident year losses in the first nine months of 2009 of $68.6 million were down $17.0 million from $85.6 million in the first nine months of 2008, although our current accident year net claims and claim expense ratio was up 5.4 percentage points to 61.0% for the first nine months of 2009 compared to 55.6% for the first nine months of 2008, as a result of the decrease in net premiums earned, noted above. During the first nine months of 2009 and 2008, we experienced $56.4 million and $44.0 million, respectively, of favorable development on prior accident years primarily as a result of lower than expected reported claims on prior year reserves, and for 2009, specifically related to the 2005 through 2008 underwriting years. In the first nine months of 2009, our specialty unit generated a net claims and claim expense ratio of 10.8%, an underwriting expense ratio of 38.7% and a combined ratio of 49.5%, compared to 27.0%, 32.0%

and 59.0%, respectively, in the first nine months of 2008. The 6.7 percentage point increase in our underwriting expense ratio was principally driven by lower net premiums earned as the $9.0 million increase in operational expenses was more than offset by a $14.8 million decrease in acquisition expenses. The increase in operational expenses is primarily as a result of an increase in our employee base which has increased compensation and related operating expenses. Acquisition expenses decreased as a result of the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract which had a higher acquisition expense ratio relative to other programs in the specialty unit.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for our Individual Risk segment for the nine months ended September 30, 2009 and 2008:

Individual Risk segment overview

Nine months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars, except ratios)
Multi-peril crop	$264,442	$220,330	$44,112
Commercial multi-line	81,155	92,856	(11,701)
Commercial property	64,001	116,546	(52,545)
Personal lines property	37,631	49,619	(11,988)

Gross premiums written	$447,229	$479,351	$(32,122)

Net premiums written	$300,334	$386,210	$(85,876)

Net premiums earned	$321,435	$355,258	$(33,823)
Net claims and claim expenses incurred	231,719	240,963	(9,244)
Acquisition expenses	83,981	75,777	8,204
Operational expenses	33,855	29,406	4,449

Underwriting (loss) income	$(28,120)	$9,112	$(37,232)

Net claims and claim expenses incurred - current accident year	$217,350	$279,748	$(62,398)
Net claims and claim expenses incurred - prior years	14,369	(38,785)	53,154

Net claims and claim expenses incurred - total	$231,719	$240,963	$(9,244)

Net claims and claim expense ratio - current accident year	67.6%	78.7%	(11.1%)
Net claims and claim expense ratio - prior accident years	4.5%	(10.9%)	15.4%

Net claims and claim expense ratio - calendar year	72.1%	67.8%	4.3%
Underwriting expense ratio	36.6%	29.6%	7.0%

Combined ratio	108.7%	97.4%	11.3%

Individual Risk Segment Gross Premiums Written – Premiums generated by our Individual Risk segment decreased $32.1 million, or 6.7%, to $447.2 million in the first nine months of 2009 compared to $479.4 million in the first nine months of 2008. The decrease in gross premiums written was primarily due to decreases of $52.5 million, $11.7 million and $12.0 million from our commercial property, commercial multi-line and personal lines property businesses as a result of our decision in late 2008 to terminate several program manager relationships and a commercial property quota share contract as a result of the then softening market conditions and, during the second quarter of 2009, reduce our participation on a personal lines property quota share contract. Offsetting these decreases in gross premiums written for the first nine months of 2009, was a $44.1 million, or 20.0% increase, in our multi-peril crop insurance premium, principally driven by an increase in policy count and insured acres which more than offset a decline in commodity prices used in determining the policy premium.

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

Individual Risk Segment Underwriting Results – Our Individual Risk segment incurred an underwriting loss of $28.1 million in the first nine months of 2009, compared to generating underwriting income of $9.1 million in the first nine months of 2008, a decrease of $37.2 million. In the first nine months of 2009, our Individual Risk segment generated a net claims and claim expense ratio of 72.1%, an underwriting expense ratio of 36.6% and a combined ratio of 108.7%, compared to 67.8%, 29.6% and 97.4%, respectively, in the first nine months of 2008. The decrease in our Individual Risk segment’s underwriting income and corresponding increase in the segment’s combined ratio was due primarily to a $33.8 million decrease in net premiums earned, a $12.7 million increase in underwriting expenses and partially offset by a $9.2 million decrease in net claims and claim expenses incurred, as a result of the comparably low level of catastrophes during the first nine months of 2009, compared to the first nine months of 2008. Net premiums written decreased $85.9 million to $300.3 million in the first nine months of 2009, compared to $386.2 million in the first nine months of 2008 due to the decrease in gross premiums written and a $53.8 million increase in ceded premiums written, as a result of a portion of the estimated underwriting income in association with the multi-peril crop insurance business that is remitted to the U.S. government in the form of ceded premiums written and earned. The Individual Risk segment underwriting results for the first nine months of 2009 were negatively impacted by adverse development on the 2008 crop year, as discussed further below, and by significant crop hail losses in the third quarter of 2009 within the Company’s multi-peril crop line of business. Included in net claims and claim expense in our Individual Risk segment for the first nine months of 2008 was $34.6 million of net claims and claim expenses related to hurricanes Gustav and Ike, which added 11.0 percentage points to the combined ratio, as detailed in the table below.

	Nine months ended September 30, 2008
(in thousands of U.S. dollars)	Individual Risk
	Gustav	Ike	Total

Net claims and claim expenses incurred	$(10.0)	$(24.6)	$(34.6)

Net reinstatement premiums earned	—	(5.1)	(5.1)
Lost profit commissions	—	—	—

Net impact on underwriting result	$(10.0)	$(29.7)	$(39.7)

Percentage point impact on combined ratio	2.8	8.2	11.0

Our Individual Risk prior year reserves experienced unfavorable development of $14.4 million in the first nine months of 2009 primarily driven by our multi-peril crop insurance line of business related to the 2008 crop year due to an increase in the severity of reported losses incurred during 2008 and reported during the first nine months 2009. In comparison, during the first nine months of 2008, we experienced $38.8 million of favorable development on prior year reserves, primarily due to favorable claims emergence.

Underwriting expenses in the first nine months of 2009 were $117.8 million and the underwriting ratio was 36.6%, compared to $105.2 million and 29.6%, respectively, in the first nine months of 2008. The 7.0 percentage point increase in the Company’s underwriting expense ratio was driven by increased acquisition expenses, primarily due to profit sharing commissions, increased operating expenses, as discussed below, and decreased net premiums earned, primarily due to the portion of the estimated underwriting income in association with the multi-peril crop insurance business that is remitted to the U.S. government in the form of ceded premiums written and earned. Operational expenses increased $4.4 million, adding 1.4 percentage points to the underwriting expense ratio, principally as a result of the Company’s investment in personnel and related infrastructure in association with its ongoing business development initiatives.

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

Net Investment Income

Nine months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars)
Fixed maturity investments available for sale	$123,261	$147,930	$(24,669)
Short term investments	8,097	41,124	(33,027)
Other investments
Hedge funds and private equity investments	8,096	(46,415)	54,511
Other	131,309	(32,884)	164,193
Cash and cash equivalents	632	5,900	(5,268)

	271,395	115,655	155,740
Investment expenses	(8,161)	(8,700)	539

Net investment income	$263,234	$106,955	$156,279

Net investment income was $263.2 million in the first nine months of 2009, compared to net investment income of $107.0 million in the first nine months of 2008. The $156.3 million increase in net investment income was principally driven by a $164.2 million increase in net investment income from our other investments, principally senior secured bank loan funds and non-U.S. fixed income funds, a $54.5 million increase in net investment income from our hedge funds and private equity investments, and partially offset by a $24.7 million and $33.0 million decrease in net investment income from our fixed maturity investments available for sale and short term investments, respectively, primarily due to lower average invested assets, combined with lower yields due to the current lower interest rate environment. Our hedge fund, private equity and other investments are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $71.5 million in the first nine months of 2009, compared to $104.0 million of net unrealized losses in the first nine months of 2008. Our net investment income for the first nine months of 2009 benefitted from the significant tightening of credit spreads, which resulted in increases in the fair value of many of our investments. We do not anticipate a repeat of this investment performance in future periods.

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

Net Realized Gains on Investments and Net Other-Than-Temporary Impairments

Nine months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars)
Gross realized gains	$91,370	$58,885	$32,485
Gross realized losses	(33,561)	(30,563)	(2,998)

Net realized gains on investments	$57,809	$28,322	$29,487

Total other-than-temporary impairments	(25,719)	(150,763)	125,044
Portion recognized in other comprehensive income, before taxes	4,518	—	4,518

Net other-than-temporary impairments	$(21,201)	$(150,763)	$129,562

In the first nine months of 2009, we generated net realized gains on investments of $57.8 million compared to $28.3 million in the first nine months of 2008, an increase of $29.5 million. Net other-than-temporary impairments were $21.2 million in the first nine months of 2009, compared to $150.8 million in the first nine months of 2008. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. For the nine months ended September 30, 2008 and for the first three months of 2009, we recognized other-than-temporary impairments if we could not assert that we had the ability and intent to hold our securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For the nine months ended September 30, 2008 and for the first three months of 2009, we recognized other-than-temporary impairments of $150.8 million and $19.0 million, respectively. For the six months ended September 30, 2009, under updated guidance for the recognition and presentation of other-than-temporary impairments which we adopted in the second quarter of 2009, we recorded $6.7 million of total other-than-temporary impairments of which $2.2 million was recognized in earnings and includes $2.0 million for credit losses and $0.2 million for investments we intend to sell, with the remaining $4.5 million related to other factors recorded as an unrealized loss in accumulated other comprehensive income. Under the guidance adopted in the second quarter of 2009, we recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.

Equity in Earnings of Other Ventures

Nine months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars)
Top Layer Re	$9,707	$9,067	$640
Tower Hill and the Tower Hill Companies	1,143	1,385	(242)
Starbound II	—	3,202	(3,202)
Other	649	(199)	848

Total equity in earnings of other ventures	$11,499	$13,455	$(1,956)

Equity in earnings of other ventures in the first nine months of 2009 primarily represents our pro-rata share of the net income from our investments in Top Layer Re, Tower Hill and the Tower Hill Companies, and in the first nine months of 2008, Starbound II. Equity in earnings of other ventures generated $11.5 million in income in the first nine months of 2009, compared to $13.5 million in the first nine months of 2008. The $2.0 million decrease in equity in earnings of other ventures in the first nine months of 2009 compared to the first nine months of 2008 is primarily due to Starbound II becoming a consolidated entity effective August 1, 2008, combined with lower equity in earnings from Tower Hill and the Tower Hill Companies.

The equity pick-up for our earnings in Tower Hill and the Tower Hill Companies is recorded one quarter in arrears.

Other (Loss) Income

Nine months ended September 30,	2009	2008	Change
(in thousands of U.S. dollars)
Weather and energy risk operations	$24,916	$19,890	$5,026
Mark-to-market on Platinum warrant	(461)	(2,374)	1,913
Weather-related and loss mitigation	(8,352)	(7,153)	(1,199)
Assumed and ceded reinsurance contracts accounted for at fair value or as deposits	(23,753)	(6,022)	(17,731)
Other items	2,623	5,905	(3,282)

Total other (loss) income	$(5,027)	$10,246	$(15,273)

In the first nine months of 2009, we incurred an other loss of $5.0 million, compared to generating $10.2 million of other income in the first nine months of 2008. The $15.3 million decrease in other income was primarily due to a $17.7 million increase in other loss related to our assumed and ceded reinsurance contracts accounted for as derivatives and deposits, principally due to the inception of several new contracts during the second quarter of 2009 and partially offset by an increase in net income from our weather and energy risk operations.

The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance year to date will be indicative of future periods.

Other Items

Corporate expenses decreased by $10.3 million to $8.6 million in the first nine months of 2009, compared to $18.9 million for the first nine months of 2008, primarily due to the recognition of a corporate insurance recovery.

Interest expense decreased by $6.0 million to $12.1 million in the first nine months of 2009, compared to $18.1 million in the first nine months of 2008, primarily as a result of the repayment at maturity of our 7.0% Senior Notes, which came due on July 15, 2008. Offsetting this decrease was an increase in interest expense on our revolving credit facility under which $150.0 million was outstanding throughout the first nine months of 2009. The average interest rate on this borrowing during the first nine months of 2009 was 2.7%, lower than the coupon rate on the 7.0% Senior Notes repaid at maturity in July 2008 with the proceeds of our current revolving credit facility drawdown.

Income tax (expense) benefit increased by $2.9 million to an expense of $3.8 million in the first nine months of 2009, compared to $0.9 million in the first nine months of 2008, due primarily to our U.S. operations generating higher profits during the first nine months of 2009.

Attribution of Net Income

A portion of our net income is attributable to the third party redeemable noncontrolling interest holders in DaVinciRe. The net income attributed to the redeemable noncontrolling interest holders increased $133.1 million to $122.8 million in the first nine months of 2009, compared to a net loss attributed to the redeemable noncontrolling interest holders of $10.3 million in the first nine months of 2008, due to the increased profitability of DaVinciRe and partially offset by an increase in our ownership of DaVinciRe to 38.2% in the first nine months of 2009, compared to 22.8% in the first nine months of 2008. The change in net income (loss) attributable to redeemable noncontrolling interest was driven by DaVinciRe generating strong underwriting profits and investment income in the first nine months of 2009, compared to an underwriting loss primarily related to hurricanes Gustav and Ike, as discussed above, and lower investment income, in the first nine months of 2008.

FINANCIAL CONDITION

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt, and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our U.S. and Bermuda subsidiaries is, under certain circumstances, limited under U.S. statutory regulations and Bermuda insurance law, which require our U.S. and Bermuda insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At September 30, 2009, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.4 billion, and the amount of capital and surplus required to be maintained was $537.0 million. During the first nine months of 2009, Renaissance Reinsurance, DaVinciRe and operating subsidiaries of RenRe Insurance returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $645.7 million, $nil and $nil, respectively, compared with $73.6 million, $100.0 million and $69.9 million, respectively, during the first nine months of 2008.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions it considers necessary to protect policyholders and creditors. At September 30, 2009, the consolidated statutory capital and surplus of Stonington was $130.1 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without approval from the TDI.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. As of April 9, 2009, we entered into an amended and restated revolving credit facility to meet additional liquidity and capital requirements. At September 30, 2009, the $150.0 million borrowed under our pre-existing facility, which we used to pay at maturity our 7.0% Senior Notes which came due July 15, 2008, remains outstanding under the new facility. See “Capital Resources” section below.

CASH FLOWS

Cash flows from operating activities in the first nine months of 2009 were $452.0 million, which principally consisted of our net income of $781.6 million and increases in reserves for unearned premiums of $295.0 million, offset by a $276.5 million decrease in reserve for claims and claim expenses, net, a $260.9 million increase in premiums receivable, and a $119.2 million increase in ceded reinsurance balances, among other items. The increase in the reserve for unearned premium, premiums receivable and ceded reinsurance balances was principally due to the increase in gross premiums written as part of the June 1st renewals. The $276.5 decrease in net claims and claim expenses during the first nine months of 2009 is primarily due to $468.1 million of net paid losses and loss expenses, partially offset by $191.6 million of net claims and claim expenses.

Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of hurricanes Gustav and Ike during the third quarter of 2008 meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly. In addition, given the severity of losses incurred in 2005 from the large catastrophes in that year, many of which remain unpaid at September 30, 2009, it is likely that we will experience a significant amount of paid claims in the remainder of 2009 and beyond which could reduce our cash flows from operations during those periods, perhaps significantly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at September 30, 2009 and December 31, 2008:

September 30, 2009	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$190,779	$233,954	$236,429	$661,162
Specialty reinsurance	110,806	130,040	372,405	613,251

Total Reinsurance	301,585	363,994	608,834	1,274,413
Individual Risk	196,320	6,705	360,441	563,466

Total	$497,905	$370,699	$969,275	$1,837,879

At December 31, 2008
(in thousands of U.S. dollars)
Property catastrophe reinsurance	$312,944	$297,279	$250,946	$861,169
Specialty reinsurance	113,953	135,345	387,352	636,650

Total Reinsurance	426,897	432,624	638,298	1,497,819
Individual Risk	253,327	14,591	394,875	662,793

Total	$680,224	$447,215	$1,033,173	$2,160,612

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the three months ended September 30, 2009 and 2008, changes to prior year estimated claims reserves increased our net income by $70.4 million and decreased our net loss by $36.0 million, respectively, and for first nine months of 2009 and 2008, increased our net income by $169.4 million and $130.7 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

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

We recorded $586.7 million of gross claims and claim expenses incurred in the third quarter of 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the United States in the third quarter of 2008. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain clients and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and relatively recent occurrence of these events, as well as the large storms of 2005, including hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

CAPITAL RESOURCES

Our total capital resources at September 30, 2009 and December 31, 2008 were as follows:

(in thousands of U.S. dollars)	September 30, 2009	December 31, 2008	Change
Common shareholders’ equity	$3,070,470	$2,382,743	$687,727
Preference shares	650,000	650,000	—

Total shareholders’ equity	3,720,470	3,032,743	687,727
5.875% Senior Notes	100,000	100,000	—
RenaissanceRe revolving credit facility - borrowed	150,000	150,000	—
RenaissanceRe revolving credit facility - unborrowed	195,000	350,000	(155,000)
DaVinciRe revolving credit facility - borrowed	200,000	200,000	—
DaVinciRe revolving credit facility - unborrowed	—	—	—
Renaissance Trading credit facility - borrowed	—	—	—
Renaissance Trading credit facility - unborrowed	10,000	10,000	—

Total capital resources	$4,375,470	$3,842,743	$532,727

In the first nine months of 2009, our capital resources increased by $532.7 million, primarily due to our comprehensive income attributable to RenaissanceRe of $738.0 million, and partially offset by $44.9 million of dividends on common shares during the first nine months of 2009 and, effective April 9, 2009, the decrease in our committed revolving credit facility from $500.0 million to $345.0 million, as discussed below.

Capital resources at September 30, 2009 have not changed materially compared to December 31, 2008, as updated in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2009 and June 30, 2009, respectively, except as noted below.

RenaissanceRe Revolving Credit Facility (“Credit Agreement”)

Effective April 9, 2009, we amended and restated our Credit Agreement. The Credit Agreement provides for a revolving commitment of up to $345.0 million. As part of the $345.0 million commitment, letters of credit may be issued for the benefit of the Company’s subsidiaries in an aggregate amount up to $150.0 million, of which up to $75.0 million may be used for the issuance of letters of credit on behalf of the Company’s non-insurance subsidiaries. At September 30, 2009, the $150.0 million borrowed under the Company’s prior facility remains outstanding under the new agreement. The Company has the right, subject to satisfying certain conditions, to increase the size of the facility to $500.0 million. Amounts borrowed under the Credit Agreement bear interest at a rate selected by the Company equal to the Base Rate or LIBOR plus a margin, all as more fully set forth in the Credit Agreement. The scheduled commitment termination date under the Credit Agreement is March 31, 2010.

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

Letters of Credit

At September 30, 2009, we had $989.1 million of letters of credit with effective dates on or before September 30, 2009 outstanding under our principal letter of credit facility and total letters of credit outstanding under all facilities of $994.1 million. The scheduled termination date under our principal letter of credit facility is April 27, 2010.

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

The capacity needed for renewal of these letter of credit facilities, if available at all, may be on terms that are unfavorable to us, particularly in light of the ongoing disruptions, uncertainty and volatility in the capital and credit markets, during which access to capital on attractive terms has been challenging for many companies. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position, operating results and credit and capital market conditions. If bank facilities supporting letters of credit are not available at a reasonable price or at all in the future, we may have to seek alternative means of supporting the operations of our Bermuda-based entities and Syndicate 1458, which could include utilizing holding company funds. These alternatives, if required, could increase our operating expenses on an absolute and relative basis compared to past periods.

Guarantees

At September 30, 2009, the Company has provided guarantees in the amount of $121.8 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, we may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Redeemable Noncontrolling Interest – DaVinciRe

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2009, in accordance with the third amended and restated shareholders agreement, which provides shareholders, excluding the Company, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of such shareholders’ desire for DaVinciRe to repurchase up to half of their respective number of shares held, subject to certain limitations, as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008. The repurchase notices submitted on or before March 1, 2009, were for shares of DaVinciRe with a GAAP book value of $165.5 million at September 30, 2009.

SHAREHOLDERS’ EQUITY

In the first nine months of 2009, our consolidated shareholders’ equity increased by $687.7 million to $3.7 billion at September 30, 2009, from $3.0 billion at December 31, 2008. The change in shareholders’ equity was primarily due to our comprehensive income attributable to RenaissanceRe of $738.0 million, partially offset by $44.9 million of dividends paid to RenaissanceRe common shareholders.

INVESTMENTS

The table below shows the aggregate amounts of our invested assets at September 30, 2009 and December 31, 2008:

(in thousands of U.S. dollars)	September 30, 2009	December 31, 2008	Change
Fixed maturity investments available for sale, at fair value	$4,505,446	$2,996,885	$1,508,561
Short term investments, at fair value	880,406	2,172,343	(1,291,937)
Other investments, at fair value	812,056	773,475	38,581

Total managed investments portfolio	6,197,908	5,942,703	255,205
Investments in other ventures, under equity method	94,859	99,879	(5,020)

Total investments	$6,292,767	$6,042,582	$250,185

Our total investments at September 30, 2009 increased by $250.2 million from December 31, 2008, primarily as a result of the investment of a portion of our operating cash flows generated during the first nine months of 2009. In addition, our fixed maturity investments available for sale portfolio increased by $1.5 billion and our short term investments portfolio decreased by $1.3 billion as we invested a portion of our short term investments in fixed maturity investments available for sale. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, highly rated sovereign and supranational securities, high-grade corporate securities, FDIC guaranteed corporate securities and mortgage-backed and asset-backed securities. At September 30, 2009, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2008 – AA), an average duration of 2.5 years (December 31, 2008 – 1.5 years) and an average yield to maturity of 2.4% (December 31, 2008 – 2.8%).

Other Investments

The table below shows our portfolio of other investments at September 30, 2009 and December 31, 2008:

(in thousands of U.S. dollars)	September 30, 2009	December 31, 2008	Change
Private equity partnerships	$279,030	$258,901	$20,129
Senior secured bank loan funds	240,514	215,870	24,644
Catastrophe bonds	124,192	93,085	31,107
Non-U.S. fixed income funds	81,083	81,719	(636)
Hedge funds	52,955	105,838	(52,883)
Miscellaneous other investments	34,282	18,062	16,220

Total other investments	$812,056	$773,475	$38,581

The fair value of certain of our fund investments, which principally include hedge funds, private equity partnerships, senior secured bank loan funds and non-U.S. fixed income funds, is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. In these circumstances, we estimate the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, we use all credible information available to us. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have reported results, or other valuation methods, as necessary. Actual final fund valuations may differ from our estimates and these differences are recorded in the period they become known as a change in estimate. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $139.4 million of net investment income for the first nine months of 2009, compared to a loss of $79.3 million for the first nine months of 2008. Of this amount, $71.5 million relates to net unrealized gains compared with $104.0 million of net unrealized losses for the first nine months of 2009 and 2008, respectively. Our investment in hedge funds decreased $52.9 million to $53.0 million at September 30, 2009, compared to $105.8 million at December 31, 2008, principally as a result of $57.0 million in redemptions during the first nine months of 2009.

We have committed capital to private equity partnerships and other entities of $614.3 million, of which $368.4 million has been contributed at September 30, 2009.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2008 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of September 30, 2009, there are no material changes in the Company’s contractual obligations as disclosed in the table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

CURRENT OUTLOOK

General Economic Conditions

While there have been some indicators of stabilization, the United States and numerous other leading markets around the world continue to experience significant recessionary conditions, and we believe meaningful risk remains of potential further deterioration in economic conditions, including substantial and continuing financial market disruptions. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions, in an effort to increase liquidity and capital availability, if economic conditions do not stabilize or deteriorate further, the business environment in our principal markets would be further adversely affected, which accordingly could adversely affect demand for the products sold by us or our clients. In addition, during an economic downturn we believe our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, among others, is likely to be increased. Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

While we continuously monitor the financial markets for opportunities to raise capital or refinance existing obligations on attractive terms, we do not currently expect to require additional external capital in the near term due to our strong current capital position. However, our operations are subject to the ever present potential for significant volatility in capital due primarily to our exposure to potentially significant catastrophic events; if the current financial market disruption should continue, it could prove difficult to raise capital, if needed, on attractive terms or at all, which would have a material negative impact on our operations. In addition, our principal existing letter of credit facility and our revolving credit facility are scheduled to expire on April 27, 2010 and March 31, 2010, respectively. For more information, refer to “Capital Resources” above.

Ongoing conditions in the investment markets, the interest rate environment and general economic conditions could adversely affect our net investment income on our fixed income investments and our other invested assets. In the second and third quarters of 2009, our investment results benefited from factors including spreads tightening and improving valuation at levels which the Company would not anticipate repeating in future periods. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. We expect the current volatile financial markets and challenging economic conditions to persist for some time and we are unable to predict with certainty when conditions might improve, or the pace or scale of any such improvement.

Market Conditions and Competition

While the U.S. hurricane season is not deemed to be over until the end of November, 2009 has thus far produced a relatively inactive year meteorologically in the Atlantic basin, which is often attributed to the El Nino effect. As a result, insured industry losses for the first nine months of 2009 have been relatively benign, particularly in the Eastern and Southeastern U.S. This is in contrast to 2005 and 2008, for example, in which hurricanes Katrina, Gustav and Ike, among others, resulted in substantial insured property losses. In addition, the dislocations in the investment markets eroded the capital and surplus of many market participants. The combination of the 2008 storms and the effects of the financial crisis resulted in relatively attractive market conditions at the June and July 1, 2009 catastrophe renewals. We are unable to predict how long current market conditions may persist, although we expect it may prove to be relatively temporary, as the duration of recent hard market cycles has contracted in recent years. In addition, pricing in other lines of insurance and reinsurance have not to date evidenced substantial firming. The benign insured catastrophe loss activity in 2009 combined with improvement in the capital markets is likely to have a positive impact on the financial situation and capacity of our customers and our competitors and is likely to result in increasingly competitive market conditions for our products through the remainder of 2009 and as the Company enters the January 1, 2010 renewal season. Despite the possibility of a reduction in such pricing, we believe that our strong relationships, and track record of superior claims paying and other client service, will enable us to compete for the business we find attractive. However, it is possible that industry pricing in our core product lines will decrease more rapidly than we anticipate, or that we will encounter more significant competitive barriers than we have in the past.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance contracts over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically over recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. We do not believe that the level of weather-related losses incurred in the first nine months of 2009 is indicative of the likely level of such losses in future periods. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue over time in the future.

With respect to our Individual Risk segment, certain competitors retained more programs than we had expected and did so at prices that we did not find attractive. We sought to maintain our disciplined underwriting and while we continued to see a substantial number of market opportunities, we did not write as many policies as we had anticipated going into the renewal season. Market conditions are fluid and evolving and we cannot assure you that pricing conditions in these markets will improve or that we will succeed in growing our business if they do. While we did write more business in our multi-peril crop insurance line of business in the first nine months of 2009, than we did in the first nine months of 2008, premiums in this line of business are inherently volatile as they are driven in part by commodity prices, which are subject to significant short and long term price changes. Similarly in our relatively new direct written commercial property insurance operations, we have been writing attractive business while seeking to maintain our underwriting discipline. We currently expect market conditions in these lines of primary insurance to remain very competitive through the remainder of 2009 and into 2010, particularly for new business. According to press reports, some competitors are experiencing financial or market difficulties and may, in an effort to maintain their business, offer products, or enter into program manager agreements, at prices or on terms that are not consistent with our underwriting discipline. However, these circumstances may be partially offset to the degree producing agents, brokers and customers seek to do business with high-quality carriers such as our primary insurance companies. Moreover, the dynamics which could contribute to a potential improvement in rates during the remainder of 2009 and into 2010 in some product lines may well be largely offset by a decline in exposures arising from the ongoing recessionary conditions in our key markets. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships and seek to respond quickly to potential growth opportunities, our in-depth due diligence process means that growth opportunities within this segment take time. We believe that we have established ourselves as an effective and creative, though disciplined, partner, and as a result we are presented with many of the more attractive opportunities for which to compete.

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

Legislative and Regulatory Update

As previously disclosed, in 2007 the U.S. House of Representatives passed legislation (the “2007 Bills”) which would expand the National Flood Insurance Program (the “NFIP”) to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event). In addition, the 2007 Bills included legislation also adopted by the U.S. House of Representatives which would create a National Catastrophe Risk Consortium and would also require the U.S. Treasury Department to establish a national homeowner’s insurance stabilization program. The National Catastrophe Risk Consortium program would allow multiple participating states to pool their respective catastrophic risk insurance or reinsurance wind pools or other residual markets among each other. The stabilization program would allow the Treasury Department to make below-cost loans to participating states or their reinsurance pools and/or residual markets.

On September 30, 2009, Congress extended the NFIP through October 31, 2009, and is reported to be contemplating a further additional extension of the current program; according to published reports the extension, if passed, might be until June 30, 2010, or on a month-to-month or other basis. The House of Representatives and the Federal Emergency Management Agency are also exploring the possibility of new legislation which might reshape the federal flood insurance program, perhaps substantially. At this juncture it is not possible to predict whether the program will indeed be amended, and, if so, whether any such changes would impact us. A failure to renew the NFIP program, particularly if unanticipated by industry participants, could have dislocating impacts on the industry and our clients and potentially have an adverse impact on us.

In April 2009, U.S. Senator Bill Nelson introduced the “Catastrophe Obligation Guarantee Act” (S. 886) (the “COGA”) to federally guarantee bond issuances by certain government entities, potentially including the Florida Hurricane Catastrophe Fund (“FHCF”), the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. Similar legislation has been introduced in the House of Representatives by one of the sponsors of the 2007 Bills. If enacted, the legislation would likely contribute to growth of these state entities or the inception or alteration in a manner adverse to us of other state entities. While none of this legislation has been enacted by the U.S. Senate to date, and the introduction of COGA remains relatively recent, we believe they will continue to be considered by Congress and, if enacted, could adversely impact the markets for our risk coverages and other products.

In 2008, Congress conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. In September of that year, U.S. Rep. Richard Neal introduced one such proposal, H.R. 6969 (the “Neal Bill”), a bill which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The bill, which was referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined in reference to individual business lines). In the fourth quarter of 2008, the Senate Finance Committee released a staff discussion draft, which was substantively similar to the Neal Bill. While this legislation has yet to be enacted, the Neal Bill was reintroduced in July 2009, in a form similar to the original form, though it has not been passed or included in any other legislative initiatives to date. We can provide no assurance that this legislation or similar legislation will not be adopted. We believe that passage of such legislation would adversely affect us, perhaps materially.

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

•

risks relating to adverse legislative developments including the risk that the state of Florida expands the reinsurance coverages offered by the FHCF or the insurance policies written by Citizens Property Insurance Corporation (“Citizens”), or that Florida or other states implement new programs or expand current ones which reduce the size of the private market for our products; and the risk that new, state based or federal legislation will be enacted and adversely impact us;

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

•

risks resulting from the fact that our portfolio of business continues to be increasingly characterized by a relatively small number of relatively large transactions with reinsurance clients, third party program managers, and other companies with whom we do business;

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

•

risks associated with the continuing weakness in business and economic conditions, particularly in the principal markets in which we do business, which may adversely affect the demand for our products and ultimately our business and operating results;

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

•

risks relating to our exposure to counterparty credit risk, including with respect to reinsurance brokers, clients, agents, retrocessionaires, capital providers and parties associated with our investment portfolio, which risks we believe to be currently heightened as a result of the global economic downturn;

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

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the risks of increased global regulation of the insurance and reinsurance industry;

•	operational risks, including system or human failures;

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

•

we operate in a highly competitive environment, which we expect to increase over time, including from the relatively new entrants formed following hurricane Katrina, from new competition from non-traditional participants as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products and as a result of consolidation in the (re)insurance industry, recently exemplified by the approved amalgamation of IPC Holdings, Ltd. and Validus Holdings, Ltd., as well as the acquisition of PARIS RE Holdings Limited by PartnerRe Ltd.;

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

•

risks relating to changes in regulatory regimes and/or accounting rules, such as the roadmap to International Financial Reporting Standards (“IFRS”), which could result in significant changes to our financial results.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2009 and June 30, 2009, respectively.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 20, 2008, the Board of Directors publicly announced an increase in the Company’s authorized share repurchase program to $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. During the three months ended September 30, 2009, no shares were repurchased under this program. The repurchases reflected below during the three months ended September 30, 2009 exclusively represent shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price, or payment of taxes in connection with the exercise, of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$382.4
July 1 - 31, 2009	23,735	$48.14	23,735	$48.14	—	$—	—
August 1 - 31, 2009	2,095	$51.06	2,095	$51.06	—	$—	—
September 1 - 30, 2009	571	$53.58	571	$53.58	—	$—	—

Total	26,401	$48.49	26,401	$48.49	—	$—	$382.4

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

Date: October 28, 2009