Form 10-K
period 2009-12-31
RENAISSANCERE HOLDINGS LTD
filed 2010-02-19
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.

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

Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2009 was $2,758.1 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

The number of Common Shares outstanding at February 10, 2010 was 60,058,112.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed in respect of our 2010 Annual General Meeting of Shareholders.

RENAISSANCERE HOLDINGS LTD.

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

•

the risk that the Risk Management Agency of the U.S. Department of Agriculture (the “RMA”) adversely changes the financial terms of the Standard Reinsurance Agreement (the “SRA”) which we are currently party to and under which our Individual Risk segment participates in the federal multi-peril crop insurance program;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe Holdings Ltd. or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks relating to our strategy of relying on third party program managers, third party administrators, and other vendors to support our Individual Risk operations;

•

risks due to our dependence on a few insurance and reinsurance brokers for the preponderance of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers, including as a result of the merger of AON Corporation (“AON”) and Benfield Group Limited (“Benfield”);

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

•

we are exposed to the risk that our customers may fail to make premium payments due to us (a risk that may be increasing in certain of our key markets), as well as the risk of failures of our reinsurers, brokers, third party program managers or other counterparties to honor their obligations to us, including their obligations to make third party payments for which we might be liable, which risks we believe continue to be heightened during the ongoing period of financial market dislocation;

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

•

risks relating to a deterioration in the investment markets and current economic conditions which could adversely affect our net investment income and lead to investment losses, particularly with respect to our illiquid investments in asset classes experiencing significant volatility;

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

•

we are exposed to counterparty credit risk, including with respect to reinsurance brokers, customers, agents, retrocessionaires, capital providers and parties associated with our investment portfolio, energy trading business, and premiums and other receivables owed to us, which risks we believe continue to be heightened as a result of the ongoing global economic downturn;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	loss of services of any one of our key senior officers, or difficulties associated with the transition of new members of our senior management team;

•	a contention by the U.S. Internal Revenue Service (the “IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to U.S. taxation;

•

the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate, or increasing the taxation of business ceded to us;

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

•	operational risks, including system or human failures;

•	risks in connection with our management of third party capital;

•

risks that we may require additional capital in the future, particularly after a catastrophic event or to support potential growth opportunities in our business, which may not be available or may be available only on unfavorable terms, risks which we believe to be heightened during the ongoing financial market crisis;

•	risks relating to failure to comply with covenants in our debt agreements;

•	risks relating to the inability of our operating subsidiaries to declare and pay dividends to the Company;

•	risks that acquisitions or strategic investments that we have made or may make could turn out to be unsuccessful;

•

risks that certain of our new or potentially expanding business lines could have a significant negative impact on our financial results or cause significant volatility in our results for any particular period;

•

the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•

we operate in a highly competitive environment, which we expect to increase over time from new competition from non-traditional participants as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products and as a result of consolidation in the (re)insurance industry;

•

risks arising out of possible changes in the distribution or placement of risks due to increased consolidation of customers or insurance and reinsurance brokers, or third party program managers, or from potential changes in their business practices which may be required by future regulatory changes;

•

the risk that there could be regulatory or legislative changes adversely impacting us, as a Bermuda-based company, relative to our competitors, or actions taken by multinational organizations having such an impact;

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

PART I

ITEM 1.    BUSINESS

Unless the context otherwise requires, references in this Form 10-K to “RenaissanceRe” or the “Company” mean RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include, but are not limited to, Renaissance Reinsurance, RenRe Insurance Holdings Ltd. and its subsidiaries (“RenRe Insurance”), Renaissance Trading Ltd. (“Renaissance Trading”), RenRe Energy Advisors Ltd. (“REAL”) and the Company’s Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”).

We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). The financial results of DaVinci and DaVinci’s parent company, DaVinciRe Holdings Ltd. (“DaVinciRe”), are consolidated in our financial statements. For your convenience, we have included a glossary beginning on page 53 of selected insurance and reinsurance terms. All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

GENERAL

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance coverages and related services. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive solutions, and keeping our promises. We accomplish this by leveraging our core capabilities of risk assessment and information management, and by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets. Overall, our strategy focuses on superior risk selection, marketing, capital management and joint ventures. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure over time.

Our core products include property catastrophe reinsurance, which we write through our principal operating subsidiary Renaissance Reinsurance and joint ventures, principally DaVinci and Top Layer Re; specialty reinsurance risks written through Renaissance Reinsurance and DaVinci; and primary insurance and quota share reinsurance, which we write through the operating subsidiaries of RenRe Insurance. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and are building a franchise in the U.S. insurance and crop insurance business. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong relationships.

We currently conduct our business through two reportable segments, Reinsurance and Individual Risk. For the year ended December 31, 2009, our Reinsurance and Individual Risk segments accounted for 69.3% and 30.7%, respectively, of our total consolidated gross premiums written. Our segments are more fully described in “Business Segments” below.

CORPORATE STRATEGY

Our mission is to produce superior returns for our shareholders by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive solutions, and keeping our promises. Our vision is to seek to generate long-term growth in tangible book value per common share plus the change in accumulated dividends for our shareholders by being a leader in select financial services through our people and culture, executing our expertise in risk, and having a passion for exceeding our customers’ expectations.

Since our inception, we have cultivated and endeavor to preserve certain competitive advantages that position us to fulfill our strategic objectives. We believe these competitive advantages are:

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

•

Superior Marketing.    We believe our modeling and technical expertise, and the risk management advice that we provide to our customers, has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We seek to offer stable, predictable and consistent risk-based pricing and a prompt turnaround on our claims.

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

We believe we are well positioned to fulfill these objectives by virtue of the experience and skill of our management team, our significant financial strength, and our strong relationships with brokers and customers. In addition, we believe our superior service, our proprietary modeling technology, and our extensive business relationships, which have enabled us to become a leader in the property catastrophe reinsurance market, will be instrumental in allowing us to achieve our strategic objectives. In particular, we believe our strategy, high performance culture, and commitment to our customers and joint venture partners permit us to differentiate ourselves by offering specialized services and products at times and in markets where capacity and alternatives may be limited.

BUSINESS SEGMENTS

We currently conduct our business through two reportable segments, Reinsurance and Individual Risk. Financial data relating to our two segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reinsurance Segment

Our Reinsurance operations are comprised of three units: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain other activities of ventures as described herein. Our Reinsurance operations are managed by the Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to our proprietary risk management, underwriting and modeling resources and tools. We believe the expertise of our underwriting and modeling team and our proprietary analytic tools, together with superior customer service, provide us with a significant competitive advantage.

Our portfolio of business has continued to be increasingly characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 15% of our gross premiums written. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers. We market our reinsurance products worldwide exclusively through brokers, whose market has become extremely consolidated in recent years. In 2009, three brokerage firms accounted for 90.1% of our Reinsurance segment gross premiums written. We believe that recent market dynamics, and trends in our industry in respect of potential future consolidation, have increased our exposure to the risks of broker, client and counterparty concentration.

The following table shows our total catastrophe and specialty reinsurance gross premiums written:

Year ended December 31,	2009	2008	2007
(in thousands)

Renaissance catastrophe premiums	$706,947	$633,611	$662,987
Renaissance specialty premiums	111,889	153,701	277,882

Total Renaissance premiums	818,836	787,312	940,869

DaVinci catastrophe premiums	389,502	361,010	340,117
DaVinci specialty premiums	2,457	6,069	9,434

Total DaVinci premiums	391,959	367,079	349,551

Total Reinsurance premiums	$1,210,795	$1,154,391	$1,290,420

Total specialty premiums (1)	$114,346	$159,770	$287,316

Total catastrophe premiums (2)	$1,096,449	$994,621	$1,003,104

(1)	Total specialty premiums written includes $nil, $nil and $0.4 million premiums assumed from our Individual Risk segment for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Total catastrophe premiums written includes $12.7 million, $5.7 million and $37.0 million of premiums assumed from our Individual Risk segment for the years ended December 31, 2009, 2008 and 2007, respectively.

Property Catastrophe Reinsurance

We believe we are one of the largest providers of property catastrophe reinsurance in the world, based on our total catastrophe premium. Our principal property catastrophe reinsurance products include catastrophe excess of loss reinsurance and excess of loss retrocessional reinsurance as described below:

Catastrophe Excess of Loss Reinsurance.    We principally write catastrophe reinsurance on an excess of loss basis, which means we provide coverage to our insureds when aggregate claims and claim expenses from a single occurrence of a covered peril exceed the attachment point specified in a particular contract. Under these contracts, we indemnify an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, and up to an amount per loss specified in the contract. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from “all property” perils to limited coverage on selected perils, such as “earthquake only” coverage.

Excess of Loss Retrocessional Reinsurance.    We also write retrocessional reinsurance contracts that provide property catastrophe coverage to other reinsurers or retrocedants. In providing retrocessional reinsurance, we focus on property catastrophe retrocessional reinsurance, which covers the retrocedant on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from “all property” perils to limited coverage on selected perils, such as “earthquake only” coverage. The information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedant alter their book of business after retrocessional coverage has been bound.

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

As a result of our position in the market and reputation for superior customer service, we believe we have superior access to reinsurance business we view as desirable compared to the market as a whole. As described above, we use our proprietary underwriting tools and guidelines to attempt to construct an attractive portfolio from these opportunities. We dynamically model policy submissions against our current in-force underwriting portfolio, comparing our estimate of the modeled expected returns of the contract against the amount of capital that we allocate to the contract, based on our estimate of its marginal impact on our overall risk portfolio. At times, our approach to portfolio management has resulted and may result in the future in our having a relatively large market share of catastrophe reinsurance exposure in a particular geographic region, such as Florida, or to a particular peril, such as U.S. hurricane risk, where we believe supply and demand characteristics promote our providing significant capacity, or where the risks or class of risks otherwise adds efficiency to our portfolio. Conversely, from time to time we may have a disproportionately low market share in certain regions or perils where we believe our capital would be less effectively deployed.

Specialty Reinsurance

We write a number of lines of reinsurance other than property catastrophe, such as catastrophe exposed workers’ compensation, surety, terrorism, political risk, trade credit, medical malpractice, catastrophe exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance, which we collectively refer to as specialty reinsurance. As with our catastrophe business, our team of experienced professionals seek to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.

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

We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our catastrophe reinsurance products, and also provide some proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance and pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the cedant a commission which is generally based on the cedant’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit factor. Our products frequently include tailored features such as limits or sub-limits which we believe help us manage our exposures. Any liability exceeding, or otherwise not subject to, such limits reverts to the cedant. As with our catastrophe reinsurance business, our specialty reinsurance frequently provides coverage for relatively large limits or exposures, and thus we are subject to potential significant claims volatility.

We generally seek to write significant lines on our specialty reinsurance treaties. As a result of our financial strength, we have the ability to offer significant capacity and, for select risks, we have made available significant limits. In 2009, we added experienced underwriting and support executives to our specialty reinsurance unit, and invested in new and enhanced risk management tools and processes. In addition, we believe that the launch of Syndicate 1458 will help us grow our market presence over time in respect of select lines of business we find attractive. While we believe that these and other initiatives will support growth in our specialty reinsurance unit in due course, we intend to continue to apply our disciplined underwriting approach which, together with currently prevailing market conditions, is likely to temper our growth in current and near term-term periods.

We believe these capabilities, the strength of our specialty reinsurance underwriting team, and our demonstrated ability and willingness to pay valid claims are competitive advantages of our specialty reinsurance business.

Ventures

We pursue a number of other opportunities through our ventures unit, which has responsibility for managing our joint venture relationships, executing customized reinsurance transactions to assume or cede risk and managing certain investments directed at classes of risk other than catastrophe reinsurance. We also provide customized weather and energy risk management solutions to various customers on a worldwide basis.

Property Catastrophe Managed Joint Ventures.    We actively manage property catastrophe-oriented joint ventures, which provide us with an additional presence in the market, enhance our client relationships and generate fee income. These joint ventures allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our joint ventures include Top Layer Re and DaVinci. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of the Company, acts as the exclusive underwriting manager for each of these joint ventures.

DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio and certain lines of specialty reinsurance such as terrorism and catastrophe exposed workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business that is underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinciRe and, accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our ownership in DaVinciRe was 38.2% and 22.8% at December 31, 2009 and 2008, respectively. In January 2010, DaVinciRe redeemed the shares of certain third party DaVinciRe shareholders and in a separate transaction, we sold a portion of our shares in DaVinciRe to a third party shareholder. As a result of these transactions, our ownership interest in DaVinciRe increased to 41.2%. We expect our ownership in DaVinciRe to fluctuate over time.

Top Layer Re writes high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm Mutual Automobile Insurance Company (“State Farm”) and 50% by Renaissance Reinsurance, a wholly owned subsidiary of the Company. State Farm provides $3.9 billion of stop loss reinsurance coverage to Top Layer Re. We account for our equity ownership in Top Layer Re under the equity method of accounting and our proportionate share of its results are reflected in equity in earnings (losses) of other ventures in our consolidated statements of operations.

During 2009, we formed and launched a new managed joint venture, Timicuan Reinsurance II Ltd. (“Tim Re II”), which provided additional capacity to the Florida property catastrophe market for the 2009 wind season. In conjunction with the formation and launch of Tim Re II, $49.5 million of non-voting Class B shares were sold to external investors, and we also invested an additional $10.0 million in Tim Re II’s non-voting Class B shares, representing a 16.8% ownership interest. We ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2009 to Tim Re II under a fully-collateralized facultative retrocessional reinsurance contract in return for a potential underwriting profit commission. The Class B shareholders participated in substantially all of the profits or losses of Tim Re II while the Class B shares remained outstanding. Tim Re II, a wholly owned subsidiary, is considered a variable interest entity and is consolidated by the Company. Tim Re II repurchased the Class B shares subsequent to December 31, 2009, which was the end of the contract period.

During 2007 and 2006, we participated in the formation of Starbound Reinsurance II Ltd. (“Starbound II”) and Starbound Reinsurance Ltd. (“Starbound Re”), respectively. These joint ventures provided capacity to the U.S. property catastrophe market, primarily for the 2007 and 2006 U.S. hurricane seasons, respectively. While these joint ventures were active, we owned a minority interest share of the entities and accounted for them as investments in other ventures, under equity method. These joint ventures have subsequently terminated and have returned capital to the joint venture shareholders. Effective July 31, 2008 and August 31, 2007, we repurchased all of the issued and outstanding share capital of Starbound II and Starbound Re, respectively. We now account for these entities as consolidated subsidiaries.

In addition, during 2006, we sold third party capital in Timicuan Reinsurance Ltd. (“Tim Re”) to provide additional capacity to accept property catastrophe excess of loss reinsurance business for the 2006 hurricane season, in return for a profit commission. In January 2007, the Company purchased all of the issued and outstanding equity securities of Tim Re and now accounts for Tim Re as a consolidated subsidiary.

Ventures works on a range of other customized reinsurance transactions. For example, we have participated in and continuously analyze, other attractive opportunities in the market for cat-linked securities and derivatives. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management objectives.

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

Examples of these investments include our investments in Tower Hill Insurance Group, LLC (“THIG”), Tower Hill Claims Services, LLC (“THCS”) and Tower Hill Claims Management, LLC (“THCM”) (collectively, the “Tower Hill Companies”), which operate primarily in the State of Florida, Essent Group Ltd. (“Essent”) and Platinum Underwriters Holdings Ltd. (“Platinum”). THIG is a managing general agency specializing in insurance coverage for site built and manufactured homes. THCS and THCM provide claim adjustment services through exclusive agreements with THIG. During the third quarter of 2008, we invested $50.0 million in the Tower Hill Companies, representing a 25.0% ownership interest, to expand our core platforms by obtaining ownership in an additional distribution channel for the Florida homeowners market and to enhance our relationships with other stakeholders. Essent provides mortgage insurance and reinsurance coverage for mortgages located in the U.S. Platinum is a Bermuda-domiciled reinsurance company listed on the New York Stock Exchange.

Weather Operations.    We undertake weather related consulting activities through our operating companies, principally including Weather Predict Inc. (“Weather Predict”), WeatherPredict Consulting Inc. (“WP Consulting”) and Accurate Environmental Forecasting Inc. (“AEF”). Through these subsidiaries we provide fee-based consulting services, sell weather-related information and forecasts, and engage in education, research and development, and loss mitigation activities, such as the RenaissanceRe Wall of Wind research facility located in southern Florida and the Stormstruck® interactive weather experience at the Walt Disney World® Resort in Florida.

Weather and Energy Risk Management Operations.    We provide energy related risk management solutions and financial products through Renaissance Trading and REAL and sell certain financial products primarily to address weather risks, and engage in certain weather, energy and commodity derivatives trading activities. Principally through REAL, we expect that our participation will increase in the trading markets for securities and derivatives linked to energy, commodities, weather, other natural phenomena, and/or products or indices linked in part to such phenomena. While our activities focus on financial products that allow various energy, utility and other customers to manage their exposures to energy related commodities, we expect our own results in this area to potentially be volatile over time. As this unit grows, we will seek to continue to invest in operating and control environment systems and procedures, hire staff and develop and install management information and other systems.

Business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of our investments, such as Top Layer Re, and Platinum, our weather and energy related activities and other ventures are included in the “Other” category of our segment results.

Competition

The markets in which we operate are highly competitive, and we believe that competition is increasing and becoming more robust. Our competitors include independent reinsurance and insurance companies, subsidiaries and/or affiliates of globally recognized insurance companies, reinsurance divisions of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. As our business evolves over time we expect our competitors to change as well.

In 2009, enhanced competition from new entrants in the reinsurance market appears to have been deferred to a degree due to the issues that faced the capital and credit markets. However, these issues have somewhat subsided and we anticipate renewed competition from entities such as hedge funds, investment banks, exchanges and other capital market participants that had shown interest over the past several years in entering the reinsurance market. In addition, we continue to anticipate further, and perhaps accelerating, growth in financial products such as exchange traded catastrophe options, cat-linked securities, unrated privately held reinsurance companies providing collateralized reinsurance, catastrophe-linked derivative agreements and other financial products, intended to compete with traditional reinsurance. We believe that competition from non-traditional sources such as these will increase in the future. Many of these competitors have greater financial, marketing and management resources than we do. In addition, the tax policies of the countries where our customers operate, as well as government sponsored or backed catastrophe funds, affect demand for reinsurance. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks which may be available for us when providing coverage.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our Individual Risk segment is managed, effective January 2010, by the Global Chief Underwriting Officer. Our Individual Risk operations seek to identify and write classes of business which we believe to be attractively priced relative to the risk exposure and where our capabilities in modeling, analytical tools and information systems may provide a competitive advantage. In 2009, our crop insurance business was the most significant contributor to the results of our Individual Risk segment, as shown in the table below. We currently expect this relationship to continue in 2010, as a result of factors including expected further softening of market conditions in respect of other lines of primary insurance business we had historically targeted, among other factors.

The following table shows our Individual Risk gross premiums written by major type of business:

	2009		2008		2007

Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Crop	$290,324	54.7%	$272,559	46.4%	$178,728	32.1%
Commercial multi-line	106,183	20.0%	119,987	20.4%	162,422	29.2%
Commercial property	84,821	16.0%	134,601	23.0%	164,438	29.5%
Personal lines property	49,459	9.3%	60,162	10.2%	51,006	9.2%

Total Individual Risk gross premiums written	$530,787	100.0%	$587,309	100.0%	$556,594	100.0%

Our Individual Risk business is written by RenRe Insurance through its principal operating subsidiaries:

•	Agro National Inc. (“Agro National”) – a managing general underwriter of crop insurance that participates in the U.S. federal government’s Multiple Peril Crop Insurance program (“MPCI”);

•

Glencoe Insurance Ltd. (“Glencoe”) – a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 48 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands;

•

Lantana Insurance Ltd. (“Lantana”) – a Bermuda domiciled insurance company currently eligible as an excess and surplus lines carrier in 48 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands;

•	Stonington Insurance Company (“Stonington”) – a Texas domiciled insurance company that is licensed on an admitted basis in 50 states and the District of Columbia;

•	Stonington Lloyds Insurance Company (“Stonington Lloyds”) – a Texas domiciled Lloyd’s plan insurer; and

•	RenRe Insurance Underwriters Inc. (“RenRe Underwriters”) – a managing general underwriter through which we underwrite our large and complex commercial property insurance risk business.

Our principal contracts currently include insurance policies and quota share reinsurance with respect to risks including: 1) crop insurance, which includes multi-peril crop insurance, crop hail and other named peril agriculture risk management products; 2) commercial property, which principally includes catastrophe-exposed commercial property products; 3) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

Our Individual Risk business is currently produced primarily through four distribution channels:

1)	Wholly owned program managers – where we write primary insurance through wholly owned specialized program managers;

2)	Third party program managers – where we write primary insurance through third party specialized program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions;

3)	Quota share reinsurance – where we write quota share reinsurance with primary insurers who produce business pursuant to agreed-upon underwriting guidelines and provide most back-office functions; and

4)	Broker and agent produced business – where we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

The following table shows the percentage of our Individual Risk gross premiums written by distribution channel:

	2009		2008		2007

Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Program managers – wholly owned (1)	$302,269	56.9%	$272,559	46.4%	$178,728	32.1%
Program managers – third party	189,690	35.7%	216,880	36.9%	235,849	42.4%
Quota share reinsurance	40,117	7.6%	97,444	16.6%	139,952	25.1%
Broker and agent produced business	(1,289)	(0.2%)	426	0.1%	2,065	0.4%

Total Individual Risk gross premiums written	$530,787	100.0%	$587,309	100.0%	$556,594	100.0%

(1)	Program managers – wholly owned represents Agro National which we acquired in an asset purchase on June 2, 2008 and for 2009, our commercial property operations. The table above is presented as if Agro National has been a wholly-owned subsidiary since the first period presented.

We underwrite crop insurance primarily through Agro National, whose business we acquired in 2008 through an asset acquisition, and which previously had been our long-term managing general agent, and through Stonington, which participates in the U.S. federally sponsored MPCI Program. Agro National and Stonington focus on traditional multi-peril crop insurance, crop hail, and other agriculture risk management products, all offered through independent agents. In 2009, our crop insurance business saw an increase in appointed agents, policy count and insured acres, offset by declines in commodity prices used in determining the policy premium. In future periods, while we plan to continue to seek operational expansion of our crop insurance business, we anticipate that our gross premiums written will be impacted by our disciplined underwriting approach and subject to fluctuations from a number of factors including the impact of relevant commodity prices, and the potential changes to the SRA which may come into effect for the 2011 crop insurance underwriting year.

In respect of other lines of business in our Individual Risk segment, we seek to identify and do business with third party program managers and quota share reinsurance cedants whom we believe utilize superior underwriting methodologies. We rely on these third parties for services including policy issuance, premium collection, claims processing, and compliance with various state laws and regulations including licensing. We seek to work closely with these partners, attempting to employ our analytical methodologies and, where appropriate, our expertise in catastrophe risk, to arrive at adequate pricing for the risks being underwritten. We seek to structure these relationships to provide value to both parties and meaningful protections to us. Historically, our strategy relating to third party program manager relationships has been to pursue a relatively small number of relatively large relationships. We launched our commercial insurance operations during 2009.

We actively oversee our third party relationships through a program operations team at RenRe North America Inc. and through the use of proprietary tools such as PACeR. Our program operations team includes professionals from diverse disciplines. This group assists with the initial due diligence as well as the ongoing monitoring of these third parties. Our ongoing monitoring includes periodic audits of our third party program managers and third party administrators. In addition, for our large third party program managers we generally maintain an employee in an underwriting capacity on-site at the program manager to oversee the program manager’s compliance with our prescribed underwriting guidelines. We generally seek to have contractual performance standards for each of our programs and third party administrators whose compensation is subject to adjustment based on meeting these standards. The program operations team audits compliance with our underwriting guidelines and contractually agreed operating guidelines and performance standards. The program operations team also seeks to ensure corrective action is taken quickly to resolve issues identified during the audit process.

Competition

In our Individual Risk business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation. In our Individual Risk business, we compete not only in respect of the insurance and reinsurance products we offer, but in respect of the contractual relationships with the third party program managers with whom we seek to partner. Increased competition in respect of our products could result in decreased premium rates, less attractive terms and conditions, and a decrease in our share of programs we believe to be attractive. Increased competition in respect of our program manager partners, as to whom we seek to be extremely selective and whose relationship we seek to tightly manage in a disciplined, consistent fashion, could result in less favorable terms and conditions in respect of our contractual arrangements with our partners, the loss of existing program manager relationships, or constrain our ability to add new relationships to our operations. Competition in the crop insurance business is also impacted by changes in the terms of the SRA or other program alterations implemented by the RMA, which could adversely impact the market, and could shift the focus of competition from underwriting and quality services, where we believe our operations to be strong, to other avenues where our ability to compete for customers may be lessened. In addition, there has been a growing trend of insurance and reinsurance companies acquiring third party program managers. Acquisitions of third party program managers with whom we do business by other insurance or reinsurance companies could result in us losing that program manager relationship. Any of the foregoing could adversely impact the prospects for potential growth and for profitability of our Individual Risk segment.

RATINGS

Financial strength ratings are an important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. We continue to receive high claims-paying and financial strength ratings from A.M. Best Co. (“A.M. Best”), Standard & Poor’s Rating Agency (“S&P”), Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities.

Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the senior debt ratings and enterprise risk management (“ERM”) rating of RenaissanceRe as of February 10, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources, Credit Ratings” for information about recent ratings actions.

At February 10, 2010	A.M. Best	S&P (4)	Moody’s	Fitch

REINSURANCE SEGMENT (1)
Renaissance Reinsurance	A+	AA-	A1	A
DaVinci	A	A+	—	—
Top Layer Re	A+	AA	—	—
Renaissance Europe	A+	AA-	—	—

INDIVIDUAL RISK SEGMENT (1)
Glencoe	A	A+	—	—
Stonington	A	A+	—	—
Stonington Lloyds	A	A+	—	—
Lantana	A	A+	—	—

RENAISSANCERE (2)	a-	A	A3	BBB+

RENAISSANCERE (3)	—	Excellent	—	—

(1)	The A.M. Best, S&P, Moody's and Fitch ratings for the companies in the Reinsurance and Individual Risk segments reflect the insurer's financial strength rating (see explanation of the rating levels below).

(2)	The A.M. Best, S&P, Moody's and Fitch ratings for RenaissanceRe represent the credit ratings on its senior unsecured debt.

(3)	The S&P rating for RenaissanceRe represents the rating on its Enterprise Risk Management practices.

(4)	The S&P ratings for the companies in the Reinsurance (excluding Top Layer) and Individual Risk segments reflect, in addition to the insurer's financial strength rating, the insurer's counterpary party credit rating.

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

On January 29, 2009, A.M. Best affirmed the financial strength rating (the “FSR”) of “A+” (Superior) of Renaissance Reinsurance and Renaissance Europe. A.M. Best also affirmed the ICR of “a-” on the Company’s senior notes. Concurrently, A.M. Best upgraded the FSR to “A” (Excellent) from “A-” (Excellent) for Glencoe, Lantana, Stonington and Stonington Lloyds. Additionally, the FSR of DaVinci was affirmed at “A” (Excellent). The outlook is stable for these ratings.

S&P.    The “AA” range (“AA+”, “AA”, AA-”), which has been assigned by S&P to Renaissance Reinsurance, Renaissance Reinsurance of Europe (“Renaissance Europe”) and Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurers have very strong financial security characteristics, differing only slightly from those rated higher. S&P assigns an issuer credit rating to an entity which is an opinion on the credit worthiness of obligor with respect to a specific financial obligation.

On August 14, 2009, S&P initiated coverage on certain insurance subsidiaries of RenRe Insurance, namely, Glencoe, Stonington, Stonington Lloyd’s and Lantana, assigning a counterparty credit rating (“CCR”) and FSR of A+. The outlook is stable for these ratings.

On January 21, 2009, S&P initiated coverage of Renaissance Europe, assigning a rating of “AA-” for both its CCR and FSR. The outlook on Renaissance Europe is stable.

On December 13, 2007, S&P raised its CCR on RenaissanceRe to “A” from “A-”. At the same time, S&P raised its CCR and FSR on Renaissance Reinsurance to “AA-” from “A+”. In addition, S&P raised its CCR on DaVinci to “A+” from “A”. The outlook is stable for these ratings.

In addition, S&P assesses companies Enterprise Risk Management (“ERM”) practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM rating of “Excellent”, which is the highest rating assigned by S&P, and indicates that S&P believes the Company has extremely strong capabilities to consistently identify, measure, and manage risk exposures and losses within the Company’s predetermined tolerance guidelines.

Moody’s.    Moody’s Insurance Financial Strength Ratings and Moody’s Credit Ratings represent its opinions of the ability of insurance companies to pay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody’s believes that insurance companies rated A1, such as Renaissance Reinsurance, and companies rated A3, such as RenaissanceRe, offer good financial security. However, Moody’s believes that elements may be present which suggest a susceptibility to impairment sometime in the future.

On November 2, 2009, Moody’s raised the insurance FSR of Renaissance Reinsurance to A1 from A2 and the senior debt rating of RenaissanceRe to A3 from Baa1. The outlook is stable for these ratings.

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

While the ratings of our principal operating subsidiaries and joint ventures within our Reinsurance segment remain among the highest in our business, adverse ratings actions could have a negative effect on our ability to fully realize current or future market opportunities. In addition, it is common for our reinsurance contracts to contain provisions permitting our customers to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the financial condition or future operations, but such effect potentially could be material. To date we are not aware that we have experienced such a cancellation. Our ratings are subject to periodic review and may be revised or revoked by the agencies which issue them.

UNDERWRITING AND ENTERPRISE RISK MANAGEMENT

Underwriting

Our primary underwriting goal is to construct a portfolio of reinsurance and insurance contracts and other financial risks that maximizes our return on shareholders’ equity, subject to prudent risk constraints, and to generate long-term growth in tangible book value per common share plus the change in accumulated dividends. We assess each new (re)insurance contract on the basis of the expected incremental return relative to the incremental contribution to portfolio risk.

Reinsurance

We have developed a proprietary, computer-based pricing and exposure management system, REMS©. Since inception, we have continued to invest in and improve REMS©, incorporating our underwriting and modeling experience, additional proprietary software and a significant amount of new industry data. REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss and the cost of consumed capital which the program presents. We utilize a multiple model and multiple risk approach combining both probabilistic and deterministic techniques. The underlying risk models integrated into our underwriting and REMS© framework are a combination of internally constructed and commercially available models. We use commercially available natural hazard catastrophe models to assist with validating and stress testing our base model and REMS© results. We continually strive to improve our analytical techniques for both natural hazard and non-natural hazard models in REMS© and while our experience is most developed for analyzing natural hazard catastrophe risks, we continue to make significant advances in our capabilities for assessing non-natural hazards catastrophe risks.

We believe that REMS© is a robust underwriting and risk management system that has been successfully integrated into our business processes and culture. Before we bind a reinsurance risk, exposure data, historical loss information and other risk data is gathered from customers. The exposure data is input into the REMS© modeling system and used as a base to create risk distributions to represent the risk being evaluated. We believe that the REMS© modeling system helps us to analyze each policy on a consistent basis, assisting our determination of what we believe to be an appropriate price to charge for each policy based upon the risk that is assumed. REMS© combines computer-generated statistical simulations that estimate event probabilities with exposure and coverage information on each client’s reinsurance contract to produce expected claims for reinsurance programs submitted to us. Operationally, on a deal-by-deal basis, our models employ simulation techniques that have the ability to generate 40,000 years of loss activity. When deemed necessary, we stress test the 40,000 year simulations with simulations of up to 1,000,000 years. At a consolidated level, we routinely utilize simulations of 500,000 years to incorporate investment risk, expense risk and operational risk at a portfolio and risk assuming entity level. For natural hazards, we have modeled certain simulated events in excess of $400 billion in insured losses. From this simulation, we generate a probability distribution of potential outcomes for each policy in our portfolio and for our total portfolio. In part, through the utilization of REMS©, we seek to compare our estimate of the expected returns in respect of a contract with the amount of capital that we notionally allocate to the contract based on our estimate of its marginal impact on our portfolio of risks. We have also customized REMS© by including additional perils, risks and geographic areas that may not be captured in the commercially available models.

We periodically review the estimates and assumptions that are reflected in REMS© and our other tools. For example, in the second half of 2009 we assessed recent U.S. Geological Survey research updates and independently evaluated and revised our assumptions relating to U.S. earthquake risks. In 2005, we revised our assumptions on Atlantic basin hurricane frequency and severity. The publicly available commercial catastrophe models historically base their frequency and severity distributions on the last 100 years of hurricane activity, assuming that this time frame is an appropriate framework on which to base estimates of the hurricane risk to which the insurance industry is exposed. We currently do not believe, based on our review of the scientific literature, private research, and discussions with climatologists, meteorologists and other weather scientists, including those at Weather Predict, that the past 100 years of data is reflective of current climatological risks. In particular, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors. We started using these revised assumptions in REMS© to model and evaluate our portfolio of risk in the latter part of 2005, whereas commercially available models did not release updated models until late 2006. The process of updating all of the underlying risk models is continuous, and many of the assumptions involve significant judgment on our part, and further experience or scientific research may lead us to further adjust these assumptions. Changes in our modeled assumptions may impact from time to time the amount of capacity we are prepared to offer.

Our catastrophe reinsurance underwriters use REMS© in their pricing decisions, which we believe provides them with several competitive advantages. These include the ability:

•	to simulate a range of potential outcomes that adequately represents the risk to an individual contract;

•	to analyze the incremental impact of an individual reinsurance contract on our overall portfolio;

•	to better assess the underlying exposures associated with assumed retrocessional business;

•	to price contracts within a short time frame;

•	to capture various classes of risk, including catastrophe and other insurance risks;

•	to assess risk across multiple entities (including our various joint ventures) and across different components of our capital structure; and

•	to provide consistent pricing information.

As part of our risk management process, we also use REMS© to assist us with the purchase of reinsurance coverage for our own account.

Our underwriting and risk management process, in conjunction with REMS©, quantifies and manages our exposure to claims from any single catastrophic event and the exposure to losses from a series of catastrophic events. As part of our pricing and underwriting process, we also assess a variety of other factors, including:

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

In order to estimate the risk profile of each line of non-natural hazard reinsurance (i.e. lines of business within our specialty unit), we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers’ compensation and terrorism, we are directly leveraging our skill in modeling for our property catastrophe reinsurance risks, and seek to appropriately estimate and manage the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, in which we believe we have little or no natural catastrophe exposure, and therefore less correlation with our property catastrophe reinsurance coverages, we derive probability distributions from a variety of underlying information sources, including recent historical experience, and the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis that we use for our property catastrophe reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our estimates of the related underlying risks which our products cover, which we believe helps us to make consistent underwriting decisions and to manage our total risk portfolio.

Individual Risk

For our catastrophe-exposed business in our Individual Risk segment, we generally seek to utilize proprietary modeling tools similar to those that have been developed in our Reinsurance operations, as described above. We have modified these tools to create proprietary ways to price and understand risk on a primary insurance level. We also combine these analyses with those of our Reinsurance segment to monitor our aggregate group catastrophic exposures. Although we have made significant investments in our systems, tools and procedures for our Individual Risk operations, we do not believe these to be as developed as our underwriting systems for our Reinsurance operations.

For the business produced through third party program managers, we combine an evaluation process with ongoing periodic auditing and monitoring for those program managers that we utilize. When evaluating a potential new program manager, we consider numerous factors including: (i) whether the program manager can provide and help us analyze historic loss and other business data; (ii) whether the program manager has the ability to provide us with appropriately detailed information about the risks being assumed so that we can adequately analyze and model the portfolio; (iii) whether the program manager will agree to accept a portion of their compensation based on the underwriting performance of their program and provide us with the other terms and conditions we require; (iv) whether the program manager has the infrastructure to process the business produced for us; (v) our assessment of the integrity and experience of the program manager’s management team; (vi) the potential profitability of the program to us; and (vii) the availability of our internal resources to appropriately execute transaction terms, and provide the ongoing monitoring we require. In considering pricing for the products to be offered by the program manager, we evaluate the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, claims handling expenses, sales and other administrative and overhead costs), and the necessity of third party reinsurance. All of these factors are evaluated to develop both a stand-alone view on expected profitability over the life of the program, as well as the marginal effect on the overall portfolio of risk being assumed by the Company.

We provide our third party program managers with written underwriting guidelines and seek to regularly monitor their compliance with our guidelines. Also, our contracts generally provide that a portion of the commission payable to our third party program managers will be on a retrospective basis, which is intended to permit us to adjust commissions based on our profitability and claims experience as they develop. We rely on our third party program managers to perform underwriting pursuant to these contractual guidelines, and believe we benefit from their proximity to the customer, developed distribution channels and expertise in niche areas.

In addition to utilizing REMS© within our Individual Risk operations, we have developed a proprietary information management and analytical database, PACeR. All policy, claims and risk data for each program is housed within this database. We use this data for a range of activities, including but not limited to exposure-weighted price monitoring, peak zone exposure management, predictive analytics, actuarial analyses, new product development, claims operations management, and accounting. By compiling this detailed data over time we hope to create a competitive advantage.

In our crop insurance business, we have invested in an experienced team of crop, commodity and economic analysts who have developed proprietary tools to manage risk, pricing and exposure in this business. These proprietary tools are constructed from databases that involve a comprehensive set of historical profit and loss experience data developed at a crop, state, and in some cases, county and farm level of detail. We augment this with stochastic simulation techniques similar to those used in our property catastrophe reinsurance business and also incorporate proprietary weather forecast information to support our efforts to build a portfolio of risks we estimate to have a likelihood of producing attractive returns based on modeled outcomes.

Enterprise Risk Management

We have sought to develop and utilize a series of tools and processes that support a robust system of ERM within our organization. We consider ERM to be a key process, managed by our senior executive team under the oversight of our Board of Directors, and implemented by personnel from across our organization. We believe that ERM helps us to identify potential events that may affect us, to quantify, evaluate and manage the risks to which we are exposed, and to provide reasonable assurance regarding the achievement of our objectives. We believe that effective ERM can provide us with a significant competitive advantage. We also believe that effective ERM assists our efforts to minimize the likelihood of suffering financial outcomes in excess of the ranges which we have estimated in respect of specific investments, underwriting decisions, or other operating or business activities. We believe that our risk management tools support our strategy of pursuing opportunities and help us to identify opportunities that we believe to be the most attractive. In particular, we utilize our risk management tools to support our efforts to monitor our capital position, on a consolidated basis and for each of our major operating subsidiaries, and to allocate an appropriate amount of capital to support the risks that we have assumed in the aggregate and for each of our major operating subsidiaries. We believe that our risk management efforts are essential to our corporate strategy and our goal of achieving long-term growth in tangible book value per share plus the change in accumulated dividends for our shareholders.

Our ERM framework comprises three primary areas of focus, as set forth below:

(1)	Assumed Risk. We define assumed risk as all activities where we deliberately take risk against the Company’s capital base, including underwriting risks and other quantifiable risks such as credit risk and interest rate risk as they relate to investments, ceded reinsurance credit risk and strategic investment risk, each of which can be analyzed in substantial part through quantitative tools and techniques. Of these, we believe underwriting risk to be the most material to us. In order to understand, monitor, quantify and proactively assess underwriting risk, we seek to develop and deploy appropriate tools to, among other things, estimate the comparable expected returns on potential business opportunities, and estimate the impact that such incremental business could have on our overall risk profile. We use the tools and methods described above in “Underwriting” to seek to achieve these objectives.

Embedded within our consideration of assumed risk is our management of the Company’s aggregate risk profile. In part through the utilization of REMS© and our other systems and procedures, we seek to analyze our in-force aggregate assumed risk portfolio on a daily basis. We believe this capability helps us to manage our aggregate exposures, as well as to rigorously analyze individual proposed transactions and evaluate them in the context of our in-force portfolio. This aggregation process captures line of business, segment and corporate risk profiles, calculates internal and external capital tests and explicitly models ceded reinsurance. Generally, additional data is added quarterly to our aggregate risk framework to reflect updated or new information or estimates relating to matters such as interest rate risk, credit risk, capital adequacy and liquidity. This information is used in day-to-day decision making for underwriting, investments and operations and is also reviewed quarterly from both a unit level and in respect of our consolidated financial position.

(2)	Business Environment Risk. We define this as the risk of changes in the business, political or regulatory environment that could negatively impact our short term or long-term financial results or the markets in which we operate. Accordingly, these risks are predominately extrinsic to the Company and in general, our ability to alter or eliminate these risks is limited. Rather, our efforts focus on monitoring developments, assessing potential impacts of any such changes, and investing in cost effective means to attempt to mitigate the consequences of and ensure compliance with any new requirements applicable to us.

(3)	Operational Risk. We believe we are subject to a number of additional risks arising out of operational, regulatory, and other matters. We define operational risk as the risk that we fail to create, manage, control or mitigate the people, processes, structures or functions required to execute our strategic and tactical plans and assemble an optimized portfolio of assumed risk, and to adjust to and comply with the evolving requirements of business environment risk applicable to us. In light of the rapid evolution of our markets, business environment, and business initiatives, we seek to continually invest in the tools, processes and procedures to cost-effectively mitigate our exposure to operational risk.

Identification and monitoring of business environment risk and operational risk is coordinated by senior personnel including our Chief Financial Officer (“CFO”), General Counsel and Chief Compliance Officer (“CCO”), Corporate Controller and Chief Accounting Officer (“CAO”), Chief Administrative Officer, Chief Risk Officer (“CRO”) and Internal Audit, utilizing resources within the Company.

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

Although financial reporting is a key area of our focus, other operational risks are addressed through our disaster recovery program, human resource practices such as motivating and retaining top talent, and our strict compliance with legal and tax protocols.

Controls and Compliance Committee.    We believe that a key component of our current operational risk management platform is our Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our CFO, CCO, CAO, Chief Administrative Officer, CRO, staff compliance professionals and representatives from our business units. The purpose of the Controls and Compliance Committee is to establish, assess the effectiveness of, and enforce policies, procedures and practices relating to accounting, financial reporting, internal controls, regulatory, legal, compliance and related matters, for ensuring compliance with applicable laws, regulations, the Company’s Code of Ethics and Conduct, and other relevant standards. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially contain complex and/or significant underwriting, tax, legal, accounting, regulatory, reputational or compliance issues.

Ongoing Development and Enhancement.    We frequently seek to accurately capture, reflect and categorize risks we monitor in part through quantitative risk distributions, even where we believe that such quantitative analysis is not as robust or well developed as our tools and models for measuring and evaluating other risks, such as catastrophe and market risks. We also seek to improve the methods by which we measure risks. We believe effective risk management is a core attribute of our culture and is a continual process that requires ongoing improvement and development. We seek from time to time to identify new best practices or additional developments both from within our industry and from other sectors. We believe that our ongoing efforts to embed ERM throughout our organization are important to our efforts to produce and maintain a competitive advantage to achieve our corporate goals.

GEOGRAPHIC BREAKDOWN

Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The Company’s largest exposure has historically been to the U.S. and Caribbean property catastrophe market, which represented 47.2% of the Company’s gross premiums written for the year ended December 31, 2009. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes. The following table sets forth the percentage of our gross premiums written allocated to the territory of coverage exposure:

	2009		2008		2007

Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Property catastrophe reinsurance
United States and Caribbean	$815,840	47.2%	$745,016	42.9%	$735,322	40.6%
Worldwide (excluding U.S) (1)	78,222	4.5%	75,489	4.3%	66,392	3.7%
Europe	60,363	3.5%	72,153	4.2%	111,702	6.2%
Worldwide	92,586	5.4%	67,371	3.9%	27,577	1.5%
Australia and New Zealand	5,293	0.3%	5,455	0.3%	4,360	0.2%
Other	31,495	1.8%	23,465	1.4%	20,374	1.1%
Specialty reinsurance (2)	114,346	6.6%	159,770	9.2%	287,316	15.9%

Total reinsurance (3)	1,198,145	69.3%	1,148,719	66.2%	1,253,043	69.2%
Individual Risk (4)	530,787	30.7%	587,309	33.8%	556,594	30.8%

Total gross premiums written	$1,728,932	100.0%	$1,736,028	100.0%	$1,809,637	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and, to a lesser extent, worldwide risks.

(3)	Excludes $12.7 million, $5.7 million and $37.4 million of premium assumed from our Individual Risk segment in 2009, 2008 and 2007, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2009 and 2008:

At December 31, 2009	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Property catastrophe reinsurance	$165,153	$148,252	$258,451	$571,856
Specialty reinsurance	119,674	101,612	382,818	604,104

Total Reinsurance	284,827	249,864	641,269	1,175,960
Individual Risk	189,389	3,658	332,999	526,046

Total	$474,216	$253,522	$974,268	$1,702,006

At December 31, 2008
(in thousands)

Property catastrophe reinsurance	$312,944	$297,279	$250,946	$861,169
Specialty reinsurance	113,953	135,345	387,352	636,650

Total Reinsurance	426,897	432,624	638,298	1,497,819
Individual Risk	253,327	14,591	394,875	662,793

Total	$680,224	$447,215	$1,033,173	$2,160,612

Our gross claims and claim expense reserves decreased $458.6 million in 2009, from $2.2 billion at December 31, 2008 to $1.7 billion at December 31, 2009, as shown in the table above. The decrease was driven by $284.2 million of claims and claims expenses incurred during 2009, including $548.2 million of current accident year claims and claim expenses, which was more than offset by a $264.0 million reduction of prior accident year claims and claim expenses and $742.8 million of paid losses during 2009. The paid losses in 2009 include $183.9 million of losses on current accident year claims and claim reserves and $558.9 million on prior accident year claims and claims expense reserves.

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the year ended December 31, 2009, changes to prior year estimated claims reserves increased our net income by $244.5 million (2008 – $234.8 million, 2007 – $233.2 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

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

We recorded $586.3 million of gross claims and claim expenses incurred in the third quarter of 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the United States (“U.S.”) in the third quarter of 2008. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and relatively recent occurrence of these events, as well as the large storms of 2005, including hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

The following table represents the development of our GAAP balance sheet reserves for December 31, 1999 through December 31, 2009. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy on gross reserves.

With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods, including the effect of foreign exchange rates.

Year ended December 31,	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
(in millions)

Gross reserve for claims and claim expenses	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4	$2,614.6	$2,098.2	$2,028.5	$2,160.6	$1,702.0

Reserve for claims and claim expenses, net of losses recoverable	$174.9	$237.0	$355.3	$605.3	$828.7	$1,241.6	$1,941.4	$1,796.3	$1,845.2	$1,861.1	$1,507.8
1 Year Later	196.8	221.0	378.3	511.6	688.4	1,000.2	1,804.8	1,563.2	1,610.4	1,616.6	—
2 Years Later	168.4	168.4	344.7	470.5	403.5	963.6	1,633.5	1,403.5	1,392.1	—	—
3 Years Later	121.7	138.6	308.0	294.4	384.6	869.8	1,493.0	1,263.1	—	—	—
4 Years Later	111.1	107.7	214.1	282.1	357.5	819.1	1,401.3	—	—	—	—
5 Years Later	81.9	54.4	209.2	269.7	332.6	793.9	—	—	—	—	—
6 Years Later	38.7	52.3	199.3	243.8	323.4	—	—	—	—	—	—
7 Years Later	36.8	45.8	182.7	233.8	—	—	—	—	—	—	—
8 Years Later	30.8	46.9	180.0	—	—	—	—	—	—	—	—
9 Years Later	32.2	43.7	—	—	—	—	—	—	—	—	—
10 Years Later	31.1	—	—	—	—	—	—	—	—	—	—

Cumulative redundancy on net reserves	$143.8	$193.3	$175.3	$371.5	$505.3	$447.7	$540.1	$533.2	$453.1	$244.5	$—

Cumulative Net Paid Losses
1 Year Later	$24.6	$11.1	$88.1	$81.9	$64.1	$338.9	$452.0	$304.5	$397.8	$372.8	$—
2 Years Later	16.0	0.3	152.0	90.2	119.1	437.2	684.0	532.0	583.6	—	—
3 Years Later	1.2	3.2	111.6	122.6	134.0	488.3	873.8	656.2	—	—	—
4 Years Later	2.7	(7.9)	128.0	101.6	129.7	541.1	958.0	—	—	—	—
5 Years Later	(9.0)	(0.6)	107.0	96.6	164.7	571.8	—	—	—	—	—
6 Years Later	3.3	2.6	111.7	114.0	172.3	—	—	—	—	—	—
7 Years Later	4.7	9.0	123.3	121.0	—	—	—	—	—	—	—
8 Years Later	6.3	15.1	123.0	—	—	—	—	—	—	—	—
9 Years Later	12.5	16.7	—	—	—	—	—	—	—	—	—
10 Years Later	14.0	—	—	—	—	—	—	—	—	—	—

Gross reserve for claims and claim expenses	$478.6	$403.6	$572.9	$804.8	$977.9	$1,459.4	$2,614.6	$2,098.2	$2,028.5	$2,160.6	$1,702.0
Reinsurance recoverable on unpaid losses	303.7	166.6	217.6	199.5	149.2	217.8	673.2	301.9	183.3	299.5	194.2

Net reserve for claims and claim expenses	$174.9	$237.0	$355.3	$605.3	$828.7	$1,241.6	$1,941.4	$1,796.3	$1,845.2	$1,861.1	$1,507.8

Gross liability re-estimated	$375.4	$225.6	$356.9	$398.9	$464.6	$1,011.6	$2,036.5	$1,537.4	$1,529.2	$1,896.6	$—
Reinsurance recoverable on unpaid losses re-estimated	344.2	181.9	176.9	165.1	141.2	217.7	635.1	274.3	137.1	280.0	—

Net liability re-estimated	$31.2	$43.7	$180.0	$233.8	$323.4	$793.9	$1,401.4	$1,263.1	$1,392.1	$1,616.6	$—

Cumulative redundancy on gross reserves	$103.2	$178.0	$216.0	$405.9	$513.3	$447.8	$578.1	$560.8	$499.3	$264.0	$—

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claim expenses for the years indicated:

Year ended December 31,	2009	2008	2007
(in thousands)

Net reserves as of January 1	$1,861,078	$1,845,221	$1,796,301

Net incurred related to:
Current year	441,786	995,316	712,424
Prior years	(244,499)	(234,827)	(233,150)

Total net incurred	197,287	760,489	479,274

Net paid related to:
Current year	177,797	346,845	125,816
Prior years	372,803	397,787	304,538

Total net paid	550,600	744,632	430,354

Total net reserves as of December 31	1,507,765	1,861,078	1,845,221
Losses recoverable as of December 31	194,241	299,534	183,275

Total gross reserves as of December 31	$1,702,006	$2,160,612	$2,028,496

For the year ended December 31, 2009, the prior year favorable development of $244.5 million included favorable development of $249.5 million attributable to our Reinsurance segment and adverse development of $5.0 million attributable to our Individual Risk segment. Within our Reinsurance segment, our property catastrophe reinsurance unit experienced $184.4 million of favorable development on prior years’ claims and claim expense reserves and our specialty reinsurance unit experienced $65.1 million of favorable development on prior years’ claims and claim expense reserves.

The favorable development within our property catastrophe reinsurance unit of $184.4 million in 2009 was principally attributable to a reduction in ultimate net losses associated with the 2008 hurricanes, Gustav and Ike ($44.7 million); the 2005 hurricanes, Katrina, Rita and Wilma ($25.5 million); the 2007 European windstorm Kyrill ($16.7 million); the 2007 California wildfires ($14.1 million); the 2007 flooding in the United Kingdom (“U.K.”) ($14.6 million); and the 2004 hurricanes, Charley, Frances, Ivan and Jeanne ($11.3 million), due to better than expected reported claims activity, and with respect of the 2004 and 2005 hurricanes, the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events, as discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves, Property Catastrophe Reinsurance.” The remaining favorable development within our property catastrophe reinsurance unit was due to a reduction of ultimate net losses on a variety of smaller catastrophes such as hail storms, winter freezes, floods, fires, tornadoes which occurred during the 2006 through 2008 accident years.

The favorable development within our specialty reinsurance unit of $65.1 million in 2009 was principally attributable to lower than expected claims emergence on the 2005 through 2008 underwriting years of $87.6 million which was driven by the application of our formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves, $10.0 million due to a reduction on one claim on a contract related to the 2005 hurricanes, and partially offset by a $32.5 million increase in our estimated ultimate net losses on the 2008 Madoff matter.

The adverse development within our Individual Risk segment of $5.0 million in 2009 was principally driven by $26.9 million of adverse development in our crop insurance business primarily due to an increase in the severity of reported loss activity in 2009 on the 2008 crop year. This more than offset a $2.4 million reduction in ultimate net losses on the 2004 and 2005 hurricanes principally due to the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events, as discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves, Individual Risk”, $2.1 million of favorable development due to changes in actuarial assumptions and $17.4 million of favorable development principally driven by the application of our formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

For the year ended December 31, 2008, the prior year favorable development of $234.8 million included $188.1 million attributable to our Reinsurance segment and $46.7 million attributable to our Individual Risk segment. Within our Reinsurance segment, the catastrophe reinsurance unit experienced favorable development on prior years estimated ultimate claim reserves of $131.6 million, principally as a result of a comprehensive review of the Company’s expected ultimate net losses associated with the 2005 hurricanes, Katrina, Rita and Wilma, which resulted in an $82.7 million decrease in net losses from these events. The comprehensive review of the 2005 hurricanes included a case-by-case review of the claims for our largest outstanding additional case reserves by cedant for each hurricane, reviewing updated information received from customers, brokers and other industry sources regarding these claims, reviewing industry paid and reported loss development patterns for hurricanes Katrina, Rita and Wilma and comparing these statistics to our paid and reported loss development patterns for these events, and reviewing our historical experience for previous large catastrophes, including the 2004 hurricanes. Based on the work completed, we determined to reduce our current best estimate of the ultimate net losses arising from these events by $82.7 million. The $82.7 million decrease in ultimate net losses was comprised of a $58.6 million decrease in additional case reserves and a $28.3 million decrease in IBNR and partially offset by a corresponding $4.2 million decrease in losses recoverable. We did not change our reserving methodology as a result of this review. Our specialty reinsurance unit, within the Reinsurance segment, and our Individual Risk segment experienced $56.5 million and $46.7 million, respectively, of favorable development in 2008. The favorable development within our specialty reinsurance unit and Individual Risk segment was principally driven by the application of our formulaic actuarial reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

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

Net claims and claim expenses incurred were reduced by $3.3 million during 2009 (2008 – $1.9 million, 2007 – $3.3 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was reduced by $0.7 million during 2009 (2008 – $1.9 million, 2007 – $1.4 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $63.9 million are included in reinsurance balances payable at December 31, 2009 (2008 – $73.6 million) and aggregate deposit assets of $nil are included in other assets at December 31, 2009 (2008 – $nil) associated with these contracts.

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

The table below summarizes our portfolio of invested assets:

At December 31,	2009		2008
(in thousands, except percentages)

U.S. treasuries	$918,157	14.7%	$467,480	7.8%
Agencies	165,577	2.6%	448,521	7.4%
Non-U.S. government (Sovereign debt)	198,059	3.2%	55,370	0.9%
FDIC guaranteed corporate	855,988	13.7%	207,393	3.4%
Non-U.S. government-backed corporate	248,746	4.0%	3,530	0.1%
Corporate	1,135,504	18.2%	537,975	8.9%
Agency mortgage-backed securities	393,397	6.3%	756,902	12.5%
Non-agency mortgage-backed securities	36,383	0.6%	98,672	1.6%
Commercial mortgage-backed securities	251,472	4.0%	255,020	4.3%
Asset-backed securities	92,509	1.5%	166,022	2.7%

Total fixed maturity investments, at fair value (1)	4,295,792	68.8%	2,996,885	49.6%
Short term investments, at fair value	1,002,306	16.0%	2,172,343	36.0%
Other investments, at fair value	858,026	13.7%	773,475	12.8%

Total managed investment portfolio	6,156,124	98.5%	5,942,703	98.4%
Investments in other ventures, under equity method	97,287	1.5%	99,879	1.6%

Total investments	$6,253,411	100.0%	$6,042,582	100.0%

(1)	Included in fixed maturity investments, at fair value at December 31, 2009 and 2008 are $736.6 million and $nil, respectively, of fixed maturity investments designated as trading under ASC Topic 320 Investments – Debt and Equity Securities.

For additional information regarding the investment portfolio, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Results of Operations for 2009, 2008 and 2007, Investments”.

MARKETING

Reinsurance

We believe that our modeling and technical expertise, the risk management advice that we provide to our customers, and our reputation for paying claims promptly has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our Reinsurance products worldwide exclusively through reinsurance brokers and we focus our marketing efforts on targeted brokers. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and customers. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

We believe that primary insurers’ and brokers’ willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings and demonstrated willingness to promptly pay valid claims, the quality of a reinsurer’s service, the reinsurer’s willingness and ability to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We believe we have established a reputation with our brokers and customers for prompt response on underwriting submissions, fast claims payments and a reputation for providing creative solutions to our customers’ needs. Since we selectively write large lines on a limited number of property catastrophe reinsurance contracts, we can establish reinsurance terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness. We believe that our willingness and ability to design customized programs and to provide advice on catastrophe risk management has helped us to develop long-term relationships with brokers and customers.

Our reinsurance brokers assess client needs and perform data collection, contract preparation and other administrative tasks, enabling us to market our reinsurance products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. In recent years, our distribution has become increasingly reliant on a small number of such relationships, a trend which we believe was accelerated by the merger of AON and Benfield in 2008. We expect this concentration to continue and perhaps increase. The following table shows the percentage of our Reinsurance segment gross premiums written generated through our largest brokers for the years ended December 31, 2009, 2008 and 2007:

Year ended December 31,	2009	2008	2007

Percentage of gross premiums written
AON Benfield (1)	58.7%	61.5%	60.4%
Marsh Inc.	20.9%	18.2%	19.6%
Willis Group	10.5%	8.9%	11.8%

Total of largest brokers	90.1%	88.6%	91.8%
All others	9.9%	11.4%	8.2%

Total percentage of gross premiums written	100.0%	100.0%	100.0%

(1)	On November 11, 2008, AON Corporation completed its acquisition of Benfield Group Limited. Benfield Group Limited and AON Corporation accounted for 48.3% and 13.2% respectively, of gross premiums written in 2008, and 50.0% and 10.4%, respectively, of gross premiums written in 2007.

During 2009, our Reinsurance segment issued authorization for coverage on programs submitted by 46 brokers worldwide (2008 – 40 brokers). We received approximately 3,565 program submissions during 2009 (2008 – approximately 2,791). Of these submissions, we issued authorizations for coverage for approximately 946 programs, or approximately 27% of the program submissions received (2008 – approximately 828 programs, or approximately 30%).

Individual Risk

Our Individual Risk business is currently produced primarily through four distribution channels as per the table below:

Year ended December 31,	2009	2008	2007

Individual Risk gross premiums written
Program managers – wholly owned (1)	56.9%	46.4%	32.1%
Program managers – third party	35.7%	36.9%	42.4%
Quota share reinsurance	7.6%	16.6%	25.1%
Broker and agent produced business	(0.2%)	0.1%	0.4%

Total Individual Risk gross premiums written	100.0%	100.0%	100.0%

(1)	Program managers – wholly owned represents Agro National which we acquired in an asset purchase on June 2, 2008 and for 2009, our commercial property operations. The table above is presented as if Agro National has been a wholly-owned subsidiary since the first period presented.

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

With respect to our program business, we believe that our strategy of establishing strong relationships and assisting our partners with modeling, risk analysis and other expertise has helped us to develop a favorable reputation in this market. We believe that our existing third party program managers are an important source of referrals and endorsements of our approach to this business. In addition, we acquired the net assets of Agro National, LLC in June 2008, a managing general underwriter of crop insurance, and believe our direct ownership of this operation will facilitate our pursuit of additional opportunities in the crop insurance and agricultural products markets. In 2009, we launched our commercial property operations, the gross premiums written for which are included in program managers – wholly owned.

Our broker-produced business is principally written on an excess and surplus lines basis by Glencoe and Lantana on a risk-by-risk basis. This business is generally submitted to us through licensed surplus lines brokers who are generally responsible for regulatory compliance, premium tax collection and certain other matters associated with policy placement.

New Business

For information related to New Business, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview”.

EMPLOYEES

At February 10, 2010, we and our subsidiaries employed approximately 506 people worldwide (February 11, 2009 – 400 people, February 12, 2008 – 236 people). We believe our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries. Historically, the Company has looked for opportunities to strengthen its operations during periods of softening markets in preparation for improving market conditions.

As noted above, we added approximately 106 employees year over year, primarily driven by our acquisition of Spectrum Partners Ltd. (“Spectrum Partners”), the parent company of Spectrum Syndicate Management Ltd. (“Spectrum”), the Lloyd’s managing agency for Syndicate 1458, and by the addition of resources in, among others, our accounting, legal, information technology and risk management functions, as well as certain of our operating business units. We believe that our employee headcount is likely to continue to increase over time as the Company expands geographically, and seeks to enter new lines of business. We expect that our employee growth in the U.S., U.K. and other highly regulated markets will increase our operating and compliance complexity and expenses, although we do not expect these increases to be material to the Company as a whole.

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

REGULATION

U.S. Regulation

Reinsurance Regulation.    Our Bermuda-domiciled insurance operations and joint ventures principally consist of Renaissance Reinsurance, DaVinci, Top Layer Re, Glencoe and Lantana. Renaissance Reinsurance, DaVinci and Top Layer Re are Bermuda-based companies that operate as reinsurers. Although none of these companies is admitted to transact the business of insurance in any jurisdiction except Bermuda, the insurance laws of each state of the U.S. regulate the sale of reinsurance to ceding insurers authorized in the state by non-admitted alien reinsurers, such as Renaissance Reinsurance or DaVinci, acting from locations outside the state. Rates, contract terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. A primary insurer ordinarily will enter into a reinsurance agreement, however, only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, regulators permit ceding insurers to take credit for reinsurance under the following circumstances if the contract contains certain minimum provisions: if the reinsurer is licensed or accredited, if the reinsurer is domiciled in a state with substantially similar regulatory requirements as the primary insurer’s domiciliary jurisdiction and meets certain financial requirements, or if the reinsurance obligations are collateralized appropriately.

As alien companies, our Bermuda subsidiaries collateralize their reinsurance obligations to U.S. insurance companies. With some exceptions, the sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. None of Renaissance Reinsurance, DaVinci or Top Layer Re intends to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction, other than Bermuda, where the conduct of such activities would require that each company be so admitted.

The National Association of Insurance Commissioners (“NAIC”) adopted a framework to modernize the current U.S. reinsurance regulatory framework. As a first step toward implementation of the framework, the NAIC developed a draft federal bill entitled the “Reinsurance Regulatory Modernization Act of 2009” (the “RRMA”) and sought congressional sponsors of the RRMA. The RRMA failed to find congressional support as portions of the proposal were opposed by domestic reinsurers and the U.S. Department of the Treasury. Therefore, the NAIC is refocusing its attention on credit for reinsurance reforms. The RRMA contemplates credit for reinsurance collateral levels from 0% to 100% based on the ratings assigned to reinsurers. Accordingly, the RRMA, if promulgated, may lead to a reduction of the collateral requirements for non-U.S. reinsurers, which could be beneficial to our Bermuda subsidiaries. Certain individual states have moved forward with initiatives for similar revised collateral requirements as well. At this time, we are unable to determine how such changes in the U.S. reinsurance regulatory framework will be implemented and the effect, if any, such changes would have on our operations or financial condition.

Excess and Surplus Lines Regulation.    Glencoe and Lantana, domiciled in Bermuda, are not licensed in the U.S. but are eligible to offer coverage in the U.S. exclusively in the surplus lines market. Glencoe and Lantana are each eligible to write surplus lines primary insurance in 48 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and each is subject to the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines primary insurance. In accordance with certain provisions of the NAIC Nonadmitted Insurance Model Act, which provisions have been adopted by a number of states, Glencoe and Lantana have each established, and are required to maintain, a trust funded to a minimum amount as a condition of its status as an eligible, non-admitted insurer in the U.S. Although surplus lines business is generally less regulated than the admitted market, strict regulations apply to surplus lines placements under the laws of every state, and the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that would result in increased oversight and regulation of surplus lines insurance. For example, the Nonadmitted and Reinsurance Reform Act of 2009 (“NRRA”), which would create uniform standards for surplus lines insurer eligibility, as well as create a uniform system of placement and premium tax allocation for multistate surplus lines risks and surplus lines broker licensing, passed the House of Representatives earlier this year and is awaiting action in the Senate. In 2008, the Florida Supreme Court held that surplus lines insurers were subject to insurance law provisions governing policy delivery, policy forms, the payment of attorney fees and other matters; however, in 2009, the Florida legislature passed FL SB 1894 and HB 853 to clarify the limited applicability of Florida insurance law to surplus lines insurers (exempt from the provisions governing policy delivery, policy forms, etc.). This case could foreshadow more extensive oversight of surplus lines insurance by other jurisdictions. Any increase in our regulatory burden may impact our operations and ultimately could impact our financial condition as well.

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

Holding Company Regulation.    We and our U.S. insurance company subsidiaries are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, and insurers that are subsidiaries of insurance holding companies, to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, under the terms of applicable state statutes, any person or entity obtaining beneficial ownership of 10% (with certain limited exceptions) or more of our outstanding voting securities is required to apply for and receive prior regulatory approval for such acquisition, and our U.S. insurance company subsidiaries are required to report ownership changes to their domiciliary regulator. Further, in order to protect insurance company solvency, state insurance statutes typically place limitations on the amount of dividends or other distributions payable to affiliates by insurance companies. The NAIC is studying the need for group-wide supervision of insurance holding company systems, which may include group-wide capital requirements. Such group solvency initiatives may result in changes to the state holding company statutes increasing direct state supervision over insurance holding companies.

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

Legislative and Regulatory Proposals.    Government intervention in the insurance and reinsurance markets in the U.S. continues to evolve. Although U.S. state regulation is the primary form of regulation of insurance and reinsurance, Congress has considered over the past years various proposals relating to potential surplus lines regulation, reinsurance regulation, the creation of an optional federal charter, the creation of a systemic risk regulator, repeal of the insurance company antitrust exemption from the McCarran Ferguson Act, and tax law changes, including changes to increase the taxation of reinsurance premiums paid to off-shore affiliates with respect to U.S. risks. None of these proposals were adopted by the 110th Congress before it adjourned. The 111th Congress has picked up several of these insurance-related initiatives, and in addition, is currently considering a bill that would create a Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO would have oversight over all lines of insurance except health insurance and would report annually to the

Congress. Although we are unable to predict whether the FIO proposal or any other proposed laws and regulations will be adopted, or the form in which any such laws and regulations would be adopted, we believe it is more likely than at times in the past that the current Congress will adopt laws and/or regulations with respect to insurance, and we anticipate that these developments will impact our operations and also could impact our financial condition.

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

In 2007, Florida enacted legislation which enabled the FHCF to offer increased amounts of coverage in addition to the mandatory coverage amount, at below-market rates. Further, the legislation expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, such as ours and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In May 2009, the Florida legislature took steps to strengthen the financial condition of FHCF and Citizens, which a government-appointed task force determined have been impaired by, issues including the crisis in the credit markets, widespread rate inadequacy, and issues arising out of the application of discounts for housing retrofits and mitigation features. A bill was passed in 2009 that would permit Citizens to raise its rates by up to 10% starting in 2010 and every year thereafter until its current shortfall is corrected and Citizens has sufficient funds to pay its claims and expenses. This legislation also increased the rates for FHCF and incremental staged reductions in the amount of its coverage.

It is possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on some version of the earlier Florida precedent, which would further diminish aggregate private market demand for our products. For example, in the past, federal bills have been proposed in Congress (and, in 2007, passed by the House of Representatives) which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. In 2009 the Catastrophe Obligation Guarantee Act was introduced in the Senate and House (S. 886) (the “COGA”) to federally guarantee bond issuances by certain government entities, potentially including the FHCF, the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. Similar legislation has been introduced in the House of Representatives. If enacted, this legislation, or legislation similar to these proposals, would, we believe, likely contribute to growth of these state entities or to their inception or alteration in a manner adverse to us. While none of this legislation has been enacted to date, and although we believe such legislation would be vigorously opposed if introduced in 2010, if enacted these bills would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially.

The potential for further expansion into additional insurance markets, could expose us or our subsidiaries to increasing regulatory oversight, including the oversight of countries other than Bermuda and the U.S. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer Re, Glencoe, Lantana, or any of our other Bermudian subsidiaries will become subject to direct U.S. regulation. In addition, as discussed above, REAL and Renaissance Trading are involved in certain commodities trading activities relating to weather, natural gas, heating oil, power, crude oil, agricultural commodities and cross-commodity structures. While REAL’s and Renaissance Trading’s operations currently are not subject to significant federal oversight, we are monitoring carefully new or revised legislation or regulation in the U.S. or otherwise, which could increase the regulatory burden and operating expenses of these operations.

Bermuda Regulation

All Bermuda companies must comply with the provisions of the Companies Act 1981. In addition, the Insurance Act 1978, and related regulations (the “Insurance Act”), regulates the business of our Bermuda insurance, reinsurance and management company subsidiaries.

As a holding company, RenaissanceRe is not currently subject to the Insurance Act. However, the Insurance Act regulates the insurance and reinsurance business of our operating insurance companies. The Company’s most significant operating subsidiaries include Renaissance Reinsurance and DaVinci which are registered as Class 4 general business insurers and Glencoe, Lantana, and Top Layer Re which are registered as Class 3A general business insurers under the Insurance Act. RUM is registered as an insurance manager.

The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the Bermuda Monetary Authority (“BMA”) powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements of the Insurance Act include the appointment of an independent auditor and loss reserve specialist (both of whom must be approved by the BMA), the filing of an annual financial return and provisions relating to the payment of distributions and dividends. In particular:

•

An insurer must prepare annual statutory financial statements which must be submitted as part of its statutory financial return no later than four months after the insurer’s financial year end (unless specifically extended). The annual statutory financial statements give detailed information and analyses regarding premiums, claims, reinsurance, reserves and investments. The statutory financial return includes, among other items, a report of the approved independent auditor on the statutory financial statements; a declaration of statutory ratios; a solvency certificate; the statutory financial statements themselves; the opinion of the approved loss reserve specialist; and, in the case of Class 4 insurers, details concerning ceded reinsurance. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

•

In addition to preparing statutory financial statements, effective December 31, 2009, all Class 4 insurers must prepare financial statements in respect of their insurance business in accordance with GAAP or IFRS.

•

An insurer’s statutory assets must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the category of its registration and net premiums written and loss reserves posted (“Minimum Solvency Margin”). The Minimum Solvency Margin that must be maintained by a Class 4 insurer is the greater of (i) $100 million, or (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves. The Minimum Solvency Margin for a Class 3A insurer is the greater of (i) $1 million, or (ii) 20% of the first $6 million of net premiums written; if in excess of $6 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6 million, or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves.

•

In addition, each Class 4 insurer must maintain its capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model which came into force in 2008 to assist the BMA to better assess the adequacy of a Class 4 insurer’s capital. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. The BMA believes that use of an internal model to substantiate the required regulatory capital requirement may in many circumstances better reflect a specific insurer’s particular business profile than a market-wide regulatory model. An insurer’s internal model must satisfy certain criteria to be approved for the determination of regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it.

•	An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities (“Minimum Liquidity Ratio”).

•

Both Class 3A and Class 4 general business insurers are prohibited from declaring or paying any dividends if in breach of the required Minimum Solvency Margin or Minimum Liquidity Ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Where an insurer fails to meet its Relevant Margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the prior approval of the BMA. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 3A and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act which apply to all Bermuda companies.

•

If the BMA believes that an investigation is required in the interests of an insurer’s policyholders or persons who may become policyholders, it may appoint an inspector who has extensive powers of investigation. If it appears to the BMA to be desirable in the interests of policyholders, the BMA may also exercise these powers in relation to holding companies, subsidiaries and other affiliates of insurers. If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions of its registration, the BMA may exercise extensive powers of intervention including directing the insurer not to take on any new insurance business or prohibiting the company from declaring and paying dividends or other distributions.

•

Any person who, directly or indirectly, becomes a beneficial owner of at least 10%, 20%, 33% or 50% of the voting shares of an insurer or its parent company must notify the BMA in writing within 45 days that he has become such an owner.

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

•

The BMA may cancel an insurer’s registration on certain grounds specified in the Insurance Act, including without limitation, (i) the failure of that insurer to comply with its obligations under the Insurance Act or (ii) the failure of that insurer in the opinion of the BMA to carry on its business in accordance with sound insurance principles.

U.K. Regulation

Lloyd’s Regulation

General.    The operations of RenaissanceRe Syndicate Management Ltd. (“RSML”), formerly known as Spectrum, are franchised by Lloyd’s. The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates. RSML’s business plan for Syndicate 1458 requires annual approval by the Lloyd’s Franchise Board, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s also imposes various charges and assessments on its members. If material changes in the business plan for Syndicate 1458 were required by Lloyd’s, or if charges and assessments payable by RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”) to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of RSML. The Company has provided capital to Lloyd’s to support RenaissanceRe CCL’s underwriting business at Lloyd’s. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.

By entering into a membership agreement with Lloyd’s, RenaissanceRe CCL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000 (the “FSMA”) that are applicable to it.

Capital Requirements.    The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the Individual Capital Adequacy regime of the U.K.’s Financial Services Authority (the “FSA”). The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

Restrictions.    A Reinsurance to Close (“RITC”) is put in place after the third year of operations of a syndicate year of account. If the Lloyd’s managing agency concludes that an appropriate RITC for a syndicate that it manages cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s.

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, S&P and Fitch). A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels. RSML and RenaissanceRe CCL would be adversely affected if Lloyd’s current ratings were downgraded.

Intervention Powers.    The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

Lloyd’s approval is also required before any person can acquire control (as defined below in relation to the FSMA and giving prior notification to the FSA) of a Lloyd’s managing agent or Lloyd’s corporate member.

FSA Regulation

RSML’s operations are regulated by the FSA as well as being franchised by Lloyd’s of London. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents, such as RSML, which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

Lloyd’s as a whole is authorized by the FSA and is required to implement certain rules prescribed by the FSA, pursuant to its powers under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to the FSA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene at its discretion.

Future regulatory changes or rulings by the FSA could impact RSML’s business strategy or financial assumptions, possibly resulting in an adverse effect on RSML’s financial condition and operating results.

Change of Control.    The FSA regulates the acquisition of control of any Lloyd’s managing agent which is authorized under the FSMA. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s managing agent or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such Lloyd’s managing agent or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of RenaissanceRe’s common shares or voting power would therefore be considered to have acquired control of RSML. Under the FSMA, any person or entity proposing to acquire control over a Lloyd’s managing agent must give prior notification to the FSA of his or the entity’s intention to do so. The FSA would then have sixty working days to consider the application to acquire control. Failure to make the relevant prior application could result in action being taken against RSML by the FSA. Lloyd’s approval is also required before any person can acquire control (using the same definition as for the FSA) of a Lloyd’s managing agent or Lloyd’s corporate member.

Other Applicable Laws.    Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse affect on Lloyd’s and its member companies, including RSML and RenaissanceRe CCL.

Environmental and Climate Change Matters

Our principal coverages and services relate to natural disasters and catastrophes, such as earthquakes or hurricanes. We believe, and believe the consensus view of current scientific studies substantiates, that changes in climate conditions, primarily global temperatures and expected sea levels, are likely to increase the severity, and possibly the frequency, of natural disasters and catastrophes relative to the historical experience over the past 100 years. We expect that this may increase the risk of claims under our property and casualty lines of business, particularly with respect to properties located in coastal areas and operations covered by our crop insurance line of business, among others. While a substantial portion of our coverages accordingly may be adversely impacted by climate change, we have taken certain measures, to the extent permissible by law and prevailing market conditions, to mitigate against such losses by giving consideration to these risks in our underwriting decisions. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information such as the studies referred to above. However, it is possible that, even after these assessments, we will have underestimated the frequency or severity of hurricanes or other catastrophes. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in likely insured losses, particularly if those losses exceed expectations and the prior estimates of market participants, regulators or other stakeholders, the markets and clients we serve may be disrupted and adversely impacted, and we may be adversely affected, directly or indirectly. Further, certain of our investments such as catastrophe-linked securities and property catastrophe managed joint ventures related to hurricane coverage, could also be adversely impacted by climate change.

An increasing number of federal, state, local and foreign government requirements and international agreements apply to environmental and climate change, in particular by seeking to limit or penalize the discharge of materials such as greenhouse gas (“GHG”) into the environment or otherwise relating to the protection of the environment. Although our operations are characterized by a small number of professional office facilities, and we have not been directly, materially impacted by these changes to date, it is our policy to monitor and seek to ensure compliance with these requirements, as applicable. We believe that, as a general matter, our policies, practices and procedures are properly designed to identify and manage environmental and climate-related risks, particularly the risks of potential financial liability in connection with our reinsurance, insurance and trading businesses. However, we believe that some risk of environmental damage is inherent in respect of any commercial operation, and may increase for us if our business continues to expand and diversify, including as a result of the possible expansion of the products and services offered by REAL. For example, our weather and energy risk management operations and our customers of such services could be impacted by climate change and increased GHG regulation. Likewise, certain of our investments may also be adversely affected by climate change and increased governmental regulation of, or international agreements pertaining to, GHG emissions. Moreover, our evaluation may be flawed or may reflect inaccurate or incomplete information, and it is possible our exposure to climate change or other environmental risks is greater than we have currently estimated.

At this time, we do not believe that any existing or currently pending climate change legislation, regulation, or international treaty or accord known to us would be reasonably likely to have a material effect in the foreseeable future on our business or on our results of operations, capital expenditures or financial position. However, it is possible that future developments, such as increasingly strict environmental laws and standards and enforcement policies, could give rise to more severe exposure, more costly compliance requirements, or otherwise bring into question our current policies and practices. In addition, it is possible that state insurance regulation could impact the ability of our customers, or of the Company, to manage property exposures in areas vulnerable to significant climate-driven losses. For example, if our Reinsurance segment customers or Individual Risk operations are unable to utilize actuarially sound, risk-based pricing, to modify policy terms if necessary to reflect changes in the underlying risks, or to otherwise manage exposures appropriately to reflect the risk of increased loss from both large scale natural catastrophes and smaller scale weather events, our markets, customers, or our own financial results may all be adversely affected. We will continue to monitor emerging developments in this area.

AVAILABLE INFORMATION

We maintain a website at http://www.renre.com. The information on our website is not incorporated by reference in this Form 10-K.

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge from our website, our Audit Committee Charter, Compensation/Governance Committee Charter, Corporate Governance Guidelines and Statement of Policies, and Code of Ethics and Conduct (“Code of Ethics”). Such information is also available in print for any shareholder who sends a request to RenaissanceRe Holdings Ltd., Attn: Office of the Corporate Secretary, P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the Securities and Exchange Commission (“SEC”) may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

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

Our largest product based on total gross premiums written is property catastrophe reinsurance. We also sell lines of specialty reinsurance and certain Individual Risk products that are exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornados, hailstorms, drought and other natural or man-made disasters, such as acts of terrorism. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by relatively few events of a large magnitude.

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

Through Renaissance Trading and REAL, we sell certain financial products primarily to address weather risks, and engage in certain weather, energy and commodity derivatives trading activities. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. We expect our results from these activities will be subject to volatility, both potentially as a result of the occurrence or non-occurrence of the event or events which might trigger counterparty payments under these contracts, and as a result of the potential for variance in the reportable fair value of these contracts between periods as a result of a wide number of potential factors. While our current portfolio of such derivative contracts is not material to our consolidated results taken as a whole, and is currently of comparably short duration, it is possible that our results from these activities will increase on an absolute or relative basis over time, and that the duration of the derivative contracts in this portfolio will lengthen in the future.

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

In addition, our expansion into newer lines of business may place increased demands on our financial, managerial and human resources. For example, we may need to attract additional professionals, and to the extent we are unable to attract such additional professionals, our existing financial, managerial and human resources may be strained. Our future profitability depends in part on our ability to further develop our resources and effectively manage expansion, and our inability to do so may impair our future financial results. It is also possible that a determination to retract or diminish an initiative we had previously determined to incubate or explore could be poorly executed, leading to restructuring or other losses, or to executive distraction, exceeding our estimates.

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

These ratings are subject to periodic review and may be revised or revoked, by the agencies which issue them. In addition, from time to time one or more rating agencies have effected changes in their capital models and rating methodologies, which have generally served to increase the amounts of capital required to support the ratings, and it is possible that legislation arising as a result of the ongoing financial crisis may result in additional changes.

Negative ratings actions in the future could have an adverse effect on our ability to fully realize the market opportunities we currently expect to participate in. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our customers to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material. To date, we are not aware that we have experienced such a cancellation.

Our ability to compete with other reinsurers and insurers, and our results of operations, could be materially adversely affected by any such ratings downgrade. For example, following a ratings downgrade we might lose customers to more highly rated competitors or retain a lower share of the business of our customers.

For the current ratings of certain of our subsidiaries and joint ventures, refer to “Item 1. Business, Ratings”.

Because we depend on a few insurance and reinsurance brokers in our Reinsurance segment and several third party program managers in our Individual Risk segment for a preponderance of our revenue, loss of business provided by them could adversely affect us.

Our Reinsurance business markets insurance and reinsurance products worldwide exclusively through insurance and reinsurance brokers. Three brokerage firms accounted for 90.1% of our Reinsurance segment gross premiums written for the year ended December 31, 2009. Subsidiaries and affiliates of AON Benfield, Marsh Inc. and the Willis Group accounted for approximately 58.7%, 20.9% and 10.5%, respectively, of our Reinsurance segment gross premiums written in 2009.

Our Individual Risk business markets a significant portion of its insurance and reinsurance products through third party program managers. In recent years, our Individual Risk business has similarly experienced an increased concentration of production from a smaller number of intermediaries. Third party program managers accounted for 35.7% of our Individual Risk segment gross premiums written for the year ended December 31, 2009.

The loss of a substantial portion of the business provided by our brokers and/or third party program managers would have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and/or third party program managers and it is possible that our premiums written would decrease.

The terms of the Federal Multiple Peril Crop Insurance Program may change and adversely impact us.

We are one of 15 companies that currently participate in the MPCI program sponsored by the RMA. In recent years, crop insurance premiums, which are primarily driven by MPCI, have become an increasingly larger portion of our business, totaling $290.3 million of gross premiums written in 2009, and representing 54.7% of the total gross premiums written in our Individual Risk segment in 2009. In June 2008, we purchased the assets of Agro National, LLC, a managing general underwriter that has been producing MPCI business on our behalf since 2004, for a purchase price of $80.5 million, and we have goodwill and intangible assets of $58.1 million on our consolidated balance sheet at December 31, 2009 as a result of this acquisition.

The RMA has currently proposed several changes to the SRA that, if ultimately adopted, would adversely affect the financial results of MPCI insurers such as ours, beginning in 2011. If the SRA is finalized as drafted, we would receive lower expense reimbursements and would be likely to retain less of the underwriting profit we generate, which would negatively impact the profitability of our MPCI business, perhaps substantially or materially

so. While we might try to adjust to such changes by reducing costs, altering service levels, or taking other actions, it is possible any remedies or mitigating measures we might pursue would be insufficient or that we would not succeed in their execution, and the MPCI business could prove to be unattractive or unprofitable. If the RMA adopts the currently proposed changes to the SRA, this could reduce the probability that our crop insurance business is successful, or possibly result in us electing not to participate in the MPCI program in 2011, any of which in turn could require us to impair all, or a portion, of the carrying value of the goodwill and intangible assets we have recorded in connection with the acquisition of Agro National, LLC.

Industry feedback to the draft of the SRA has to date not been positive and the RMA is expected to circulate further drafts of the agreement before it becomes final. However, we cannot predict what changes the final version will have, if any, and therefore what impact the changes will have on our future profitability, or whether we would enter into the new SRA for Reinsurance Year 2011.

Our utilization of brokers, third party program managers and other third parties to support our business exposes us to operational and financial risks.

Our Individual Risk operations rely largely on third party program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our operations in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued and renewal insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our third party program managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program manager would be unable to substantially indemnify us for their contractual breach. We also rely on our third party program managers, third party administrators or other third parties we retain, to collect premiums and to pay valid claims. We could also be exposed to the program manager’s or their producer’s operational risk, for example, but not limited to, contract wording errors, technological and staffing deficiencies and inadequate disaster recovery plans.

We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage much of the claims activity that we expect to arise in our Individual Risk operations. Although we have implemented monitoring and other oversight protocols, we cannot assure you that these measures will be sufficient to mitigate all of these exposures.

We are also subject to the risk that our successful third party program managers will not renew their programs with us. Although our contracts are generally not for defined terms, generally either party can cancel the contract in a relatively short period of time. While we believe our arrangements offer numerous benefits to our program participants, we cannot assure you we will retain the programs that produce business we believe to be attractive or that these programs or the underlying insureds will renew with us. Failure to retain or replace the third party program managers, or the program manager’s failure to retain or replace their producers, would impair our ability to execute our operational strategy, and our financial results could be adversely affected.

With respect to our Reinsurance operations we do not separately evaluate each of the individual risks assumed under our reinsurance contracts and, accordingly, like other reinsurers, are heavily dependent on the original underwriting decisions made by our ceding companies. We are therefore subject to the risk that our customers may not have adequately evaluated the risks to be reinsured, or that the premiums ceded to us will not adequately compensate us for the risks we assume, perhaps materially so.

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

As an example, our estimates of losses from catastrophic events, such as the 2008 hurricanes Gustav and Ike, and the 2005 hurricanes Katrina, Rita and Wilma, are based on factors including currently available information derived from the Company’s claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Due to the size and unusual complexity of the legal and claims issues relating to these events, particularly hurricanes Katrina and Ike, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations to us. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

The emergence of matters which may impact certain of our coverages, such as the asserted trend toward potentially significant global warming and the recent financial crisis, could cause us to underestimate our exposures and potentially adversely impact our financial results, perhaps significantly.

In our Reinsurance business, we use analytic and modeling capabilities that help us to assess the risk and return of each reinsurance contract in relation to our overall portfolio of reinsurance contracts. For catastrophe-exposed business in our Individual Risk segment, we also seek to utilize proprietary modeling tools that have been developed in conjunction with the modeling and other resources utilized in our Reinsurance operations. See “Item 1. Business, Underwriting and Enterprise Risk Management.”

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

We believe, and believe the consensus view of current scientific studies substantiates, that changes in climate conditions, primarily global temperatures and expected sea levels, are likely to increase the severity and possibly the frequency of natural catastrophes relative to the historical experience over the past 100 years. We expect that this may increase claims under our property and casualty lines of business, particularly with respect to properties located in coastal areas and operations covered by our multi-peril crop insurance line of business, among others. While a substantial portion of our insureds fall into categories that may be adversely impacted by climate change, we have taken certain measures, to the extent permissible by law and prevailing market conditions, to mitigate against such losses by giving consideration to these risks in our underwriting decisions. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information such as these studies. However, it is possible that, even after these assessments, we will have underestimated the frequency or severity of hurricanes or other catastrophes. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in likely insured losses, particularly if those losses exceed expectations and the prior estimates of market participants, regulators or other stakeholders, the markets and clients we serve may be disrupted and adversely impacted, and we may be adversely affected, directly or indirectly. Further, certain of our investments such as cat-linked securities and property catastrophe managed joint ventures related to hurricane coverage, could also be adversely impacted by climate change.

Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures.

Our specialty reinsurance portfolio is also exposed to emerging risks arising from the ongoing financial crisis, including with respect to a potential increase of claims in directors & officers, errors & omissions, mortgage valuation, surety, casualty clash and other lines of business.

The ongoing weakness in business and economic conditions generally or specifically in the principal markets in which we do business could adversely affect our business and operating results.

Although there have been some indicators of stabilization, the U.S. and numerous other leading markets around the world continue to experience significant recessionary conditions, and we believe meaningful risk remains of potential further deterioration in economic conditions, including substantial and continuing financial market disruptions. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, if economic conditions do not stabilize, or deteriorate further, the business environment in our principal markets would be further adversely affected, which accordingly could adversely affect demand for the products sold by us or our customers. In addition, during an economic downturn we believe our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, among others, is likely to be increased. Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

Some of our investments are relatively illiquid and are in asset classes that may experience significant market valuation fluctuations.

Although we invest primarily in highly liquid securities in order to ensure our ability to pay valid claims in a prompt manner, we do hold certain investments that may lack liquidity, such as our alternative investments and bank loan fund investments. If we require significant amounts of cash on short notice in excess of our normal cash requirements or are required to post or return collateral in connection with our investment portfolio, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

A reduction in market liquidity may make it difficult to value certain of our securities as trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

The determination of the impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.

The determination of the impairments taken on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

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

A portion of our investment portfolio is allocated to other investments which we expect to have different risk characteristics than our investments in traditional fixed maturity securities and short term investments. These other investments include private equity partnerships, hedge fund investments, senior secured bank loan funds and catastrophe bonds and are recorded on our consolidated balance sheet at fair value. The fair value of certain of these investments is generally established on the basis of the net valuation criteria established by the managers of such investments. These net asset valuations are determined based upon the valuation criteria established by the governing documents of the investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes of the investments. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts, as a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner for which we have for our fixed maturity securities. The performance of these investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective or that such managers will fail to follow our investment guidelines. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

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

We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. Our premiums receivable at December 31, 2009 totaled $589.8 million, and these amounts are generally not collateralized. To the extent such customers become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable in our financial statements. In 2009, we increased our allowance for potentially uncollectible premiums due to us, and we cannot assure you that such premiums will ever be collected or that additional amounts will not be required to be written down in 2010, or future periods.

As a result of the ongoing global economic downturn, our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio and others has increased, perhaps materially so.

We are exposed to counterparty credit risks in connection with our energy related trading business.

We undertake energy related trading activities through our operating subsidiaries, including Renaissance Trading and REAL, where counterparty credit risk becomes a relevant factor. These operating subsidiaries execute weather, energy and commodity derivative transactions where the value of the derivatives at any point in time is dependent upon not only the market but also the viability of the counterparty. The failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss in these situations. Financial institutions, energy companies and hedge funds have historically been our most significant counterparties. The ongoing instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and we are exposed to these counterparty risks. Although our operating subsidiaries have credit risk management policies and procedures, we cannot assure you that any of the policies or procedures will be effective. While many of the original trading positions established in our energy related trading business are partially or substantially hedged, the effectiveness of those hedges depends on the willingness and ability to pay of the parties with whom we establish the hedge positions. The failure of our policies and procedures, or the failure of one or more of our counterparties, could result in losses that substantially exceed our expectations and could have a material adverse effect on our results of operations.

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

When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. Generally, we believe that the “willingness to pay” of some reinsurers and retrocessionaires is declining, and that the overall industry ability to pay has also declined due to the recent financial crisis and other factors. This risk may be more significant to us at present than at most times in the past. At December 31, 2009, we had recorded $194.2 million of reinsurance recoverables, net of a valuation allowance of $7.6 million for uncollectible recoverables. We cannot assure you that such recoverables will ever be collected or that additional amounts will not be required to be written down in 2010, or future periods. A large portion of our reinsurance recoverables are concentrated with a relatively small number of reinsurers. The risk of such concentration of retrocessional coverage may be increased by recent and future consolidation within the industry.

Emerging claim and coverage issues, or other litigation, could adversely affect us.

Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially so. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our specialty reinsurance and Individual Risk operations, these legal, social and environmental changes may not become apparent until some point in time after their occurrence. For example, we could be deemed liable for losses arising out of a matter, such as the potential for industry losses arising out of an avian flu pandemic, that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Our exposure to this uncertainty will grow as our “long-tail” casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more “short-tail.” In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claim handling and other practices. While we continually seek to improve the effectiveness of our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

The loss of key senior members of management could adversely affect us.

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our senior officers. The loss of services of members of senior management in the future, and the uncertain transition of new members of our senior management team, may strain our ability to execute our growth initiatives. The loss of one or more of our senior officers could adversely impact our business, by, for example, making it more difficult to retain customers or other business contacts whose relationship depends in part on the service of the departing officer. In general, the loss of the services of any members of our current senior management team, potentially including the executive retirements announced in January 2010, may adversely affect our business, perhaps materially so. We do not currently maintain key man life insurance policies with respect to any of our employees.

In addition, our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of Permanent Residents’ Certificates and holders of Working Residents’ Certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. Substantially all of our officers are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits, which would adversely impact us. In addition, a Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions only for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If any of our senior officers were not permitted to remain in Bermuda, or if we experience delays or failures to obtain permits for a number of our professional staff, our operations could be disrupted and our financial performance could be adversely affected as a result.

U.S. taxing authorities could contend that one or more of our Bermuda subsidiaries are subject to U.S. corporate income tax, as a result of changes in law or regulations, or otherwise.

If the IRS were to contend successfully that one or more of our Bermuda subsidiaries is engaged in a trade or business in the U.S., such subsidiary would, to the extent not exempted from tax by the U.S.-Bermuda income tax treaty, be subject to U.S. corporate income tax on that portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. Although we would vigorously resist such a contention, if we were ultimately held to be subject to taxation, our earnings would correspondingly decline.

In addition, benefits of the U.S.-Bermuda income tax treaty which may limit any such tax to income attributable to a permanent establishment maintained by one or more of our Bermuda subsidiaries in the U.S. are only available to any of such subsidiaries if more than 50% of its shares are beneficially owned, directly or indirectly, by individuals who are Bermuda residents or U.S. citizens or residents. Our Bermuda subsidiaries may not be able to continually satisfy such beneficial ownership test or be able to establish it to the satisfaction of the IRS. Finally, it is unclear whether the U.S.-Bermuda income tax treaty (assuming satisfaction of the beneficial ownership test) applies to income other than premium income, such as investment income.

Changes in U.S. tax law or regulations could increase the costs of our products and services or otherwise reduce our profitability.

Congress has recently conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. In 2009, U.S. Rep. Richard Neal introduced one such proposal, H.R. 3424 (the “Neal Bill”), which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The Neal Bill, which was referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined in reference to individual business lines). In the first quarter of 2010, the current administration released its 2010 initial budget, which included a proposal to raise revenue by enacting increased taxation on international reinsurance via means which appeared to have similarities with the Neal Bill. We can provide no assurance that this legislation or similar legislation will not be adopted. We believe that passage of such legislation would adversely affect us, perhaps materially.

In addition, in March 2009, U.S. Senator Carl Levin and Rep. Lloyd Doggett introduced legislation in the U.S. Senate and House, respectively, entitled the “Stop Tax Haven Abuse Act” (S. 506). If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, entities whose shares are publicly traded on an established securities market, or whose gross assets are $50.0 million or more, if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. In addition, among other things, the legislation would establish presumptions for entities and transactions in jurisdictions deemed to be “offshore secrecy jurisdictions” and would provide a list of such jurisdictions. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.

In 2008, the Internal Revenue Service released a revenue ruling (Rev. Rul. 2008-15), in which it publicly adopted the position that the federal excise tax imposed on insurance or reinsurance premiums paid to certain non-U.S. taxpayers (the “FET”) applies to reinsurance contracts between foreign insurance companies. Simultaneously, the IRS issued Announcement 2008-18, announcing a voluntary compliance initiative under which eligible non-U.S. insurers, reinsurers, and other agents, solicitors, and brokers may avoid IRS examination with respect to the FET. Under Section 4371 of the Internal Revenue Code, premiums on insurance policies, indemnity bonds, annuity contracts, and reinsurance contracts with respect to risks located in the U.S. paid by a U.S. person or by a non-U.S. person engaged in a trade or business in the U.S. are subject to the FET. The FET is imposed at the rate of 4% on casualty insurance and indemnity bonds; 1% on life, health, and annuity contracts; and 1% on reinsurance. The IRS has authority to collect the tax not only from the person paying the premium but also from any person who signs, sells or issues documents connected with the policy. In the pronouncements noted above, the IRS took the position that the FET cascades through reinsurance contracts on U.S. risks between foreign insurers. While commentators and market participants have questioned the statutory and jurisdictional basis for the IRS’s position, the IRS has continued to assert that, under this cascading theory, if a foreign insurance company insures or reinsures a U.S. risk that would be subject to the FET, and then obtains reinsurance for that risk from a second foreign insurance company, the FET applies to the reinsurance contract between the two foreign parties (unless a treaty exemption applies). Further, the IRS has asserted that FET applies even where the first foreign insurance company is exempt from FET under an applicable treaty. We did not elect to participate in the voluntary compliance initiative, and it is possible that the IRS would disagree with our position with respect to FET and the IRS’s cascade theory. In 2009, we were contacted by the IRS and asked to provide information with respect to the FET filings effected by Renaissance Reinsurance in 2008. While we believe our FET position is supported by a thorough analysis of relevant statutory and case law, and believe that the imposition of the IRS position would not give rise to material financial obligations, it is possible the IRS will continue to maintain its position and could prevail in any audit or other controversy or that the financial consequences of the IRS’s position would be greater than we currently estimate.

We are unable to predict the effect that current governmental proposals could have on the Company.

The current administration and Congress have made, or called for consideration of, several additional proposals relating to a variety of issues, including with respect to universal healthcare, financial regulation reform, including regulation of the OTC derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, executive compensation and others. We continue to carefully monitor relevant proposals and believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on us.

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

Glencoe and Lantana are currently each eligible, non-admitted excess and surplus lines insurers in 48 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and are each subject to certain regulatory and reporting requirements of these jurisdictions. However, neither Glencoe nor Lantana is admitted or licensed in any U.S. jurisdiction; moreover, Glencoe only conducts business from Bermuda. Accordingly, the scope of Glencoe’s and Lantana’s activities in the U.S. is limited, which could adversely affect their ability to compete. Although surplus lines business is generally less regulated than the admitted market, the regulation of surplus lines insurance may undergo changes in the future. federal and/or state measures may be introduced and promulgated that could result in increased oversight and regulation of surplus lines insurance. Additionally, some recent and pending cases in Florida and California courts have raised potentially significant questions regarding surplus lines insurance in those states such as whether surplus lines insurers will be subject to policy form content, filing and approval requirements or additional taxes. In 2008, the Florida Supreme Court held that surplus lines insurers were subject to insurance law provisions governing policy delivery, policy forms, the payment of attorney fees and other matters; however, in 2009, the Florida legislature passed FL SB 1894 and HB 853 to clarify the limited applicability of Florida insurance law to surplus lines insurers (exempt from the provisions governing policy delivery, policy forms, etc.). This case could foreshadow more extensive oversight of surplus lines insurance by other jurisdictions, which could adversely impact our excess and surplus lines business, or the surplus lines markets for which we are a lead reinsurer.

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

We could be required to allocate considerable time and resources to comply with any new or additional regulatory requirements, and any such requirements may impact the operations of our insurance and/or non-insurance subsidiaries and ultimately could impact our financial condition as well. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation.

We are unable to predict the effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally or on the Company in particular.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, then-President Bush signed the Emergency Economic Stabilization Act (“EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Subsequently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), a $787 billion stimulus bill for the purpose of stabilizing the economy by, among other things, creating jobs. The U.S. federal government and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. Some companies that engage in both life and property casualty insurance lines of business, have participated in the ARRA programs and many believe that current market conditions have been adversely impacted by the government support of certain large market participants, which may have contributed to inadequate pricing conditions in respect of certain lines and coverages. We are unable to predict the effect that any such governmental actions will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular, though we are monitoring the situation as it evolves.

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

We are exposed to risks in connection with our management of third party capital.

Certain of our operating subsidiaries manage third party capital, and in some cases our own capital. We manage our own capital and other capital through our Lloyd’s managing agency business. Depending on the jurisdiction and form of organization, our operating subsidiaries may owe certain legal duties and obligations to third party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations. Compliance with some of these laws and regulations requires significant management time and attention, particularly with respect to our newer businesses and ventures. Although we seek to continually monitor our policies and procedures to attempt to ensure compliance, faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures, could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses to the Company, and seriously harm our business and results of operations.

We may be adversely affected by foreign currency fluctuations.

Our functional currency is the U.S. dollar; however, as we expand geographically, an increasing portion of our premium is, and likely will be, written in currencies other than the U.S. dollar and a portion of our claims and claim expense reserves is also in non-U.S. dollar currencies. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting solely from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to sell our reinsurance and insurance products is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. While we do not currently expect to require additional external capital in the near term due to our strong current capital position, our operations are subject to the ever present potential for significant volatility in capital due to our exposure to potentially significant catastrophic events. Any further equity or debt financing, or capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us, particularly in light of the recent disruptions, uncertainty and volatility in the capital and credit markets. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions, and applicable legal issues. Access to capital on attractive terms has been challenging for many companies during the ongoing global credit crisis. If we are unable to obtain adequate capital if and when needed, our business, results of operations and financial condition would be adversely affected. In addition, in the future we may be unable to raise new capital for our managed joint ventures and other private alternative investment vehicles, which would reduce our future fee income and market capacity.

Our principal existing letter of credit facility and our revolving credit facility are scheduled to expire on April 27, 2010 and March 31, 2010, respectively. For more information, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources”. We may not succeed in renewing or replacing these facilities on terms attractive to us or at all. Our ability to renew or replace these credit facilities is subject to many factors beyond our control, such as more stringent credit criteria and/or conditions emanating from or as a result of the recent difficult conditions in the global capital and credit markets, the effect of which may be to make a renewal or replacement so onerous as to make us consider alternate sources of such liquidity or limit our ability to write business for our customers.

The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2009, we had an aggregate of $300.0 million of indebtedness outstanding. Our indebtedness primarily consists of publicly traded notes and letter of credit and revolving credit facilities. For more details on our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources”.

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

Acquisitions or strategic investments that we have made or may make could turn out to be unsuccessful.

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

As we continue to grow and diversify our operations, certain of our new or potentially expanding business lines could have a significant negative impact on our financial results or cause significant volatility in our results for any fiscal quarter or year. For example, we may experience losses or experience significant volatility in our financial results with respect to our crop insurance business as a result of volatility in commodity prices and weather events, such as flooding, drought, hail, windstorms and other natural phenomena, all of which impacts the profitability of this line of business. In addition, our weather and energy products and trading business is accounted for at fair value and the value of our positions can change significantly which could have a significant negative impact on our financial results, or cause significant volatility in our results for any fiscal quarter or year.

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

In addition, similar provisions apply to our Lloyd’s managing agent, whereby the FSA regulates the acquisition of control of any Lloyd’s managing agent which is authorized under the FSMA. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s managing agent or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such Lloyd’s managing agent or its parent company by virtue of his shareholding or voting power in either.

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

RISKS RELATED TO OUR INDUSTRY

The reinsurance and insurance businesses are historically cyclical and the pricing and terms for our products may decline, which could affect our profitability.

The reinsurance and insurance industries have historically been cyclical, characterized by periods of decreasing prices followed by periods of increasing prices. Reinsurers have experienced significant fluctuations in their results of operations due to numerous factors, including the frequency and severity of catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries. For example, an increase in capital in our industry after the 2005 catastrophe events, and the enactment of the 2007 Florida legislation described below, helped create a softening market where pricing decreased in certain lines and became less attractive; on the other hand, the combination of the 2008 storms and the effects of the recent financial crisis resulted in relatively attractive market conditions at the time of the July 1, 2009 and January 1, 2010 catastrophe renewals.

The catastrophe-exposed lines in which we are a market leader are affected significantly by volatile and unpredictable developments, including natural and man-made disasters. The occurrence, or nonoccurrence, of catastrophic events, the frequency and severity of which are inherently unpredictable, affects both industry results and consequently prevailing market prices of our products.

We expect premium rates and other terms and conditions of trade to vary in the future. If demand for our products falls or the supply of competing capacity rises, our prospects for potential growth, due in part to our disciplined approach to underwriting, may be adversely affected. In particular, we might lose existing customers or decline business, which we might not regain when industry conditions improve.

In recent years, hedge funds and investment banks have been increasingly active in the reinsurance market and markets for related risks. While this trend has slowed during the ongoing period of financial dislocation, we generally expect increased competition from a wider range of entrants over time. It is possible that such new or alternative capital could cause reductions in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would generally expect to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings.

Recent or future legislation may decrease the demand for our property catastrophe reinsurance products and adversely affect our business and results of operations.

In 2007, the State of Florida enacted legislation to expand the FHCF’S provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted

Bill No. CS/CS/CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the next five years, reducing the coverage amount to $16.0 billion. The 2009 Bill will also increase the cost of the optional coverage, starting with an increase by a factor of two in the 2009-2010 season and raising costs by a factor of one in each succeeding year until the phase-out is complete. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens, to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses. The rate increases and cut back on coverage by FHCF and Citizens will allow for an increased role of the private insurers in Florida, a market in which we have established substantial market share. This legislation may, however, take several years to have a significant effect on the private market. Moreover, it is possible that the Florida legislature will reverse or weaken the 2009 Bill, for example by acting on current proposals to increase the FHCF coverage in 2010 rather than permit this coverage to recede as contemplated by the 2009 Bill.

We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2008 and 2007 as compared to 2006. The 2007 Florida Bill and other regulatory actions over this period may have contributed to instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses in 2009, an unusually low catastrophe year. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants.

It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the Florida precedent, or may otherwise enact legislation, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. For example, in the past, federal bills have been proposed in Congress (and, in 2007, passed by the House of Representatives) which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. In 2009, the COGA was introduced in the Senate to federally guarantee bond issuances by certain government entities, potentially including the FHCF, the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. Similar legislation has been introduced in the House of Representatives. If enacted, this legislation (or legislation similar to these proposals in import) would, we believe, likely contribute to growth of these state entities or to their inception or alteration in a manner adverse to us. While none of this legislation has been enacted to date, and although we believe such legislation would be vigorously opposed if introduced in 2010, if enacted these bills would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of the FHCF, which could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.

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

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target, such as the legislation enacted in Florida in 2007 or the proposed federal legislation described above;

•	require our participation in industry pools and guaranty associations;

•	expand the scope of coverage under existing policies for matters such as hurricanes Katrina, Rita and Wilma, and the New Orleans flood, or such as a pandemic flu outbreak;

•	increasingly mandate the terms of insurance and reinsurance policies;

•	establish a new federal insurance regulator or financial industry systemic risk regulator;

•	revise laws, regulations, or contracts under which we operate, such as, but not limited to, the 2008 Farm Bill or the 2011 SRA;

•	disproportionately benefit the companies of one country over those of another; or

•	repeal or diminish the insurance company antitrust exemption from the McCarran Ferguson Act.

Our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments.

We are incorporated in Bermuda and are therefore subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including imposition of tax liability or increased regulatory supervision or change in regulation. In addition, we are subject to changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the U.S. and in various states within the U.S. We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the U.K., may consider changes to its relationship with the U.K. in the future. These changes could adversely affect Bermuda’s position in respect of its regulatory initiatives, which could adversely impact us commercially.

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

We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including Ace, Allied World, Arch, Axis, Endurance, Everest Re, IPC, Montpelier Re, Partner Re, Platinum, Transatlantic, Validus, White Mountains and XL, as well as a growing number of private, unrated reinsurers offering predominately collateralized reinsurance. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as AIG, Berkshire, Hannover Re, Munich Re Group and Swiss Re. As our business evolves over time, we expect our competitors to change as well. For example, following hurricane Katrina in August 2005, a significant number of new reinsurance companies were formed in Bermuda which have resulted in new competition, which may well continue in subsequent periods. Also, hedge funds and investment banks have shown an interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products, such as catastrophe bonds and other cat-linked securities. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or of existing companies that may be planning to raise additional capital. We cannot predict what effect any of these developments may have on our businesses.

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

Consolidation in the (re)insurance industry could adversely impact us.

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

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of jurisdictions perceived by the OECD to be tax havens or to offer preferential tax regimes. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and November 2005 via a “Global Forum,” Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Regulatory regimes and changes to accounting rules may adversely impact financial results irrespective of business operations.

Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC has formally proposed a plan to first allow and then require companies to file financial statements in accordance with IFRS rather than GAAP. Such changes, if ultimately adopted, could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. For example, the International Accounting Standards Board is considering adopting an accounting standard that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, contract fulfillment value, which is considered to be more closely related to fair value than the current measurement basis, and would also require that deferred acquisition costs be derecognized and that future acquisition costs be expensed as incurred. We are currently evaluating how the SEC’s initiatives will impact us, including with respect to our loss reserving policy and the effect it might have on recognizing premium revenue and policy acquisition costs. Required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

Glossary of Selected Insurance and Reinsurance Terms

Accident year	Year of occurrence of a loss. Claim payments and reserves for claims and claim expenses are allocated to the year in which the loss occurred for losses occurring contracts and in the year the loss was reported for claims made contracts.

Acquisition expenses	The aggregate expenses incurred by a company acquiring new business, including commissions, underwriting expenses, premium taxes and administrative expenses.

Additional case reserves	Additional case reserves represent management’s estimate of reserves for claims and claim expenses that are allocated to specific contracts, less paid and reported losses by the client.

Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Bordereaux	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.

Bound	A (re)insurance policy is considered bound, and the (re)insurer responsible for the risks of the policy, when both parties agree to the terms and conditions set forth in the policy.

Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance or reinsurance	Insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting there from. Also referred to as liability insurance.

Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess of loss reinsurance	A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a “catastrophe.”

Catastrophe-linked securities; cat-linked securities	Cat-linked securities are generally privately placed fixed income securities where all or a portion of the repayment of the principal is linked to catastrophic events. This includes securities where the repayment is linked to the occurrence and/or size of, for example, one or more hurricanes or earthquakes, or other industry losses associated with these catastrophic events.

Cede; cedant; ceding company	When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company.”

Claim	Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for losses incurred from an insured peril or event.

Claims made contracts	Contracts that cover claims for losses occurring during a specified period that are reported during the term of the contract.

Claims and claim expense ratio, net	The ratio of net claims and claim expenses to net premiums earned determined in accordance with either statutory accounting principles or GAAP.

Claim reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, additional case reserves and “IBNR” reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio	The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Crop insurance	Lines of insurance that provide coverage for risks including multi-peril crop, crop hail and other named peril agriculture risk management products.

Crop year	The annual period from July 1 of any year through June 30 of the following year and identified by reference to the year containing June.

Decadal	Refers to events occurring over a 10-year period, such as an oscillation whose period is roughly 10 years.

Deemed inuring reinsurance	A designation of other reinsurances which are first applied pursuant to the terms of the reinsurance agreement to reduce the loss subject to a particular reinsurance agreement. If the other reinsurances are to be disregarded as respects loss to that particular agreement, they are said to inure only to the benefit of the reinsured.

Excess and surplus lines reinsurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often substandard as respects adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

Excess of loss	Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention.” Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

Exclusions	Those risk, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Frequency	The number of claims occurring during a given coverage period.

Funds at Lloyd’s	Funds of an approved form that are lodged and held in trust at Lloyd’s as security for a member’s underwriting activities. They comprise the members’ deposit, personal reserve fund and special reserve fund and may be drawn down in the event that the member’s syndicate level premium trust funds are insufficient to cover his liabilities. The amount of the deposit is related to the member’s premium income limit and also the nature of the underwriting account.

Generally Accepted Accounting Principles in the United States	Also referred to as GAAP. Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (“IBNR”)	Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Insurance-linked securities	Financial instruments whose values are driven by (re)insurance loss events. For the Company, insurance-linked securities are generally linked to property losses due to natural catastrophes.

International Financial Reporting Standards	Also referred to as IFRS. Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g. fire, allied lines, homeowners and surety, among others.

Lloyd’s	Depending on the context this term may refer to (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates (i.e. Lloyd’s is not an insurance company) (b) the underwriting room in the Lloyd’s Building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members. In this sense Lloyd’s should be understood as a market place; or (c) the Corporation of Lloyd’s which regulates and provides support services to the Lloyd’s market.

Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependent on the terms of the policy.

Loss ratio	Net claims incurred expressed as a percentage of net earned premiums.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Managing agent	An underwriting agent which has permission from Lloyd’s to manage a syndicate and carry on underwriting and other functions for a member.

Net claims and claim expenses	The expenses of settling claims, net of recoveries, including legal and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses or loss adjustment expenses) plus losses incurred with respect to net claims.

Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.

Non-proportional reinsurance	See “Excess of loss.”

Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term “hazard” is more frequently used.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Property per risk	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

Proportional reinsurance	A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro-rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor. See also “Quota Share Reinsurance”.

Quota share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each insurance policy being reinsured and shares all premiums and losses according with the reinsured. See also “Proportional Reinsurance”.

Reinstatement premium	The premium charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence.

Reinsurance	An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Reinsurance to Close	Also referred to as a RITC, it is a contract to transfer the responsibility for discharging all the liabilities that attach to one year of account of a syndicate into a later year of account of the same or different syndicate in return for a premium.

Retention	The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocessional reinsurance; Retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.

Risks attaching contracts	Contracts that cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract.

Solvency II	A modernized set of regulatory requirements for (re)insurance firms that operate in the European Union, currently expected to be in force for 2012.

Specialty lines	Lines of insurance and reinsurance that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.

Statutory accounting principles	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by Bermuda, U.S. state insurance regulatory authorities including the NAIC and/or in accordance with Lloyd’s specific principles, all of which generally reflect a liquidating, rather than going concern, concept of accounting.

Stop loss	A form of reinsurance under which the reinsurer pays some or all of a cedant’s aggregate retained losses in excess of a predetermined dollar amount or in excess of a percentage of premium.

Submission	An unprocessed application for (i) insurance coverage forwarded to a primary insurer by a prospective policyholder or by a broker on behalf of such prospective policyholder, (ii) reinsurance coverage forwarded to a reinsurer by a prospective ceding insurer or by a broker or intermediary on behalf of such prospective ceding insurer or (iii) retrocessional coverage forwarded to a retrocessionaire by a prospective ceding reinsurer or by a broker or intermediary on behalf of such prospective ceding reinsurer.

Syndicate	A member or group of members underwriting (re)insurance business at Lloyd’s through the agency of a managing agent or substitute agent to which a syndicate number is assigned.

Treaty	A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting capacity	The maximum amount that an insurance company can underwrite. The limit is generally determined by a company’s retained earnings and investment capital. Reinsurance serves to increase a company’s underwriting capacity by reducing its exposure from particular risks.

Underwriting expense ratio	The ratio of the sum of the acquisition expenses and operational expenses to net premiums earned, determined in accordance with GAAP.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premium	The portion of premiums written representing the unexpired portions of the policies or contracts that the insurer or reinsurer has on its books as of a certain date.

ITEM 2.    PROPERTIES

We lease office space in Bermuda, which houses our executive offices and operations for both our Reinsurance and Individual Risk segments. In addition, our Individual Risk segment and other U.S. based subsidiaries lease office space in a number of U.S. states. Both our Reinsurance and Individual Risk segments also lease office space in Dublin, Ireland and London, U.K. While we believe that for the foreseeable future our current office space is sufficient for us to conduct our operations, it is likely that we will expand into additional facilities and perhaps new locations to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares began publicly trading on June 27, 1995 on the New York Stock Exchange under the symbol “RNR.” The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading:

	Price Range of Common Shares
Period	High	Low
2009
First Quarter	$52.24	$39.37
Second Quarter	52.65	43.10
Third Quarter	56.17	45.60
Fourth Quarter	57.37	50.46

2008
First Quarter	$60.34	$49.54
Second Quarter	55.40	44.59
Third Quarter	56.95	43.92
Fourth Quarter	52.25	31.50

On February 10, 2010, the last reported sale price for our common shares was $51.74 per share. At February 10, 2010, there were 253 holders of record of our common shares.

PERFORMANCE GRAPH

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the S&P 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P/C”), for the five-year period commencing January 1, 2005 and ending December 31, 2009, assuming $100 was invested on January 1, 2005. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2005 through December 31, 2009. As depicted in the graph below, during this period, the cumulative return was (1) 11.4% on our common shares; (2) 2.1% for the S&P 500; and (3) negative 10.6% for the S&P P/C.

DIVIDEND POLICY

Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the fourteen years since our initial public offering. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.24 per share during 2009 with dividend record dates of March 13, June 15, September 15 and December 15, 2009. The Board of Directors declared regular quarterly dividends of $0.23 per share during 2008 with dividend record dates of March 14, June 13, September 15 and December 15, 2008. On February 17, 2010, the Board of Directors approved an increased dividend of $0.25 per common share, payable on March 31, 2010, to shareholders of record on March 15, 2010. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 17, 2010, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended December 31, 2009, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$382.4
October 1 – 31, 2009	22,194	$56.78	22,194	$56.78	—	$—	—
November 1 – 30, 2009	640,006	$53.63	8,506	$53.24	631,500	$53.64	(33.9)
December 1 – 31, 2009	320,696	$53.38	796	$53.97	319,900	$53.38	(17.1)

Total	982,896	$53.62	31,496	$55.75	951,400	$53.55	$331.4 (1)

(1)	Dollar amount still available under repurchase program at December 31, 2009 does not reflect the increased authorization noted above.

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. See “Note 14. Shareholders’ Equity in our Notes to Consolidated Financial Statements” for additional information regarding our stock repurchase program.

Subsequent to December 31, 2009 and through February 17, 2010, the Company repurchased 1.9 million of its common shares at an aggregate cost of $101.5 million at an average share price of $53.78. As a result of the new authorization noted above, as of February 17, 2010, a total of $500.0 million was available for repurchase under the Company’s share repurchase program.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2009. This historical financial information was prepared in accordance with GAAP. The consolidated statement of operations data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and the balance sheet data at December 31, 2009, 2008, 2007, 2006 and 2005 were derived from our consolidated financial statements. You should read the selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,	2009	2008	2007	2006	2005
(in thousands, except share and per share data and percentages)

Statement of Operations Data:
Gross premiums written	$1,728,932	$1,736,028	$1,809,637	$1,943,647	$1,809,128
Net premiums written	1,206,397	1,353,620	1,435,335	1,529,620	1,543,287
Net premiums earned	1,273,816	1,386,824	1,424,369	1,529,777	1,402,709
Net investment income	323,981	24,231	402,463	318,106	217,252
Net realized and unrealized gains on fixed maturity investments	93,162	10,700	26,806	11,937	26,247
Net other-than-temporary impairments	(22,481)	(217,014)	(25,513)	(46,401)	(33,209)
Net claims and claim expenses incurred	197,287	760,489	479,274	446,230	1,635,656
Acquisition expenses	189,775	213,553	254,930	280,697	237,594
Operational expenses	189,686	122,165	110,464	109,586	85,838
Underwriting income (loss)	697,068	290,617	579,701	693,264	(556,379)
Income (loss) before taxes	1,061,753	84,721	758,400	942,204	(403,212)
Net income (loss)	1,052,659	84,153	776,832	941,269	(403,212)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	838,858	(13,280)	569,575	761,635	(281,413)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	13.40	(0.21)	7.93	10.57	(3.99)
Dividends per common share	0.96	0.92	0.88	0.84	0.80
Weighted average common shares outstanding – diluted	61,210	63,411	71,825	72,073	70,592
Return on average common equity	30.2%	(0.5%)	20.9%	36.3%	(13.6%)
Combined ratio	45.3%	79.0%	59.3%	54.7%	139.7%

At December 31,	2009	2008	2007	2006	2005

Balance Sheet Data:
Total investments	$6,253,411	$6,042,582	$6,634,348	$6,342,805	$5,291,153
Total assets	7,801,041	7,984,051	8,286,355	7,769,026	6,871,261
Reserve for claims and claim expenses	1,702,006	2,160,612	2,028,496	2,098,155	2,614,551
Reserve for unearned premiums	446,649	510,235	563,336	578,424	501,744
Debt	300,000	450,000	451,951	450,000	500,000
Capital leases	26,014	26,292	2,533	2,742	2,931
Subordinated obligation to capital trust	—	—	—	103,093	103,093
Preferred shares	650,000	650,000	650,000	800,000	500,000
Total shareholders’ equity attributable to common shareholders	3,190,786	2,382,743	2,827,503	2,480,497	1,753,840
Total shareholders’ equity	3,840,786	3,032,743	3,477,503	3,280,497	2,253,840
Common shares outstanding	61,745	61,503	68,920	72,140	71,523

Book value per common share	$51.68	$38.74	$41.03	$34.38	$24.52
Accumulated dividends	8.88	7.92	7.00	6.12	5.28

Book value per common share plus accumulated dividends	$60.56	$46.66	$48.03	$40.50	$29.80

Change in book value per common share plus change in accumulated dividends	35.9%	(3.3%)	21.9%	43.6%	(16.1%)

Years ended December 31,	2009	2008	2007	2006	2005
(in thousands, except ratios)

Segment Information:

Reinsurance
Gross premiums written (1)	$1,210,795	$1,154,391	$1,290,420	$1,321,163	$1,202,975
Net premiums written	839,023	871,893	1,024,493	1,039,103	1,024,010
Underwriting income (loss)	719,188	281,625	528,659	636,236	(461,540)
Net claims and claim expense ratio – calendar year	(10.3%)	48.5%	25.2%	15.2%	132.2%
Underwriting expense ratio	25.7%	20.5%	19.6%	19.3%	16.5%

Combined ratio	15.4%	69.0%	44.8%	34.5%	148.7%

Individual Risk
Gross premiums written	$530,787	$587,309	$556,594	$689,392	$651,430
Net premiums written	367,374	481,727	410,842	490,517	519,277
Underwriting (loss) income	(22,120)	8,992	51,042	57,028	(94,839)
Net claims and claim expense ratio – calendar year	67.2%	67.0%	51.0%	53.5%	84.1%
Underwriting expense ratio	38.0%	31.1%	38.1%	36.3%	36.7%

Combined ratio	105.2%	98.1%	89.1%	89.8%	120.8%

Total
Gross premiums written	$1,728,932	$1,736,028	$1,809,637	$1,943,647	$1,809,128
Net premiums written	1,206,397	1,353,620	1,435,335	1,529,620	1,543,287
Underwriting income (loss)	697,068	290,617	579,701	693,264	(556,379)
Net claims and claim expense ratio – calendar year	15.5%	54.8%	33.6%	29.2%	116.6%
Underwriting expense ratio	29.8%	24.2%	25.7%	25.5%	23.1%

Combined ratio	45.3%	79.0%	59.3%	54.7%	139.7%

(1)	Includes $12.7 million, $5.7 million, $37.4 million, $66.9 million and $45.3 million of premium assumed from our Individual Risk segment in the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2009, compared with the years ended December 31, 2008 and 2007. The following also includes a discussion of our liquidity and capital resources at December 31, 2009. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

OVERVIEW

RenaissanceRe, established in Bermuda in 1993 to write principally property catastrophe reinsurance, is today a leading global provider of reinsurance and insurance coverages and related services. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive solutions, and keeping our promises. We accomplish this by leveraging our core capabilities of risk assessment and information management, and by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets. Overall, our strategy focuses on superior risk selection, marketing, capital management and joint ventures. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure over time.

Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures that we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter or from year-to-year, based on the level of insured catastrophic losses occurring around the world.

Our revenues are principally derived from three sources: 1) net premiums earned from the reinsurance and insurance policies we sell; 2) net investment income and realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and 3) other income received from our joint ventures, advisory services, weather and energy risk management operations and various other items.

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) redeemable noncontrolling interest – DaVinciRe, which represents the interest of third parties with respect to the net income (loss) of DaVinciRe; and 6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. We currently expect our growth outside of Bermuda to result in a higher effective tax rate in future periods.

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

We currently conduct our business through two reportable segments, Reinsurance and Individual Risk. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, political risk, trade credit, medical malpractice, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Through our ventures unit, we pursue joint ventures and other strategic relationships. Our four principal business activities in this area are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re and DaVinci; 2) strategic investments in other market participants, such as our investments in Platinum, Essent and the Tower Hill Companies, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; 3) weather and energy risk management operations primarily through Renaissance Trading and REAL; and 4) fee-based consulting services, research and development and loss and mitigation activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci, Tim Re II and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of our investments in other ventures, accounted for under the equity method and our weather and energy risk management operations are included in the “Other” category of our segment results.

Individual Risk

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts currently include insurance contracts and quota share reinsurance with respect to risks including: 1) crop insurance, which includes multi-peril crop insurance, crop hail and other named peril agriculture risk management products; 2) commercial property, which principally includes catastrophe-exposed commercial property products; 3) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

Our Individual Risk business is primarily produced through four distribution channels: 1) wholly owned program managers – where we write primary insurance through our own subsidiaries; 2) third party program managers – where we write primary insurance through third party program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 3) quota share reinsurance – where we write quota share reinsurance with primary insurers who, similar to our third party program managers, provide most of the back-office and support functions; and 4) brokers and agents – where we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

Our Individual Risk business is principally written through Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyd’s, which write on an admitted basis. Since the inception of our Individual Risk business, we have substantially relied on third parties for services including the generation of premium, the issuance of policies and the processing of claims, though as previously disclosed, we have internalized an increasing amount of these services over the past two years. We principally oversee our third party partners through a program operations team at RenRe North America Inc., which conducts initial due diligence as well as ongoing monitoring.

Establishment of Syndicate 1458 and Acquisition of Spectrum

In May 2009, we established Syndicate 1458, a Lloyd’s syndicate, to start writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe CCL, an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458.

On June 4, 2009, we entered into a definitive agreement granting us an option to purchase all of the outstanding shares of Spectrum Partners, the parent company and sole owner of Spectrum, now known as RSML, and Spectrum Insurance Services Ltd. On November 2, 2009, the Company acquired 100% of the outstanding and issued common shares of Spectrum Partners. Prior to acquiring the outstanding and issued common shares of Spectrum Partners, the Company had contracted with Spectrum to be the managing agent of Syndicate 1458. Spectrum Partners is based in London, U.K., and prior to the Company’s acquisition, was an independent Lloyd’s managing agency that provided the requisite services mandated for entrants into the Lloyd’s market. One of the requirements to enter the Lloyd’s market and establish an underwriting syndicate is to obtain the services of a managing agent. Generally, new entrants either solicit the services of a managing agency, such as Spectrum, or acquire an existing managing agent.

The results of Syndicate 1458 and Spectrum were not significant to our overall consolidated results of operations and financial position for 2009.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2009 and 2008:

At December 31, 2009	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Property catastrophe reinsurance	$165,153	$148,252	$258,451	$571,856
Specialty reinsurance	119,674	101,612	382,818	604,104

Total Reinsurance	284,827	249,864	641,269	1,175,960
Individual Risk	189,389	3,658	332,999	526,046

Total	$474,216	$253,522	$974,268	$1,702,006

At December 31, 2008
(in thousands)

Property catastrophe reinsurance	$312,944	$297,279	$250,946	$861,169
Specialty reinsurance	113,953	135,345	387,352	636,650

Total Reinsurance	426,897	432,624	638,298	1,497,819
Individual Risk	253,327	14,591	394,875	662,793

Total	$680,224	$447,215	$1,033,173	$2,160,612

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the years ended December 31, 2009, 2008 and 2007, changes to prior year estimated claims reserves increased our net income by $244.5 million, $234.8 million and $233.2 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

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

We recorded $586.3 million of gross claims and claim expenses incurred in the third quarter of 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in the third quarter of 2008. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and relatively recent occurrence of these events, as well as the large storms of 2005, including hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events and Katrina may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events and Katrina, will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

Our property catastrophe reinsurance business is generally characterized by loss events of low frequency and high severity. Initial reporting of paid and incurred claims in general, tends to be relatively prompt. We consider this business “short-tail” as compared to the reporting of claims for “long-tail” products, which tends to be slower. However, the timing of claims payment and reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary insurance companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes, earthquakes or terrorism); the geographic area involved; post-event inflation which may cause the cost to repair damaged property to increase significantly from current estimates, or for property claims to remain open for a longer period of time, due to limitations on the supply of building materials, labor and other resources; complex policy coverage and other legal issues; and the quality of each client’s claims management and reserving practices. Management’s judgments regarding these factors are reflected in our claims reserve estimates.

Reserving for most of our property catastrophe reinsurance business does not involve the use of traditional actuarial techniques. Rather, claims and claim expense reserves are estimated by management after a catastrophe occurs by completing an in-depth analysis of the individual contracts which may potentially be impacted by the catastrophic event. The in-depth analysis generally involves: 1) estimating the size of insured industry losses from the catastrophic event; 2) reviewing our portfolio of reinsurance contracts to identify those contracts which are exposed to the catastrophic event; 3) reviewing information reported by customers and brokers; 4) discussing the event with our customers and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the catastrophic event on a contract-by-contract basis and in aggregate for the event. Once an event has occurred, during the then current reporting period we record our best estimate of the ultimate expected cost to settle all claims arising from the event. Our estimate of claims and claim expense reserves is then determined by deducting cumulative paid losses from our estimate of the ultimate expected loss for an event and our estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from our estimate of the ultimate expected loss for an event. Once we receive a notice of loss or payment request under a catastrophe reinsurance contract, we are generally able to process and pay such claims promptly.

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

For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period than we do for large events. This includes reviewing Catastrophe Bulletins published by Property Claim Services for U.S. catastrophes. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although we generally make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system. Approximately one year from the date of loss for these small events, we estimate IBNR for these events by using an actuarial technique. The actuarial technique is to use a paid Bornhuetter-Ferguson actuarial technique in estimating IBNR. The paid Bornhuetter-Ferguson actuarial technique loss development factors are selected based on a review of our historical experience and these factors are reviewed at least annually. There were no changes to the paid loss development factors over the last three years.

In general, our property catastrophe reinsurance reserves for our more recent reinsured catastrophic events are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, uncertainty due to complex legal and coverage issues that can arise out of large or complex catastrophic events such as the events of September 11, 2001 and hurricane Katrina, and uncertainty as to the magnitude of claims incurred by our customers. As our property catastrophe reinsurance claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As seen in the Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis table below, 67.3% of our inception to date claims and claim expenses in our property catastrophe reinsurance unit were incurred in the 2004, 2005 and 2008 accident years, due principally to the losses from hurricanes Charley, Frances, Ivan, Jeanne, Katrina, Rita, Wilma, Gustav and Ike. Due to the size and complexity of the losses in these accident years, there still remains considerable uncertainty as to the ultimate settlement costs associated with these accident years.

In 2009, we reviewed our processes and methodology for estimating the ultimate expected cost to settle all claims arising from certain mature large U.S. hurricanes. During this process, we evaluated several actuarial methodologies including using paid loss development factors, reported loss development factors and ratios of IBNR to case reserves. In this review, among other things, we looked at our historical claims experience on these mature large U.S. hurricanes, the number of claims associated with these mature large U.S. hurricanes and available industry claims information on the same or similar events. We determined that the use of the reported loss development factor methodology for these mature large U.S. hurricanes would provide us with the best estimate of ultimate losses in respect of these events. Currently, we believe this approach is only applicable for the 2004 and 2005 large hurricanes as we believe that (i) these events have a large enough number of reported claims to be statistically sound, (ii) these events have available industry reported claims information to supplement our own historical reported loss information, and (iii) a sufficient amount of time has passed from the date of loss that the use of an actuarial method could assist in estimating the ultimate costs. We implemented this actuarial methodology in the fourth quarter of 2009 with respect to our 2004 and 2005 hurricane losses. In the future, we expect to evaluate applying this methodology to other mature large U.S. hurricanes as we deem appropriate. In implementing this actuarial technique, we adjusted our ultimate losses at December 31, 2009 on the 2004 hurricanes from 96.6% reported to 98.1% reported and from 93.6% reported to 95.8% reported for the 2005 hurricanes. The impact of these changes within our property catastrophe reinsurance unit was a decrease in ultimate losses on the 2004 hurricanes by $12.3 million and by $28.1 million for our 2005 hurricane losses. The net positive impact to our financial results was $26.9 million after considering offsetting changes in reinsurance recoveries, reinstatement premiums, profit commissions and redeemable noncontrolling interest – DaVinciRe.

Within our property catastrophe reinsurance business, we seek to review our claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist us in developing a best estimate. This process is judgmental in that it involves reviewing changes in paid and reported losses each period and adjusting our estimates of the ultimate expected losses for each event if there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the years ended December 31, 2009, 2008 and 2007, changes to our prior year estimated claims reserves in our property catastrophe reinsurance unit increased our net income by

$184.4 million, $131.6 million and $93.1 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

The favorable development within our property catastrophe reinsurance unit of $184.4 million in 2009 was principally attributable to a reduction in ultimate net losses associated with the 2008 hurricanes, Gustav and Ike ($44.7 million); the 2005 hurricanes, Katrina, Rita and Wilma ($25.5 million); the 2007 European windstorm Kyrill ($16.7 million); the 2007 California wildfires ($14.1 million); the 2007 flooding in the U.K. ($14.6 million); and the 2004 hurricanes, Charley, Frances, Ivan and Jeanne ($11.3 million), due to better than expected reported claims activity, and with respect to the 2004 and 2005 hurricanes, the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events, as discussed in more detail above. The remaining favorable development within our property catastrophe reinsurance unit was due to a reduction of ultimate net losses on a variety of smaller catastrophes such as hail storms, winter freezes, floods, fires, tornadoes which occurred during the 2006 through 2008 accident years.

Our favorable development on prior years estimated ultimate claim reserves in our property catastrophe reinsurance unit of $131.6 million in 2008 was principally as a result of a comprehensive review of the Company’s expected ultimate net losses associated with the 2005 hurricanes, Katrina, Rita and Wilma, which resulted in an $82.7 million decrease in net losses from these events. The comprehensive review of the 2005 hurricanes included a case-by-case review of the claims for our largest outstanding additional case reserves by cedant for each hurricane, reviewing updated information received from customers, brokers and other industry sources regarding these claims, reviewing industry paid and reported loss development patterns for hurricanes Katrina, Rita and Wilma and comparing these statistics to our paid and reported loss development patterns for these events, and reviewing our historical experience for previous large catastrophes, including the 2004 hurricanes. Based on the work completed, we determined to reduce our current best estimate of the ultimate net losses arising from these events by $82.7 million. The $82.7 million decrease in ultimate net losses was comprised of a $58.6 million decrease in additional case reserves and a $28.3 million decrease in IBNR and partially offset by a corresponding $4.2 million decrease in losses recoverable. We did not change our reserving methodology in 2008 as a result of this review.

Actual Results vs. Initial Estimates

The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our property catastrophe reinsurance unit. As discussed above, the key assumption in estimating reserves for our property catastrophe reinsurance unit is our estimate of ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2007, 2008 and 2009, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2009 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2009 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries. It also does not consider the impact of loss related premium or redeemable noncontrolling interest – DaVinciRe.

Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages) Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves as of December 31, 2009	% of Claims and Claim Expenses Unpaid as of December 31, 2009
		2007	2008	2009
1994	$100,816	$137,491	$137,396	$138,107	$(37,291)	(37.0%)	$1,473	1.1%
1995	72,561	64,234	64,086	61,393	11,168	15.4%	105	0.2%
1996	67,671	45,868	45,855	45,213	22,458	33.2%	23	0.1%
1997	43,050	7,200	7,203	9,046	34,004	79.0%	10	0.1%
1998	129,171	154,797	154,701	154,670	(25,499)	(19.7%)	3,365	2.2%
1999	267,981	209,540	207,884	208,367	59,614	22.2%	10,246	4.9%
2000	54,600	19,118	18,793	17,716	36,884	67.6%	251	1.4%
2001	257,285	225,486	220,220	219,875	37,410	14.5%	25,778	11.7%
2002	155,573	74,589	73,353	71,534	84,039	54.0%	7,080	9.9%
2003	126,312	77,042	76,736	75,958	50,354	39.9%	8,629	11.4%
2004	762,392	851,586	846,652	830,453	(68,061)	(8.9%)	23,197	2.8%
2005	1,473,974	1,461,140	1,380,484	1,348,146	125,828	8.5%	120,798	9.0%
2006	121,754	77,093	63,153	61,387	60,367	49.6%	4,682	7.6%
2007	245,892	245,892	210,447	151,956	93,936	38.2%	57,577	37.9%
2008	599,481	—	599,481	506,721	92,760	15.5%	240,507	47.5%
2009	90,800	—	—	90,800	—	—	68,135	75.0%

	$4,569,313	$3,651,076	$4,106,444	$3,991,342	$577,971	12.9%	$571,856	14.3%

As quantified in the table above, since the inception of the Company in 1993, while we have experienced adverse development from time to time, on a cumulative basis we have experienced $578.0 million of favorable development on the run-off of our gross reserves within our property catastrophe reinsurance unit. This represents 12.9% of our initial estimated gross claims and claim expenses for accident years 2008 and prior of $4.5 billion and is calculated based on our estimates of claims and claim expense reserves as of December 31, 2009, compared to our initial estimates of ultimate claims and claim expenses, as of the end of each accident year. As described above, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe excess of loss reinsurance contracts, we have experienced development, both favorable and unfavorable, in any given accident year in amounts that exceed our inception to date percentage of 12.9%. For example, our 2000 accident year developed favorably by $36.9 million, which is 67.6% better than our initial estimates of claims and claim expenses for the 2000 accident year as estimated as of December 31, 2000, while our 1994 accident year developed unfavorably by $37.3 million, or 37.0%. On a net basis our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, and redeemable noncontrolling interest for changes in claims and claim expenses that impact DaVinciRe, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.

The percentage of claims unpaid at December 31, 2009 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. As seen above, claims and claim expenses for the 2004 accident year have to date been paid quickly compared to prior accident years. This is due to the fact that hurricanes Charley, Frances, Ivan and Jeanne which occurred in 2004 have been relatively rapid claims paying events. This is driven in part by the mix of our business in Florida, which primarily includes property catastrophe excess of loss reinsurance for personal lines property coverage, rather than commercial property coverage or retrocessional coverage, and the speed of the settlement and payment of claims by our underlying cedants. In contrast, our 2001 accident year, which includes losses from the events of September 11, 2001, and our 2005 accident year, which includes significant losses from hurricane Katrina, includes a higher mix of commercial business and retrocessional coverage where the underlying claims of our cedants tend to be settled and paid more slowly. In addition, claims from our underlying cedants for the 2001 and 2005 accident years are subject to more complex coverage and legal matters due to the complexity of the catastrophic events taking place in those years.

Sensitivity Analysis

The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2009 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events within our property catastrophe reinsurance business unit. The reasonably likely changes are based on an historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses as of December 31, 2009	$ Impact of Change in Ultimate Claims and Claim Expenses as of December 31, 2009	% Impact of Change in Ultimate Claims and Claim Expenses as of December 31, 2009	% Impact of Change on Net Income for the Year Ended December 31, 2009	% Impact of Change on Shareholders' Equity as of December 31, 2009
Higher	$4,221,035	$229,693	5.8%	(21.8%)	(6.0%)
Recorded	3,991,342	—	—	—	—
Lower	$3,761,651	$(229,691)	(5.8%)	21.8%	6.0%

We believe the changes we made to our estimated ultimate claims and claim expenses represent reasonably likely outcomes based on our experience to date and our future expectations. While we believe these are reasonably likely outcomes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, the sensitivity analysis only reflects reasonably likely changes in our underlying assumptions. It is possible that our estimated ultimate claims and claim expenses could be significantly higher or lower than the sensitivity analysis described above. For example, we could be liable for events for which we have not estimated claims and claim expenses or for exposures we do not currently believe are covered under our policies. These changes could result in significantly larger changes to our estimated ultimate claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.

Specialty Reinsurance

Within our specialty reinsurance business unit we write a number of reinsurance lines such as catastrophe exposed workers’ compensation, surety, terrorism, political risk, trade credit, medical malpractice, catastrophe exposed personal lines property, casualty clash, property per risk, catastrophe exposed personal lines property and other specialty lines of reinsurance, which we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide some proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis. We expanded our specialty reinsurance business in 2002 and have increased our presence in the specialty reinsurance market since that time.

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

Our processes and methodologies in respect of loss estimation for the coverages we offer through our specialty reinsurance operation differ from those used for our property catastrophe-oriented coverages. For example, our specialty reinsurance coverages are more likely to be impacted by factors such as long-term inflation and changes in the social and legal environment, which we believe gives rise to greater uncertainty in our claims reserves. Moreover, in reserving for our specialty reinsurance coverages we do not have the benefit of a significant amount of our own historical experience in certain of these lines. We believe this makes our specialty reinsurance reserving subject to greater uncertainty than our property catastrophe reinsurance unit.

When initially developing our reserving techniques for our specialty reinsurance coverages, we considered estimating reserves utilizing several actuarial techniques such as paid and reported loss development methods. We elected to use the Bornhuetter-Ferguson actuarial technique because this method is appropriate for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that losses are not paid or reported, and it assumes that past experience is not fully representative of the future. As the Company’s reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. We reevaluate our actuarial reserving techniques on a periodic basis.

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

Within our specialty reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Typically, our quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing our overall experience by underwriting year and in the aggregate. We monitor our expected ultimate claims and claim expense ratios and expected loss reporting assumptions on a quarterly basis and compare them to our actual experience. These actuarial assumptions are generally reviewed annually, based on input from our actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage we provide, changes in industry standards, as well as our actual experience, to the extent we have enough data to rely on our own experience. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the years ended December 31, 2009, 2008 and 2007, changes to our prior year estimated claims reserves in our specialty reinsurance unit increased our net income by $65.1 million, $56.5 million and $101.3 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

The favorable development within our specialty reinsurance unit of $65.1 million in 2009 was principally attributable to lower than expected claims emergence on the 2005 through 2008 underwriting years of $87.6 million which was driven by the application of our formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves, as well as $10.0 million due to a reduction on one claim on a contract related to the 2005 hurricanes, and partially offset by a $32.5 million increase in our estimated ultimate net losses on the 2008 Madoff matter.

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

Actual vs. Initial Estimated Specialty Reinsurance Claims and Claim Expense Reserve Analysis—Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate as of
		December 31, 2007	December 31, 2008	December 31, 2009
2002	77.2%	24.4%	24.7%	22.4%
2003	76.8%	28.5%	30.3%	29.8%
2004	78.2%	49.8%	46.1%	41.1%
2005	78.2%	49.3%	42.4%	38.7%
2006	76.6%	59.5%	55.1%	47.9%
2007	62.9%	91.9%	73.9%	64.7%
2008	57.9%	—	89.4%	97.5%
2009	68.6%	—	—	57.4%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our specialty reinsurance unit as of the end of each calendar year. Until 2007, our initial estimated ultimate remained relatively constant between 76.6% in 2006 and 78.2% in 2004 and 2005. This reflects the fact that management had not made significant changes to its initial estimates of expected ultimate claims and claim expense ratios from one underwriting year to the next. The principal reason for the modest changes from one underwriting year to the next is that the mix of business has changed. For example, the mix of business for the 2007, 2008 and 2009 underwriting years have a lower initial expected ultimate claims and claim expense ratio than in prior years as it is more heavily weighted to business that is expected to produce a lower level of losses. The decrease in the initial estimated ultimate claims and claim expense ratio from 2006 to 2007 also reflects assumption changes made for certain classes of business where our experience, and the industry experience in general, has been better than expected and, as a result, we decreased our initial estimated ultimate claims and claim expense ratio for these classes of business. The increase in the initial estimated ultimate claims and claim expense ratio for 2009, compared to 2008, is principally due to a shift in the mix of business to higher expected loss ratio business as our modeled expected loss ratio assumptions did not change.

As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios have decreased significantly from the initial estimates for the 2002 through 2005 underwriting years. This was principally due to our 2005 reserve review. During our 2005 reserve review, we further segmented the specialty business with the aim of grouping risks into more homogeneous categories which respond to the evolution of actual exposures. This became possible as the volume of this business increased over the three preceding years. This further segmentation required the selection of loss reporting patterns to be applied to these new groups. We also updated our assumptions for our original loss reporting patterns based on a combination of new industry information and actual experience accumulated over the three preceding years. The assumptions for the new loss reporting patterns were applied to all prior underwriting years. In addition, we made explicit allowances for commuted contracts whereas previously these were considered in the overall reserving assumptions. We also reviewed substantially all of our case reserves and additional case reserves. The result of the foregoing was a decrease in our specialty reinsurance re-estimated ultimate claims and claim expense reserves in 2005. Subsequent to this reserve review, the results of our specialty book of business have been mixed. The 2006 underwriting year includes favorable development as actual paid and reported losses during 2006 have been less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this year. However, the 2008 and 2007 underwriting years have performed worse than expected and our current estimates are higher than our initial estimates. This is due in part to the losses in our casualty clash line of business in 2008 and 2007, associated with exposure to the deterioration of the credit and capital markets in 2008 as well as the Madoff matter discovered in the fourth quarter of 2008 and with sub-prime exposure in 2007. As noted above, our specialty reinsurance business is characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long-term trends or industry standards may imply.

As noted above, some of our specialty reinsurance contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the events which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2003 to 2008 impacting our specialty unit principally include hurricanes Katrina, Rita and Wilma, which occurred in 2005. Our estimate of ultimate net claims and claim expenses from hurricanes Katrina, Rita and Wilma, within our specialty reinsurance unit, net of reinsurance recoveries and assumed and ceded loss related premium, totaled $98.8 million, $77.1 million, $73.1 million, $73.1 million and $63.1 million at December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Sensitivity Analysis

The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2009 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2009 claims and claim expense reserves within our specialty reinsurance business unit. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Specialty Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages) Estimated Ultimate Claims and Claim Expense Ratio	Estimated Loss Reporting Pattern	$ Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2009	% Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2009	% Impact of Change in Net Income for the Year Ended December 31, 2009	% Impact of Change in Shareholders' Equity as of December 31, 2009
Increase expected claims and claim expense ratio by 25%	Slower reporting	$204,791	33.9%	(19.5%)	(5.3%)
Increase expected claims and claim expense ratio by 25%	Expected reporting	95,705	15.8%	(9.1%)	(2.5%)
Increase expected claims and claim expense ratio by 25%	Faster reporting	2,533	0.4%	(0.2%)	(0.1%)
Expected claims and claim expense ratio	Slower reporting	87,269	14.4%	(8.3%)	(2.3%)
Expected claims and claim expense ratio	Expected reporting	—	—	—	—
Expected claims and claim expense ratio	Faster reporting	(74,537)	(12.3%)	7.1%	1.9%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(30,252)	(5.0%)	2.9%	0.8%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(95,705)	(15.8%)	9.1%	2.5%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(151,607)	(25.1%)	14.4%	3.9%

We believe that ultimate claims and claim expense ratios 25.0% above or below our estimated assumptions constitute reasonably likely outcomes based on our experience to date and our future expectations. In addition, we believe that the adjustments that we made to speed up or slow down our estimated loss reporting patterns are reasonably likely changes. While we believe these are reasonably likely changes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, we caution the reader that the above sensitivity analysis only reflects reasonably likely changes. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events which we have not estimated reserves for or for exposures we do not currently think are covered under our contracts. These changes could result in significantly larger changes to reserves for claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.

Individual Risk Segment

We define our Individual Risk segment to include underwriting that involves understanding the characteristics of the underlying insurance policy. Our principal contracts currently include insurance policies and quota share reinsurance with respect to risks including: 1) crop insurance, which includes multi-peril crop insurance, crop hail and other named peril agriculture risk management products; 2) commercial property, which principally includes catastrophe-exposed commercial property products; 3) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

We use the Bornhuetter-Ferguson actuarial technique to estimate claims and claim expenses within our Individual Risk segment for our property and casualty business. The comments discussed above relating to our reserving techniques and processes for our specialty reinsurance unit also apply to our Individual Risk segment. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our property catastrophe reinsurance unit including, starting in 2009, the use of reported loss development factors for the 2004 and 2005 large hurricanes, as described in more detail above. In addition, for our crop insurance business we estimate our claims and claim expenses using an expected loss ratio method. Our expected loss ratio is developed based on our current best estimate of the ultimate costs to settle all claims arising out of the risks we have covered under these policies and takes into consideration our historical experience, historical industry experience, current and estimated future commodity prices, as well as events which have occurred which are estimated to impact future crop yields such as droughts, hail, windstorms and flooding. Reserving for our crop insurance business is generally much more uncertain in the first few quarters after the issuance of a policy due to the difficulty in estimating the aforementioned variables, but since principally all claims have historically been settled within fifteen months of the issuance of a policy this uncertainty is generally resolved in a relatively short period of time compared to other insurance lines of business.

During the years ended December 31, 2009, 2008 and 2007, changes to our prior year estimated claims reserves in our Individual Risk unit decreased our net income by $5.0 million, increased our net income by $46.7 million and increased our net income by $38.8 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions and income tax expense.

The adverse development within our Individual Risk segment of $5.0 million in 2009 was principally driven by $26.9 million of adverse development in our crop insurance business primarily due to an increase in the severity of reported loss activity in 2009 on the 2008 crop year. This more than offset a $2.4 million reduction in ultimate net losses on the 2004 and 2005 hurricanes principally due to the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events, as discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves, Individual Risk”, $2.1 million of favorable development due to changes in actuarial assumptions and $17.4 million of favorable development principally driven by the application of our formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

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

Actual vs. Initial Estimated Individual Risk Segment Claims and Claim Expense Reserve Analysis—Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Expected Ultimate Claims and Claim Expense Ratio
	Initial Estimate	Re-estimate as of
Accident Year		December 31, 2007	December 31, 2008	December 31, 2009
2003	55.3%	38.0%	37.3%	37.2%
2004	59.2%	48.1%	46.3%	45.6%
2005	51.9%	49.1%	48.4%	46.4%
2006	55.8%	51.8%	50.2%	48.3%
2007	55.9%	50.9%	43.7%	42.9%
2008	68.5%	—	66.2%	71.2%
2009	64.1%	—	—	64.4%

The table above shows that our initial estimated ultimate claims and claim expense ratios for attritional losses for each new accident year within our Individual Risk segment as of the end of each calendar year, have historically stayed relatively constant between 2003 and 2007. This reflects the fact that management has not made significant changes to its estimated initial expected ultimate claims and claim expense ratio from one period to the next. The principal reason for the changes from one year to the next is that the mix of business has changed. For example, during 2008, our initial estimated ultimate claims and claim expense ratio increased relative to the preceding five years, as a result of the increase in our crop insurance business which has a higher net claims and claim expenses ratio relative to the other lines of business within the Individual Risk segment and comprises a larger percentage of our overall Individual Risk premiums. As each accident year has developed, our re-estimated ultimate claims and claim expense ratios have generally been reduced. This reflects the impact of actual experience in our Individual Risk business where actual paid and reported losses to date for attritional losses are less than originally expected. As described above, under the Bornhuetter-Ferguson actuarial technique less weight is placed on initial estimates and more weight is placed on actual experience as our claims and claim expense reserves age.

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

(in thousands)	Estimated Net Claims and Claim Expenses
Events	As of December 31, of the applicable accident year	December 31, 2007	December 31, 2008	December 31, 2009
Charley, Frances, Ivan and Jeanne – 2004	$158,303	$185,829	$189,863	$191,500
Katrina, Rita and Wilma – 2005	140,080	131,620	127,874	123,560
Gustav and Ike – 2008	40,298	—	40,298	39,989

Sensitivity Analysis

The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2009 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2009 claims and claim expense reserves within our Individual Risk segment. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries or loss related premium and is before tax.

Individual Risk Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages) Estimated Ultimate Claims and Claim Expense Ratio	Estimated Loss Reporting Pattern	$ Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2009	% Impact of Change in Reserves for Claims and Claim Expenses as of December 31, 2009	% Impact of Change in Net Income for the Year Ended December 31, 2009	% Impact of Change in Shareholders’ Equity as of December 31, 2009
Increase expected claims and claim expense ratio by 10%	Slower reporting	$93,854	17.8%	(8.9%)	(2.4%)
Increase expected claims and claim expense ratio by 10%	Expected reporting	33,301	6.3%	(3.2%)	(0.9%)
Increase expected claims and claim expense ratio by 10%	Faster reporting	(14,688)	(2.8%)	1.4%	0.4%
Expected claims and claim expense ratio	Slower reporting	54,803	10.4%	(5.2%)	(1.4%)
Expected claims and claim expense ratio	Expected reporting	—	—	—	—
Expected claims and claim expense ratio	Faster reporting	(43,627)	(8.3%)	4.1%	1.1%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	16,022	3.0%	(1.5%)	(0.4%)
Decrease expected claims and claim expense ratio by 10%	Expected reporting	(33,301)	(6.3%)	3.2%	0.9%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	(72,565)	(13.8%)	6.9%	1.9%

We believe that ultimate claims and claim expense ratios 10.0% above or below our estimated assumptions constitute reasonably likely outcomes based on our experience to date and our future expectations. In addition, we believe that the adjustments that we made to speed up or slow down our estimated loss reporting patterns are reasonably likely changes. While we believe these are reasonably likely changes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, we caution the reader that the above sensitivity analysis only reflects reasonably likely changes. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events which we have not estimated reserves for or for exposures we do not currently think are covered under our contracts. These changes could result in significantly larger changes to our reserves for claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.

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

We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. The valuation allowance recorded against losses recoverable was $7.6 million at December 31, 2009 (2008 – $8.7 million). The reinsurers with the three largest balances accounted for 40.1%, 12.7% and 10.7%, respectively, of our losses recoverable balance at December 31, 2009 (2008 – 26.6%, 18.2% and 8.1%, respectively). The three largest company-specific components of the valuation allowance represented 29.8%, 26.3% and 12.3%, respectively, of our total valuation allowance at December 31, 2009 (2008 – 40.5%, 23.0% and 9.6%, respectively).

Fair Value Measurements and Impairments

Fair Value

The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within our financial statements, and is a critical accounting policy and estimate for us. Fair value is defined under accounting guidance currently applicable to us to be the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. We recognize the change in unrealized gains and losses arising from changes in fair value in our consolidated statements of operations, with the exception of changes in unrealized gains and losses on our fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Fair Value Measurements and Disclosures prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The fair value of certain of our other investments, which principally include hedge funds, private equity partnerships, senior secured bank loan funds and non-U.S. fixed income funds, is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net asset valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. In these circumstances, we estimate the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, we use all credible information available to us. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have reported results, or other valuation methods, as necessary. Actual final fund valuations may differ from our estimates, perhaps materially so, and these differences are recorded in the period they become known as a change in estimate. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.

In order to determine if a market is active or inactive for a security, we consider a number of factors, including, but not limited to, the spread between what a seller is asking for a security and what a buyer is bidding for the same security, the volume of trading activity for the security in question, the price of the security compared to its par value (for fixed maturity investments), and other factors that may be indicative of market activity.

See “Note 7. Fair Value Measurements in our Notes to Consolidated Financial Statements” for additional information about fair value measurements.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount of such assets and liabilities on our consolidated balance sheet:

At December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)

Assets
Fixed maturity investments	$4,295,792	$918,157	$3,377,635	$—
Short term investments	1,002,306	—	1,002,306	—
Other investments	858,026	—	464,113	393,913
Other secured assets	27,730	—	27,730	—
Other assets (1)	37,947	1,030	33,350	3,567

	$6,221,801	$919,187	$4,905,134	$397,480

Percentage of total fair value assets and liabilities	100.0%	14.8%	78.8%	6.4%

(1)	Other assets of $4.1 million, $34.9 million and $39.1 million are included in Level 1, Level 2 and Level 3, respectively. Other liabilities of $3.1 million, $1.5 million and $35.5 million are included in Level 1, Level 2 and Level 3, respectively.

As at December 31, 2009, we classified $433.0 million and $35.5 million of assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 5.5% and 1.1% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.

Impairments

The amount and timing of asset impairment is subject to significant estimation techniques and asset impairment is a critical accounting estimate for us. The more significant impairment reviews we complete are for our fixed maturity investments available for sale, equity method investments and goodwill and other intangible assets as described in more detail below.

Fixed Maturity Investments Available For Sale

Pursuant to new authoritative GAAP guidance effective April 1, 2009, we revised our quarterly process for assessing whether declines in the fair value of our fixed maturity investments available for sale represent impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if we have the intent to sell the debt security or (ii) if it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and (iii) assessing whether a credit loss exists, that is, where we expect that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security.

In assessing our intent to sell securities, our procedures may include actions such as discussing planned sales with our third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of our intent to sell or hold the relevant securities. The Company recognized a total of $1.3 million of other-than-temporary impairments due to our intent to sell these securities during the year ended December 31, 2009.

In assessing whether it is more likely than not that we will be required to sell a security before its anticipated recovery, we consider various factors including our future cash flow forecasts and requirements, legal and regulatory requirements, the level of our cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2009, we recognized $nil of other-than-temporary impairments due to required sales.

In evaluating credit losses, we consider a variety of factors in the assessment of a security including: (i) the time period during which there has been a significant decline below cost; (ii) the extent of the decline below cost and par; (iii) the potential for the security to recover in value; (iv) an analysis of the financial condition of the issuer; (v) the rating of the issuer; (vi) the implied rating of the issuer based on an analysis of option adjusted spreads; (vii) the absolute level of the option adjusted spread for the issuer; and (viii) an analysis of the collateral structure and credit support of the security, if applicable.

Once we determine that it is possible that a credit loss may exist for a security, we perform a detailed review of the cash flows expected to be collected from the issuer. We estimate expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the year ended December 31, 2009, we recognized $21.2 million of credit related other-than-temporary impairments which were recognized in earnings and $4.5 million related to other factors which were recognized in other comprehensive income. At December 31, 2009 and 2008, our gross unrealized losses on fixed maturity investments available for sale totaled $17.1 million and $nil, respectively.

Under the pre-existing guidance, which was in effect for 2007, 2008 and the three months ended March 31, 2009, the Company assessed, on a quarterly basis, whether declines in the fair value of its fixed maturity investments available for sale represented impairments that were other-than-temporary based on several factors. The factors the Company considered in the assessment of a security included: (i) the time period during which there had been a significant decline below cost; (ii) the extent of the decline below cost; (iii) the Company’s intent and ability to hold the security; (iv) the potential for the security to recover in value; (v) an analysis of the financial condition of the issuer; and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company determined that there was an other-than-temporary decline in the fair value of the security, the cost of the security was written down to its fair value and the unrealized loss at the time of determination was reflected in the Company’s consolidated statements of operations.

The majority of the Company’s fixed maturity investments available for sale are managed by external investment managers in accordance with specific investment mandates and guidelines. The investment managers are directed to manage the Company’s investments to maximize total investment return in accordance with these investment mandates and guidelines. While the Company has adequate capital and liquidity to support its operations and to hold its fixed maturity investments available for sale which were in an unrealized loss position until they recover in value, the Company has not prohibited or restricted its investment managers from selling these investments and its investment managers actively traded the Company’s investments. The Company was therefore unable to represent or certify that it had the intent or ability to hold these investments until they recovered in value. As a consequence, under the pre-existing guidance which was in effect for 2007, 2008 and the three months ended March 31, 2009, the Company impaired essentially all of its fixed maturity investments available for sale that were in an unrealized loss position at each quarterly reporting date.

During the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale and, as a result, we recognized $11.4 million of net unrealized losses on these securities in our consolidated statements of operations in 2009. We made this change, due in part to the new authoritative other-than-temporary impairment GAAP guidance that became effective in 2009 which has resulted in additional accounting judgments required to be made on a quarterly basis, combined with an effort to report our fixed maturity investment portfolio results in our consolidated statements of operation in a manner consistent with the way in which we manage the portfolio, which is on a total investment return basis. We currently expect to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, we currently expect our fixed maturity investments available for sale balance to decrease and our fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments we make. This change will over time result in additional volatility in our net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded currently in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Investments in Other Ventures, Under Equity Method

Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is impaired and is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2009, we had $97.3 million (2008 – $99.9 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $8.5 million of goodwill and $35.3 million of other intangible assets (2008 – $8.5 million and $41.3 million).

In determining whether an equity method investment is impaired, we look at a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investees’ management, and our intent and ability to hold the investment until it recovers in value. In doing this, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. During the year ended December 31, 2009, we recorded $nil (2008 – $1.0 million, 2007 – $nil) in other-than-temporary impairment charges related to investments in other ventures, under the equity method.

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

We test goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill and other intangible assets are tested based on the cash flows they produce. There are many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. As at December 31, 2009, excluding the amounts recorded in investments in other ventures, under equity method, as noted above, our consolidated balance sheets include $31.9 million of goodwill (2008 – $26.0 million) and $44.8 million of other intangible assets (2008 – $48.2 million). As part of the annual impairment evaluation noted above, no reporting units were identified to be at risk of failing step one of the process for recognition and measurement of an impairment loss in accordance with ASC Topic Intangibles – Goodwill and Other. Impairment charges were $nil during 2009 (2008 – $nil, 2007 – $nil).

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

We generally recognize premium on the date the contract is bound, even if the contract provides for an effective date prior to the date the contract is bound, thus preventing premature revenue recognition. The date the contract is bound is usually the date we are on risk for the policy. The date we are on risk is generally either the effective date of the contract if the slip is signed prior to the effective date of the contract or the date the reinsurance slip is signed if that occurs after the effective date of the contract. The signing of the reinsurance contract normally occurs after the date the slip is signed.

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

In our Individual Risk business, it is often necessary to estimate portions of premiums written from quota-share contracts and by third party program managers and the related commission expense. Management estimates these amounts based on discussions with ceding companies and third party program managers, together with historical experience and judgment. Total premiums written estimated in our Individual Risk business at December 31, 2009, 2008 and 2007 were $5.6 million, $12.9 million and $6.5 million, respectively, and total estimated premiums earned were $1.2 million, $2.5 million and $0.9 million, respectively. Total earned commissions estimated at December 31, 2009, 2008 and 2007 were $3.2 million, $2.4 million and $0.2 million, respectively. Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date, such subsequent adjustments have not been material.

Since premiums for our Reinsurance segment are contractually driven and the reporting lag for such premiums is minimal, estimates for premiums written for this segment are usually not significant. The minimum and deposit premiums on excess policies are usually set forth in the language of the contract and are used to record premiums on these policies. Actual premiums are determined in subsequent periods based on actual exposures and any adjustments are recorded in the period in which they are identified. In recent periods, the complexity of estimating reinsurance premiums has been impacted by the financial difficulties being experienced in certain of our target markets, which has contributed to circumstances in which primary insurers have been unable to make, or have sought to defer, premium payments due to us. We cannot assure you that our estimates of the collectability of premiums are accurate or that these trends will not be accelerated in future periods.

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

Income Taxes

Income taxes have been provided in accordance with the provisions of FASB ASC Topic Income Taxes, on those operations which are subject to income tax. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, unearned premium reserves, net operating loss carryforwards, intangible assets, accrued expenses, deferred policy acquisition costs and certain investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

At December 31, 2009, our net deferred tax asset and valuation allowance were $8.6 million (2008 – $17.0 million) and $2.4 million (2008 – $1.4 million), respectively (see “Note 18. Taxation in our Notes to Consolidated Financial Statements” for additional information). At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. In 2009, 2008 and 2007, we generated cumulative GAAP taxable income in our U.S. tax-paying subsidiaries. During 2008 and 2007, our valuation allowance was reassessed and we determined at such time that it was more likely than not that we will continue to generate GAAP taxable income in our U.S. tax-paying subsidiaries and therefore be able to recover all of our U.S. net deferred tax asset. As a result, we reduced our valuation allowance for the years ending December 31, 2008 and December 31, 2007 by $1.7 million and $25.8 million, respectively. This resulted in a corresponding increase to net income in 2008 and 2007, respectively. Projections of future GAAP taxable income incorporate several assumptions of future business and operations that are likely to differ from actual experience.

The Company had no unrecognized tax benefits upon adoption of guidance under FASB ASC Topic Income Taxes and has no unrecognized tax benefits as of December 31, 2009. Tax years 2006 through 2008, 2005 through 2008 and 2008, are open for examination by the Internal Revenue Service, Irish tax authorities and U.K. tax authorities, respectively.

SUMMARY OF RESULTS OF OPERATIONS FOR 2009, 2008 AND 2007

Summary Overview

Year ended December 31,	2009	2008	2007
(in thousands, except per share amounts and ratios)

Highlights

Gross premiums written	$1,728,932	$1,736,028	$1,809,637
Net premiums written	1,206,397	1,353,620	1,435,335
Net premiums earned	1,273,816	1,386,824	1,424,369
Net claims and claim expenses incurred	197,287	760,489	479,274
Underwriting income	697,068	290,617	579,701
Net investment income	323,981	24,231	402,463
Net realized and unrealized gains on fixed maturity investments	93,162	10,700	26,806
Net other-than-temporary impairments	(22,481)	(217,014)	(25,513)

Net income	1,052,659	84,153	776,832
Net income (loss) available (attributable) to RenaissanceRe common shareholders	838,858	(13,280)	569,575

Total assets	$7,801,041	$7,984,051	$8,286,355
Total shareholders’ equity	$3,840,786	$3,032,743	$3,477,503

Per share data

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$13.40	$(0.21)	$7.93

Dividends per common share	$0.96	$0.92	$0.88

Book value per common share	$51.68	$38.74	$41.03
Accumulated dividends per common share	8.88	7.92	7.00

Book value per common share plus accumulated dividends	$60.56	$46.66	$48.03

Key ratios

Net claims and claim expense ratio – current accident year	34.7%	71.8%	50.0%
Net claims and claim expense ratio – prior accident years	(19.2%)	(17.0%)	(16.4%)

Net claims and claim expense ratio – calendar year	15.5%	54.8%	33.6%
Underwriting expense ratio	29.8%	24.2%	25.7%

Combined ratio	45.3%	79.0%	59.3%

Return on average common equity	30.2%	(0.5%)	20.9%

Change in book value per common share plus change in accumulated dividends	35.9%	(3.3%)	21.9%

We generated $838.9 million of net income available to RenaissanceRe common shareholders in 2009, which represents the highest net income available to RenaissanceRe common shareholders that the Company has recorded since its inception, compared to a net loss attributable to RenaissanceRe common shareholders of $13.3 million in 2008, an increase of $852.1 million. In 2007, we generated $569.6 million of net income available to RenaissanceRe common shareholders. As a result of our net income available to RenaissanceRe common shareholders in 2009, we generated a 30.2% return on average common equity and our book value per common share increased from $38.74 at December 31, 2008 to $51.68 at December 31, 2009, a 35.9% increase, after considering dividends paid to our common shareholders. In 2008 and 2007, we generated returns on average common equity of (0.5%) and 20.9%, respectively, and (decreased) increased our book value per common share plus the change in accumulated dividends by (3.3%) and 21.9%, respectively.

During 2009, the most significant events affecting our financial performance on a comparative basis to 2008 include:

•	Significantly Improved Investment Results – our net investment income was $324.0 million in 2009, a $299.8 million increase from $24.2 million in 2008, we generated $93.2 million of net realized and unrealized gains on fixed maturity investments, an increase of $82.5 million from $10.7 million in 2008, and our net other-than-temporary impairments were $22.5 million in 2009, a $194.5 million decrease from $217.0 million in 2008. Overall, our investment results increased by $576.7 million to $394.7 million in 2009, from negative $182.1 million in 2008. The increase in our investment results was primarily due to higher total returns on certain non-investment grade allocations which are included in other investments, higher returns on hedge fund and private equity investments and the contraction of credit spreads on our fixed maturity investments. The reduction in net other-than-temporary impairments was due in part to our adoption in the second quarter of 2009 of new guidance on the recognition and presentation of other-than-temporary impairments (see “Note 6. Investments in our Notes to Unaudited Consolidated Financial Statements” for additional information), as well as improving market conditions for investments;

•

Higher Underwriting Income – our underwriting income increased $406.5 million to $697.1 million in 2009 and our combined ratio decreased 33.7 percentage points to 45.3% for 2009, compared to $290.6 million of underwriting income and a combined ratio of 79.0% in 2008. The increase in our underwriting income and decrease in our combined ratio were principally driven by a decrease in current accident year net claims and claim expenses due to a comparably low level of insured catastrophes occurring during 2009, compared to 2008, specifically the comparative impact of hurricanes Gustav and Ike, which occurred during 2008 and resulted in $419.1 million of underwriting losses and increased our combined ratio by 32.3 percentage points; and partially offset by

•

Higher Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe increased $116.4 million to $171.5 million in 2009, compared to $55.1 million in 2008, principally due to the increase in net investment income and underwriting income as noted above which also impacted DaVinciRe and increased its net income in 2009 and consequently increased redeemable noncontrolling interest – DaVinciRe.

We do not view our favorable 2009 investment results as indicative of what we expect in future periods as the strong results in 2009 were in part due to the contraction of credit spreads in the fixed income market from historic lows reached in 2008. In addition, our underwriting results benefited from an unusually low level of insured catastrophic losses in 2009, which we would typically not expect to recur in future periods.

During 2008, the most significant events affecting our financial performance on a comparative basis to 2007 include:

•

Lower Investment Results – our net investment income decreased $378.2 million to $24.2 million in 2008 from $402.5 million in 2007, driven by $219.6 million of net investment losses within our other investments, principally private equity partnerships, hedge funds and bank loan funds, which represents a $325.1 million decrease from $105.5 million of net investment income on these investments in 2007. In addition, net investment income from our short term investments decreased $70.0 million to $48.4 million in 2008 from $118.5 million in 2007, as a result of a reduction in short term interest rates and lower average balances for these investments. Further, other-than-temporary impairments in our portfolio of fixed maturity investments available for sale increased by $191.5 million in 2008 to $217.0 million, compared to $25.5 million in 2007, primarily due to widening credit spreads as a result of the turmoil in the financial markets;

•

Lower Underwriting Income – our underwriting income decreased $289.1 million to $290.6 million in 2008 and our combined ratio increased 19.7 percentage points to 79.0% for the year, compared to $579.7 million of underwriting income and a combined ratio of 59.3% in 2007. The decrease in our underwriting income was principally driven by hurricanes Gustav and Ike, which as described in more detail below, generated underwriting losses of $419.1 million and increased our combined ratio by 32.3 percentage points; and

•

Lower Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe decreased $109.3 million to $55.1 million in 2008, compared to $164.4 million in 2007, principally due to the reduction in net investment income and underwriting income as noted above which also impacted DaVinciRe and decreased its net income in 2008 and consequently decreased redeemable noncontrolling interest – DaVinciRe.

Following is supplemental financial data regarding the net financial statement impact on our results for 2008 due to hurricanes Gustav and Ike:

	Year ended December 31, 2008
	Gustav	Ike	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(77,013)	$(391,018)	$(468,031)
Net reinstatement premiums earned	8,821	44,784	53,605
Lost profit commissions	(1,901)	(2,789)	(4,690)

Net impact on underwriting result	(70,093)	(349,023)	(419,116)
Redeemable noncontrolling interest – DaVinciRe	22,607	120,275	142,882

Net negative impact	$(47,486)	$(228,748)	$(276,234)

Impact on combined ratio	5.2%	26.7%	32.3%

The 2008 net negative impact from hurricanes Gustav and Ike includes the sum of net claims and claim expenses incurred, assumed and ceded reinstatement premiums earned, lost profit commissions, assessment related losses and expenses, and redeemable noncontrolling interest – DaVinciRe. Net negative impact is based on management’s estimates following a review of our potential exposures and discussions with our counterparties. Given the magnitude and relatively recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if the Company’s reinsurers or other obligors fail to meet their obligations. Actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues. Changes to these estimates will be recorded in the periods in which they occur.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our property catastrophe reinsurance unit and specialty reinsurance unit underwriting results and ratios for the years ended December 31, 2009, 2008 and 2007:

Reinsurance segment overview

Year ended December 31,	2009	2008	2007
(in thousands, except percentages)

Gross premiums written (1)	$1,210,795	$1,154,391	$1,290,420

Net premiums written	$839,023	$871,893	$1,024,493

Net premiums earned	849,725	909,759	957,661
Net claims and claim expenses incurred	(87,639)	440,900	241,118
Acquisition expenses	78,848	105,437	119,915
Operational expenses	139,328	81,797	67,969

Underwriting income	$719,188	$281,625	$528,659

Net claims and claim expenses incurred – current accident year	$161,868	$629,022	$435,495
Net claims and claim expenses incurred – prior accident years	(249,507)	(188,122)	(194,377)

Net claims and claim expenses incurred – total	$(87,639)	$440,900	$241,118

Net claims and claim expense ratio – current accident year	19.0%	69.1%	45.5%
Net claims and claim expense ratio – prior accident years	(29.3%)	(20.6%)	(20.3%)

Net claims and claim expense ratio – calendar year	(10.3%)	48.5%	25.2%
Underwriting expense ratio	25.7%	20.5%	19.6%

Combined ratio	15.4%	69.0%	44.8%

(1)	Includes gross premiums ceded from the Individual Risk segment to the Reinsurance segment of $12.7 million, $5.7 million, and $37.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $56.4 million, or 4.9%, to $1,210.8 million in 2009, compared to $1,154.4 million in 2008, due to growth in gross premiums written in our catastrophe unit of $101.8 million, which benefited from our ability and determination to increase the capacity provided to our customers in light of, among other things, continuing attractive market conditions, the inception of several new programs, and $32.0 million of gross premiums written by Tim Re II, a fully-collateralized joint venture established by us in 2009 for the 2009 U.S. hurricane season, partially offset by a decline in our specialty reinsurance premiums of $45.4 million, as discussed below. Gross premiums written in our Reinsurance segment for 2008 includes $58.4 million of loss related reinstatement premiums as a result of hurricanes Gustav and Ike. Our Reinsurance segment results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant customers.

For 2008, gross premiums written in our Reinsurance segment decreased $136.0 million, or 10.5%, to $1,154.4 million in 2008, compared to $1,290.4 million in 2007, primarily due to the then softening market conditions in 2008 which resulted in lower premium rates and a reduction in business that met our underwriting standards and partially offset by $58.4 million of loss related reinstatement premiums written following hurricanes Gustav and Ike. As discussed below, in 2007 we entered into a large transaction in our specialty reinsurance unit that renewed at a lower participation rate and on a smaller premium base in 2008, resulting in a $66.4 million decrease in gross premiums written from this contract in our Reinsurance segment, compared to 2007.

Gross Premiums Written by Geographic Region

The following is a summary of our gross reinsurance premiums written, excluding premiums assumed from our Individual Risk segment, allocated to the territory of coverage exposure:

Reinsurance segment gross premiums written

	2009		2008		2007

Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Property catastrophe reinsurance
United States and Caribbean	$815,840	68.1%	$745,016	64.8%	$735,322	58.7%
Worldwide (excluding U.S) (1)	78,222	6.6%	75,489	6.6%	66,392	5.3%
Europe	60,363	5.1%	72,153	6.3%	111,702	8.9%
Worldwide	92,586	7.7%	67,371	5.9%	27,577	2.2%
Australia and New Zealand	5,293	0.4%	5,455	0.5%	4,360	0.3%
Other	31,495	2.6%	23,465	2.0%	20,374	1.6%
Specialty reinsurance (2)	114,346	9.5%	159,770	13.9%	287,316	23.0%

Total Reinsurance gross premiums written (3)	$1,198,145	100.0%	$1,148,719	100.0%	$1,253,043	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. and, to a lesser extent, worldwide risks.

(3)	Reinsurance segment gross premiums written excludes $12.7 million, $5.7 million and $37.4 million of premiums assumed from the Individual Risk segment in 2009, 2008 and 2007, respectively.

Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium as we have found business derived from exposures in Europe and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Ceded Premiums Written

Year ended December 31,	2009	2008	2007
(in thousands)

Ceded premiums written – Reinsurance segment	$371,772	$282,498	$265,927

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

Ceded premiums written increased by $89.3 million in 2009, principally due to the Company electing to purchase additional reinsurance protection due to appropriately priced coverage being available during 2009, combined with the utilization in the 2009 U.S. hurricane season of a fully-collateralized joint venture, Tim Re II, pursuant to which $32.0 million of assumed catastrophe reinsurance premium was fully ceded in 2009.

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

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $719.2 million of underwriting income and reported a combined ratio of 15.4% in 2009, compared to $281.6 million of underwriting income and a combined ratio of 69.0% in 2008, an increase of $437.6 million in underwriting income and a 53.6 percentage point decrease in the combined ratio. The increase in underwriting income and decrease in the combined ratio were primarily due to a $528.5 million decrease in net claims and claim expenses due to a comparably lower level of insured catastrophes occurring in 2009, compared to 2008, specifically the comparative impact of hurricanes Gustav and Ike, which added $432.5 million in net claims and claim expenses and 46.6 percentage points to the Reinsurance segment’s combined ratio in 2008, as detailed in the table below. In 2009, our Reinsurance segment generated a net claims and claim expenses ratio of negative 10.3%, an underwriting expense ratio of 25.7% and a combined ratio of 15.4%. Current accident year losses of $161.9 million in 2009 were down $467.2 million from $629.0 million in 2008, principally due to the comparably low level of insured catastrophes occurring in 2009, compared to 2008, specifically the comparative impact of hurricanes Gustav and Ike as noted above and as detailed in the table below.

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

	Year ended December 31, 2008
	Reinsurance

	Gustav	Ike	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(65,753)	$(366,771)	$(432,524)
Net reinstatement premiums earned	8,821	49,575	58,396
Lost profit commissions	(1,901)	(2,789)	(4,690)

Net impact on underwriting result	$(58,833)	$(319,985)	$(378,818)

Impact on combined ratio	6.8%	39.0%	46.6%

Our underwriting results over the last three years have been, and may well continue to be, impacted by prior year reserve development. Our prior year reserves experienced $249.5 million, $188.1 million and $194.4 million of net favorable development in 2009, 2008 and 2007, respectively. The favorable prior year reserve development in 2009 was principally the result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, and lower than expected claims emergence within our specialty unit, as discussed in more detail below. For 2008, the favorable prior year reserve development was principally the result of a reduction in ultimate net losses associated with the 2005 hurricanes, Katrina, Rita and Wilma. The favorable prior year reserve development in 2007 was principally attributable to a reduction in our catastrophe unit ultimate losses related to the 2006 and 2005 accident years, combined with continued lower than expected claims emergence in our specialty unit.

Losses from our property catastrophe reinsurance and specialty reinsurance policies can be infrequent, but severe, as demonstrated by our 2008 results compared to 2009 and 2007. During periods with low levels of property catastrophe loss activity, such as 2009 and 2007, we have the potential to produce a low level of losses and a related increase in underwriting income. As described above, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of the costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition expenses are driven by contract terms and are normally a set percentage of premiums and, accordingly, these costs will normally move in line with the fluctuation in gross premiums earned. In 2009, the acquisition expense ratio of 9.3% was slightly lower than the 11.6% recorded in 2008, primarily as a result of higher profit commissions on ceded premiums earned during 2009. In 2007, the acquisition expense ratio was 12.5%.

Operating expenses consist of salaries and other general and administrative expenses. For 2009, our operating expenses increased $57.5 million, or 70.3%, to $139.3 million, compared to $81.8 million in 2008, primarily as a result of an increase in our employee base and our strong financial results in 2009 which has increased compensation cost, as well as the impact of the larger employee base on technology, occupancy, consulting and related general and administrative expenses. In 2008, operating expenses increased $13.8 million to $81.8 million primarily as a result of increased headcount and the related increase in compensation, general and administrative expenses. Our operating expense ratio may increase over time, as a result of factors including the absolute and comparative growth of our operating expenses, further refinements to internal expense allocations, and market trends and dynamics.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $70.0 million, $47.8 million and $29.5 million in 2009, 2008 and 2007, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.2%, 5.3% and 3.1% for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $124.0 million, $77.3 million and $80.6 million for the years ending December 31, 2009, 2008 and 2007, respectively.

Catastrophe

Catastrophe overview

Year ended December 31,	2009	2008	2007
(in thousands, except percentages)

Property catastrophe gross premiums written
Renaissance	$706,947	$633,611	$662,987
DaVinci	389,502	361,010	340,117

Total property catastrophe gross premiums written (1)	$1,096,449	$994,621	$1,003,104

Net premiums written	$732,886	$712,341	$737,177

Net premiums earned	705,598	717,570	726,265
Net claims and claim expenses incurred	(102,072)	372,760	128,573
Acquisition expenses	55,198	62,038	77,089
Operational expenses	103,040	62,626	49,370

Underwriting income	$649,432	$220,146	$471,233

Net claims and claim expenses incurred – current accident year	$82,323	$504,351	$221,662
Net claims and claim expenses incurred – prior accident years	(184,395)	(131,591)	(93,089)

Net claims and claim expenses incurred – total	$(102,072)	$372,760	$128,573

Net claims and claim expense ratio – current accident year	11.7%	70.3%	30.5%
Net claims and claim expense ratio – prior accident years	(26.2%)	(18.4%)	(12.8%)

Net claims and claim expense ratio – calendar year	(14.5%)	51.9%	17.7%
Underwriting expense ratio	22.5%	17.4%	17.4%

Combined ratio	8.0%	69.3%	35.1%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the catastrophe unit of $12.7 million, $5.7 million and $37.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Catastrophe Reinsurance Gross Premiums Written – In 2009, our catastrophe reinsurance gross premiums written increased by $101.8 million, or 10.2%, to $1,096.4 million, compared to 2008. The growth in our catastrophe reinsurance gross premiums written principally reflected our ability and determination to increase the capacity provided to our customers in light of, among other things, attractive market conditions for the 2009 underwriting year, the inception of several new programs, and $32.0 million of gross premiums written by our Tim Re II joint venture established during the second quarter of 2009 for the 2009 underwriting year. Included in gross premiums written in 2008 was $58.4 million of loss related reinstatement premiums as a result of hurricanes Gustav and Ike. Our catastrophe reinsurance results can be substantially impacted, and have been in recent periods, by a relatively small number of comparably large transactions with significant customers.

In 2008, our catastrophe reinsurance gross premiums written decreased $8.5 million, or 0.8%, to $994.6 million, compared to $1,003.1 million in 2007, principally due to the then softening market conditions in 2008 resulting in lower premium rates and a reduction in business that met the Company’s underwriting standards, combined with a $31.3 million decrease in gross premiums written assumed from our Individual Risk segment. Offsetting these decreases was $58.4 million of loss related reinstatement premiums written and earned as a result of hurricanes Gustav and Ike during 2008. In the absence of this loss related premium our catastrophe gross premiums written would have decreased 6.7% in 2008 compared to the 0.8% decrease noted above.

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

Catastrophe Reinsurance Underwriting Results – In 2009, our catastrophe unit generated $649.4 million of underwriting income and reported a combined ratio of 8.0%, compared to $220.1 million of underwriting income and a combined ratio of 69.3% in 2008, an increase in underwriting income of $429.3 million and a decrease in the combined ratio of 61.3 percentage points. The increase in underwriting income and decrease in the combined ratio in 2009 were primarily due to a decrease in net claims and claim expenses incurred of $474.8 million, and partially offset by an increase in underwriting expenses of $33.6 million, compared to 2008. In 2009, our catastrophe unit generated a net claims and claim expense ratio of negative 14.5%, an underwriting expense ratio of 22.5% and a combined ratio of 8.0%, compared to 51.9%, 17.4% and 69.3%, respectively, in 2008. Current accident year losses of $82.3 million decreased $422.0 million from $504.4 million in 2008, principally due to the comparably low level of insured catastrophes during 2009, compared to 2008, specifically the comparative impact of hurricanes Gustav and Ike which resulted in $432.5 million of net claims and claim expenses incurred in the catastrophe unit in 2008 and added 60.2 percentage points to the catastrophe unit’s combined ratio as detailed in the table below. The 5.1 percentage point increase in our underwriting expense ratio in 2009, compared to 2008, was principally driven by an increase in operational expenses of $40.4 million primarily as a result of an increase in our employee base which has increased compensation and related operating expenses as discussed above, and partially offset by a $6.8 million decrease in acquisition expenses, primarily as a result of higher profit commissions on ceded premiums earned.

As discussed above, our 2008 catastrophe reinsurance unit underwriting results were negatively impacted from losses associated with hurricanes Gustav and Ike. We generated $220.1 million of underwriting income and recorded a net claims and claims expense ratio of 51.9%, underwriting expense ratio of 17.4% and combined ratio of 69.3% in 2008, compared to $471.2 million of underwriting income, a net claims and claim expense ratio of 17.7%, underwriting expense ratio of 17.4% and a combined ratio of 35.1% in 2007. Our 2008 accident year net claims and claim expenses of $504.4 million were $282.7 million higher than 2007, primarily as a result of losses associated with hurricanes Gustav and Ike. Hurricanes Gustav and Ike added 60.2 percentage points to the catastrophe unit’s combined ratio as detailed in the table below.

	Year ended December 31, 2008
	Catastrophe
(in thousands, except ratios)	Gustav	Ike	Total

Net claims and claim expenses incurred	$(65,753)	$(366,771)	$(432,524)
Net reinstatement premiums earned	8,821	49,575	58,396
Lost profit commissions	(1,901)	(2,789)	(4,690)

Net impact on underwriting result	$(58,833)	$(319,985)	$(378,818)

Impact on combined ratio	8.7%	50.2%	60.2%

During 2009, our property catastrophe reinsurance unit experienced $184.4 million of favorable development on prior year reserves principally due to a reduction in ultimate net losses associated with the 2008 hurricanes, Gustav and Ike ($44.7 million); the 2005 hurricanes, Katrina, Rita and Wilma ($25.5 million); the 2007 European windstorm Kyrill ($16.7 million); the 2007 California wildfires ($14.1 million); the 2007 flooding in the U.K. ($14.6 million); and the 2004 hurricanes, Charley, Frances, Ivan and Jeanne ($11.3 million), due to better than expected reported claims activity, and with respect to the 2004 and 2005 hurricanes, the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events, as discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves, Property Catastrophe Reinsurance.” The remaining favorable development within our property catastrophe reinsurance unit was due to a reduction of ultimate net losses on a variety of smaller catastrophes such as hail storms, winter freezes, floods, fires, tornadoes which occurred during the 2006 through 2008 accident years.

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

Specialty

Specialty overview

Year ended December 31,	2009	2008	2007
(in thousands, except percentages)

Specialty gross premiums written
Renaissance	$111,889	$153,701	$277,882
DaVinci	2,457	6,069	9,434

Total specialty gross premiums written (1)	$114,346	$159,770	$287,316

Net premiums written	$106,137	$159,552	$287,316

Net premiums earned	144,127	192,189	231,396
Net claims and claim expenses incurred	14,433	68,140	112,545
Acquisition expenses	23,650	43,399	42,826
Operational expenses	36,288	19,171	18,599

Underwriting income	$69,756	$61,479	$57,426

Net claims and claim expenses incurred – current accident year	$79,545	$124,671	$213,833
Net claims and claim expenses incurred – prior accident years	(65,112)	(56,531)	(101,288)

Net claims and claim expenses incurred – total	$14,433	$68,140	$112,545

Net claims and claim expense ratio – current accident year	55.2%	64.9%	92.4%
Net claims and claim expense ratio – prior accident years	(45.2%)	(29.4%)	(43.8%)

Net claims and claim expense ratio – calendar year	10.0%	35.5%	48.6%
Underwriting expense ratio	41.6%	32.5%	26.6%

Combined ratio	51.6%	68.0%	75.2%

(1)	Includes gross premiums written ceded from the Individual Risk segment to the Specialty unit of $nil, $nil and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Specialty Reinsurance Gross Premiums Written – In 2009, our specialty reinsurance gross premiums written decreased by $45.4 million, or 28.4%, to $114.3 million, compared to $159.8 million in 2008, principally due to the non-renewal of several programs that did not meet our underwriting standards, combined with the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract during the second quarter of 2009. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

In 2008, our specialty reinsurance gross premiums written decreased $127.5 million, or 44.4%, to $159.8 million, compared to $287.3 million of gross premiums written in 2007. The decrease is principally due to one large contract incepted in 2007 that renewed in 2008 at a lower participation rate and on a smaller premium base than in 2007, resulting in a $66.4 million decrease in gross premiums written from this contract, combined with the then softening market conditions experienced in 2008, compared to 2007, which impacted principally all lines of business.

Specialty Reinsurance Underwriting Results – Our specialty reinsurance unit generated $69.8 million of underwriting income and reported a 51.6% combined ratio in 2009, compared to $61.5 million of underwriting income and a 68.0% combined ratio in 2008, an increase in underwriting income of $8.3 million and a decrease in the combined ratio of 16.4 percentage points. The improved underwriting income was primarily due to a $53.7 million decrease in net claims and claim expenses incurred and a $2.6 million decrease in underwriting expenses and partially offset by a $48.1 million decrease in net premiums earned. Current accident year losses in 2009 of $79.5 million were down $45.1 million from $124.7 million in 2008, principally reflecting a lack of large losses in 2009 and lower net premiums earned. Although underwriting expenses decreased by $2.6 million in 2009, our underwriting expense ratio increased 9.1 percentage points in 2009, principally due to the impact of lower net premiums earned and a higher operating expense base. Our operating expenses increased $17.1 million in 2009 to $36.3 million, compared to $19.2 million in 2008, principally due to an increase in our employee base and our strong financial results in 2009, which resulted in increased compensation expenses, as well as an increase in related general and administrative operating expenses as a result of the higher head count. Our acquisition expense ratio decreased from 22.6% in 2008 to 16.4% in 2009, principally as a result of the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract which had a higher acquisition expense ratio relative to other programs in the specialty unit.

In 2008, our specialty reinsurance unit generated underwriting income of $61.5 million, a net claims and claim expense ratio of 35.5%, an underwriting expense ratio of 32.5% and a combined ratio of 68.0%, compared to $57.4 million of underwriting income, a net claims and claim expense ratio of 48.6%, underwriting expense ratio of 26.6% and a combined ratio of 75.2% in 2007. The increase in underwriting income and decrease in the combined ratio in 2008 was primarily due to a decrease in net claims and claim expenses as a result of a $60.0 million reserve for casualty clash losses related to sub-prime events being established in the fourth quarter of 2007. Net underwriting losses in 2008 associated with sub-prime related losses as well as the Madoff matter, both arising out of exposures within our casualty clash line of business, were $2.5 million and $15.0 million, respectively, with the 2008 sub-prime related losses decreasing significantly from 2007. The decrease in net claims and claim expenses was partially offset by a decrease in net premiums earned as a result of the decrease in gross premiums written, as noted above.

Our specialty reinsurance unit experienced favorable development on prior year reserves of $65.1 million, $56.5 million and $101.3 million, in 2009, 2008 and 2007, respectively. The favorable development within our specialty reinsurance unit of $65.1 million in 2009 was principally attributable to lower than expected claims emergence on the 2005 through 2008 underwriting years of $87.6 million which was driven by the application of our formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves, as well as $10.0 million due to a reduction on one claim on a contract related to the 2005 hurricanes, and partially offset by a $32.5 million increase in our estimated ultimate net losses on the 2008 Madoff matter.

The favorable development on prior year reserves in 2008 was due to reported claim activity being less than expected. The reductions in our prior year reserves in 2007 was principally driven by the application of our formulaic reserving methodology used for this book of business with the decrease being due to actual paid and reported loss activity coming in better than what we anticipated when setting the initial reserve estimates. Our 2007 accident year was also favorably impacted by a reduction to our initial expected loss ratios for two lines of business. Since establishing the specialty reinsurance business unit in 2002, reported claim activity has been less than expected and therefore we have adjusted our estimated loss reporting patterns to reflect this experience. We cannot provide assurance that favorable reserve releases will continue, or that we will not experience unfavorable reserve development in the future.

Individual Risk Segment

Below is a summary of the underwriting results and ratios for the years ended December 31, 2009, 2008 and 2007 for our Individual Risk segment:

Individual Risk segment overview

Year ended December 31,	2009	2008	2007
(in thousands, except percentages)

Gross premiums written	$530,787	$587,309	$556,594

Net premiums written	$367,374	$481,727	$410,842

Net premiums earned	$424,091	$477,065	$466,708
Net claims and claim expenses incurred	284,926	319,589	238,156
Acquisition expenses	110,927	108,116	135,015
Operational expenses	50,358	40,368	42,495

Underwriting (loss) income	$(22,120)	$8,992	$51,042

Net claims and claim expenses incurred – current accident year	$279,918	$366,294	$276,929
Net claims and claim expenses incurred – prior accident years	5,008	(46,705)	(38,773)

Net claims and claim expenses incurred – total	$284,926	$319,589	$238,156

Net claims and claim expense ratio – current accident year	66.0%	76.8%	59.3%
Net claims and claim expense ratio – prior accident years	1.2%	(9.8%)	(8.3%)

Net claims and claim expense ratio – calendar year	67.2%	67.0%	51.0%
Underwriting expense ratio	38.0%	31.1%	38.1%

Combined ratio	105.2%	98.1%	89.1%

Individual Risk Segment Gross Premiums Written – The following table shows our Individual Risk gross premiums written by major type of business for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Crop	$290,324	54.7%	$272,559	46.4%	$178,728	32.1%
Commercial multi-line	106,183	20.0%	119,987	20.4%	162,422	29.2%
Commercial property	84,821	16.0%	134,601	23.0%	164,438	29.5%
Personal lines property	49,459	9.3%	60,162	10.2%	51,006	9.2%

Total Individual Risk gross premiums written	$530,787	100.0%	$587,309	100.0%	$556,594	100.0%

Gross premiums written for our Individual Risk segment decreased $56.5 million, or 9.6%, to $530.8 million in 2009 compared to $587.3 million in 2008. The decrease in gross premiums written was primarily due to decreases of $49.8 million, $13.8 million and $10.7 million from our commercial property, commercial multi-line and personal lines property businesses, respectively, as a result of our decision in late 2008 to terminate several program manager relationships and a commercial property quota share contract as a result of the then softening market conditions and, during the second quarter of 2009, to reduce our participation on a personal lines property quota share contract. Offsetting these decreases in gross premiums written for 2009, was a $17.8 million, or 6.5% increase, in our crop insurance gross premiums written, principally driven by an increase in policy count, which more than offset a decline in commodity prices used in determining the policy premium.

Gross premiums written for our Individual Risk segment increased $30.7 million, or 5.5%, to $587.3 million in 2008, compared to $556.6 million in 2007. The increase in gross premiums written for our Individual Risk segment is primarily due to a $93.8 million increase in the crop insurance business due principally to higher commodity prices and in part due to more insured acres, and partially offset by reductions in the commercial property and commercial multi-line businesses where management maintained underwriting discipline in the then increasingly softening U.S. property and casualty market.

Our Individual Risk premiums can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in or portfolio transfers out, of quota share reinsurance contracts of in-force books of business. In addition, our gross premiums written in respect of our crop insurance business are subject to fluctuations from a number of factors including the impact of relevant commodity prices.

While business produced through our various distribution channels varies from year to year, as detailed in the table below, business produced through our wholly owned program managers now represents our largest distribution channel. In addition, in recent years we have significantly reduced the amount of business produced through quota share reinsurance and, to a lesser extent, third party program managers.

	2009		2008		2007
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)

Individual Risk gross premiums written
Program managers – wholly owned (1)	$302,269	56.9%	$272,559	46.4%	$178,728	32.1%
Program managers – third party	189,690	35.7%	216,880	36.9%	235,849	42.4%
Quota share reinsurance	40,117	7.6%	97,444	16.6%	139,952	25.1%
Broker-produced business	(1,289)	(0.2%)	426	0.1%	2,065	0.4%

Total Individual Risk gross premiums written	$530,787	100.0%	$587,309	100.0%	$556,594	100.0%

(1)	Program managers – wholly owned represents Agro National which we acquired in an asset purchase on June 2, 2008, and for 2009, our commercial property operations. The table above is presented as if Agro National has been a wholly owned subsidiary since the first period presented.

On June 2, 2008, the Company acquired substantially all the assets and assumed certain liabilities of Agro National, LLC for $80.5 million. Agro National is based in Council Bluffs, Iowa and is a managing general underwriter of crop insurance. Agro National offers risk protection products and services to the agricultural community throughout the U.S. Agro National participates in the U.S. federal government’s MPCI program and has been writing business on behalf of Stonington, a wholly owned subsidiary of the Company, since 2004. The acquisition was undertaken to purchase the distribution channel for the Company’s crop insurance business which was previously conducted through a managing general agency contractual relationship with Agro National, LLC. With the acquisition of the net assets of Agro National, LLC in 2008 we invested in this line of business and plan to seek to increase our gross premiums written for this business, subject to market conditions. The premium and underwriting results associated with this business can be volatile, driven principally by changes in commodity prices and weather events in the U.S. which impacts the price and yield of the insured crops and correspondingly also impacts the premium charged for the policies issued and the net claims and claim expenses incurred. Due to the growing proportion of this line of business within our Individual Risk results, we expect this potential volatility to increase.

The RMA has currently proposed several changes to the SRA that, if ultimately adopted, would adversely affect the financial results of MPCI insurers such as ours, in 2011. Industry feedback to the draft of the SRA has to date not been positive and the RMA is expected to circulate further drafts of the agreement before it becomes final. However, we cannot predict what changes the final version will have, if any, and therefore what impact the changes will have on our future profitability, or whether we would enter into the new SRA for Reinsurance Year 2011.

Ceded Premiums Written

Year ended December 31,	2009	2008	2007
(in thousands)

Ceded premiums written – Individual Risk segment (1)	$163,413	$105,582	$145,752

(1)	Includes $12.7 million, $5.7 million and $37.4 million of premium ceded to our Reinsurance segment in 2009, 2008 and 2007, respectively.

We purchase reinsurance to reduce our exposure to large losses and to help manage our portfolio of risks. Ceded premiums written in our Individual Risk segment during 2009 increased by $57.8 million to $163.4 million, as a result of a portion of the estimated underwriting income in association with the multi-peril crop insurance business that is remitted to the U.S. government in the form of ceded premiums written and earned. The decrease in ceded premiums written in 2008 compared with 2007 was principally due to a decrease in intercompany ceded premiums written from our Individual Risk segment to our Reinsurance segment, as discussed below.

Individual Risk Segment Underwriting Results – Our Individual Risk segment incurred an underwriting loss of $22.1 million in 2009, compared to generating underwriting income of $9.0 million in 2008, a decrease of $31.1 million. In 2009, our Individual Risk segment generated a net claims and claim expense ratio of 67.2%, an underwriting expense ratio of 38.0% and a combined ratio of 105.2%, compared to 67.0%, 31.1% and 98.1%, respectively, in 2008. The decrease in our Individual Risk segment’s underwriting income and corresponding increase in the segment’s combined ratio was due primarily to a $53.0 million decrease in net premiums earned, a $12.8 million increase in underwriting expenses and partially offset by a $34.7 million decrease in net claims and claim expenses incurred, as a result of the comparably low level of catastrophes during 2009, compared to 2008. Net premiums written decreased $114.4 million to $367.4 million in 2009, compared to $481.7 million in 2008 due to the decrease in gross premiums written and a $57.8 million increase in ceded premiums written, as noted above. The Individual Risk segment underwriting results for 2009 were negatively impacted by $5.0 million of adverse development on prior year reserves, as discussed in more detail below, and by $17.5 million of net crop hail losses in excess of net premiums earned within the Company’s crop hail line of business for accident year 2009.

In 2008, our Individual Risk segment generated $9.0 million of underwriting income and recorded a net claims and claim expense ratio of 67.0%, an expense ratio of 31.1% and a combined ratio of 98.1%, compared to $51.0 million of underwriting income, a net claims and claim expense ratio of 51.0%, an expense ratio of 38.1% and a combined ratio of 89.1%, in 2007. The decrease in our Individual Risk segment underwriting income in 2008 was principally driven by an increase in net claims and claim expenses incurred of $81.4 million, principally due to $35.5 million of net incurred losses associated with hurricanes Gustav and Ike, and a higher level of attritional losses in our crop insurance business. Hurricanes Gustav and Ike resulted in $40.3 million of underwriting losses, inclusive of $4.8 million of ceded reinstatement premiums earned, and added 8.4 percentage points to our Individual Risk segment’s 2008 combined ratio, as detailed in the table below.

	Year ended December 31, 2008
	Individual Risk
(in thousands, except ratios)	Gustav	Ike	Total

Net claims and claim expenses incurred	$(11,260)	$(24,247)	$(35,507)
Net reinstatement premiums earned	—	(4,791)	(4,791)
Lost profit commissions	—	—	—

Net impact on underwriting result	$(11,260)	$(29,038)	$(40,298)

Impact on combined ratio	2.3%	6.0%	8.4%

In 2007, the Individual Risk current accident year net claims and claim expense ratios were positively impacted by the absence of large losses as a result of minimal catastrophe loss activity in the U.S.

Our Individual Risk segment purchases reinsurance from our Reinsurance segment. As detailed in the table below, our Individual Risk segment ceded $12.7 million, $5.7 million and $37.4 million of premiums to the Reinsurance segment in 2009, 2008 and 2007, respectively. In addition, our Individual Risk segment ceded losses to our Reinsurance segment of $4.2 million, $7.1 million and negative $0.3 million in 2009, 2008 and 2007, respectively. The net result of these transactions to the Individual Risk segment was an underwriting loss of $8.6 million, $9.2 million and $42.6 million in 2009, 2008 and 2007, respectively. There was a corresponding opposite effect on our Reinsurance segment underwriting results as a result of this reinsurance and, therefore, these transaction have no impact on our consolidated results of operations. We believe the terms of such cessions are on an arm’s length basis.

Year ended December 31,	2009	2008	2007
(in thousands)

Premiums ceded to Reinsurance segment	$(12,650)	$(5,672)	$(37,377)

Ceded premiums earned	$(12,783)	$(16,338)	$(42,230)
Claims and claim expenses incurred	4,226	7,121	(324)

Underwriting loss	$(8,557)	$(9,217)	$(42,554)

Also impacting the underwriting result in 2009 was adverse development on prior years estimated ultimate net claims reserves of $5.0 million, compared to 2008 and 2007, which experienced reductions of prior year estimated ultimate net claims reserves of $46.7 million and $38.8 million, respectively. The adverse development within our Individual Risk segment of $5.0 million in 2009 was principally driven by $26.9 million of adverse development in our crop insurance business primarily due to an increase in the severity of reported loss activity in 2009 on the 2008 crop year. This more than offset a $2.4 million reduction in ultimate net losses on the 2004 and 2005 hurricanes principally due to the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events, as discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves, Individual Risk”, $2.1 million of favorable development due to changes in actuarial assumptions and $17.4 million of favorable development principally driven by the application of our formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

The reduction in prior years estimated ultimate net claims reserves in 2008 and 2007 was principally driven by the application of our formulaic reserving methodology used for the Individual Risk book of business and is primarily due to actual paid and reported loss activity being better than what we had anticipated when estimating the initial ultimate claims and claims expense ratios and the initial loss reporting patterns. In addition, during 2008 we revised our reported loss development patterns for several of our liability lines of business to reflect the Company’s actual experience to date with these lines. The impact of this was a $7.8 million reduction in prior year reserves.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of costs to acquire premiums and are comprised of fees and expenses paid to: 1) third party program managers, who source primary insurance premiums for us through specialized programs; 2) primary insurers, for whom we write quota share reinsurance; and 3) broker commissions and excise taxes paid to brokers, who source insurance for us on a risk-by-risk basis. Acquisition expenses are driven by contract terms and are generally determined based on a set percentage of premiums. Acquisition expenses as a percentage of net premiums earned in 2009 were 26.2%, compared to 22.7% and 28.9% in 2008 and 2007, respectively. The increase in the acquisition expense ratio in 2009 is primarily due to profit sharing commissions due to favorable development increasing our underwriting results on older accident years. In 2008, certain components of underwriting expenses that were incurred in 2007 with respect to the crop insurance business are no longer reflected due to our acquisition of substantially all of the assets of Agro National, LLC, the agency that produces this business, in the second quarter of 2008. Operating expenses consist of compensation and other general and administrative expenses. Our Individual Risk business historically operated with a relatively small number of employees and, accordingly, we have outsourced much of the administration in our Individual Risk business to third party program managers and third party administrators. However we continuously monitor and analyze opportunities to internalize such services and in recent years we have increased our headcount and related expenses. Operating expenses in our Individual Risk segment increased to $50.4 million in 2009, from $40.4 million in 2008 and $42.5 million in 2007, principally as a result of the Company’s investment in personnel and related infrastructure in association with its ongoing business development initiatives.

Net Investment Income

Year ended December 31,	2009	2008	2007
(in thousands)

Fixed maturity investments	$160,550	$201,220	$176,785
Short term investments	9,924	48,437	118,483
Other investments
Hedge funds and private equity investments	18,279	(101,779)	87,985
Other	145,367	(117,867)	17,469
Cash and cash equivalents	855	7,452	11,026

	334,975	37,463	411,748
Investment expenses	(10,994)	(13,232)	(9,285)

Net investment income	$323,981	$24,231	$402,463

Net investment income for 2009 was $324.0 million, compared to $24.2 million in 2008. The $299.8 million increase in net investment income was principally driven by a $120.1 million increase in net investment income from our hedge funds and private equity investments from negative $101.8 million in 2008 to $18.3 million in 2009, and a $263.2 million increase in net investment income from our senior secured bank loan funds and non-U.S. fixed income funds within our other investments, from negative $117.9 million in 2008 to $145.4 million in 2009, and partially offset by a $40.7 million and $38.5 million decrease in net investment income from our fixed maturity investments and short term investments, respectively, primarily due to lower yields due to the current lower interest rate environment and lower average invested assets for our short term investments. Our hedge fund, private equity and other investments are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $88.5 million in 2009, compared to $259.4 million of net unrealized losses in 2008. Our net investment income for 2009 benefitted from the tightening of credit spreads, which resulted in increases in the fair value of many of our investments.

Net investment income for 2008 was $24.2 million, compared to $402.5 million during 2007, a decrease of $378.2 million, as a result of lower returns in our investment portfolio mainly driven by our other investments. Included in the net investment loss is a $101.8 million loss from hedge funds and private equity investments in 2008 compared to $88.0 million of net investment income from these funds in 2007, a decrease of $189.8 million. Also included in net investment loss in 2008 is a $117.9 million loss related primarily to senior secured bank loan funds and non-U.S. fixed income funds compared to $17.5 million of net investment income from these funds in 2007, a decrease of $135.3 million. The results from the Company’s other investments described above include net unrealized losses of $259.4 million in 2008, compared to net unrealized gains of $47.3 million in 2007. Net investment income from fixed maturity investments available for sale increased $24.4 million to $201.2 million in 2008, compared to $176.8 million in 2007 as a result of higher returns on these investments due in part to a widening of credit spreads. Net investment income from short term investments decreased $70.0 million in 2008 to $48.4 million from $118.5 million in 2007, principally due to a decrease in short term interest rates as well as a decrease in average balances for these investments as a result of our share repurchases during 2008.

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

Fixed Maturity Investments – Net Realized and Unrealized Gains and Net Other-Than-Temporary Impairments

Year ended December 31,	2009	2008	2007
(in thousands)

Gross realized gains	$143,733	$99,634	$35,923
Gross realized losses	(39,183)	(88,934)	(9,117)

Net realized gains on fixed maturity investments	104,550	10,700	26,806
Net unrealized losses on fixed maturity investments, trading	(11,388)	—	—

Net realized and unrealized gains on fixed maturity investments	$93,162	$10,700	$26,806

Total other-than-temporary impairments	(26,999)	(217,014)	(25,513)
Portion recognized in other comprehensive income, before taxes	4,518	—	—

Net other-than-temporary impairments	$(22,481)	$(217,014)	$(25,513)

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

During the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale and, as a result, we recognized $11.4 million of net unrealized losses on these securities in our consolidated statements of operations in 2009. We made this change, due in part to the new authoritative other-than-temporary impairment GAAP guidance that became effective in 2009 which has resulted in additional accounting judgments required to be made on a quarterly basis, combined with an effort to report our fixed maturity investment portfolio results in our consolidated statements of operation in a manner consistent with the way in which we manage the portfolio, which is on a total investment return basis. We currently expect to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, we currently expect our fixed maturity investments available for sale balance to decrease and our fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments we make. This change will over time result in additional volatility in our net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded currently in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Net other-than-temporary impairments were $22.5 million in 2009, compared to $217.0 million in 2008. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. For the years ended December 31, 2008 and 2007 and for the first three months of 2009, we recognized other-than-temporary impairments if we could not assert that we had the ability and intent to hold our securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For the years ended December 31, 2008 and 2007 and for the first three months of 2009, we recognized other-than-temporary impairments of $217.0 million, $25.5 million and $19.0 million, respectively. For the nine months ended December 31, 2009, under updated guidance for the recognition and presentation of other-than-temporary impairments which we adopted in the second quarter of 2009, we recorded $8.0 million of total other-than-temporary impairments of which $3.5 million was recognized in earnings and includes $2.2 million for credit losses and $1.3 million for investments we intend to sell, with the remaining $4.5 million related to other factors recorded as an unrealized loss in accumulated other comprehensive income. Under the guidance adopted in the second quarter of 2009, we now recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.

Realized investment gains and losses totaled $99.6 million and $88.9 million, respectively, during 2008, compared to $35.9 million and $9.1 million, respectively, in 2007. Other-than-temporary impairment charges related to our fixed maturity investments available for sale totaled $217.0 million and $25.5 million in 2008 and

2007, respectively. Other-than-temporary impairments in 2008 were driven by the turmoil in the financial markets and widening credit spreads. During 2007, our $25.5 million of other-than-temporary impairment charges was a result of a falling interest rate environment during the year which resulted in lower unrealized losses on our fixed maturity securities, prior to the recognition of other-than-temporary impairment losses on such securities. Credit-related other-than-temporary impairment charges totaled $8.3 million and $nil for 2008 and 2007, respectively. The credit-related other-than-temporary impairment charges in 2008, which includes impairments for which the Company believes it will not be able to recover the full principal amount if held to maturity, were principally driven by our direct holdings of fixed maturity securities issued by Lehman Brothers.

Equity in Earnings (Losses) of Other Ventures

Year ended December 31,	2009	2008	2007
(in thousands)

Top Layer Re	$12,619	$11,377	$14,949
Tower Hill and the Tower Hill Companies	(2,083)	545	3,432
ChannelRe	—	—	(151,751)
Other	440	1,681	4,761

Total equity in earnings (losses) of other ventures	$10,976	$13,603	$(128,609)

Equity in earnings of other ventures in 2009 primarily represents our pro-rata share of the net income (loss) from our investments in Top Layer Re, Tower Hill Holdings Inc. (“Tower Hill”) and the Tower Hill Companies. Equity in earnings of other ventures generated $11.0 million in income in 2009, compared to $13.6 million in 2008. The $2.6 million decrease in equity in earnings of other ventures in 2009 compared to 2008 is primarily due to Starbound II becoming a consolidated entity effective August 1, 2008, which is included in other in the table above, combined with lower equity in earnings from Tower Hill and the Tower Hill Companies. Equity in earnings (losses) of other ventures generated $13.6 million in income in 2008, compared to a loss of $128.6 million in 2007. The increase is primarily due to the absence of any additional losses related to ChannelRe, since ChannelRe is in a negative shareholders’ equity position, and consequently, our investment in ChannelRe continued to be carried at $nil during 2008 and 2009. Until such time as ChannelRe’s shareholders’ equity is positive, we will not record any equity in earnings in our investment in ChannelRe. It is possible that in future periods the nonperformance risk or own credit risk portion of ChannelRe’s mark-to-market on its financial guaranty contracts accounted for as derivatives under GAAP may increase, or that the underlying mark-to-market on ChannelRe’s financial guaranty contracts accounted for as derivatives under GAAP may decrease, or both, which could result in ChannelRe returning to a positive equity position, at which time we would then record our share of ChannelRe’s net income, subject to impairment, or our share of ChannelRe’s net loss. Except for the fourth quarter of 2007 reduction to $nil of the carrying value of ChannelRe, the equity pick-up for our results in respect of ChannelRe is recorded one quarter in arrears.

The equity pick-up for our earnings in Tower Hill and the Tower Hill Companies is recorded one quarter in arrears.

Following is a summary of our equity in losses of ChannelRe.

Year ended December 31,	2009	2008	2007
(in thousands)

Equity in earnings of ChannelRe excluding unrealized mark-to-market losses	$—	$—	$15,420
Equity in ChannelRe unrealized mark-to-market losses	—	—	(167,171)

Total equity in losses of ChannelRe	$—	$—	$(151,751)

As discussed above, we reduced the carried value of our investment in ChannelRe to $nil in 2007 and until such time as ChannelRe’s shareholders’ equity is positive, we will not record any equity in earnings in our investment in ChannelRe. In 2007, our share of ChannelRe’s results was impacted by $167.2 million of negative mark-to-market losses. These mark-to-market losses were primarily driven by a widening of credit spreads and a lack of liquidity in 2007 which was primarily driven by issues related to the sub-prime market. We do not currently expect the mark-to-market losses experienced by ChannelRe in 2007 to reverse.

Other Income (Loss)

Year ended December 31,	2009	2008	2007
(in thousands)

Weather and energy risk management operations	$37,184	$25,122	$(8,781)
Mark-to-market on Platinum warrant	4,958	(538)	5,468
Weather-related and loss mitigation	(11,069)	(9,072)	(11,405)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(33,594)	(9,739)	(35,453)
Other	4,542	4,479	12,241

Total other income (loss)	$2,021	$10,252	$(37,930)

In 2009, we generated $2.0 million of other income compared to $10.3 million in 2008. The $8.2 million decrease in other income was primarily due to a $23.9 million increase in other loss related to our assumed and ceded reinsurance contracts accounted for as derivatives and deposits, principally due to the inception of several new ceded contracts during the second quarter of 2009, for which the losses principally relate to the expiration of the contractual premium over the risk period and for which no recoveries have been estimated, and partially offset by a $12.1 million increase in other income from our weather and energy risk management operations from $25.1 million in 2008 to $37.2 million in 2009.

We have expanded our weather and energy risk management operations in the last several years to include products such as weather derivatives and energy derivatives. The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities. The end user contracts we enter into and our trading activities are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. As noted above, the pre-tax profits from our weather and energy risk management operations increased to $37.2 million in 2009 from $25.1 million in 2008 and a loss of $8.8 million in 2007. The weather products and trading activities in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods. We are currently in the process of enhancing our weather and energy risk management infrastructure and operations to engage in the physical delivery and settlement of various of our energy products with our customers.

Corporate Expenses

Year ended December 31,	2009	2008	2007
(in thousands)

Other corporate expenses	$23,265	$21,668	$23,173
Internal review and external investigation related expenses	(9,025)	3,967	5,687

Total corporate expenses	$14,240	$25,635	$28,860

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company. Corporate expenses decreased $11.4 million in 2009, compared to 2008, primarily due to the recognition of a corporate insurance recovery.

Interest, Capital Securities and Preferred Share Dividends

Year ended December 31,	2009	2008	2007
(in thousands)

Interest – DaVinciRe revolving credit facility	$3,192	$8,678	$12,167
Interest – RenaissanceRe revolving credit facility	3,398	3,050	—
Interest – $150 million 7.0% Senior Notes	—	5,688	10,500
Interest – $100 million 5.875% Senior Notes	5,875	5,875	5,875
Interest – $103.1 million subordinated obligation to Capital Trust	—	—	4,818
Other	2,646	1,342	266

Total interest expense	15,111	24,633	33,626

Dividends – $150 million 8.10% Series A Preference Shares	—	—	561
Dividends – $100 million 7.30% Series B Preference Shares	7,300	7,300	7,300
Dividends – $250 million 6.08% Series C Preference Shares	15,200	15,200	15,200
Dividends – $300 million 6.60% Series D Preference Shares	19,800	19,800	19,800

Total preferred share dividends	42,300	42,300	42,861

Total interest expense and preferred share dividends	$57,411	$66,933	$76,487

During 2009, our interest expense decreased by $9.5 million to $15.1 million, compared to $24.6 million in 2008, primarily as a result of the repayment at maturity of our 7.0% Senior Notes, which came due on July 15, 2008, and the decrease in interest expense associated with DaVinciRe’s revolving credit facility due to a reduction in the average interest rates on the facility to approximately 1.3% during 2009, from 4.3% during 2008. Offsetting this decrease was an increase in interest expense on our revolving credit facility under which $150.0 million was outstanding from July 15, 2008 until November 9, 2009, at which time we repaid the balance. The average interest rate on this borrowing from January 1, 2009 through November 9, 2009 was 2.6%, lower than the coupon rate on the 7.0% Senior Notes repaid at maturity in July 2008 with the proceeds from our revolving credit facility drawdown at that time.

During 2008, our interest expense decreased $9.0 million to $24.6 million, compared to $33.6 million in 2007 primarily as a result of the repayment at maturity of our 7.0% Senior Notes, which came due July 15, 2008, combined with the 2007 extinguishment of the subordinated obligation to RenaissanceRe Capital Trust (“Capital Trust”), as detailed below, which resulted in the Company not having any further interest expense under this agreement during 2008. Offsetting these decreases was an increase in interest expense on our revolving credit facility as we borrowed $150.0 million under this facility to repay the 7.0% Senior Notes, described above. The average interest rate on this borrowing was 4.2%, therefore lower than the 7.0% coupon rate on the Senior Notes. Preferred share dividends remained relatively constant in 2008, when compared to 2007.

Income Tax (Expense) Benefit

Year ended December 31,	2009	2008	2007
(in thousands)

Income tax (expense) benefit	$(9,094)	$(568)	$18,432

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. In 2009, 2008 and 2007, we generated cumulative GAAP taxable income in our U.S. tax-paying subsidiaries. During 2008 and 2007, our valuation allowance was reassessed and we now believe that it is more likely than not that we will continue to generate GAAP taxable income in our U.S. tax-paying insurance subsidiaries and therefore be able to recover all of our U.S. net deferred tax asset. As a result, our valuation allowance was reduced by $1.7 million and $25.8 million in 2008 and 2007, respectively, and there was a corresponding decrease to income tax expense and increase to our net income. Our valuation allowance totaled $2.4 million and $1.4 million at December 31, 2009 and 2008, respectively. The remaining valuation allowance as of December 31, 2009 relates exclusively to our operations in Ireland and the U.K. Our Ireland and U.K. operations have produced GAAP taxable losses and we currently do not believe it is more likely than not that we will generate GAAP taxable income from our subsidiaries in these operations and therefore do not believe that we will be able to recover our net deferred tax assets from these operations. We expect our consolidated effective tax rate to increase in the future, as our global operations outside of Bermuda expand. In addition, it is possible that we could be adversely affected by changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.

Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe

Year ended December 31,	2009	2008	2007
(in thousands)

Net income attributable to redeemable noncontrolling interest – DaVinciRe	$(171,501)	$(55,133)	$(164,396)

In October 2001, we formed DaVinciRe and DaVinci with other equity investors. The Company owns a noncontrolling economic interest in DaVinciRe; however, because we control a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in our consolidated financial statements. Redeemable noncontrolling interest – DaVinciRe represents the portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2009, 2008 and 2007. In 2009, 2008 and 2007, DaVinciRe generated net income which resulted in net income attributable to redeemable noncontrolling interest expense – DaVinciRe. Our economic ownership interest in DaVinciRe at December 31, 2009, 2008 and 2007 was approximately 38.2%, 22.8% and 20.5%, respectively.

In January 2010, DaVinciRe redeemed the shares of certain third party DaVinciRe shareholders and in a separate transaction, we sold a portion of our shares in DaVinciRe to a third party shareholder. As a result of these transactions, our ownership interest in DaVinciRe has increased to 41.2%. We expect our ownership in DaVinciRe to fluctuate over time.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the BMA for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At December 31, 2009, the statutory capital and surplus of our Bermuda (re)insurance subsidiaries was $3.3 billion (2008 – $3.2 billion), and the amount of capital and surplus required to be maintained was $528.1 million (2008 – $525.5 million). During 2009, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $781.8 million, $nil and $120.8 million, respectively, compared with $73.6 million, $100.0 million and $63.8 million, respectively, in 2008.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk-based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2009, the estimated consolidated statutory capital and surplus of Stonington was $122.3 million (2008 – $128.6 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without TDI approval.

RenaissanceRe CCL and Syndicate 1458 are subject to regulation by the Council of Lloyd’s. Syndicate 1458 is also subject to regulation by the FSA under the FSMA. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At December 31, 2009, the Company maintained $74.3 million and £15.0 million as a Funds at Lloyd’s facility. In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at December 31, 2009.

In the aggregate, our operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. As of April 9, 2009, we entered into an amended and restated revolving credit facility to meet additional liquidity and capital requirements. At December 31, 2009, no amounts remained outstanding under this facility. See “Capital Resources” section below.

Cash Flows and Liquidity

Cash flows provided by operating activities.    Cash flows provided by operating activities in 2009 were $588.9 million, which principally consisted of our net income of $1,052.7 million and an increase in reinsurance balances payable of $66.1 million, partially offset by a decrease in our reserve for unearned premiums of $63.6 million, a decrease in claims and claim expenses, net of $353.3 million, an unrealized gain included in net investment income of $88.5 million related to our other investments and net realized and unrealized investment gains on fixed maturity investments of $93.2 million. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Results of Operations for 2009, 2008 and 2007”, we generated strong underwriting results and significantly improved investment results, which contributed to cash flows provided by operating activities. In addition, as noted above, claims and claim expenses, net decreased $353.3 million in 2009, compared to 2008, primarily as a result of $550.6 million of paid claims and claim expenses during 2009, partially offset by incurred claims and claim expenses of $197.3 million. Our 2009 cash flows provided by operating activities were primarily used to support our investing and financing activities as discussed below.

Cash flows used in investing activities.    During 2009, our cash flows used in investing activities in 2009 were $115.8 million, which principally reflects our decision to decrease our allocation to short term investments by $1.2 billion, and increase our allocation to fixed maturity investments by $1.3 billion, as a result of the low interest rate environment experienced during 2009. In addition, we made several strategic investments during 2009, including the acquisition of Spectrum during the fourth quarter of 2009.

Cash flows used in financing activities.    Our cash flows used in financing activities in 2009 were $485.8 million, primarily as a result of the repurchase of $51.0 million of our common shares and the repayment of the $150.0 million borrowed under our prior revolving credit facility during the fourth quarter of 2009, the repurchase of $132.7 million of the outstanding shares of DaVinciRe from third party shareholders in the first quarter of 2009 and the payment of $59.7 million and $42.3 million in dividends to our common and preferred shareholders, respectively.

We have generated cash flows from operations over the three year period between 2007 and 2009 significantly in excess of our operating commitments. However, because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of hurricanes Gustav and Ike during the third quarter of 2008, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2009 and 2008:

At December 31, 2009	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Property catastrophe reinsurance	$165,153	$148,252	$258,451	$571,856
Specialty reinsurance	119,674	101,612	382,818	604,104

Total Reinsurance	284,827	249,864	641,269	1,175,960
Individual Risk	189,389	3,658	332,999	526,046

Total	$474,216	$253,522	$974,268	$1,702,006

At December 31, 2008
(in thousands)

Property catastrophe reinsurance	$312,944	$297,279	$250,946	$861,169
Specialty reinsurance	113,953	135,345	387,352	636,650

Total Reinsurance	426,897	432,624	638,298	1,497,819
Individual Risk	253,327	14,591	394,875	662,793

Total	$680,224	$447,215	$1,033,173	$2,160,612

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the twelve months ended December 31, 2009, 2008 and 2007, changes to prior year estimated claims reserves increased our net income by $244.5 million, $234.8 million and $233.2 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

Our reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for the Company’s ultimate settlement and administration costs for claims and claim expenses. We do not calculate a range of estimates. We use this point estimate, along with paid claims and case reserves, to record our best estimate of additional case reserves and IBNR in our consolidated financial statements. Under GAAP, we are not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss.

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

We recorded $586.3 million of gross claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in the third quarter of 2008. Our estimates of losses from hurricanes Gustav and Ike are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and relatively recent occurrence of these events, as well as the large storms of 2005, including hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

Capital Resources

Our total capital resources at December 31, 2009 and 2008 were as follows:

At December 31,	2009	2008
(in thousands)

Common shareholders’ equity	$3,190,786	$2,382,743
Preference shares	650,000	650,000

Total shareholders’ equity	3,840,786	3,032,743

5.875% Senior Notes	100,000	100,000
RenaissanceRe revolving credit facility – borrowed	—	150,000
RenaissanceRe revolving credit facility – unborrowed	345,000	350,000
DaVinciRe revolving credit facility – borrowed	200,000	200,000
DaVinciRe revolving credit facility – unborrowed	—	—
Renaissance Trading credit facility – borrowed	—	—
Renaissance Trading credit facility – unborrowed	10,000	10,000

Total capital resources	$4,495,786	$3,842,743

During 2009, our capital resources increased by $653.0 million, primarily due to our comprehensive income attributable to RenaissanceRe of $923.4 million, and partially offset by $59.7 million of dividends on RenaissanceRe common shares during 2009, $51.0 million of common share repurchases during 2009 and by the decrease in our committed revolving credit facility from $500.0 million to $345.0 million, effective April 9, 2009, as discussed below.

Preference Shares

In December 2006, we raised $300.0 million through the issuance of 12 million Series D Preference Shares; in March 2004, we raised $250.0 million through the issuance of 10 million Series C Preference Shares; and in February 2003, we raised $100.0 million through the issuance of 4 million Series B Preference Shares. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at our option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60%, 6.08% and 7.30%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series D Preference Shares prior to December 11, 2011, at $26 per share. The preference shares have no stated maturity and are not convertible into any other of our securities.

Senior Notes

In January 2003, we issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by us prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries, which the Company was in compliance with as of February 18, 2010.

RenaissanceRe Revolving Credit Facility (“Credit Agreement”)

Effective April 9, 2009, we amended and restated our Credit Agreement. The Credit Agreement provides for a revolving commitment of $345.0 million. As part of the $345.0 million commitment, letters of credit may be issued for the account of the Company’s subsidiaries in an aggregate amount up to $150.0 million, of which up to $75.0 million may be used for the issuance of letters of credit for the account of the Company’s non-insurance subsidiaries. On November 9, 2009, the Company repaid $150.0 million previously borrowed under the Credit Agreement. The Company has the right, subject to satisfying certain conditions, to increase the size of the facility up to $500.0 million, until the expiration of the current term. Amounts borrowed under the Credit Agreement bear interest at a rate selected by the Company equal to the Base Rate or LIBOR plus a margin, all as more fully set forth in the Credit Agreement. The scheduled commitment termination date under the Credit Agreement is March 31, 2010.

The Credit Agreement contains representations, warranties and covenants we believe to be customary for bank loan facilities of this type, including customary covenants limiting the Company’s ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of assets, incur liens and declare or pay dividends under certain circumstances. The Credit Agreement also contains certain financial covenants we believe to be customary for reinsurance and insurance companies in revolving credit facilities of this type, which generally provide that the Company’s consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of the Company and Renaissance Reinsurance shall equal or exceed $1.8 billion and $960.0 million, respectively, subject to a grace period in the case of the Net Worth Requirements which is conditioned on, among other things, Renaissance Reinsurance maintaining a certain financial strength rating, all as more fully set forth in the Credit Agreement. The Company was in compliance with the financial covenants under the Credit Agreement as of February 18, 2010.

We are currently engaged in discussions with our lenders to renew the Credit Agreement, although it is possible that such renewal, if any, may be on terms that are less favorable to us than those contained in the existing Credit Agreement, particularly in light of the ongoing disruptions, uncertainty and volatility in the capital and credit markets, during which access to capital on attractive terms has been challenging for many companies. Our ability to renew the Credit Agreement, and the terms of such renewal, if any, will depend upon the facts and circumstances at the time, including our financial position, operating results and credit and capital market conditions. In the event that we are unable to renew the Credit Agreement at a reasonable price and otherwise on terms satisfactory to us or at all, or if we decide not to renew the Credit Agreement in whole or in part, we may pursue alternative financing arrangements in order to meet our ongoing liquidity needs.

DaVinciRe Revolving Credit Facility

DaVinciRe is a party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (the “DaVinciRe Credit Agreement”), which provides for a revolving credit facility in an aggregate amount of up to $200.0 million that matures on April 5, 2011. The term of the DaVinciRe Credit Agreement may be extended and the commitment amount may be increased to $250.0 million, provided certain conditions are met. Interest rates are based on a spread above LIBOR, and averaged approximately 1.3% during 2009 (2008 – 4.3%). The DaVinciRe Credit Agreement requires DaVinciRe and DaVinci to maintain a minimum net worth of $350.0 million and $450.0 million, respectively, and requires DaVinciRe to maintain a debt to capital ratio of no greater than 30%. DaVinciRe was in compliance with the financial covenants as of February 18, 2010. At December 31, 2009, $200.0 million remained outstanding. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe Credit Agreement. Pursuant to the terms of the Credit Agreement, a default by DaVinciRe on its obligations under the DaVinciRe Credit Agreement will not result in a default under the Credit Agreement.

Renaissance Trading Margin Facility and Guarantees

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At December 31, 2009, $nil was outstanding under the facility.

From time to time, the Company provides guarantees to support the weather and energy risk management operations of Renaissance Trading. As of December 31, 2009, there were approximately $161.0 million of such guarantees outstanding. We expect the amount of these guarantees to fluctuate over time.

Letter of Credit Facilities

Under the terms of certain reinsurance contracts, our insurance and reinsurance subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our principal letter of credit facility is evidenced by a Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007 (the “Principal Facility”), and is a syndicated secured facility which matures on April 27, 2010. The Principal Facility evidences a commitment from the lenders thereunder in an aggregate amount of $1.4 billion, which may be increased up to an amount not to exceed $1.8 billion provided certain conditions are met. The Principal Facility contains representations, warranties and covenants we believe to be customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate, sell a substantial amount of assets, incur indebtedness and declare or pay dividends. The Principal Facility also contains certain financial covenants we believe to be customary for reinsurance and insurance companies in facilities of this type, which require the Company and DaVinci to maintain a minimum net worth of $750.0 million and $300.0 million, respectively. We were in compliance with these financial covenants as of February 18, 2010.

Under the Principal Facility, our participating operating subsidiaries and our managed joint ventures have pledged (and must maintain as pledged) as collateral shares issued to them by our subsidiary, Renaissance Investment Holdings Ltd. (“RIHL”), with a sufficient collateral value to support their respective obligations under the Principal Facility, including reimbursement obligations for outstanding letters of credit. In addition, for liquidity purposes, in order to be permitted to pledge RIHL shares as collateral, each participating subsidiary and joint venture must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of its facility usage, and RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered. The participating subsidiaries and joint ventures have the option to post alternative forms of collateral. In the case of a default under the Principal Facility, or in other circumstances in which the rights of the lenders thereunder to collect on their collateral may be impaired, the lenders may exercise certain remedies, including redemption of pledged shares and conversion of the collateral into cash or eligible marketable securities. The redemption of shares by the collateral agent takes priority over any pending redemption of unpledged shares by us or other holders.

We are currently engaged in discussions with our lenders to renew the Principal Facility, although it is possible that such renewal, if any, may be on terms that are less favorable to us than those contained in the existing Principal Facility, particularly in light of the ongoing disruptions, uncertainty and volatility in the capital and credit markets, during which access to capital on attractive terms has been challenging for many companies. Our ability to renew the Principal Facility, and the terms of such renewal, if any, will depend upon the facts and circumstances at the time, including our financial position, operating results and credit and capital market conditions. In the event that we are unable to renew the Principal Facility at a reasonable price and otherwise on terms satisfactory to us or at all, we may have to seek alternative means of supporting the operations of our Bermuda-based entities, which could include utilizing holding company funds. These alternatives, if required, could increase our operating expenses on an absolute and relative basis compared to past periods.

On April 29, 2009, Renaissance Reinsurance entered into a Master Reimbursement Agreement (the “Reimbursement Agreement”) and a Pledge Agreement (the “Pledge Agreement”) with Citibank Europe PLC (“CEP”). The Reimbursement Agreement provides for the issuance and renewal of letters of credit by CEP from time to time in its sole discretion, which are used to support business written by Syndicate 1458. At December 31, 2009, two letters of credit issued by CEP under the Reimbursement Agreement were outstanding, in the amount of $74.3 million and £15.0 million, respectively, each having an expiration date of December 31, 2013. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP and maintain certain securities with a collateral value equal to 75% of the aggregate amount of the then-outstanding letters of credit. In respect of the 25% unsecured portion, Renaissance Reinsurance is required to comply with certain financial covenants, including maintaining a certain minimum financial strength rating, minimum net worth, and a maximum consolidated debt to capital ratio for the consolidated group. In the event Renaissance Reinsurance is unable to satisfy any of these financial covenants, it will be required to pledge additional collateral in respect of the unsecured portion. We were in compliance with these financial covenants as of February 18, 2010.

In addition, our subsidiary, Stonington, is a party to a collateralized letter of credit and reimbursement agreement, pursuant to which letters of credit in an aggregate amount of $6.6 million have been issued for the benefit of two counterparties. Stonington’s obligations under this facility are secured by cash and eligible marketable securities. Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

At February 10, 2010, we had $760.7 million of letters of credit with effective dates on or before December 31, 2009 outstanding under the Principal Facility and total letters of credit outstanding under all facilities of $847.0 million.

Redeemable Noncontrolling Interest – DaVinciRe

DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding us, with certain redemption rights, that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinciRe repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2009, in accordance with the Shareholders Agreement. The repurchase notices submitted on or before March 1, 2009, were for shares of DaVinciRe with a GAAP book value of $173.6 million at December 31, 2009. Effective January 1, 2010, DaVinciRe redeemed the shares for $173.6 million, less a $17.6 million reserve holdback, and, in a separate transaction, we sold a portion of our shares in DaVinciRe to a third party shareholder. As a result of these transactions, our ownership interest in DaVinciRe increased to 41.2%. We expect our ownership in DaVinciRe to fluctuate over time.

Credit Ratings

Our ratings continue to be among the highest in our industry and continue to be supported by our strong financial position. Our credit ratings are also supported by our prudent ERM practices which are rated “excellent” by S&P.

On November 2, 2009, Moody’s raised the insurance FSR of Renaissance Reinsurance to A1 from A2 and the senior debt rating of RenaissanceRe to A3 from Baa1. The outlook is stable for these ratings.

On August 14, 2009, S&P initiated coverage on certain insurance subsidiaries of RenRe Insurance, namely, Glencoe, Stonington, Stonington Lloyd’s and Lantana, assigning a counterparty credit rating (“CCR”) and FSR of A+. The outlook is stable for these ratings.

On January 29, 2009, A.M. Best affirmed the FSR of “A+” (Superior) of Renaissance Reinsurance and Renaissance Europe. A.M. Best also affirmed the issuer credit rating (“ICR”) of “a-” on the Company’s senior notes. Concurrently, A.M. Best upgraded the FSR to “A” (Excellent) from “A-” (Excellent) for Glencoe, Lantana, Stonington and Stonington Lloyds. Additionally, the FSR of DaVinci was affirmed at “A” (Excellent). The outlook is stable for these ratings.

On January 21, 2009, S&P initiated coverage of Renaissance Europe, assigning a rating of “AA-” for both its CCR and FSR. The outlook on Renaissance Europe is stable.

On December 13, 2007, S&P raised its CCR on RenaissanceRe to “A” from “A-”. At the same time, S&P raised its CCR and FSR on Renaissance Reinsurance to “AA-” from “A+”. In addition, S&P raised its CCR on DaVinci to “A+” from “A”. The outlook is stable for these ratings.

Although the ratings of Renaissance Reinsurance are among the highest in our business, adverse ratings actions could have a negative effect on our ability to fully realize current or future market opportunities. Moreover, if our ratings are reduced from their current levels by A.M. Best, S&P, Moody’s or Fitch, we believe our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings. We cannot give any assurance regarding whether or to what extent the rating agencies may downgrade our ratings. In addition, it is increasingly common for our reinsurance contracts to contain provisions permitting our customers to cancel coverage pro-rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material. To date, we are not aware that we have experienced such a cancellation.

Shareholders’ Equity

Our shareholders’ equity increased $808.0 million to $3.8 billion at December 31, 2009 from $3.0 billion at December 31, 2008. The significant components of the increase in shareholders’ equity includes our comprehensive income attributable to RenaissanceRe of $923.4 million, partially offset by $59.7 million of dividends paid to RenaissanceRe common shareholders and $51.0 million of common share repurchases made during 2009.

Investments

The table below shows the aggregate amounts of our invested assets at December 31, 2009 and 2008:

At December 31,	2009		2008
(in thousands, except percentages)

U.S. treasuries	$918,157	14.7%	$467,480	7.8%
Agencies	165,577	2.6%	448,521	7.4%
Non-U.S. government (Sovereign debt)	198,059	3.2%	55,370	0.9%
FDIC guaranteed corporate	855,988	13.7%	207,393	3.4%
Non-U.S. government-backed corporate	248,746	4.0%	3,530	0.1%
Corporate	1,135,504	18.2%	537,975	8.9%
Agency mortgage-backed securities	393,397	6.3%	756,902	12.5%
Non-agency mortgage-backed securities	36,383	0.6%	98,672	1.6%
Commercial mortgage-backed securities	251,472	4.0%	255,020	4.3%
Asset-backed securities	92,509	1.5%	166,022	2.7%

Total fixed maturity investments, at fair value (1)	4,295,792	68.8%	2,996,885	49.6%
Short term investments, at fair value	1,002,306	16.0%	2,172,343	36.0%
Other investments, at fair value	858,026	13.7%	773,475	12.8%

Total managed investment portfolio	6,156,124	98.5%	5,942,703	98.4%
Investments in other ventures, under equity method	97,287	1.5%	99,879	1.6%

Total investments	$6,253,411	100.0%	$6,042,582	100.0%

(1)	Included in fixed maturity investments, at fair value at December 31, 2009 and 2008 are $736.6 million and $nil, respectively, of fixed maturity investments designated as trading under ASC Topic 320, Investments – Debt and Equity Securities.

At December 31, 2009, we held investments totaling $6.3 billion, compared to $6.0 billion at December 31, 2008, with net unrealized appreciation included in accumulated other comprehensive income of $46.0 million at December 31, 2009, compared to $79.9 million at December 31, 2008. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The large majority of our investments consist of highly rated fixed income securities. We also have an allocation to other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other investments. At December 31, 2009, these other investments totaled $858.0 million, or 13.7%, of our total investments (2008 – $773.5 million or 12.8%).

At December 31, 2009, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2008 – AA). At December 31, 2009, our average yield to maturity on our fixed maturity investments and our short term investment portfolio was 2.3% (2008 – 2.8%). At December 31, 2009, our non-investment grade fixed maturity investments totaled $85.2 million or 2.0% of our fixed maturity investments (2008 – $58.5 million or 2.0%, respectively). In addition, within our other investments category we have several funds that invest in non-investment grade fixed income securities and non-investment grade cat-linked securities. At December 31, 2009, the funds that invest in non-investment grade fixed income securities and non-investment grade cat-linked securities totaled $410.8 million (2008 – $317.1 million).

As of December 31, 2009, we had $1,002.3 million of short term investments (2008 – $2,172.3 million). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value. During 2009, we decreased our allocation to short term investments by $1.2 billion, and increased our allocation to fixed maturity investments by $1.3 billion.

Our target benchmark portfolio for our fixed maturity investments and short term investments currently has a 3.2 year duration. Our duration at December 31, 2009 was 2.6 years (2008 – 1.5 years), reflecting our view that the current level of rates affords inadequate compensation for the assumption of additional interest rate risk associated with longer duration. From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.

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

The following table summarizes the fair value by contractual maturity of our fixed maturity investment portfolio at the dates indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

At December 31,	2009		2008
(in thousands, except percentages)

Due in less than one year	$83,280	1.9%	$115,316	3.8%
Due after one through five years	2,867,397	66.7%	1,327,837	44.4%
Due after five through ten years	498,382	11.6%	183,396	6.1%
Due after ten years	72,972	1.7%	93,720	3.1%
Mortgage-backed securities	681,252	15.9%	1,110,594	37.1%
Asset-backed securities	92,509	2.2%	166,022	5.5%

Total fixed maturity investments, at fair value	$4,295,792	100.0%	$2,996,885	100.0%

The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31,	2009		2008
(in thousands, except percentages)

AAA	$3,107,713	72.3%	$2,524,500	84.2%
AA	493,965	11.5%	147,405	4.9%
A	424,563	9.9%	200,318	6.7%
BBB	184,374	4.3%	66,123	2.2%
Non-investment grade	85,177	2.0%	58,539	2.0%

Total fixed maturity investments, at fair value	$4,295,792	100.0%	$2,996,885	100.0%

Our fixed maturity investments are classified as available for sale and trading and are reported at fair value. The net unrealized appreciation or depreciation on fixed maturity investments available for sale is included in accumulated other comprehensive income. The net unrealized gains (losses) on fixed maturity investments trading is included in net realized and unrealized gains on fixed maturity investments. Net investment income includes interest income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity investments is computed using the effective yield method. The fair values of our fixed maturity investments are based on quoted market prices, or when such prices are not available, by reference to broker or trader bid indications and/or internal pricing valuation techniques.

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. Pursuant to authoritative guidance effective April 1, 2009, we revised our quarterly process for assessing whether declines in the fair value of our fixed maturity investments available for sale represent impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if we have the intent to sell the debt security or (ii) if it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and (iii) assessing whether a credit loss exists, that is, where we expect that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security. See “Note 6. Investments in our Notes to Consolidated Financial Statements” for additional information regarding other-than-temporary impairments.

During 2009, we recorded $22.5 million (2008 – $217.0 million, 2007 – $25.5 million) in net other-than-temporary impairment charges. The significant decrease in net other-than-temporary impairments is due to a combination of improved economic conditions during 2009, compared to 2008, and the adoption of new authoritative accounting guidance related to the recognition and presentation of other-than-temporary impairments adopted during the second quarter of 2009. The net other-than-temporary impairment charges in 2009 and 2008 were primarily due to widening credit spreads during the early part of 2009 and throughout 2008 as a result of the turmoil in the financial and capital markets and the net other–than-temporary impairment charges in 2007 were principally due to rising interest rates. For the three months ended December 31, 2009, and the years ending December 31, 2008 and 2007, we recognized impairment charges for principally all of our fixed maturity investments available for sale that were in an unrealized loss position at the end of each quarter as under prior authoritative accounting guidance we did not have the intent to hold them until they fully recovered in value. Credit-related impairment charges were $21.2 million, $8.3 million and $nil in 2009, 2008 and 2007, respectively, and relate to impaired securities which we believe we will not be able to recover the full principal amount if held to maturity. At December 31, 2009 and 2008, we held 108 and nil, respectively, fixed maturity investments available for sale securities that were in an unrealized loss position. At December 31, 2009 and 2008, our gross unrealized losses on fixed maturity investments available for sale totaled $17.1 million and $nil, respectively.

Credit Rating and Yield to Maturity

The following table summarizes the composition of the amortized cost and fair value of our fixed maturity investments, short term investments and other investments at the date indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available and the respective yield to maturity.

					Credit Rating (1)

At December 31, 2009	Amortized Cost	Fair Value	% of Total Managed Investment Portfolio	Yield to Maturity	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)

Short term investments	$1,002,306	$1,002,306	16.3%	0.2%	$976,986	$1,502	$22,660	$1,158	$—	$—
		100.0%			97.5%	0.1%	2.3%	0.1%	0.0%	0.0%
Fixed maturity investments

U.S. treasuries	926,728	918,157	15.0%	2.1%	918,157	—	—	—	—	—
Agencies
Fannie Mae & Freddie Mac	83,051	83,632	1.4%	1.7%	78,827	—	4,805	—	—	—
Other agencies	81,020	81,945	1.3%	1.7%	81,945	—	—	—	—	—

Total agencies	164,071	165,577	2.7%	1.7%	160,772	—	4,805	—	—	—

Non-U.S. government (Sovereign debt)	189,922	198,059	3.2%	3.3%	130,948	21,670	12,954	22,777	8,989	721

FDIC guaranteed corporate	850,193	855,988	13.9%	1.4%	855,988	—	—	—	—	—

Non-U.S. government-backed corporate	248,888	248,746	4.0%	2.5%	239,805	8,941	—	—	—	—

Corporate	1,111,299	1,135,504	18.4%	3.7%	78,040	454,694	378,698	149,059	72,163	2,850

Mortgage-backed securities
Residential mortgage-backed securities
Agency securities	391,838	393,397	6.4%	3.5%	393,397	—	—	—	—	—
Non-agency securities	21,285	21,822	0.4%	6.6%	15,522	5,402	—	773	125	—
Non-agency securities – Alt A	13,786	14,561	0.2%	9.6%	11,843	916	1,473	—	329	—
Non-agency securities – Sub-prime	—	—	0.0%	0.0%	—	—	—	—	—	—

Total residential mortgage-backed securities	426,909	429,780	7.0%	3.9%	420,762	6,318	1,473	773	454	—
Commercial mortgage-backed securities	253,713	251,472	4.1%	4.8%	210,732	2,342	26,633	11,765	—	—

Total mortgage-backed securities	680,622	681,252	11.1%	4.2%	631,494	8,660	28,106	12,538	454	—

Asset-backed securities
Student loans	51,936	54,973	0.9%	1.4%	54,973	—	—	—	—	—
Auto	19,402	19,604	0.3%	1.5%	19,604	—	—	—	—	—
Credit cards	6,964	7,093	0.1%	0.9%	7,093	—	—	—	—	—
Other	11,141	10,839	0.2%	4.4%	10,839	—	—	—	—	—

Total asset-backed securities	89,443	92,509	1.5%	1.7%	92,509	—	—	—	—	—

Total securitized assets	770,065	773,761	12.6%	3.9%	724,003	8,660	28,106	12,538	454	—

Total fixed maturity investments	4,261,166	4,295,792	69.8%	2.8%	3,107,713	493,965	424,563	184,374	81,606	3,571
		100.0%			72.3%	11.5%	9.9%	4.3%	1.9%	0.1%

Other investments

Private equity partnerships		286,108	4.6%		—	—	—	—	—	286,108
Senior secured bank loan funds		245,701	4.0%		—	—	—	—	245,701	—
Catastrophe bonds		160,051	2.6%		—	25,595	—	—	134,456	—
Non-U.S. fixed income funds		75,891	1.2%		—	—	—	45,215	30,676	—
Hedge funds		54,163	0.9%		—	—	—	—	—	54,163
Miscellaneous other investments		36,112	0.6%		—	—	—	27,750	—	8,362

Total other investments		858,026	13.9%		—	25,595	—	72,965	410,833	348,633

Total managed investment portfolio		$6,156,124	100.0%		$4,084,699	$521,062	$447,223	$258,497	$492,439	$352,204
		100.0%			66.3%	8.5%	7.3%	4.2%	8.0%	5.7%

(1)	The credit ratings included in this table are those assigned by Standard & Poor’s Corporation. The Company has grouped short term investments with an A-1+ and A-1 short-term issue credit rating as AAA, short term investments with A-2 short-term issue credit rating as AA and short term investments with an A-3 short-term issue credit rating as A.

The following table summarizes the composition of the fair value of our corporate fixed maturity investments at the date indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31, 2009
(in thousands)

Sector	Total	AAA	AA	A	BBB	Non-Investment Grade

Financials	$555,341	$37,317	$252,644	$231,541	$26,490	$7,349
Industrial, utilities and energy	184,799	—	50,465	63,383	48,902	22,049
Consumer	259,646	25,613	151,585	23,735	31,152	27,561
Communications and technology	111,988	15,110	—	56,008	25,505	15,365
Basic materials	23,730	—	—	4,031	17,010	2,689

Total corporate fixed maturity investments, at fair value (1)	$1,135,504	$78,040	$454,694	$378,698	$149,059	$75,013

(1)	Excludes FDIC guaranteed and non-U.S. government backed corporate fixed maturity investments, at fair value.

The following table summarizes the composition of the fair value of the fixed maturity investments and short term investments of our top ten corporate issuers at the date indicated.

At December 31, 2009
(in thousands)

Issuer	Total	Fixed maturity investments	Short term investments

General Electric Company	$84,959	$83,210	$1,749
Wells Fargo & Company	75,614	75,614	—
JP Morgan Chase & Co.	60,415	58,615	1,800
Pfizer Inc.	38,291	38,291	—
Novartis AG	31,304	31,304	—
Rabobank Nederland	28,873	27,373	1,500
Credit Suisse Group AG	28,529	28,529	—
Citigroup Inc.	27,612	25,812	1,800
Barclays PLC	26,996	24,999	1,997
Bank of America Corporation	26,416	25,906	510

Total (1)	$429,009	$419,653	$9,356

(1)	Excludes FDIC guaranteed and non-U.S. government backed corporate fixed maturity and short term investments, at fair value.

Other Investments

The table below shows our portfolio of other investments at December 31, 2009 and 2008:

At December 31,	2009	2008
(in thousands)

Private equity partnerships	$286,108	$258,901
Senior secured bank loan funds	245,701	215,870
Catastrophe bonds	160,051	93,085
Non-U.S. fixed income funds	75,891	81,719
Hedge funds	54,163	105,838
Miscellaneous other investments	36,112	18,062

Total other investments	$858,026	$773,475

The fair value of certain of our fund investments, which principally include hedge funds, private equity partnerships, senior secured bank loan funds and non-U.S. fixed income funds, is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net asset valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. In these circumstances, we estimate the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, we use all credible information available to us. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have reported results, or other valuation methods, as necessary. Actual final fund valuations may differ from our estimates and these differences are recorded in the period they become known as a change in estimate. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.

The table below shows our portfolio of other investments measured using net asset valuations:

At December 31, 2009	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
(in thousands)

Private equity partnerships	$286,108	$182,493	See below	See below
Senior secured bank loan funds	245,701	—	See below	See below
Non-U.S. fixed income funds	75,891	—	Monthly, Bi-monthly	5 - 20 days
Hedge funds	54,163	—	Annually, Bi-annually	45 - 90 days

Total other investments measured using net asset valuations	$661,863	$182,493

Private equity partnerships – Included in our investments in private equity partnerships are alternative asset limited partnerships that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; oil, gas and power; and secondaries. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. We generally have no right to redeem our interest in any of these private equity partnerships in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by us in connection with the liquidation of the underlying assets of the applicable limited partnership. If these investments were held, it is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years.

Senior secured bank loan funds – Our investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $147.1 million are redeemable, in whole or in part, on a monthly basis. Currently, we generally have no right to redeem our remaining $98.6 million investment in bank loan funds in advance of dissolution of the applicable funds. Instead, the nature of these investments is that distributions are received by us in connection with the liquidation of the underlying assets of the applicable fund. If these investments were held, it is estimated that the majority of the underlying assets of the funds would liquidate over 6 to 8 years. It is our understanding that the management of the senior secured bank loan funds which currently cannot generally be redeemed is planning to restructure these investments during 2010, in such a way that we may have the option to transfer our investment to a fund structure which we would liquidate in the near term, although we cannot assure you this restructuring will be consummated.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds, non-U.S. convertible securities and high income convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Investments of $45.2 million are redeemable, in whole or in part, on a bi-monthly basis. The remaining $30.7 million can generally only be redeemed by the Company at a rate of 10% per month. These investments may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies without limiting itself to a pre-defined strategy or set of strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; credit, distressed credit and structured credit investments and arbitrage; capital structure arbitrage; and private investments. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Included in the Company’s hedge fund investments is $10.7 million of side pocket investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $163.6 million in 2009 (2008 – negative $219.6 million, 2007 – positive $105.5 million) of which $88.5 million was related to net unrealized gains (2008 – net unrealized losses of $259.4 million, 2007 – net unrealized gains of $47.3 million). Our investment in hedge funds decreased $51.7 million to $54.2 million at December 31, 2009, compared to $105.8 million at December 31, 2008, principally as a result of $57.0 million in redemptions during 2009.

We have committed capital to private equity partnerships and other entities of $650.7 million, of which $424.2 million has been contributed at December 31, 2009. Our remaining commitments to these funds at December 31, 2009 totaled $223.6 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method

The table below shows our investments in other ventures, under equity method:

Year ended December 31,
(in thousands, except percentages)
	2009			2008
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value

Tower Hill Companies	$50,000	25.0%	$41,544	$50,000	25.0%	$47,699
Top Layer Re	13,125	50.0%	26,329	13,125	50.0%	25,367
Tower Hill	10,000	28.6%	14,437	10,000	28.6%	15,227
Other	12,040	n/a	14,977	12,040	n/a	11,586

Total investments in other ventures, under equity method	$85,165		$97,287	$85,165		$99,879

Investments in other ventures, under equity method, also includes the Company’s investment in ChannelRe of $nil (2008 – $nil). During 2007, ChannelRe, suffered a significant net loss which reduced ChannelRe’s GAAP shareholders’ equity below $nil. The net loss was driven by unrealized mark-to-market losses related to financial guaranty contracts accounted for as derivatives under GAAP. As a result, the Company reduced its carried value in ChannelRe to $nil which negatively impacted our net income by $151.8 million in 2007. As a result of reducing the Company’s carried value in ChannelRe to $nil, combined with the fact that the Company has no further contractual obligations to provide capital or other support to ChannelRe, the Company believes it currently has no further negative economic exposure to ChannelRe. Since ChannelRe remained in a negative shareholders’ equity position during 2008 and 2009, the Company’s investment in ChannelRe continues to be carried at $nil. It is possible that in future periods the nonperformance risk or own credit risk portion of ChannelRe’s mark-to-market on its financial guaranty contracts accounted for as derivatives under GAAP may increase, or that the underlying mark-to-market on ChannelRe’s financial guaranty contracts accounted for as derivatives under GAAP may decrease, or both, which could result in ChannelRe returning to a positive equity position, at which time the Company would then record its share of ChannelRe’s net income, subject to impairment, or the Company’s share of ChannelRe’s net loss, although we currently do not expect the losses to reverse.

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

The Company’s share of the equity in earnings of Tower Hill and the Tower Hill Companies are reported one quarter in arrears.

RIHL

RIHL, a wholly owned subsidiary of the Company, holds investment grade fixed maturity securities and short term investments and was formed to enhance administrative efficiency and take advantage of the increased benefits and reduced costs ordinarily associated with the management of large investment portfolios of different subsidiaries in the same group. In addition, the administrative efficiency afforded by the use of RIHL facilitates the establishment of our collateralized letter of credit facility on advantageous terms that we believe would otherwise not be available. Through RIHL, certain of our operating subsidiaries invest in a diversified portfolio of highly liquid debt securities which are recorded at fair value. RIHL has been assigned a rating of AAAf/S2 by S&P and 100% of the securities held through RIHL have been assigned a rating of A or higher by nationally recognized rating agencies. We may redeem our interests in RIHL at the current net asset value no more frequently than monthly. Third party service providers perform custodial functions in respect of RIHL, including valuation of the investment assets held through RIHL. Currently, external investment managers manage the assets held through RIHL, pursuant to written investment guidelines.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures are required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. We maintain a facility which, as of December 31, 2009, makes available to our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed $1.4 billion. To support the facility, our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral. At February 10, 2010, we had $760.7 million of letters of credit with effective dates on or before December 31, 2009 outstanding under our $1.4 billion letter of credit facility and $847.0 million of total letters of credit outstanding under all facilities.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”).

Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the FASB ASC (the “Codification”) is now the authoritative source of U.S. GAAP. The Codification changes the structure of authoritative guidance to a Topic based model versus the previous model of Original Pronouncements, modified by Emerging Issues Task Force Abstracts, FASB Staff Positions, etc. Among other things, the Codification is expected to: reduce the amount of time and effort required to solve an accounting research issue; mitigate the risk of noncompliance through improved usability of the literature; provide accurate information with real-time updates as Accounting Standards Updates are released; and assist the FASB with research and convergence efforts. The adoption of the Codification did not impact our consolidated statements of operations and financial condition.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, and the FASB subsequently codified it as Accounting Standard Update (“ASU”) 2009-16, updating ASC Topic 860 Transfers and Servicing. The objective of ASU 2009-16 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 must be applied as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual period and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASU 2009-16 must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of ASU 2009-16 should be applied to transfers that occurred both before and after the effective date. We are currently evaluating the potential impacts of the adoption of ASU 2009-16 on our consolidated statements of operations and financial condition.

Variable Interest Entities

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), and the FASB subsequently codified it as ASU 2009-17, updating ASC Topic 810 Consolidations. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, as revised (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in ASU 2009-16, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the potential impacts of the adoption of ASU 2009-17 on our consolidated statements of operations and financial condition.

Investments in Certain Entities That Calculate Net Asset Value per Share

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”), which amends FASB ASC Topic Fair Value Measurements and Disclosures. ASU 2009-12 provides additional guidance on estimating the fair value of certain alternative investments, such as hedge funds, private equity investments and venture capital funds. The updated guidance allows the fair value of such investments to be determined using net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at a value other than the NAV. In addition, the guidance requires disclosures by major category of investment regarding the attributes of the investments within the scope of the guidance, regardless of whether the fair value of the investment is measured using the NAV or other fair value technique. ASU 2009-12 shall be effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The Company adopted ASU 2009-12 in the fourth quarter of 2009 and the adoption of this guidance did not have a material impact on our consolidated statements of operations and financial condition.

Contractual Obligations

At December 31, 2009	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)

Long term debt obligations (1)
5.875% Senior Notes	$118,365	$5,875	$11,750	$100,740	$—
DaVinciRe revolving credit facility (2)	202,620	1,875	200,745	—	—
Private equity and investment commitments (3)	223,609	223,609	—	—	—
Operating lease obligations	45,133	9,190	16,049	11,112	8,782
Capital lease obligations	50,628	2,892	5,784	5,784	36,168
Other secured liabilities	27,500	27,500	—	—	—
Obligations under credit derivative contracts	172	43	43	43	43
Payable for investments purchased	59,236	59,236	—	—	—
Reserve for claims and claim expenses (4)	1,702,006	548,591	426,389	312,025	415,001

Total contractual obligations	$2,429,269	$878,811	$660,760	$429,704	$459,994

(1)	Includes contractual interest and dividend payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2010 and 2011 based upon the current interest rate on the facility.

(3)	The private equity and investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(4)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. We have based our estimates of future claim payments upon benchmark industry payment patterns, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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

Current Outlook

General Economic Conditions

While there have been some indicators of stabilization, the U.S. and numerous other leading markets around the world continue to experience significant recessionary conditions. It is not clear that sustained economic recovery in the principal markets we serve is imminent, or that the pace of recovery, if any, would be rapid. Accordingly, we believe meaningful risk remains for continued uncertainty or disruptions in general economic conditions, including additional dislocations in the financial markets or asset classes or of a “double dip” recession in the U.S. or other key markets. In 2009, many governments, including the U.S. federal government, took substantial steps to stabilize economic conditions, in an effort to increase liquidity and capital availability; these efforts contributed to significant changes in the financial markets in 2009, resulting in rapid recoveries of asset valuations across many sectors, and increased access to private and public sources of capital. However, if these stabilizing efforts were to cease prematurely, or if economic conditions otherwise cease to stabilize and again commence to deteriorate further, the business environment in our principal markets would be further adversely affected, which accordingly could adversely affect demand for the products sold by us or our customers. In addition, during a period of continued economic downturn like the current one, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

We currently expect that 2010 will be characterized by meaningful returns of capital, both by us and by participants in our industry more generally. However, our operations are subject to the ever present potential for significant volatility in capital due primarily to our exposure to potentially significant catastrophic events; if the current financial market disruptions should continue or worsen, it could prove difficult to raise capital, if needed, on attractive terms or at all, which would have a material negative impact on our operations. In addition, our revolving credit facility and our principal existing letter of credit facility are scheduled to expire on March 31, 2010, and April 27, 2010 respectively. For more information, refer to “Capital Resources” above.

Ongoing conditions in the investment markets, the interest rate environment and general economic conditions could adversely affect our net investment income on our fixed income investments and our other invested assets. In 2009, our investment results benefited substantially from factors including spreads tightening and improving valuations at levels which we would not anticipate repeating in future periods. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. We expect the current volatile financial markets and challenging economic conditions to persist for some time and we are unable to predict with certainty when conditions might improve, or the pace or scale of any such improvement.

Market Conditions and Competition

In 2009, U.S. coastal regions exposed to severe hurricane risk benefited from an unusually inactive year meteorologically in the Atlantic basin, which is often attributed to the El Nino effect. As a result, insured industry losses for 2009 were relatively benign, particularly in the Eastern and Southeastern U.S. This is in contrast to 2004, 2005 and 2008, for example, in which hurricanes Katrina, Wilma and Ike, among others, resulted in substantial insured property losses. In addition, the dislocations in the investment markets in 2008 eroded the capital and surplus of many market participants. The combination of the 2008 storms and the effects of the financial crisis resulted in relatively attractive market conditions at the January and June 1, 2009 catastrophe renewals. The January 1, 2010 renewal season was characterized by overall stability; and also by a relative shift toward ample supply of capital, impacted by the recovery in the financial markets, asset valuations and the perception of liquidity; decreasing demand, impacted by the same factors; as well as by exposure reduction. In addition, the competitive conditions in the markets we serve are believed to have been meaningfully impacted in 2009 by the U.S. federal government’s financing and backstopping of certain large market participants, which are deemed by many market observers and participants to have contributed to inadequate pricing conditions in respect of certain lines and coverages.

Absent significant new loss events or the occurrence of other contingencies, we currently expect to see increasingly competitive market conditions for our products throughout 2010, particularly in lines of insurance and reinsurance lacking significant catastrophe exposure. The benign insured catastrophe loss activity in 2009 combined with improvement in the capital markets is likely to have a positive impact on the financial situation and capacity of our customers and our competitors, and is likely to result in increasingly competitive market conditions for our products throughout 2010. Among other things, increased capital levels and appetite for risk among primary insurance companies may continue to lead to increased retentions, impacting the reinsurance marketplace. Despite these possibilities, we believe that our strong relationships, and track record of superior claims paying ability and other client service, will enable us to compete for the business we find attractive. However, it is possible that industry pricing in our core product lines will decrease more rapidly than we anticipate, or that we will encounter more significant competitive barriers than we have in the past.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically in recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. We do not believe that the level of weather-related losses incurred in 2009 is indicative of the likely level of such losses in future periods. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue over time in the future. At the same time, certain markets we target are currently being impacted by fundamental weakness experienced by primary insurers, due to the ongoing economic dislocation and, in many cases, inadequate primary insurance rate levels. These conditions, which occurred in a period characterized by unusually low insured catastrophic losses, contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will accelerate in the first half of 2010, and potentially lead to unstable and volatile markets in certain regions and sectors.

With respect to our Individual Risk segment, certain competitors retained more programs in 2009 than we had originally expected and did so at economic terms and conditions that we did not find attractive. Moreover, as noted above, market conditions in certain of the sectors in which we focus were adversely impacted by the expansive government financing of certain market participants, which may have contributed to inadequate pricing levels for a number of lines and coverages in 2009. We sought to maintain our disciplined underwriting and while we continued to see a substantial number of market opportunities, we did not write as many policies as we had anticipated going into the 2009 renewal season. Market conditions are fluid and evolving and we cannot assure you that pricing conditions in these markets will improve or that we will succeed in growing our business if they do. While we did increase our policy count and aggregate of insured acres relating to our crop insurance business in 2009 compared to 2008, premiums in this line of business are inherently volatile as they are driven in part by commodity prices, which are subject to significant short and long-term price changes. We currently expect market conditions in these lines of primary insurance to remain very competitive throughout 2010, particularly for new business. Moreover, the dynamics which could contribute to a potential improvement in rates during 2010 in some product lines may well be largely offset by a decline in exposures arising from the ongoing recessionary conditions in our key markets. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships and seek to respond quickly to potential new business opportunities, our in-depth due diligence process means that executing on potential new opportunities within this segment take time. We believe that we have established ourselves as an effective and creative, though disciplined, partner for program business opportunities for which to compete.

In addition, we continue to explore potential strategic investments and other opportunities from time to time that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. We currently expect the competitive conditions in our core businesses, and the ongoing dislocation in the capital and credit markets, to present additional, potentially attractive growth, investment and operational opportunities, particularly given our strong reputation, financial resources, and track record.

Legislative and Regulatory Update

As previously disclosed, in 2007 the U.S. House of Representatives passed legislation which would expand the National Flood Insurance Program (the “NFIP”) to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event). In addition, in 2007, the House passed legislation (together with the NFIP, the “2007 House Bills”), which would create a National Catastrophe Risk Consortium and would also require the U.S. Treasury Department to establish a national homeowner’s insurance stabilization program. The National Catastrophe Risk Consortium program would allow multiple participating states to pool their respective catastrophic risk insurance or reinsurance wind pools or other residual markets among each other. The stabilization program would allow the Treasury Department to make below-cost loans to participating states or their reinsurance pools and/or residual markets.

In 2009, Congress passed a series of short term extensions of the NFIP, the latest of which expires again in February 2010. The House of Representatives and the Federal Emergency Management Agency are also exploring the possibility of new legislation which might reshape the federal flood insurance program, perhaps substantially. At this juncture it is not possible to predict whether the program will indeed be amended, and, if so, whether any such changes would impact us. A failure to renew the NFIP program, particularly if unanticipated by industry participants, could have dislocating impacts on the industry and our customers and potentially have an adverse impact on us.

While the Senate has not yet enacted any of the legislation reflected in the 2007 House Bills (and has passed a competing version of the NFIP renewal bill which would not add wind to the program), the respective sponsors of the 2007 House Bills have indicated plans to reintroduce versions of this legislation in the House and Senate in 2010. In 2009, the COGA was introduced in the Senate and House which would provide for the federal guarantee of bond issuances by certain government entities, potentially including the FHCF, the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. If enacted, either of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of these state entities or to their inception or alteration in a manner adverse to us. While none of this legislation has been enacted to date, and although we believe such legislation would be vigorously opposed if introduced in 2010, if enacted these bills would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially.

In 2009, Congress conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. In July 2009, U.S. Rep. Richard Neal introduced one such proposal, H.R. 3424 (the “Neal Bill”), which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The Neal Bill, which was referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined in reference to individual business lines). In the first quarter of 2010, the current administration released its 2010 initial budget, which included a proposal to raise revenue by enacting increased taxation on international reinsurance via means which appeared to have similarities with the Neal Bill. We can provide no assurance that this legislation or similar legislation will not be adopted. We believe that passage of such legislation would adversely affect us, perhaps materially.

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

The RMA has currently proposed several changes to the SRA, which governs substantial elements of the Federal MPCI program in which we participate. The proposal would, if ultimately adopted, have the effect of dramatically reducing the administrative and operating support provided to participating insurers in the program. Other changes reflected in the proposal would have additional adverse impacts on crop insurers, including us. If the RMA proposals are adopted in a revised SRA, we would expect our crop insurance business to be adversely impacted, although at this time we cannot precisely quantify the degree of such impact, if any. We cannot assure you that efforts to amend or ameliorate the RMA’s proposal will succeed.

The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues, with respect to, universal healthcare, financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, executive compensation and others. We continue to carefully monitor relevant proposals and believe that these and other potential proposals could have varying degrees of impact on the Company ranging from minimal to material. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the Company.

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

Interest Rate Risk

Our investment portfolio includes fixed maturity investments and short term investments, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our interest rate risk in part by monitoring the duration and structure of our investment portfolio.

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of 2.3%, which equated to a decrease in market value of approximately $121.9 million on a portfolio valued at $5.3 billion at December 31, 2009. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

We use interest rate futures within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2009, we had $826.9 million of notional long positions and $46.5 million of notional short positions of Eurodollar and non-U.S. dollar futures contracts. We account for these futures contracts at fair value and record them in our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these derivatives as recognized in other assets and liabilities in our consolidated balance sheet at December 31, 2009, was $0.9 million (2008 – $0.1 million) and $0.1 million (2008 – $0.1 million), respectively. During 2009, we recorded gains of $5.2 million (2008 – gains of $12.4 million, 2007 – losses of $1.9 million) in our consolidated statement of operations related to these derivatives. The fair value of these derivatives is determined using exchange traded closing prices. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of our net position in these derivatives of approximately $1.2 million at December 31, 2009. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a portion of our business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses, other income (loss) and incur underwriting income (losses) in currencies other than U.S. dollars, which will in turn affect our consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in our consolidated statements of operations.

Underwriting Operations Related Foreign Currency Contracts

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. From time to time, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. At December 31, 2009, the total notional exposure in U.S. dollars of our underwriting related foreign currency contracts was $21.0 million (2008 – $133.0 million). Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During 2009, we incurred a loss of $0.1 million (2008 – $21.4 million, 2007 – generated a gain of $3.6 million), on our foreign currency forward and option contracts related to our underwriting operations.

Investment Portfolio Related Foreign Currency Forward Contracts

For our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. At December 31, 2009, our combined investment in these non-U.S. dollar investments was $281.8 million (2008 – $141.1 million). To economically hedge our exposure to currency fluctuations from these investments, we have from time to time entered into foreign currency forward contracts. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in accumulated other comprehensive income. Realized foreign exchange gains or losses from the sale of our non-U.S. dollar fixed maturity investments available for sale, realized and unrealized foreign exchange gains or losses from the sale of our non-U.S. dollar fixed maturity investments trading and other investments, and foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in our statements of operations. At December 31, 2009, the Company had outstanding investment portfolio related foreign currency contracts of $316.7 million in short positions and $95.2 million in long positions, denominated in U.S. dollars. During 2009, we recorded a loss of $6.4 million (2008 – gain of $5.8 million, 2007 – loss of $15.1 million) on our foreign currency forward contracts related to hedging our non-U.S. dollar investments. This was offset by a gain of $5.5 million (2008 – loss of $4.9 million) on our non-U.S. dollar denominated investments. In addition, we recorded a gain of $2.6 million in accumulated other comprehensive income (2008 – loss of $3.3 million) related to the change in unrealized foreign exchange gains (losses) on non-U.S. dollar investments which are classified as available for sale. In the future, we may choose to increase our exposure to non-U.S. dollar investments.

Energy and Risk Management Operations Related Foreign Currency Contracts

The Company’s energy and risk management operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. At December 31, 2009, the total notional amount in U.S. dollars of the Company’s energy and risk management operations related foreign currency contracts was $13.0 million. For the year ended December 31, 2009, the Company incurred losses of $0.5 million (2008 – generated income of $0.1 million, 2007 – $nil) on its foreign currency forward and option contracts related to its energy and risk management operations.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments, short term investments, premiums receivable and ceded reinsurance balances. At December 31, 2009 and 2008, our invested asset portfolio had a dollar weighted average rating of AA. From time to time, we purchase credit derivatives to hedge our exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. We account for credit derivatives at fair value and record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of the credit derivatives are determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. The fair value of these credit derivatives, as recognized in other liabilities in our balance sheet at December 31, 2009, was $0.5 million (2008 – $0.9 million). During 2009, we recorded gains of $0.3 million (2008 – $1.1 million, 2007 – $0.5 million) in our consolidated statement of operations.

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

Energy and Weather-Related Derivative Risk

Energy and Risk Management Operations

Through Renaissance Trading, we transact certain derivative-based risk management products primarily to address weather and energy risk and engage in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a significant percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on our consolidated balance sheet in other assets and other liabilities and totaled $17.0 million and $25.1 million, respectively, at December 31, 2009 (2008 – $41.7 million and $38.8 million, respectively). During 2009, we generated income related to these derivatives of $52.3 million (2008 – $33.7 million), which is included in other income (loss) and represents net settlements and changes in the fair value of these contracts. Any realized gains or losses are included in the calculation. Generally, the Company’s current portfolio of such derivative contracts are of comparably short duration and are frequently seasonal in nature. It is possible the duration of derivative contracts in this portfolio will lengthen in the future.

We use, among other things, value-at-risk (“VaR”) analysis to monitor the risks associated with our energy and weather derivatives trading portfolio. VaR is a tool that measures the potential loss that could occur if our trading positions were maintained over a defined period of time, calculated at a given statistical confidence level. Due to the seasonal nature of our energy and weather derivatives trading activities, the VaR is based on a rolling two season (one-year) holding period assuming no dynamic trading during the holding period. A 99% confidence level is used for the VaR analysis. A 99% confidence level implies that within a one-year period, the potential loss in our portfolio is not expected to exceed the VaR estimate in 99% of the possible modeled outcomes. In the remaining estimated 1% of the possible outcomes, the anticipated potential loss is expected to be higher than the VaR figure, and on average substantially higher.

The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. The expected value of the risk factors in our portfolio are generally obtained from exchange-traded futures markets. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on our estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. Management then estimates the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes is realized. The 99th percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming normal distribution of market risk factors, (ii) future movements in market risk factors follow estimated historical movements, and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. We expect that, for any given period, our actual results will differ from our assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR.

At December 31, 2009, the estimated VaR for our portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $23.1 million. The average, low and high amounts calculated by our VaR analysis during the year ended December 31, 2009 were $21.5 million, $0.1 million and $46.4 million, respectively.

Cat-Linked Securities

In addition, we have entered into a credit derivatives agreement with respect to cat-linked securities whereby we have sold cat-linked securities with a par amount of $27.5 million at December 31, 2009 (2008 – $77.4 million) to a bank, while retaining the underlying risk. The agreement allows us to repurchase these securities at par and obligates us to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of this transaction, we are receiving the spread over LIBOR for each of the cat-linked securities subject to the credit derivatives agreement, less a financing fee. The credit derivatives agreement is accounted for at fair value with changes in fair value recognized in other loss. We recognized $3.9 million (2008 – $2.2 million, 2007 – $2.0 million) of other income in our consolidated statements of operations in 2009 from this transaction. A 10% decrease in the value of securities underlying the credit derivatives agreement would negatively impact our results by $2.8 million.

Equity Price Risk

We are exposed to equity price risk due to our investment in a warrant to purchase common shares of Platinum, which we carry on our balance sheet at fair value, as well as to our investments in hedge funds, private equity funds and other investments as described below. The risk to the Platinum warrant is the potential for loss in fair value resulting from a decrease in the price of Platinum’s common stock. The aggregate fair value of this investment in Platinum was $34.9 million at December 31, 2009 (2008 – $29.9 million). A hypothetical 10 percent decline in the price of Platinum stock, holding all other factors constant, would have resulted in a $7.7 million decline in the fair value of the warrant (assuming no other changes to the inputs to the Black-Scholes option valuation model that we use). The decline in the fair value of the warrant would be recorded in other income (loss).

We are also indirectly exposed to equity market risk through our investments in: 1) some hedge funds that have net long equity positions; 2) private equity partnerships whose exit strategies often depend on the equity markets; such investments totaled $340.3 million at December 31, 2009 (2008 – $364.7 million); and 3) our investments in other ventures, under equity method, which totaled $97.3 million at December 31, 2009 (2008 – $99.9 million). A hypothetical 10 percent decline in the prices of these hedge funds, private equity partnerships and investments in other ventures, under equity method, holding all other factors constant, would have resulted in a $43.8 million decline in the fair value of these investments at December 31, 2009.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On February 16, 2010, the Compensation/Governance Committee of the Board (the “Committee”) approved a form of award agreement for purposes of granting restricted stock units (“RSUs”) under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan (the “RSU Plan”) and determined that the Company’s named executive officers were eligible to participate under the RSU plan.

RSUs granted pursuant to the RSU Plan represent the right to receive, subject to vesting and forfeiture conditions as determined by the Committee, a cash amount equal to the fair market value of one common share of the Company upon vesting and settlement. In the event the Company declares a cash dividend payable to holders of common shares, each outstanding RSU will entitle its holder to receive, upon settlement (and subject to the vesting conditions applicable to such award), an amount equal to such cash dividend. Unless otherwise provided in an award agreement or in an applicable executive’s employment agreement, in the event a holder is terminated for any reason, all of his unvested RSUs will be forfeited. Pursuant to the form of award agreement approved by the Committee, if a holder achieves retirement eligibility (as defined by the Company’s retirement policies), any RSUs that have been held by such holder for at least one year shall immediately vest. A holder’s RSUs will also vest upon his death or a termination due to disability. All awards granted under the RSU Plan will be subject to incentive compensation clawback and recoupment policies implemented by the Board from time to time.

The RSU Plan provides for RSUs to be adjusted as appropriate to reflect changes in the outstanding stock or capital structure of the Company, the declaration of any extraordinary dividend, or any change in applicable laws or circumstances that results or could result in the substantial dilution or enlargement of participants’ rights under the RSU Plan. Pursuant to the RSU Plan, in the event of a change in control of the Company (as defined in the RSU Plan), all then-outstanding RSUs shall be deemed to have vested immediately prior to such change in control, and such RSUs shall be settled in cash on the date of such change in control.

The Board or the Committee may terminate the RSU Plan at any time and may amend or suspend the RSU Plan at any time and from time to time, except that the rights provided under RSUs outstanding at the time of any such termination, amendment, or suspension shall not be impaired by such amendment (unless the participant consents in writing) or suspension or termination.

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

3.	Exhibits

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (4)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (5)

10.3	Amendment No. 1, dated as of March 1, 2007, to the Employment Agreement, dated as of February 22, 2006 by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (6)

10.4	Amendment No. 2, dated as of November 19, 2008, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (7)

10.5	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (8)

10.6	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (9)

10.7	Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and Fred R. Donner. (10)

10.8	Separation, Consulting, and Release Agreement, dated as of June 12, 2009, by and between RenaissanceRe Holdings Ltd. and Fred R. Donner. (11)

10.9	Employment Agreement, dated as of June 10, 2009, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (11)

10.10	Amendment No. 1 the Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (9)

10.11	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (10)

10.12	Separation, Consulting, and Release Agreement, dated January 11, 2010, by and between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (9)

10.13	Separation, Consulting, and Release Agreement, dated January 11, 2010, by and between RenaissanceRe Holdings Ltd. and William J. Ashley. (9)

10.14	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr. (10)

10.15	Form of Employment Agreement for Executive Officers. (10)

10.16	Form of Amendment to Employment Agreement for Executive Officers. (13)

10.17	Form of Amendment to Employment Agreement for Executive Officers. (7)

10.18	Form of Amendment No. 3 to the Amended and Restated Employment Agreement for Executive Officers. (9)

10.19	Third Amended and Restated Credit Agreement, dated as of April 9, 2009, by and among RenaissanceRe Holdings Ltd., various financial institutions parties thereto, Bank of America, N.A., as LC Issuer and Administrative Agent for the lenders, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, The Bank of New York Mellon and Wachovia Bank, National Association, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers. (15)

10.20	First Amendment Agreement to the Third Amended and Restated Credit Agreement, dated as of November 23, 2009, by and among RenaissanceRe Holdings Ltd., the lenders named therein and Bank of America, N.A., as LC Issuer and Administrative Agent for the lenders.

10.21	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders. (16)

10.22	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.23	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.24	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.25	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.26	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.27	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (20)

10.28	Form of Option Grant Notice and Agreement pursuant to which option grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.29	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.30	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (22)

10.31	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (23)

10.32	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (22)

10.33	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.34	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.35	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (26)

10.36	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.37	Form of Restricted Stock Grant Agreement for Directors. (5)

10.38	Form of Option Grant Agreement for Directors. (5)

10.39	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Timicuan Reinsurance Ltd. has become a party to this agreement pursuant to an accession agreement. (27)

10.40	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares. (28)

10.41	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (29)

10.42	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares. (30)

10.43	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee. (12)

10.44	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003. (14)

10.45	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Syndication Agents, ING Bank N.V., as Documentation Agent, and certain Lenders party thereto. (17)

10.46	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.47	Pledge Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.48	Agreement Regarding Use of Aircraft Interest, dated as of November 17, 2009, by and between RenaissanceRe Holdings Ltd. and Neill A. Currie.

10.49	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan.

10.50	Form of Restricted Stock Unit Agreement (for grants under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2008.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 15, 2009.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 17, 2001.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the SEC on May 2, 2008.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 31, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 14, 2009.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.

(18)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(24)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 4, 2003.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the SEC on December 14, 2006.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 18, 2010.

RENAISSANCERE HOLDINGS LTD.

/s/ Neill A. Currie
Neill A. Currie
President, Chief Executive Officer,
Director

Signature	Title	Date

/s/ Neill A. Currie Neill A. Currie	President, Chief Executive Officer, Director	February 18, 2010

/s/ Jeffrey D. Kelly Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	February 18, 2010

/s/ Mark A. Wilcox Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 18, 2010

/s/ W. James MacGinnitie W. James MacGinnitie	Chairman of the Board of Directors	February 18, 2010

/s/ Thomas A. Cooper Thomas A. Cooper	Director	February 18, 2010

/s/ David C. Bushnell David C. Bushnell	Director	February 18, 2010

/s/ James L. Gibbons James L. Gibbons	Director	February 18, 2010

/s/ Jean D. Hamilton Jean D. Hamilton	Director	February 18, 2010

/s/ William F. Hecht William F. Hecht	Director	February 18, 2010

/s/ Henry Klehm, III Henry Klehm, III	Director	February 18, 2010

/s/ Ralph B. Levy Ralph B. Levy	Director	February 18, 2010

/s/ Anthony M. Santomero Anthony M. Santomero	Director	February 18, 2010

/s/ Nicholas L. Trivisonno Nicholas L. Trivisonno	Director	February 18, 2010

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young Ltd., the Independent Registered Public Accountants who also audited the Company’s consolidated financial statements. Ernst & Young Ltd.’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As described in Note 3, on January 1, 2009, RenaissanceRe Holdings Ltd. and subsidiaries adopted FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (Codified in FASB ASC Topic 810, Consolidation) on a prospective basis, except for the presentation and disclosures which were applied retrospectively for all periods presented. In addition, as described in Note 6, on April 1, 2009 the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments – Debt and Equity Securities).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RenaissanceRe Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RenaissanceRe Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of RenaissanceRe Holdings Ltd. and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 18, 2010

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2009 and 2008

(in thousands of United States Dollars, except per share amounts)

	December 31, 2009	December 31, 2008
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $3,513,183 and $2,916,991 at December 31, 2009 and 2008, respectively) (Notes 6 and 7)	$3,559,197	$2,996,885
Fixed maturity investments trading, at fair value (Amortized cost $747,983 at December 31, 2009) (Notes 6 and 7)	736,595	—
Short term investments, at fair value (Notes 6 and 7)	1,002,306	2,172,343
Other investments, at fair value (Notes 6 and 7)	858,026	773,475
Investments in other ventures, under equity method (Note 6)	97,287	99,879

Total investments	6,253,411	6,042,582
Cash and cash equivalents	260,716	274,692
Premiums receivable	589,827	565,630
Ceded reinsurance balances (Note 8)	91,852	88,019
Losses recoverable (Note 8)	194,241	299,534
Accrued investment income	31,928	26,614
Deferred acquisition costs	61,870	81,904
Receivable for investments sold	7,431	236,485
Other secured assets (Note 9)	27,730	76,424
Other assets	205,347	217,986
Goodwill and other intangibles (Note 5)	76,688	74,181

Total assets	$7,801,041	$7,984,051

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 10)	$1,702,006	$2,160,612
Reserve for unearned premiums	446,649	510,235
Debt (Note 11)	300,000	450,000
Reinsurance balances payable	381,548	315,401
Payable for investments purchased	59,236	378,111
Other secured liabilities (Note 9)	27,500	77,420
Other liabilities	256,669	290,998

Total liabilities	3,173,608	4,182,777

Commitments and Contingencies (Note 24)

Redeemable noncontrolling interest – DaVinciRe (Notes 3 and 13)	786,647	768,531

Shareholders’ Equity (Note 14)
Preference Shares: $1.00 par value – 26,000,000 shares issued and outstanding at December 31, 2009 (2008 – 26,000,000 shares)	650,000	650,000
Common shares: $1.00 par value – 61,744,857 shares issued and outstanding at December 31, 2009 (2008 – 61,503,333 shares)	61,745	61,503
Accumulated other comprehensive income	41,438	75,387
Retained earnings	3,087,603	2,245,853

Total shareholders’ equity	3,840,786	3,032,743

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$7,801,041	$7,984,051

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2009, 2008 and 2007

(in thousands of United States Dollars, except per share amounts)

	2009	2008	2007
Revenues
Gross premiums written	$1,728,932	$1,736,028	$1,809,637

Net premiums written (Note 8)	$1,206,397	$1,353,620	$1,435,335
Decrease (increase) in unearned premiums	67,419	33,204	(10,966)

Net premiums earned (Note 8)	1,273,816	1,386,824	1,424,369
Net investment income (Note 6)	323,981	24,231	402,463
Net foreign exchange (losses) gains	(13,623)	2,600	3,968
Equity in earnings (losses) of other ventures (Note 6)	10,976	13,603	(128,609)
Other income (loss)	2,021	10,252	(37,930)
Net realized and unrealized gains on fixed maturity investments (Note 6)	93,162	10,700	26,806

Total other-than-temporary impairments	(26,999)	(217,014)	(25,513)
Portion recognized in other comprehensive income, before taxes	4,518	—	—

Net other-than-temporary impairments	(22,481)	(217,014)	(25,513)

Total revenues	1,667,852	1,231,196	1,665,554

Expenses
Net claims and claim expenses incurred (Note 10)	197,287	760,489	479,274
Acquisition expenses	189,775	213,553	254,930
Operational expenses	189,686	122,165	110,464
Corporate expenses	14,240	25,635	28,860
Interest expense (Note 11)	15,111	24,633	33,626

Total expenses	606,099	1,146,475	907,154

Income before taxes	1,061,753	84,721	758,400
Income tax (expense) benefit (Note 18)	(9,094)	(568)	18,432

Net income	1,052,659	84,153	776,832
Net income attributable to redeemable noncontrolling interest – DaVinciRe (Notes 3 and 13)	(171,501)	(55,133)	(164,396)

Net income attributable to RenaissanceRe	881,158	29,020	612,436
Dividends on preference shares (Note 14)	(42,300)	(42,300)	(42,861)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$838,858	$(13,280)	$569,575

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 15)	$13.50	$(0.21)	$8.08
Net income (loss) available (attributable) to RenaissanceRe per common share – diluted (Note 15)	$13.40	$(0.21)	$7.93
Dividends per common share (Note 17)	$0.96	$0.92	$0.88

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2009, 2008 and 2007

(in thousands of United States Dollars)

	2009	2008	2007
Preference shares
Balance – January 1	$650,000	$650,000	$800,000
Repurchase of shares	—	—	(150,000)

Balance – December 31	650,000	650,000	650,000

Common shares
Balance – January 1	61,503	68,920	72,140
Repurchase of shares	(951)	(8,064)	(3,588)
Exercise of options and issuance of restricted stock awards (Note 21)	1,193	647	368

Balance – December 31	61,745	61,503	68,920

Additional paid-in capital
Balance – January 1	—	107,867	284,123
Repurchase of shares	(36,455)	(131,328)	(196,583)
Reduction in redeemable noncontrolling interest – DaVinciRe	896	—	—
Exercise of options and issuance of restricted stock awards (Note 21)	35,559	23,461	20,327

Balance – December 31	—	—	107,867

Accumulated other comprehensive income
Balance – January 1	75,387	44,719	25,217
Cumulative effect of change in accounting principle, net of taxes (1)	(76,198)	—	—
Change in net unrealized gains on investments	37,731	30,668	19,502
Portion of other-than-temporary impairments recognized in other comprehensive income	4,518	—	—

Balance – December 31	41,438	75,387	44,719

Retained earnings
Balance – January 1	2,245,853	2,605,997	2,099,017
Cumulative effect of change in accounting principle, net of taxes (1)	76,198	—	—
Net income	1,052,659	84,153	776,832
Net income attributable to redeemable noncontrolling interest – DaVinciRe (Note 13)	(171,501)	(55,133)	(164,396)
Repurchase of shares	(13,566)	(289,014)	—
Dividends on common shares	(59,740)	(57,850)	(62,595)
Dividends on preference shares	(42,300)	(42,300)	(42,861)

Balance – December 31	3,087,603	2,245,853	2,605,997

Total Shareholders’ Equity	$3,840,786	$3,032,743	$3,477,503

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Investments – Debt and Equity Securities.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2009, 2008 and 2007

(in thousands of United States Dollars)

	2009	2008	2007
Comprehensive income
Net income	$1,052,659	$84,153	$776,832
Other comprehensive income, net of tax
Change in net unrealized gains	37,033	28,788	20,273
Portion of other-than-temporary impairments recognized in other comprehensive income	4,518	—	—

Comprehensive income	1,094,210	112,941	797,105
Net income attributable to redeemable noncontrolling interest – DaVinciRe	(171,501)	(55,133)	(164,396)
Other comprehensive loss (income) attributable to redeemable noncontrolling interest – DaVinciRe	698	1,880	(771)

Comprehensive income attributable to redeemable noncontrolling interest – DaVinciRe	(170,803)	(53,253)	(165,167)

Comprehensive income attributable to RenaissanceRe	$923,407	$59,688	$631,938

Disclosure regarding net unrealized gains
Change in net unrealized gains (losses)	$108,412	$(175,646)	$20,795
Net realized and unrealized (gains) losses and net other-than-temporary impairments included in net income	(70,681)	206,314	(1,293)

Change in net unrealized gains on investments	$37,731	$30,668	$19,502

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

(in thousands of United States Dollars)

	2009	2008	2007
Cash flows provided by operating activities
Net income	$1,052,659	$84,153	$776,832
Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	9,213	(8,871)	(19,774)
Equity in undistributed (earnings) losses of other ventures	(592)	2,638	142,120
Net unrealized (gains) losses included in net investment income	(88,545)	259,398	(47,310)
Net unrealized gains included in other income (loss)	(20,378)	(4,537)	(7,315)
Net realized and unrealized investment gains on fixed maturity investments	(93,162)	(10,700)	(26,806)
Net other-than-temporary impairments	22,481	217,014	25,513
Change in:
Premiums receivable	(24,197)	(90,555)	(55,925)
Ceded reinsurance balances	(3,833)	19,897	26,055
Deferred acquisition costs	20,034	22,308	2,706
Reserve for claims and claim expenses, net	(353,313)	15,857	48,920
Reserve for unearned premiums	(63,586)	(53,101)	(15,088)
Reinsurance balances payable	66,147	39,971	(119,653)
Other	65,961	52,404	60,214

Net cash provided by operating activities	588,889	545,876	790,489

Cash flows used in investing activities
Proceeds from sales and maturities of investments available for sale	10,036,434	11,403,443	4,301,189
Purchases of investments available for sale	(10,516,908)	(10,776,997)	(4,806,219)
Proceeds from sales and maturities of investments trading	61,218	—	—
Purchases of investments trading	(845,466)	—	—
Net sales (purchases) of short term investments	1,170,037	(350,794)	589,422
Net sales (purchases) of other investments	3,994	(218,263)	(252,179)
Net purchases of investments in other ventures	(3,000)	(37,372)	(1,702)
Net (purchases) proceeds from other assets	(19,385)	6,500	—
Net purchases of subsidiaries	(2,741)	(77,631)	—

Net cash used in investing activities	(115,817)	(51,114)	(169,489)

Cash flows used in financing activities
Dividends paid – common shares	(59,740)	(57,850)	(62,595)
Dividends paid – preference shares	(42,300)	(42,300)	(42,861)
RenaissanceRe common share repurchases	(50,972)	(428,406)	(200,171)
Net (repayment) drawdown of debt	(150,000)	148,049	1,951
Redemption of 7.0% Senior Notes	—	(150,000)	—
Redemption of Series A preference shares	—	—	(150,000)
Redemption of capital securities	—	—	(103,093)
Reverse repurchase agreement	(50,042)	50,000	—
Secured asset financing	—	(11,500)	88,920
DaVinci share repurchase	—	(100,000)	—
Third party DaVinciRe share repurchase	(132,718)	43,549	(40,000)

Net cash used in financing activities	(485,772)	(548,458)	(507,849)

Effect of exchange rate changes on foreign currency cash	(1,276)	(1,838)	2,676

Net (decrease) increase in cash and cash equivalents	(13,976)	(55,534)	115,827
Cash and cash equivalents, beginning of year	274,692	330,226	214,399

Cash and cash equivalents, end of year	$260,716	$274,692	$330,226

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(amounts in tables expressed in thousands of United States (“U.S.”) dollars, except per share amounts)

NOTE 1.    ORGANIZATION

RenaissanceRe Holdings Ltd. (“RenaissanceRe”), was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries and DaVinciRe (as defined below), which are collectively referred to herein as the “Company”, RenaissanceRe provides reinsurance and insurance coverages and related services to a broad range of customers.

•

Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), the Company’s principal reinsurance subsidiary, provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•

The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Redeemable noncontrolling interest – DaVinciRe represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd. (“RUM”), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•

The Company’s Individual Risk operations include direct insurance and quota share reinsurance written through the operating subsidiaries of RenRe Insurance Holdings Ltd. (“RenRe Insurance”), formerly known as Glencoe Group Holdings Ltd. These operating subsidiaries principally include Stonington Insurance Company (“Stonington”), which writes business in the U.S. on an admitted basis, and Glencoe Insurance Ltd. (“Glencoe”) and Lantana Insurance Ltd. (“Lantana”), which write business in the U.S. on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis. The Individual Risk operations also include the results of Agro National Inc. (“Agro National”), a managing general underwriter of crop insurance.

•

RenaissanceRe Syndicate 1458 (“Syndicate 1458”) is the Company’s Lloyd’s syndicate which was licensed to start writing certain lines of insurance and reinsurance business effective June 1, 2009. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), a wholly owned subsidiary of the Company, is Syndicate 1458’s sole corporate member and RenaissanceRe Syndicate Management Ltd. (“RSML”), a wholly owned subsidiary of the Company from November 2, 2009, is the managing agent for Syndicate 1458.

•

The Company, through Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (“REAL”), transacts certain derivative-based management products primarily to address weather and energy risk and engages in hedging and trading activities related to those transactions and provides fee-based consulting services, respectively.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of RenaissanceRe and its wholly owned and majority-owned subsidiaries and DaVinciRe. All significant intercompany transactions and balances have been eliminated on consolidation. Certain prior year comparatives have been reclassified to conform to the current year presentation.

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

CLAIMS AND CLAIM EXPENSES

The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Also, during the past few years, the Company has increased its specialty reinsurance and Individual Risk business, but does not have the benefit of a significant amount of its own historical experience in certain of these lines of business. Accordingly, the setting and reserving for incurred losses in these lines of business could be subject to greater variability.

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

INVESTMENTS, CASH AND CASH EQUIVALENTS

Fixed Maturity Investments

Investments in fixed maturities are classified as available for sale or trading and are reported at fair value. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a receivable for investments sold or a payable for investments purchased. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed using the effective yield method. For mortgage-backed securities and other holdings for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. The net unrealized appreciation or depreciation on fixed maturity investments available for sale is included in accumulated other comprehensive income. The net unrealized appreciation or depreciation on fixed maturity investments trading is included in net realized and unrealized gains on fixed maturity investments. Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and, for fixed maturity investments available for sale, include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary.

During the fourth quarter of 2009, the Company started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale. The Company made this change, due in part to the new authoritative other-than-temporary impairment GAAP guidance that became effective on April 1, 2009, which has resulted in additional accounting judgments required to be made on a quarterly basis, combined with an effort to report the Company’s fixed maturity investment portfolio results in the Company’s consolidated statements of operation in a manner consistent with the way in which the Company manages the portfolio, which is on a total investment return basis. The Company currently expects to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, the Company currently expects its fixed maturity investments available for sale balance to decrease and its fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments the Company makes. This change will over time result in additional volatility in the Company’s net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded currently in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Other-Than-Temporary Impairment Effective April 1, 2009

The Company recognizes other-than-temporary impairments in earnings for its impaired fixed maturity securities available for sale (i) for which the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery and (iii) for those securities which have a credit loss. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. In periods after the recognition of other-than-temporary impairments on the Company’s fixed maturity securities available for sale, the Company accounts for such securities as if they had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. For debt securities in which other-than-temporary impairments were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be amortized into net investment income.

Other-Than-Temporary Impairment Process Prior to April 1, 2009

Under the pre-existing guidance, which was in effect for 2007, 2008 and the three months ended March 31, 2009, the Company assessed, on a quarterly basis, whether declines in the fair value of its fixed maturity investments available for sale represented impairments that were other-than-temporary based on several factors. The factors the Company considered in the assessment of a security included: (i) the time period during which there had been a significant decline below cost; (ii) the extent of the decline below cost; (iii) the Company’s intent and ability to hold the security; (iv) the potential for the security to recover in value; (v) an analysis of the financial condition of the issuer; and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company determined that there was an other-than-temporary decline in the fair value of the security, the cost of the security was written down to its fair value and the unrealized loss at the time of determination was reflected in the Company’s consolidated statements of operations.

The majority of the Company’s fixed maturity investments available for sale are managed by external investment managers in accordance with specific investment mandates and guidelines. The investment managers are directed to manage the Company’s investments to maximize total investment return in accordance with these investment mandates and guidelines. While the Company has adequate capital and liquidity to support its operations and to hold its fixed maturity investments available for sale which were in an unrealized loss position until they recover in value, the Company has not prohibited or restricted its investment managers from selling these investments and its investment managers actively trade the Company’s investments. The Company was therefore unable to represent or certify that it had the intent or ability to hold these investments until they recovered in value. As a consequence, under the pre-existing guidance which was in effect for 2007, 2008 and the three months ended March 31, 2009, the Company impaired essentially all of its fixed maturity investments available for sale that were in an unrealized loss position at each quarterly reporting date.

Short Term Investments

Short term investments, which are managed as part of the Company’s investment portfolio and have a maturity of one year or less when purchased, are carried at fair value. Cash equivalents include money market instruments with a maturity of ninety days or less when purchased.

Other Investments

Other investments are carried at fair value with interest and dividend income, income distributions and realized and unrealized gains and losses included in net investment income. The fair value of other investments is generally established on the basis of the net asset valuation criteria established by the managers of the investments. These net asset valuations are determined based upon the valuation criteria established by the governing documents of such investments. Many of the Company’s other investments are subject to restrictions on redemptions or sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of the Company’s fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s current reporting date. In these circumstances, the Company estimates the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, it uses all credible information available. This principally includes preliminary estimates reported by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has reported results, or other valuation methods, as necessary. Actual final fund valuations may differ, perhaps materially so, from the Company’s estimates and these differences are recorded in the period they become known as a change in estimate. The Company’s estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.

Investments in Other Ventures

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period. Any decline in value of investments in other ventures, under equity method considered by management to be other-than-temporary is charged to income in the period in which it is determined.

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

FAIR VALUE

The Company accounts for certain of its assets and liabilities at fair value in accordance with FASB ASC Topic Fair Value Measurements and Disclosures. FASB ASC Topic Fair Value Measurements and Disclosures clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, the guidance clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its statements of operations, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for business combinations in accordance with FASB ASC Topic Business Combinations, and goodwill and other intangible assets that arise from business combinations in accordance with FASB ASC Topic Intangibles – Goodwill and Other. A purchase price that is in excess of the fair value of the net assets acquired arising from a business combination is recorded as goodwill, and is not amortized. Other intangible assets with a finite life are amortized over the estimated useful life of the asset. Other intangible assets with an indefinite useful life are not amortized.

Goodwill and other indefinite life intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Definite life intangible assets are reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable, and tested for impairment if appropriate. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill and other intangible assets recorded in connection with investments accounted for under the equity method, are recorded as “Investments in other ventures, under equity method” on the Company’s consolidated balance sheets.

The Company has established September 30 as the date for performing its annual impairment tests. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding expense reflected in the Company’s consolidated statements of operations.

NONCONTROLLING INTEREST

The Company accounts for its redeemable noncontrolling interest in DaVinciRe in the mezzanine section of the Company’s consolidated balance sheet in accordance with the requirements of certain Securities and Exchange Commission (“SEC”) guidance which is applicable only to SEC registrants. The SEC guidance requires shares, not required to be accounted for in accordance with FASB ASC Topic Distinguishing Liabilities from Equity, and having redemption features that are not solely within the control of the issuer to be classified outside of permanent equity in the mezzanine section of the balance sheet. Because the share classes related to the noncontrolling interest portion of DaVinciRe are not considered liabilities in accordance with FASB ASC Topic Distinguishing Liabilities from Equity and have redemption features that are not solely within the control of DaVinciRe, the noncontrolling interest in DaVinciRe is disclosed in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The SEC guidance does not impact the accounting for noncontrolling interest on the consolidated statements of operations; therefore, the provisions of FASB ASC Topic Consolidation with respect to the consolidated statements of operations still apply.

EARNINGS PER SHARE

Basic earnings per share are based on weighted average common shares and exclude any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants.

In June 2008, the FASB issued guidance to determine whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under FASB ASC Topic Earnings per Share. The two-class method is used to determine earnings per share based on dividends declared on common stock and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Unvested restricted stock granted by the Company to its employees is now considered a participating security and the Company now uses the two-class method to calculate its net income available to RenaissanceRe common shareholders per common share – basic and diluted. The adoption of this guidance did not have a material effect on the Company’s prior calculations of net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic and diluted, and therefore prior periods have not been restated.

FOREIGN EXCHANGE

The Company’s functional currency is the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses which are included in the determination of net income.

TAXATION

Income taxes have been provided in accordance with the provisions of FASB ASC Topic Income Taxes, on those operations which are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on the reserve for claims and claim expenses, reserve for unearned premiums, net operating loss carryforwards, intangible assets, accrued expenses, deferred acquisition costs and certain investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Uncertain tax positions are also accounted for in accordance with FASB ASC Topic Income Taxes. Uncertain tax positions must meet a more-likely-than-not recognition threshold to be recognized.

VARIABLE INTEREST ENTITIES

The Company accounts for variable interest entities (“VIE”) in accordance with FASB ASC Topic Consolidation, which requires the consolidation of all VIE’s by the investor that will absorb a majority of the VIE’s expected losses or residual returns. Refer to “Note 12. Variable Interest Entities”, for more information.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the FASB ASC (the “Codification”) is now the authoritative source of U.S. GAAP. The Codification changes the structure of authoritative guidance to a Topic based model versus the previous model of Original Pronouncements, modified by Emerging Issues Task Force Abstracts, FASB Staff Positions, etc. Among other things, the Codification is expected to: reduce the amount of time and effort required to solve an accounting research issue; mitigate the risk of noncompliance through improved usability of the literature; provide accurate information with real-time updates as Accounting Standards Updates are released; and assist the FASB with research and convergence efforts. The adoption of the Codification did not impact the Company’s consolidated statements of operations and financial condition.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, and the FASB subsequently codified it as Accounting Standard Update (“ASU”) 2009-16, updating ASC Topic 860 Transfers and Servicing. The objective of ASU 2009-16 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 must be applied as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual period and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASU 2009-16 must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of ASU 2009-16 should be applied to transfers that occurred both before and after the effective date. The Company is currently evaluating the potential impacts of the adoption of ASU 2009-16 on its consolidated statements of operations and financial condition.

Variable Interest Entities

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R,) and the FASB subsequently codified it as ASU 2009-17, updating ASC Topic 810 Consolidations. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, as revised (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in ASU 2009-16, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the potential impacts of the adoption of ASU 2009-17 on its consolidated statements of operations and financial condition.

Investments in Certain Entities That Calculate Net Asset Value per Share

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”), which amends FASB ASC Topic Fair Value Measurements and Disclosures. ASU 2009-12 provides additional guidance on estimating the fair value of certain alternative investments, such as hedge funds, private equity investments and venture capital funds. The updated guidance allows the fair value of such investments to be determined using the net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at a value other than the NAV. In addition, the guidance requires disclosures by major category of investment regarding the attributes of the investments within the scope of the guidance, regardless of whether the fair value of the investment is measured using the NAV or other fair value technique. ASU 2009-12 shall be effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The Company adopted ASU 2009-12 in the fourth quarter of 2009 and the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial condition.

NOTE 3.    NONCONTROLLING INTEREST

In December 2007, the FASB issued authoritative guidance updating FASB ASC Topic Consolidation, specifically addressing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The primary objectives of the guidance, among other items, is to clearly identify, label and present the ownership interests in subsidiaries held by parties other than the parent on the face of the financial statements, provide guidance when dealing with changes in a parent’s ownership and provide guidance when a subsidiary is deconsolidated. Specifically, the Company is impacted by the disclosure and presentation requirements of the updated guidance as it relates to DaVinciRe. The updated guidance became effective on January 1, 2009 for the Company.

The updated guidance prescribes moving “Redeemable noncontrolling interest – DaVinciRe” from the mezzanine section of the consolidated balance sheet, to a line item, separate from the parent’s equity, in the shareholders’ equity section of the consolidated balance sheet. Similarly, the guidance, prescribes additional disclosures in the Company’s consolidated statements of operations and consolidated statements of changes in shareholders’ equity, to provide increased transparency of the impact of noncontrolling interests on the Company’s results of operations and financial position.

However, as noted above, the Company accounts for its redeemable noncontrolling interest in DaVinciRe in the mezzanine section of the consolidated balance sheet in accordance with the requirements of certain SEC guidance which is applicable only to SEC registrants. The SEC guidance requires shares, not required to be accounted for in accordance with FASB ASC Topic Distinguishing Liabilities from Equity, and having redemption features that are not solely within the control of the issuer, to be classified outside of permanent equity in the mezzanine section of the balance sheet. Because the share classes related to the noncontrolling interest portion of DaVinciRe are not considered liabilities in accordance with FASB ASC Topic Distinguishing Liabilities from Equity and have redemption features that are not solely within the control of DaVinciRe, the noncontrolling interest in DaVinciRe is disclosed in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The minority interest line item has been renamed to “Redeemable noncontrolling interest – DaVinciRe”. All prior periods have been reclassified to reflect this new standard. The SEC guidance does not impact the accounting for noncontrolling interest on the consolidated statements of operations; therefore, the provisions of FASB ASC Topic Consolidation with respect to the consolidated statements of operations still apply.

In addition to the amendments to FASB ASC Topic Consolidations, the updated guidance amends FASB ASC Topic Earnings per Share so that earnings per share data will continue to be calculated based on amounts attributable to the parent, both before and after the adoption of the updated guidance related to FASB ASC Topic Consolidation.

NOTE 4.    BUSINESS COMBINATIONS

Spectrum Partners Ltd. (“Spectrum Partners”)

On November 2, 2009, the Company acquired 100% of the outstanding and issued common shares of Spectrum Partners, the parent company and sole owner of Spectrum Syndicate Management Ltd. (“Spectrum”), now known as RSML, and Spectrum Insurance Services Ltd. Prior to acquiring the outstanding and issued common shares of Spectrum Partners, the Company had contracted with Spectrum to be the Lloyd’s managing agent of Syndicate 1458. Spectrum Partners is based in London, United Kingdom (“U.K.”), and prior to the Company’s acquisition, was an independent Lloyd’s managing agency that provided the requisite services mandated for entrants into the Lloyd’s market. One of the requirements to enter the Lloyd’s market and establish an underwriting syndicate is to obtain the services of a Lloyd’s managing agent. Generally, new entrants either solicit the services of a Lloyd’s managing agency, such as Spectrum, or acquire an existing Lloyd’s managing agent. As noted above, the Company initially contracted Spectrum to be the Lloyd’s managing agent for Syndicate 1458, and ultimately made the decision to acquire Spectrum Partners to internalize these services. The total consideration paid by the Company was $24.7 million, which includes $9.0 million of additional compensation amounts as determined in accordance with the terms of the purchase agreement. The additional amounts will be paid in cash and/or equity in accordance with the purchase agreement over four years from the date of acquisition and will be accounted for as compensation costs in operating expenses, separate from the acquisition of the outstanding and issued common shares of Spectrum, as these amounts relate to agreements for the prior owners to continue providing services. In connection with the purchase, the Company recorded $3.1 million of intangible assets and $5.9 million of goodwill in the fourth quarter of 2009. The acquisition of Spectrum Partners expedited the Company’s entrance into the Lloyd’s market. Other factors that added to the value of Spectrum included its Lloyd’s managing agency license, future revenue streams from existing customers, Lloyd’s relationships and workforce. These factors resulted in a purchase price greater than the fair value of the net assets acquired and the recognition of goodwill and intangible assets. The acquisition of the net assets was accounted for using the purchase method in accordance with FASB ASC Topic Business Combinations.

The fair value of the assets and liabilities acquired and allocation of purchase price is summarized as follows:

Purchase price		$15,728

Assets acquired
Cash and cash equivalents	$7,728
Accounts and notes receivable and prepaid expenses	1,522

Tangible assets acquired		9,250

Intangible asset – Lloyd’s managing agency license	1,867
Intangible asset – Customer relationships	1,252

Intangible assets acquired		3,119

Liabilities acquired
Accounts and notes payable	(1,671)
Deferred tax liability	(831)

Liabilities acquired		(2,502)

Excess purchase price – Goodwill		$5,861

Amounts determined to be a separate transaction (1)		$8,964

Total consideration		$24,692

(1)	Represents stock and cash that will be issued to the former owners for certain services in accordance with the purchase agreement. These amounts are payable over a four year period and will be expensed as incurred.

The Lloyd’s managing agency license represents the value of the managing agency license with Lloyd’s and is not subject to amortization, but will be reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Lloyd’s managing agency license is considered to have an indefinite estimated useful life. The customer relationships represent the value of existing revenue streams generated by Spectrum and is estimated to have a useful life of six years. The customers relationships are being amortized over six years. During 2009, the Company recorded $35 thousand of intangible asset amortization related to these intangibles.

The estimated remaining amortization expense for intangible assets is as follows:

2010	$209
2011	209
2012	209
2013	209
2014 and thereafter	381

Total remaining amortization expense	$1,217

Indefinite lived	$1,867

The operating results of Spectrum have been included in the consolidated financial statements from November 2, 2009, the date of acquisition. The impact on the Company’s consolidated statements of operations was not material.

Agro National

On June 2, 2008, the Company acquired substantially all the assets and assumed certain liabilities of Agro National, LLC. Agro National is based in Council Bluffs, Iowa and is a managing general underwriter of crop insurance. Agro National offers high quality risk protection products and services to the agricultural community throughout the U.S. Agro National participates in the U.S. federal government’s Multiple Peril Crop Insurance Program and has been writing business on behalf of Stonington, a wholly owned subsidiary of the Company, since 2004. The base purchase price paid by the Company was $80.5 million, plus additional amounts as determined in accordance with the terms of the asset purchase agreement. The additional amounts, if any, will be paid in cash in 2011 within 30 days after the annual settlement date of the 2010 crop year. The additional amounts are calculated in accordance with the terms of the asset purchase agreement and include a payment of 33% of the cumulative adjusted excess profit for the 2008, 2009 and 2010 crop years. The cumulative adjusted excess profit is based on the profit, if any, in excess of a 20% cumulative return on net retained premium for the 2008, 2009 and 2010 crop years, as further defined in the agreement. In connection with the purchase, the Company recorded $46.3 million of intangible assets and $20.4 million of goodwill in the second quarter of 2008. The additional amounts, if any, as discussed above will be recorded as an increase in goodwill in the period in which the contingency is resolved and the consideration becomes issuable. The acquisition was undertaken to purchase the distribution channel for the Company’s crop insurance business which was previously conducted through a managing general agency contractual relationship with Agro National, LLC. Other factors that added to the value of Agro National, LLC included its agent relationships, systems and technology, brand name and workforce. These factors resulted in a purchase price greater than the fair value of the net assets acquired and the recognition of goodwill and intangible assets. The acquisition of the net assets was accounted for using the purchase method in accordance with FASB ASC Topic Business Combinations.

The fair value of the assets and liabilities acquired and allocation of purchase price is summarized as follows:

Total purchase price		$80,500

Assets acquired
Cash and cash equivalents	$4,867
Accounts and notes receivable	31,241
Property and equipment	378
Software	12,600
Other assets	14

Tangible assets acquired		49,100

Intangible asset – Agent relationships	39,900
Intangible asset – Trade name	3,500
Intangible asset – Covenants not-to-compete	2,900

Intangible assets acquired		46,300

Liabilities acquired
Accounts payable and accrued liabilities	(35,345)

Liabilities acquired		(35,345)

Excess purchase price – Goodwill		$20,445

Agent relationships represent the value of the existing non-contractual relationships Agro National, LLC had with its insurance agents. Agent relationships have a finite estimated useful life of approximately 20 years and are being amortized in proportion to their expected cash flows. The trade name represents the value of the Agro National, LLC brand and is estimated to have a useful life of 25 years. The trade name is being amortized straight line over 25 years. Covenants not-to-compete represent non-compete agreements with key employees of Agro National, LLC. These agreements are being amortized straight line over their contractual life which has a weighted average life of approximately four years. During 2009, the Company recorded $4.5 million of intangible asset amortization related to these intangibles (2008 – $4.2 million).

The estimated remaining amortization expense for the intangible assets is as follows:

2010	$4,349
2011	4,205
2012	3,623
2013	3,045
2014 and thereafter	22,450

Total	$37,672

Operating results of Agro National have been included in the consolidated financial statements from June 2, 2008, the date of acquisition. FASB ASC Topic Business Combinations requires the following selected unaudited pro-forma information be provided to present a summary of the combined results of the Company and Agro National assuming the transaction had been effective January 1, 2008. The results for the year ended

December 31, 2009 include Agro National and are therefore the same as the Company’s consolidated results. The unaudited pro-forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

Year ended December 31,	2009	2008	2007
		(unaudited)	(unaudited)

Gross premiums written	$1,728,932	$1,736,028	$1,809,637
Net premiums earned	$1,273,816	$1,386,824	$1,424,369
Total revenue	$1,667,852	$1,231,196	$1,665,554
Total expenses	$606,099	$1,137,584	$899,640
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$838,858	$(4,389)	$577,089
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$13.50	$(0.07)	$8.18
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$13.40	$(0.07)	$8.03

The pro-forma net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted for the year ended December 31, 2008 of $(0.07) (2007 – $8.03), compares to actual results of $(0.21) for the year ended December 31, 2008 (2007 – $7.93).

Effective April 1, 2008, the Company purchased substantially all the assets of Claims Management Services, Inc. (“CMS”). CMS was subsequently renamed Glencoe Group Claims Management Inc. (“Glencoe Claims”). Glencoe Claims has a proprietary network of licensed adjusters and offers services on a national basis and was merged into RenRe North America Inc. during 2009. The Company handles claims services solely for its own business and is not currently providing claims services to third parties. The base purchase price paid by the Company was $3.8 million, plus additional amounts as determined in accordance with the terms of the asset purchase agreement. During 2009, the contingent additional amounts were finalized and an additional $1.5 million was paid in accordance with the terms of the asset purchase agreement to the former owner and was expensed as incurred and included in operating expenses. This payment was deemed a separate transaction from the purchase of substantially all the assets of CMS as it related to compensation to the former owner for post-acquisition services. In connection with the purchase, the Company acquired net assets with a fair value of $0.5 million and recorded $3.3 million of goodwill.

NOTE 5.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows an analysis of goodwill and other intangible assets for the years ended December 31, 2008 and 2009:

	Goodwill and other intangibles
	Goodwill	Other intangible assets	Total

Balance as of December 31, 2007	$2,298	$3,939	$6,237
Acquired during the year	23,710	50,910	74,620
Amortization	—	(6,676)	(6,676)
Impairment losses	—	—	—

Balance as of December 31, 2008
Gross amount	26,008	54,849	80,857
Accumulated impairment losses and amortization	—	(6,676)	(6,676)

	26,008	48,173	74,181
Acquired during the year	5,861	3,119	8,980
Amortization	—	(6,473)	(6,473)
Impairment losses	—	—	—

Balance as of December 31, 2009
Gross amount	31,869	57,968	89,837
Accumulated impairment losses and amortization	—	(13,149)	(13,149)

	$31,869	$44,819	$76,688

During 2009, the acquisitions of goodwill and other intangible assets relates to the Company’s acquisition of all the outstanding and issued shares of Spectrum Partners, and in 2008, the majority of the increase in goodwill and other intangible assets relates to the asset acquisitions of Agro National, LLC and CMS as described in “Note 4. Business Combinations”. In addition during 2008, the Company acquired other intangible assets of $4.6 million relating to a small acquisition and the purchase of patents.

The following table shows an analysis of goodwill and other intangible assets included in investments in other ventures, under equity method for the years ended December 31, 2009 and 2008:

	Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total

Balance as of December 31, 2007	$—	$—	$—
Acquired during the year	8,477	44,323	52,800
Amortization	—	(2,980)	(2,980)
Impairment losses	—	—	—

Balance as of December 31, 2008
Gross amount	8,477	44,323	52,800
Accumulated impairment losses and amortization	—	(2,980)	(2,980)

	8,477	41,343	49,820
Acquired during the year	—	—	—
Amortization	—	(6,009)	(6,009)
Impairment losses	—	—	—

Balance as of December 31, 2009
Gross amount	8,477	44,323	52,800
Accumulated impairment losses and amortization	—	(8,989)	(8,989)

	$8,477	$35,334	$43,811

The gross carrying value and accumulated amortization by major category of other intangible asset as of December 31, 2009, is shown below:

	Other intangible assets
	Gross carrying value	Accumulated amortization	Total

Customer relationships and customer lists	$79,385	$(14,783)	$64,602
Covenants not-to-compete	5,030	(1,604)	3,426
Patents and intellectual property	4,500	(439)	4,061
Software	3,350	(1,005)	2,345
Trademarks and trade names	4,110	(258)	3,852
Lloyd’s managing agency license	1,867	—	1,867

	$98,242	$(18,089)	$80,153

The useful life of intangible assets with finite lives ranges from 1 to 25 years, with a weighted-average amortization period of 15 years. Expected amortization of the intangible assets, including intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other intangibles	Other intangible assets included in investments in other ventures, under equity method	Total

2010	$4,964	$5,670	$10,634
2011	4,819	5,161	9,980
2012	4,238	4,653	8,891
2013	3,627	3,979	7,606
2014 and thereafter	25,304	15,871	41,175

Total remaining amortization expense	$42,952	$35,334	$78,286
Indefinite lived	1,867	—	1,867

Total	$44,819	$35,334	$80,153

NOTE 6.    INVESTMENTS

Fixed Maturity Investments Available For Sale

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and other-than-temporary impairments of fixed maturity investments available for sale at December 31, 2009 and 2008:

		Included in Accumulated Other Comprehensive Income
At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)

U.S. treasuries	$599,930	$691	$(2,689)	$597,932	$—
Agencies	164,071	1,627	(121)	165,577	—
Non-U.S. government (Sovereign debt)	171,137	8,706	(557)	179,286	(88)
FDIC guaranteed corporate	850,193	6,175	(380)	855,988	—
Non-U.S. government-backed corporate	248,888	1,557	(1,699)	248,746	—
Corporate	811,304	32,128	(4,556)	838,876	(4,659)
Agency mortgage-backed securities	289,433	4,521	(1,526)	292,428	—
Non-agency mortgage-backed securities	35,071	1,888	(576)	36,383	(2,949)
Commercial mortgage-backed securities	253,713	2,183	(4,424)	251,472	—
Asset-backed securities	89,443	3,598	(532)	92,509	(1,531)

Total fixed maturity investments available for sale	$3,513,183	$63,074	$(17,060)	$3,559,197	$(9,227)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments – Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

		Included in Accumulated Other Comprehensive Income
At December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasuries	$462,489	$4,991	$—	$467,480
Agencies	431,527	16,994	—	448,521
Non-U.S. government (Sovereign debt)	51,904	3,466	—	55,370
FDIC guaranteed corporate	202,064	5,329	—	207,393
Non-U.S. government-backed corporate	2,903	627	—	3,530
Corporate	515,955	22,020	—	537,975
Agency mortgage-backed securities	731,679	25,223	—	756,902
Non-agency mortgage-backed securities	98,104	568	—	98,672
Commercial mortgage-backed securities	254,373	647	—	255,020
Asset-backed securities	165,993	29	—	166,022

Total fixed maturity investments available for sale	$2,916,991	$79,894	$—	$2,996,885

Fixed Maturity Investments Trading

The following table summarizes the fair value of fixed maturity investments trading at December 31, 2009:

At December 31, 2009	Fair Value

U.S. treasuries	$320,225
Non-U.S. government (Sovereign debt)	18,773
Corporate	296,628
Agency mortgage-backed securities	100,969

Total fixed maturity investments trading	$736,595

Net realized and unrealized gains on fixed maturity investments include net unrealized losses on fixed maturity investments, trading of $11.4 million for the year ended December 31, 2009.

Contractual maturities of fixed maturity investments are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Trading		Total Fixed Maturity Investments
At December 31, 2009	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in less than one year	$79,600	$80,992	$2,286	$2,288	$81,886	$83,280
Due after one through five years	2,454,190	2,481,597	392,212	385,800	2,846,402	2,867,397
Due after five through ten years	275,796	284,122	217,414	214,260	493,210	498,382
Due after ten years	35,938	39,695	33,665	33,277	69,603	72,972
Mortgage-backed securities	578,216	580,282	102,406	100,970	680,622	681,252
Asset-backed securities	89,443	92,509	—	—	89,443	92,509

Total	$3,513,183	$3,559,197	$747,983	$736,595	$4,261,166	$4,295,792

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,	2009	2008	2007

Fixed maturity investments	$160,550	$201,220	$176,785
Short term investments	9,924	48,437	118,483
Other investments
Hedge funds and private equity investments	18,279	(101,779)	87,985
Other	145,367	(117,867)	17,469
Cash and cash equivalents	855	7,452	11,026

	334,975	37,463	411,748
Investment expenses	(10,994)	(13,232)	(9,285)

Net investment income	$323,981	$24,231	$402,463

Net realized gains on the sale of investments are determined on the basis of the first in first out cost method and for fixed maturity investments available for sale include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. During the fourth quarter of 2009, the Company started designating upon acquisition, certain fixed maturity investments as trading. As a result, unrealized gains (losses) on fixed maturity investments designated as trading, are recorded in net realized and unrealized gains (losses) on the Company’s consolidated statement of operations. Unrealized gains (losses) on the Company’s fixed maturity investments available for sale, are recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet. The Company’s net realized and unrealized gains on fixed maturity investments and net other-than-temporary impairments are as follows:

Year ended December 31,	2009	2008	2007

Gross realized gains	$143,733	$99,634	$35,923
Gross realized losses	(39,183)	(88,934)	(9,117)

Net realized gains on fixed maturity investments	104,550	10,700	26,806
Net unrealized losses on fixed maturity investments, trading	(11,388)	—	—

Net realized and unrealized gains on fixed maturity investments	$93,162	$10,700	$26,806

Total other-than-temporary impairments	(26,999)	(217,014)	(25,513)
Portion recognized in other comprehensive income, before taxes	4,518	—	—

Net other-than-temporary impairments	$(22,481)	$(217,014)	$(25,513)

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

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasuries	$551,203	$(2,689)	$—	$—	$551,203	$(2,689)
Agencies	75,537	(121)	—	—	75,537	(121)
Non-U.S. government (Sovereign debt)	39,119	(540)	209	(17)	39,328	(557)
FDIC guaranteed corporate	156,989	(380)	—	—	156,989	(380)
Non-U.S. government-backed corporate	106,971	(1,699)	—	—	106,971	(1,699)
Corporate	253,828	(4,069)	7,893	(487)	261,721	(4,556)
Agency mortgage-backed securities	156,288	(1,348)	3,818	(178)	160,106	(1,526)
Non-agency mortgage-backed securities	2,558	(54)	9,120	(522)	11,678	(576)
Commercial mortgage-backed securities	77,796	(1,089)	32,184	(3,335)	109,980	(4,424)
Asset-backed securities	4,605	(18)	14,407	(514)	19,012	(532)

Total	$1,424,894	$(12,007)	$67,631	$(5,053)	$1,492,525	$(17,060)

At December 31, 2009, the Company held 108 fixed maturity investments available for sale securities that were in an unrealized loss position and does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its investments for the year ended December 31, 2009 and 2008, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

At December 31, 2009, $431.2 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including $62.1 million on deposit, or in trust accounts for the benefit of U.S. state regulatory authorities.

Under the terms of certain reinsurance contracts, certain of the Company’s subsidiaries and joint ventures may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. To support the Company’s letters of credit, participating operating subsidiaries and joint ventures have pledged shares of Renaissance Investment Holdings Ltd. (“RIHL”) and other securities owned by them as collateral. At December 31, 2009, the Company had pledged RIHL shares and other securities in the amount of $1.1 billion to support its letters of credit.

Other-Than-Temporary Impairment Process Prior to April 1, 2009

Under the pre-existing guidance, which was in effect for 2007, 2008 and the three months ended March 31, 2009, the Company assessed, on a quarterly basis, whether declines in the fair value of its fixed maturity investments available for sale represented impairments that were other-than-temporary based on several factors. The factors the Company considered in the assessment of a security included: (i) the time period during which there had been a significant decline below cost; (ii) the extent of the decline below cost; (iii) the Company’s intent and ability to hold the security; (iv) the potential for the security to recover in value; (v) an analysis of the financial condition of the issuer; and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company determined that there was an other-than-temporary decline in the fair value of the security, the cost of the security was written down to its fair value and the unrealized loss at the time of determination was reflected in the Company’s consolidated statements of operations.

The majority of the Company’s fixed maturity investments available for sale are managed by external investment managers in accordance with specific investment mandates and guidelines. The investment managers are directed to manage the Company’s investments to maximize total investment return in accordance with these investment mandates and guidelines. While the Company has adequate capital and liquidity to support its operations and to hold its fixed maturity investments available for sale which were in an unrealized loss position until they recover in value, the Company has not prohibited or restricted its investment managers from selling these investments and its investment managers actively traded the Company’s investments. The Company was therefore unable to represent or certify that it had the intent or ability to hold these investments until they recovered in value. As a consequence, under the pre-existing guidance, the Company impaired essentially all of its fixed maturity investments available for sale that were in an unrealized loss position at each quarterly reporting date. For the three months ended March 31, 2009, and the years ended December 31, 2008 and 2007, respectively, the Company recorded other-than-temporary impairments of $19.0 million, $217.0 million and $25.5 million, respectively. As of each of March 31, 2009, December 31, 2008 and December 31, 2007, respectively, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position.

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

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the year ended December 31, 2009, the Company recognized $1.3 million, of other-than-temporary impairments due to the Company’s intent to sell these securities as of December 31, 2009.

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2009, the Company recognized $nil of other-than-temporary impairments due to required sales.

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

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the year ended December 31, 2009, the Company recognized $21.2 million, respectively, of credit related other-than-temporary impairments which were recognized in earnings and $4.5 million, respectively, related to other factors which were recognized in other comprehensive income.

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income for the year ended December 31, 2009:

Nine months ended December 31, 2009 (1)

Balance – April 1, 2009	$10,620
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	3
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1,779
Reductions:
Securities sold during the period	(2,415)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance – December 31, 2009	$9,987

(1)	Table is for the nine months ended December 31, 2009, rather than the year ended December 31, 2009, as updated guidance related to the recognition and presentation of other- than-temporary impairments under FASB ASC Topic Financial Instruments – Debt and Equity Securities, became effective April 1, 2009 for the Company.

Other Investments

The table below shows the Company’s portfolio of other investments:

At December 31,	2009	2008

Private equity partnerships	$286,108	$258,901
Senior secured bank loan funds	245,701	215,870
Catastrophe bonds	160,051	93,085
Non-U.S. fixed income funds	75,891	81,719
Hedge funds	54,163	105,838
Miscellaneous other investments	36,112	18,062

Total other investments	$858,026	$773,475

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $163.6 million (2008 – loss of $219.6 million, 2007 – income of $105.5 million) of which $88.5 million was related to net unrealized gains (2008 – net unrealized loss of $259.4 million, 2007 – net unrealized gains of $47.3 million).

As of December 31, 2009, the Company has committed capital to private equity partnerships and other entities of $650.7 million, of which $424.2 million has been contributed.

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At December 31, 2009	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Private equity partnerships	$286,108	$182,493	See below	See below
Senior secured bank loan funds	245,701	—	See below	See below
Non-U.S. fixed income funds	75,891	—	Monthly, bi-monthly	5 – 20 days
Hedge funds	54,163	—	Annually, bi-annually	45 – 90 days

Total other investments measured using net asset valuations	$661,863	$182,493

Private equity partnerships – Included in the Company’s investments in private equity partnerships are alternative asset limited partnerships that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; oil, gas and power; and secondaries. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. The Company generally has no right to redeem its interest in any of these private equity partnerships in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable limited partnership. If these investments were held, it is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years.

Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $147.1 million are redeemable, in whole or in part, on a monthly basis. Currently, the Company generally has no right to redeem its remaining $98.6 million investment in bank loan funds in advance of dissolution of the applicable funds. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable fund. If these investments were held, it is estimated that the majority of the underlying assets of the funds would liquidate over 6 to 8 years. It is the Company’s understanding that the management of the senior secured bank loan funds which currently cannot generally be redeemed is planning to restructure these investments during 2010, in such a way that the Company may have the option to transfer its investment to a fund structure which the Company would liquidate in the near term, although the Company cannot assure you this restructuring will be consummated.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds, non-U.S. convertible securities and high income convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Investments of $45.2 million are redeemable, in whole or in part, on a bi-monthly basis. The remaining $30.7 million can generally only be redeemed by the Company at a rate of 10% per month. These investments may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies without limiting itself to a pre-defined strategy or set of strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; credit, distressed credit and structured credit investments and arbitrage; capital structure arbitrage; and private investments. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Included in the Company’s hedge fund investments is $10.7 million of side pocket investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

Investments in Other Ventures, under Equity Method

The table below shows the Company’s portfolio of investments in other ventures, under equity method:

Year ended December 31,	2009			2008
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value

Tower Hill Companies	$50,000	25.0%	$41,544	$50,000	25.0%	$47,699
Top Layer Re	13,125	50.0%	26,329	13,125	50.0%	25,367
Tower Hill	10,000	28.6%	14,437	10,000	28.6%	15,227
Other	12,040	n/a	14,977	12,040	n/a	11,586

Total investments in other ventures, under equity method	$85,165		$97,287	$85,165		$99,879

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

The Company originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively. In May 2007, the Company invested $10.0 million in Starbound II, which represented a 9.8% equity ownership interest in Starbound II, and in December 2007 the Company invested an additional $9.2 million in Starbound II which increased the Company’s investment and ownership percentage to $19.2 million and 17.1%, respectively. Effective July 31, 2008, Starbound II repurchased the outstanding shares of its investors at book value; as a result, the Company now owns 100% of Starbound II and consequently, Starbound II became a consolidated entity effective August 1, 2008.

The Company’s share of the equity in earnings of Tower Hill and the Tower Hill Companies are reported one quarter in arrears.

Investments in other ventures, under equity method, also includes the Company’s investment in ChannelRe Holdings Ltd. (“ChannelRe”) of $nil (2008 – $nil). During 2007, ChannelRe, suffered a significant net loss which reduced ChannelRe’s GAAP shareholders’ equity below $nil. The net loss was driven by unrealized mark-to-market losses related to financial guaranty contracts accounted for as derivatives under GAAP. As a result, the Company reduced its carried value in ChannelRe to $nil which negatively impacted the Company’s net income by $151.8 million in 2007. As a result of reducing the Company’s carried value in ChannelRe to $nil, combined with the fact that the Company has no further contractual obligations to provide capital or other support to ChannelRe, the Company believes it currently has no further negative economic exposure to ChannelRe. Since ChannelRe remained in a negative shareholders’ equity position during 2008 and 2009, the Company’s investment in ChannelRe continues to be carried at $nil.

The table below shows the Company’s equity in earnings (losses) of other ventures, under equity method:

Year ended December 31,	2009	2008	2007

Top Layer Re	$12,619	$11,377	$14,949
Tower Hill and the Tower Hill Companies	(2,083)	545	3,432
ChannelRe	—	—	(151,751)
Other	440	1,681	4,761

Total equity in earnings (losses) of other ventures	$10,976	$13,603	$(128,609)

Excluding ChannelRe, for which the Company’s original investment of $119.7 million exceeds the carrying value of $nil at December 31, 2009, undistributed earnings in the Company’s investments in other ventures, under equity method were $18.3 million at December 31, 2009 (2008 – $17.6 million). During 2009, the Company received $16.4 million of dividends from its investments in other ventures, under equity method (2008 – $17.2 million, 2007 – $12.8 million).

The equity in earnings (losses) of ChannelRe, Tower Hill and the Tower Hill Companies are reported one quarter in arrears, except that the Company’s 2007 results reflect the estimated fourth quarter charge from ChannelRe as it relates to unrealized mark-to-market losses in ChannelRe’s portfolio of financial guaranty contracts accounted for as derivatives under GAAP.

Refer to “Note 26. Summarized Financial Information of ChannelRe Holdings Ltd.”, for more information on ChannelRe.

NOTE 7.    FAIR VALUE MEASUREMENTS

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

FASB ASC Topic Fair Value Measurements and Disclosures prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Fair values determined by Level 1 inputs utilize unadjusted quoted prices obtained from active markets for identical assets or liabilities for which the Company has access. The fair value is determined by multiplying the quoted price by the quantity held by the Company;

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

In order to determine if a market is active or inactive for a security, the Company considers a number of factors, including, but not limited to, the spread between what a seller is asking for a security and what a buyer is bidding for the same security, the volume of trading activity for the security in question, the price of the security compared to its par value (for fixed maturity investments), and other factors that may be indicative of market activity.

There have been no material changes in the Company’s valuation techniques in the period represented by these consolidated financial statements.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed maturity investments	$4,295,792	$918,157	$3,377,635	$—
Short term investments	1,002,306	—	1,002,306	—
Other investments	858,026	—	464,113	393,913
Other secured assets	27,730	—	27,730	—
Other assets and liabilities (1)	37,947	1,030	33,350	3,567

	$6,221,801	$919,187	$4,905,134	$397,480

(1)	Other assets of $4.1 million, $34.9 million and $39.1 million are included in Level 1, Level 2 and Level 3, respectively. Other liabilities of $3.1 million, $1.5 million and $35.5 million are included in Level 1, Level 2 and Level 3, respectively.

Fixed maturity investments included in Level 1 consist of the Company’s investments in U.S. treasuries. Fixed maturity investments included in Level 2 are U.S. agencies, non-U.S. government, corporate, FDIC guaranteed corporate, non-U.S. government-backed corporate, agency mortgage-backed, mortgage-backed and asset-backed fixed maturity investments.

The Company’s fixed maturity investments portfolios are priced using broker quotations and pricing services, such as index providers and pricing vendors. The pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine prices. Prices are generally verified using third party data. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets. The Company considers these Level 2 inputs as they are corroborated with other externally obtained information.

Short term investments are considered Level 2 and fair values are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other investments (1)	Other assets and (liabilities) (2)	Total

Balance – January 1	$382,080	$(42,512)	$339,568
Total unrealized (losses) gains
Included in net investment income	(10,356)	—	(10,356)
Included in other income (loss)	—	25,716	25,716
Total realized losses
Included in net investment income	—	—	—
Included in other income (loss)	—	(18,123)	(18,123)
Total foreign exchange gains (losses)	312	(54)	258
Net purchases, issuances, and settlements	21,877	38,540	60,417
Net transfers in and/or out of Level 3	—	—	—

Balance – December 31	$393,913	$3,567	$397,480

(1)	Other investments primarily include investments in private equity partnerships and a senior secured bank loan fund.

(2)	Balance at December 31, 2009 includes $39.1 million of other assets and $35.5 million of other liabilities.

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Financial Instruments. These assets and liabilities were previously accounted for under applicable GAAP that resulted in a carrying value that approximated fair value, and as such, there were no material changes to the reported value of these assets and liabilities upon adoption of the fair value option. The Company has elected to use the guidance under FASB ASC Topic Financial Instruments, as it represents the most current authoritative GAAP. Below is a summary of the balances the Company has elected to account for at fair value:

At December 31,	2009	2008

Other investments	$858,026	$773,475
Other secured assets	27,730	76,424
Other assets and (liabilities) (1)	$9,102	$(11,209)

(1)	Balance at December 31, 2009 includes $22.6 million of other assets and $13.5 million of other liabilities. Balance at December 31, 2008 includes $2.8 million of other assets and $14.0 million of other liabilities.

Included in net investment income for the year ended December 31, 2009 is $88.5 million of net unrealized gains related to the changes in fair value of other investments. Net unrealized gains and losses related to the changes in the fair value of other secured assets and other assets and liabilities recorded in other income was a gain $1.4 million and a loss of $2.3 million, respectively, for the year ended December 31, 2009.

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value election option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $2.2 million and $nil, respectively (2008 – $2.8 million and $nil, respectively). During 2009, the Company recorded losses of $31.9 million (2008 – $9.3 million, 2007 – $36.8 million) which are included in other income (loss) and represent changes in the fair value of these contracts.

Insurance Contracts Accounted for at Fair Value

The Company assumes certain insurance contracts that are accounted for at fair value under the fair value election option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other liabilities and totaled $13.5 million at December 31, 2009 (2008 – $14.0 million). During 2009, the Company recorded unrealized gains of $1.2 million (2008 – $1.5 million, 2007 – $2.6 million), and realized losses of $3.3 million (2008 – $nil) which are included in other income (loss) and represent changes in the fair value and realized losses of these contracts.

Weather and Energy Transactions Accounted for at Fair Value

From time to time, the Company enters into certain weather and energy insurance type contracts through its trading activities that it has elected to account for at fair value under the fair value election option. These contracts are recorded on the Company’s balance sheet in other assets and totaled $0.5 million at December 31, 2009 (2008 – $nil). During 2009, the Company recorded unrealized losses of $2.8 million, which are included in other income (loss) and represent changes in the fair value of these contracts (2008 – $nil, 2007 – $nil).

NOTE 8.    CEDED REINSURANCE

The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery from reinsurers of a portion of certain claims and claim expenses, generally in excess of various retentions or on a proportional basis. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. The Company remains liable to the extent that any reinsurance company fails to meet its obligations.

The effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred for the years ended December 31, 2009, 2008 and 2007 was as follows:

Year ended December 31,	2009	2008	2007

Premiums written
Direct	$490,670	$489,866	$416,642
Assumed	1,238,262	1,246,162	1,392,995
Ceded	(522,535)	(382,408)	(374,302)

Net premiums written	$1,206,397	$1,353,620	$1,435,335

Premiums earned
Direct	$515,069	$487,223	$453,729
Assumed	1,277,449	1,301,906	1,370,997
Ceded	(518,702)	(402,305)	(400,357)

Net premiums earned	$1,273,816	$1,386,824	$1,424,369

Claims and claim expenses
Gross claims and claim expenses incurred	$284,150	$928,263	$563,758
Claims and claim expenses recovered	(86,863)	(167,774)	(84,484)

Net claims and claim expenses incurred	$197,287	$760,489	$479,274

The reinsurers with the three largest balances accounted for 40.1%, 12.7% and 10.7%, respectively, of the Company’s losses recoverable balance at December 31, 2009 (2008 – 26.6%, 18.2% and 8.1%, respectively). At December 31, 2009, the Company had a $7.6 million valuation allowance against losses recoverable (2008 – $8.7 million). The three largest company-specific components of the valuation allowance represented 29.8%, 26.3% and 12.3%, respectively, of the Company’s total valuation allowance at December 31, 2009 (2008 – 40.5%, 23.0% and 9.6%, respectively).

NOTE 9.    OTHER SECURED ASSETS AND OTHER SECURED LIABILITIES

Other secured assets and other secured liabilities represent contractual rights and obligations under a purchase agreement, contingent purchase agreement and credit derivatives agreement (collectively, the “Agreements”)

with a major bank to sell certain securities within the Company’s catastrophe-linked securities portfolio (“Cat-Linked Securities”). Under the terms of the Agreements, the Company originally sold its ownership interest in Cat-Linked Securities with a par amount of $88.9 million to the bank for $88.9 million during 2007. In 2008, the Company sold additional Cat-Linked Securities with a par amount of $17.5 million to the bank for $17.5 million. During 2009, Cat-Linked Securities with a par amount of $49.9 million matured (2008 – $29.0 million). Agreements allow the Company to repurchase these securities at par and obligate the Company to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of this transaction, the Company is receiving the spread over LIBOR on the remaining $27.5 million of Cat-Linked Securities, less a financing fee.

The Company accounted for the sale of the Cat-Linked Securities under the Agreements as a secured borrowing with a pledge of collateral under the provisions of FASB ASC Topic Transfers and Servicing, and accordingly recognized no gain or loss upon the transaction date. The credit derivatives agreement is accounted for at fair value with changes in fair value recognized in other income. As a result of the Agreements, the Company reclassified its previously recorded Cat-Linked Securities, recognized an other secured asset which totaled $27.7 million at December 31, 2009, representing the fair value of the pledged collateral and credit derivatives agreement, and recognized a $27.5 million liability, representing its obligation to repurchase the Cat-Linked Securities at par. The Company recognized $3.9 million (2008 – $2.2 million) of other income in its consolidated statements of operations in 2009 from this transaction, representing the spread over LIBOR less the financing fee on the Cat-Linked Securities for the year ended December 31, 2009, inclusive of the change in the fair value of the credit derivatives agreement.

Under the terms of the Agreements, the Company may sell other catastrophe-linked securities.

NOTE 10.    RESERVE FOR CLAIMS AND CLAIM EXPENSES

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

The Company’s estimates of claims and claim expenses are also based in part upon the estimation of claims resulting from natural and man-made disasters such as hurricanes, earthquakes, tsunamis, winter storms, terrorist attacks and other catastrophic events. Estimation by the Company of claims resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Additionally, the Company has recently increased its Individual Risk and specialty reinsurance business but does not have the benefit of a significant amount of its own historical experience in certain of these lines. Therefore, the Company uses both proprietary and commercially available models, as well as historical (re)insurance industry claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2009	2008	2007

Net reserves as of January 1	$1,861,078	$1,845,221	$1,796,301

Net incurred related to:
Current year	441,786	995,316	712,424
Prior years	(244,499)	(234,827)	(233,150)

Total net incurred	197,287	760,489	479,274

Net paid related to:
Current year	177,797	346,845	125,816
Prior years	372,803	397,787	304,538

Total net paid	550,600	744,632	430,354

Total net reserves as of December 31	1,507,765	1,861,078	1,845,221
Losses recoverable as of December 31	194,241	299,534	183,275

Total gross reserves as of December 31	$1,702,006	$2,160,612	$2,028,496

For the year ended December 31, 2009, the prior year favorable development of $244.5 million included favorable development of $249.5 million attributable to the Company’s Reinsurance segment and adverse development of $5.0 million attributable to the Company’s Individual Risk segment. Within the Company’s Reinsurance segment, the Company’s property catastrophe reinsurance unit experienced $184.4 million of favorable development on prior years’ claims and claim expense reserves and its specialty reinsurance unit experienced $65.1 million of favorable development on prior years’ claims and claim expense reserves.

The favorable development within the Company’s property catastrophe reinsurance unit of $184.4 million in 2009 was principally attributable to a reduction in ultimate net losses associated with the 2008 hurricanes, Gustav and Ike ($44.7 million); the 2005 hurricanes, Katrina, Rita and Wilma ($25.5 million); the 2007 European windstorm Kyrill ($16.7 million); the 2007 California wildfires ($14.1 million); the 2007 flooding in the U.K. ($14.6 million); and the 2004 hurricanes, Charley, Frances, Ivan and Jeanne ($11.3 million), due to better than expected reported claims activity, and with respect of the 2004 and 2005 hurricanes, the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events. The remaining favorable development within the Company’s property catastrophe reinsurance unit was due to a reduction of ultimate net losses on a variety of smaller catastrophes such as hail storms, winter freezes, floods, fires, tornadoes which occurred during the 2006 through 2008 accident years.

The favorable development within the Company’s specialty reinsurance unit of $65.1 million in 2009 was principally attributable to lower than expected claims emergence on the 2005 through 2008 underwriting years of $87.6 million, which was driven by the application of the Company’s formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves, $10.0 million due to a reduction on one claim on a contract related to the 2005 hurricanes, and partially offset by a $32.5 million increase in the Company’s estimated ultimate net losses on the 2008 Madoff matter.

The adverse development within the Company’s Individual Risk segment of $5.0 million in 2009 was principally driven by $26.9 million of adverse development in the Company’s crop insurance business primarily due to an increase in the severity of reported loss activity in 2009 on the 2008 crop year. This more than offset a $2.4 million reduction in ultimate net losses on the 2004 and 2005 hurricanes principally due to the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events, $2.1 million of favorable development due to changes in actuarial assumptions and $17.4 million of favorable development principally driven by the application of the Company’s formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

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

Net claims and claim expenses incurred were reduced by $3.3 million during 2009 (2008 – $1.9 million, 2007 – $3.3 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was reduced by $0.7 million during 2009 (2008 – $1.9 million, 2007 – $1.4 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $63.9 million are included in reinsurance balances payable at December 31, 2009 (2008 – $73.6 million) and aggregate deposit assets of $nil are included in other assets at December 31, 2009 (2008 – $nil) associated with these contracts.

NOTE 11.    DEBT

In July 2001, the Company issued $150.0 million of 7.0% Senior Notes which came due July 15, 2008. The notes were paid at maturity on July 15, 2008 using existing capital resources, as discussed below.

In January 2003, the Company issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by the Company prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. At December 31, 2009, the fair value of the 5.875% Senior Notes was $103.7 million (2008 – $93.3 million).

RenaissanceRe Holdings Ltd. Revolving Credit Facility

Effective April 9, 2009, the Company amended and restated its revolving credit facility (the “Credit Agreement”). The Credit Agreement provides for a revolving commitment of $345.0 million. As part of the $345.0 million commitment, letters of credit may be issued for the account of the Company’s subsidiaries in an aggregate amount up to $150.0 million, of which up to $75.0 million may be used for the issuance of letters of credit for the account of the Company’s non-insurance subsidiaries. On July 10, 2008, the Company borrowed $150.0 million available under its prior facility to pay at maturity its 7.0% Senior Notes which came due on July 15, 2008. This amount was repaid in full on November 9, 2009. The Company has the right, subject to satisfying certain conditions, to increase the size of the facility up to $500.0 million. Amounts borrowed under the Credit Agreement bear interest at a rate selected by the Company equal to the Base Rate or LIBOR, plus a margin, as more fully set forth in the Credit Agreement. Interest rates averaged 2.6% during the period January 1, 2009 through November 9, 2009 (2008 – 4.2%). The scheduled commitment termination date under the Credit Agreement is March 31, 2010.

The Credit Agreement contains representations, warranties and covenants that the Company believes to be customary for bank loan facilities of this type, including customary covenants limiting the ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of assets, incur liens and declare or pay dividends under certain circumstances. The Credit Agreement also contains certain financial covenants that the Company believes to be customary for reinsurance and insurance companies in revolving credit facilities of this type, which generally provide that the Company’s consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth (the “Net Worth Requirements”) of the Company and Renaissance Reinsurance shall equal or exceed $1.8 billion and $960.0 million, respectively, subject to a grace period in the case of the Net Worth Requirements which is conditioned on, among other things, Renaissance Reinsurance maintaining a certain financial strength rating, all as more fully set forth in the Credit Agreement. The Company was in compliance with the financial covenants under the Credit Agreement as of February 18, 2010.

DaVinciRe Revolving Credit Facility

DaVinciRe is a party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (the “DaVinciRe Credit Agreement”), which provides for a revolving credit facility in an aggregate amount of up to $200.0 million that matures on April 5, 2011. The term of the DaVinciRe Credit Agreement may be extended and the commitment amount may be increased to $250.0 million, provided certain conditions are met. Interest rates are based on a spread above LIBOR, and averaged approximately 1.3% during 2009 (2008 – 4.3%). The DaVinciRe Credit Agreement requires DaVinciRe and DaVinci to maintain a minimum net worth of $350.0 million and $450.0 million, respectively, and requires DaVinciRe to maintain a debt to capital ratio of no greater than 30%. DaVinciRe was in compliance with the financial covenants as of February 18, 2010. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against RenaissanceRe or its subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe Credit Agreement. Pursuant to the terms of the Credit Agreement, a default by DaVinciRe on its obligations under the DaVinciRe Credit Agreement will not result in a default under the Credit Agreement. At December 31, 2009, $200.0 million remained outstanding under the DaVinciRe Credit Agreement.

Renaissance Trading Margin Facility

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At December 31, 2009, $nil was outstanding under the facility.

Interest paid on the above debt totaled $18.7 million for the year ended December 31, 2009 (2008 – $28.2 million, 2007 – $35.5 million).

NOTE 12.    VARIABLE INTEREST ENTITIES

Timicuan Reinsurance II Ltd. (“Tim Re II”)

On May 29, 2009, Tim Re II, a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors, and the Company invested an additional $10.0 million in the non-voting Class B shares, representing a 16.8% ownership interest, providing Tim Re II with additional reinsurance capacity to accept property catastrophe excess of loss reinsurance business. Tim Re II is a Class 3 Bermuda domiciled reinsurer. The Company ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2009 to Tim Re II under a fully-collateralized facultative retrocessional reinsurance contract in return for a potential underwriting profit commission. The Class B shareholders participate in substantially all of the profits or losses of Tim Re II while the Class B shares remain outstanding. The Class B shares indemnify Tim Re II against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services – Insurance. The sale of the Class B shares was considered a reconsideration event under FASB ASC Topic Consolidation. In accordance with the provisions of FASB ASC Topic Consolidation, Tim Re II was considered a variable interest entity (“VIE”) and the Company was considered the primary beneficiary. As a result, Tim Re II is consolidated by the Company and all significant inter-company transactions have been eliminated. The Class B share capital was invested by Tim Re II in short term investments and was pledged as collateral to the Company in support of obligations arising under the reinsurance contract. Tim Re II was required to repurchase the Class B shares subsequent to December 31, 2009, which was the end of the contract period. The Company ceded $32.0 million of premium to Tim Re II under the facultative retrocessional excess of loss reinsurance contract through the period ended December 31, 2009. At December 31, 2009, the Company’s consolidated balance sheet included assets and liabilities of $65.8 million and $72.3 million, respectively, related to Tim Re II, principally reflecting reinsurance underwriting balances and investments with respect to assets and amounts payable to Class B shareholders and a reserve for unearned premiums with respect to liabilities. Effective January 1, 2010, the Company repurchased all of the outstanding Class B shares for $71.0 million, net of a $15.7 million holdback. The $15.7 million holdback is expected to be settled during 2010. Subsequent to the repurchase of the Class B shares by the Company, Tim Re II remains a consolidated subsidiary, but is no longer considered a variable interest entity.

NOTE 13.    REDEEMABLE NONCONTROLLING INTEREST – DAVINCIRE

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2009, 2008 and 2007 is recorded in the consolidated statements of operations as redeemable noncontrolling interest.

DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding the Company, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2009, in accordance with the Shareholders Agreement. The repurchase notices submitted on or before March 1, 2009 were for shares of DaVinciRe with a GAAP book value of $173.6 million at December 31, 2009. Effective January 1, 2010, DaVinciRe redeemed the shares for $173.6 million, less a $17.6 million reserve holdback, and, in a separate transaction, the Company sold a portion of its shares in DaVinciRe to a third party shareholder. The Company’s ownership in DaVinciRe was 38.2% at December 31, 2009 (2008 – 22.8%) and subsequent to the above transactions, the Company’s ownership interest in DaVinciRe increased to 41.2%.

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

The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below for the year ended December 31, 2009:

Year ended December 31, 2009	Redeemable noncontrolling interest - DaVinciRe

Balance – January 1	$768,531
Cumulative effect of change in accounting principle, net of taxes (1)	42
Purchase of shares from redeemable noncontrolling interest	(152,729)
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	171,501
Other comprehensive income attributable to noncontrolling interest	(698)

Balance – December 31	$786,647

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by FASB ASC Topic Investments – Debt and Equity Securities.

NOTE 14.    SHAREHOLDERS’ EQUITY

The aggregate authorized capital of the Company is 325 million shares consisting of 225 million common shares and 100 million preference shares.

The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2009	2008	2007
(thousands of shares)

Issued and outstanding shares – January 1	61,503	68,920	72,140
Shares repurchased	(951)	(8,064)	(3,588)
Exercise of options and issuance of restricted stock awards	1,193	647	368

Issued and outstanding shares – December 31	61,745	61,503	68,920

On May 20, 2008, the Board of Directors authorized a $500.0 million share repurchase program. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2009, $51.0 million of shares (2008 – $428.4 million) were repurchased under this program. Common shares repurchased by the Company are normally cancelled and retired. At December 31, 2009, $331.4 million remained available for repurchase under the Board authorized share repurchase program.

In December 2006, the Company raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; in March 2004, the Company raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; and in February 2003 the Company raised $100.0 million through the issuance of 4 million Series B Preference Shares at $25 per share. The Series D, Series C and Series B Preference Shares may be redeemed at $25 per share at the Company’s option on or after December 1, 2011, March 23, 2009 and February 4, 2008, respectively. Dividends on the Series D, Series C and Series B Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60%, 6.08% and 7.30% respectively, when, if, and as declared by the Board of Directors. If the Company submits a proposal to its shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, the Company may redeem the Series D Preference Shares prior to December 1, 2011, at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of the Company. During 2009, the Company declared and paid $42.3 million in preference share dividends (2008 – $42.3 million, 2007 – $42.9 million).

NOTE 15.    EARNINGS PER SHARE

The Company accounts for its weighted average shares in accordance with FASB ASC Topic Earnings per Share. Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007:

Year ended December 31,	2009	2008	2007
(thousands of shares)

Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$838,858	$(13,280)	$569,575
Amount allocated to participating common shareholders (1)	(18,473)	59	(7,667)

Net income (loss) allocated to RenaissanceRe common shareholders	$820,385	$(13,221)	$561,908

Denominator:
Denominator for basic income per RenaissanceRe common share –
Weighted average common shares	60,775	62,531	70,520
Per common share equivalents of employee stock options and restricted shares	435	880	1,305

Denominator for diluted income per RenaissanceRe common share –
Adjusted weighted average common shares and assumed conversions	61,210	63,411	71,825

Basic income (loss) per RenaissanceRe common share	$13.50	$(0.21)	$8.08
Diluted income (loss) per RenaissanceRe common share	$13.40	$(0.21)	$7.93

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

NOTE 16.    RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

The Company has entered into reinsurance agreements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance agreements with respect to business produced by Tower Hill Insurance. These reinsurance agreements include excess of loss reinsurance and four net retained personal property quota share agreements for 2009 and 2008. For the year ended December 31, 2009, the Company recorded $28.1 million (2008 – $57.3 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates related to the above mentioned contracts. Gross premiums earned totaled $58.5 million (2008 – $78.0 million) and expenses incurred were $14.3 million (2008 – $29.2 million) for the year ended December 31, 2009 related to these contracts. The Company had a net related outstanding receivable balance of $24.3 million as of December 31, 2009 (2008 – $17.0 million).

During 2008, the Company purchased $3.5 million of intangible assets from an employee of the Company, including rights, title and interest in and to patents and patent technologies, inventions and trade names. These intangible assets were owned by the employee. As part of the purchase agreement, the Company paid a set price and agreed to pay additional amounts upon successful licensing, sale, or certain other monetization by the Company of the inventions.

During 2008, the Company invested $6.0 million in Angus Partners LLC (“Angus”), representing a 40% equity interest, which is accounted for under the equity method of accounting. Angus provides commodity related risk management products to third party customers. The Company had an outstanding net liability position of $4.8 million at December 31, 2009 (2008 – $38.8 million) related to certain derivative trades with Angus. For the year ended December 31, 2009, the Company generated other income of $1.2 million (2008 – incurred an other loss of $39.4 million) related to these trades.

During 2009, the Company received distributions from Top Layer Re of $11.5 million (2008 – $15.1 million), and a management fee of $3.3 million (2008 – $3.5 million). The management fee reimburses the Company for services it provides to Top Layer Re.

During the years ended December 31, 2009, 2008 and 2007, the Company received 90.1%, 88.6% and 91.8%, respectively, of its Reinsurance segment gross premiums written from three brokers (2008 – four, 2007 – four). During November 2008, AON Corporation (“AON”) acquired the Benfield Group Limited (“Benfield”), resulting in the combined entity, AON Benfield, accounting for 61.5% of the Company’s Reinsurance segment gross premiums written in 2008. Subsidiaries and affiliates of AON Benfield, Marsh Inc., and the Willis Group accounted for approximately 58.7%, 20.9% and 10.5%, respectively, of gross premiums written for the Reinsurance segment in 2009.

NOTE 17.    DIVIDENDS

Dividends declared and paid on Common Shares amounted to $0.96, $0.92 and $0.88 per common share for the years ended December 31, 2009, 2008 and 2007, respectively.

The total amount of dividends paid to holders of the common shares during 2009 was $59.7 million (2008 – $57.9 million, 2007 – $62.6 million). In addition, the Company declared and paid $42.3 million in preference share dividends during 2009 (2008 – $42.3 million, 2007 – $42.9 million).

NOTE 18.    TAXATION

Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Act of 1987.

RenRe North America Holdings Inc. (“RenRe North America”), formerly known as Glencoe U.S. Holdings Inc. and its subsidiaries are subject to income taxes imposed by U.S. federal and state authorities and file a consolidated U.S. tax return. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes would apply to the extent of current year or accumulated earnings and profits. The Company also has operations in Ireland and the U.K. which are also subject to income taxes imposed by the respective jurisdictions in which they operate.

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

Income tax (expense) benefit for 2009, 2008 and 2007 is comprised as follows:

Year ended December 31, 2009	Current	Deferred	Total

Total income tax expense	$(2,196)	$(6,898)	$(9,094)

Year ended December 31, 2008

Total income tax benefit (expense)	$107	$(675)	$(568)

Year ended December 31, 2007

Total income tax (expense) benefit	$(385)	$18,817	$18,432

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 35.0%, 12.5% and 28.0%, have been used for the U.S., Ireland and the U.K., respectively. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

Year ended December 31,	2009	2008	2007

Expected income tax (expense) benefit	$(3,274)	$468	$(7,514)
Transfer pricing adjustments	(2,729)	(1,908)	—
Change in valuation allowance	(979)	1,702	25,845
Non-deductible expenses	(283)	(168)	(54)
State income tax expense, net of federal benefit	(236)	—	—
Other	(1,593)	(662)	155

Income tax (expense) benefit	$(9,094)	$(568)	$18,432

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2009	2008

Deferred tax assets
Net operating loss carryforwards	$2,362	$15,603
Unearned premium adjustment	3,314	5,542
Claims reserves, principally due to discounting for tax	3,202	4,567
Amortization and depreciation	232	2,269
Accrued expenses	4,063	3,600
Investments	1,368	—
Other	—	1,181

	14,541	32,762

Deferred tax liabilities
Deferred acquisition costs	(3,534)	(3,775)
Investments	—	(10,643)

	(3,534)	(14,418)

Net deferred tax asset before valuation allowance	11,007	18,344
Valuation allowance	(2,362)	(1,383)

Net deferred tax asset	$8,645	$16,961

During 2009, the Company recorded net increases to the valuation allowance of $1.0 million. The Company’s deferred tax asset relates primarily to net operating losses and GAAP versus tax basis accounting differences relating to unearned premium reserves, loss reserves and accrued expenses. The Company’s U.S. operations generated cumulative GAAP taxable income for the three year period ending December 31, 2009. Accordingly, the Company believes that it is more likely than not that the deferred tax asset will be realized with the exception of net operating loss carryforwards in Ireland and the U.K. for which a valuation allowance has been provided.

During 2008, the Company recorded net reductions to the valuation allowance of $1.7 million. The Company’s deferred tax asset relates primarily to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to unearned premium reserves, loss reserves, accrued expenses and intangible assets. The net operating losses, which gave rise to the deferred tax asset, have a carryforward period through 2028. While the Company’s U.S. operations had generated losses in earlier years generating these net operating losses, the Company’s U.S. operations generated cumulative GAAP taxable income for the three year period ending December 31, 2008. Accordingly, the Company believes that it is now more likely than not that the deferred tax asset will be realized with limited exceptions and therefore the valuation allowance was reduced in 2008.

During 2007, the Company recorded net reductions to the valuation allowance of $25.8 million. The Company’s deferred tax asset relates primarily to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to unearned premium reserves, loss reserves, accrued expenses and intangible assets. The net operating losses, which gave rise to the deferred tax asset, have a carryforward period through 2027. While the Company’s U.S. operations had generated losses in earlier years generating these net operating losses, the Company’s U.S. operations generated cumulative GAAP taxable income for the three year period ending December 31, 2007. Accordingly, the Company believes that it is now more likely than not that the deferred tax asset will be realized with limited exceptions and therefore the valuation allowance was reduced in 2007.

In Ireland, the Company has net operating loss carryforwards of $13.4 million. Under applicable law, the Irish net operating losses carryforward for an indefinite period. In the U.K., the Company has net operating loss carryforwards of $2.5 million. Under applicable law, the U.K. net operating losses carryforward for an indefinite period.

The Company received a net refund for U.S. federal and Irish income taxes of $0.4 million for the year ended December 31, 2009 and paid taxes of $0.3 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.

The Company had no unrecognized tax benefits upon adoption of guidance under FASB ASC Topic Income Taxes and has no unrecognized tax benefits as of December 31, 2009. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense. Tax years 2006 through 2008, 2005 through 2008 and 2008, are open for examination by the Internal Revenue Service, Irish tax authorities and U.K. tax authorities, respectively.

NOTE 19.    GEOGRAPHIC INFORMATION

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2009	2008	2007

Property catastrophe
United States and Caribbean	$815,840	$745,016	$735,322
Worldwide (excluding U.S.) (1)	78,222	75,489	66,392
Europe	60,363	72,153	111,702
Worldwide	92,586	67,371	27,577
Australia and New Zealand	5,293	5,455	4,360
Other	31,495	23,465	20,374
Specialty reinsurance (2)	114,346	159,770	287,316

Total Reinsurance (3)	1,198,145	1,148,719	1,253,043
Individual Risk (4)	530,787	587,309	556,594

Total gross premiums written	$1,728,932	$1,736,028	$1,809,637

(1)	The category Worldwide (excluding U.S.) consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums to date is predominantly from Europe and Japan.

(2)	The category Specialty reinsurance consists of contracts that are predominantly exposed to U.S. risks, and, to a lesser extent, worldwide risks.

(3)	Excludes $12.7 million, $5.7 million and $37.4 million of premium assumed from the Individual Risk segment for the years ended December 31, 2009, 2008 and 2007, respectively.

(4)	The category Individual Risk consists of contracts that are primarily exposed to U.S. risks.

NOTE 20.    SEGMENT REPORTING

The Company has two reportable segments: Reinsurance and Individual Risk.

The Reinsurance segment consists of: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain other activities of ventures as described herein. The Reinsurance segment is managed by the Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to the Company’s proprietary risk management, underwriting and modeling resources and tools.

The Individual Risk segment includes underwriting that involves understanding the characteristics of the original underlying insurance policy. The Company’s Individual Risk segment is also managed by the Global Chief Underwriting Officer. The Individual Risk segment currently provides insurance written on both an admitted basis and an excess and surplus lines basis, and also provides reinsurance on a quota share basis. The Company does not manage its assets by segment and therefore total assets are not allocated to the segments.

Data for the years ended December 31, 2009, 2008 and 2007 is as follows:

Year ended December 31, 2009	Reinsurance	Individual Risk	Eliminations (1)	Other	Total

Gross premiums written	$1,210,795	$530,787	$(12,650)	$—	$1,728,932

Net premiums written	$839,023	$367,374		—	$1,206,397

Net premiums earned	$849,725	$424,091		—	$1,273,816
Net claims and claim expenses incurred	(87,639)	284,926		—	197,287
Acquisition expenses	78,848	110,927		—	189,775
Operational expenses	139,328	50,358		—	189,686

Underwriting income (loss)	$719,188	$(22,120)		—	697,068

Net investment income				323,981	323,981
Equity in earnings of other ventures				10,976	10,976
Other income				2,021	2,021
Interest and preference share dividends				(57,411)	(57,411)
Redeemable noncontrolling interest – DaVinciRe				(171,501)	(171,501)
Other items, net				(36,957)	(36,957)
Net realized and unrealized gains on fixed maturity investments				93,162	93,162
Net other-than-temporary impairments				(22,481)	(22,481)

Net income available to RenaissanceRe common shareholders				$141,790	$838,858

Net claims and claim expenses incurred – current accident year	$161,868	$279,918			$441,786
Net claims and claim expenses incurred – prior accident years	(249,507)	5,008			(244,499)

Net claims and claim expenses incurred – total	$(87,639)	$284,926			$197,287

Net claims and claim expense ratio – current accident year	19.0%	66.0%			34.7%
Net claims and claim expense ratio – prior accident years	(29.3%)	1.2%			(19.2%)

Net claims and claim expense ratio – calendar year	(10.3%)	67.2%			15.5%
Underwriting expense ratio	25.7%	38.0%			29.8%

Combined ratio	15.4%	105.2%			45.3%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2008	Reinsurance	Individual Risk	Eliminations (1)	Other	Total

Gross premiums written	$1,154,391	$587,309	$(5,672)	$—	$1,736,028

Net premiums written	$871,893	$481,727		—	$1,353,620

Net premiums earned	$909,759	$477,065		—	$1,386,824
Net claims and claim expenses incurred	440,900	319,589		—	760,489
Acquisition expenses	105,437	108,116		—	213,553
Operational expenses	81,797	40,368		—	122,165

Underwriting income	$281,625	$8,992		—	290,617

Net investment income				24,231	24,231
Equity in earnings of other ventures				13,603	13,603
Other income				10,252	10,252
Interest and preference share dividends				(66,933)	(66,933)
Redeemable noncontrolling interest – DaVinciRe				(55,133)	(55,133)
Other items, net				(23,603)	(23,603)
Net realized gains on investments				10,700	10,700
Net other-than-temporary impairments				(217,014)	(217,014)

Net loss attributable to RenaissanceRe common shareholders				$(303,897)	$(13,280)

Net claims and claim expenses incurred – current accident year	$629,022	$366,294			$995,316
Net claims and claim expenses incurred – prior accident years	(188,122)	(46,705)			(234,827)

Net claims and claim expenses incurred – total	$440,900	$319,589			$760,489

Net claims and claim expense ratio – current accident year	69.1%	76.8%			71.8%
Net claims and claim expense ratio – prior accident years	(20.6%)	(9.8%)			(17.0%)

Net claims and claim expense ratio – calendar year	48.5%	67.0%			54.8%
Underwriting expense ratio	20.5%	31.1%			24.2%

Combined ratio	69.0%	98.1%			79.0%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

Year ended December 31, 2007	Reinsurance	Individual Risk	Eliminations (1)	Other	Total

Gross premiums written	$1,290,420	$556,594	$(37,377)	$—	$1,809,637

Net premiums written	$1,024,493	$410,842		—	$1,435,335

Net premiums earned	$957,661	$466,708		—	$1,424,369
Net claims and claim expenses incurred	241,118	238,156		—	479,274
Acquisition expenses	119,915	135,015		—	254,930
Operational expenses	67,969	42,495		—	110,464

Underwriting income	$528,659	$51,042		—	579,701

Net investment income				402,463	402,463
Equity in losses of other ventures				(128,609)	(128,609)
Other loss				(37,930)	(37,930)
Interest and preference share dividends				(76,487)	(76,487)
Redeemable noncontrolling interest – DaVinciRe				(164,396)	(164,396)
Other items, net				(6,460)	(6,460)
Net realized gains on investments				26,806	26,806
Net other-than-temporary impairments				(25,513)	(25,513)

Net income available to RenaissanceRe common shareholders				$(10,126)	$569,575

Net claims and claim expenses incurred – current accident year	$435,495	$276,929			$712,424
Net claims and claim expenses incurred – prior accident years	(194,377)	(38,773)			(233,150)

Net claims and claim expenses incurred – total	$241,118	$238,156			$479,274

Net claims and claim expense ratio – current accident year	45.5%	59.3%			50.0%
Net claims and claim expense ratio – prior accident years	(20.3%)	(8.3%)			(16.4%)

Net claims and claim expense ratio – calendar year	25.2%	51.0%			33.6%
Underwriting expense ratio	19.6%	38.1%			25.7%

Combined ratio	44.8%	89.1%			59.3%

(1)	Represents premium ceded from the Individual Risk segment to the Reinsurance segment.

NOTE 21.    STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

Valuation Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average-assumptions for all awards issued in each respective year:

	Option Grants
Year ended December 31,	2009 (1)	2008	2007

Expected Volatility	n/a	21%	21%
Expected Term (in years)	n/a	5	5
Expected Dividend Yield	n/a	1.7%	1.7%
Risk-Free Interest Rate	n/a	2.5%	4.5%

(1)	The Company did not grant any stock option awards during the year ended December 31, 2009.

Expected Volatility:    The expected volatility is estimated by the Company based on the Company’s historical stock volatility.

Expected Term:    The expected term is estimated by looking at historical experience of similar awards, giving consideration to the contractual terms of the award, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of their stock option awards.

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

Under the fair value recognition provisions of FASB ASC Topic Compensation – Stock Compensation, the estimated fair value of employee stock options and other share-based payments, net of estimated forfeitures, is amortized as an expense over the requisite service period. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. The Company currently uses an 8% forfeiture rate.

Summary of Stock Compensation Activity:

The following is a summary of activity under the Company’s existing stock compensation plans for the years ending December 31, 2007, 2008 and 2009, respectively:

2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices

Balance, December 31, 2006	3,426,803	$37.43			$77,333.7	$0.01 – $53.96

Options granted	755,586	$51.51	$12.71			$51.13 –$59.66
Options forfeited	(18,092)	45.90
Options expired	—	—
Options exercised	(191,649)	27.12			$5,900.9

Balance, December 31, 2007	3,972,648	$40.57			$77,749.2	$0.01 – $59.66

Options granted	800,230	$53.69	$9.94			$50.71 – $53.86
Options forfeited	(56,457)	49.23
Options expired	(145,124)	52.78
Options exercised	(564,564)	25.18			$9,946.6

Balance, December 31, 2008	4,006,733	$44.79		6.6	$29,583.4	$11.92 – $59.66

Options granted	—	$—	$—			$—
Options forfeited	(7,616)	51.26
Options expired	—	—
Options exercised	(426,138)	31.03			$8,283.9

Balance, December 31, 2009	3,572,979	$46.42		5.9	$24,891.0	$12.40 – $59.66

Total options exercisable at December 31, 2009	2,467,302	$44.36		5.2	$22,035.9	$33.52 – $59.66

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices

Balance, December 31, 2006	3,774,000	$82.34			$—

Options granted	—	$—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2007 (1)	3,774,000	$82.34			$—	$73.06 – $98.98

Options granted	—	$—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2008 (1)	3,774,000	$82.34			$—	$73.06 – $98.98

Options granted	—	$—
Options forfeited	(2,500,000)	86.61
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2009 (1)	1,274,000	$73.96			$—	$73.06 – $74.24

Total options exercisable at December 31, 2009 (1)	974,000	$74.24		4.7	$—	$73.06 – $74.24

(1)	The Premium Option Plan was terminated, as to new issuances, at the August 2007 Board of Directors meeting and consequently, the shares available for grant under the plan are zero.

Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value

Nonvested at December 31, 2006	888,756	$44.90	38,991	$46.16	927,747	$44.95

Awards granted	307,251	$51.80	23,183	$51.75	330,434	$51.79
Awards vested	(315,916)	45.55	(16,971)	47.14	(332,887)	45.63
Awards canceled/expired/forfeited	(16,959)	44.98	—	—	(16,959)	44.98

Nonvested at December 31, 2007	863,132	$47.11	45,203	$48.65	908,335	$47.19

Awards granted	437,250	$51.19	23,585	$53.00	460,835	$51.28
Awards vested	(358,745)	46.62	(30,479)	48.65	(389,224)	46.78
Awards canceled/expired/forfeited	(42,346)	49.61	—	—	(42,346)	49.61

Nonvested at December 31, 2008	899,291	$49.17	38,309	$51.33	937,600	$49.26

Awards granted	919,481	$44.67	24,981	$44.03	944,462	$44.65
Awards vested	(447,614)	47.53	(18,675)	49.98	(466,289)	47.63
Awards canceled/expired/forfeited	(22,364)	49.25	—	—	(22,364)	49.25

Nonvested at December 31, 2009	1,348,794	$46.64	44,615	$47.81	1,393,409	$46.68

Shares available for issuance under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan totaled 1.3 million at December 31, 2009. The total fair value of shares vested during the year ended December 31, 2009 was $22.9 million (2008 – $19.8 million, 2007 – $17.4 million). Cash in the amount of $9.2 million was received from employees as a result of employee stock option exercises during the year ended December 31, 2009 (2008 – $3.0 million, 2007 – $0.5 million). In connection with these exercises, there was no tax benefit realized by the Company. The Company issues new shares upon the exercise of an option.

The total stock compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2009 was $38.0 million (2008 – $26.3 million, 2007 – $23.4 million). As of December 31, 2009, there was $45.5 million of total unrecognized compensation cost related to restricted shares and $4.4 million related to stock options expense which will be recognized during the next 2.6 years and 1.4 years, respectively.

All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $3.3 million to its defined contribution pension plans in 2009 (2008 – $2.3 million, 2007 – $1.7 million).

NOTE 22.    STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (“the Act”), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Act also requires these subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2009, the statutory capital and surplus of the Bermuda subsidiaries was $3.3 billion (2008 – $3.2 billion) and the amount required to be maintained under Bermuda law was $528.1 million (2008 – $525.5 million).

Under the Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and are therefore restricted as to the payment of dividends in the amount of 25% of the prior year’s statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. During 2009, Renaissance Reinsurance and DaVinci declared aggregate cash dividends of $781.8 million (2008 – $238.1 million) and $4.1 million (2008 – $6.9 million), respectively.

Under the Act, Glencoe is classified as a Class 3A insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum amount of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met. During 2009, Glencoe declared aggregate cash dividends and returned capital of $nil and $124.0 million, respectively (2008 – $40.0 million and $160.5 million).

In 2008, new statutory legislation was enacted in Bermuda, which included, among other things, the Bermuda Solvency Capital Requirement (“BSCR”) which is a standard mathematical model designed to give the Bermuda Monetary Authority (“BMA”) more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Act. The Company is currently completing the 2009 BSCR for its Class 4 insurers, Renaissance Reinsurance and DaVinci, and at this time believes both companies will exceed the target level of required capital.

The Company’s principal U.S. insurance subsidiary Stonington is also required to maintain certain measures of solvency and liquidity. State statutes place limitations on the amount of dividends or other distributions payable by Stonington to its affiliates. Stonington is also subject to risk-based capital requirements. The formula for determining the risk-based capital requirements produces a risk-adjusted target capital level of statutory capital by applying certain factors to an insurer’s business risks, including, but not limited to, asset risk, credit risk, underwriting risk and operational risk. If Stonington’s statutory capital and surplus falls below the target capital level, the Texas insurance commissioner is authorized to take varying degrees of regulatory actions depending on the level of capital inadequacy, to protect policyholders and creditors. At December 31, 2009, the estimated consolidated statutory capital and surplus of Stonington was $122.3 million (2008 – $128.6 million). Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without Texas insurance commissioner approval.

Under the Lloyd’s regulations for start-up syndicates, the statutory capital of Syndicate 1458, known as Funds at Lloyd’s (the “FAL”), is calculated using the internal Lloyd’s risk-based capital model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At December 31, 2009, the FAL requirement set by Lloyd’s for Syndicate 1458 is £47.6 million based on its business plan, approved in October 2009. Actual FAL posted for Syndicate 1458 at December 31, 2009 by RenaissanceRe CCL, is £61.0 million, supported 100% by letters of credit. From 2010 onwards, the FAL requirements will be based on an internal model, agreed by Lloyd’s, and from October 2012, Syndicate 1458’s capital requirements are expected to be driven by Solvency II requirements.

The differences between statutory basis financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences in Bermuda are that statutory financial statements do not reflect deferred acquisition costs, prepaid assets, or fixed assets. Also, reinsurance assets and liabilities are presented net of retrocessional reinsurance and there is no cash flow statement. The principal differences in the U.S. are that statutory financial statements do not reflect deferred acquisition costs, bonds are carried at amortized cost, deferred income tax is charged or credited directly to equity, subject to limitations, and reinsurance assets and liabilities are presented net of retrocessional reinsurance. In the U.K., Syndicate 1458 files annual syndicate accounts with Lloyd’s, which in turn are provided to the Financial Services Authority (“FSA”). The FSA prescribes a set of admissible assets for statutory reporting purposes, which include deferred acquisition costs. Assets not listed as admissible are deemed inadmissible and such assets include deferred tax assets. The Company has not used any statutory accounting practices that are not prescribed.

NOTE 23.    DERIVATIVE INSTRUMENTS

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

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At December 31, 2009, the Company had $826.9 billion of notional long positions and $46.5 million of notional short positions of primarily Eurodollar and non-U.S. dollar futures contracts. The fair value of these derivatives as recognized in other assets and liabilities in its consolidated balance sheet at December 31, 2009 was $0.9 million (2008 – $0.1 million) and $0.1 million (2008 – $0.1 million), respectively. During 2009, the Company recorded gains of $5.2 million (2008 – gains of $12.4 million, 2007 – losses of $1.9 million) in its consolidated statement of operations related to these derivatives. The fair value of these derivatives is determined using exchange traded prices.

Foreign Currency Derivatives

The Company’s functional currency is the U.S. dollar. The Company writes a portion of its business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses, other income (loss) and incur underwriting income (losses) in currencies other than U.S. dollars, which will in turn affect the Company’s consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in the Company’s consolidated statements of operations.

Underwriting Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At December 31, 2009, the total notional amount in U.S. dollars of the Company’s underwriting related foreign currency contracts was $21.0 million (2008 – $133.0 million). For the year ended December 31, 2009, the Company incurred a loss of $0.1 million (2008 – $21.4 million, 2007 – generated a gain of $3.6 million) on its foreign currency forward and option contracts related to its underwriting operations.

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in its consolidated statements of operations. At December 31, 2009, the Company had outstanding investment portfolio related foreign currency contracts of $316.7 million in short positions and $95.2 million in long positions, denominated in U.S. dollars. For the year ended December 31, 2009, the Company recorded a loss of $6.4 million (2008 – gain of $5.8 million. 2007 – loss of $15.1 million) related to its foreign currency forward contracts entered into to seek to economically hedge the Company’s non-U.S. dollar investments.

Energy and Risk Management Operations Related Foreign Currency Contracts

The Company’s energy and risk management operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. At December 31, 2009, the total notional amount in U.S. dollars of the Company’s energy and risk management operations related foreign currency contracts was $13.0 million. For the year ended December 31, 2009, the Company incurred losses of $0.5 million (2008 – generated income of $0.1 million, 2007 – $nil) on its foreign currency forward and option contracts related to its energy and risk management operations.

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and ceded reinsurance balances. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. The fair value of the credit derivatives is determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. The fair value of these credit derivatives, as recognized in other liabilities in the Company’s balance sheet, at December 31, 2009 was $0.5 million (2008 – $0.9 million). During 2009, the Company recorded gains of $0.3 million (2008 – $1.1 million, 2007 – $0.5 million) which are included in other income (loss) and represents net settlements and changes in the fair value of these credit derivatives.

Energy and Weather-Related Derivatives

The Company transacts certain derivative-based risk management products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a significant percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $17.0 million and $25.1 million, respectively, at December 31, 2009 (2008 – $41.7 million and $38.8 million, respectively). During 2009, the Company generated income related to these derivatives of $52.3 million (2008 – $33.7 million, 2007 – incurred losses of $1.1 million) which is included in other income (loss) and represents net settlements and changes in the fair value of these contracts. Generally, the Company’s current portfolio of such derivative contracts is of comparably short duration and are frequently seasonal in nature.

At December 31, 2009, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

Trading activity	Quantity (1)	Unit of measurement

Weather	1,651,118	$ per Degree Day
Weather	228,000	£ per Degree Day
Weather	350,000	AU$ per Degree Day
Weather	108,000	C$ per Degree Day
Weather	200,000	€ per Degree Day
Weather	2,000,000	AU$ per Weather Index Unit
Weather	1,000,000	¥ Cumulative Average Temperature
Heating oil	109,776,546	Gallons
Natural gas	28,813,970	One million British thermal units (“MMBTUs”)
Crude oil	135,000	Barrels
Power	336,000	Megawatts per hour (“MWhr”)
Corn	2,640,000	Bushels
Soybeans	880,000	Bushels
Power	18,000,000	AU$
Fuel Oil	84,000	Gallons
Snow	200,000	$ per Event

(1)	Represents the sum of gross long and gross short derivative contracts.

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

The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. The expected value of the risk factors in the Company’s portfolio are generally obtained from exchange-traded futures markets. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on the Company’s estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. The Company then estimates the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes is realized. The 99th percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming normal distribution of market risk factors, (ii) future movements in market risk factors follow estimated historical movements, and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. The Company expects that, for any given period, its actual results will differ from its assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR.

At December 31, 2009, the estimated VaR for the Company’s portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $23.1 million. The average, low and high amounts calculated by the Company’s VaR analysis during the year ended December 31, 2009 were $21.5 million, $0.1 million and $46.4 million, respectively.

Platinum Warrant

The Company holds a warrant, which expires on October 30, 2012, to purchase up to 2.5 million common shares of Platinum Underwriters Holding Ltd. (“Platinum”) for $27.00 per share. The Company has recorded its investment in the Platinum warrant at fair value. At December 31, 2009, the fair value of the warrant was $34.9 million (2008 – $29.9 million). The fair value of the warrant is estimated using the Black-Scholes option pricing model. For the year ended December 31, 2009, income of $5.0 million (2008 – loss of $0.5 million, 2007 – income of $5.5 million) was recorded in other income (loss) representing the change in the fair value of the warrant.

The table below shows the location on the consolidated balance sheet and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At December 31,	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other assets	$862	Other assets	$96
Foreign currency forward contracts (1)	Other assets	—	Other assets	—
Foreign currency forward contracts (2)	Other assets	3,292	Other assets	—
Foreign currency forward contracts (3)	Other assets	49	Other assets	6
Credit default swaps	Other assets	—	Other assets	—
Energy and weather contracts (4)	Other assets	17,006	Other assets	41,668
Platinum warrant	Other assets	34,871	Other assets	29,913

Total		$56,080		$71,683

	Derivative Liabilities
At December 31,	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other liabilities	$143	Other liabilities	$148
Foreign currency forward contracts (1)	Other liabilities	776	Other liabilities	26,428
Foreign currency forward contracts (2)	Other liabilities	—	Other liabilities	2,955
Foreign currency forward contracts (3)	Other liabilities	—	Other liabilities	—
Credit default swaps	Other liabilities	549	Other liabilities	854
Energy and weather contracts (4)	Other liabilities	25,086	Other liabilities	38,819
Platinum warrant	Other liabilities	—	Other liabilities	—

Total		$26,554		$69,204

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

(4)	Included in other assets is $22.7 million of derivative assets (2008 – $64.0 million) and $5.7 million of derivative liabilities (2008 – $22.3 million). Included in other liabilities is $55.9 million of derivative assets (2008 – $33.7 million) and $81.0 million of derivative liabilities (2008 – $72.6 million).

The location and amount of the gain (loss) recognized in the Company’s consolidated statement of operations related to the Company’s principal derivative instruments is shown in the following table:

Year ended December 31,	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
		2009	2008

Interest rate futures	Net investment income	$5,173	$12,391
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(86)	(21,366)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(6,400)	5,784
Foreign currency forward contracts (3)	Net foreign exchange (losses) gains	(485)	62
Credit default swaps	Other income (loss)	312	1,148
Energy and weather contracts	Other income (loss)	52,294	33,681
Platinum warrant	Other income (loss)	4,958	(538)

Total		$55,766	$31,162

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2009.

NOTE 24.    COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2009. See “Note 8. Ceded Reinsurance”, for information with respect to losses recoverable.

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

LETTERS OF CREDIT AND OTHER COMMITMENTS

At December 31, 2009, the Company’s banks have issued letters of credit of approximately $944.4 million in favor of certain ceding companies. In connection with the Company’s Top Layer Re joint venture, the Company has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts. The Company’s principal letter of credit facility contains certain financial covenants.

At December 31, 2009, the Company has provided guarantees in the amount of $161.0 million to certain counterparties of the weather and energy risk management operations of Renaissance Trading.

On April 29, 2009, Renaissance Reinsurance entered into a Master Reimbursement Agreement (the “Reimbursement Agreement”) and a Pledge Agreement (the “Pledge Agreement”) with Citibank Europe PLC (“CEP”). The Reimbursement Agreement provides for the issuance and renewal of letters of credit by CEP from time to time in its sole discretion, which will be used to support business written by the newly formed Syndicate 1458, described above. Letter of credit fees will be payable pursuant to the terms of the Reimbursement Agreement. Two letters of credit in the amount of $109.5 million and £25.0 million, respectively, were issued by CEP on April 29, 2009, having an expiration date of December 31, 2013. At December 31, 2009, these letters of credit amounted to $74.3 million and £15.0 million, respectively. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge and maintain certain securities with a collateral value equal to 75% of the aggregate amount of the then outstanding letters of credit. In respect of the 25% unsecured portion, Renaissance Reinsurance is required to comply with certain financial covenants, including maintaining a certain minimum financial strength rating, minimum net worth, and a maximum consolidated debt to capital ratio for the consolidated group. In the event Renaissance Reinsurance is unable to satisfy any of these financial covenants, it will be required to pledge additional collateral in respect of the unsecured portion.

PRIVATE EQUITY AND INVESTMENT COMMITMENTS

The Company has committed capital to private equity partnerships and other entities of $650.7 million, of which $424.2 million has been contributed at December 31, 2009. These commitments do not have a defined contractual commitment date.

INDEMNIFICATIONS AND WARRANTIES

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.

AGRO NATIONAL ASSET PURCHASE AGREEMENT

As determined in accordance with the terms of the asset purchase agreement for Agro National, the Company may be required to pay certain additional amounts. The additional amounts, if any, will be paid in cash in 2011 within 30 days after the annual settlement date of the 2010 crop year. The additional amounts are calculated in accordance with the terms of the asset purchase agreement and include a payment of 33% of the cumulative adjusted excess profit for the 2008, 2009 and 2010 crop years. The cumulative adjusted excess profit is based on the profit, if any, in excess of a 20% cumulative return on net retained premium for the 2008, 2009 and 2010 crop years, as further defined in the agreement. The Company is unable to quantify these amounts at this time. See “Note 4. Business Combinations” for additional information on Agro National.

OPERATING LEASES

The Company and its subsidiaries lease office space under operating leases which expire at various dates through 2019. Future minimum lease payments under existing operating leases are expected to be as follows:

Year ended December 31,	Minimum lease payments

2010	$9,190
2011	8,477
2012	7,572
2013	6,259
2014	4,853
After 2014	8,782

$45,133

CAPITAL LEASES

During the fourth quarter of 2007, the Company entered into a capital lease transaction, committing the Company to lease additional office space in Bermuda. Upon completion of construction of the building in July 2008, the Company commenced making lease payments. The initial lease term is for 20 years, with a bargain renewal option for an additional 30 years.

The future minimum lease payments detailed below, relate principally to the transaction noted above, excluding the bargain renewal option, and are estimated to be $50.6 million in the aggregate.

Year ended December 31,	Minimum lease payments

2010	$2,892
2011	2,892
2012	2,892
2013	2,892
2014	2,892
After 2014	36,168

$50,628

LITIGATION

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

NOTE 25.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2009	2008	2009	2008	2009	2008	2009	2008

Revenues
Gross premiums written	$598,301	$527,038	$855,172	$807,575	$202,413	$239,806	$73,046	$161,609

Net premiums written	$446,836	$403,116	$631,370	$614,022	$75,098	$194,408	$53,093	$142,074

Net premiums earned	$301,748	$308,914	$379,817	$376,573	$296,013	$379,342	$296,238	$321,995
Net investment income (loss)	42,126	52,503	114,293	38,685	106,815	15,767	60,747	(82,724)
Net foreign exchange (losses) gains	(10,155)	4,936	(4,162)	(231)	1,556	3,448	(862)	(5,553)
Equity in earnings (losses) of other ventures	1,736	6,250	5,432	4,872	4,331	2,333	(523)	148
Other (loss) income	(14,795)	8,012	(3,656)	(24)	13,424	2,258	7,048	6
Net realized and unrealized gains (losses) on fixed maturity investments	22,126	14,712	18,889	2,412	16,794	11,198	35,353	(17,622)
Total other-than-temporary impairments	(19,022)	(25,382)	(5,289)	(26,573)	(1,408)	(98,808)	(1,280)	(66,251)
Portion recognized in other comprehensive income, before taxes	—	—	3,456	—	1,062	—	—	—

Net other-than-temporary impairments	(19,022)	(25,382)	(1,833)	(26,573)	(346)	(98,808)	(1,280)	(66,251)

Total revenues	323,764	369,945	508,780	395,714	438,587	315,538	396,721	149,999

Expenses
Net claims and claim expenses incurred	86,197	82,156	66,823	114,217	38,567	535,347	5,700	28,769
Acquisition costs	44,604	46,428	52,495	53,613	44,203	54,231	48,473	59,281
Operational expenses	39,757	30,113	46,865	33,494	45,498	30,296	57,566	28,262
Corporate expenses	6,588	8,703	6,339	7,111	(4,319)	3,116	5,632	6,705
Interest expense	4,136	6,804	4,200	5,937	3,748	5,379	3,027	6,513

Total expenses	181,282	174,204	176,722	214,372	127,697	628,369	120,398	129,530

Income (loss) before taxes	142,482	195,741	332,058	181,342	310,890	(312,831)	276,323	20,469
Income tax benefit (expense)	852	(7,686)	(652)	6,295	(3,993)	455	(5,301)	368

Net income (loss)	143,334	188,055	331,406	187,637	306,897	(312,376)	271,022	20,837
Net (income) loss attributable to redeemable noncontrolling interest – DaVinciRe	(35,475)	(40,315)	(49,652)	(41,341)	(37,694)	91,977	(48,680)	(65,454)

Net income (loss) attributable to RenaissanceRe	107,859	147,740	281,754	146,296	269,203	(220,399)	222,342	(44,617)
Dividends on preference shares	(10,575)	(10,575)	(10,575)	(10,575)	(10,575)	(10,575)	(10,575)	(10,575)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$97,284	$137,165	$271,179	$135,721	$258,628	$(230,974)	$211,767	$(55,192)

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$1.57	$2.09	$4.35	$2.16	$4.15	$(3.79)	$3.41	$(0.91)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$1.57	$2.05	$4.32	$2.13	$4.12	$(3.79)	$3.38	$(0.91)

Average shares outstanding – basic	60,635	65,528	60,963	62,921	60,898	60,943	60,604	60,732
Average shares outstanding – diluted	60,989	66,803	61,322	63,878	61,367	61,694	61,161	61,269

Net claims and claim expense ratio	28.6%	26.6%	17.6%	30.3%	13.0%	141.1%	1.9%	8.9%
Underwriting expense ratio	27.9%	24.8%	26.2%	23.2%	30.3%	22.3%	35.8%	27.2%

Combined ratio	56.5%	51.4%	43.8%	53.5%	43.3%	163.4%	37.7%	36.1%

NOTE 26.    SUMMARIZED FINANCIAL INFORMATION OF CHANNELRE HOLDINGS LTD.

The following tables provide summarized financial information for ChannelRe, which is accounted for using the equity method of accounting, for 2009, 2008 and 2007. The Company calculates its proportionate share in the equity of ChannelRe one quarter in arrears, except for 2007, which includes ChannelRe’s estimated loss for the fourth quarter of 2007 due to significant net unrealized mark-to-market losses on credit derivatives and other credit-related products issued by ChannelRe. The summary information provided below is for the twelve months ended September 30, 2009, 2008 and 2007, respectively.

As at September 30,	2009	2008	2007

Balance Sheet Data

Total investments, at fair value	$749,451	$690,772	$637,890
Cash and cash equivalents	2,037	8,404	18,990
Deferred acquisition costs	54,947	31,692	36,994
Derivative assets	—	86,000	20,000
Reinsurance premiums receivable	98,373	174	3,921
Salvage and impairment recoverables	57,404	—	—
Other assets	3,706	8,875	6,537

Total assets	$965,918	$825,917	$724,332

Deferred premium revenue	$222,741	$123,187	$144,478
Loss and loss adjustment expenses reserves	23,780	41,172	28,245
Loss and credit impairments payable	64,356	—	—
Derivative liabilities	762,133	743,167	115,443
Other liabilities	5,440	8,620	6,840

Total liabilities	1,078,450	916,146	295,006

Noncontrolling interest	(29,227)	(25,179)	119,815
Deficiency in assets / shareholders’ equity	(83,305)	(65,050)	309,511

Total liabilities, noncontrolling interest and shareholders’ equity	$965,918	$825,917	$724,332

Twelve months ended September 30,	2009	2008	2007

Statement of Operations Data

Premiums earned	$41,450	$47,904	$45,354
Net investment income	24,857	30,246	29,430

Total revenues	66,307	78,150	74,784

Losses incurred	23,725	27,508	11,638
Acquisition costs	11,034	12,163	12,362
Other expenses	11,232	2,868	4,529

Total expenses	45,991	42,539	28,529

Realized (losses) gains and other settlements on derivatives	(96,113)	18,461	14,493
Unrealized losses on derivatives	(9,157)	(560,674)	(91,003)

Net change in fair value of derivatives	(105,270)	(542,213)	(76,510)
Net realized gains (losses) on investments	8,217	1	(239)
Net (losses) gains on foreign exchange	(8,142)	1,271	1,680

Net realized and unrealized losses	(105,195)	(540,941)	(75,069)

Net loss attributable to noncontrolling interest	23,676	141,024	8,043

Net loss attributable to common shareholders	$(61,203)	$(364,306)	$(20,771)

ChannelRe experienced significant unrealized mark-to-market losses arising from financial guaranty contracts accounted for as derivatives under GAAP during 2007, and as a result, ChannelRe’s GAAP shareholders’ equity decreased to below $nil as of December 31, 2007 and remained negative throughout 2008 and 2009. As such, the Company reduced the carried value of its equity investment in ChannelRe to $nil as of December 31, 2007, and at December 31, 2008 and 2009, the carried value of its equity investment in ChannelRe continues to be $nil.

Certain amounts have been reclassified in the prior years’ financial information, noted above, to conform to the current presentation.

NOTE 27.    SUBSEQUENT EVENTS

The Company has completed its subsequent events evaluation for the period subsequent to the balance sheet date of December 31, 2009, through February 18, 2010, the date the consolidated financial statements were issued.

Subsequent to December 31, 2009 and through February 17, 2010, the Company repurchased 1.9 million of its common shares at an aggregate cost of $101.5 million at an average share price of $53.78. On February 17, 2010, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. As a result of the new authorization noted above, as of February 17, 2010, a total of $500.0 million was available for repurchase under the Company’s share repurchase program.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 18, 2010; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2009. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 18, 2010

SCHEDULE I

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31, 2009
	Amortized Cost	Market Value	Amount at which shown in the Balance Sheet
Type of investment:

Fixed maturity investments
U.S. treasuries	$926,728	$918,157	$918,157
Agencies	164,071	165,577	165,577
Non-U.S. government (Sovereign debt)	189,922	198,059	198,059
FDIC guaranteed corporate	850,193	855,988	855,988
Non-U.S. government-backed corporate	248,888	248,746	248,746
Corporate	1,111,299	1,135,504	1,135,504
Agency mortgage-backed securities	391,838	393,397	393,397
Non-agency mortgage-backed securities	35,071	36,383	36,383
Commercial mortgage-backed securities	253,713	251,472	251,472
Asset-backed securities	89,443	92,509	92,509

Total fixed maturity investments	$4,261,166	4,295,792	4,295,792

Short term investments		1,002,306	1,002,306
Other investments		858,026	858,026
Investments in other ventures, under equity method		97,287	97,287

Total investments		$6,253,411	$6,253,411

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RENAISSANCERE HOLDINGS LTD.

BALANCE SHEETS

AT DECEMBER 31, 2009 AND 2008

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2009	2008
Assets:
Fixed maturity investments available for sale, at fair value (Amortized cost $35,282 and $59,265 at December 31, 2009 and 2008, respectively)	$36,960	$62,536
Fixed maturity investments trading, at fair value (Amortized cost $183,541 at December 31, 2009)	180,250	—
Short term investments, at fair value	174,291	236,133
Other investments	93,059	8,880

Total investments	484,560	307,549
Cash and cash equivalents	15,206	5,122
Investments in subsidiaries	3,310,916	3,059,524
Due from subsidiaries	46,496	18,123
Dividends due from subsidiaries	136,069	—
Accrued investment income	1,727	1,214
Other assets	17,199	13,745

Total Assets	$4,012,173	$3,405,277

Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$124,000	$250,000
Contributions due to subsidiaries	12,522	86,262
Other liabilities	34,865	36,272

Total Liabilities	171,387	372,534

Shareholders’ Equity
Preference Shares: $1.00 par value – 26,000,000 shares issued and outstanding at December 31, 2009 and 2008	650,000	650,000
Common Shares: $1.00 par value – 61,744,857 shares issued and outstanding at December 31, 2009 (2008 – 61,503,333 shares)	61,745	61,503
Accumulated other comprehensive income	41,438	75,387
Retained earnings	3,087,603	2,245,853

Total Shareholders’ Equity	3,840,786	3,032,743

Total Liabilities and Shareholders’ Equity	$4,012,173	$3,405,277

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2009	2008	2007
Revenues
Net investment income (loss)	$11,360	$(1,745)	$23,770
Net foreign exchange loss	(120)	(38)	—
Other income (loss)	516	(4,634)	(145,596)
Net realized and unrealized gains on fixed maturity investments	3,010	701	145

Total other-than-temporary impairments	(1,041)	(4,578)	(327)
Portion recognized in other comprehensive income, before taxes	137	—	—

Net other-than-temporary impairments	(904)	(4,578)	(327)

Total revenues	13,862	(10,294)	(122,008)

Expenses
Interest expense	9,306	14,613	21,193
Operating and corporate expenses	1,128	12,152	18,420

Total expenses	10,434	26,765	39,613

Income (loss) before equity in net income of subsidiaries and taxes	3,428	(37,059)	(161,621)
Equity in net income of subsidiaries	877,730	66,079	774,057

Income before taxes	881,158	29,020	612,436
Income tax expense	—	—	—

Net income	881,158	29,020	612,436
Dividends on preference shares	(42,300)	(42,300)	(42,861)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$838,858	$(13,280)	$569,575

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2009	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$881,158	$29,020	$612,436
Less: equity in net income of subsidiaries	877,730	66,079	774,057

	3,428	(37,059)	(161,621)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net unrealized (gains) losses included in net investment income	(190)	17,020	—
Net unrealized (gains) losses included in other income (loss)	(577)	3,866	(5,780)
Equity in undistributed losses of other ventures	—	—	151,751
Net realized and unrealized gains on fixed maturity investments	(3,010)	(701)	(145)
Net other-than-temporary impairments	904	4,578	327
Other	32,034	51,839	11,096

Net cash provided by (used in) operating activities	32,589	39,543	(4,372)

Cash flows provided by investing activities:
Proceeds from maturities and sales of fixed maturity investments available for sale	518,941	511,628	15,370
Purchase of fixed maturity investments available for sale	(477,412)	(494,683)	(59,733)
Proceeds from maturities and sales of fixed maturity investments trading	22,308	—	—
Purchase of fixed maturity investments trading	(216,676)	—	—
Contributions to subsidiaries	(248,589)	(233,560)	(63,489)
Dividends and return of capital from subsidiaries	838,809	403,948	547,785
Net sales of short term investments	61,842	141,486	169,273
Net (purchases) sales of other investments	(81,519)	(25,900)	3,093
Purchase of investments in other ventures	—	—	12,262
Due (from) to subsidiary	(28,373)	138,377	(24,140)

Net cash provided by investing activities	389,331	441,296	600,421

Cash flows used in financing activities:
Dividends paid – common shares	(59,740)	(57,850)	(62,595)
Dividends paid – preference shares	(42,300)	(42,300)	(42,861)
RenaissanceRe common share repurchase	(50,972)	(428,406)	(200,171)
Redemption of 7.0% Senior Notes	—	(150,000)	—
Redemption of Series A preference shares	—	—	(150,000)
(Repayment) issuance of debt	(126,000)	150,000	—
Repayment of subordinated obligation to Capital Trust	—	—	(103,093)
Third party DaVinciRe share repurchase	(132,718)	43,549	(40,000)

Net cash used in financing activities	(411,730)	(485,007)	(598,720)

Effect of exchange rate changes on foreign currency cash	(106)	—	—

Net increase (decrease) in cash and cash equivalents	10,084	(4,168)	(2,671)
Cash and cash equivalents, beginning of year	5,122	9,290	11,961

Cash and cash equivalents, end of year	$15,206	$5,122	$9,290

SCHEDULE III

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2009			Year ended December 31, 2009
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Reinsurance	$34,638	$1,175,960	$302,915	$849,725	$—	$(87,639)	$78,848	$139,328	$839,023
Individual Risk	27,232	526,046	143,734	424,091	—	284,926	110,927	50,358	367,374
Other	—	—	—	—	323,981	—	—	—	—

Total	$61,870	$1,702,006	$446,649	$1,273,816	$323,981	$197,287	$189,775	$189,686	$1,206,397

	December 31, 2008			Year ended December 31, 2008
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Reinsurance	$44,855	$1,497,819	$313,374	$909,759	$—	$440,900	$105,437	$81,797	$871,893
Individual Risk	37,049	662,793	196,861	477,065	—	319,589	108,116	40,368	481,727
Other	—	—	—	—	24,231	—	—	—	—

Total	$81,904	$2,160,612	$510,235	$1,386,824	$24,231	$760,489	$213,553	$122,165	$1,353,620

	December 31, 2007			Year ended December 31, 2007
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Reinsurance	$57,596	$1,418,727	$352,822	$957,661	$—	$241,118	$119,915	$67,969	$1,024,493
Individual Risk	46,616	609,769	210,514	466,708	—	238,156	135,015	42,495	410,842
Other	—	—	—	—	402,463	—	—	—	—

Total	$104,212	$2,028,496	$563,336	$1,424,369	$402,463	$479,274	$254,930	$110,464	$1,435,335

SCHEDULE IV

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE

(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2009
Property and liability premiums earned	$515,069	$518,702	$1,277,449	$1,273,816	100%

Year ended December 31, 2008
Property and liability premiums earned	$487,223	$402,305	$1,301,906	$1,386,824	94%

Year ended December 31, 2007
Property and liability premiums earned	$453,729	$400,357	$1,370,997	$1,424,369	96%

SCHEDULE VI

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION CONCERNING

PROPERTY/CASUALTY INSURANCE OPERATIONS

(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2009	$61,870	$1,702,006	$—	$446,649	$1,273,816	$323,981

Year ended December 31, 2008	$81,904	$2,160,612	$—	$510,235	$1,386,824	$24,231

Year ended December 31, 2007	$104,212	$2,028,496	$—	$563,336	$1,424,369	$402,463

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written

Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2009	$441,786	$(244,499)	$189,775	$550,600	$1,206,397

Year ended December 31, 2008	$995,316	$(234,827)	$213,553	$744,632	$1,353,620

Year ended December 31, 2007	$712,424	$(233,150)	$254,930	$430,354	$1,435,335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.

RenaissanceRe Holdings Ltd.

Exhibits

1.	The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2.	The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form 10-K.

3.	Exhibits

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (4)

10.2	Amended and Restated Employment Agreement, dated as of February 22, 2006, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (5)

10.3	Amendment No. 1, dated as of March 1, 2007, to the Employment Agreement, dated as of February 22, 2006 by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (6)

10.4	Amendment No. 2, dated as of November 19, 2008, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (7)

10.5	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (8)

10.6	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (9)

10.7	Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and Fred R. Donner. (10)

10.8	Separation, Consulting, and Release Agreement, dated as of June 12, 2009, by and between RenaissanceRe Holdings Ltd. and Fred R. Donner. (11)

10.9	Employment Agreement, dated as of June 10, 2009, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (11)

10.10	Amendment No. 1 the Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (9)

10.11	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (10)

10.12	Separation, Consulting, and Release Agreement, dated January 11, 2010, by and between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (9)

10.13	Separation, Consulting, and Release Agreement, dated January 11, 2010, by and between RenaissanceRe Holdings Ltd. and William J. Ashley. (9)

10.14	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr. (10)

10.15	Form of Employment Agreement for Executive Officers. (10)

10.16	Form of Amendment to Employment Agreement for Executive Officers. (13)

10.17	Form of Amendment to Employment Agreement for Executive Officers. (7)

10.18	Form of Amendment No. 3 to the Amended and Restated Employment Agreement for Executive Officers. (9)

10.19	Third Amended and Restated Credit Agreement, dated as of April 9, 2009, by and among RenaissanceRe Holdings Ltd., various financial institutions parties thereto, Bank of America, N.A., as LC Issuer and Administrative Agent for the lenders, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, The Bank of New York Mellon and Wachovia Bank, National Association, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers. (15)

10.20	First Amendment Agreement to the Third Amended and Restated Credit Agreement, dated as of November 23, 2009, by and among RenaissanceRe Holdings Ltd., the lenders named therein and Bank of America, N.A., as LC Issuer and Administrative Agent for the lenders.

10.21	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders. (16)

10.22	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.23	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.24	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.25	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.26	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.27	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (20)

10.28	Form of Option Grant Notice and Agreement pursuant to which option grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.29	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.30	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (22)

10.31	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (23)

10.32	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (22)

10.33	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.34	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.35	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (26)

10.36	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.37	Form of Restricted Stock Grant Agreement for Directors. (5)

10.38	Form of Option Grant Agreement for Directors. (5)

10.39	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Timicuan Reinsurance Ltd. has become a party to this agreement pursuant to an accession agreement. (27)

10.40	Certificate of Designation, Preferences and Rights of 7.30% Series B Preference Shares. (28)

10.41	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (29)

10.42	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares. (30)

10.43	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee. (12)

10.44	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003. (14)

10.45	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Syndication Agents, ING Bank N.V., as Documentation Agent, and certain Lenders party thereto. (17)

10.46	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.47	Pledge Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.48	Agreement Regarding Use of Aircraft Interest, dated as of November 17, 2009, by and between RenaissanceRe Holdings Ltd. and Neill A. Currie.

10.49	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan.

10.50	Form of Restricted Stock Unit Agreement (for grants under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2008.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 15, 2009.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 17, 2001.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the SEC on May 2, 2008.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 31, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 14, 2009.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.

(18)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(24)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 4, 2003.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the SEC on December 14, 2006.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.