Form 10-Q
period 2010-03-31
RENAISSANCERE HOLDINGS LTD
filed 2010-04-29
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of April 26, 2010 was 57,903,912.

Total number of pages in this report: 79

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $1,447,788 and $3,513,183 at March 31, 2010 and December 31, 2009, respectively)	$1,485,161	$3,559,197
Fixed maturity investments trading, at fair value
(Amortized cost $3,060,513 and $747,983 at March 31, 2010 and December 31, 2009, respectively)	3,049,335	736,595
Short term investments, at fair value	864,328	1,002,306
Other investments, at fair value	866,865	858,026
Investments in other ventures, under equity method	84,942	97,287

Total investments	6,350,631	6,253,411
Cash and cash equivalents	358,773	260,716
Premiums receivable	511,832	589,827
Ceded reinsurance balances	121,836	91,852
Losses recoverable	156,820	194,241
Accrued investment income	32,784	31,928
Deferred acquisition costs	74,489	61,870
Receivable for investments sold	53,863	7,431
Other secured assets	27,651	27,730
Other assets	171,577	205,347
Goodwill and other intangibles	75,416	76,688

Total assets	$7,935,672	$7,801,041

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,695,397	$1,702,006
Reserve for unearned premiums	614,490	446,649
Debt	549,086	300,000
Reinsurance balances payable	241,544	381,548
Payable for investments purchased	136,838	59,236
Other secured liabilities	27,500	27,500
Other liabilities	221,001	256,669

Total liabilities	3,485,856	3,173,608

Commitments and Contingencies

Redeemable noncontrolling interest - DaVinciRe	658,525	786,647

Shareholders’ Equity
Preference shares	650,000	650,000
Common shares	58,320	61,745
Additional paid-in capital	—	—
Accumulated other comprehensive income	30,771	41,438
Retained earnings	3,052,200	3,087,603

Total shareholders’ equity	3,791,291	3,840,786

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$7,935,672	$7,801,041

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Revenues
Gross premiums written	$563,465	$598,301

Net premiums written	$415,983	$446,836
Increase in unearned premiums	(137,857)	(145,088)

Net premiums earned	278,126	301,748
Net investment income	67,181	42,126
Net foreign exchange losses	(11,342)	(10,155)
Equity in earnings of other ventures	2,156	1,736
Other loss	(5,731)	(14,795)
Net realized and unrealized gains on fixed maturity investments	48,598	22,126
Total other-than-temporary impairments	(33)	(19,022)
Portion recognized in other comprehensive income, before taxes	—	—

Net other-than-temporary impairments	(33)	(19,022)

Total revenues	378,955	323,764

Expenses
Net claims and claim expenses incurred	79,057	86,197
Acquisition expenses	44,675	44,604
Operational expenses	64,551	39,757
Corporate expenses	5,559	6,588
Interest expense	3,156	4,136

Total expenses	196,998	181,282

Income before taxes	181,957	142,482
Income tax benefit	4,215	852

Net income	186,172	143,334
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(10,550)	(35,475)

Net income attributable to RenaissanceRe	175,622	107,859
Dividends on preference shares	(10,575)	(10,575)

Net income available to RenaissanceRe common shareholders	$165,047	$97,284

Net income available to RenaissanceRe common shareholders per common share - basic	$2.75	$1.57

Net income available to RenaissanceRe common shareholders per common share - diluted	$2.73	$1.57

Dividends per common share	$0.25	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2010 and 2009

(in thousands of United States Dollars)

(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Preference shares
Balance - January 1	$650,000	$650,000
Repurchase of shares	—	—

Balance - March 31	650,000	650,000

Common shares
Balance - January 1	61,745	61,503
Repurchase of shares	(3,716)	—
Exercise of options and issuance of restricted stock and awards	291	821

Balance - March 31	58,320	62,324

Additional paid-in capital
Balance - January 1	—	—
Repurchase of shares	(14,284)	—
Reduction in redeemable noncontrolling interest - DaVinciRe	6,125	7,250
Exercise of options and issuance of restricted stock and awards	8,159	4,123

Balance - March 31	—	11,373

Accumulated other comprehensive income
Balance - January 1	41,438	75,387
Change in net unrealized gains (losses) on investments	(10,667)	(5,857)
Portion of other-than-temporary impairments recognized in other comprehensive income other comprehensive income	—	—

Balance - March 31	30,771	69,530

Retained earnings
Balance - January 1	3,087,603	2,245,853
Net income	186,172	143,334
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(10,550)	(35,475)
Repurchase of shares	(185,658)	—
Dividends on common shares	(14,792)	(14,961)
Dividends on preference shares	(10,575)	(10,575)

Balance - March 31	3,052,200	2,328,176

Total Shareholders’ Equity	$3,791,291	$3,121,403

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2010 and 2009

(in thousands of United States Dollars)

(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Comprehensive income
Net income	$186,172	$143,334
Change in net unrealized gains on investments	(8,929)	(6,372)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—

Comprehensive income	177,243	136,962
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(10,550)	(35,475)
Change in net unrealized gains on investments attributable to redeemable noncontrolling interest - DaVinciRe	(1,738)	515

Comprehensive income attributable to redeemable noncontrolling interest - DaVinciRe	(12,288)	(34,960)

Comprehensive income attributable to RenaissanceRe	$164,955	$102,002

Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains (losses) on fixed maturity investments available for sale and net other-than-temporary impairments	$34,204	$(2,753)
Net realized gains on fixed maturity investments available for sale	(44,904)	(22,126)
Net other-than-temporary impairments recognized in earnings	33	19,022

Change in net unrealized gains on fixed maturity investments available for sale	$(10,667)	$(5,857)

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(in thousands of United States dollars)

(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Cash flows provided by operating activities

Net income	$186,172	$143,334

Adjustments to reconcile net income to net cash provided by operating activities
Amortization and depreciation	13,987	(740)
Equity in undistributed earnings of other ventures	10,731	10,105
Net realized and unrealized gains on fixed maturity investments	(48,598)	(22,126)
Net other-than-temporary impairments	33	19,022
Net unrealized (gains) losses included in net investment income	(24,940)	16,976
Net unrealized losses included in other loss	1,419	12,897
Change in:
Premiums receivable	77,995	(27,569)
Ceded reinsurance balances	(29,984)	(61,290)
Deferred acquisition costs	(12,619)	(15,806)
Reserve for claims and claim expenses, net	30,812	(70,244)
Reserve for unearned premiums	167,841	206,378
Reinsurance balances payable	(140,004)	(25,879)
Other	(2,256)	(42,059)

Net cash provided by operating activities	230,589	142,999

Cash flows (used in) provided by investing activities

Proceeds from sales and maturities of investments available for sale	2,461,565	1,695,498
Purchases of investments available for sale	(376,820)	(1,720,159)
Proceeds from sales and maturities of investments trading	812,692	—
Purchases of investments trading	(3,078,390)	—
Net sales of short term investments	137,978	36,007
Net sales of other investments	16,101	23,476
Net sales (purchases) of other assets	2,729	(965)

Net cash (used in) provided by investing activities	(24,145)	33,857

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(14,792)	(14,961)
Dividends paid - preference shares	(10,575)	(10,575)
RenaissanceRe common share repurchases	(203,658)	—
Third party DaVinciRe share transactions	(123,084)	(123,718)
Reverse repurchase agreement	—	(50,042)
Issuance of 5.75% Senior Notes	249,086	—

Net cash used in financing activities	(103,023)	(199,296)

Effect of exchange rate changes on foreign currency cash	(5,364)	(2,912)

Net increase (decrease) in cash and cash equivalents	98,057	(25,352)

Cash and cash equivalents, beginning of period	260,716	274,692

Cash and cash equivalents, end of period	$358,773	$249,340

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars) (Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses; losses recoverable, including allowances for losses recoverable deemed uncollectible; estimates of written and earned premiums; the fair value of investments and financial instruments, including derivative instruments; premiums and other accounts receivable, including allowances for amounts deemed uncollectible; and estimates relating to the Company’s deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

RenaissanceRe Holdings Ltd. (“RenaissanceRe”) was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries and DaVinciRe (as defined below), which are collectively referred to herein as the “Company”, RenaissanceRe provides reinsurance and insurance coverages and related services to a broad range of customers.

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

•

The Company’s Insurance operations include direct insurance and quota share reinsurance written through the operating subsidiaries of RenRe Insurance Holdings Ltd. (“RenRe Insurance”). These operating subsidiaries principally include Stonington Insurance Company (“Stonington”), which writes business in the U.S. on an admitted basis, and Glencoe Insurance Ltd. (“Glencoe”) and Lantana Insurance Ltd. (“Lantana”), which write business in the U.S. on an excess and surplus lines basis, and also provide reinsurance coverage, principally through quota share contracts, which are analyzed on an individual risk basis. The Insurance operations also include the results of Agro National Inc. (“Agro National”), a managing general underwriter of crop insurance.

•

The Company, through Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (“REAL”), provides certain derivative-based risk management products primarily to its clients to address weather and energy risk. The Company also engages in hedging and trading activities related to those transactions and provides fee-based consulting services, respectively.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

NOTE 2.	CEDED REINSURANCE

The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses, generally in excess of various retentions or on a proportional basis. The earned reinsurance premiums ceded were $117.5 million and $90.2 million for the three months ended March 31, 2010 and 2009, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred were $34.9 million and $11.8 million for the three months ended March 31, 2010 and 2009. The Company remains liable to the extent that any reinsurance company fails to meet its obligations.

NOTE 3.	EARNINGS PER SHARE

The Company accounts for its weighted average shares in accordance with FASB ASC Topic Earnings per Share. Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009
(in thousands of U.S. dollars, except per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$165,047	$97,284
Amount allocated to participating common shareholders (1)	(4,196)	(1,809)

	$160,851	$95,475

Denominator (in thousands):
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	58,407	60,635

Per common share equivalents of employee stock options and restricted shares	480	354

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	58,887	60,989

Basic income per RenaissanceRe common share	$2.75	$1.57

Diluted income per RenaissanceRe common share	$2.73	$1.57

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

NOTE 4.	DIVIDENDS AND COMMON SHARE REPURCHASES

The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.25 per common share to shareholders of record on March 15, 2010.

On February 17, 2010, the Board of Directors approved an increase in the Company’s authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company repurchased $203.7 million of shares during the three months ended March 31, 2010, and through the period ending April 26, 2010, the Company repurchased an additional 416 thousand common shares in open market transactions at an aggregate cost of $23.7 million and at an average share price of $56.85. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

NOTE 5.	SEGMENT REPORTING

The Company has two reportable segments: Reinsurance and Insurance.

The Reinsurance segment consists of: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458; and 4) certain other activities of ventures as described herein. The Reinsurance segment is managed by the Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to the Company’s proprietary risk management, underwriting and modeling resources and tools.

The Insurance segment, formerly known as the Individual Risk segment, includes underwriting that involves understanding the characteristics of the original underlying insurance policy. The Company’s Insurance segment is also managed by the Global Chief Underwriting Officer. The Insurance segment currently provides insurance written on both an admitted basis and an excess and surplus lines basis, and also provides some reinsurance which is written on a quota share basis.

The Company’s financial results relating to the operating subsidiaries managed by the ventures unit include the financial results of Renaissance Trading and are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are the Company’s investments in other ventures, including Top Layer Re, Tower Hill Holdings Inc. and Tower Hill Insurance Group, LLC (collectively the “Tower Hill Companies”), and in respect of the Company’s ownership of a warrant to purchase 2.5 million common shares of Platinum Underwriters Holdings Ltd. (“Platinum”).

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses for the three months ended March 31, 2010 and 2009 is as follows:

Three months ended March 31, 2010	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$512,392	$51,880	$(807)	$—	$563,465

Net premiums written	$402,309	$13,674		—	$415,983

Net premiums earned	$250,040	$28,086		—	$278,126
Net claims and claim expenses incurred	101,534	(22,477)		—	79,057
Acquisition expenses	23,818	20,857		—	44,675
Operational expenses	40,151	24,400		—	64,551

Underwriting income	$84,537	$5,306		—	89,843

Net investment income				67,181	67,181
Equity in earnings of other ventures				2,156	2,156
Other loss				(5,731)	(5,731)
Interest and preference share dividends				(13,731)	(13,731)
Redeemable noncontrolling interest - DaVinciRe				(10,550)	(10,550)
Other items, net				(12,686)	(12,686)
Net realized and unrealized gains on fixed maturity investments				48,598	48,598
Net other-than-temporary impairments				(33)	(33)

Net income available to RenaissanceRe common shareholders				$75,204	$165,047

Net claims and claim expenses incurred - current accident year	$206,751	$34,005			$240,756
Net claims and claim expenses incurred - prior accident years	(105,217)	(56,482)			(161,699)

Net claims and claim expenses incurred - total	$101,534	$(22,477)			$79,057

Net claims and claim expense ratio - current accident year	82.7%	121.1%			86.6%
Net claims and claim expense ratio - prior accident years	(42.1%)	(201.1%)			(58.2%)

Net claims and claim expense ratio - calendar year	40.6%	(80.0%)			28.4%
Underwriting expense ratio	25.6%	161.1%			39.3%

Combined ratio	66.2%	81.1%			67.7%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

Three months ended March 31, 2009	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$532,916	$65,149	$236	$—	$598,301

Net premiums written	$414,787	$32,049		—	$446,836

Net premiums earned	$225,971	$75,777		—	$301,748
Net claims and claim expenses incurred	16,571	69,626		—	86,197
Acquisition expenses	19,021	25,583		—	44,604
Operational expenses	29,115	10,642		—	39,757

Underwriting income (loss)	$161,264	$(30,074)		—	131,190

Net investment income				42,126	42,126
Equity in earnings of other ventures				1,736	1,736
Other loss				(14,795)	(14,795)
Interest and preference share dividends				(14,711)	(14,711)
Redeemable noncontrolling interest - DaVinciRe				(35,475)	(35,475)
Other items, net				(15,891)	(15,891)
Net realized gains on investments				22,126	22,126
Net other-than-temporary impairments				(19,022)	(19,022)

Net income available to RenaissanceRe common shareholders				$(33,906)	$97,284

Net claims and claim expenses incurred - current accident year	$41,306	$37,629			$78,935
Net claims and claim expenses incurred - prior accident years	(24,735)	31,997			7,262

Net claims and claim expenses incurred - total	$16,571	$69,626			$86,197

Net claims and claim expense ratio - current accident year	18.3%	49.7%			26.2%
Net claims and claim expense ratio - prior accident years	(11.0%)	42.2%			2.4%

Net claims and claim expense ratio - calendar year	7.3%	91.9%			28.6%
Underwriting expense ratio	21.3%	47.8%			27.9%

Combined ratio	28.6%	139.7%			56.5%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

NOTE 6.	INVESTMENTS

Fixed Maturity Investments Available For Sale

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale at March 31, 2010 and December 31, 2009:

		Included in Accumulated Other Comprehensive Income
At March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
U.S. treasuries	$13,170	$591	$(10)	$13,751	$—
Agencies	99,792	1,061	(8)	100,845	—
Non-U.S. government (Sovereign debt)	115,406	7,877	(274)	123,009	(88)
FDIC guaranteed corporate	447,812	4,583	(56)	452,339	—
Non-U.S. government-backed corporate	97,340	1,683	(26)	98,997	—
Corporate	282,092	12,930	(1,560)	293,462	(2,393)
Agency mortgage-backed	140,148	3,383	(257)	143,274	—
Non-agency mortgage-backed	28,460	2,616	(92)	30,984	(2,323)
Commercial mortgage-backed	174,622	4,830	(929)	178,523	—
Asset-backed	48,946	1,327	(296)	49,977	(598)

Total	$1,447,788	$40,881	$(3,508)	$1,485,161	$(5,402)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

		Included in Accumulated Other Comprehensive Income
At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
U.S. treasuries	$599,930	$691	$(2,689)	$597,932	$—
Agencies	164,071	1,627	(121)	165,577	—
Non-U.S. government (Sovereign debt)	171,137	8,706	(557)	179,286	(88)
FDIC guaranteed corporate	850,193	6,175	(380)	855,988	—
Non-U.S. government-backed corporate	248,888	1,557	(1,699)	248,746	—
Corporate	811,304	32,128	(4,556)	838,876	(4,659)
Agency mortgage-backed	289,433	4,521	(1,526)	292,428	—
Non-agency mortgage-backed	35,071	1,888	(576)	36,383	(2,949)
Commercial mortgage-backed	253,713	2,183	(4,424)	251,472	—
Asset-backed	89,443	3,598	(532)	92,509	(1,531)

Total fixed maturity investments available for sale	$3,513,183	$63,074	$(17,060)	$3,559,197	$(9,227)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

Fixed Maturity Investments Trading

During the fourth quarter of 2009, the Company started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale. The Company made this change, due in part to the new authoritative other-than-temporary impairment GAAP guidance that became effective on April 1, 2009, which has resulted in additional accounting judgments required to be made on a quarterly basis, combined with an effort to report the Company’s fixed maturity investment portfolio results in the Company’s consolidated statements of operations in a manner consistent with the way in which the Company manages the portfolio, which is on a total investment return basis. The Company currently expects to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, the Company currently expects its fixed maturity investments available for sale balance to decrease and its fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments the Company makes. This change will over time result in additional volatility in the Company’s net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded currently in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

The following table summarizes the fair value of fixed maturity investments trading at March 31, 2010:

At March 31, 2010	Fair Value
(in thousands of U.S. dollars)
U.S. treasuries	$1,368,577
Agencies	25,815
Non-U.S. government (Sovereign debt)	84,508
FDIC guaranteed corporate	190,630
Non-U.S. government-backed corporate	271,102
Corporate	1,019,094
Agency mortgage-backed	89,609

Total fixed maturity investments trading, at fair value	$3,049,335

Net realized and unrealized gains on fixed maturity investments include net unrealized gains on fixed maturity investments trading of $4.9 million for the three months ended March 31, 2010.

Contractual maturities of fixed maturity investments are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Trading		Total Fixed Maturity Investments
At March 31, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands of U.S. dollars)
Due in less than one year	$76,178	$77,613	$1,995	$1,999	$78,173	$79,612
Due after one through five years	800,930	817,356	2,265,579	2,261,336	3,066,509	3,078,692
Due after five through ten years	151,605	157,954	633,774	628,137	785,379	786,091
Due after ten years	26,898	29,480	68,868	68,254	95,766	97,734
Mortgage-backed	343,231	352,781	90,297	89,609	433,528	442,390
Asset-backed	48,946	49,977	—	—	48,946	49,977

Total	$1,447,788	$1,485,161	$3,060,513	$3,049,335	$4,508,301	$4,534,496

Net Investment Income

The components of net investment income are as follows:

Three months ended March 31,	2010	2009
(in thousands of U.S. dollars)
Fixed maturity investments	$28,643	$39,127
Short term investments	2,284	3,071
Other investments
Hedge funds and private equity investments	17,536	(19,741)
Other	21,218	21,821
Cash and cash equivalents	66	373

	69,747	44,651
Investment expenses	(2,566)	(2,525)

Net investment income	$67,181	$42,126

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

Three months ended March 31,	2010	2009
(in thousands of U.S. dollars)
Gross realized gains	$48,887	$31,423
Gross realized losses	(5,170)	(9,297)

Net realized gains on fixed maturity investments	43,717	22,126
Net unrealized gains on fixed maturity investments, trading	4,881	—

Net realized and unrealized gains on fixed maturity investments	$48,598	$22,126

Total other-than-temporary impairments	(33)	(19,022)
Portion recognized in other comprehensive income, before taxes	—	—

Net other-than-temporary impairments	$(33)	$(19,022)

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
U.S. treasuries	$2,058	$(10)	$—	$—	$2,058	$(10)
Agencies	2,997	(8)	—	—	2,997	(8)
Non-U.S. government (Sovereign debt)	11,966	(265)	111	(9)	12,077	(274)
FDIC guaranteed corporate	60,625	(56)	—	—	60,625	(56)
Non-U.S. government-backed corporate	6,360	(26)	—	—	6,360	(26)
Corporate	71,881	(1,322)	2,829	(238)	74,710	(1,560)
Agency mortgage-backed	50,898	(257)	—	—	50,898	(257)
Non-agency mortgage-backed	435	(14)	1,394	(78)	1,829	(92)
Commercial mortgage-backed	13,227	(259)	14,028	(670)	27,255	(929)
Asset-backed	—	—	7,918	(296)	7,918	(296)

Total	$220,447	$(2,217)	$26,280	$(1,291)	$246,727	$(3,508)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
U.S. treasuries	$551,203	$(2,689)	$—	$—	$551,203	$(2,689)
Agencies	75,537	(121)	—	—	75,537	(121)
Non-U.S. government (Sovereign debt)	39,119	(540)	209	(17)	39,328	(557)
FDIC guaranteed corporate	156,989	(380)	—	—	156,989	(380)
Non-U.S. government-backed corporate	106,971	(1,699)	—	—	106,971	(1,699)
Corporate	253,828	(4,069)	7,893	(487)	261,721	(4,556)
Agency mortgage-backed	156,288	(1,348)	3,818	(178)	160,106	(1,526)
Non-agency mortgage-backed	2,558	(54)	9,120	(522)	11,678	(576)
Commercial mortgage-backed	77,796	(1,089)	32,184	(3,335)	109,980	(4,424)
Asset-backed	4,605	(18)	14,407	(514)	19,012	(532)

Total	$1,424,894	$(12,007)	$67,631	$(5,053)	$1,492,525	$(17,060)

At March 31, 2010, the Company held 42 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater and does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its investments for the three months ended March 31, 2010 and 2009, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

At March 31, 2010, $1.4 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s principal letter of credit facility. Of this amount, $59.4 million are on deposit, or in trust accounts for the benefit of U.S. state regulatory authorities.

Other-Than-Temporary Impairment Process Prior to April 1, 2009

Under the pre-existing guidance, which was in effect for the three months ended March 31, 2009, the Company assessed, on a quarterly basis, whether declines in the fair value of its fixed maturity investments available for sale represented impairments that were other-than-temporary based on several factors. The factors the Company considered in the assessment of a security included: (i) the time period during which there had been a significant decline below cost; (ii) the extent of the decline below cost; (iii) the Company’s intent and ability to hold the security; (iv) the potential for the security to recover in value; (v) an analysis of the financial condition of the issuer; and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company determined that there was an other-than-temporary decline in the fair value of the security, the cost of the security was written down to its fair value and the unrealized loss at the time of determination was reflected in the Company’s consolidated statements of operations.

The majority of the Company’s fixed maturity investments available for sale are managed by external investment managers in accordance with specific investment mandates and guidelines. The investment managers are directed to manage the Company’s investments to maximize total investment return in accordance with these investment mandates and guidelines. While the Company has adequate capital and liquidity to support its operations and to hold its fixed maturity investments available for sale which were in an unrealized loss position until they recover in value, the Company has not prohibited or restricted its investment managers from selling these investments and its investment managers actively traded the Company’s investments. The Company was therefore unable to represent or certify that it had the intent or ability to hold these investments until they recovered in value. As a consequence, under the pre-existing guidance, the Company impaired essentially all of its fixed maturity investments available for sale that were in an unrealized loss position at each quarterly reporting date. For the three months ended March 31, 2009, the Company recorded other-than-temporary impairments of $19.0 million. As of March 31, 2009, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position.

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

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the three months ended March 31, 2010, the Company recognized $nil, of other-than-temporary impairments due to the Company’s intent to sell these securities as of March 31, 2010.

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2010, the Company recognized $nil of other-than-temporary impairments due to required sales.

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

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three months ended March 31, 2010, the Company recognized $33 thousand of credit related other-than-temporary impairments which were recognized in earnings and $nil related to other factors.

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income for the three months ended March 31, 2010:

Three months ended March 31, 2010
(in thousands of U.S. dollars)
Balance - January 1	$9,987
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	31
Reductions:
Securities sold during the period	(5,954)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance - March 31	$4,064

NOTE 7.	FAIR VALUE MEASUREMENTS

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At March 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)
Fixed maturity investments
U.S. treasuries	$1,382,328	$1,382,328	$—	$—
Agencies	126,660	—	126,660	—
Non-U.S. government (Sovereign debt)	207,517	—	207,517	—
FDIC guaranteed corporate	642,969	—	642,969	—
Non-U.S. government-backed corporate	370,099	—	370,099	—
Corporate	1,312,556	—	1,312,556	—
Agency mortgage-backed	232,883	—	232,883	—
Non-agency mortgage-backed	30,984	—	30,984	—
Commercial mortgage-backed	178,523	—	178,523	—
Asset-backed	49,977	—	49,977	—

Total fixed maturity investments	4,534,496	1,382,328	3,152,168	—
Short term investments	864,328	—	864,328	—
Other investments
Private equity partnerships	292,412	—	—	292,412
Senior secured bank loan funds	253,652	—	153,002	100,650
Catastrophe bonds	156,973	—	156,647	326
Non-U.S. fixed income funds	75,533	—	75,533	—
Hedge funds	56,475	—	56,475	—
Miscellaneous other investments	31,820	—	31,820	—

Total other investments	866,865	—	473,477	393,388

Other secured assets	27,651	—	27,651	—

Other assets and (liabilities)
Platinum warrants	31,174	—	31,174	—
Weather and energy risk management operations	(4,644)	3,832	—	(8,476)
Assumed and ceded (re)insurance contracts	(1,094)	—	—	(1,094)
Derivatives	3,682	4,458	(776)	—
Other	15,626	(775)	—	16,401

Total other assets and (liabilities)	44,744	7,515	30,398	6,831

	$6,338,084	$1,389,843	$4,548,022	$400,219

Fixed Maturity Investments

Fixed maturity investments included in Level 1 consist of the Company’s investments in U.S. treasuries. Fixed maturity investments included in Level 2 are U.S. agencies, non-U.S. government, corporate, FDIC guaranteed corporate, non-U.S. government-backed corporate, agency mortgage-backed, mortgage-backed and asset-backed fixed maturity investments.

The Company’s fixed maturity investments portfolios are priced using broker quotations and pricing services, such as index providers and pricing vendors. The pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine prices. Prices are generally verified using third party data. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets. The Company considers these Level 2 inputs as they are corroborated with other externally obtained information. The techniques generally used to determine the fair value of our fixed maturity investments are detailed below by asset class.

U.S. treasuries

At March 31, 2010, the Company’s U.S. treasuries fixed maturity investments had a weighted average yield to maturity of 1.9%, a weighted average credit quality of AAA, and are primarily priced by pricing vendors. When pricing these securities, the vendor may utilize daily data from many real time market sources, including active broker dealers, as such, the Company considers its U.S. treasuries fixed maturity investments Level 1. All data sources are constantly reviewed for accuracy to ensure the most reliable price source is used for each issue and maturity date.

Agencies

At March 31, 2010, the Company’s agencies fixed maturity investments had a weighted average yield to maturity of 1.3% and a weighted average credit quality of AAA. The issuers of the Company’s agencies fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies, are primarily priced by pricing vendors. When evaluating these securities, the vendor may gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The dollar value for each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. The Company considers its agencies fixed maturity investments Level 2.

Non-U.S. government (Sovereign debt)

Non-U.S. government fixed maturity investments held by the Company at March 31, 2010, had a weighted average yield to maturity of 3.5% and a weighted average credit quality of AA. The issuers for securities in this sector are generally non-U.S. governments and agencies as well as supranational organizations. Securities held in these sectors, are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor may then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor may also utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets. The Company considers its non-U.S. government fixed maturity investments Level 2.

FDIC guaranteed corporate

The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average yield to maturity of 1.1% and a weighted average credit quality of AAA at March 31, 2010. The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments, are primarily priced by pricing vendors. When evaluating these securities, the vendor may gather information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor may also consider the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve or LIBOR. The Company considers its FDIC guaranteed corporate fixed maturity investments Level 2.

Non-U.S. government-backed corporate

Non-U.S. government-backed corporate fixed maturity investments are considered Level 2 by the Company and had a weighted average yield to maturity of 2.0% and a weighted average credit quality of AAA at March 31, 2010. Non-U.S. government-backed fixed maturity investments are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor may then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor may also utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate

At March 31, 2010, the Company’s corporate fixed maturity investments had a weighted average yield to maturity of 3.4% and a weighted average credit quality of A, and principally consist of U.S. and international corporations. The Company’s corporate fixed maturity investments are primarily priced by pricing vendors, and are considered Level 2 by the Company. When evaluating these securities, the vendor may gather information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor may also consider the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve or LIBOR.

Agency mortgage-backed

At March 31, 2010, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 3.1%, a weighted average credit quality of AAA and a weighted average life of 4.0 years. The majority of the Company’s agency mortgage-backed fixed maturity investments held at March 31, 2010 are from vintage years 2009 and prior. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market and LIBOR. The vendor model may also utilize additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations may also be corroborated by daily active market quotes. The Company considers its agency mortgage-backed fixed maturity investments Level 2.

Non-agency mortgage-backed

The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments, and considers these fixed maturity investments Level 2. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At March 31, 2010, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average yield to maturity of 5.2%, a weighted average credit quality of AA and a weighted average life of 4.3 years. The Company’s non-agency Alt-A fixed maturity investments held at March 31, 2010, have a weighted average yield to maturity of 8.6%, a weighted average credit quality of AA, a weighted average life of 3.9 years, and are from vintage years 2005 and prior. Securities held in these sectors, are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market and LIBOR. The vendor model may also utilize additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations may also be corroborated by daily active market quotes.

Commercial mortgage-backed

The Company’s commercial mortgage-backed fixed maturity investments held at March 31, 2010 have a weighted average yield to maturity of 3.7%, a weighted average credit quality of AA and a weighted average life of 3.8 years, and the majority of the securities held are from vintage years 2007 and prior. Securities held in these sectors, are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor may apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve, swap curve and TBA values as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Asset-backed

At March 31, 2010, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 1.6%, a weighted average credit quality of AAA and a weighted average life of 3.6 years. The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, automobile loans and credit card receivables. Securities held in these sectors, are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor may apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve, swap curve and TBA values as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Short term investments

Short term investments are considered Level 2 and fair values are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.

Other Investments

Private equity partnerships

Included in the Company’s investments in private equity partnerships at March 31, 2010 are alternative asset limited partnerships that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; oil, gas and power; and secondaries. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to, and as a result, is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers.

Senior secured bank loan funds

At March 31, 2010, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair values of the Company’s senior secured bank loan funds are estimated using the net asset value per share of the funds. Investments of $153.0 million are redeemable, in whole or in part, on a monthly basis, and are valued at the net asset value of the fund and are considered Level 2. In addition, the Company has a $100.7 million investment in a bank loan fund for which it has no right to redeem its investment in advance of dissolution of the fund. Instead, the nature of this investment is that distributions are received by the Company in connection with the liquidation of the underlying assets of the fund. The Company’s investment in this bank loan fund is valued using monthly net asset valuations received from the investment manager. The underlying investments in this bank loan fund are relatively liquid and prices can be obtained on a daily basis. However, the lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.

Catastrophe bonds

The Company’s other investments include investments in catastrophe bonds which are recorded at fair value based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. As such, the Company considers its catastrophe bonds Level 2.

Non-U.S. fixed income funds

The Company considers its investments in non-U.S. fixed income funds Level 2. The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds, non-U.S. convertible securities and high income convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments which are provided by third parties such as the relevant investment manager or administrator, recent financial information issued by the applicable investee entity or available market data to estimate fair value.

Hedge funds

The Company invests in hedge funds that pursue multiple strategies without limiting itself to a predefined strategy or set of strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; credit, distressed credit and structured credit investments and arbitrage; capital structure arbitrage; and private investments. At March 31, 2010, the fair values of the Company’s hedge funds have been estimated using the net asset value per share of the investments which are provided by third parties such as the relevant investment manager or administrator, recent financial information issued by the applicable investee entity or available market data to estimate fair value. The Company considers its hedge fund investments Level 2.

Other secured assets

Other secured assets represent contractual rights under a purchase agreement, contingent purchase agreement and credit derivatives agreement with a major bank to sell certain securities within the Company’s catastrophe-linked securities portfolio. The Company’s other secured assets are accounted for at fair value based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. As such, the Company considers its catastrophe bonds Level 2.

Other assets and liabilities

Included in other assets and liabilities measured at fair value is the Company’s investment in a warrant to purchase 2.5 million common shares of Platinum, estimated using the Black-Scholes option pricing model, which the Company has considered Level 2 as the inputs to the option pricing model are based on observable market inputs. Other assets and liabilities also include the Company’s weather and energy risk management operations, which principally includes certain derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and the fair value of these contracts is obtained through the use of exchange traded market prices, or in the absence of such market prices, industry or internal valuation models, as such, these products are considered Level 1 and Level 3, respectively. The Company considers assumed and ceded (re)insurance contracts accounted for at fair value as Level 3, as the fair value of these contracts is obtained through the use of internal valuation models with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. In addition, other assets and liabilities include certain other derivatives entered into by the Company, the fair value of these transactions include certain exchange traded foreign currency forward contracts which are considered Level 1, and the fair value of certain credit derivatives, determined using industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2010	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)
Balance — January 1	$393,913	$3,567	$397,480

Total net unrealized gains (losses)
Included in net investment income	8,891	—	8,891
Included in other loss	—	(10,136)	(10,136)

Total net realized gains
Included in net investment income	—	—	—
Included in other loss	—	7,615	7,615

Total net foreign exchange losses	(2,215)	(484)	(2,699)

Net purchases, issuances, and settlements	(7,201)	6,269	(932)
Net transfers in and/or out of Level 3	—	—	—

Balance — March 31, 2010	$393,388	$6,831	$400,219

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value election option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $1.2 million and $0.7 million, respectively, at March 31, 2010 (December 31, 2009 – $2.2 million and $nil, respectively). During the three months ended March 31, 2010, the Company recorded losses of $1.4 million which are included in other loss and represent changes in the fair value of these contracts (March 31, 2009 – $0.8 million).

Insurance Contracts Accounted for at Fair Value

The Company assumes certain insurance contracts that are accounted for at fair value under the fair value election option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other liabilities and totaled $1.6 million at March 31, 2010 (December 31, 2009 – $14.0 million). During the three months ended March 31, 2010, the Company recorded unrealized losses of $1.2 million (March 31, 2009 – unrealized gains of $0.1 million), and realized gains of $1.9 million (March 31, 2009 – realized losses of $30 thousand) which are included in other loss and represent changes in the fair value and realized gains of these contracts.

Weather and Energy Transactions Accounted for at Fair Value

Through the business conducted by Renaissance Trading on a regular basis and otherwise from time to time, the Company enters into certain weather and energy insurance type contracts through its trading activities that it has elected to account for at fair value under the fair value election option. These contracts are recorded on the Company’s balance sheet in other assets and totaled $nil million at March 31, 2010 (December 31, 2009 – $0.5 million). During the three months ended March 31, 2010, the Company recorded unrealized losses of $3.0 million, which are included in other loss and represent changes in the fair value of these contracts (March 31, 2009 – $nil).

Senior Notes

In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. At March 31, 2010, the fair value of the 5.875% Senior Notes was $104.8 million (December 31, 2009 – $103.7 million).

In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.750% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. At March 31, 2010, the fair value of the 5.750% Senior Notes was $247.5 million.

The fair value of RenaissanceRe’s 5.875% Senior Notes and RRNAH’s 5.750% Senior Notes is determined using indicative market pricing obtained from third-party service providers.

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Financial Instruments. The Company has elected to use the guidance under FASB ASC Topic Financial Instruments, as it represents the most current authoritative GAAP. Below is a summary of the balances the Company has elected to account for at fair value:

(in thousands of U.S. dollars)	March 31, 2010	December 31, 2009
Other investments	$866,865	$858,026

Other secured assets	27,651	27,730

Other assets and (liabilities) (1)	$6,831	$9,102

(1)	Balance at March 31, 2010 includes $17.6 million of other assets and $10.8 million of other liabilities. Balance at December 31, 2009 includes $22.6 million of other assets and $13.5 million of other liabilities.

Included in net investment income for the three months ended March 31, 2010 is $24.9 million of net unrealized gains related to the changes in fair value of other investments (March 31, 2009 – $17.0 million of net unrealized losses). Net unrealized losses related to the changes in the fair value of other secured assets and other assets and liabilities recorded in other loss was $0.1 million and $10.1 million, respectively, for the three months ended March 31, 2010 (March 31, 2009 – net unrealized (losses) gains of $(0.1) million and $0.1 million, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At March 31, 2010	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
(in thousands of U.S. dollars)
Private equity partnerships	$292,412	$176,861	See below	See below
Senior secured bank loan funds	253,652	—	See below	See below
Non-U.S. fixed income funds	75,533	—	Monthly, bi-monthly	5 - 20 days
Hedge funds	56,475	—	Annually, bi-annually	45 - 90 days

Total other investments measured using net asset valuations	$678,072	$176,861

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

Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $153.0 million are redeemable, in whole or in part, on a monthly basis. Currently, the Company generally has no right to redeem its remaining $100.7 million investment in bank loan funds in advance of dissolution of the applicable funds. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable fund. If these investments were held, it is estimated that the majority of the underlying assets of the funds would liquidate over 6 to 8 years. It is the Company’s understanding that the management of the senior secured bank loan funds which currently cannot generally be redeemed has restructured these investments during 2010, to a fund structure which would liquidate in the near term, and the Company has elected to transfer its investment to the new fund structure, although such transfer has not yet taken place.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds, non-U.S. convertible securities and high income convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Investments of $44.4 million are redeemable, in whole or in part, on a bi-monthly basis. The remaining $31.1 million can generally only be redeemed by the Company at a rate of 10% per month. These investments may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies without limiting itself to a pre-defined strategy or set of strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; credit, distressed credit and structured credit investments and arbitrage; capital structure arbitrage; and private investments. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Included in the Company’s hedge fund investments is $10.4 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 8.	REDEEMABLE NONCONTROLLING INTEREST

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the three months ended March 31, 2010 and 2009 is recorded in the consolidated statements of operations as redeemable noncontrolling interest.

DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. RenaissanceRe’s ownership in DaVinciRe was 41.2% at March 31, 2010 (March 31, 2009 – 38.2%).

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2010, in accordance with the third amended and restated shareholders agreement, which provides shareholders, excluding RenaissanceRe, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of their initial aggregate number of shares held, subject to certain limitations. The repurchase notices submitted on or before March 1, 2010, were for shares of DaVinciRe with a GAAP book value of $76.9 million at March 31, 2010.

The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in the Company’s redeemable noncontrolling interest – DaVinciRe is detailed in the table below for the three months ended March 31, 2010 and 2009:

	Redeemable noncontrolling interest - DaVinciRe
Three months ended March 31,	2010	2009
(in thousands of U.S. dollars)
Balance - January 1	$786,647	$768,531
Net purchase of shares from redeemable noncontrolling interest	(140,410)	(152,728)
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	10,550	35,475
Other comprehensive income attributable to noncontrolling interest	1,738	(515)

Balance - March 31	$658,525	$650,763

NOTE 9.	DERIVATIVE INSTRUMENTS

The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts in order to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. The fair value of the Company’s derivatives are estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

The Company’s guidelines permit investments in derivative instruments such as futures, forward contracts, options, swap agreements and other derivative contracts which may be used to assume risk or for hedging purposes. The Company principally has exposure to derivatives related to the following types of risks: interest rate risk; foreign currency risk; credit risk; energy and weather-related risk; and equity price risk.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At March 31, 2010, the Company had $601.3 million of notional long positions and $118.6 million of notional short positions of primarily Eurodollar and U.S. Treasury and non-U.S. dollar futures contracts. The fair value of these derivatives as recognized in other assets and liabilities in its consolidated balance sheet at March 31, 2010, was $42 thousand and $0.3 million, respectively (December 31, 2009 - $0.9 million and $0.1 million, respectively). For the three months ended March 31, 2010, the Company recorded losses of $0.6 million (March 31, 2009 – gains of $1.3 million) in its consolidated statement of operations related to these derivatives. The fair value of these derivatives is determined using exchange traded prices.

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

Underwriting Operations Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At March 31, 2010, the total notional amount in U.S. dollars of the Company’s underwriting related foreign currency contracts was $87.0 million. For the three months ended March 31, 2010, the Company incurred a loss of $1.7 million (March 31, 2009 – $1.4 million) on its foreign currency forward and option contracts related to its underwriting operations.

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange losses in its consolidated statements of operations. At March 31, 2010, the Company had outstanding investment portfolio related foreign currency contracts of $58.4 million in long positions and $363.6 million in short positions, denominated in U.S. dollars. For the three months ended March 31, 2010, the Company recorded a gain of $15.5 million (March 31, 2009 – a gain of $4.3 million) related to its foreign currency forward contracts entered into to seek to economically hedge the Company’s non-U.S. dollar investments.

Energy and Risk Operations Related Foreign Currency Contracts

The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. At March 31, 2010, the total notional amount in United States dollars of the Company’s energy and risk management operations related to foreign currency contracts was $nil. For the three months ended March 31, 2010, the Company incurred losses of $0.3 million (March 31, 2009 – $nil) on its foreign currency forward and option contracts related to its energy and risk management operations.

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and ceded reinsurance balances. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. The fair value of the credit derivatives is determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. The fair value of these credit derivatives, as recognized in other liabilities in the Company’s balance sheet, at March 31, 2010 was $0.1 million (December 31, 2009 – $0.5 million). During the three months ended March 31, 2010, the Company recorded gains of $0.3 million attributable to its credit derivatives (March 31, 2009 – $0.6 million) which are included in other loss and represent net settlements and changes in the fair value of these credit derivatives.

Energy and Weather-Related Derivatives

The Company regularly transacts certain derivative-based risk management products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a significant percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $4.0 million and $12.5 million, respectively, at March 31, 2010 (December 31, 2009 – $17.0 million and $25.1 million, respectively). During the three months ended March 31, 2010, the Company generated income related to these derivatives of $3.1 million (March 31, 2009 – $7.4 million) which is included in other loss and represents net settlements and changes in the fair value of these contracts. Generally, the Company’s current portfolio of such derivative contracts is of comparably short duration and are frequently seasonal in nature. Over time, the Company currently expects that its participation in these markets, and the impact of these operations on its financial results, is likely to increase on both an absolute and relative basis.

At March 31, 2010, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

Trading activity	Quantity (1)	Unit of measurement
Temperature	3,859,601	$ per Degree Day Fahrenheit
Precipitation	200,000	$ per Event
Energy	62,336,463	One million British thermal units (“MMBTUs”)
Agriculture	3,635,000	Bushels

(1)	Represents the sum of gross long and gross short derivative contracts.

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

At March 31, 2010, the estimated VaR for the Company’s portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $20.2 million. The average, low and high amounts calculated by the Company’s VaR analysis during the three months ended March 31, 2010 were $2.4 million, $0.4 million and $25.6 million, respectively.

At March 31, 2010, RenaissanceRe had provided guarantees in the amount of $166.7 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Platinum Warrant

The Company holds a warrant, which expires on October 30, 2012, to purchase up to 2.5 million common shares of Platinum for $27.00 per share. The Company has recorded its investment in the Platinum warrant at fair value. At March 31, 2010, the fair value of the warrant was $31.2 million (December 31, 2009 – $34.9 million). The fair value of the warrant is estimated using the Black-Scholes option pricing model. For the three months ended March 31, 2010, losses of $3.7 million were recorded in other loss representing the change in the fair value of the warrant (March 31, 2009 – $13.7 million).

The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
	At March 31, 2010		At December 31, 2009
(in thousands of U.S. dollars)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Interest rate futures	Other assets	$42	Other assets	$862
Foreign currency forward contracts (1)	Other assets	—	Other assets	—
Foreign currency forward contracts (2)	Other assets	5,051	Other assets	3,292
Foreign currency forward contracts (3)	Other assets	—	Other assets	49
Credit default swaps	Other assets	—	Other assets	—
Energy and weather contracts (4)	Other assets	4,036	Other assets	17,006
Platinum warrant	Other assets	31,174	Other assets	34,871

Total		$40,303		$56,080

	Derivative Liabilities
	At March 31, 2010		At December 31, 2009
(in thousands of U.S. dollars)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Interest rate futures	Other liabilities	$256	Other liabilities	$143
Foreign currency forward contracts (1)	Other liabilities	723	Other liabilities	776
Foreign currency forward contracts (2)	Other liabilities	—	Other liabilities	—
Foreign currency forward contracts (3)	Other liabilities	—	Other liabilities	—
Credit default swaps	Other liabilities	54	Other liabilities	549
Energy and weather contracts (4)	Other liabilities	12,530	Other liabilities	25,086
Platinum warrant	Other liabilities	—	Other liabilities	—

Total		$13,563		$26,554

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.
(4)	Included in other assets is $4.4 million of derivative assets and $0.3 million of derivative liabilities at March 31, 2010 (December 31, 2009 - $22.7 million and $5.7 million, respectively). Included in other liabilities is $8.9 million of derivative assets and $21.4 million of derivative liabilities at March 31, 2010 (December 31, 2009 - $55.9 million and $81.0 million, respectively).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss)	Amount of gain (loss) recognized on derivatives
Three months ended March 31,	recognized on derivatives	2010	2009
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$(553)	$1,327
Foreign currency forward contracts (1)	Net foreign exchange losses	(1,708)	(1,350)
Foreign currency forward contracts (2)	Net foreign exchange losses	15,452	4,306
Foreign currency forward contracts (3)	Net foreign exchange losses	(2,983)	—
Credit default swaps	Other loss	282	612
Energy and weather contracts	Other loss	3,090	7,446
Platinum warrant	Other loss	(3,697)	(13,724)

Total		$9,883	$(1,383)

(1)	Contracts used to manage foreign currency risks in underwriting operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2010.

NOTE 10.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES

The following tables present condensed consolidating balance sheets at March 31, 2010 and December 31, 2009 and condensed consolidating statements of operations and statements of cash flows for the three months ended March 31, 2010 and 2009, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.

On March 17, 2010, RRNAH issued, and RenaissanceRe guaranteed, $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15. The notes can be redeemed by RRNAH prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.

Condensed Consolidating Balance Sheet March 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$445,165	$243,653	$5,661,813	$—	$6,350,631
Cash and cash equivalents	13,855	11,795	333,123	—	358,773
Investments in subsidiaries	3,371,972	359,092	—	(3,731,064)	—
Due from subsidiaries and affiliates	88,221	—	—	(88,221)	—
Premiums receivable	—	—	511,832	—	511,832
Ceded reinsurance balances	—	—	121,836	—	121,836
Losses recoverable	—	—	156,820	—	156,820
Accrued investment income	1,482	1,116	30,186	—	32,784
Deferred acquisition costs	—	—	74,489	—	74,489
Other assets	14,828	825	316,997	(4,143)	328,507

Total assets	$3,935,523	$616,481	$7,207,096	$(3,823,428)	$7,935,672

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,695,397	$—	$1,695,397
Reserve for unearned premiums	—	—	614,490	—	614,490
Debt	124,000	329,086	200,000	(104,000)	549,086
Amounts due to subsidiaries and affiliates	—	460	—	(460)	—
Reinsurance balances payable	—	—	241,544	—	241,544
Other liabilities	20,232	11,600	368,555	(15,048)	385,339

Total liabilities	144,232	341,146	3,119,986	(119,508)	3,485,856

Redeemable noncontrolling interest - DaVinciRe	—	—	658,525	—	658,525

Shareholders’ Equity
Total shareholders’ equity	3,791,291	275,335	3,428,585	(3,703,920)	3,791,291

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,935,523	$616,481	$7,207,096	$(3,823,428)	$7,935,672

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet December 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$484,560	$410	$5,768,441	$—	$6,253,411
Cash and cash equivalents	15,206	7,606	237,904	—	260,716
Investments in subsidiaries	3,310,916	369,997	—	(3,680,913)	—
Due from subsidiaries and affiliates	182,565	—	—	(182,565)	—
Premiums receivable	—	—	589,827	—	589,827
Ceded reinsurance balances	—	—	91,852	—	91,852
Losses recoverable	—	—	194,241	—	194,241
Accrued investment income	1,727	—	30,201	—	31,928
Deferred acquisition costs	—	—	61,870	—	61,870
Other assets	17,199	—	304,863	(4,866)	317,196

Total assets	$4,012,173	$378,013	$7,279,199	$(3,868,344)	$7,801,041

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,702,006	$—	$1,702,006
Reserve for unearned premiums	—	—	446,649	—	446,649
Debt	124,000	80,000	200,000	(104,000)	300,000
Amounts due to subsidiaries and affiliates	12,522	1,155	—	(13,677)	—
Reinsurance balances payable	—	—	381,548	—	381,548
Other liabilities	34,865	15,138	293,402	—	343,405

Total liabilities	171,387	96,293	3,023,605	(117,677)	3,173,608

Redeemable noncontrolling interest - DaVinciRe	—	—	786,647	—	786,647

Shareholders’ Equity
Total shareholders’ equity	3,840,786	281,720	3,468,947	(3,750,667)	3,840,786

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,012,173	$378,013	$7,279,199	$(3,868,344)	$7,801,041

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended March 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$278,126	$—	$278,126
Net investment income	5,644	330	61,207	—	67,181
Net foreign exchange losses	(165)	—	(11,177)	—	(11,342)
Equity in earnings of other ventures	—	—	2,156	—	2,156
Other income (loss)	641	—	(6,372)	—	(5,731)
Net realized and unrealized gains (losses) on fixed maturity investments	4,159	(3,425)	47,864	—	48,598
Net other-than-temporary impairments	—	—	(33)	—	(33)

Total revenues	10,279	(3,095)	371,771	—	378,955

Expenses
Net claims and claim expenses incurred	—	—	79,057	—	79,057
Acquisition expenses	—	—	44,675	—	44,675
Operational expenses	21	208	64,530	(208)	64,551
Corporate expenses	4,653	12	894	—	5,559
Interest expense	1,436	2,970	1,117	(2,367)	3,156

Total expenses	6,110	3,190	190,273	(2,575)	196,998

Income (loss) before equity in net income (loss) of subsidiaries and taxes	4,169	(6,285)	181,498	2,575	181,957
Equity in net income (loss) of subsidiaries	171,453	(3,554)	—	(167,899)	—

Income (loss) before taxes	175,622	(9,839)	181,498	(165,324)	181,957
Income tax benefit	—	2,906	1,309	—	4,215

Net income (loss)	175,622	(6,933)	182,807	(165,324)	186,172
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(10,550)	—	(10,550)

Net income (loss) attributable to RenaissanceRe	175,622	(6,933)	172,257	(165,324)	175,622
Dividends on preference shares	(10,575)	—	—	—	(10,575)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$165,047	$(6,933)	$172,257	$(165,324)	$165,047

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended March 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$301,748	$—	$301,748
Net investment income	1,982	5	40,139	—	42,126
Net foreign exchange losses (gains)	10	—	(10,165)	—	(10,155)
Equity in earnings of other ventures	—	—	1,736	—	1,736
Other income (loss)	551	—	(15,346)	—	(14,795)
Net realized and unrealized gains on fixed maturity investments	1,124	—	21,002	—	22,126
Net other-than-temporary impairments	(801)	—	(18,221)	—	(19,022)

Total revenues	2,866	5	320,893	—	323,764

Expenses
Net claims and claim expenses incurred	—	—	86,197	—	86,197
Acquisition expenses	—	—	44,604	—	44,604
Operational expenses	(1,475)	36	39,721	1,475	39,757
Corporate expenses	5,223	—	1,365	—	6,588
Interest expense	2,335	1,645	1,801	(1,645)	4,136

Total expenses	6,083	1,681	173,688	(170)	181,282

(Loss) income before equity in net income (loss) of subsidiaries and taxes	(3,217)	(1,676)	147,205	170	142,482
Equity in net income (loss) of subsidiaries	111,076	(1,952)	—	(109,124)	—

Income (loss) before taxes	107,859	(3,628)	147,205	(108,954)	142,482
Income tax (expense) benefit	—	(380)	1,232	—	852

Net income (loss)	107,859	(4,008)	148,437	(108,954)	143,334
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(35,475)	—	(35,475)

Net income (loss) attributable to RenaissanceRe	107,859	(4,008)	112,962	(108,954)	107,859
Dividends on preference shares	(10,575)	—	—	—	(10,575)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$97,284	$(4,008)	$112,962	$(108,954)	$97,284

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows For the three months ended March 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$871	$(5,436)	$235,154	$230,589

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of investments available for sale	37,457	—	2,424,108	2,461,565
Purchases of investments available for sale	(240)	(246,569)	(130,011)	(376,820)
Proceeds from sales and maturities of investments trading	203,914	—	608,778	812,692
Purchases of investments trading	(224,667)	—	(2,853,723)	(3,078,390)
Net sales (purchases) of short term investments	28,470	(96)	109,604	137,978
Net (purchases) sales of other investments	(888)	—	16,989	16,101
Net sales of other assets	—	—	2,729	2,729
Dividends and return of capital from subsidiaries	136,065	21,627	(157,692)	—
Contributions to subsidiaries	(47,805)	(13,728)	61,533	—
Due to (from) subsidiary	94,970	(695)	(94,275)	—

Net cash provided by (used in) investing activities	227,276	(239,461)	(11,960)	(24,145)

Cash flows (used in) provided by financing activities

Dividends paid - RenaissanceRe common shares	(14,792)	—	—	(14,792)
Dividends paid - preference shares	(10,575)	—	—	(10,575)
RenaissanceRe common share repurchases	(203,658)	—	—	(203,658)
Net repayment (issuance) of debt	—	249,086	—	249,086
Third party DaVinciRe share repurchase	—	—	(123,084)	(123,084)

Net cash (used in) provided by financing activities	(229,025)	249,086	(123,084)	(103,023)

Effect of exchange rate changes on foreign currency cash	(473)	—	(4,891)	(5,364)

Net (decrease) increase in cash and cash equivalents	(1,351)	4,189	95,219	98,057

Cash and cash equivalents, beginning of year	15,206	7,606	237,904	260,716

Cash and cash equivalents, end of year	$13,855	$11,795	$333,123	$358,773

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows For the three months ended March 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$4,318	$(1,072)	$139,753	$142,999

Cash flows provided by investing activities

Proceeds from sales and maturities of investments available for sale	46,541	—	1,648,957	1,695,498
Purchases of investments available for sale	(64,083)	—	(1,656,076)	(1,720,159)
Net sales of short term investments	195,007	—	(159,000)	36,007
Net sales of other investments	—	2	23,474	23,476
Net purchases of other assets	—	—	(965)	(965)
Dividends and return of capital from subsidiaries	133,386	—	(133,386)	—
Contributions to subsidiaries	(210,965)	—	210,965	—
Due to (from) subsidiaries	48,735	37	(48,772)	—

Net cash provided by investing activities	148,621	39	(114,803)	33,857

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(14,961)	—	—	(14,961)
Dividends paid - preference shares	(10,575)	—	—	(10,575)
Reverse repurchase agreement	—	—	(50,042)	(50,042)
DaVinci share repurchase	(123,718)	—	—	(123,718)

Net cash used in financing activities	(149,254)	—	(50,042)	(199,296)

Effect of exchange rate changes on foreign currency cash	—	—	(2,912)	(2,912)

Net increase (decrease) in cash and cash equivalents	3,685	(1,033)	(28,004)	(25,352)

Cash and cash equivalents, beginning of year	5,122	5,562	264,008	274,692

Cash and cash equivalents, end of year	$8,807	$4,529	$236,004	$249,340

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, and the FASB subsequently codified it as Accounting Standard Update (“ASU”) 2009-16, updating ASC Topic 860 Transfers and Servicing. The objective of ASU 2009-16 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 must be applied as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual period and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASU 2009-16 must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of ASU 2009-16 should be applied to transfers that occurred both before and after the effective date. The Company adopted ASU 2009-16 effective January 1, 2010 and the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial condition.

Variable Interest Entities

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R,) and the FASB subsequently codified it as ASU 2009-17, updating ASC Topic 810 Consolidations. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, as revised (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in ASU 2009-16, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted ASU 2009-17 effective January 1, 2010 and the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial condition.

Improving Fair Value Disclosure

In January 2010, the FASB issued ASU 2010-6 which updated FASB ASU Topic 820 Fair Value Measurements and Disclosures. The objective of ASU 2010-6 is to improve fair value disclosures by requiring the following: (1) disclose significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) present separately information about purchases, sales, issuances, and settlements on a gross basis; (3) provide fair value measurement disclosures for each class of assets and liabilities, where a class is often a subset of a financial statement line; and (4) provide disclosures about the valuation techniques and inputs for Level 2 and Level 3 fair value measurements. ASU 2010-06 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, except for item (2) noted above, which shall become effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The Company adopted ASU 2010-06 effective January 1, 2010 and the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial condition as it was a disclosure based ASU.

NOTE 12.	LITIGATION

There are no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE 13.	SUBSEQUENT EVENTS

Subsequent to March 31, 2010 and through the period ending April 26, 2010, the Company has repurchased an additional 416 thousand common shares in open market transactions at an aggregate cost of $23.7 million and at an average share price of $56.85.

On April 22, 2010, RenaissanceRe entered into a revolving credit agreement (the “Credit Agreement”) with various financial institutions parties thereto, Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent for the lenders thereunder, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement replaced the third amended and restated credit agreement, dated as of April 9, 2009, which expired by its terms on March 31, 2010.

The Credit Agreement provides for a revolving commitment to RenaissanceRe of $150.0 million, including the issuance of letters of credit for the account of RenaissanceRe and RenaissanceRe’s insurance subsidiaries of up to $150.0 million and the issuance of letters of credit for the account of RenaissanceRe’s non-insurance subsidiaries of up to $50.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $250.0 million. The scheduled commitment maturity date of the Credit Agreement is April 22, 2013. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit RenaissanceRe’s ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of its assets, incur liens and declare or pay dividends under certain circumstances, the Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $2.1 billion and $960.0 million, respectively (the “Net Worth Requirements”). The Net Worth Requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Credit Agreement.

On April 22, 2010, the Company’s reimbursement agreement with respect to its principal letter of credit facility was amended and restated to, among other things, (i) extend the term of the agreement to April 22, 2013; (ii) change the total commitment thereunder from $1.4 billion to $1.0 billion; (iii) provide for the potential increase of the total commitment to up to $1.5 billion if certain conditions are met; (iv) increase the minimum net worth requirement with respect to Renaissance Reinsurance by $1.0 billion to $1.75 billion (which such net worth requirement is subject to recalculation effective as of the end of each fiscal year); and (v) increase the minimum net worth requirement with respect to DaVinci by $350.0 million to $650.0 million. At March 31, 2010, the Company had $686.1 million of letters of credit with effective dates on or before March 31, 2010 outstanding under the facility.

On April 26, 2010, Renaissance Reinsurance and Citibank Europe PLC (“CEP”) entered into an Amended and Restated Pledge Agreement (the “Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Reimbursement Agreement, dated as of April 29, 2009, and provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Reimbursement Agreement certain securities with a collateral value equal to 100% of the aggregate amount of the then-outstanding letters of credit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2010 and 2009. The following also includes a discussion of our liquidity and capital resources at March 31, 2010. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) redeemable noncontrolling interest - DaVinciRe, which represents the interest of third parties with respect to the net income (loss) of DaVinciRe; and 6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. We currently expect our growth outside of Bermuda to result in a higher effective tax rate in future periods.

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

We currently conduct our business through two reportable segments, Reinsurance and Insurance. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has four main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, political risk, trade credit, medical malpractice, financial, mortgage guarantee, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Lloyd’s unit, which includes insurance and reinsurance business written for our own account through Syndicate 1458. Syndicate 1458 started writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe CCL, an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. The results of Syndicate 1458 were not significant to our overall consolidated results of operations and financial position for 2009.

4)	Through our ventures unit, we pursue joint ventures and other strategic relationships. Our four principal business activities in this area are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re and DaVinci; 2) strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, such as our investments in Platinum, Essent Group Ltd. and the Tower Hill Companies, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; 3) weather and energy risk management operations primarily through Renaissance Trading and REAL; and 4) fee-based consulting services, research and development and loss and mitigation activities. Only business activities that appear in our consolidated underwriting results, such as DaVinci, Timicuan Reinsurance II Ltd. and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of our strategic investments in other ventures, accounted for under the equity method and our weather and energy risk management operations are included in the “Other” category of our segment results.

Insurance

We define our Insurance segment to include underwriting that involves understanding the characteristics of the original underlying insurance policy. Our principal contracts currently include insurance contracts and some quota share reinsurance with respect to risks including: 1) crop insurance, which includes multi-peril crop insurance, crop hail and other named peril agriculture risk management products; 2) commercial property, which principally includes catastrophe-exposed commercial property products; 3) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

Our Insurance business is primarily produced through four distribution channels: 1) wholly owned program managers – where we write primary insurance through our own subsidiaries; 2) third party program managers – where we write primary insurance through third party program managers, who produce business pursuant to agreed-upon underwriting guidelines and provide related back-office functions; 3) quota share reinsurance – where we write quota share reinsurance with primary insurers who, similar to our third party program managers, provide most of the back-office and support functions; and 4) brokers and agents – where we write primary insurance produced through licensed intermediaries on a risk-by-risk basis.

Our Insurance business is principally written through Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyd’s, which write on an admitted basis. Since the inception of our Insurance business, we have substantially relied on third parties for services including the generation of premium, the issuance of policies and the processing of claims, though as previously disclosed, we have internalized an increasing amount of these services over the past several years. We principally oversee our third party partners through a program operations team at RenRe North America Inc., which conducts initial due diligence as well as ongoing monitoring.

New Business

In addition to the potential growth of our existing businesses, from time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate opportunities to grow our business by utilizing our skills, capabilities, proprietary technology and relationships to expand into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our current portfolio of risks. We also regularly review other potential strategic transactions, including possible new investments, in both operating entities and financial instruments.

In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core Reinsurance and Insurance operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would be successful or contribute materially to our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

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

In addition to using REMS©, within our Insurance operations we have developed a proprietary information management and analytical database, our Program Analysis Central Repository (“PACeR”), within which data related to substantially all our Insurance segment business is maintained. With the use and development of PACeR, we are seeking to develop statistical and analytical techniques to evaluate our program lines of business within our Insurance segment. We provide our third party program managers with access to PACeR’s capabilities, which we believe helps support superior underwriting decisions, thus creating value for them and for us. Our objective is to have PACeR create an advantage for our Insurance operations by assisting us in building and maintaining a well-priced portfolio of specialty insurance risks.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2009.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Summary Overview

Three months ended March 31,	2010	2009	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$563,465	$598,301	$(34,836)
Net premiums written	415,983	446,836	(30,853)
Net premiums earned	278,126	301,748	(23,622)
Net claims and claim expenses incurred	79,057	86,197	(7,140)
Underwriting income	89,843	131,190	(41,347)
Net investment income	67,181	42,126	25,055
Net realized and unrealized gains on fixed maturity investments	48,598	22,126	26,472
Net other-than-temporary impairments	(33)	(19,022)	18,989
Net income	186,172	143,334	42,838
Net income available to RenaissanceRe common shareholders	165,047	97,284	67,763
Net income available to RenaissanceRe common shareholders per common share - diluted	$2.73	$1.57	$1.16

Net claims and claim expense ratio - current accident year	86.6%	26.2%	60.4%
Net claims and claim expense ratio - prior accident years	(58.2%)	2.4%	(60.6%)

Net claims and claim expense ratio - calendar year	28.4%	28.6%	(0.2%)
Underwriting expense ratio	39.3%	27.9%	11.4%

Combined ratio	67.7%	56.5%	11.2%

	March 31, 2010	December 31, 2009	Change	% Change
Book value per common share	$53.86	$51.68	$2.18	4.2%
Accumulated dividends per common share	9.13	8.88	0.25	2.8%

Book value per common share plus accumulated dividends	$62.99	$60.56	$2.43

Net income available to RenaissanceRe common shareholders was $165.0 million in the first three months of 2010, compared to $97.3 million in the first three months of 2009. Net income available to RenaissanceRe common shareholders per fully diluted common share was $2.73 for the first three months of 2010, compared to $1.57 in the first three months of 2009. The increase in our net income available to RenaissanceRe common shareholders in the first three months of 2010, compared to the first three months of 2009, was primarily due to:

•

Significantly Improved Investment Results – including a $26.5 million increase in net realized and unrealized gains on fixed maturity investments, a $25.1 million increase in net investment income and a $19.0 million decrease in net other-than-temporary impairments, which collectively increased our net income by $70.5 million in the first three months of 2010, compared to the first three months of 2009. The increase in our investment results was primarily due to higher total returns on certain non-investment grade allocations which are included in other investments, higher returns on hedge fund and private equity investments, the contraction of credit spreads on our fixed maturity investments and higher average invested assets compared to the first quarter of 2009. The reduction in net other-than-temporary impairments was due in part to our adoption in the second quarter of 2009 of new guidance on the recognition and presentation of other-than-temporary impairments, as well as improving market conditions for our investments and the designation, upon acquisition of a significant portion of our fixed maturity investments as trading, rather than as available for sale;

•

Lower Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe decreased $24.9 million principally due to a reduction in underwriting income, due to the increase in current accident year net claims and claim expenses as noted below, which also impacted DaVinciRe and decreased its net income in the first three months of 2010, and consequently decreased redeemable noncontrolling interest – DaVinciRe, an increase in our ownership of DaVinciRe to 41.2% for the first three months of 2010, compared to 38.2% in the first three months of 2009;

•

Lower Other Loss – our other loss was $5.7 million in the first three months of 2010, an improvement of $9.1 million compared to the first three months of 2009, primarily as a result of a negative mark-to-market on the Company’s Platinum warrant of $3.7 million, compared to $13.7 million in the first three months of 2009, and partially offset by $1.8 million of other loss related to the Company’s weather and energy derivatives trading activities, compared to $4.8 million of other income related to these activities in the first three months of 2009; and partially offset by

•

Lower Underwriting Income – our underwriting income decreased $41.3 million due to a $24.8 million increase in operational expenses and a $23.6 million decrease in net premiums earned and partially offset by a $7.1 million decrease in net claims and claim expenses incurred. The increase in operational expenses was primarily due to an increase in our employee base which has increased our compensation and related operating expenses. Included in the current accident year net claims and claim expenses of $240.8 million are $183.1 million of claims and claim expenses incurred as a result of the Chilean earthquake and European windstorm Xynthia (“Xynthia”), both of which occurred in the first quarter of 2010 and are described in more detail below. In addition, claims and claim expenses include $161.7 million of favorable development on prior accident years due to reductions to our estimated ultimate losses in our catastrophe unit, combined with lower than expected loss emergence in our specialty unit and Insurance segment, as discussed below.

Book value per common share increased $2.18 to $53.86 at March 31, 2010, compared to $51.68 at December 31, 2009. Book value per common share plus accumulated dividends increased $2.43 to $62.99 at March 31, 2010, compared to $60.56 at December 31, 2009. The 4.2% growth in book value per common share was driven by our net income available to RenaissanceRe common shareholders of $165.0 million, less $14.8 million of common dividends and a $10.7 million decrease in accumulated other comprehensive income. During the first quarter of 2010, we repurchased 3.7 million common shares in open market transactions at an aggregate cost of $203.7 million and at an average share price of $54.78. Subsequent to March 31, 2010, and through the period ending April 26, 2010, we repurchased an additional 416 thousand common shares in open market transactions at an aggregate cost of $23.7 million and at an average share price of $56.85.

Net Impact of the Chilean Earthquake and Xynthia

We recorded $124.5 million of net negative impact from the Chilean earthquake and Xynthia in the first three months of 2010. Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest. Our estimate of losses from the Chilean earthquake and Xynthia are based on initial industry insured loss estimates, market share analysis, the application of our modeling techniques, and a review of our in-force contracts. Given the preliminary nature of the information available, inadequacies in the data provided thus far by industry participants, the magnitude and recent occurrence of the events, the expected lengthy claims development period, in particular for the Chilean earthquake, and other factors and uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events will vary from these estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the supplemental financial data below for additional information detailing the net negative impact from these events on our consolidated financial statements and our Reinsurance segment results.

Underwriting Results

In the first three months of 2010, we generated $89.8 million of underwriting income, compared to $131.2 million in the first three months of 2009. The decrease in underwriting income was driven primarily by $23.6 million lower net premiums earned, a $24.8 million increase in operational expenses and partially offset by a $7.1 million decrease in net claims and claim expenses. We generated a combined ratio of 67.7%, a net claims and claim expense ratio of 28.4% and an underwriting expense ratio of 39.3%, in the first three months of 2010, compared to a combined ratio, net claims and claim expense ratio and underwriting expense ratio of 56.5%, 28.6% and 27.9%, respectively, in the first three months of 2009.

Gross premiums written decreased $34.8 million, or 5.8%, to $563.5 million in the first three months of 2010, compared to $598.3 million in the first three months of 2009. The decrease in gross premiums written was primarily due to the less favorable pricing and terms experienced during the January 2010 renewals, compared to the January 2009 renewals in our catastrophe unit, where gross premiums written decreased $37.3 million in the first three months of 2010, compared to the first three months of 2009. The market conditions in our catastrophe unit were principally driven by softening market conditions as a result of the comparably low level of insured catastrophe losses in 2009, combined with the improved capital position of many participants in the (re)insurance industry in 2009. In addition, gross premiums written in our Insurance segment decreased $13.3 million, or 20.4%, to $51.9 million in the first three months of 2010, compared to $65.1 million in the first three months of 2009. The decrease was primarily due to our prior decisions to terminate several program manager relationships and a commercial property quota share contract as a result of softening market conditions, resulting in reduced commercial property and personal lines property gross premiums written. Our specialty reinsurance unit gross premiums written increased $3.0 million, or 4.1%, to $74.5 million in the first three months of 2010, compared to $71.5 million in the first three months of 2009.

Net premiums written decreased $30.9 million in the first three months of 2010 to $416.0 million from $446.8 million in the first three months of 2009. The decrease in net premiums written was primarily due to the decrease in gross premiums written noted above and offset by a $4.0 million decrease in ceded premiums written in the first three months of 2010 compared to the first three months of 2009. Net premiums earned decreased $23.6 million to $278.1 million in the first three months of 2010, compared to $301.7 million in the first three months of 2009, primarily due to a reduction in net premiums earned in our Insurance segment as discussed below.

Net claims and claim expenses decreased by $7.1 million to $79.1 million in the first three months of 2010, compared to $86.2 million in the first three months of 2009, primarily due to an increase in favorable development on prior years reserves which more than offset higher current accident year losses. Insured losses from catastrophes were significantly higher in the first three months of 2010, compared to the first three months of 2009, specifically as a result of the impact of the Chilean earthquake and Xynthia which occurred in the first quarter of 2010 and impacted our Reinsurance segment results, as discussed in more detail below, compared to the first three months of 2009, and, as a result, our current accident year net claims and claim expenses increased to $240.8 million in the first three months of 2010, compared to $78.9 million in the first three months of 2009.

Following is supplemental financial data regarding the net financial statement impact on our consolidated results for the first three months of 2010 due to the Chilean earthquake and Xynthia:

	Three months ended March 31, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total

Net claims and claim expenses incurred	$(159,183)	$(23,924)	$(183,107)

Net reinstatement premiums earned	27,000	—	27,000
Lost profit commissions	(6,347)	(857)	(7,204)

Net impact on underwriting result	(138,530)	(24,781)	(163,311)
Noncontrolling interest - DaVinciRe	32,934	5,881	38,815

Net negative impact	$(105,596)	$(18,900)	$(124,496)

Impact on combined ratio	58.6%	8.9%	68.5%

We experienced $161.7 million of favorable development on prior years reserves in the first three months of 2010, compared to $7.3 million of unfavorable development on prior years reserves in the first three months of 2009, as discussed in more detail below.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit, specialty unit and Lloyd’s unit underwriting results and ratios for the three months ended March 31, 2010 and 2009:

Reinsurance segment overview

Three months ended March 31,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$512,392	$532,916	$(20,524)

Net premiums written	$402,309	$414,787	$(12,478)

Net premiums earned	250,040	225,971	24,069
Net claims and claim expenses incurred	101,534	16,571	84,963
Acquisition expenses	23,818	19,021	4,797
Operational expenses	40,151	29,115	11,036

Underwriting income	$84,537	$161,264	$(76,727)

Net claims and claim expenses incurred - current accident year	$206,751	$41,306	$165,445
Net claims and claim expenses incurred - prior accident years	(105,217)	(24,735)	(80,482)

Net claims and claim expenses incurred - total	$101,534	$16,571	$84,963

Net claims and claim expense ratio - current accident year	82.7%	18.3%	64.4%
Net claims and claim expense ratio - prior accident years	(42.1%)	(11.0%)	(31.1%)

Net claims and claim expense ratio - calendar year	40.6%	7.3%	33.3%
Underwriting expense ratio	25.6%	21.3%	4.3%

Combined ratio	66.2%	28.6%	37.6%

(1)	Reinsurance gross premiums written includes $(0.8) million and $0.2 million of premiums assumed from the Insurance segment for the three months ended March 31, 2010 and 2009, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $20.5 million, or 3.9%, to $512.4 million in the first three months of 2010, compared to $532.9 million in the first three months of 2009, primarily due to a decrease in gross premiums written in our catastrophe unit, which was impacted by reduced pricing on the January 2010 renewals. Excluding the impact of $27.0 million of reinstatement premiums written and earned in the first quarter of 2010 as a direct result of the net claims and claim expenses incurred from the Chilean earthquake, our Reinsurance segment premiums would have declined $47.5 million, or 8.9%. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $84.5 million of underwriting income in the first three months of 2010, compared to $161.3 million in the first three months of 2009, a decrease of $76.7 million. The decrease in underwriting income was primarily due to an increase in net claims and claim expenses of $85.0 million, as discussed below. In the first three months of 2010, our Reinsurance segment generated a net claims and claim expense ratio of 40.6%, an underwriting expense ratio of 25.6% and a combined ratio of 66.2%, compared to 7.3%, 21.3% and 28.6%, respectively, in the first three months of 2009. Current accident year losses of $206.8 million increased $165.4 million from $41.3 million in the first three months of 2009, due primarily to $183.1 million of net claims and claim expenses related to the Chilean earthquake and Xynthia, as detailed in the table below:

	Three months ended March 31, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total

Net claims and claim expenses incurred	$(159,183)	$(23,924)	$(183,107)

Net reinstatement premiums earned	27,000	—	27,000
Lost profit commissions	(6,347)	(857)	(7,204)

Net impact on Reinsurance segment underwriting result	$(138,530)	$(24,781)	$(163,311)

Impact on Reinsurance segment combined ratio	66.2%	9.9%	77.3%

During the first three months of 2010, we experienced favorable development on prior years reserves of $105.2 million due primarily to reductions in our estimated ultimate losses and lower than expected claims emergence in our specialty unit, combined with reductions in our estimated ultimate losses in our catastrophe unit, compared to favorable development of $24.7 million in the first three months of 2009 which was primarily due to reported claims and claim expenses on prior years reserves coming in less than expected in our specialty unit and also due to reduced estimated ultimate losses on certain small catastrophes within our catastrophe unit. The increase in our underwriting expense ratio to 25.6% in the first three months of 2010 from 21.3% in the first three months of 2009 was principally driven by higher operating expenses, in part due to our new Lloyd’s unit, and as a result of an increase in our employee base which has increased compensation and related operating expenses.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions, subject to the terms of these agreements. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $11.4 million and $20.5 million for the first three months of 2010 and 2009, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 4.6% and 9.1% for the first three months of 2010 and 2009, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $21.4 million and $30.6 million for the first three months of 2010 and 2009, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit for the three months ended March 31, 2010 and 2009:

Catastrophe overview

Three months ended March 31,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$268,294	$289,630	$(21,336)
DaVinci	155,826	171,786	(15,960)

Total property catastrophe gross premiums written (1)	$424,120	$461,416	$(37,296)

Net premiums written	$317,264	$347,443	$(30,179)

Net premiums earned	212,898	185,125	27,773
Net claims and claim expenses incurred	149,504	7,491	142,013
Acquisition expenses	18,674	10,423	8,251
Operational expenses	28,012	22,601	5,411

Underwriting income	$16,708	$144,610	$(127,902)

Net claims and claim expenses incurred - current accident year	$181,096	$19,807	$161,289
Net claims and claim expenses incurred - prior accident years	(31,592)	(12,316)	(19,276)

Net claims and claim expenses incurred - total	$149,504	$7,491	$142,013

Net claims and claim expense ratio - current accident year	85.1%	10.7%	74.4%
Net claims and claim expense ratio - prior accident years	(14.9%)	(6.7%)	(8.2%)

Net claims and claim expense ratio - calendar year	70.2%	4.0%	66.2%
Underwriting expense ratio	22.0%	17.9%	4.1%

Combined ratio	92.2%	21.9%	70.3%

(1)	Includes gross premiums written ceded from the Insurance segment to the catastrophe unit of $(0.8) million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first three months of 2010, our catastrophe reinsurance gross premiums written decreased by $37.3 million, or 8.1%, to $424.1 million, compared to the first three months of 2009. The decrease is principally due to less favorable pricing and terms for the January 2010 renewals, which resulted in us writing less business, as well as experiencing lower premium rates on our renewal business. Excluding the impact of $27.0 million of reinstatement premiums written and earned in the first quarter of 2010 as a direct result of the net claims and claim expenses incurred from the Chilean earthquake, our catastrophe reinsurance gross premiums written would have declined $64.3 million or 13.9%. Our catastrophe reinsurance results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $16.7 million of underwriting income in the first three months of 2010, compared to $144.6 million in the first three months of 2009, a decrease of $127.9 million. The decrease in underwriting income was due primarily to a $142.0 million increase in net claims and claim expenses as a result of $175.6 million of net claims and claim expense related to the Chilean earthquake and Xynthia and partially offset by a $19.3 million increase in favorable development on prior years reserves, as discussed below. The Chilean earthquake and Xynthia added 71.6 and 11.6 percentage points, respectively, to the catastrophe unit’s combined ratio for the first three months of 2010 as detailed in the table below:

	Three months ended March 31, 2010
	Catastrophe
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total

Net claims and claim expenses incurred	$(151,683)	$(23,924)	$(175,607)

Net reinstatement premiums earned	27,000	—	27,000
Lost profit commissions	(6,347)	(857)	(7,204)

Net impact on underwriting result	$(131,030)	$(24,781)	$(155,811)

Impact on combined ratio	71.6%	11.6%	85.0%

In the first three months of 2010, our catastrophe unit generated a net claims and claim expense ratio of 70.2%, an underwriting expense ratio of 22.0% and a combined ratio of 92.2%, compared to 4.0%, 17.9% and 21.9%, respectively, in the first three months of 2009. During the first three months of 2010, we experienced $31.6 million of net favorable development on prior years reserves due to lower than expected claims emergence which resulted in reductions in net ultimate losses associated with the 2005 hurricanes of $8.1 million, the 2008 hurricanes of $6.9 million, European windstorm Klaus of $4.5 million and the 2009 Austrian hail storms of $4.0 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes, compared to $12.3 million of favorable development on prior years reserves in the first three months of 2009, as a result of reduced estimated ultimate losses on certain small catastrophes. The increase in our underwriting expense ratio to 22.0% in the first three months of 2010 from 17.9% in the first three months of 2009 was driven by an increase in acquisition expenses, primarily as a result of lower profit commissions on ceded premiums earned and higher operating expenses as a result of an increase in our employee base which has increased compensation and related operating expenses.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended March 31, 2010 and 2009:

Specialty overview

Three months ended March 31,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$72,449	$68,973	$3,476
DaVinci	2,016	2,527	(511)

Total specialty gross premiums written	$74,465	$71,500	$2,965

Net premiums written	$71,394	$67,344	$4,050

Net premiums earned	30,171	40,846	(10,675)
Net claims and claim expenses incurred	(50,557)	9,080	(59,637)
Acquisition expenses	3,985	8,598	(4,613)
Operational expenses	6,005	6,514	(509)

Underwriting income	$70,738	$16,654	$54,084

Net claims and claim expenses incurred - current accident year	$22,969	$21,499	$1,470
Net claims and claim expenses incurred - prior accident years	(73,526)	(12,419)	(61,107)

Net claims and claim expenses incurred - total	$(50,557)	$9,080	$(59,637)

Net claims and claim expense ratio - current accident year	76.1%	52.6%	23.5%
Net claims and claim expense ratio - prior accident years	(243.7%)	(30.4%)	(213.3%)

Net claims and claim expense ratio - calendar year	(167.6%)	22.2%	(189.8%)
Underwriting expense ratio	33.1%	37.0%	(3.9%)

Combined ratio	(134.5%)	59.2%	(193.7%)

Specialty Reinsurance Gross Premiums Written – In the first three months of 2010, our specialty reinsurance gross premiums written increased by $3.0 million, or 4.1%, to $74.5 million, compared to $71.5 million in the first three months of 2009, due principally to the inception of several new contracts providing financial and credit reinsurance, and partially offset by the non-renewal of a quota share program in mid-2009 that did not meet our expectations and was included in gross premiums written for the first three months of 2009, but not in our gross premiums written for the first three months of 2010. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $70.7 million of underwriting income in the first three months of 2010, compared to $16.7 million in the first three months of 2009, an increase of $54.1 million, primarily due to decreases of $59.6 million and $5.1 million in net claims and claim expenses and underwriting expenses, respectively, and partially offset by a $10.7 million decrease in net premiums earned. The decrease in net claims and claim expenses during the first three months of 2010 was due to a $61.1 million decrease in prior accident year net claims and claim expenses. The $73.5 million of net favorable development in the first quarter of 2010 includes $31.4 million associated with actuarial assumption changes made in the first quarter of 2010, which decreased our reserve for claims and claim expenses, principally in our casualty clash and surety lines of business and partially offset by an increase in reserves within our workers compensation per risk line of business, principally as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected; $25.9 million due to a decrease in case reserves and additional case reserves, which are reserves established at the contract level for specific losses or large events; and $16.3 million due to actual reported losses coming in lower than expected in the current quarter on prior accident years events. The favorable development on prior years reserves of $12.4 million in the first quarter of 2009 was primarily driven by lower than expected reported claims on prior years reserves. In the first three months of 2010, our specialty unit generated a net claims and claim expense ratio of (167.6)%, an underwriting expense ratio of 33.1% and a combined ratio of (134.5)%, compared to 22.2%, 37.0% and 59.2%, respectively, in the first three months of 2009. The negative combined ratio for the first three months of 2010 is a result of the favorable development on prior accident years, in excess of current accident year net claims and claim expenses and underwriting expenses.

Lloyd’s

Below is a summary of the underwriting results and ratios for our Lloyd’s unit for the three months ended March 31, 2010:

Lloyd’s overview

Three months ended March 31,	2010
(in thousands of U.S. dollars, except ratios)
Lloyd’s gross premiums written
Catastrophe	$5,669
Specialty	7,723
Insurance	632

Total Lloyd’s gross premiums written	$14,024

Net premiums written	$13,651

Net premiums earned	6,971
Net claims and claim expenses incurred	2,587
Acquisition expenses	1,159
Operational expenses	6,134

Underwriting loss	$(2,909)

Net claims and claim expenses incurred - current accident year	$2,686
Net claims and claim expenses incurred - prior accident years	(99)

Net claims and claim expenses incurred - total	$2,587

Net claims and claim expense ratio - current accident year	38.5%
Net claims and claim expense ratio - prior accident years	(1.4%)

Net claims and claim expense ratio - calendar year	37.1%
Underwriting expense ratio	104.6%

Combined ratio	141.7%

In 2009, we established Syndicate 1458, a Lloyd’s syndicate, to start writing certain lines of insurance and reinsurance business. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. Our Lloyd’s unit results include Syndicate 1458, our corporate capital vehicle, RenaissanceRe CCL, prior to its inter-company cession of Syndicate 1458 business to Renaissance Reinsurance, and our managing agency, RSML. The results of our Lloyd’s unit were not significant in 2009.

Lloyd’s Gross Premiums Written – In the first three months of 2010, our Lloyd’s unit gross premiums written were $14.0 million, and include property catastrophe, specialty and insurance premiums written.

Lloyd’s Underwriting Results – Our Lloyd’s unit incurred an underwriting loss of $2.9 million, primarily due to operational expenses of $6.1 million, which principally includes compensation and related operating expenses.

Insurance Segment

Below is a summary of the underwriting results and ratios for our Insurance segment, formerly known as our Individual Risk segment, for the three months ended March 31, 2010 and 2009:

Insurance segment overview

Three months ended March 31,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$26,804	$24,642	$2,162
Commercial property	13,008	16,121	(3,113)
Crop	7,136	8,152	(1,016)
Personal lines property	4,932	16,234	(11,302)

Gross premiums written	$51,880	$65,149	$(13,269)

Net premiums written	$13,674	$32,049	$(18,375)

Net premiums earned	$28,086	$75,777	$(47,691)
Net claims and claim expenses incurred	(22,477)	69,626	(92,103)
Acquisition expenses	20,857	25,583	(4,726)
Operational expenses	24,400	10,642	13,758

Underwriting income (loss)	$5,306	$(30,074)	$35,380

Net claims and claim expenses incurred - current accident year	$34,005	$37,629	$(3,624)
Net claims and claim expenses incurred - prior years	(56,482)	31,997	(88,479)

Net claims and claim expenses incurred - total	$(22,477)	$69,626	$(92,103)

Net claims and claim expense ratio - current accident year	121.1%	49.7%	71.4%
Net claims and claim expense ratio - prior accident years	(201.1%)	42.2%	(243.3%)

Net claims and claim expense ratio - calendar year	(80.0%)	91.9%	(171.9%)
Underwriting expense ratio	161.1%	47.8%	113.3%

Combined ratio	81.1%	139.7%	(58.6%)

Insurance Segment Gross Premiums Written – Gross premiums written by our Insurance segment decreased $13.3 million, or 20.4%, to $51.9 million in the first three months of 2010, compared to $65.1 million in the first three months of 2009. The decrease was primarily due to our prior decisions to terminate several program manager relationships and a commercial property quota share contract as a result of softening market conditions, resulting in reduced commercial property and personal lines property gross premiums written. Our Insurance segment premiums can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business.

Insurance Segment Underwriting Results – Our Insurance segment generated $5.3 million of underwriting income in the first three months of 2010, compared to incurring an underwriting loss of $30.1 million in the first three months of 2009, an increase of $35.4 million. In the first three months of 2010, our Insurance segment generated a net claims and claim expense ratio of (80.0)%, an underwriting expense ratio of 161.1% and a combined ratio of 81.1%, compared to 91.9%, 47.8% and 139.7%, respectively, in the first three months of 2009.

The increase in underwriting income and decrease in our combined ratio was due primarily to a $92.1 million decrease in net claims and claim expenses, which was principally driven by $56.5 million of favorable development on prior years reserves in the first three months of 2010, compared to $32.0 million of unfavorable development on prior years reserves in the first three months of 2009.

During the first three months of 2010, we settled the majority of our outstanding claims associated with the 2009 crop year for our crop insurance business. Due primarily to better than expected yields on late harvested crops for the 2009 crop year, we experienced significantly better than expected results on the settlement of our crop claims and, as a result, we experienced $44.1 million of favorable development associated with our crop insurance business in the first three months of 2010. This resulted in a net underwriting gain of $19.5 million in the first three months of 2010 and decreased the Insurance segment’s combined ratio by 45.7 percentage points, after taking into consideration the fact that a portion of the underwriting gain is ceded to the Federal Crop Insurance Corporation (“FCIC”), as discussed below. The $19.5 million underwriting gain includes $15.3 million and $4.2 million associated with our multi-peril crop insurance and crop hail lines of business, respectively. The multi-peril crop insurance is written through the FCIC. The FCIC sponsors an insurance program that provides reinsurance for participating insurers, including our Company, for multi-peril crop insurance. The terms of the reinsurance agreement with the FCIC allow us to retain only a portion of any underwriting gain or loss experienced on multi-peril crop insurance policies issued in each state. We record the underwriting gain that is not retained as additional ceded premiums written and earned which totaled $24.7 million in the first three months of 2010, and offsets a significant portion of the $44.1 million of favorable development on prior year reserves associated with the crop business in the first three months of 2010. These components are summarized below:

	Three months ended March 31, 2010
(in thousands of United States dollars)	Insurance Segment excluding 2009 Crop Year Impact	2009 Crop Year Impact (1)	Insurance Segment
Net premiums earned	$52,761	$(24,675)	$28,086
Net claims and claim expenses	21,671	44,148	(22,477)
Underwriting expenses	45,257	—	45,257

Underwriting (loss) income	$(14,167)	$19,473	$5,306

Combined ratio	126.8%	(45.7%)	81.1%

(1)	The 2009 Crop Year Impact includes the favorable development on net claims and claim expenes recorded during the three months ended March 31, 2010, combined with the resulting cession of a portion of the favorable development to the FCIC which is reflected as ceded premiums earned in accordance with the terms of the reinsurance agreement with the FCIC.

In comparison, during the first three months of 2009, we experienced $32.0 million of unfavorable development on prior years reserves primarily due to a $27.3 million increase in prior years losses in the Company’s crop insurance line of business related to the 2008 crop year due to an increase in the severity of reported losses incurred during 2008 and reported during the first quarter of 2009. The net impact of this unfavorable development, after considering corresponding changes in net earned premium and related acquisition costs for the 2008 crop year, was a reduction in underwriting income of $25.8 million and an increase in the Company’s combined ratio of 33.7 percentage points.

Operational expenses increased $13.7 million to $24.4 million in the first three months of 2010, compared to $10.6 million in the first three months of 2009, primarily due to increased compensation and benefits-related costs as a result of the Company’s increased headcount and a $6.8 million charge for impairing software related assets and recognizing severance benefits related to the Company’s decision in the first three months of 2010 to discontinue a new initiative which was under development in 2009 and had yet to commence operations.

As discussed below under “Reserves for Claims and Claim Expenses”, the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our crop insurance business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season, or in some cases, well into the following year, as well as what commodity prices are at the end of the policy period. In addition, management has to estimate, by type of crop and state, which losses will be ceded to the FCIC. Our estimate of net claims and claim expenses incurred for our crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Three months ended March 31,	2010	2009	Change
(in thousands of U.S. dollars)
Fixed maturity investments	$28,643	$39,127	$(10,484)
Short term investments	2,284	3,071	(787)
Other investments
Hedge funds and private equity investments	17,536	(19,741)	37,277
Other	21,218	21,821	(603)
Cash and cash equivalents	66	373	(307)

	69,747	44,651	25,096
Investment expenses	(2,566)	(2,525)	(41)

Net investment income	$67,181	$42,126	$25,055

Net investment income was $67.2 million in the first three months of 2010, compared to net investment income of $42.1 million in the first three months of 2009. The $25.1 million increase in net investment income was principally driven by a $37.3 million increase from our hedge funds and private equity investments and partially offset by a $10.5 million decrease in net investment income from our fixed maturity investments, principally due to lower yields on these investments. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $24.9 million in the first three months of 2010, compared to $17.0 million of net unrealized losses in the first three months of 2009.

Reductions in the Federal Funds rate by the Board of Governors of the Federal Reserve Board and corresponding decline in interest rates has lowered the interest rate at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the foreseeable future. Among other factors, our current asset allocations reflect a relative reduction from earlier periods of the number of classes of securities characterized by higher estimated yields and expected risk, which has reduced the weighted average yield to maturity for our investment portfolio and which we expect will also impact future net investment income.

Fixed Maturity Investments - Net Realized and Unrealized Gains and Net Other-Than-Temporary Impairments

Three months ended March 31,	2010	2009	Change
(in thousands of U.S. dollars)
Gross realized gains	$48,887	$31,423	$17,464
Gross realized losses	(5,170)	(9,297)	4,127

Net realized gains on fixed maturity investments	$43,717	$22,126	$21,591

Net unrealized gains on fixed maturity investments, trading	4,881	—	4,881

Net realized and unrealized gains on fixed maturity investments	$48,598	$22,126	$26,472

Total other-than-temporary impairments	(33)	(19,022)	18,989
Portion recognized in other comprehensive income, before taxes	—	—	—

Net other-than-temporary impairments	$(33)	$(19,022)	$18,989

During the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale and, as a result, we recognized $4.9 million of net unrealized gains on these securities in our consolidated statement of operations for the first three months of 2010. We currently expect to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, we currently expect our fixed maturity investments available for sale balance to decrease and our fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments we make. This change will over time result in additional volatility in our net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded currently in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Net realized gains on fixed maturity investments were $43.7 million in the first three months of 2010, compared to $22.1 million in the first three months of 2009, an increase of $21.6 million, as a result of a $17.5 million increase in gross realized gains and a $4.1 million decrease in gross realized losses. Net other-than-temporary impairments recognized in earnings were $33 thousand in the first three months of 2010 compared to $19.0 million for the first three months of 2009. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. For the three months ended March 31, 2009, we recognized other-than-temporary impairments if we could not assert that we had the ability and intent to hold our securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For the three months ended March 31, 2010, we recognized other-than-temporary impairments under updated GAAP guidance for the recognition and presentation of other-than-temporary impairments which was adopted in the second quarter of 2009. Of the total other-than-temporary impairment charges in the first three months of 2010, $33 thousand was recognized in earnings and includes $33 thousand for credit losses and $nil for investments we intend to sell, and $nil related to other factors recorded as an unrealized loss in accumulated other comprehensive income. Under the guidance adopted in the second quarter of 2009, we recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.

Equity in Earnings of Other Ventures

Three months ended March 31,	2010	2009	Change
(in thousands of U.S. dollars)
Top Layer Re	$3,380	$2,146	$1,234
Tower Hill Companies	(1,071)	(491)	(580)
Other	(153)	81	(234)

Total equity in earnings of other ventures	$2,156	$1,736	$420

Equity in earnings of other ventures in the first three months of 2010 primarily represents our pro-rata share of the net income (loss) from our investments in Top Layer Re and the Tower Hill Companies. Equity in earnings of other ventures generated $2.2 million of income in the first three months of 2010, compared to $1.7 million in the first three months of 2009. The $0.4 million increase in equity in earnings of other ventures is due to earnings from Top Layer Re as a result of strong underwriting and investment results.

The equity pick-up for our earnings in the Tower Hill Companies is recorded one month in arrears.

Other Loss

Three months ended March 31,	2010	2009	Change
(in thousands of U.S. dollars)
Weather and energy risk management operations	$(1,825)	$4,814	$(6,639)
Mark-to-market on Platinum warrant	(3,697)	(13,724)	10,027
Weather-related and loss mitigation	188	(3,279)	3,467
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(1,440)	(2,678)	1,238
Other items	1,043	72	971

Total other loss	$(5,731)	$(14,795)	$9,064

In the first three months of 2010, we incurred an other loss of $5.7 million, compared to an other loss of $14.8 million in the first three months of 2009. The decrease in other loss is primarily due to the $3.7 million other loss in the first three months of 2010 as a result of the mark-to-market loss on our warrant to purchase 2.5 million shares of Platinum common stock, which was $10.0 million less than the other loss of $13.7 million incurred in the first three months of 2009, combined with a $6.6 million decrease in other income related to trading activities within our weather and energy risk operations due to lower trading revenues on certain contracts. Certain contracts we enter into within our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by Weather Predict Inc., a wholly owned subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.

Other Items

Operational Expenses

Operational expenses increased $24.8 million to $64.6 million in the first quarter of 2010, compared to $39.8 million in the first quarter of 2009, primarily due to increased compensation and benefits related costs as a result of our increased headcount including $6.1 million of operational expenses associated with our new Lloyd’s unit, a $6.8 million charge for impairing software related assets and recognizing severance benefits related to the Company’s decision in the first quarter of 2010 to discontinue a new start-up initiative which was under development in 2009 and had yet to commence operations, and $3.4 million related to the previously announced retirement of senior executive officers.

Income Tax Benefit

Income tax benefit increased by $3.4 million to a benefit of $4.2 million in the first three months of 2010, compared to a benefit of $0.9 million in the first three months of 2009, due primarily to our U.S. operations incurring higher pre-tax losses during the first three months of 2010, compared to the first three months of 2009.

Attribution of Net Income

A portion of our net income is attributable to the third party redeemable noncontrolling interest holders in DaVinciRe. The net income attributed to the redeemable noncontrolling interest holders decreased $24.9 million to $10.6 million in the first three months of 2010, compared to $35.5 million in the first three months of 2009, due to the decreased profitability of DaVinciRe. The change in net income attributable to redeemable noncontrolling interest was driven by DaVinciRe generating lower underwriting income in the first three months of 2010, compared to the first three months of 2009, related to the Chilean earthquake and Xynthia as noted above for our catastrophe unit and by an increase in our ownership of DaVinciRe to 41.2% for the first three months of 2010, compared to 38.2% in the first three months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the BMA for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At March 31, 2010, the statutory capital and surplus of our Bermuda (re)insurance subsidiaries was $3.1 billion, and the amount of capital and surplus required to be maintained was $565.3 million. During the first three months of 2010, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $136.7 million, $nil and $nil, respectively, compared with $175.8 million, $nil and $nil, respectively, during the first three months of 2009.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk-based capital tests which is the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At March 31, 2010, the estimated consolidated statutory capital and surplus of Stonington was $127.4 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without TDI approval.

RenaissanceRe CCL and Syndicate 1458 are subject to regulation by the Council of Lloyd’s. Syndicate 1458 is also subject to regulation by the Financial Services Authority (the “FSA”) under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At March 31, 2010, the Company maintained $74.3 million and £15.0 million as a Funds at Lloyd’s facility. In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at March 31, 2010.

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

Cash Flows and Liquidity

Cash flows provided by operating activities. Cash flows provided by operating activities in the first three months of 2010 were $230.6 million, which principally consisted of our net income of $186.2 million and an increase in our reserve for unearned premiums of $167.8 million, a decrease in premiums receivable for $78.0 million, partially offset by a decrease in our reinsurance balances payable of $140.0 million and an adjustment for net realized and unrealized gains on fixed maturity investments of $48.6 million. As discussed under “Summary of Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009”, we generated positive underwriting income and significantly improved net investment income, which contributed to cash flows provided by operating activities. In addition, our claims and claim expenses, net increased $30.8 million in the first three months of 2010, compared to a decrease of $70.2 million in the first three months of 2009, primarily as a result of incurred claims and claim expenses of $79.1 million, partially offset by $48.2 million of paid claims and claim expenses during the first three months of 2010. Cash flows provided by operating activities in the first three months of 2010 were primarily used to support our investing and financing activities, as discussed below.

Cash flows used in investing activities. During the first three months of 2010, our cash flows used in investing activities were $24.1 million, which principally reflects our decision to decrease our allocation to short term investments, and increase our allocation to fixed maturity investments, as a result of the continuing low interest rate environment.

Cash flows used in financing activities. Our cash flows used in financing activities in the first three months of 2010 were $103.0 million, primarily as a result of the repurchase of $203.7 million of our common shares, the payment of $14.8 million and $10.6 million in dividends to our common and preferred shareholders, respectively, and the net repurchase of $123.1 million of DaVinciRe shares, partially offset by $249.1 million of net proceeds from the issuance of debt, as discussed in the “Capital Resources” section below.

We have generated cash flows from operations during the three months ended March 31, 2010 and 2009, significantly in excess of our operating commitments. However, because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of the Chilean earthquake in the first quarter of 2010, and hurricanes Gustav and Ike during the third quarter of 2008, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at March 31, 2010 and December 31, 2009:

At March 31, 2010	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Catastrophe	$140,851	$132,874	$455,140	$728,865
Specialty	114,049	82,769	349,647	546,465
Lloyd’s	—	1,089	2,603	3,692

Total Reinsurance	254,900	216,732	807,390	1,279,022
Insurance	164,849	6,221	245,305	416,375

Total	$419,749	$222,953	$1,052,695	$1,695,397

At December 31, 2009
(in thousands of U.S. dollars)
Catastrophe	$165,153	$148,252	$258,451	$571,856
Specialty	119,674	101,612	382,818	604,104

Total Reinsurance	284,827	249,864	641,269	1,175,960
Insurance	189,389	3,658	332,999	526,046

Total	$474,216	$253,522	$974,268	$1,702,006

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the three months ended March 31, 2010 and 2009, changes to prior years estimated claims reserves increased our net income by $161.7 million and decreased our net income by $7.3 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

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

We recorded $586.3 million of gross claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in the third quarter of 2008. In the first quarter of 2010, we recorded $224.5 million of gross claims and claim expenses as a result of losses arising from the Chilean earthquake and Xynthia which occurred in the first quarter of 2010. Our estimates of losses from hurricanes Gustav and Ike, the Chilean earthquake and Xynthia, are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and relatively recent occurrence of these events, and the continuing uncertainty relating to the large storms of 2005, especially hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior years reserves in the last several years. However, there is no assurance that this will occur in future periods.

Capital Resources

Our total capital resources at March 31, 2010 and December 31, 2009 were as follows:

(in thousands of U.S. dollars)	March 31, 2010	December 31, 2009	Change
Common shareholders’ equity	$3,141,291	$3,190,786	$(49,495)
Preference shares	650,000	650,000	—

Total shareholders’ equity	3,791,291	3,840,786	(49,495)
5.875% Senior Notes	100,000	100,000	—
5.750% Senior Notes	249,086	—	249,086
RenaissanceRe revolving credit facility - borrowed	—	—	—
RenaissanceRe revolving credit facility - unborrowed	—	345,000	(345,000)
DaVinciRe revolving credit facility - borrowed	200,000	200,000	—
DaVinciRe revolving credit facility - unborrowed	—	—	—
Renaissance Trading credit facility - borrowed	—	—	—
Renaissance Trading credit facility - unborrowed	10,000	10,000	—

Total capital resources	$4,350,377	$4,495,786	$(145,409)

In the first three months of 2010, our capital resources decreased by $145.4 million, principally due to the expiration on March 31, 2010 of the RenaissanceRe revolving credit facility, $14.8 million of dividends on common shares, and partially offset by our comprehensive income attributable to RenaissanceRe of $165.0 million, and effective March 17, 2010, the issuance of $250.0 million of 5.750% Senior Notes for $249.1 million, as discussed below, and $203.7 million of common share repurchases during the first three months of 2010.

Capital resources at March 31, 2010 have not changed materially compared to December 31, 2009, except as noted below.

5.75% Senior Notes

On March 17, 2010, RRNAH issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity subject to payment of a “make-whole”

premium. The documents governing the notes contain various covenants, including limitations on RRNAH’s ability to merge, consolidate and sell a substantial amount of its assets and restrictions on RRNAH and RenaissanceRe relating to the disposition of the stock of designated subsidiaries and the creation of liens on the stock of designated subsidiaries.

RenaissanceRe Revolving Credit Facility (“Credit Agreement”)

Effective April 22, 2010, RenaissanceRe entered into a revolving credit agreement with various financial institutions parties thereto, Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent for the lenders thereunder, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement replaced the third amended and restated credit agreement, dated as of April 9, 2009, which expired by its terms on March 31, 2010.

The Credit Agreement provides for a revolving commitment to RenaissanceRe of $150.0 million, including the issuance of letters of credit for the account of RenaissanceRe and RenaissanceRe’s insurance subsidiaries of up to $150.0 million and the issuance of letters of credit for the account of RenaissanceRe’s non-insurance subsidiaries of up to $50.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $250.0 million. The scheduled commitment maturity date of the Credit Agreement is April 22, 2013. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit RenaissanceRe’s ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of its assets, incur liens and declare or pay dividends under certain circumstances, the Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $2.1 billion and $960.0 million, respectively (the “Net Worth Requirements”). The Net Worth Requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Credit Agreement.

DaVinciRe Revolving Credit Facility

Effective as of March 9, 2010, DaVinciRe and the other parties to the Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (the “DaVinciRe Credit Agreement”), entered into Amendment No. 1 to the DaVinciRe Credit Agreement (the “Amendment”). The Amendment provided for the release of certain collateral that was previously pledged by DaVinciRe in support of its obligations under the DaVinciRe Credit Agreement and the pledge by DaVinci of other collateral in substitution for the released collateral.

Letters of Credit

At March 31, 2010, we had $686.1 million of letters of credit with effective dates on or before March 31, 2010 outstanding under the Reimbursement Agreement (defined below) and total letters of credit outstanding under all facilities of $794.1 million.

Principal Letter of Credit Facility

Effective April 22, 2010, RenaissanceRe and certain of its affiliates, Renaissance Reinsurance, Renaissance Reinsurance of Europe, Glencoe Insurance Ltd. and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Third Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Banks”), Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the Banks, and certain other agents (the “Reimbursement Agreement”). The Reimbursement Agreement amended and restated in its entirety the Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007.

The Reimbursement Agreement serves as the Company’s principal secured letter of credit facility and the commitments thereunder expire on April 22, 2013. The Reimbursement Agreement provides commitments from the Banks in an aggregate amount of $1.0 billion, which may be increased up to an amount not to exceed $1.5 billion, subject to the satisfaction of certain conditions. The Reimbursement Agreement contains representations, warranties and covenants in respect of RenaissanceRe and the Account Parties that are customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate, sell a substantial amount of assets and declare or pay dividends. The Reimbursement Agreement also contains certain financial covenants that are customary for reinsurance and insurance companies in facilities of this type, which require RenaissanceRe and DaVinci to maintain a minimum net worth of $1.75 billion and $650.0 million, respectively. The foregoing net worth requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Reimbursement Agreement.

Under the Reimbursement Agreement, each Account Party is required to pledge eligible collateral having a value sufficient to cover all of its obligations under the Reimbursement Agreement, including reimbursement obligations for outstanding letters of credit issued for its account. Eligible collateral includes, among other things, redeemable preference shares issued to the Account Parties by Renaissance Investment Holdings Ltd. (“RIHL”), a subsidiary of RenaissanceRe. Each Account Party that pledges RIHL shares as collateral must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of the outstanding RIHL shares pledged by such Account Party pursuant to the Reimbursement Agreement. In addition, RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered.

Under the Second Amended and Restated RIHL Undertaking and Agreement, dated as of April 22, 2010, executed by RIHL in favor of the administrative agent on behalf of the Banks in connection with the Reimbursement Agreement (the “RIHL Agreement”), RIHL agrees, among other things, to guarantee payment of the obligations of the Account Parties under the Reimbursement Agreement on the terms and subject to the limitations more fully described in the RIHL Agreement.

Funds at Lloyd’s Letter of Credit Facility

On April 26, 2010, Renaissance Reinsurance and Citibank Europe PLC (“CEP”) entered into an Amended and Restated Pledge Agreement (the “Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Reimbursement Agreement, dated as of April 29, 2009, and provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Reimbursement Agreement certain securities with a collateral value equal to 100% of the aggregate amount of the then-outstanding letters of credit.

Guarantees

At March 31, 2010, RenaissanceRe had provided guarantees in the amount of $166.7 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, we may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Redeemable Noncontrolling Interest – DaVinciRe

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2010, in accordance with the third amended and restated shareholders agreement, which provides shareholders, excluding RenaissanceRe, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of such shareholders’ desire for DaVinciRe to repurchase up to half of their initial aggregate number of shares held, subject to certain limitations, as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009. The repurchase notices submitted on or before March 1, 2010, were for shares of DaVinciRe with a GAAP book value of $76.9 million at March 31, 2010.

SHAREHOLDERS’ EQUITY

In the first three months of 2010, our consolidated shareholders’ equity decreased by $49.5 million to $3.79 billion at March 31, 2010, from $3.84 billion at December 31, 2009. The change in shareholders’ equity was primarily due to our comprehensive income attributable to RenaissanceRe of $165.0 million, partially offset by $14.8 million of dividends paid to RenaissanceRe common shareholders and $203.7 million of common share repurchases made during the first three months of 2010 as discussed in more details in “Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds”.

INVESTMENTS

The table below shows the aggregate amounts of our invested assets at March 31, 2010 and December 31, 2009:

(in thousands of U.S. dollars)	March 31, 2010	December 31, 2009	Change
Fixed maturity investments, at fair value (1)	$4,534,496	$4,295,792	$238,704
Short term investments, at fair value	864,328	1,002,306	(137,978)
Other investments, at fair value	866,865	858,026	8,839

Total managed investments portfolio	6,265,689	6,156,124	109,565
Investments in other ventures, under equity method	84,942	97,287	(12,345)

Total investments	$6,350,631	$6,253,411	$97,220

(1)	Included in fixed maturity investments, at fair value at March 31, 2010 and December 31, 2009 are $3,049.3 million and $736.6 million, respectively, of fixed maturity investments designated as trading under FASB ASC Topic Investments - Debt and Equity Securities.

Our total investments at March 31, 2010 increased by $97.2 million from December 31, 2009, primarily as a result of the investment of a portion of our operating cash flows generated during the first three months of 2010 and the net proceeds from the issuance of the 5.75% Senior Notes, as discussed above. In addition, our fixed maturity investments portfolio increased by $238.7 million and our short term investments portfolio decreased by $138.0 million as we invested a portion of our short term investments in fixed maturity investments. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, highly rated sovereign and supranational securities, high-grade corporate securities, FDIC guaranteed corporate securities and mortgage-backed and asset-backed securities. At March 31, 2010, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2009 – AA), an average duration of 2.7 years (December 31, 2009 – 2.6 years) and a weighted average yield to maturity of 2.1% (December 31, 2009 – 2.3%).

Other Investments

The table below shows our portfolio of other investments at March 31, 2010 and December 31, 2009:

(in thousands of U.S. dollars)	March 31, 2010	December 31, 2009	Change
Private equity partnerships	$292,412	$286,108	$6,304
Senior secured bank loan funds	253,652	245,701	7,951
Catastrophe bonds	156,973	160,051	(3,078)
Non-U.S. fixed income funds	75,533	75,891	(358)
Hedge funds	56,475	54,163	2,312
Miscellaneous other investments	31,820	36,112	(4,292)

Total other investments	$866,865	$858,026	$8,839

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

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $38.8 million of net investment income for the first three months of 2010, compared to $2.1 million for the first three months of 2009. Of this amount, $24.9 million relates to net unrealized gains compared with $17.0 million of net unrealized losses for the first three months of 2010 and 2009, respectively.

We have committed capital to private equity partnerships and other entities of $646.8 million, of which $425.9 million has been contributed at March 31, 2010. Our remaining commitments to these funds at March 31, 2010 totaled $220.7 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

EFFECTS OF INFLATION

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. In addition, it is possible that the risk of general economic inflation has increased which could, among other things, cause claims and claim expenses to increase and also impact the performance of our investment portfolio. The actual effects of this inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The onset, duration and severity of an inflationary period cannot be estimated with precision.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2009 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of March 31, 2010, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as noted below.

On March 17, 2010, RRNAH issued, and RenaissanceRe guaranteed, $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15. The notes can be redeemed by RRNAH prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.

In certain circumstances, our contractual obligations may be accelerated to dates other than those in the Company’s 2009 Annual Report on Form 10-K, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

CURRENT OUTLOOK

General Economic Conditions

While there have been some indicators of stabilization, and U.S. gross domestic product experienced growth in the latter part of 2009 and, according to preliminary government reports, in the first quarter, that trend may not continue. Moreover, while other key markets we serve have shown signs of stabilization, others have shown increasing signs of fiscal and macroeconomic instability, particularly certain Euro-dominated markets which are undergoing significant budgetary and financing challenges, the impacts of which remains uncertain and potentially long-reaching. Accordingly, we believe meaningful risk remains for continued uncertainty or disruptions in general economic conditions, including additional dislocations in the financial markets or asset classes or of a “double dip” recession in the U.S. or other key markets. In 2009, many governments, including the U.S. federal government, took substantial steps to stabilize economic conditions, in an effort to increase liquidity and capital availability; these efforts contributed to significant changes in the financial markets in 2009, resulting in recoveries of asset valuations across many sectors, and increased access to private and public sources of capital. However, if these stabilizing efforts were to cease prematurely, or if economic conditions otherwise cease to stabilize and again commence to deteriorate further, the business environment in our principal markets would be further adversely affected, which accordingly could adversely affect demand for the products sold by us or our customers. In addition, during a period of continued economic downturn like the current one, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

Following a strong initial rebound in the financial markets during the first quarter of 2010, we currently expect that 2010 will continue to be characterized by meaningful returns of capital, both by us and by participants in our industry more generally. However, our operations are subject to the ever present potential for significant volatility in capital due primarily to our exposure to potentially significant catastrophic events.

The interest rate environment, continuing volatility in the investment markets, and general economic conditions could adversely affect our net investment income on our fixed income investments and our other invested assets. In 2009 and the first quarter of 2010, our investment results benefited substantially from factors including spreads tightening and improving valuations at levels which we would not anticipate repeating in future periods. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. We expect the current volatile financial markets and challenging economic conditions to persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.

Market Conditions and Competition

In 2009, U.S. coastal regions exposed to severe hurricane risk benefited from an unusually inactive year meteorologically in the Atlantic basin, which is often attributed to the El Nino effect. As a result, insured industry losses for 2009 were relatively benign, particularly in the Eastern and Southeastern U.S. This is in contrast to 2004, 2005 and 2008, for example, in which hurricanes Katrina, Wilma and Ike, among others, resulted in substantial insured property losses. In addition, the dislocations in the investment markets in 2008 eroded the capital and surplus of many market participants. The combination of the 2008 storms and the effects of the financial crisis resulted in relatively attractive market conditions at the January and June 1, 2009 catastrophe renewals. The January 1, 2010 renewal season was characterized by overall stability, and also by a relative shift toward an ample supply of capital, impacted by recovery in the financial markets, asset valuations and a more positive perception of liquidity; decreasing demand, impacted by the same factors; as well as by exposure reduction. In addition, the competitive conditions in the markets we serve are believed to have been meaningfully impacted in 2009 by the U.S. federal government’s financing and backstopping of certain large market participants, which are deemed by many market observers and participants to have contributed to inadequate pricing conditions in respect of certain lines and coverages. These adverse pricing conditions continued to persist during the first quarter of 2010.

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

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically in recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. We do not believe that the comparably low level of weather-related losses incurred in 2009 is indicative of the likely level of such losses in future periods. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue over time in the future. At the same time, certain markets we target are currently being impacted by fundamental weakness experienced by primary insurers, due to the ongoing economic dislocation and, in many cases, inadequate primary insurance rate levels. These conditions, which occurred in a period characterized by unusually low insured catastrophic losses, contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will accelerate in 2010, and potentially lead to unstable and volatile markets in certain regions and sectors.

With respect to our Insurance segment, certain competitors retained more programs in 2009 than we had originally expected and did so at economic terms and conditions that we did not find attractive. Moreover, as noted above, market conditions in certain of the sectors in which we focus were adversely impacted by the expansive government financing of certain market participants, which may have contributed to inadequate pricing levels for a number of lines and coverages in 2009. We sought to maintain our disciplined underwriting and while we continued to see a substantial number of market opportunities, we did not write as many policies as we had anticipated going into the 2009 renewal season. Market conditions are fluid and evolving and we cannot assure you that pricing conditions in these markets will improve or that we will succeed in growing our business if they do. While we did increase our policy count and aggregate of insured acres relating to our crop insurance business in 2009, premiums in this line of business are inherently volatile as they are driven in part by commodity prices, which are subject to significant short and long-term price changes. We currently expect market conditions in these lines of primary insurance to remain very competitive throughout 2010, particularly for new business. Moreover, the dynamics which could contribute to a potential improvement in rates during 2010 in some product lines may well be largely offset by a decline in exposures arising from the ongoing economic weakness in our key markets. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships and seek to respond quickly to potential new business opportunities, our in-depth due diligence process means that executing on potential new opportunities within this segment take time. We believe that we have established ourselves as an effective and creative, though disciplined, partner for program business opportunities for which to compete.

In addition, we continue to explore potential strategic transactions or investments, and other opportunities from time to time, that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations. We currently expect the competitive conditions in our core businesses, and the ongoing dislocation in the capital and credit markets, to present additional, potentially attractive growth, investment and operational opportunities, particularly given our strong reputation, financial resources, and track record.

Legislative and Regulatory Update

On April 27, 2010, the U.S. House Financial Services Committee approved H.R. 2555, titled “the Homeowners Defense Act”, by a vote of 39-26. In addition, on the same day the Financial Services Committee passed legislation which would expand the National Flood Insurance Program (the “NFIP”) to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event) (this legislation, together with H.R. 2555, is referred to below as “the House Bills”). H.R. 2555 would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets.

While it is unclear when the full House will consider the House Bills, House leadership and the sponsors of the House Bills have publicly stated that they believe the legislation can be passed in the full House if brought to a vote.

While the Senate has not yet enacted any of the legislation reflected in the House Bills (and has previously passed a competing version of the NFIP renewal bill which would not add wind to the program), the respective sponsors of the House Bills have indicated awareness of plans to reintroduce versions of this legislation in the Senate in 2010. If enacted, any of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance or to their inception or alteration in a manner adverse to us. While none of this legislation has been enacted to date, and although we believe such legislation will continue to be vigorously opposed, if enacted these bills would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially.

Throughout 2009 and into early 2010, Congress passed a series of short term extensions of the NFIP. The House of Representatives and the Federal Emergency Management Agency are also exploring the possibility of new legislation which might reshape the federal flood insurance program, perhaps substantially. A failure to renew the NFIP program, particularly if unanticipated by industry participants, could have dislocating impacts on the industry and our customers and potentially have an adverse impact on us.

In 2007, the State of Florida enacted legislation to expand the Florida Hurricane Catastrophe Fund’s (“FHCF”) provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/CS/CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the next five years, reducing the coverage amount to approximately $17.0 billion. The 2009 Bill will also increase the cost of the optional coverage, starting with an increase by a factor of two in the 2009-2010 season, and raising costs by a factor of one in each succeeding year until the phase-out is complete. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens Property Insurance Corporation (“Citizens”), to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses. For 2010, the approved rate increase is approximately 5%. The rate increases and cut back on coverage by FHCF and Citizens will allow for an increased role of the private insurers in Florida, a market in which we have established substantial market share. This legislation may, however, take several years to have a significant effect on the private market. Moreover, it is possible that the Florida legislature will reverse or weaken the 2009 Bill.

We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2008 and 2007 as compared to 2006. The 2007 Florida Bill and other regulatory actions over this period may have contributed to instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses in 2009, an unusually low catastrophe year. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes in, or impacting Florida, could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.

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

The Risk Management Agency of the U.S. Department of Agriculture (the “RMA”) has currently proposed several changes to the Standard Reinsurance Agreement (the “SRA”), which governs substantial elements of the Federal MPCI program in which we participate. The proposal would, if ultimately adopted, have the effect of significantly reducing the administrative and operating support provided to participating insurers in the program. Other changes reflected in the proposal would have additional adverse impacts on crop insurers, including us. If the RMA proposals are adopted in a revised SRA, we would expect our crop insurance business to be adversely impacted, although at this time we cannot precisely quantify the degree of such impact. We cannot assure you that efforts to amend or ameliorate the RMA’s proposal will succeed.

The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, executive compensation and others. We continue to carefully monitor relevant proposals and believe that these and other potential proposals could have varying degrees of impact on the Company ranging from minimal to material. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposals could have on the Company.

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

•

risks relating to adverse legislative developments including the risk of passage of the House Bills; the risk of new legislation in Florida continuing to expand the reinsurance coverages offered by the FHCF and the insurance policies written by the state-sponsored Citizens, or failing to reduce such coverages or implementing new programs which reduce the size of the private market; and the risk that new, state based or federal legislation will be enacted and adversely impact us;

•

the risk that the RMA adversely changes the financial terms of the SRA which we are currently party to and under which our Insurance segment participates in the federal multi-peril crop insurance program;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	risks relating to our strategy of relying on third party program managers, third party administrators, and other vendors to support our Insurance operations;

•

risks due to our dependence on a few insurance and reinsurance brokers for the preponderance of our revenue, a risk we believe is increasing as a larger portion of our business is provided by a small number of these brokers, including as a result of the merger of AON Corporation and Benfield Group Limited;

•

the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our third party program managers or agents may elect not to continue or renew their programs with us;

•

the inherent uncertainties in our reserving process, including those related to the 2005, 2008 and first quarter 2010 catastrophes, which uncertainties we believe are increasing as we diversify into new product classes;

•

we are exposed to the risk that our customers may fail to make premium payments due to us (a risk that may be increasing in certain of our key markets), as well as the risk of failures of our reinsurers, brokers, third party program managers or other counterparties to honor their obligations to us, including their obligations to make third party payments for which we might be liable, which risks we believe continue to be heightened as a result of the current period of relatively weak economic conditions;

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

•

changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the current period of relatively weak economic conditions, both globally and in the U.S.;

•

we are exposed to counterparty credit risk, including with respect to reinsurance brokers, customers, agents, retrocessionaires, capital providers and parties associated with our investment portfolio, energy trading business, and premiums and other receivables owed to us, which risks we believe continue to be heightened as a result of the current period of relatively weak economic conditions;

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

•

risks relating to changes in regulatory regimes and/or accounting rules, such as the roadmap to International Financial Reporting Standards, which could result in significant changes to our financial results.

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

We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; credit risk; energy and weather-related risk; and equity price risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K for the fiscal year ended December 31, 2009 for additional information related to the Company’s exposure to these risks.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our claims and claim expense reserves which are discussed in more detail above under “Reserves for Claims and Claim Expenses.” In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, we believe that no individual, normal course litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.

Item 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 17, 2010, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended March 31, 2010, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$331.4
January 1 - 31, 2010	1,320,719	$53.82	1,619	$52.93	1,319,100	$53.82	(71.0)
February 1 - 28, 2010	1,195,387	$54.37	1,587	$54.85	1,193,800	$54.37	(64.9)
February 17, 2010 - increased authorized share repurchase program to $500.0 million							304.5

Dollar amount available to be repurchased							500.0
March 1 - 31, 2010	1,265,524	$56.22	62,045	$55.86	1,203,479	$56.24	(67.7)

Total	3,781,630	$54.80	65,251	$55.76	3,716,379	$54.78	$432.3

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Subsequent to March 31, 2010 and through the period ending April 26, 2010, the Company has repurchased an additional 416 thousand common shares in open market transactions at an aggregate cost of $23.7 million and at an average share price of $56.85.

Item 3 — Defaults Upon Senior Securities

None

Item 5 — Other Information

None

Item 6 – Exhibits

a.	Exhibits:

4.1	Senior Indenture dated March 17, 2010 among RenRe North America Holdings Inc., RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 18, 2010).

4.2	First Supplemental Indenture (including the form of the Notes) dated March 17, 2010 among RenRe North America Holdings Inc., RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 18, 2010).

4.3	Senior Debt Securities Guarantee Agreement dated March 17, 2010 between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 18, 2010).

10.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement among DaVinciRe Holdings Ltd., the Lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 11, 2010).

10.2	Credit Agreement dated as of April 22, 2010 among RenaissanceRe Holdings Ltd., various financial institutions parties thereto, Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent for the Lenders, Wells Fargo Bank, National Association, as Syndication Agent, and Banc of America Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 27, 2010).

10.3	Third Amended and Restated Reimbursement Agreement dated as of April 22, 2010 by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., the banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, and certain other agents (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 27, 2010).

10.4	Second Amended and Restated RIHL Undertaking and Agreement dated as of April 22, 2010 made by Renaissance Investment Holdings Ltd. in favor of Wells Fargo Bank, National Association, as administrative agent, and the other Lender Parties (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 27, 2010).

10.5	Separation, Consulting, and Release Agreement by and between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 14, 2010).

10.6	Separation, Consulting, and Release Agreement by and between RenaissanceRe Holdings Ltd. and William J. Ashley (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 14, 2010).

10.7	Form of Amendment No. 3 to the Amended and Restated Employment Agreement for Named Executive Officers (other than Mr. Currie) (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 14, 2010).

10.8	Amendment No. 1 to the Employment Agreement with Jeffrey D. Kelly (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 14, 2010).

10.9	Amendment No. 1 to the Further Amended and Restated Employment Agreement with Neill A. Currie (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 14, 2010).

10.10	Form of Letter Agreement with Neill A. Currie.

10.11	Form of Letter Agreement with the Named Executive Officers (other than Mr. Currie).

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 28, 2010